Form 10-Q
period 1994-03-31
ENTERGY CORP /DE/; ARKANSAS POWER & LIGHT CO; GULF STATES UTILITIES CO; LOUISIANA POWER & LIGHT CO /LA/; MISSISSIPPI POWER & LIGHT CO; NEW ORLEANS PUBLIC SERVICE INC; SYSTEM ENERGY RESOURCES INC
filed 1994-05-16
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1994

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to
____________

Commission      Registrant, State of Incorporation,    I.R.S. Employer
File Number     Address and Telephone Number           Identification No.

1-11299         ENTERGY CORPORATION                    13-5550175
                (a Delaware corporation)
                225 Baronne Street
                New Orleans, Louisiana 70112
                Telephone (504) 529-5262

1-10764         ARKANSAS POWER & LIGHT COMPANY         71-0005900
                (an Arkansas corporation)
                425 West Capitol Avenue, 40th Floor
                Little Rock, Arkansas 72201
                Telephone (501) 377-4000

1-2703          GULF STATES UTILITIES COMPANY          74-0662730
                (a Texas corporation)
                350 Pine Street
                Beaumont, Texas  77701
                Telephone (409) 838-6631

1-8474          LOUISIANA POWER & LIGHT COMPANY        72-0245590
                (a Louisiana corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70112
                Telephone (504) 569-4000

0-320           MISSISSIPPI POWER & LIGHT COMPANY      64-0205830
                (a Mississippi corporation)
                308 East Pearl Street
                Jackson, Mississippi 39201
                Telephone (601) 969-2311

0-5807          NEW ORLEANS PUBLIC SERVICE INC.        72-0273040
                (a Louisiana corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70112
                Telephone (504) 569-4000

1-9067          SYSTEM ENERGY RESOURCES, INC.          72-0752777
                (an Arkansas corporation)
                Echelon One
                1340 Echelon Parkway
                Jackson, Mississippi 39213
                Telephone (601) 984-9000

       Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes     X      No

Common Stock Outstanding                   Outstanding at April 30, 1994
Entergy Corporation      ($0.01 par value)          230,024,379

              ENTERGY CORPORATION AND SUBSIDIARIES
             INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         March 31, 1994

                                                         Page
                                                        Number

Definitions                                                1
Financial Statements:
  Entergy Corporation and Subsidiaries:
    Consolidated Balance Sheets                            4
    Statements of Consolidated Income                      6
    Statements of Consolidated Cash Flows                  7
    Selected Operating Results                             9
  Arkansas Power & Light Company:
    Balance Sheets                                        10
    Statements of Income                                  12
    Statements of Cash Flows                              13
    Selected Operating Results                            14
  Gulf States Utilities Company:
    Balance Sheets                                        15
    Statements of Income                                  17
    Statements of Cash Flows                              18
    Selected Operating Results                            19
  Louisiana Power & Light Company:
    Balance Sheets                                        20
    Statements of Income                                  22
    Statements of Cash Flows                              23
    Selected Operating Results                            24
  Mississippi Power & Light Company:
    Balance Sheets                                        25
    Statements of Income                                  27
    Statements of Cash Flows                              28
    Selected Operating Results                            29
  New Orleans Public Service Inc.:
    Balance Sheets                                        30
    Statements of Income                                  32
    Statements of Cash Flows                              33
    Selected Operating Results                            34
  System Energy Resources, Inc.:
    Balance Sheets                                        35
    Statements of Income                                  37
    Statements of Cash Flows                              38
Notes to Financial Statements                             39
Management's Financial Discussion and Analysis            54
Part II:
  Item 1.  Legal Proceedings                              67
  Item 4.  Submission of Matters to a Vote
           of Security Holders                            73
  Item 5.  Other Information                              75
  Item 6.  Exhibits and Reports on Form 8-K               77
Experts                                                   80
Signature                                                 81

This combined Form 10-Q is separately filed by Entergy Corporation, Arkansas Power & Light Company, Gulf States Utilities Company, Louisiana Power & Light Company, Mississippi Power & Light Company, New Orleans Public Service Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies. This combined Form 10-Q supplements and updates the Form 10-K, for the calendar year ended December 31, 1993, filed by the individual registrants with the SEC on March 17, 1994, and must be read in conjunction therewith.

                           DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

ALJ                      Administrative Law Judge
ANO                      Arkansas Nuclear One Steam Electric
                         Generating Station
ANO 2                    Unit No. 2 of ANO
AP&L                     Arkansas Power & Light Company
APSC                     Arkansas Public Service Commission
Availability
Agreement                Agreement, dated as of June 21, 1974,
                         as amended, among System Energy and
                         AP&L, LP&L, MP&L, and NOPSI, and the
                         assignments thereof
Capital Funds Agreement  Agreement, dated as of June 21, 1974, as amended, between System Energy and
                         Entergy Corporation, and the assignments
                         thereof
CCLM                     Customer-Controlled Load Management (a
                         DSM activity utilizing residential time-
                         of-use rates)
City of New Orleans
or City                  New Orleans, Louisiana
Council                  Council of the City of New Orleans,
                         Louisiana
D.C. Circuit             United States Court of Appeals for the
                         District of Columbia Circuit
DSM                      Demand-Side Management (Least Cost Plan
                         activities that influence electricity
                         usage by customers)
Entergy Corporation      Entergy Corporation, a Delaware
                         corporation, successor to Entergy
                         Corporation, a Florida Corporation
Entergy Operations       Entergy Operations, Inc., a subsidiary
                         of Entergy Corporation that has
                         operating responsibility for Grand Gulf
                         1, Waterford 3, and ANO
Entergy or System        Entergy Corporation and its various
                         direct and indirect subsidiaries
Entergy Power            Entergy Power, Inc., a subsidiary of
                         Entergy Corporation that markets
                         capacity and energy from certain
                         generating facilities to other parties,
                         principally non-affiliates, for resale
Entergy Services         Entergy Services, Inc.
FERC                     Federal Energy Regulatory Commission
Form 10-K                The combined Annual Report on Form 10-K
                         for the year ended December 31, 1993, of
                         Entergy, AP&L, GSU, LP&L, MP&L, NOPSI,
                         and System Energy
G&R Bonds                General and Refunding Mortgage Bonds
                         issued and issuable by MP&L and NOPSI
Grand Gulf Station       Grand Gulf Steam Electric Generating
                         Station
Grand Gulf 1             Unit No. 1 of the Grand Gulf Station
GSU                      Gulf States Utilities Company
KWH                      Kilowatt-Hour(s)
Least Cost Plan          Least Cost Integrated Resource Plan
                         (combination of demand- and supply-side
                         resources to be used by Entergy to
                         satisfy electricity demand
LP&L                     Louisiana Power & Light Company
LPSC                     Louisiana Public Service Commission
Merger                   The combination transaction,
                         consummated on December 31, 1993, by
                         which GSU became a subsidiary of Entergy
                         Corporation and Entergy Corporation
                         became a Delaware Corporation
Money Pool               System Money Pool, which allows certain
                         System companies to borrow from, or lend
                         to, certain other System companies
MP&L                     Mississippi Power & Light Company
MPSC                     Mississippi Public Service Commission
1991 NOPSI Settlement    Agreement, retroactive to October 4,
                         1991, among NOPSI, the Council and the
                         Alliance for Affordable Energy, Inc.
                         that settled certain Grand Gulf 1
                         prudence issues and pending litigation
                         related to a resolution adopted by the
                         Council disallowing the recovery by
                         NOPSI of $135 million of previously
                         deferred Grand Gulf 1-related costs
NOPSI                    New Orleans Public Service Inc.
NRC                      Nuclear Regulatory Commission
Owner Participant        A corporation that, in connection with
                         the Waterford 3 sale and leaseback
                         transactions, has acquired a beneficial
                         interest in a trust, the Owner Trustee
                         of which is the owner and lessor of
                         undivided interests in Waterford 3
Owner Trustee            Each institution and/or individual
                         acting as Owner Trustee under a trust
                         agreement with an Owner Participant in
                         connection  with the Waterford 3 sale
                         and leaseback transactions
PUCT                     Public Utility Commission of Texas
Rate Cap                 The level of GSU's retail electric base
                         rates in effect at December 31, 1993,
                         for the Louisiana retail jurisdiction,
                         and the level in effect prior to the
                         Texas Cities Rate Settlement for the
                         Texas retail jurisdiction, that may not
                         be exceeded for the five years following
                         December 31, 1993
Reallocation Agreement   1981 Agreement, superseded in part by a
                         June 13, 1985 decision of the FERC,
                         among AP&L, LP&L, MP&L, NOPSI, and
                         System Energy relating to the sale and
                         capacity of energy from the Grand Gulf
                         Station
River Bend               River Bend Steam Electric Generating
                         Station, owned 70% by GSU
Revised Plan             MP&L's Grand Gulf 1-related rate phase-
                         in plan, originally approved by the MPSC
                         in an order issued on September 16,
                         1985, as modified by the MPSC order
                         issued September 29, 1988, to bring such
                         plan into compliance with the
                         requirements of SFAS No. 92
SEC                      Securities and Exchange Commission
SFAS                     Statement of Financial Accounting
                         Standards as promulgated by the
                         Financial Accounting Standards Board
SFAS 109                 SFAS No. 109, "Accounting for Income
                         Taxes"
System Agreement         Agreement, effective January 1, 1983,
                         as modified by a June 13, 1985, decision
                         of the FERC, among the System operating
                         companies relating to the sharing of
                         generating  capacity and other power
                         resources
System Energy            System Energy Resources, Inc.
System Fuels             System Fuels, Inc.
System operating
companies                AP&L, GSU, LP&L, MP&L, and NOPSI,
                         collectively
System or Entergy        Entergy Corporation and its various
                         direct and indirect subsidiaries
Unit Power Sales
Agreement                Agreement, dated as of June 10,
                         1982, as amended, among AP&L, LP&L,
                         MP&L, NOPSI, and System Energy, relating
                         to the sale of capacity and energy from
                         System Energy's share of Grand Gulf 1
Waterford 3              Unit No. 3  of the Waterford Steam
                         Electric Generating Station

                            ENTERGY CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                           March 31, 1994 and December 31, 1993
                                        (Unaudited)

                                                                 1994            1993
                                                              -----------     -----------
                                                                    (In Thousands)
                           ASSETS
 Utility Plant:
   Electric                                                   $20,878,026     $20,848,844
   Plant acquisition adjustment - GSU                             377,052         380,117
   Electric plant under leases                                    664,806         663,024
   Property under capital leases - electric                       173,954         175,276
   Natural gas                                                    190,621         156,452
   Steam products                                                  43,176          75,689
   Construction work in progress                                  651,028         533,112
   Nuclear fuel under capital leases                              321,253         329,433
   Nuclear fuel                                                    24,901          17,760
                                                              -----------     -----------
            Total                                              23,324,817      23,179,707
   Less - accumulated depreciation and amortization             7,296,056       7,157,981
                                                              -----------     -----------
            Utility plant - net                                16,028,761      16,021,726
                                                              -----------     -----------
 Other Property and Investments:
   Decommissioning trust funds                                    197,532         172,960
   Other                                                          185,612         183,597
                                                              -----------     -----------
            Total                                                 383,144         356,557
                                                              -----------     -----------

 Current Assets:
   Cash and cash equivalents:
     Cash                                                         169,935          27,345
     Temporary cash investments - at cost,
       which approximates market                                  324,990         536,404
                                                              -----------     -----------
            Total cash and cash equivalents                       494,925         563,749
   Special deposits                                                 9,247          36,612
   Notes receivable                                                17,076          17,710
   Accounts receivable:
     Customer (less allowance for doubtful accounts of
        $8.6 million in 1994 and $8.8 million in 1993)            296,603         315,796
     Other                                                         61,544          81,931
     Accrued unbilled revenues                                    207,053         257,321
   Fuel inventory                                                  86,582         110,204
   Materials and supplies - at average cost                       359,209         360,353
   Rate deferrals                                                 345,622         333,311
   Prepayments and other                                           95,960          98,144
                                                              -----------     -----------
            Total                                               1,973,821       2,175,131
                                                              -----------     -----------
 Deferred Debits and Other Assets:
   Rate deferrals                                               1,785,163       1,876,051
   SFAS 109 regulatory asset - net                              1,220,674       1,385,824
   Long-term receivables                                          235,546         228,030
   Unamortized loss on reacquired debt                            246,673         210,698
   Other                                                          640,825         622,680
                                                              -----------     -----------
            Total                                               4,128,881       4,323,283
                                                              -----------     -----------
            TOTAL                                             $22,514,607     $22,876,697
                                                              ===========     ===========

 See Notes to Financial Statements.



                            ENTERGY CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                           March 31, 1994 and December 31, 1993
                                        (Unaudited)

                                                                 1994            1993
                                                              -----------     -----------
                                                                    (In Thousands)

               CAPITALIZATION AND LIABILITIES
 Capitalization:
   Common stock, $0.01 par value, authorized 500,000,000
     shares; issued 231,219,737 shares in 1994 and 1993            $2,312          $2,312
   Paid-in capital                                              4,224,207       4,223,682
   Retained earnings                                            2,172,493       2,310,082
   Less - treasury stock (1,001,243 shares in 1994)                35,456               -
                                                              -----------     -----------
            Total common shareholders' equity                   6,363,556       6,536,076
   Preference stock                                               150,000         150,000
   Subsidiaries' preferred stock:
    Without sinking fund                                          550,955         550,955
    With sinking fund                                             324,803         349,053
   Long-term debt                                               7,309,630       7,355,962
                                                              -----------     -----------
            Total                                              14,698,944      14,942,046
                                                              -----------     -----------
 Other Noncurrent Liabilities:
   Obligations under capital leases                               310,508         322,867
   Other                                                          294,907         270,318
                                                              -----------     -----------
            Total                                                 605,415         593,185
                                                              -----------     -----------
 Current Liabilities:
   Currently maturing long-term debt                              371,210         322,010
   Notes payable                                                   43,667          43,667
   Accounts payable                                               310,136         413,727
   Customer deposits                                              129,365         127,524
   Taxes accrued                                                  135,207         118,267
   Accumulated deferred income taxes                               80,312          44,637
   Interest accrued                                               201,505         210,894
   Dividends declared                                             117,881          13,404
   Deferred revenue - gas supplier judgment proceeds                4,349          14,632
   Deferred fuel cost                                               9,251           4,528
   Obligations under capital leases                               185,603         194,015
   Other                                                          202,616         240,471
                                                              -----------     -----------
            Total                                               1,791,102       1,747,776
                                                              -----------     -----------
 Deferred Credits:
   Accumulated deferred income taxes                            3,831,036       3,849,439
   Accumulated deferred investment tax credits                    777,123         802,273
   Other                                                          810,987         941,978
                                                              -----------     -----------
            Total                                               5,419,146       5,593,690
                                                              -----------     -----------

 Commitments and Contingencies (Notes 1 and 2)

            TOTAL                                             $22,514,607     $22,876,697
                                                              ===========     ===========

 See Notes to Financial Statements.


                          ENTERGY CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CONSOLIDATED INCOME
                   For the Three Months Ended March 31, 1994 and 1993
                                            (Unaudited)

                                                               1994            1993
                                                           -----------     -----------
                                                                  (In Thousands)
 Operating Revenues:
   Electric                                                 $1,340,252        $897,266
   Natural gas                                                  54,079          29,146
   Steam products                                               11,708              -
                                                           -----------     -----------
         Total                                               1,406,039         926,412
                                                           -----------     -----------
 Operating Expenses:
   Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                                314,728         176,935
     Purchased power                                           124,796          56,813
     Nuclear refueling outage expenses                          16,825          17,099
     Other operation and maintenance                           334,932         231,069
   Depreciation and decommissioning                            160,809         110,130
   Taxes other than income taxes                                72,852          48,410
   Income taxes                                                 33,553          31,786
   Rate deferrals:
     Rate deferrals                                                 -           (1,313)
     Amortization of rate deferrals                             93,674          62,740
                                                           -----------     -----------
         Total                                               1,152,169         733,669
                                                           -----------     -----------
 Operating Income                                              253,870         192,743
                                                           -----------     -----------
 Other Income (Deductions):
   Allowance for equity funds used
    during construction                                          3,535           2,152
   Miscellaneous - net                                          14,362          15,387
   Income taxes                                                 (8,197)         (9,577)
                                                           -----------     -----------
         Total                                                   9,700           7,962
                                                           -----------     -----------
 Interest and Other Charges:
   Interest on long-term debt                                  160,395         123,719
   Other interest - net                                         14,140           6,614
   Allowance for borrowed funds used
    during construction                                         (2,642)         (1,526)
   Preferred and preference dividend
    requirements of subsidiaries and other                      20,942          14,585
                                                           -----------     -----------
         Total                                                 192,835         143,392
                                                           -----------     -----------
 Income before Cumulative Effect of
  a Change in Accounting Principle                              70,735          57,313

 Cumulative effect to January 1, 1993,
  of Accruing Unbilled Revenues (net
  of income taxes of $57,188)                                       -           93,841
                                                           -----------     -----------
 Net Income                                                    $70,735        $151,154
                                                           ===========     ===========
 Earnings per average common share
  before cumulative effect of a
  change in accounting principle                                 $0.31           $0.33
 Earnings per average common share                               $0.31           $0.86
 Dividends declared per common share                             $0.90           $0.80
 Average number of common shares
  outstanding                                              230,584,786     175,108,922

 See Notes to Financial Statements.


                         ENTERGY CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                  For the Three Months Ended March 31, 1994 and 1993
                                     (Unaudited)

                                                                 1994        1993
                                                               --------    --------
                                                                  (In Thousands)
 Operating Activities:
   Net income                                                   $70,735    $151,154
   Noncash items included in net income:
     Cumulative effect of a change in accounting principle            -     (93,841)
     Change in rate deferrals/excess capacity-net                80,768      36,290
     Depreciation and decommissioning                           160,809     110,130
     Deferred income taxes and investment tax credits             1,064      (8,218)
     Allowance for equity funds used during construction         (3,535)     (2,152)
     Amortization of deferred revenues                          (10,283)     (9,311)
     Provision for estimated losses and reserves                (13,503)      9,934
   Changes in working capital:
     Receivables                                                 89,848      35,943
     Fuel inventory                                              23,622       4,065
     Accounts payable                                          (103,591)    (48,034)
     Taxes accrued                                               16,940       9,505
     Interest accrued                                            (9,389)     (8,124)
     Other working capital accounts                                  36        (770)
   Refunds to customers - gas contract settlement                    -      (56,027)
   Decommissioning trust contributions                           (5,516)     (5,706)
   Other                                                         24,426      30,796
                                                               --------    --------
     Net cash flow provided by operating activities             322,431     155,634
                                                               --------    --------
 Investing Activities:
   Construction/capital expenditures                           (175,107)    (86,836)
   Allowance for equity funds used during construction            3,535       2,152
   Nuclear fuel purchases                                        (9,344)    (17,015)
   Proceeds from sale/leaseback of nuclear fuel                   1,035          -
   Investment in nonregulated/nonutility properties                 240     (58,229)
   Decrease in other temporary investments                           -        9,012
                                                               --------    --------
     Net cash flow used in investing activities                (179,641)   (150,916)
                                                               --------    --------
 Financing Activities:
   Proceeds from the issuance of:
     First mortgage bonds                                            -      100,000
     General and refunding mortgage bonds                            -      195,000
     Bank notes and other long term debt                             -          788
   Premium and expense on refinancing sale/leaseback bond       (47,602)          -
   Retirement of:
     First mortgage bonds                                          (400)    (88,585)
     General and refunding mortgage bonds                            -      (84,400)
     Bank notes and other long-term debt                            (44)          -
     Repurchase of common stock                                 (35,590)     (6,524)
   Redemption of preferred stock                                (24,250)    (22,000)
   Common stock dividends paid                                 (103,728)    (69,629)
                                                               --------    --------
     Net cash flow provided by (used in) financing activities  (211,614)     24,650
                                                               --------    --------
 Net increase (decrease) in cash and cash equivalents           (68,824)     29,368

 Cash and cash equivalents at beginning of period               563,749     379,792
                                                               --------    --------
 Cash and cash equivalents at end of period                    $494,925    $409,160
                                                               ========    ========

                         ENTERGY CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                  For the Three Months Ended March 31, 1994 and 1993
                                     (Unaudited)

                                                                 1994        1993
                                                               --------    --------
                                                                  (In Thousands)
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (received) during the period for:
     Interest - net of amount capitalized                      $169,748    $134,450
     Income taxes                                               $(6,070)    $14,197
   Noncash investing and financing activities:
      Capital lease obligations incurred                        $20,547        $232
      Excess of fair value of decommissioning trust
        assets over amount invested                             $15,634          -


 See Notes to Financial Statements.


                        ENTERGY CORPORATION AND SUBSIDIARIES
                             SELECTED OPERATING RESULTS
                 For the Three Months Ended March 31, 1994 and 1993
                                    (Unaudited)


                                                                    Increase/
                  Description                     1994       1993   (Decrease)   %
- -----------------------------------------------------------------------------------
                                                       (In Millions)

 Electric Operating Revenues:
   Residential                                   $ 476.0   $ 323.1   $ 152.9   47
   Commercial                                      339.1     227.0     112.1   49
   Industrial                                      436.1     268.5     167.6   62
   Governmental                                     38.9      31.1       7.8   25
                                               ---------   -------   -------
     Total retail                                1,290.1     849.7     440.4   52
   Sales for resale                                 69.4      58.2      11.2   19
   Other                                           (19.3)    (10.6)     (8.7) (82)
                                               ---------   -------   -------
     Total                                     $ 1,340.2   $ 897.3   $ 442.9   49
                                               =========   =======   =======

 Billed Electric Energy
  Sales (Millions of KWH):
   Residential                                     6,062     4,072     1,990   49
   Commercial                                      4,406     2,884     1,522   53
   Industrial                                      9,728     5,853     3,875   66
   Governmental                                      525       433        92   21
                                               ---------   -------   -------
     Total retail                                 20,721    13,242     7,479   56
   Sales for resale                                1,736     1,704        32    2
                                               ---------   -------   -------
     Total                                        22,457    14,946     7,511   50
                                               =========   =======   =======

Note:  On December 31, 1993, GSU became a wholly-owned subsidiary of Entergy
Corporation. In accordance with the purchase method of accounting, the 1993 first quarter operating results does not include GSU's operating results.


                              ARKANSAS POWER & LIGHT COMPANY
                                      BALANCE SHEETS
                           March 31, 1994 and December 31, 1993
                                        (Unaudited)

                                                                 1994            1993
                                                               ----------      ----------
                                                                    (In Thousands)
                           ASSETS
 Utility Plant:
   Electric                                                    $4,107,725      $4,098,355
   Property under capital leases                                   61,608          62,139
   Construction work in progress                                  221,518         197,005
   Nuclear fuel under capital lease                                96,411          93,606
                                                               ----------      ----------
            Total                                               4,487,262       4,451,105
   Less - accumulated depreciation and amortization             1,634,841       1,604,318
                                                               ----------      ----------
            Utility plant - net                                 2,852,421       2,846,787
                                                               ----------      ----------
 Other Property and Investments:
   Investment in subsidary companies - at equity                   11,232          11,232
   Decommissioning trust fund                                     126,294         108,192
   Other - at cost (less accumulated depreciation)                  4,337           4,257
                                                               ----------      ----------
            Total                                                 141,863         123,681
                                                               ----------      ----------
 Current Assets:
   Cash                                                            33,223           1,825
   Accounts receivable:
     Customer (less allowance for doubtful
       accounts of $2.1 million in 1994 and 1993)                  58,607          65,641
     Associated companies                                          25,140          18,312
     Other                                                         12,177          20,817
     Accrued unbilled revenues                                     70,290          83,378
   Fuel inventory - at average cost                                39,225          51,920
   Materials and supplies - at average cost                        81,266          81,398
   Rate deferrals                                                  97,080          92,592
   Deferred excess capacity                                         9,210           9,115
   Prepayments and other                                           23,184          28,303
                                                               ----------      ----------
            Total                                                 449,402         453,301
                                                               ----------      ----------
 Deferred Debits and Other Assets:
   Rate deferrals                                                 446,832         475,387
   Deferred excess capacity                                        26,180          28,465
   SFAS 109 regulatory asset - net                                243,924         234,015
   Unamortized loss on reaquired debt                              59,346          60,169
   Other                                                          114,333         112,300
                                                               ----------      ----------
            Total                                                 890,615         910,336
                                                               ----------      ----------
            TOTAL                                              $4,334,301      $4,334,105
                                                               ==========      ==========

 See Notes to Financial Statements.


                              ARKANSAS POWER & LIGHT COMPANY
                                      BALANCE SHEETS
                           March 31, 1994 and December 31, 1993
                                        (Unaudited)

                                                                 1994            1993
                                                               ----------      ----------
                                                                    (In Thousands)

               CAPITALIZATION AND LIABILITIES
 Capitalization:
   Common stock, $0.01 par value, authorized
     325,000,000 shares; issued and outstanding
     46,980,196 shares in 1994 and 1993                              $470            $470
   Paid-in capital                                                590,844         590,844
   Retained earnings                                              452,416         448,811
                                                               ----------      ----------
            Total common shareholder's equity                   1,043,730       1,040,125
   Preferred stock:
     Without sinking fund                                         176,350         176,350
     With sinking fund                                             65,027          70,027
   Long-term debt                                               1,315,548       1,313,315
                                                               ----------      ----------
            Total                                               2,600,655       2,599,817
                                                               ----------      ----------
 Other Noncurrent Liabilities:
   Obligations under capital leases                                97,082          94,861
   Other                                                           51,871          59,750
                                                               ----------      ----------
            Total                                                 148,953         154,611
                                                               ----------      ----------
 Current Liabilities:
   Currently maturing long-term debt                                3,020           3,020
   Notes payable:
     Associated companies                                          31,992          21,395
     Other                                                            667             667
   Accounts payable:
     Associated companies                                          38,122          45,177
     Other                                                         74,941          93,611
   Customer deposits                                               15,234          15,241
   Taxes accrued                                                   63,180          43,013
   Accumulated deferred income taxes                               33,469          32,367
   Interest accrued                                                31,076          31,410
   Dividends declared                                               4,883           5,049
   Nuclear refueling reserve                                        5,024           3,070
   Co-owner advances                                               39,438          39,435
   Deferred fuel cost                                              15,951          16,130
   Obligations under capital leases                                60,937          60,883
   Other                                                           24,158          29,789
                                                               ----------      ----------
            Total                                                 442,092         440,257
                                                               ----------      ----------
 Deferred Credits:
   Accumulated deferred income taxes                              876,561         876,618
   Accumulated deferred investment tax credits                    151,798         154,723
   Other                                                          114,242         108,079
                                                               ----------      ----------
            Total                                               1,142,601       1,139,420
                                                               ----------      ----------
 Commitments and Contingencies (Notes 1 and 2)

            TOTAL                                              $4,334,301      $4,334,105
                                                               ==========      ==========
 See Notes to Financial Statements.


                             ARKANSAS POWER & LIGHT COMPANY
                                  STATEMENTS OF INCOME
                   For the Three Months Ended March 31, 1994 and 1993
                                       (Unaudited)


                                                                1994            1993
                                                              --------        --------
                                                                  (In Thousands)
 Operating Revenues:                                          $371,091        $346,740
                                                              --------        --------
 Operating Expenses:
   Operation and maintenance:
      Fuel and fuel related expenses                            63,474          58,952
      Purchased power                                           91,182          81,670
      Nuclear refueling outage expenses                          8,634          12,485
      Other operation and maintenance                           80,526          84,755
   Depreciation and decommissioning                             35,718          33,431
   Taxes other than income taxes                                 9,115           7,380
   Income taxes                                                 (2,405)         (3,115)
   Amortization of rate deferrals                               40,173          34,221
                                                              --------        --------
         Total                                                 326,417         309,779
                                                              --------        --------
 Operating Income                                               44,674          36,961
                                                              --------        --------
 Other Income (Deductions):
   Allowance for equity funds used
    during construction                                          1,154           1,279
   Miscellaneous - net                                          14,659          15,172
   Income taxes                                                 (5,771)        (10,239)
                                                              --------        --------
         Total                                                  10,042           6,212
                                                              --------        --------
 Interest Charges:
   Interest on long-term debt                                   25,233          27,269
   Other interest - net                                          3,915             917
   Allowance for borrowed funds used
    during construction                                           (820)           (907)
                                                              --------        --------
         Total                                                  28,328          27,279
                                                              --------        --------
 Income before Cumulative Effect of
  a Change in Accounting Principle                              26,388          15,894

 Cumulative Effect to January 1, 1993,
  of Accruing Unbilled Revenues (net
  of income taxes of $31,140)                                        -          50,187
                                                              --------        --------
 Net Income                                                     26,388          66,081

 Preferred Stock Dividend Requirements
   and Other                                                     4,883           5,262
                                                              --------        --------
 Earnings Applicable to Common Stock                           $21,505         $60,819
                                                              ========        ========

 See Notes to Financial Statements.



                                ARKANSAS POWER & LIGHT COMPANY
                                   STATEMENTS OF CASH FLOWS
                    For the Three Months Ended March 31, 1994 and 1993
                                              (Unaudited)

                                                                 1994        1993
                                                                -------     -------
                                                                  (In Thousands)
 Operating Activities:
   Net income                                                   $26,388     $66,081
   Noncash items included in net income:
     Cumulative effect of a change in accounting principle            -     (50,187)
     Change in rate deferrals/excess capacity-net                26,257      19,878
     Depreciation and decommissioning                            35,718      33,431
     Deferred income taxes and investment tax credits           (11,751)    (16,374)
     Allowance for equity funds used during construction         (1,154)     (1,279)
   Changes in working capital:
     Receivables                                                 21,934      26,478
     Fuel inventory                                              12,695         163
     Accounts payable                                           (25,725)    (15,703)
     Taxes accrued                                               20,167      17,638
     Interest accrued                                              (334)      1,893
     Other working capital accounts                               1,391      (5,316)
   Decommissioning trust contributions                           (2,545)     (3,195)
   Other                                                        (14,857)     11,412
                                                                -------     -------
     Net cash flow provided by operating activities              88,184      84,920
                                                                -------     -------
 Investing Activities:
   Construction expenditures                                    (40,188)    (30,908)
   Allowance for equity funds used during construction            1,154       1,279
                                                                -------     -------
     Net cash flow used in investing activities                 (39,034)    (29,629)
                                                                -------     -------
 Financing Activities:
   Retirement of first mortgage bonds                              (400)    (15,400)
   Redemption of preferred stock                                 (5,000)     (5,000)
   Change in short-term borrowings                               10,597      (4,000)
   Dividends paid:
     Common stock                                               (17,900)     (6,000)
     Preferred stock                                             (5,049)     (5,481)
                                                                -------     -------
     Net cash flow used in financing activities                 (17,752)    (35,881)
                                                                -------     -------
 Net increase in cash and cash equivalents                       31,398      19,410

 Cash and cash equivalents at beginning of period                 1,825           -
                                                                -------     -------
 Cash and cash equivalents at end of period                     $33,223     $19,410
                                                                =======     =======
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (received) during the period for:
     Interest - net of amount capitalized                       $24,655     $24,976
     Income taxes                                                 $(242)    $11,252
   Noncash investing and financing activities:
     Capital lease obligations incurred                         $14,313        $232
     Excess of  fair value of decommissionning trust
      assets over amount invested                               $13,463           -

 See Notes to Financial Statements.


                           ARKANSAS POWER & LIGHT COMPANY
                             SELECTED OPERATING RESULTS
                 For the Three Months Ended March 31, 1994 and 1993
                                    (Unaudited)


                                                                    Increase/
                  Description                     1994       1993   (Decrease)  %
- ----------------------------------------------------------------------------------
                                                      (In Millions)

 Electric Operating Revenues:
   Residential                                   $ 123.3   $ 118.9     $ 4.4    4
   Commercial                                       66.3      63.8       2.5    4
   Industrial                                       72.8      70.4       2.4    3
   Governmental                                      4.1       3.8       0.3    8
                                                 -------   -------    ------
     Total retail                                  266.5     256.9       9.6    4
   Sales for resale                                110.9      95.8      15.1   16
   Other                                            (6.3)     (6.0)     (0.3)  (5)
                                                 -------   -------    ------
     Total                                       $ 371.1   $ 346.7    $ 24.4    7
                                                 =======   =======    ======
 Billed Electric Energy
  Sales (Millions of KWH):
   Residential                                     1,438     1,370        68    5
   Commercial                                        931       888        43    5
   Industrial                                      1,364     1,295        69    5
   Governmental                                       58        55         3    5
                                                 -------   -------    ------
     Total retail                                  3,791     3,608       183    5
   Sales for resale                                4,454     3,972       482   12
                                                 -------   -------    ------
     Total                                         8,245     7,580       665    9
                                                 =======   =======    ======

                                GULF STATES UTILITIES COMPANY
                                       BALANCE SHEETS
                           March 31, 1994 and December 31, 1993
                                        (Unaudited)


                                                                 1994            1993
                                                               ----------      ----------
                                                                    (In Thousands)
                           ASSETS
 Utility Plant:
   Electric                                                    $6,836,203      $6,825,989
   Natural gas                                                     43,176          42,786
   Steam products                                                  75,720          75,689
   Property under capital leases                                   86,382          86,039
   Construction work in progress                                   58,018          50,080
   Nuclear fuel under capital leases                               87,372          94,828
                                                               ----------      ----------
            Total                                               7,186,871       7,175,411
   Less - accumulated depreciation and amortization             2,367,935       2,323,804
                                                               ----------      ----------
            Utility plant - net                                 4,818,936       4,851,607
                                                               ----------      ----------
 Other Property and Investments:
   Decommissioning trust fund                                      19,050          17,873
   Other - at cost (less accumulated depreciation)                 29,070          29,360
                                                               ----------      ----------
            Total                                                  48,120          47,233
                                                               ----------      ----------
 Current Assets:
   Cash and cash equivalents:
     Cash                                                          43,505           3,012
     Temporary cash investments - at cost,
       which approximates market:
         Associated companies                                      58,651               -
         Other                                                     80,239         258,337
                                                               ----------      ----------
            Total cash and cash equivalents                       182,395         261,349
   Accounts receivable:
     Customer (less allowance for doubtful accounts
       of $2.2 million in 1994 and $2.4 million in 1993)          118,476         117,369
     Associated companies                                           6,642               -
     Other                                                         21,083          18,371
     Accrued unbilled revenues                                     28,199          32,572
   Deferred fuel costs                                                  -           5,883
   Fuel inventory                                                  18,902          23,448
   Materials and supplies - at average cost                        88,863          86,831
   Rate deferrals                                                  92,593          90,775
   Prepayments and other                                           28,724          48,948
                                                               ----------      ----------
            Total                                                 585,877         685,546
                                                               ----------      ----------
 Deferred Debits and Other Assets:
   Rate deferrals                                                 614,210         638,015
   SFAS 109 regulatory asset - net                                435,767         432,411
   Long-term receivables                                          227,237         218,079
   Unamortized loss on reacquired debt                             69,248          70,970
   Other                                                          198,673         193,490
                                                               ----------      ----------
            Total                                               1,545,135       1,552,965
                                                               ----------      ----------
            TOTAL                                              $6,998,068      $7,137,351
                                                               ==========      ==========
 See Notes to Financial Statements.


                                GULF STATES UTILITIES COMPANY
                                       BALANCE SHEETS
                           March 31, 1994 and December 31, 1993
                                        (Unaudited)


                                                                 1994            1993
                                                               ----------      ----------
                                                                    (In Thousands)
               CAPITALIZATION AND LIABILITIES
 Capitalization:
   Common stock, no par value, authorized
     200,000,000 shares; issued and outstanding
     100 shares in 1994 and 1993                                 $114,055        $114,055
   Paid-in capital                                              1,152,344       1,152,304
   Retained earnings                                              569,951         666,401
                                                               ----------      ----------
            Total common shareholder's equity                   1,836,350       1,932,760
   Preference stock                                               150,000         150,000
   Preferred stock:
     Without sinking fund                                         136,444         136,444
     With sinking fund                                             98,754         101,004
   Long-term debt                                               2,368,715       2,368,639
                                                               ----------      ----------
            Total                                               4,590,263       4,688,847
                                                               ----------      ----------
 Other Noncurrent Liabilities:
   Obligations under capital leases                               142,841         152,359
   Other                                                           45,686          47,107
                                                               ----------      ----------
            Total                                                 188,527         199,466
                                                               ----------      ----------
 Current Liabilities:
   Currently maturing long-term debt                                  425             425
   Accounts payable:
     Associated companies                                          13,318           2,745
     Other                                                         68,649         109,840
   Customer deposits                                               22,443          21,958
   Taxes accrued                                                   29,658          22,856
   Interest accrued                                                65,891          59,516
   Nuclear refueling reserve                                       23,902          22,356
   Obligations under capital leases                                33,416          41,713
   Other                                                           66,261          98,074
                                                               ----------      ----------
            Total                                                 323,963         379,483
                                                               ----------      ----------
 Deferred Credits:
   Accumulated deferred income taxes                            1,226,373       1,222,999
   Accumulated deferred investment tax credits                     93,333          94,455
   Deferred River Bend finance charges                            100,675         106,765
   Other                                                          474,934         445,336
                                                               ----------      ----------
            Total                                               1,895,315       1,869,555
                                                               ----------      ----------
 Commitments and Contingencies (Note 1 and 2)

            TOTAL                                              $6,998,068      $7,137,351
                                                               ==========      ==========

 See Notes to Financial Statements.



                             GULF STATES UTILITIES COMPANY
                                  STATEMENTS OF INCOME
                   For the Three Months Ended March 31, 1994 and 1993
                                       (Unaudited)


                                                                1994            1993
                                                              --------        --------
                                                                  (In Thousands)
 Operating Revenues:
   Electric                                                   $402,104        $381,531
   Natural gas                                                  15,846          12,524
   Steam products                                               11,708          10,123
                                                              --------        --------
         Total                                                 429,658         404,178
                                                              --------        --------
 Operating Expenses:
   Operation and maintenance:
      Fuel, fuel related expenses, and
        gas purchased for resale                               119,018         118,369
      Purchased power                                           60,220          36,271
      Nuclear refueling outage expenses                          3,600           4,800
      Other operation and maintenance                          100,970          93,468
   Depreciation and decommissioning                             47,867          47,277
   Taxes other than income taxes                                24,346          24,904
   Income taxes                                                   (821)         (4,822)
   Amortization of rate deferrals                               15,897          14,503
                                                              --------        --------
         Total                                                 371,097         334,770
                                                              --------        --------
 Operating Income                                               58,561          69,408
                                                              --------        --------
 Other Income (Deductions):
   Allowance for equity funds used
    during construction                                            260             113
   Miscellaneous - net                                           4,443           3,989
   Income taxes                                                 (1,972)         (4,751)
                                                              --------        --------
         Total                                                   2,731            (649)
                                                              --------        --------
 Interest Charges:
   Interest on long-term debt                                   48,980          51,604
   Other interest - net                                          1,475           2,375
   Allowance for borrowed funds used
    during construction                                           (206)           (227)
                                                              --------        --------
         Total                                                  50,249          53,752
                                                              --------        --------
 Income before the Cumulative Effect of
   Accounting Changes                                           11,043          15,007

 Cumulative Effect to January 1, 1993,
  of Accruing Unbilled Revenues (net
  of income taxes of $6,940)                                         -          10,660
                                                              --------        --------
 Net Income                                                     11,043          25,667

 Preferred and Preference Stock
   Dividend Requirements and Other                               7,407           9,891
                                                              --------        --------
 Earnings Applicable to Common Stock                            $3,636         $15,776
                                                              ========        ========

 See Notes to Financial Statements.


                            GULF STATES UTILITIES COMPANY
                               STATEMENTS OF CASH FLOWS
                  For the Three Months Ended March 31, 1994 and 1993
                                     (Unaudited)

                                                                 1994        1993
                                                               --------    --------
                                                                  (In Thousands)
 Operating Activities:
   Net income                                                   $11,043     $25,667
   Noncash items included in net income:
     Cumulative effect of accounting changes                          -     (10,660)
     Change in rate deferrals                                    15,897      14,503
     Depreciation and decommissioning                            47,867      47,277
     Deferred income taxes and investment tax credits             1,150         (52)
     Allowance for equity funds used during construction           (260)       (113)
   Changes in working capital:
     Receivables                                                 (6,088)     12,893
     Fuel inventory                                               4,546       1,615
     Accounts payable                                           (30,618)    (36,739)
     Taxes accrued                                                6,802       9,935
     Interest accrued                                             6,375       7,276
     Other working capital accounts                              (8,093)      3,945
   Decommissioning trust contributions                             (493)       (739)
   Purchased power settlement                                         -    (124,300)
   Other                                                          5,648      19,083
                                                               --------    --------
     Net cash flow provided by (used in) operating activities    53,776     (30,409)
                                                               --------    --------
 Investing Activities:
   Construction expenditures                                    (20,824)    (21,564)
   Allowance for equity funds used during construction              260         113
   Nuclear fuel purchases                                        (3,538)     (2,118)
   Proceeds from sale/leaseback of nuclear fuel                   1,035       2,118
   Refund of escrow account and other property                        -       8,503
                                                               --------    --------
     Net cash flow used in investing activities                 (23,067)    (12,948)

 Financing Activities:
   Proceeds from issuance of other long-term debt                     -      21,440
   Retirement of other long-term debt                                 -     (17,974)
   Redemption of preferred stock                                 (2,250)     (4,500)
   Dividends paid:
     Common stock                                              (100,000)          -
     Preferred and preference stock                              (7,413)     (9,922)
                                                               --------    --------
     Net cash flow used in financing activities                (109,663)    (10,956)
                                                               --------    --------
 Net decrease in cash and cash equivalents                      (78,954)    (54,313)

 Cash and cash equivalents at beginning of period               261,349     197,741
                                                               --------    --------
 Cash and cash equivalents at end of period                    $182,395    $143,428
                                                               ========    ========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for
     interest - net of amount capitalized                       $40,192     $42,038
   Excess of fair value of decommissioning
     trust assets over amount invested                             $390           -

 See Notes to Financial Statements.


                               GULF STATES UTILITIES
                             SELECTED OPERATING RESULTS
                 For the Three Months Ended March 31, 1994 and 1993
                                    (Unaudited)


                                                                    Increase/
                  Description                     1994       1993   (Decrease)  %
- ----------------------------------------------------------------------------------
                                                       (In Millions)

 Electric Department
 Operating revenues:
   Residential                                   $ 123.8   $ 117.2     $ 6.6    6
   Commercial                                       94.7      91.4       3.3    4
   Industrial                                      153.0     154.7      (1.7)  (1)
   Governmental                                      6.3       6.7      (0.4)  (6)
                                                 -------   -------    ------
     Total retail                                  377.8     370.0       7.8    2
   Sales for resale                                 18.4       6.3      12.1  192
   Other                                             5.9       5.2       0.7   13
                                                 -------   -------    ------
     Total Electric Department                   $ 402.1   $ 381.5    $ 20.6    5
                                                 =======   =======    ======
 Billed Electric Energy
  Sales (Millions of KWH):
   Residential                                     1,601     1,418       183   13
   Commercial                                      1,307     1,207       100    8
   Industrial                                      3,575     3,411       164    5
   Governmental                                       74        74         0    0
                                                 -------   -------    ------
     Total retail                                  6,557     6,110       447    7
   Sales for resale                                  541       127       414  326
                                                 -------   -------    ------
     Total Electric Department                     7,098     6,237       861   14
   Steam Department                                  410       377        33    9
                                                 -------   -------    ------
     Total                                         7,508     6,614       894   14
                                                 =======   =======    ======

                               LOUISIANA POWER & LIGHT COMPANY
                                       BALANCE SHEETS
                           March 31, 1994 and December 31, 1993
                                        (Unaudited)

                                                                 1994            1993
                                                               ----------      ----------
                                                                    (In Thousands)
                           ASSETS
 Utility Plant:
   Electric                                                    $4,652,930      $4,646,020
   Electric plant under lease                                     226,395         225,083
   Construction work in progress                                  163,492         133,536
   Nuclear fuel under capital lease                                66,415          61,375
   Nuclear fuel                                                     5,065           3,823
                                                               ----------      ----------
            Total                                               5,114,297       5,069,837
   Less - accumulated depreciation and amortization             1,529,189       1,496,107
                                                               ----------      ----------
            Utility plant - net                                 3,585,108       3,573,730
                                                               ----------      ----------
 Other Property and Investments:
   Nonutility property                                             20,060          20,060
   Decommissioning trust fund                                      24,452          22,109
   Investment in subsidiary company - at equity                    14,230          14,230
   Other                                                            1,000             984
                                                               ----------      ----------
            Total                                                  59,742          57,383
                                                               ----------      ----------
 Current Assets:
   Cash and cash equivalents:
     Cash                                                           6,436               -
     Temporary cash investments - at cost,
       which approximates market                                   27,770          33,489
                                                               ----------      ----------
            Total cash and cash equivalents                        34,206          33,489
   Special deposits                                                 3,149          19,077
   Accounts receivable:
     Customer (less allowance for doubtful
       accounts of $1.1 million in 1994 and 1993)                  55,416          66,575
     Associated companies                                           5,866           2,952
     Other                                                          8,891          10,656
     Accrued unbilled revenues                                     50,948          64,314
   Deferred fuel costs                                              7,212               -
   Accumulated deferred income taxes                                3,393           6,031
   Materials and supplies - at average cost                        84,065          87,204
   Rate deferrals                                                  28,422          28,422
   Prepayments and other                                           24,393          16,510
                                                               ----------      ----------
            Total                                                 305,961         335,230
                                                               ----------      ----------
 Deferred Debits and Other Assets:
   Rate deferrals                                                  47,372          54,031
   SFAS 109 regulatory asset - net                                350,157         349,703
   Unamortized loss on reaquired debt                              46,804          47,853
   Other                                                           48,181          46,068
                                                               ----------      ----------
            Total                                                 492,514         497,655
                                                               ----------      ----------
            TOTAL                                              $4,443,325      $4,463,998
                                                               ==========      ==========

 See Notes to Financial Statements.


                               LOUISIANA POWER & LIGHT COMPANY
                                       BALANCE SHEETS
                           March 31, 1994 and December 31, 1993
                                        (Unaudited)

                                                                 1994            1993
                                                               ----------      ----------
                                                                    (In Thousands)
               CAPITALIZATION AND LIABILITIES
 Capitalization:
   Common stock, no par value, authorized
     250,000,000 shares; issued and outstanding
     165,173,180 shares in 1994 and 1993                       $1,088,900      $1,088,900
   Capital stock expense and other                                 (5,771)         (6,109)
   Retained earnings                                              103,006          89,849
                                                               ----------      ----------
            Total common shareholder's equity                   1,186,135       1,172,640
   Preferred stock:
     Without sinking fund                                         160,500         160,500
     With sinking fund                                            118,802         126,302
   Long-term debt                                               1,457,751       1,457,626
                                                               ----------      ----------
            Total                                               2,923,188       2,917,068
                                                               ----------      ----------
 Other Noncurrent Liabilities:
   Obligations under capital leases                                32,082          27,508
   Other                                                           29,600          27,672
                                                               ----------      ----------
            Total                                                  61,682          55,180
                                                               ----------      ----------
 Current Liabilities:
   Currently maturing long-term debt                               25,315          25,315
   Notes payable-associated companies                              24,893          52,041
   Accounts payable:
     Associated companies                                          41,911          33,523
     Other                                                         56,928          76,284
   Customer deposits                                               53,022          52,234
   Taxes accrued                                                   28,505          15,110
   Interest accrued                                                36,118          42,141
   Dividends declared                                               5,701           5,938
   Deferred revenue - gas supplier judgment
     proceeds                                                       4,349          14,632
   Deferred fuel cost                                                   -             605
   Obligations under capital leases                                33,867          33,867
   Other                                                            8,382           9,741
                                                               ----------      ----------
            Total                                                 318,991         361,431
                                                               ----------      ----------
 Deferred Credits:
   Accumulated deferred income taxes                              845,538         834,899
   Accumulated deferred investment tax credits                    187,128         188,843
   Deferred interest - Waterford 3 lease obligation                25,530          25,372
   Other                                                           81,268          81,205
                                                               ----------      ----------
            Total                                               1,139,464       1,130,319
                                                               ----------      ----------
 Commitments and Contingencies (Notes 1 and 2)

            TOTAL                                              $4,443,325      $4,463,998
                                                               ==========      ==========

 See Notes to Financial Statements.


                              LOUISIANA POWER & LIGHT COMPANY
                                  STATEMENTS OF INCOME
                   For the Three Months Ended March 31, 1994 and 1993
                                       (Unaudited)


                                                                1994            1993
                                                              --------        --------
                                                                  (In Thousands)
 Operating Revenues:                                          $383,826        $357,856
                                                              --------        --------
 Operating Expenses:
   Operation and maintenance:
      Fuel and fuel-related expenses                            58,108          62,596
      Purchased power                                          103,496          85,661
      Nuclear refueling outage expenses                          4,591           4,567
      Other operation and maintenance                           73,632          75,883
   Depreciation and decommissioning                             37,392          35,388
   Taxes other than income taxes                                14,437          11,552
   Income taxes                                                 16,843          18,675
   Amortization of rate deferrals                                6,659           6,659
                                                              --------        --------
         Total                                                 315,158         300,981
                                                              --------        --------
 Operating Income                                               68,668          56,875
                                                              --------        --------
 Other Income (Deductions):
   Allowance for equity funds used
    during construction                                          1,111             603
   Miscellaneous - net                                             607             457
   Income taxes                                                    (10)          2,285
                                                              --------        --------
         Total                                                   1,708           3,345
                                                              --------        --------
 Interest Charges:
   Interest on long-term debt                                   31,197          31,112
   Other interest - net                                          2,884           3,777
   Allowance for borrowed funds used
    during construction                                           (801)           (402)
                                                              --------        --------
         Total                                                  33,280          34,487
                                                              --------        --------
 Net Income                                                     37,096          25,733

 Preferred Stock Dividend Requirements
   and Other                                                     6,119           6,456
                                                              --------        --------
 Earnings Applicable to Common Stock                           $30,977         $19,277
                                                              ========        ========
 See Notes to Financial Statements.


                           LOUISIANA POWER & LIGHT COMPANY
                               STATEMENTS OF CASH FLOWS
                  For the Three Months Ended March 31, 1994 and 1993
                                     (Unaudited)

                                                                 1994        1993
                                                                -------     -------
                                                                  (In Thousands)
 Operating Activities:
   Net income                                                   $37,096     $25,733
   Noncash items included in net income:
     Change in rate deferrals                                     6,659       6,659
     Depreciation and decommissioning                            37,392      35,388
     Deferred income taxes and investment tax credits            11,147       9,133
     Allowance for equity funds used during construction         (1,111)       (603)
     Amortization of deferred revenues                          (10,283)     (9,311)
   Changes in working capital:
     Receivables                                                 23,376      12,076
     Accounts payable                                           (10,968)    (34,287)
     Taxes accrued                                               13,395      14,069
     Interest accrued                                            (6,023)     (3,986)
     Other working capital accounts                               2,796      13,481
   Refunds to customers - gas contract settlement                     -     (56,027)
   Decommissioning trust contributions                           (1,204)     (1,000)
   Other                                                         (2,755)      4,119
                                                                -------     -------
     Net cash flow provided by operating activities              99,517      15,444
                                                                -------     -------
 Investing Activities:
   Construction expenditures                                    (41,381)    (37,935)
   Allowance for equity funds used during construction            1,111         603
                                                                -------     -------
     Net cash flow used in investing activities                 (40,270)    (37,332)
                                                                -------     -------
 Financing Activities:
   Proceeds from the issuance of first mortgage bonds                 -     100,000
   Change in short-term borrowings                              (27,148)          -
   Retirement of other long-term debt                               (44)          -
   Redemption of preferred stock                                 (7,500)     (7,500)
   Dividends paid:
     Common stock                                               (17,900)    (30,600)
     Preferred stock                                             (5,938)     (6,675)
                                                                -------     -------
     Net cash flow provided by (used in) financing activities   (58,530)     55,225
                                                                -------     -------
 Net increase in cash and cash equivalents                          717      33,337

 Cash and cash equivalents at beginning of period                33,489      22,782
                                                                -------     -------
 Cash and cash equivalents at end of period                     $34,206     $56,119
                                                                =======     =======
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest - net of amount capitalized                       $37,730     $37,425
     Income taxes                                                     -      $2,016
   Noncash investing and financing activities:
     Capital lease obligations incurred                          $9,677           -
     Excess of fair value of decommissioning trust
       assets over amount invested                                 $843           -

 See Notes to Financial Statements.


                          LOUISIANA POWER & LIGHT COMPANY
                             SELECTED OPERATING RESULTS
                 For the Three Months Ended March 31, 1994 and 1993
                                    (Unaudited)


                                                                    Increase/
                  Description                     1994       1993   (Decrease)   %
- -----------------------------------------------------------------------------------
                                                       (In Millions)

 Electric Operating Revenues:
   Residential                                   $ 124.9   $ 109.6    $ 15.3   14
   Commercial                                       80.8      73.2       7.6   10
   Industrial                                      159.9     152.4       7.5    5
   Governmental                                      7.9       7.5       0.4    5
                                                 -------   -------    ------
     Total retail                                  373.5     342.7      30.8    9
   Sales for resale                                  6.9       6.3       0.6   10
   Other                                             3.4       8.9      (5.5) (62)
                                                 -------   -------    ------
     Total                                       $ 383.8   $ 357.9    $ 25.9    7
                                                 =======   =======    ======
 Billed Electric Energy
  Sales (Millions of KWH):
   Residential                                     1,680     1,484       196   13
   Commercial                                      1,028       935        93   10
   Industrial                                      3,977     3,825       152    4
   Governmental                                      107       102         5    5
                                                 -------   -------    ------
     Total retail                                  6,792     6,346       446    7
   Sales for resale                                  128       140       (12)  (9)
                                                 -------   -------    ------
     Total                                         6,920     6,486       434    7
                                                 =======   =======    ======

                              MISSISSIPPI POWER & LIGHT COMPANY
                                       BALANCE SHEETS
                           March 31, 1994 and December 31, 1993
                                        (Unaudited)

                                                                 1994            1993
                                                               ----------      ----------
                                                                    (In Thousands)
                           ASSETS
 Utility Plant:
   Electric                                                    $1,394,289      $1,389,229
   Construction work in progress                                  104,201          62,699
                                                               ----------      ----------
            Total                                               1,498,490       1,451,928
   Less - accumulated depreciation and amortization               573,732         577,728
                                                               ----------      ----------
            Utility plant - net                                   924,758         874,200
                                                               ----------      ----------
 Other Property and Investments:
   Investment in subsidiary company - at equity                     5,531           5,531
   Other                                                            4,758           4,760
                                                               ----------      ----------
            Total                                                  10,289          10,291
                                                               ----------      ----------
 Current Assets:
   Cash                                                            41,876           7,999
   Notes receivable                                                 6,939           7,118
   Accounts receivable:
     Customer (less allowance for doubtful
       accounts of $2.5 million in 1994 and 1993)                  32,900          33,155
     Associated companies                                           5,022           7,342
     Other                                                          3,318           3,672
     Accrued unbilled revenues                                     42,124          57,414
   Fuel inventory - at average cost                                 8,987           8,652
   Materials and supplies - at average cost                        20,893          20,886
   Rate deferrals                                                 101,459          96,935
   Prepayments and other                                            8,102          13,763
                                                               ----------      ----------
             Total                                                271,620         256,936
                                                               ----------      ----------
 Deferred Debits and Other Assets:
   Rate deferrals                                                 479,043         504,428
   Notes receivable                                                 8,309           9,951
   Other                                                           32,928          20,931
                                                               ----------      ----------
             Total                                                520,280         535,310
                                                               ----------      ----------
             TOTAL                                             $1,726,947      $1,676,737
                                                               ==========      ==========

 See Notes to Financial Statements.


                              MISSISSIPPI POWER & LIGHT COMPANY
                                       BALANCE SHEETS
                           March 31, 1994 and December 31, 1993
                                        (Unaudited)

                                                                 1994            1993
                                                               ----------      ----------
                                                                    (In Thousands)
               CAPITALIZATION AND LIABILITIES
 Capitalization:
   Common stock, no par value, authorized
     15,000,000 shares; issued and outstanding
     8,666,357 shares in 1994 and 1993                           $199,326        $199,326
   Capital stock expense and other                                 (1,762)         (1,864)
   Retained earnings                                              235,921         236,337
                                                               ----------      ----------
             Total common shareholder's equity                    433,485         433,799
   Preferred stock:
     Without sinking fund                                          57,881          57,881
     With sinking fund                                             38,770          46,770
   Long-term debt                                                 476,194         516,156
                                                               ----------      ----------
             Total                                              1,006,330       1,054,606
                                                               ----------      ----------
 Other Noncurrent Liabilities:
   Obligations under capital leases                                   654             686
   Other                                                            8,935           6,231
                                                               ----------      ----------
             Total                                                  9,589           6,917
                                                               ----------      ----------
 Current Liabilities:
   Currently maturing long-term debt                               88,250          48,250
   Notes payable - associated companies                            71,589          11,568
   Accounts payable:
     Associated companies                                          35,272          29,181
     Other                                                         23,855          12,157
   Customer deposits                                               21,687          21,474
   Taxes accrued                                                   10,106          24,252
   Accumulated deferred income taxes                               43,099          41,758
   Interest accrued                                                16,215          23,171
   Dividends declared                                               1,955           1,985
   Obligations under capital leases                                   148             156
   Other                                                           15,900          17,147
                                                               ----------      ----------
             Total                                                328,076         231,099
                                                               ----------      ----------
 Deferred Credits:
   Accumulated deferred income taxes                              310,783         311,616
   Accumulated deferred investment tax credits                     36,734          37,193
   SFAS 109 regulatory liability - net                             23,466          23,626
   Other                                                           11,969          11,680
                                                               ----------      ----------
             Total                                                382,952         384,115
                                                               ----------      ----------
 Commitments and Contingencies (Notes 1 and 2)

             TOTAL                                             $1,726,947      $1,676,737
                                                               ==========      ==========

 See Notes to Financial Statements.


                             MISSISSIPPI POWER & LIGHT COMPANY
                                  STATEMENTS OF INCOME
                   For the Three Months Ended March 31, 1994 and 1993
                                       (Unaudited)


                                                                1994            1993
                                                              --------        --------
                                                                  (In Thousands)
 Operating Revenues:                                          $187,417        $179,467
                                                              --------        --------
 Operating Expenses:
   Operation and maintenance:
      Fuel and fuel-related expenses                            22,795           9,933
      Purchased power                                           64,322          75,389
      Other operation and maintenance                           36,573          33,404
   Depreciation and amortization                                 8,706           8,018
   Taxes other than income taxes                                10,276          10,011
   Income taxes                                                  1,225             990
   Amortization of rate deferrals                               24,805          17,588
                                                              --------        --------
         Total                                                 168,702         155,333
                                                              --------        --------
 Operating Income                                               18,715          24,134
                                                              --------        --------
 Other Income (Deductions):
   Allowance for equity funds used
    during construction                                            576             169
   Miscellaneous - net                                              94             502
   Income taxes                                                    (36)           (187)
                                                              --------        --------
         Total                                                     634             484
                                                              --------        --------
 Interest Charges:
   Interest on long-term debt                                   12,037          13,922
   Other interest - net                                          1,430             741
   Allowance for borrowed funds used
    during construction                                           (367)           (121)
                                                              --------        --------
         Total                                                  13,100          14,542
                                                              --------        --------
 Income before Cumulative Effect of
  a Change in Accounting Principle                               6,249          10,076

 Cumulative Effect to January 1, 1993,
  of Accruing Unbilled Revenues (net
  of income taxes of $19,456)                                        -          32,706
                                                              --------        --------
 Net Income                                                      6,249          42,782

 Preferred Stock Dividend Requirements
  and Other                                                      2,075           2,395
                                                              --------        --------
 Earnings Applicable to Common Stock                            $4,174         $40,387
                                                              ========        ========
 See Notes to Financial Statements.


                          MISSISSIPPI POWER & LIGHT COMPANY
                               STATEMENTS OF CASH FLOWS
                  For the Three Months Ended March 31, 1994 and 1993
                                     (Unaudited)

                                                                 1994        1993
                                                                -------     -------
                                                                  (In Thousands)
 Operating Activities:
   Net income                                                    $6,249     $42,782
   Noncash items included in net income:
     Cumulative effect of a change in accounting principle            -     (32,706)
     Change in rate deferrals                                    20,861       9,791
     Depreciation and amortization                                8,706       8,018
     Deferred income taxes and investment tax credits               673      (2,531)
     Allowance for equity funds used during construction           (576)       (169)
   Changes in working capital:
     Receivables                                                 18,219      16,686
     Fuel inventory                                                (335)        349
     Accounts payable                                            17,789       5,679
     Taxes accrued                                              (14,146)    (16,511)
     Interest accrued                                            (6,956)     (7,670)
     Other working capital accounts                               4,799      (3,317)
   Other                                                         (8,419)      1,688
                                                                -------     -------
     Net cash flow provided by operating activities              46,864      22,089
                                                                -------     -------
 Investing Activities:
   Construction expenditures                                    (58,989)    (10,854)
   Allowance for equity funds used during construction              576         169
                                                                -------     -------
     Net cash flow used in investing activities                 (58,413)    (10,685)
                                                                -------     -------
 Financing Activities:
   Proceeds from issuance of general and refunding bonds              -     125,000
   Retirement of:
     First mortgage bonds                                             -     (73,185)
     General and refunding bonds                                      -     (55,000)
   Redemption of preferred stock                                 (8,000)     (8,000)
   Dividends paid:
     Common stock                                                (4,600)    (13,000)
     Preferred stock                                             (1,995)     (2,427)
   Change in short-term borrowings                               60,021           -
                                                                -------     -------
     Net cash flow provided by (used in) financing activities    45,426     (26,612)
                                                                -------     -------
 Net increase (decrease) in cash and cash equivalents            33,877     (15,208)

 Cash and cash equivalents at beginning of period                 7,999      34,008
                                                                -------     -------
 Cash and cash equivalents at end of period                     $41,876     $18,800
                                                                =======     =======
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (received) during the period for:
     Interest - net of amount capitalized                       $19,590     $22,211
     Income taxes                                               $(1,532)     $3,428

 See Notes to Financial Statements.


                         MISSISSIPPI POWER & LIGHT COMPANY
                             SELECTED OPERATING RESULTS
                 For the Three Months Ended March 31, 1994 and 1993
                                    (Unaudited)


                                                                    Increase/
                  Description                     1994       1993   (Decrease)  %
- -----------------------------------------------------------------------------------
                                                       (In Millions)
 Electric Operating Revenues:
   Residential                                    $ 76.1    $ 70.0     $ 6.1     9
   Commercial                                       58.4      53.4       5.0     9
   Industrial                                       44.1      40.0       4.1    10
   Governmental                                      6.6       6.4       0.2     3
                                                  ------    ------     -----
     Total retail                                  185.2     169.8      15.4     9
   Sales for resale                                  8.1       5.6       2.5    45
   Other                                            (5.9)      4.1     (10.0) (244)
                                                  ------    ------     -----
     Total                                        $187.4    $179.5     $ 7.9     4
                                                  ======    ======     =====
 Billed Electric Energy
  Sales (Millions of KWH):
   Residential                                       976       890        86    10
   Commercial                                        683       624        59     9
   Industrial                                        692       623        69    11
   Governmental                                       77        74         3     4
                                                  ------    ------     -----
     Total retail                                  2,428     2,211       217    10
   Sales for resale                                  132        51        81   159
                                                  ------    ------     -----
     Total                                         2,560     2,262       298    13
                                                  ======    ======     =====

                               NEW ORLEANS PUBLIC SERVICE INC.
                                       BALANCE SHEETS
                           March 31, 1994 and December 31, 1993
                                        (Unaudited)

                                                                   1994            1993
                                                                 --------        --------
                                                                    (In Thousands)
                           ASSETS
 Utility Plant:
   Electric                                                      $478,873        $476,976
   Natural gas                                                    114,902         113,666
   Construction work in progress                                   17,726          15,205
                                                                 --------        --------
            Total                                                 611,501         605,847
   Less - accumulated depreciation and amortization               334,716         330,268
                                                                 --------        --------
            Utility plant - net                                   276,785         275,579
                                                                 --------        --------
 Other Investments:
   Investment in subsidiary company - at equity                     3,259           3,259
                                                                 --------        --------
 Current Assets:
   Cash and cash equivalents:
     Cash                                                           2,597           1,176
     Temporary cash investments - at cost,
       which approximates market:
         Associated companies                                      27,764          10,034
         Other                                                     31,972          32,107
                                                                 --------        --------
            Total cash and cash equivalents                        62,333          43,317
   Accounts receivable:
     Customer (less allowance for doubtful
       accounts of $0.8 million in 1994 and 1993)                  31,203          35,801
     Associated companies                                           1,166           1,378
     Other                                                            774             876
     Accrued unbilled revenues                                     15,492          19,643
   Deferred electric fuel and resale gas costs                      1,141           6,323
   Materials and supplies - at average cost                         9,203          11,885
   Rate deferrals                                                  26,068          24,587
   Prepayments and other                                           10,732           2,994
                                                                 --------        --------
            Total                                                 158,112         146,804
                                                                 --------        --------
 Deferred Debits and Other Assets:
   Rate deferrals                                                 197,706         204,190
   SFAS 109 regulatory asset - net                                  9,164           9,004
   Other                                                            9,349           8,769
                                                                 --------        --------
            Total                                                 216,219         221,963
                                                                 --------        --------
            TOTAL                                                $654,375        $647,605
                                                                 ========        ========
 See Notes to Financial Statements.


                               NEW ORLEANS PUBLIC SERVICE INC.
                                       BALANCE SHEETS
                           March 31, 1994 and December 31, 1993
                                        (Unaudited)

                                                                   1994            1993
                                                                 --------        --------
                                                                    (In Thousands)
               CAPITALIZATION AND LIABILITIES
 Capitalization:
   Common stock, $4 par value, authorized
     10,000,000 shares; issued and outstanding
     8,435,900 shares in 1994 and 1993                            $33,744         $33,744
   Paid-in capital                                                 36,201          36,156
   Retained earnings subsequent to the elimination
     of the accumulated deficit of $13.9 million on
     November 30, 1988                                            101,911         100,556
                                                                 --------        --------
            Total common shareholder's equity                     171,856         170,456
   Preferred stock:
     Without sinking fund                                          19,780          19,780
     With sinking fund                                              3,450           4,950
   Long-term debt                                                 179,124         188,312
                                                                 --------        --------
            Total                                                 374,210         383,498
                                                                 --------        --------
 Other Noncurrent Liabilities:
   Accumulated provision for losses                                18,022          18,022
   Other                                                            5,561           3,351
                                                                 --------        --------
            Total                                                  23,583          21,373
                                                                 --------        --------
 Current Liabilities:
   Currently maturing long-term debt                               24,200          15,000
   Accounts payable:
     Associated companies                                          18,635          23,080
     Other                                                         19,697          22,011
   Customer deposits                                               16,978          16,617
   Accumulated deferred income taxes                                3,880           4,968
   Taxes accrued                                                   11,018           5,161
   Interest accrued                                                 4,754           5,472
   Dividends declared                                                 374             432
   Other                                                           16,174           6,935
                                                                 --------        --------
            Total                                                 115,710          99,676

 Deferred Credits:
   Accumulated deferred income taxes                              102,265         105,096
   Accumulated deferred investment tax credits                     11,406          11,592
   Other                                                           27,201          26,370
                                                                 --------        --------
            Total                                                 140,872         143,058
                                                                 --------        --------
 Commitments and Contingencies (Notes 1 and 2)

            TOTAL                                                $654,375        $647,605
                                                                 ========        ========

 See Notes to Financial Statements.


                              NEW ORLEANS PUBLIC SERVICE INC.
                                  STATEMENTS OF INCOME
                   For the Three Months Ended March 31, 1994 and 1993
                                       (Unaudited)

                                                                1994            1993
                                                              --------        --------
                                                                  (In Thousands)
 Operating Revenues:
   Electric                                                    $78,855         $79,419
   Natural gas                                                  38,233          29,147
                                                              --------        --------
         Total                                                 117,088         108,566
                                                              --------        --------
 Operating Expenses:
   Operation and maintenance:
      Fuel, fuel-related expenses, and
        gas purchased for resale                                33,915          26,133
      Purchased power                                           37,732          37,013
      Other operation and maintenance                           19,671          21,971
   Depreciation and amortization                                 4,710           4,292
   Taxes other than income taxes                                 7,054           6,270
   Income taxes                                                    619           1,101
   Rate deferrals:
     Rate deferrals                                                  -          (1,313)
     Amortization of rate deferrals                              6,928           4,271
                                                              --------        --------
         Total                                                 110,629          99,738
                                                              --------        --------
 Operating Income                                                6,459           8,828
                                                              --------        --------
 Other Income (Deductions):
   Allowance for equity funds used
     during construction                                           113               -
   Miscellaneous - net                                             510             378
   Income taxes                                                   (525)            192
                                                              --------        --------
         Total                                                      98             570
                                                              --------        --------
 Interest Charges:
   Interest on long-term debt                                    4,369           5,044
   Other interest - net                                            459             374
   Allowance for borrowed funds used
     during construction                                           (84)             (2)
                                                              --------        --------
         Total                                                   4,744           5,416
                                                              --------        --------
 Income before Cumulative Effect of
  a Change in Accounting Principle                               1,813           3,982

 Cumulative Effect to January 1, 1993,
  of Accruing Unbilled Revenues (net
  of income taxes of $6,592)                                         -          10,948
                                                              --------        --------
 Net Income                                                      1,813          14,930

 Preferred Stock Dividend Requirements
  and Other                                                        458             471
                                                              --------        --------

 Earnings Applicable to Common Stock                           $ 1,355         $14,459
                                                              ========        ========
 See Notes to Financial Statements.


                           NEW ORLEANS PUBLIC SERVICE INC.
                               STATEMENTS OF CASH FLOWS
                  For the Three Months Ended March 31, 1994 and 1993
                                     (Unaudited)

                                                                 1994        1993
                                                                -------     -------
                                                                  (In Thousands)
 Operating Activities:
   Net income                                                    $1,813     $14,930
   Noncash items included in net income:
     Cumulative effect of a change in accounting principle            -     (10,948)
     Change in rate deferrals                                     5,003       2,056
     Depreciation and amortization                                4,710       4,292
     Deferred income taxes and investment tax credits            (4,254)     (1,384)
     Allowance for equity funds used during construction           (113)          -
   Changes in working capital:
     Receivables                                                  9,063       2,483
     Accounts payable                                            (6,759)     (3,521)
     Taxes accrued                                                5,857       2,909
     Interest accrued                                              (718)        471
     Other working capital accounts                               9,726      (4,746)
   Other                                                          2,180       1,097
                                                                -------     -------
     Net cash flow provided by operating activities              26,508       7,639
                                                                -------     -------
 Investing Activities:
   Construction expenditures                                     (5,634)     (3,779)
   Allowance for equity funds used during construction              113           -
                                                                -------     -------
     Net cash flow used in investing activities                  (5,521)     (3,779)
                                                                -------     -------
 Financing Activities:
   Proceeds from the issuance of general and refunding bonds          -      70,000
   Retirement of general and refunding bonds                          -     (29,400)
   Redemption of preferred stock                                 (1,500)     (1,500)
   Preferred stock dividend payments                               (471)       (490)
                                                                -------     -------
    Net cash flow provided by (used in) financing activities     (1,971)     38,610
                                                                -------     -------
 Net increase in cash and cash equivalents                       19,016      42,470

 Cash and cash equivalents at beginning of period                43,317      46,070
                                                                -------     -------
 Cash and cash equivalents at end of period                     $62,333     $88,540
                                                                =======     =======

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest - net of amount capitalized                        $5,244      $4,820
     Income taxes                                                     -      $2,386

 See Notes to Financial Statements.


                          NEW ORLEANS PUBLIC SERVICE INC.
                             SELECTED OPERATING RESULTS
                 For the Three Months Ended March 31, 1994 and 1993
                                    (Unaudited)


                                                                    Increase/
                  Description                     1994       1993   (Decrease)  %
- ----------------------------------------------------------------------------------
                                                       (In Millions)

 Electric operating Revenues:
   Residential                                    $ 28.0    $ 24.6     $ 3.4   14
   Commercial                                       39.0      36.5       2.5    7
   Industrial                                        6.3       5.8       0.5    9
   Governmental                                     13.9      13.4       0.5    4
                                                  ------    ------    ------
     Total retail                                   87.2      80.3       6.9    9
   Sales for resale                                  1.4       2.5      (1.1) (44)
   Other                                            (9.7)     (3.4)     (6.3)(185)
                                                  ------    ------    ------
     Total                                        $ 78.9    $ 79.4    $ (0.5)  (1)
                                                  ======    ======    ======

 Billed Electric Energy
  Sales (Millions of KWH):
   Residential                                       367       327        40   12
   Commercial                                        457       437        20    5
   Industrial                                        119       110         9    8
   Governmental                                      210       202         8    4
                                                  ------    ------    ------
     Total retail                                  1,153     1,076        77    7
   Sales for resale                                   29        81       (52) (64)
                                                  ------    ------    ------
     Total                                         1,182     1,157        25    2
                                                  ======    ======    ======

                                SYSTEM ENERGY RESOURCES, INC.
                                       BALANCE SHEETS
                           March 31, 1994 and December 31, 1993
                                        (Unaudited)

                                                                 1994            1993
                                                               ----------      ----------
                                                                   (In Thousands)
                           ASSETS
 Utility Plant:
   Electric                                                    $3,027,642      $3,027,537
   Electric plant under lease                                     438,411         437,941
   Construction work in progress                                   42,665          41,442
   Nuclear fuel under capital lease                                71,055          79,625
                                                               ----------      ----------
            Total                                               3,579,773       3,586,545
   Less - accumulated depreciation                                694,415         669,666
                                                               ----------      ----------
            Utility plant - net                                 2,885,358       2,916,879
                                                               ----------      ----------

 Other Investments:
   Decommissioning trust fund                                      27,736          24,787
                                                               ----------      ----------

 Current Assets:
   Cash and cash equivalents:
     Cash                                                          10,783           2,424
     Temporary cash investments - at cost,
       which approximates market:
         Associated companies                                      61,078          46,601
         Other                                                     70,336         147,107
                                                               ----------      ----------
            Total cash and cash equivalents                       142,197         196,132
   Accounts receivable:
     Associated companies                                          63,077          57,216
     Other                                                          2,752           2,057
   Materials and supplies - at average cost                        70,296          69,765
   Recoverable income taxes                                        64,600          63,400
   Prepayments and other                                            7,893           4,835
                                                               ----------      ----------
            Total                                                 350,815         393,405
                                                               ----------      ----------

 Deferred Debits and Other Assets:
   Recoverable income taxes                                         9,356          29,289
   SFAS 109 regulatory asset - net                                385,098         384,317
   Unamortized loss on reacquired debt                             57,279          17,258
   Other                                                          127,219         125,131
                                                               ----------      ----------
            Total                                                 578,952         555,995
                                                               ----------      ----------
            TOTAL                                              $3,842,861      $3,891,066
                                                               ==========      ==========

 See Notes to Financial Statements.


                                SYSTEM ENERGY RESOURCES, INC.
                                       BALANCE SHEETS
                           March 31, 1994 and December 31, 1993
                                        (Unaudited)

                                                                 1994            1993
                                                               ----------      ----------
                                                                    (In Thousands)
               CAPITALIZATION AND LIABILITIES
 Capitalization:
   Common stock, no par value, authorized
     1,000,000 shares; issued and outstanding
     789,350 shares in 1994 and 1993                             $789,350        $789,350
   Paid-in capital                                                      7               7
   Retained earnings                                              192,323         228,574
                                                               ----------      ----------
            Total common shareholder's equity                     981,680       1,017,931
   Long-term debt                                               1,512,298       1,511,914
                                                               ----------      ----------
            Total                                               2,493,978       2,529,845
                                                               ----------      ----------
 Other Noncurrent Liabilities:
   Obligations under capital leases                                16,109          24,679
   Other                                                           18,229          18,229
                                                               ----------      ----------
            Total                                                  34,338          42,908
                                                               ----------      ----------
 Current Liabilities:
   Currently maturing long-term debt                              230,000         230,000
   Accounts payable:
     Associated companies                                           1,557           1,928
     Other                                                         20,481          18,223
   Taxes accrued                                                    7,274          20,952
   Interest accrued                                                47,178          48,929
   Obligations under capital leases                                55,000          55,000
   Other                                                            2,528           2,805
                                                               ----------      ----------
           Total                                                  364,018         377,837
                                                               ----------      ----------
 Deferred Credits:
   Accumulated deferred income taxes                              779,171         775,630
   Accumulated deferred investment tax credits                    112,980         113,849
   Other                                                           58,376          50,997
                                                               ----------      ----------
           Total                                                  950,527         940,476
                                                               ----------      ----------

 Commitments and Contingencies (Notes 1 and 2)


           TOTAL                                               $3,842,861      $3,891,066
                                                               ==========      ==========
 See Notes to Financial Statements.

                               SYSTEM ENERGY RESOURCES, INC.
                                  STATEMENTS OF INCOME
                   For the Three Months Ended March 31, 1994 and 1993
                                       (Unaudited)


                                                                1994            1993
                                                              --------        --------
                                                                  (In Thousands)
 Operating Revenues:                                          $147,847        $164,630
                                                              --------        --------
 Operating Expenses:
   Operation and maintenance:
      Fuel and fuel-related expenses                            11,987          15,113
      Nuclear refueling outage expenses                              -              47
      Other operation and maintenance                           21,540          21,050
   Depreciation and decommissioning                             22,969          22,676
   Taxes other than income taxes                                 6,873           6,219
   Income taxes                                                 20,136          23,194
                                                              --------        --------
         Total                                                  83,505          88,299
                                                              --------        --------
 Operating Income                                               64,342          76,331
                                                              --------        --------
 Other Income (Deductions):
   Allowance for equity funds used
    during construction                                            322             101
   Miscellaneous - net                                           1,837           1,666
   Income taxes                                                 (1,720)          1,337
                                                              --------        --------
         Total                                                     439           3,104
                                                              --------        --------
 Interest Charges:
   Interest on long-term debt                                   41,177          46,362
   Other interest - net                                          2,435           1,383
   Allowance for borrowed funds used
    during construction                                           (380)            (92)
                                                              --------        --------
         Total                                                  43,232          47,653
                                                              --------        --------
 Net Income                                                    $21,549         $31,782
                                                              ========        ========

 See Notes to Financial Statements.


                            SYSTEM ENERGY RESOURCES, INC.
                               STATEMENTS OF CASH FLOWS
                  For the Three Months Ended March 31, 1994 and 1993
                                     (Unaudited)

                                                                 1994        1993
                                                               --------    --------
                                                                  (In Thousands)
 Operating Activities:
   Net income                                                   $21,549     $31,782
   Noncash items included in net income:
     Depreciation and decommissioning                            22,969      22,676
     Deferred income taxes and investment tax credits             5,705       5,946
     Allowance for equity funds used during construction           (322)       (101)
     Amortization of debt discount                                1,685       1,106
   Changes in working capital:
     Receivables                                                 (6,556)      4,540
     Accounts payable                                             1,887      (7,554)
     Taxes accrued                                              (13,678)     (9,856)
     Interest accrued                                            (1,751)      1,167
     Other working capital accounts                              (3,866)     (5,039)
   Recoverable income taxes                                      18,733      14,663
   Decommissioning trust contributions                           (1,241)     (1,511)
   Other                                                          8,285        (384)
                                                               --------    --------
     Net cash flow provided by operating activities              53,399      57,435
                                                               --------    --------
 Investing Activities:
   Construction expenditures                                     (2,254)     (1,850)
   Allowance for equity funds used during construction              322         101
                                                               --------    --------
    Net cash flow used in investing activities                   (1,932)     (1,749)
                                                               --------    --------
 Financing Activities:
   Premium and expenses paid on refinancing sale/leaseback
     bonds                                                      (47,602)          -
   Common stock dividend payments                               (57,800)    (32,000)
                                                               --------    --------
     Net cash flow used in financing activities                (105,402)    (32,000)
                                                               --------    --------
 Net increase (decrease) in cash and cash equivalents           (53,935)     23,686

 Cash and cash equivalents at beginning of period               196,132     181,795
                                                               --------    --------
 Cash and cash equivalents at end of period                    $142,197    $205,481
                                                               ========    ========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid (received) during the period for:
     Interest - net of amount capitalized                       $42,561     $46,578
     Income taxes                                               $(3,278)    $(4,388)
   Noncash investing and financing activities:
     Excess of fair value of decommissioning trust
       assets over amount invested                                 $938           -

 See Notes to Financial Statements.

              ENTERGY CORPORATION AND SUBSIDIARIES
                 ARKANSAS POWER & LIGHT COMPANY
                  GULF STATES UTILITIES COMPANY
                 LOUISIANA POWER & LIGHT COMPANY
                MISSISSIPPI POWER & LIGHT COMPANY
                 NEW ORLEANS PUBLIC SERVICE INC.
                  SYSTEM ENERGY RESOURCES, INC.

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1.  COMMITMENTS AND CONTINGENCIES

Cajun - River Bend

Entergy Corporation and GSU

   GSU has significant business relationships with Cajun Electric Power Cooperative, Inc. (Cajun), including co-ownership of River Bend and Big Cajun 2 Unit 3. GSU and Cajun own 70% and 30% of River Bend, respectively, while Big Cajun 2 Unit 3 is owned 42% and 58% by GSU and Cajun, respectively. GSU operates River Bend, and Cajun operates Big Cajun 2 Unit 3.

   In June 1989, Cajun filed a civil action against GSU in the U.
S. District Court for the Middle District of Louisiana. Cajun stated in its complaint that the object of the suit is to annul, rescind, terminate, and/or dissolve the Joint Ownership Participation and Operating Agreement entered into on August 28, 1979 (Operating Agreement) relating to River Bend. Cajun alleges fraud and error by GSU, breach of its fiduciary duties owed to Cajun, and/or GSU's repudiation, renunciation, abandonment, or dissolution of its core obligations under the Operating Agreement, as well as the lack or failure of cause and/or consideration for Cajun's performance under the Operating Agreement. The suit seeks to recover Cajun's alleged $1.6 billion investment in the unit as damages, plus attorneys' fees,
interest, and costs.   Two member cooperatives of Cajun have
brought an independent action to declare the River Bend Operating Agreement void, based upon failure to get prior LPSC approval alleged to be necessary. GSU believes the suits are without merit and is contesting them vigorously.

   A trial without jury began on April 12, 1994, on the portion of the suit by Cajun to rescind the Operating Agreement, and is continuing. No assurance can be given as to the outcome of this litigation. If GSU were ultimately unsuccessful in this litigation and were required to make substantial payments, GSU would probably be unable to make such payments and would probably have to seek relief from its creditors under the Bankruptcy Code. If GSU prevails in this litigation, no assurance can be provided that Cajun's weak financial condition will allow funding of all required costs of Cajun's ownership in River Bend.

     See pages 103 and 180 of the Form 10-K for the accounting treatment of preacquisition contingencies in connection with the Merger, including any charge resulting from an adverse resolution in the Cajun - River Bend litigation.

   In July 1992, Cajun notified GSU that it would fund a limited amount of costs related to the fourth refueling outage at River Bend, completed in September 1992. Cajun has also not funded its share of the costs associated with certain additional repairs and improvements at River Bend completed during the refueling outage. GSU has paid the costs associated with such repairs and improvements without waiving any rights against Cajun. GSU believes that Cajun is obligated to pay its share of such costs under the terms of the applicable contract. Cajun has filed a suit seeking a declaration that it does not owe such funds and seeking injunctive relief against GSU. GSU is contesting such suit and is reviewing its available legal remedies.

   In September 1992, GSU received a letter from Cajun alleging that the operating and maintenance costs for River Bend are "far in excess of industry averages" and that "it would be imprudent for Cajun to fund these excessive costs." Cajun further stated that until it is satisfied it would fund a maximum of $700,000 per week under protest for the remainder of 1992. In a December 1992 letter, Cajun stated that it would also withhold costs associated with certain additional repairs, of which the majority will be incurred during a refueling outage that began April 15, 1994. GSU believes that Cajun's allegations are without merit and is considering its legal and other remedies available with respect to the underpayments by Cajun. The total resulting from Cajun's failure to fund repair projects, Cajun's funding limitation on the fourth refueling outage, and the weekly funding limitation by Cajun was $36.7 million as of March 31, 1994, compared with a $33.3 million unfunded balance as of December 31, 1993. These amounts are reflected in long-term receivables.

   During 1994, and for the next several years, it is expected that Cajun's share of River Bend-related costs will be in the range of $60 million to $70 million per year. Cajun's weak financial condition could have a material adverse effect on GSU, including a possible NRC action with respect to the operation of River Bend and a need to bear additional costs associated with the co-owned facilities. If GSU is required to fund Cajun's share of costs, there can be no assurance that such payments will be recovered. Cajun's weak financial condition could also affect the ultimate collectibility of amounts owed to GSU, including any amounts awarded in litigation.

Cajun - Transmission Service

Entergy Corporation and GSU

   GSU and Cajun are parties to FERC proceedings related to transmission service charge disputes. In April 1992, FERC issued a final order. In May 1992, GSU and Cajun filed motions for rehearings which are pending consideration by FERC. In June 1992, GSU filed a petition for review in the United States Court of Appeals regarding certain of the issues decided by FERC. In August 1993, the United States Court of Appeals rendered an opinion reversing the FERC order regarding the portion of such disputes relating to the calculations of certain credits and equalization charges under GSU's service schedules with Cajun. The opinion remanded the issues to FERC for further proceedings consistent with its opinion. In January 1994, FERC denied GSU's request to collect a surcharge while FERC considers the court's remand.

   GSU interprets the FERC order and the court of appeals' decision to mean that Cajun would owe GSU approximately $86 million as of March 31, 1994. GSU further estimates that if it prevails in its May 1992 motion for rehearing, Cajun would owe GSU approximately $119 million as of March 31, 1994. If Cajun were to prevail in its May 1992 motion for rehearing to FERC, and if GSU were not to prevail in its May 1992 motion for rehearing to FERC, and if FERC does not implement the court's remand as GSU contends is required, GSU estimates it would owe Cajun ap proximately $77 million as of March 31, 1994. The above amounts are exclusive of a $7.3 million payment by Cajun on December 31, 1990, which the parties agreed to apply to the disputed transmission service charges. GSU and Cajun further agreed that their positions at FERC would remain unaffected by the $7.3 million. Pending FERC's ruling on the May 1992 motions for rehearing, GSU has continued to bill Cajun utilizing the historical billing methodology and has booked underpaid transmission charges, including interest, in the amount of $145.8 million as of March 31, 1994. This amount is reflected in long-term receivables and in other deferred credits, with no effect on net income.

Financial Condition

GSU

     Although GSU received partial rate relief relating to River Bend, GSU's financial position was strained from 1986 to 1990 by its inability to earn a return on and fully recover its investment and other costs associated with River Bend. GSU's financial position has continued to improve; however, issues to be finally resolved in PUCT rate proceedings and appeals thereof, as discussed in Note 2, combined with the application of accounting standards, may result in substantial write-offs and charges that could result in substantial net losses being reported in 1994, and subsequent periods, with resulting substantial adverse adjustments to common shareholder's equity. Future earnings will continue to be adversely affected by the lack of full recovery and return on the investment and other costs associated with River Bend.

Capital Requirements and Financing

Entergy, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy

     Construction expenditures (excluding nuclear fuel) for the years 1994, 1995, and 1996, and long-term debt and preferred stock maturities and cash sinking fund requirements for the period 1994-1996, are estimated to total (in millions):

                                                  Long-term
                                                  Debt and
                                                  Preferred
                                                    Stock
                                                 Maturities
                                                  and Cash
                                                Sinking Fund
                Construction Expenditures       Requirements

               1994        1995        1996      1994-1996

Entergy       $629         $560        $550        $1,413
AP&L          $181         $172        $175        $   83
GSU           $140         $128        $119        $  215
LP&L          $134         $143        $142        $  162
MP&L          $130         $ 63        $ 63        $  228
NOPSI         $ 25         $ 26        $ 26        $   81
              $ 18         $ 22        $ 23        $  645


     The System plans to meet the above requirements with internally generated funds, including collections under the System operating companies' rate phase-in plans, and cash on hand, supplemented by the issuance of long-term debt and preferred stock. See pages 130-131, 205-206, 240-241, 271-272, and 301 of the Form 10-K and Notes 3 and 4 for information on the possible issuance of preferred stock, common stock, and long-term debt, and the possible retirement, redemption, purchase, or other acquisition of outstanding securities by the System operating companies and System Energy.

Nuclear Insurance, Spent Nuclear Fuel, and Decommissioning Costs

Entergy Corporation, AP&L, GSU, LP&L, and System Energy

     See pages 96-97, 133-134, 174-175, 208, and 304 of the
Form 10-K for information on nuclear liability, property and replacement power insurance, and related NRC regulations.

     See pages 97-98, 134, 175, 208-209, and 304-305 of the Form
10-K for information on the disposal of spent nuclear fuel, other high-level radioactive waste, and decommissioning costs associated with ANO, River Bend, Waterford 3, and Grand Gulf 1. Decommissioning costs for ANO and Waterford 3 are currently estimated to be approximately $806.3 million (based on a recent interim update to the 1992 update of the original cost study) and $320.1 million (based on a recently completed 1993 update to the original cost study), respectively. In March 1994, AP&L filed with the APSC this interim update of the ANO cost study, which reflected significant increases in costs of low-level radioactive waste disposal. AP&L expects to include the updated costs in the annual decommissioning cost rate rider filing with the APSC during the fourth quarter of 1994. As of January 1994, LP&L began funding $4.8 million annually to fund the increased estimated costs for decommissioning Waterford 3.

ANO Matters

Entergy Corporation and AP&L

     See pages 30, 77, and 123 of the Form 10-K for information on leaks in certain steam generator tubes at ANO 2 that were discovered and repaired during an outage in March 1992. During a refueling outage in September 1992, a comprehensive inspection of all steam generator tubing was conducted and necessary repairs were made. During a mid-cycle outage in May 1993, a scheduled special inspection of certain steam generator tubing was conducted by Entergy Operations and additional repairs were made. Entergy Operations operated ANO 2 with no further steam generator inspections until the refueling outage which was completed on April 23, 1994. Inspections during the outage revealed additional cracks, however most were smaller than those seen in earlier inspections except for one relatively large crack. Based upon results of these inspections and an inconclusive pressure test, Entergy Operations plans to inspect the steam generator tubes during a mid-cycle outage tentatively scheduled for January 1995. The operations and power output of the unit have not been materially adversely affected.

Environmental Issues

GSU

   GSU has been notified by the U. S. Environmental Protection Agency (EPA) that it has been designated as a potentially responsible party for the cleanup of sites on which GSU and others have or have been alleged to have disposed of material designated as hazardous waste. GSU is currently negotiating with the EPA and state authorities regarding the cleanup of some of these sites. Several class action and other suits have been filed in state and federal courts seeking relief from GSU and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulted from exposure on GSU premises. While the amounts at issue in the cleanup efforts and suits may be substantial, GSU believes that its results of operations and financial condition will not be materially affected by the outcome of the suits.

   As of March 31, 1994, GSU has accrued cumulative amounts related to the cleanup of six sites at which GSU has been designated a potentially responsible party, totaling $25.2 million since 1990. Through March 31, 1994, GSU has expensed $7.4 million cumulatively on the cleanup, resulting in a remaining liability of $17.8 million as of March 31, 1994.

Waterford 3 Lease Obligations

LP&L

     In September 1989, LP&L entered into three substantially identical, but entirely separate, transactions for the sale and leaseback of three undivided portions (aggregating approximately 9.3%) of its 100% ownership interest in Waterford 3. See pages 210-211 of the Form 10-K and Note 4 below for information.

     Upon the occurrence of certain events, LP&L may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from the lease transactions, and LP&L may be required to assume the outstanding bonds issued by the Owner Trustee to finance, in part, its acquisition of the undivided interests in Waterford 3. These events include failure, at specified dates, to maintain equity capital of at least 30% of adjusted capitalization and a fixed charge coverage ratio of at least
1.50. As of March 31, 1994, LP&L's total equity capital (including preferred stock) was 48.62% of adjusted capitalization, and its fixed charge coverage ratio was 3.27.

Reimbursement Agreement

System Energy

     Under the provisions of the Reimbursement Agreement, as amended, and letters of credit related to the Grand Gulf 1 sale and leaseback transactions, System Energy has agreed to a number of covenants relating to the maintenance of equity at not less than 33%, and common equity at not less than 29%, of adjusted capitalization, and a fixed charge coverage ratio of at least
1.60. As of March 31, 1994, System Energy's equity and common equity, in each case, approximated 34.03% of its adjusted capitalization, and its fixed charge coverage ratio was 1.86.

     Failure by System Energy to perform its covenants under the Reimbursement Agreement could give rise to a draw under the letters of credit and/or an early termination of the letters of credit. If such letters of credit were not replaced in a timely manner, a default under System Energy's related leases could result.

     See Note 2 "FERC Audit" below for information on a FERC order, that, if ultimately sustained and implemented, could cause System Energy to fall below the required equity and fixed charge coverage covenant levels. System Energy has obtained the consent of the banks to waive these covenants, for the 12-month period beginning with the earlier of the write-off or the first refund, if the August 4 Order is implemented prior to December 31, 1994. The waiver is conditioned upon System Energy not paying any common stock dividends to Entergy Corporation until the equity ratio covenant is once again met. Also see pages 296-297 of the Form 10-K for further information.

System Fuels

AP&L, LP&L, MP&L, NOPSI, and System Energy

     See pages 133, 207, 242-243, 274, and 305 of the Form 10-K for information on certain commitments and contingencies of System Fuels, and related commitments and contingencies of AP&L, LP&L, MP&L, NOPSI, and System Energy, respectively, in connection with System Fuels' fuel procurement programs.

Other

Entergy Corporation and System Energy

     See pages 96 and 302 of the Form 10-K for information on Entergy Corporation's commitments to System Energy under the Capital Funds Agreement.

AP&L, LP&L, MP&L, NOPSI, and System Energy

     See pages 302-303 of the Form 10-K for information on System
Energy relating to the Unit Power Sales, Availability, and
Reallocation Agreements. See also pages 132-133, 206-207, 242, and 273-274 of the Form 10-K for information on commitments and potential liabilities of AP&L, LP&L, MP&L, and NOPSI, respectively, relating to these agreements.


NOTE 2.  RATE AND REGULATORY MATTERS

River Bend

Entergy Corporation and GSU

     In May 1988, the PUCT granted GSU a permanent increase in annual revenues of $59.9 million resulting from the inclusion in rate base of approximately $1.6 billion of company-wide River Bend plant investment and approximately $182 million of related Texas retail jurisdiction deferred River Bend costs (Allowed Deferrals). In addition, the PUCT disallowed as imprudent $63.5 million of company-wide River Bend plant costs and placed in abeyance, with no finding of prudency, approximately $1.4 billion of company-wide River Bend plant investment and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs. The PUCT affirmed that the ultimate rate treatment of such amounts would be subject to future demonstration of the prudency of such costs. GSU and intervening parties appealed this order (Rate Appeal) and GSU filed a separate rate case asking that the abeyed River Bend plant costs be found prudent (Separate Rate Case). Intervening parties filed suit in a Texas district court to prohibit the Separate Rate Case. The district court's decision was ultimately appealed to the Texas Supreme Court, which ruled in 1990 that the prudence of the purported abeyed costs could not be relitigated in a separate rate proceeding. The Texas Supreme Court's decision stated that all issues relating to the merits of the original PUCT order, including the prudence of all River Bend-related costs, should be addressed in the Rate Appeal.

     In October 1991, the Texas district court in the Rate Appeal issued an order holding that, while it was clear the PUCT made an error in assuming it could set aside $1.4 billion of the total costs of River Bend and consider them in a later proceeding, the PUCT, nevertheless, found that GSU had not met its burden of proof related to the amounts placed in abeyance. The court also ruled that the Allowed Deferrals should not be included in rate base under a 1991 decision regarding El Paso Electric Company's similar deferred costs (El Paso Case). The court further stated that the PUCT had erred in reducing GSU's deferred costs by $1.50 for each $1.00 of revenue collected under the interim rate increases authorized in 1987 and 1988. The court remanded the case to the PUCT with instructions as to the proper handling of the Allowed Deferrals. GSU's motion for rehearing was denied and, in December 1991, GSU filed an appeal of the October 1991 district court order. The PUCT also appealed the October 1991 district court order, which served to supersede the district court's judgment, rendering it unenforceable under Texas law.

     In August 1992, the court of appeals in the El Paso Case handed down its second opinion on rehearing modifying its previous opinion on deferred accounting. The court's second opinion concluded that the PUCT may lawfully defer operating and maintenance costs and subsequently include them in rate base, but that the Public Utility Regulatory Act prohibits such rate base treatment for deferred carrying costs. The court stated that its opinion would not preclude the recovery of deferred carrying costs. The August 1992 court of appeals opinion was appealed to the Texas Supreme Court where arguments were heard in September 1993. The matter is pending.

     In September 1993, the Texas Third District Court of Appeals (the Appellate Court) remanded the October 1991 district court decision to the PUCT "to reexamine the record evidence to whatever extent necessary to render a final order supported by substantial evidence and not inconsistent with our opinion." The Appellate Court specifically addressed the PUCT's treatment of certain costs, stating that the PUCT's order was not based on substantial evidence. The Appellate Court also applied its most recent ruling in the El Paso Case to the deferred costs associated with River Bend. However, the Appellate Court cautioned the PUCT to confine its deliberations to the evidence addressed in the original rate case. Certain parties to the case have indicated their position that, on remand, the PUCT may change its original order only with respect to matters specifically discussed by the Appellate Court which, if allowed, would increase GSU's allowed River Bend investment, net of accumulated depreciation and related taxes, by approximately $47 million as of March 31, 1994. GSU believes that under the Appellate Court's decision, the PUCT would be free to reconsider any aspect of its order concerning the abeyed $1.4 billion River Bend investment. GSU has filed a motion for rehearing asking the Appellate Court to modify its order so as to permit the PUCT to take additional evidence on remand. The PUCT and other parties have also moved for rehearing on various grounds. The Appellate Court has not yet ruled on any of these motions.

     As of March 31, 1994, the River Bend plant costs disallowed for retail ratemaking purposes in Texas, and the River Bend plant costs held in abeyance, and the related cost deferrals totaled (net of taxes) approximately $14 million, $298 million (both net of depreciation), and $170 million, respectively. Allowed Deferrals were approximately $93 million, net of taxes and amortization, as of March 31, 1994. GSU estimates it has collected approximately $146 million of revenues as of March 31, 1994, as a result of the originally ordered rate treatment of these deferred costs. However, if the PUCT adopts the most recent decision in the El Paso Case, the possible refunds approximate $28 million as a result of the inclusion of deferred carrying costs in rate base for the period July 1988 through December 1990. However, if the PUCT reverses its decision to reduce GSU's deferred costs by $1.50 for each $1.00 of revenue collected under the interim rate increases authorized in 1987 and 1988, the potential refund of amounts described above could be reduced by an amount ranging from $7 million to $19 million.

     No assurance can be given as to the timing or outcome of the remands or appeals described above. Pending further developments in these cases, GSU has made no write-offs for the River Bend-related costs. Management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the case will be remanded to the PUCT, and the PUCT will be allowed to rule on the prudence of the abeyed River Bend plant costs. Rate Caps imposed by the PUCT's regulatory approval of the Merger could result in GSU being unable to use the full amount of a favorable decision to immediately increase rates; however, a favorable decision could permit some increases and/or limit or prevent decreases during the period the Rate Caps are in effect. At this time, management and legal counsel are unable to predict the amount, if any, of the abeyed and previously disallowed River Bend plant costs that ultimately may be disallowed by the PUCT. A net of tax write-off as of March 31, 1994, of up to $312 million could be required based on the PUCT's ultimate ruling.

     In prior proceedings, the PUCT has held that the original cost of nuclear power plants will be included in rates to the extent those costs were prudently incurred. Based upon the PUCT's prior decisions, management believes that its River Bend construction costs were prudently incurred and that it is reasonably possible that it will recover in rate base, or otherwise through means such as a deregulated asset plan, all or substantially all of the abeyed River Bend plant costs. However, management also recognizes that it is reasonably possible that not all of the abeyed River Bend plant costs may ultimately be recovered.

     As part of its direct case in the Separate Rate Case, GSU filed a cost reconciliation study prepared by Sandlin Associates, management consultants with expertise in the cost analysis of nuclear power plants, which supports the reasonableness of the River Bend costs held in abeyance by the PUCT. This reconciliation study determined that approximately 82% of the River Bend cost increase above the amount included by the PUCT in rate base was a result of changes in federal nuclear safety requirements and provided other support for the remainder of the abeyed amounts.

     There have been four other rate proceedings in Texas involving nuclear power plants. Investment in the plants ultimately disallowed ranged from 0% to 15%. Each case was unique, and the disallowances in each were made on a case-by-case basis for different reasons. Appeals of most, if not all, of these PUCT decisions are currently pending.

     The following factors support management's position that a loss contingency requiring accrual has not occurred, and its belief that all, or substantially all, of the abeyed plant costs will ultimately be recovered:

     1. The $1.4 billion of abeyed River Bend plant costs have never been ruled imprudent and disallowed by the PUCT.
     2. Sandlin Associates' analysis which supports the prudence of substantially all of the abeyed construction costs.
     3. Historical inclusion by the PUCT of prudent construction costs in rate base.
     4. The analysis of GSU's internal legal staff, which has considerable experience in Texas rate case litigation.

     Additionally, management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is probable that the deferred costs will be allowed. However, assuming the August 1992 court of appeals' opinion in the El Paso Case is upheld and applied to GSU and the deferred River Bend costs currently held in abeyance are not allowed to be recovered in rates as allowable costs, a net of tax write-off of up to $170 million could be required. In addition, future revenues based upon the deferred costs previously allowed in rate base could also be lost and no assurance can be given as to whether or not refunds (up to $28 million as of March 31, 1994) of revenue received based upon such deferred costs previously recorded will be required.

   See pages 103 and 180 of the Form 10-K for the accounting treatment of preacquisition contingencies, including any River
Bend write-down.

FERC Audit

Entergy Corporation and System Energy

     In December 1990, the FERC Division of Audits issued a report for System Energy for the years 1986 through 1988. The report recommended, among other things, that System Energy (1) write off and not recover in rates approximately $95 million of Grand Gulf 1 costs included in utility plant related to certain System income tax allocation procedures alleged to be inconsistent with FERC's accounting requirements, and (2) compute refunds for the years 1987 to date to correct for resulting overcollections from AP&L, LP&L, MP&L, and NOPSI.

     In August 1992, FERC issued an opinion and order (August 4 Order) which found that System Energy overstated its Grand Gulf 1 utility plant account by approximately $95 million as indicated in FERC's report. The order required System Energy to make adjusting accounting entries and refunds, with interest, to AP&L, LP&L, MP&L, and NOPSI within 90 days from the date of the order. System Energy filed a request for rehearing and, in October 1992, FERC issued an order allowing additional time for its consideration of the request. In addition, it deferred System Energy's refund obligation until 30 days after FERC issues an order on rehearing. Should such refunds and adjusting entries be necessary, System Energy estimates that as of March 31, 1994, its net income would be reduced by approximately $155.3 million.
This amount includes System Energy's potential refund obligation, which is estimated to be $118.9 million (including interest) as of March 31, 1994. The ongoing effect of this order, if implemented, would be to reduce System Energy's revenues by approximately $21.4 million during the first twelve months following the write-off and by a comparable amount (but decreasing by approximately $0.4 million per year) in each subsequent year.

     Assuming AP&L, LP&L, MP&L, and NOPSI are required to refund or credit to their customers all of the System Energy refund (except for those portions attributable to AP&L's and LP&L's retained share of Grand Gulf 1 costs), implementation of the August 4 Order would result in a reduction in Entergy's consolidated net income of approximately $149.1 million as of March 31, 1994. However, this reduction could be partially offset by (1) the write-off by AP&L, LP&L, MP&L, and NOPSI of unamortized balances of corresponding deferred credits (approximately $65.3 million as of March 31, 1994), and (2) any recovery from ratepayers of deferred credits that have been previously amortized and passed on to ratepayers (approximately $26.1 million as of March 31, 1994). The amount of such recovery would depend on the associated retail rate treatment.

     If the August 4 Order is implemented, System Energy would need the consent of certain banks to temporarily waive the fixed charge coverage and equity ratio covenants in the letters of credit and reimbursement agreement related to the Grand Gulf 1 sale and leaseback transaction in order to avoid violation of the covenants (see "Reimbursement Agreement" above). System Energy has obtained the consent of the banks to waive these covenants, for the 12-month period beginning with the earlier of the write-off or the first refund, if the August 4 Order is implemented prior to December 31, 1994. The waiver is conditioned upon System Energy not paying any common stock dividends to Entergy Corporation until the equity ratio covenant is once again met. Absent a waiver, System Energy's failure to perform these covenants could cause a draw under the letters of credit and/or early termination of the letters of credit. If the letters of credit were not replaced in a timely manner, a default or early termination of System Energy's leases could result.

     System Energy believes that its consolidated income tax accounting procedures and related rate treatment are in compliance with SEC and FERC requirements and is vigorously contesting this issue. The ultimate resolution of this matter cannot be predicted.


Texas Cities Rate Settlement

Entergy Corporation and GSU

     In June 1993, 13 cities within GSU's Texas service area instituted an investigation to determine whether GSU's current rates were justified. In October 1993, the general counsel of the PUCT instituted an inquiry into the reasonableness of GSU's rates. In November 1993, a settlement agreement was filed with the PUCT which provides for an initial reduction in GSU's annual retail base revenues in Texas of approximately $22.5 million effective for electric usage on or after November 1, 1993, and a second reduction of $20 million to be effective September 1994. Further, the settlement provided for GSU to reduce rates with a $20 million one-time bill credit in December 1993, and to refund approximately $3 million to Texas retail customers on bills rendered in December 1993. The cities' rate inquiries had been settled earlier on the same terms.

     While no parties to the PUCT rate inquiry now oppose the settlement agreement which has been filed in that case, the settlement agreement is subject to review by the PUCT. The presiding officer in the PUCT rate inquiry has set a June 8, 1994 hearing to consider the merits of the settlement agreement. The cities, who are parties to the PUCT rate inquiry, have filed testimony with the PUCT expressing their reservations about certain aspects of the settlement. However, the cities have announced that those reservations will not cause the cities to oppose the settlement agreement. GSU believes that the PUCT will ultimately issue an order consistent with the settlement agreement, but there can be no assurance in this regard.

     In March 1994 the Texas Office of Public Utility Counsel and certain cities served by GSU instituted a second investigation of the reasonableness of GSU's rates. See Part II, Item 1. "Legal
Proceedings," for additional information.

Louisiana

GSU

     Previous rate orders of the LPSC have been appealed, and pending resolution of various appellate proceedings, GSU has made no write-off for the disallowance of $30.6 million of rate deferrals that GSU recorded for the period December 16, 1987 through February 18, 1988.

LPSC Investigation

Entergy Corporation, GSU, and LP&L

     In response to a preliminary report of the LPSC indicating that the rates of return on equity of several electric utilities subject to the LPSC's jurisdiction may be too high, GSU provided the LPSC with information GSU believes supports the current rate level. In September 1993, the LPSC deferred review of GSU's base rates until the first post-Merger earnings analysis is filed in accordance with the LPSC Merger approval (scheduled for mid-
1994).

     Recognizing that LP&L was subject to a rate freeze until March 1994, the LPSC requested LP&L to explain its "relatively high cost of debt" compared to other electric utilities subject to LPSC jurisdiction. LP&L responded to this request, and in an August 1993 report to the LPSC, the LPSC's legal consultants acknowledged LP&L's rationale for its cost of debt in comparison to two other utilities subject to the LPSC's jurisdiction. In October 1993, the LPSC approved a schedule to conduct a review of LP&L's rates and rate structure upon the expiration of LP&L's rate freeze. The LPSC is currently scheduled to review LP&L's rates and rate structure in May 1994, which may result in a further decrease in rates.

February 1994 Ice Storm

Entergy Corporation, AP&L, and MP&L

     In early February 1994, an ice storm left more than 221,000 Entergy customers without electric power across the System's four-state service area. The storm was the most severe natural disaster ever to affect the System, causing damage to transmission and distribution lines, equipment, poles, and facilities in certain areas, primarily in Mississippi. Repair costs are currently estimated to be $107.0 million, $26.3 million, and $70.8 million for the System, AP&L, and MP&L, respectively with $75.1 million, $15.4 million, and $57.5 million of these amounts estimated to be capitalized as plant-related costs. The remaining balances have been charged against the respective companies' regulatory storm damage reserves, except for MP&L which recorded a deferred debit. On April 15, 1994, MP&L filed for rate recovery of the non-plant costs related to the ice storm. See Part II, Item 1. "Legal Proceedings," for additional information on this filing. Estimated construction expenditures (see Note 1) reflect the above amounts.

Louisiana Supreme Court Ruling/Refund

GSU

     In 1988, GSU entered into a joint venture with Conoco, Inc., Citgo Petroleum Corporation, and Vista Chemical Company (Industrial Participants) whereby GSU's Nelson Units 1 and 2 were sold to a partnership (NISCO) consisting of the Industrial Participants and GSU. The sale of the units by GSU to NISCO was for an amount in excess of the units' depreciated cost. The Industrial Participants are supplying the fuel for the units, while GSU operates the units at the discretion of the Industrial Participants and purchases the electricity produced by the units.

     In February 1990, the LPSC disallowed the pass-through to ratepayers for the portion of GSU's cost to purchase power from NISCO representing the excess of NISCO's purchase price of the units over GSU's depreciated cost of the units. GSU appealed the 1990 order. In March 1994, the Louisiana Supreme Court ruled in favor of the LPSC, and GSU recorded an estimated refund provision of $10.1 million, before related income taxes of $4.1 million.

Reserve for Revenue Reduction

Entergy Corporation and NOPSI

     See pages 27 and 266-268 of the Form 10-K for information regarding the 1991 NOPSI Settlement and a 1992 gas rate settlement. Under the terms of the 1991 NOPSI Settlement and a 1992 gas rate settlement, NOPSI agreed that during the period October 1, 1992 through October 31, 1996, the Council will have the right to investigate the appropriateness of NOPSI's rates if NOPSI's return on equity on its operations (calculated in accordance with the applicable provisions of the 1991 NOPSI Settlement and a 1992 gas rate settlement) for twelve month periods subsequent to September 30, 1992, were to exceed 13.76%, and after rate hearing(s), to impose a credit on NOPSI's customers' bills over the ensuing twelve month period in an amount that would have allowed NOPSI, during the relevant test year, to earn a return on equity incident to its operations of no less than 12.76%.

     A review by the Council's advisors of NOPSI's return on equity for the twelve month period ended September 30, 1993, indicates that NOPSI may be required to credit $21.5 million to its customers. In early May 1994, NOPSI determined it was likely that a credit to customers would be required, however, NOPSI estimates that the actual amount of the revenue reduction will be approximately $14.3 million. In the first quarter of 1994, NOPSI recorded a reserve for this revenue reduction which reduced net income by $8.8 million (net of taxes). The Council is expected to order a hearing in the second quarter of 1994 to render a final decision on the actual amount, method, and timing of the credit.

LPSC Fuel Cost Review

GSU

     In November 1993, the LPSC ordered a review of GSU's fuel costs. The LPSC stated that fuel costs for the period October 1988 through September 1991 would be reviewed based on the number of outages at River Bend and the findings in the June 1993 PUCT fuel reconciliation case. Hearings began in March 1994 and are continuing. For information on the June 1993 PUCT fuel reconciliation case, see page 165 of the Form 10-K.


NOTE 3.  PREFERRED AND COMMON STOCK

Entergy Corporation

     Entergy Corporation has a program to repurchase shares of its outstanding common stock either on the open market or through negotiated purchases or tender offers. Stock repurchases are made from time to time depending upon market conditions and authorization of the Entergy Corporation Board of Directors. During the first three months of 1994, 1,005,000 shares of common stock were repurchased and were accounted for as treasury stock using the average cost method, at a cost of $35.6 million.

AP&L

     On January 3, 1994, AP&L redeemed, pursuant to sinking fund requirements, 200,000 shares of its 13.28% Series Preferred
Stock, $25 par value.

GSU

     GSU has requested, but has not yet received, SEC authorization to issue and sell, through December 31, 1995, up to $700 million aggregate principal amount of preferred stock and/or first mortgage bonds and medium term notes. The proceeds will be used for general corporate purposes and the repayment and/or redemption of certain outstanding securities. On March 15, 1994, GSU redeemed, pursuant to sinking fund requirements, 22,500 shares of its Adjustable Rate Series B Preferred Stock, $100 par value.

LP&L

     On February 1, 1994, LP&L redeemed, pursuant to sinking fund requirements, 300,000 shares of its 12.64% Series Preferred Stock, $25 par value. On May 2, 1994, LP&L redeemed, pursuant to sinking fund requirements, 416 shares of its 14.72% Series Preferred Stock, $25 par value, which represented the remaining outstanding shares of this series.

MP&L

     On January 3, 1994, MP&L redeemed 70,000 shares of its 9.76%
Series Preferred Stock, $100 par value. On March 1, 1994, MP&L redeemed 10,000 shares of its 12.00% Series Preferred Stock, $100 par value.

NOPSI

     On March 1, 1994, NOPSI redeemed 15,000 shares of its 15.44%
Series Preferred Stock, $100 par value.


NOTE 4.  LONG-TERM DEBT

AP&L

     AP&L has requested, but has not yet received, SEC authorization to enter into arrangements for the issuance and sale, through December 31, 1996, of up to $200 million aggregate principal amount of tax-exempt bonds. The proceeds of the sale will be used to acquire and construct certain pollution control or sewage and solid waste disposal facilities at AP&L's generating plants or to refinance outstanding tax-exempt bonds issued for that purpose. On February 1, 1994, AP&L redeemed, pursuant to sinking fund requirements, $0.4 million of its 8.75% Series First Mortgage Bonds due 1998.

GSU

     GSU has requested, but has not yet received, SEC authorization to issue and sell, through December 31, 1995, up to $700 million aggregate principal amount of its first mortgage bonds, medium term notes and/or preferred stock. The proceeds will be used for general corporate purposes and the repayment or redemption of certain outstanding securities. GSU has also requested SEC authorization to enter into arrangements for the issuance and sale, through December 31, 1995, of up to $250 million aggregate principal amount of tax-exempt bonds for the financing or refinancing of certain sewage and/or solid waste disposal facilities. The proceeds from the sale of tax-exempt bonds will be used to finance certain sewage and/or solid waste disposal or pollution control facilities or to refinance outstanding tax-exempt bonds issued for that purpose. In addition, GSU has requested, but has not yet received, SEC authorization to redeem, purchase, or otherwise acquire its outstanding pollution control revenue bonds and/or industrial development revenue bonds through December 31, 1995.

LP&L

     LP&L has requested, but not yet received, SEC authorization to undertake, should LP&L decide to do so, the refunding of approximately $310 million of intermediate-term and long-term bonds issued by the Owner Trustee when it acquired interests in Waterford 3 in 1989. Such bonds became optionally redeemable in July 1994.

MP&L

     On April 20, 1994, MP&L entered into arrangements with Warren County, Mississippi and Washington County, Mississippi for the issuance of an aggregate of $16.0 million principal amount of 7% Pollution Control Revenue Refunding Bonds due 2022, the proceeds of which were used to redeem $8.1 million principal amount of 8.5% Warren County pollution control revenue bonds and $7.9 million principal amount of 7.5% Washington County pollution control revenue bonds issued in 1974.

NOPSI

     On May 2, 1994, NOPSI redeemed, pursuant to sinking fund requirements, $15 million of its 10.95% Series G&R Bonds.

System Energy

     On January 11, 1994, System Energy refinanced $435 million aggregate principal amount of secured lease obligation bonds originally issued as part of the financing for the sale and leaseback of undivided portions of Grand Gulf 1. The secured lease obligation bonds of $356 million, 7.43% series due 2011 and $79 million, 8.2% series due 2014 are indirectly secured by liens on, and a security interest in, certain ownership interests and the respective leases relating to Grand Gulf 1. On April 28, 1994, System Energy issued $60 million of its 7-5/8% Series First Mortgage Bonds due 1999. On May 2, 1994, System Energy redeemed, pursuant to mandatory and optional sinking fund requirements, $60 million of its 11% Series First Mortgage Bonds due 2000.


NOTE 5.  RETAINED EARNINGS

     On January 29, 1994, Entergy Corporation's Board of Directors declared a common stock dividend of 45 cents per share which was paid on March 1, 1994. In addition, on March 25, 1994, Entergy Corporation's Board of Directors declared a common stock dividend of 45 cents per share payable on June 1, 1994. On January 28, 1994, the Boards of Directors of the respective companies listed below declared common stock dividends payable to Entergy Corporation in the following amounts (in millions):

                          Date
             Company      Payable  Amount

             AP&L         2/1/94   $ 17.9
             GSU *        2/1/94   $100.0
             LP&L         2/1/94   $ 17.9
             MP&L         2/1/94   $  4.6
             System       2/1/94   $ 57.8
             Energy

* Prior to the February 1, 1994, dividend payment, GSU had not paid a common dividend since June 1986.


NOTE 6.  FAIR VALUE DISCLOSURE

     The System adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. As a result the System has recorded on the balance sheet an additional $15.6 million in decommissioning trust funds, representing the amount by which the fair value of the securities held in such funds exceeds the amounts recovered in rates and deposited in the funds and the related earnings on the amounts deposited. Due to the regulatory treatment for decommissioning trust funds, the System recorded an offsetting amount in unrealized gains on investment securities as a regulatory liability in other deferred credits.


NOTE 7.  LINES OF CREDIT AND RELATED BORROWINGS

     See pages 89, 129, 169, 203, 239, 270, and 300 of the Form
10-K for information on Entergy Corporation's, the System operating companies', and System Energy's short-term borrowing authorizations, including the Money Pool, and certain limitations thereon, and lines of credit with banks. As of March 31, 1994, AP&L, GSU, LP&L, and MP&L had unused lines of credit for short-term borrowings of $34.0 million, $3.2 million, $20.2 million, and $30.0 million, respectively. On March 25, 1994, GSU received SEC authorization to participate in the Money Pool. GSU is authorized to effect short-term borrowings of up to $125 million, subject to increase to as much as $455 million after further SEC approval. On April 21, 1994, AP&L, LP&L, and MP&L received SEC approval to increase their short-term borrowing limits to $200 million (from $125 million), $200 million (from $125 million), and $113 million (from $100 million), respectively. As of March 31, 1994, Entergy Corporation and the System operating companies had outstanding short-term borrowings from the Money Pool and/or from banks as follows (in millions):

             Company        Money     Banks
                            Pool

             Entergy           -      $43
             Corporation
             AP&L            $32      $0.6
             LP&L            $24.9      -
             MP&L            $71.6      -


           __________________________________________

     In the opinion of Entergy Corporation, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy, the accompanying unaudited condensed financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassifying previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. However, the business of AP&L, GSU, LP&L, MP&L, and NOPSI is subject to seasonal fluctuations with the peak period occurring during the summer months. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

     In accordance with the purchase method of accounting, the 1993 first quarter results of operations for Entergy Corporation reported in its Statements of Consolidated Income and Cash Flows, do not include GSU's results of operations. However, the Results of Operations discussion in "Management's Financial Discussion & Analysis" is presented with GSU's 1993 results of operations included for comparative purposes. This information is not necessarily indicative of the results of operations that would have occurred had the Merger been consummated for the period for which it is being given effect, nor is it necessarily indicative of future operating results.

              ENTERGY CORPORATION AND SUBSIDIARIES
                 ARKANSAS POWER & LIGHT COMPANY
                  GULF STATES UTILITIES COMPANY
                 LOUISIANA POWER & LIGHT COMPANY
                MISSISSIPPI POWER & LIGHT COMPANY
                 NEW ORLEANS PUBLIC SERVICE INC.
                  SYSTEM ENERGY RESOURCES, INC.

         MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS


                 LIQUIDITY AND CAPITAL RESOURCES


Entergy, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy

     Liquidity is important to Entergy due to the capital intensive nature of its business, which requires large investments in long-lived assets. While large capital expenditures for the construction of new generating capacity are not currently planned, the System nevertheless requires significant capital resources for the periodic maturity of certain series of debt and preferred stock. See Note 1 for additional information on the System's capital and refinancing requirements in 1994 - 1996. Net cash flow from operations for Entergy, the System operating companies, and System Energy for the three months ended March 31, 1994 and 1993, was as follows (in millions):

                            Three Months    Three Months
          Company           Ended 3/31/94   Ended 3/31/93

          Entergy *            $322.4           $155.6
          AP&L                 $ 88.2           $ 84.9
          GSU                  $ 53.8           $(30.4)
          LP&L                 $ 99.5           $ 15.4
          MP&L                 $ 46.9           $ 22.1
          NOPSI                $ 26.5           $  7.6
          System Energy        $ 53.4           $ 57.4

*    Entergy's net cash flow from operations for the three months
ended March 31, 1993,    excludes GSU because the Merger was  not
yet consummated.

     In the first quarter of 1994, as in recent years, cash from operations, supplemented by cash on hand, was sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt/preferred stock maturities. (However, MP&L required significant external funds in the form of short-term borrowings because of unexpected costs incurred as a result of an ice storm.) Entergy's ability to fund most of its capital requirements with cash from operations results, in part, from our continued efforts to streamline operations and reduce costs as well as collections under the Grand Gulf 1 rate phase-in plans, which exceed current cash requirements for Grand Gulf 1-related costs. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs; therefore, there is no effect on net income.) The System operating companies and System Energy have the ability, subject to regulatory approval, to meet future capital requirements through future debt or preferred
stock issuances, as discussed below.   Also, in order to take
advantage of lower interest and dividend rates, Entergy Corporation's subsidiaries may continue to refinance high-cost debt and preferred stock prior to maturity.

     Productive investment of excess funds is necessary to enhance the long-term value of Entergy Corporation's common stock. Entergy Corporation expects to invest approximately $150 million per year in nonregulated and nonutility businesses. See "Significant Factors and Known Trends - Nonregulated Investments" for additional information.

     Entergy Corporation's current primary capital requirements are to periodically invest in, or make loans to, its subsidiaries. Entergy Corporation expects to meet these requirements in 1994 - 1996 with internally generated funds and cash on hand. Entergy Corporation also pays dividends on its common stock, which aggregated $103.7 million in the first three months of 1994. Entergy Corporation receives funds through dividend payments from its subsidiaries. During the first quarter of 1994, these common stock dividend payments totaled $198.2 million, including a $100 million dividend paid by GSU. Certain restrictions may limit the amount of these distributions (see page 94 of the Form 10-K and Note 2 ). See Note 5 for information on dividends declared by Entergy Corporation, the System operating companies, and System Energy in the first quarter of 1994.

     Entergy Corporation has a program to repurchase shares of its outstanding common stock. The occurrence and amount of such repurchase depend upon market conditions and authorization from Entergy Corporation's Board of Directors. See Note 3 for additional information. Entergy Corporation has requested SEC authorization for a $300 million bank line of credit, the proceeds of which are expected to be used for common stock repurchases, investments in non-regulated and non-utility businesses, and other activities.

     Certain agreements and restrictions limit the amount of mortgage bonds and preferred stock that can be issued by the System operating companies and System Energy. Based on the most restrictive applicable tests as of March 31, 1994, and an assumed annual interest or dividend rate of 8.5%, the System operating companies and System Energy could have issued bonds or preferred stock in the following amounts (in millions):

               Company        Bonds   Preferred Stock

               AP&L          $  860      $697
               GSU           $  407      $ -
               LP&L          $   69      $750
               MP&L          $  237      $231
               NOPSI         $   72      $184
               System        $1,030         *
               Energy

* System Energy's charter does not provide for the issuance of preferred stock.

      In addition, the System operating companies and System Energy have the conditional ability to issue bonds against the retirement of bonds, in some cases without meeting an earnings coverage test. AP&L may also issue preferred stock to refund outstanding preferred stock without meeting an earnings coverage test. GSU has no limitations on the issuance of preference stock. For information on the System operating companies' and System Energy's regulatory authorizations to issue and acquire securities, see Notes 3 and 4, and pages 90-94, 129-131, 170-172, 204-206, 239-241, 271-272, and 301 of the Form 10-K. See Note 7
for information on the System's short-term borrowings.

Entergy Corporation and GSU

     See Notes 1 and 2, and Part II, Item 1.  "Legal
Proceedings," regarding litigation with Cajun and River Bend rate appeals. Substantial write-offs or charges resulting from adverse rulings in these matters could adversely affect GSU's ability to continue to pay dividends and obtain financing, which could in turn affect GSU's liquidity.

Entergy Corporation and System Energy

     In connection with the financing of Grand Gulf 1, Entergy Corporation has undertaken, to provide to System Energy sufficient capital to (1) maintain System Energy's equity capital at an amount equal to at least 35% of System Energy's total capitalization (excluding short-term debt), (2) permit the continuation of commercial operation of Grand Gulf 1, and (3) enable System Energy to pay in full all borrowings of System Energy, whether at maturity, on prepayment, on acceleration or otherwise. In addition, Entergy Corporation has agreed to make certain cash capital contributions, if required, to enable System Energy to make payments when due on its long-term debt.

System Energy

     The financial condition of System Energy significantly depends on the continued commercial operation of Grand Gulf 1 and on the receipt of payments from AP&L, LP&L, MP&L, and NOPSI.
Such payments are System Energy's only source of operating revenues.

     In addition, System Energy's financial condition could be affected by the outcome of a pending FERC audit matter. In December 1990, FERC Division of Audits issued a report that recommended that System Energy write off and not recover in rates approximately $95 million of Grand Gulf 1 costs included in utility plant, and compute refunds for over collections from AP&L, LP&L, MP&L, and NOPSI. In August 1992, FERC issued an opinion and order (August 4 Order) affirming an initial decision by a FERC ALJ. System Energy filed a Request for Rehearing, and in October 1992, FERC issued an order allowing additional time for its consideration of the request, and it deferred System Energy's refund obligation until 30 days after FERC issues an order on rehearing. If the decision is implemented, System Energy estimates that as of March 31, 1994, net income would be reduced by $155.3 million. This amount includes refund obligations of approximately $118.9 million (including interest). See Note 2 for additional information.


                      RESULTS OF OPERATIONS


ENTERGY

     On December 31, 1993, GSU became a subsidiary of Entergy Corporation. In accordance with the purchase method of accounting, the 1993 first quarter results of operations for Entergy Corporation and subsidiaries reported in its Statements of Consolidated Income and Cash Flows do not include GSU's
results of operations.   However, the following discussion is
presented with GSU's 1993 results of operations included for comparative purposes.

Net Income

     Consolidated net income decreased in the first quarter of 1994 due primarily to the one-time recording in the first quarter of 1993 of the cumulative effect of the change in accounting principle for unbilled revenues for AP&L, GSU, MP&L, and NOPSI and the effect of implementing SFAS 109. Excluding these items, net income for the first quarter of 1994 decreased by approximately $3.0 million. This decrease was due primarily to the recording of a reserve for revenue reduction by NOPSI as a result of a review of NOPSI's return on equity in accordance with the 1991 Settlement Agreement and a 1992 gas rate settlement (see
Note 2). This decrease was partially offset by increased retail operating revenues caused by increased energy sales resulting from colder than normal winter weather in 1994 and from non-weather related growth. In addition, interest on long-term debt and preferred dividend requirements decreased by approximately $18.5 million as a result of continued debt refinancing and stock redemption activities.

     Significant factors affecting the results of operations and causing variances between the first quarter of 1994 and 1993 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

     See Entergy's "Selected Operating Results" for information on operating revenues by source and KWH sales.

     Electric operating revenues increased by approximately $62.1 million in the first quarter of 1994 due primarily to improving market conditions and increased retail energy sales resulting from colder than normal winter weather as compared to milder weather in 1993. Additionally, revenues were higher due to increased collections of Grand Gulf 1-related costs and increased fuel adjustment revenues, which do not affect net income. The increase in fuel adjustment revenues was due to increased gas generation resulting from scheduled nuclear refueling outages at Waterford 3 and ANO 2 during the first quarter of 1994. A $14.3 million reduction in revenues, as discussed in "Net Income" above, partially offset these increases.

     Gas operating revenues increased by approximately $12.4 million in the first quarter of 1994 due primarily to increased retail sales resulting from colder than normal winter weather in 1994.

Expenses

     Purchased power increased by approximately $32.3 million in the first quarter of 1994 due primarily to increased power purchased from nonassociated utilities due to changes in generation requirements for the System operating companies resulting primarily from increased energy sales and fuel-related costs. In addition, purchased power increased in 1994 as a result of nuclear refueling outages at Waterford 3 and ANO 2.

     Nuclear refueling outage expenses decreased by approximately $5.1 million in the first quarter of 1994 due primarily to a reduction in AP&L's monthly nuclear refueling outage accrual resulting from revisions in estimated outage expenses. The lower monthly accrual began in the fourth quarter of 1993.

     The amortization of rate deferrals increased by approximately $16.4 million in the first quarter of 1994 due primarily to collection of more Grand Gulf 1-related costs from customers in 1994 as compared to 1993.

Other

     Other interest increased by approximately $5.2 million due to increased amortization of debt expense resulting from continued refinancing of debt.


AP&L

Net Income

     Net income decreased in the first quarter of 1994 due primarily to the one-time recording in the first quarter of 1993 of the cumulative effect of the change in accounting principle for unbilled revenues and the effect of implementing SFAS 109. Excluding the effects of the change in accounting principle and SFAS 109, net income increased $7.9 million. This increase is due primarily to increased energy sales.

     Significant factors affecting the results of operations and causing variances between the first quarter of 1994 and 1993 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

     See AP&L's "Selected Operating Results" for information on operating revenues by source and KWH sales.

     Electric operating revenues and sales increased in the first quarter of 1994 due primarily to an increase in sales for resale to associated companies caused by changes in generation availability and requirements among the System operating companies. Further, retail energy sales increased as a result of non-weather related growth. The increase in energy sales was partially offset by milder weather in 1994 and the loss of sales due to an ice storm in February 1994. Additionally, revenues were higher due to increased collections of Grand Gulf 1-related costs and increased recovery of fuel-related costs, which do not affect net income.

Expenses

     Fuel and fuel-related expenses increased in the first quarter of 1994 primarily due to higher energy sales. Purchased power increased in the first quarter of 1994 as a result of changes in generation availability and requirements among the System operating companies and lower nuclear generation as a result of ANO 2's refueling outage in mid-March 1994.

     The amortization of rate deferrals increased due to increased collection of previously deferred Grand Gulf 1-related costs pursuant to the step-up provisions of AP&L's rate phase-in plan.

     Nuclear refueling outage expenses decreased in the first quarter of 1994 due primarily to a reduction in AP&L's monthly nuclear refueling outage accrual resulting from revisions in estimated outage expenses. The lower monthly accrual began in the fourth quarter of 1993.

     Total income taxes decreased in the first quarter of 1994 due primarily to the cumulative effect of the change in accounting principle for unbilled revenues and the effect of implementation of SFAS 109 in the first quarter of 1993.


GSU

Net Income

     Net income decreased in the first quarter of 1994 due primarily to the one-time recording in the first quarter of 1993 of the cumulative effect of the change in accounting principle for unbilled revenues. Excluding the effect of the change in accounting principle, net income decreased $4.0 million. This decrease is due primarily to a $6.0 million net of tax refund provision made in March 1994 (see Note 2), and increased operations expense, partially offset by increased energy sales.

     Significant factors affecting the results of operations and causing variances between the first quarter of 1994 and 1993 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

     See GSU's "Selected Operating Results" for information on operating revenues by source and KWH sales.

     Operating revenues increased in the first quarter of 1994 due primarily to increased retail energy sales resulting from colder than normal winter weather and from non-weather related growth, and increased sales for resale as a result of GSU's participation in the System power pool.

Expenses

     Purchased power increased in the first quarter of 1994 due to participation in joint dispatching through the System power pool resulting from increased energy sales as discussed above.

     Operation expense increased due to one-time costs associated with safety and performance improvements at River Bend.


LP&L

Net Income

     Net income increased in the first quarter of 1994. Excluding the effect of implementing SFAS 109 in the first quarter of 1993, net income increased by $5.6 million. This increase is due primarily to increased operating revenues partially offset by increased other operation and maintenance expenses.

     Significant factors affecting the results of operations and causing variances between the first quarter of 1994 and 1993 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

     See LP&L's "Selected Operating Results" for information on operating revenues by source and KWH sales.

     Electric operating revenues increased in the first quarter of 1994 due primarily to increased fuel adjustment revenues, which do not affect net income, to increased retail energy sales resulting from colder than normal winter weather in 1994 and from non-weather related growth.

Expenses

     Purchased power increased in the first quarter of 1994 due primarily to increased power purchased from nonassociated utilities resulting from a scheduled refueling outage at Waterford 3 during the first quarter of 1994, and also due to increased retail energy sales as discussed above.


MP&L

Net Income

     Net income decreased in the first quarter of 1994 due primarily to the one-time recording in the first quarter of 1993 of the cumulative effect of the change in accounting principle for unbilled revenues and the effect of implementing SFAS 109. Excluding the effects of the change in accounting principle and implementing SFAS 109, net income decreased by $5.6 million. This decrease is due primarily to a decrease in accrued unbilled revenues and increased operation and maintenance expenses, partially offset by an increase in operating revenues.

     Significant factors affecting the results of operations and causing variances between the first quarter of 1994 and 1993 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

     See MP&L's "Selected Operating Results" for information on operating revenues by source and KWH sales.

     Electric operating revenues increased in the first quarter of 1994 due to increased retail energy sales resulting from colder than normal winter weather in 1994 and from non-weather related growth, and increased sales for resale to associated and nonassociated companies. These increases were partially offset by a decrease in unbilled revenues.

Expenses

     Fuel for electric generation and fuel-related expenses increased in the first quarter of 1994 due primarily to an increase in generation requirements resulting primarily from increased energy sales as discussed in "Revenues and Sales" above.

     Purchased power expense decreased in the first quarter of 1994 due primarily to changes in generation availability and requirements among the System operating companies.

     The amortization of rate deferrals increased in the first three months of 1994 reflecting the fact that MP&L, based on the Revised Plan, collected more Grand Gulf 1-related costs from its customers in the first quarter of 1994 than it recovered in the same period in 1993.


NOPSI

Net Income

     Net income decreased in the first quarter of 1994 due primarily to the one-time recording in the first quarter of 1993 of the cumulative effect of the change in accounting principle for unbilled revenues offset by the effect of implementing SFAS
109. Excluding the effects of the change in accounting principle and implementing SFAS 109, net income decreased $1.9 million. This decrease is due primarily to the recording of a reserve for revenue reduction as a result of a review of NOPSI's return on equity in accordance with the 1991 NOPSI Settlement and a 1992 gas rate settlement (see Note 2).

     Significant factors affecting the results of operations and causing variances between the first quarter of 1994 and 1993 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

     See NOPSI's "Selected Operating Results" for information on operating revenues by source and KWH sales.

     Operating revenues decreased in the first quarter of 1994 due to the recording of a reserve for revenue reduction of $14.3 million as discussed above. This decrease was partially offset by increased retail energy sales resulting from colder than normal winter weather in 1994 and from non-weather related growth, increased fuel adjustment revenues, and accrued unbilled revenues.

Expenses

     Fuel and fuel-related expenses and gas purchased for resale increased in the first quarter of 1994 due primarily to an increase in the amount of gas purchased for resale and an increase in deferred gas costs due to higher gas sales.

     The increase in amortization of rate deferrals in the first quarter of 1994 is primarily a result of the collection of larger amounts of previously deferred costs under the 1991 NOPSI
Settlement.


SYSTEM ENERGY

Net Income

     Net income decreased in the first quarter of 1994 due primarily to a lower rate of return on equity (reduced from 13% to 11%) in System Energy's formula wholesale rates as a result of an August 1993 settlement of a rate proceeding with FERC. This decrease in revenue was partially offset by a reduction in interest expense due to the refinancing of high-cost debt.

     Significant factors affecting the results of operations and causing variances between the first quarter of 1994 and 1993 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues

     Operating revenues recover operating expenses, depreciation and capital costs attributable to Grand Gulf 1. The capital costs are computed by allowing a return on System Energy's common equity funds allocable to its investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf 1.

     Operating revenues decreased in the first quarter of 1994 due primarily to the reduction in System Energy's rate of return on equity as discussed above, a lower return on System Energy's decreasing investment in Grand Gulf 1 (caused by depreciation of the unit), and a decrease in operating expenses.

Expenses

     Interest expense decreased in the first quarter of 1994 due primarily to the refinancing of high-cost long-term debt.


              SIGNIFICANT FACTORS AND KNOWN TRENDS


Entergy Corporation and GSU

Entergy Corporation-GSU Merger

     On December 31, 1993, Entergy completed the Merger and became one of the nation's largest electric utilities. With GSU as its fifth retail operating company, Entergy gains size, expanded market area, economies of scale, an additional nuclear unit (River Bend), and a more price-competitive fuel mix. As a result of the Merger, Entergy estimates $850 million in fuel cost savings and $670 million in operation and maintenance expense savings over the next decade. It is possible that common shareholders may experience some dilution in earnings in the short term as a result of the Merger. However, Entergy Corporation believes that the Merger will be beneficial to common shareholders over the longer term, both in terms of the strategic benefits and the economies and efficiencies expected to be produced. For further information, see pages 103-104 and 180 of the Form 10-K and "Litigation and Regulatory Proceedings" below.

Entergy Corporation, AP&L, GSU, LP&L, MP&L, and NOPSI

Competition

     Entergy welcomes competition in the electric energy business and believes that a more competitive environment should benefit our shareholders, customers, and employees. However, competition presents Entergy with many challenges. The following have been identified by Entergy as its major competitive challenges.

Retail and Wholesale Rate Issues

     Increasing competition in the utility industry brings an increased need to stabilize or reduce retail rates. The retail regulatory environment is shifting from traditional rate-base regulation to incentive rate regulation. Incentive rate and performance-based plans encourage efficiencies and productivity while permitting utilities to share in the results. Retail wheeling, which requires utilities to "wheel" or move power from third parties to their own retail customers, is evolving. As a result, the retail market is expected to become more competitive. In the wholesale rate area, FERC approved in 1992, with certain modifications, the proposal of AP&L, LP&L, MP&L, NOPSI, and Entergy Power to sell wholesale power at market-based rates and to provide to electric utilities "open access" to the System's transmission system (subject to certain requirements). GSU was later added to this filing. Various intervenors in the proceeding filed petitions for review with the United States Court of Appeals for the District of Columbia Circuit. FERC's order, once it takes effect, will increase marketing opportunities for the System, but will also expose the System to the risk of loss of load or reduced revenues due to competition with alternative suppliers.

     In connection with the Merger, AP&L agreed with its retail regulator not to request any general retail rate increases that would take effect before November 1998, with certain exceptions. For further information, see pages 82-83 and 125-126 of the Form 10-K.

     On March 31, 1994, North Little Rock, Arkansas, awarded AP&L a wholesale electric contract which will provide estimated revenues of $347 million over 11 years. Under the contract, the price per KWH was reduced 18%, retroactive to March 1, 1994, with increases in price through the year 2004. AP&L, which has been serving North Little Rock for over 40 years, was awarded the contract after intense bidding with three competitors. On April 29, 1994, one of AP&L's competitors filed a motion with FERC to intervene in the approval process for the contract. See Part II,
Item 5. "Other Information" for additional information.

     In connection with the merger, GSU agreed with the LPSC and PUCT to a five-year Rate Cap on retail electric rates, and to pass through to retail customers the fuel savings and a certain percentage of the nonfuel savings created by the Merger. GSU's base rates will be reviewed by the LPSC during the first post-Merger earnings analysis, scheduled for mid-1994, for reasonableness of its return on equity. The PUCT will also review GSU's base rates in accordance with its Merger approval plan in mid-1994. For further information, see pages 82-83 and 163-164 of the Form 10-K. See Note 2 for information on recent filings by certain Texas cities seeking a reduction in GSU's rates.
     Cogeneration projects developed or considered by certain of GSU's industrial customers over the last several years have resulted in GSU developing and securing approval of rates lower than the rates previously approved by the PUCT and LPSC for such industrial customers. Such rates are designed to retain such customers, and to compete for and develop new loads, and do not presently recover GSU's full cost of service. The pricing agreements at non-full cost of service based rates fully recover all related costs but provide only a minimal return. Substantially all of such pricing agreements expire no later than 1997. During the first quarter of 1994, KWH sales to industrial customers at less than full cost of service, which make up approximately 30% of the total industrial class, increased 24%. Sales to the remaining industrial customers decreased 2%.

     LP&L's five year rate freeze expired in March 1994. At the same time, approximately $46 million of rate relief that was included in LP&L's retail rates also expired. The LPSC is scheduled to begin a review of LP&L's rates and rate structure in May 1994, which may result in a further decrease in rates. See
Note 2 for additional information.

     In February 1994, the MPSC conducted a general review of MP&L's current rates and in March 1994, the MPSC issued a final order adopting a formula rate plan for MP&L that will allow for periodic small adjustments in rates based on a comparison of earned to benchmark returns and upon certain performance factors. The order also adopted previously agreed-upon stipulations of a required return on equity of 11% and certain accounting adjustments that result in a 4.3% ($28.1 million) reduction in MP&L's June 30, 1993, test-year operating revenues. Pursuant to the MPSC's order, on March 18, 1994, MP&L filed rates designed to provide for this reduction in operating revenues for the test year. These rates are effective for service rendered on or after March 25, 1994. See pages 83-84 and 235-236 of the Form 10-K for further information.

     In connection with the Merger, MP&L agreed with its retail regulator not to request any general retail rate increases that would take effect before November 1998, with certain exceptions. For further information, see pages 82-83 and 236 of the Form 10-K, and Part II, Item 1. "Legal Proceedings."

     In connection with the Merger, NOPSI agreed with the Council to reduce its annual electric base rates by $4.8 million effective for bills rendered on or after November 1, 1993. NOPSI is currently operating under electric and gas base rate freezes through October 31, 1996. For further information, see pages 82-83 and 266-268 of the Form 10-K.

     See pages 27 and 266-268 of the Form 10-K for information regarding the 1991 NOPSI Settlement and a 1992 gas rate settlement. Under the terms of the 1991 NOPSI Settlement and a 1992 gas rate settlement, NOPSI agreed that during the period October 1, 1992 through October 31, 1996, the Council will have the right to investigate the appropriateness of NOPSI's rates if NOPSI's return on equity on its operations (calculated in accordance with the applicable provisions of the 1991 NOPSI Settlement and a 1992 gas rate settlement) for twelve month periods subsequent to September 30, 1992, were to exceed 13.76%, and after rate hearing(s), to impose a credit on NOPSI's customers' bills over the ensuing twelve month period in an amount that would have allowed NOPSI, during the relevant test year, to earn a return on equity incident to its operations of no less than 12.76%.

     A review by the Council's advisors of NOPSI's return on equity for the twelve month period ended September 30, 1993, indicates that NOPSI may be required to credit $21.5 million to its customers. In early May 1994, NOPSI determined it was likely that a credit to customers would be required, however, NOPSI estimates that the actual amount of the revenue reduction will be approximately $14.3 million. In the first quarter of 1994, NOPSI recorded a reserve for this revenue reduction which reduced net income by $8.8 million (net of taxes). The Council is expected to order a hearing in the second quarter of 1994 to render a final decision on the actual amount, method, and timing of the credit. NOPSI's future earnings may also be limited by the 1991 NOPSI Settlement and a 1992 gas rate settlement, as discussed above, which may not allow NOPSI to earn a return on equity in excess of 13.76%.

     In light of the rate issues discussed above, Entergy is aggressively reducing costs to avoid potential earnings erosions that might result as well as to successfully compete by becoming a low-cost producer. To help minimize future costs, Entergy remains committed to least cost planning. In December 1992, AP&L, LP&L, MP&L, and NOPSI each filed a Least Cost Integrated Resource Plan (Least Cost Plan) with their respective retail
regulators.   GSU is currently working with the PUCT regarding
integrated resource planning. Integrated resource or least cost planning includes demand-side measures such as customer energy conservation and supply-side measures such as more efficient power plants. These measures are designed to delay the building of new power plants for the next 20 years. The System operating companies plan to periodically file revised Least Cost Plans.
See pages 8-9, 19, 23-24, 25 and 26-27 of the Form 10-K, and Part II, Item 1. "Legal Proceedings" for further information.


                  The Energy Policy Act of 1992

     The Energy Policy Act of 1992 (Energy Act) is changing the business of transmitting and distributing electricity. The Energy Act encourages competition and affords utilities the opportunities, and the risks, associated with an open and more competitive market environment. The Energy Act increases competition in the wholesale energy market through the creation of exempt wholesale generators (EWGs). Entergy is competing in this market through its independent power subsidiary, Entergy Power Development Corporation. The Energy Act also gives FERC the authority to order investor-owned utilities to provide transmission access to or for other utilities, including EWGs. In addition, the Energy Act allows utilities to own and operate foreign generation, transmission, and distribution facilities. See "Nonregulated Investments" below for further information.

Entergy Corporation and GSU

Litigation and Regulatory Proceedings

     See Note 1 and Part II, Item 1. "Legal Proceedings," for information on litigation with Cajun concerning Cajun's ownership interest in River Bend and the possible material adverse effects on GSU's financial condition in the event that GSU is ultimately unsuccessful in this litigation, including a possible filing under the bankruptcy laws.

     See Note 2 for information on the possibility of material adverse effects on GSU's financial condition and results of operations as a result of substantial write-offs and/or refunds in connection with outstanding appeals and remands regarding approximately $1.4 billion of abeyed company-wide River Bend plant costs and approximately $187 million of Texas retail jurisdiction deferred River Bend operating and carrying costs.

System Energy

     See Note 2 for information with respect to possible write-offs and refunds by System Energy which may result from a decision issued by FERC.

Entergy Corporation

Nonregulated Investments

     Entergy Corporation continues to seek new opportunities to expand its electric energy business, including expansion into related nonutility businesses. These opportunities include new domestic ventures such as Entergy Systems and Service, Inc. (Entergy SASI), the region's only full-service provider of energy-efficient lighting and related services, previously established ventures in Argentina, and planned investments in Asia, Central America and South America. Entergy Corporation expects to invest approximately $150 million per year in nonregulated business opportunities. Additional shareholder and/or regulatory approvals may be required for such acquisitions to take place.

     In the first quarter of 1994, Entergy Corporation's nonregulated investments reduced consolidated net income by approximately $6.9 million. In the near term, these investments are not likely to have a positive effect on earnings; but management believes that these investments could contribute to future earnings growth. See Part II, Item 1. "Legal Proceedings," for information on a petition filed with the SEC by the APSC, the Council, and the MPSC alleging that Entergy Corporation has failed to comply with the terms of a 1992 settlement agreement relating to certain non-regulated investments and Item 5. "Other Information" with respect to a new Entergy Corporation subsidiary that is seeking exempt wholesale generation status.

Entergy Corporation and AP&L

ANO Matters

     See pages 30, 77, and 123 of the Form 10-K for information on leaks in certain steam generator tubes at ANO 2 that were discovered and repaired during an outage in March 1992. During a refueling outage in September 1992, a comprehensive inspection of all steam generator tubing was conducted and necessary repairs were made. During a mid-cycle outage in May 1993, a scheduled special inspection of certain steam generator tubing was conducted by Entergy Operations and additional repairs were made. Entergy Operations operated ANO 2 with no further steam generator inspections until the refueling outage which was completed on April 23, 1994. Inspections during the outage revealed additional cracks, however most were smaller than those seen in earlier inspections except for one relatively large crack.
Based upon results of these inspections and an inconclusive pressure test, Entergy Operations plans to inspect the steam generator tubes during a mid-cycle outage tentatively scheduled for January 1995. The operations and power output of the unit have not been materially adversely affected.

GSU

Deregulated Portion of River Bend

     As of March 31, 1994, GSU had not recovered a significant amount of its investment in, or received any return associated with, the portion of River Bend included in the deregulated asset plan in Louisiana and the portion of River Bend placed in abeyance as part of the Texas rate order which went into effect in July 1988. See pages 157 and 165 of the Form 10-K for further information. Future earnings will continue to be limited as long as the limited recovery of the investment and lack of return continues.

     For the three months ended March 31, 1994, GSU recorded revenues resulting from the sale of electricity from the deregulated asset plan of approximately $8.9 million. Operations and maintenance expenses, including fuel, were approximately $10.6 million, and depreciation expense associated with the deregulated asset plan investment was approximately $4.1 million for the three months ended March 31, 1994. For the first quarter of 1994, GSU recorded nonfuel revenue of $8.0 million (included in the $8.9 million of total deregulated asset plan revenue discussed above) which, absent the deregulated asset plan, would not have been realized. The operations and maintenance expenses and depreciation expense allocated to the deregulated asset plan as detailed above would have been incurred at River Bend with or without the deregulated asset plan. The future impact of the deregulated asset plan on GSU's results of operations and financial position will depend on River Bend's future operating costs, the unit's efficiency and availability, and the future market for energy over the remaining life of the unit. Based on current estimates of the factors discussed above, GSU anticipates that future revenues from the deregulated asset plan will fully recover all related costs.

              ENTERGY CORPORATION AND SUBSIDIARIES
                   PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Least Cost Planning

AP&L, GSU, LP&L, MP&L, and NOPSI

     As discussed on pages 8-9, 19, 23, 25-27, 76, 122, 197, 232, and 264 of the Form 10-K, AP&L, LP&L, MP&L, and NOPSI have filed a Least Cost Plan with their respective retail regulators, and GSU is currently working with the PUCT regarding integrated resource planning.

     Several of the APSC public forum meetings were delayed into 1994. The public forum series is now expected to be completed in May 1994.

     On March 30, 1994, the LPSC extended the current overall discovery, hearing and briefing schedule to provide that such schedule will conclude with the report of the LPSC special counsel on September 16, 1994 rather than on June 14, 1994. The LPSC could render a decision on the basis of this report.

     On April 7, 1994, the Council issued its resolution with regard to the final phase (Phase III) of the Least Cost Plans initially filed by LP&L and NOPSI with the Council in December 1992. The Council stated that it believes the Least Cost Plans will result in benefits to the community and that the framework followed in the plans is consistent with that contemplated in an ordinance adopted by the Council in 1991 mandating implementation of least cost planning. The Council rejected the 20-year Least Cost Plan of LP&L and NOPSI because it was filed before the Merger and directed the next Least Cost Plan filing (scheduled for December 1994) to include the effects of the Merger. (LP&L and NOPSI believe the Merger will have little, if any, impact on the Least Cost Plan.) Further, the resolution directed LP&L and NOPSI to correct in the next Least Cost Plan filing what the Council regarded as deficiencies, and to address certain issues with regard to certain load-building and supply-side matters.
The Council also approved, with certain refinements, LP&L's and NOPSI's demand-side implementation plans. The Council also recognized, but did not rule upon, the separate settlement among Entergy and a contractors' association of certain competition issues raised by contractors, approved the concept of (1) a rider mechanism for recovery of lost contributions and incentives and
(2) the commencement of such recovery on January 1, 1996, and directed the opening of a separate docket "to consider alternative industrial rates."

     LP&L and NOPSI plan to make, in early or mid-May, a CCLM filing in the new docket established by the Council to address the Entergy-proposed pilot CCLM and Council authorization of a fiber optics/coaxial cable network.

System Agreement

Entergy Corporation, AP&L, LP&L, MP&L, and NOPSI

     a) As discussed on page 17 of the Form 10-K, on August 20, 1990, the City filed a complaint against Entergy Corporation, AP&L, LP&L, MP&L, NOPSI, and System Energy requesting that FERC investigate AP&L's transfer of generating capacity to Entergy Power and the effect of the transfer on AP&L, LP&L, MP&L, and NOPSI and their ratepayers. On December 15, 1993, FERC issued an opinion declining to address the issue of whether the transfer was prudent until a future time when replacement capacity has been added or planned and finding that, until such time, billings under the System Agreement as affected by the transfer are reasonable. The Entergy parties and the City each filed a request for rehearing of this order, which was denied by FERC on February 28, 1994. The Entergy parties and the City each filed an appeal of the FERC's orders with the D. C. Circuit.

     b) In the December 15, 1993 order approving the Merger, the FERC also initiated a new proceeding to consider whether the System Agreement permits certain out-of-service generating units to be included in reserve equalization calculations under Service Schedule MSS-1 of that agreement. FERC established March 8, 1994 as the refund effective date.

     On February 16, 1994, Entergy Corporation filed an Offer of Settlement to amend the System Agreement prospectively to make it explicit that certain out-of-service generating units may be included in reserve equalization calculations under Service Schedule MSS-1. The LPSC and MPSC contested certain provisions in the proposal, and also argued that LP&L and MP&L were entitled to refunds for MSS-1 payments made in the past. Subsequently, the LPSC and MPSC submitted testimony based on estimates, seeking refunds estimated at $22.6 million and $13.2 million, respectively.

     On March 14, 1994, Entergy Corporation submitted a motion to the presiding ALJ seeking to limit the scope of the proceeding to prospective issues and to exclude the issue of past refunds. On March 31, 1994, the ALJ limited the scope of the hearing to exclude any claims for retroactive refunds. Thereafter, it was agreed by the parties that the procedural schedule in the case would be stayed until at least May 10, 1994. The LPSC and MPSC stated that they would file complaints with FERC asserting their claims for retroactive refunds, and Entergy Corporation agreed to answer those complaints within three weeks.

     On April 5, 1994, the LPSC, Mississippi Attorney General
(MAG), and MPSC filed a complaint with FERC claiming that Entergy's past reserve equalization charges under System Agreement Schedule MSS-1 violated the System Agreement, sought refunds and requested FERC to hold a hearing to consider this claim. They also asked FERC to expedite its consideration of their complaints and to consolidate any hearings it deems appropriate with these proceedings. Responses by Entergy Corporation and other parties were filed on April 26, 1994. No date has been set for a FERC determination as to whether to set the LPSC, MAG and MPSC complaint for hearing. FERC estimates that it will not be able to render a decision finally concluding all of the issues in these proceedings until November 30, 1995. The amounts potentially subject to refund will continue to accrue at least until FERC issues a final order in the proceedings.

     Entergy's position is that its MSS-1 charges have been, and will continue to be, in compliance with the System Agreement. Therefore, it is Entergy's position that no refunds are warranted. However, if refunds are ordered for one or more System operating companies on the grounds that their MSS-1 payments were too high, it has not yet been determined whether the revenues for such refunds could or would be obtained through corresponding revised charges to the System operating companies whose MSS-1 charges were too low. Any such revised charges would be subject to FERC approval.

Nonregulated Investments

Entergy Corporation

     In April 1994, the APSC, the Council, and the MPSC filed a petition with the SEC alleging that Entergy Corporation has failed to comply with the terms of a 1992 settlement agreement with such parties executed in conjunction with the resolution of various matters pending before the SEC. Specifically, the petitioners contend that Entergy Corporation has failed to provide them with financial statements and other documentation relating to its non-regulated businesses, to submit to an audit of all transactions among Entergy Corporation, its regulated utilities and its non-regulated businesses, and to use its best efforts to obtain SEC approval of specified pricing methods for certain transactions between its regulated and non-regulated businesses. The petitioners assert that, because the SEC's orders approving Entergy Corporation's investments in Entergy SASI and in certain generating and distribution facilities in Argentina (see pages 3-4 of the Form 10-K) were issued in reliance on Entergy Corporation's undertakings in the settlement agreement, the SEC should order Entergy Corporation to comply with the agreement or, alternatively, withdraw its prior approvals of these investments until Entergy Corporation so complies. On May 3, 1994, Entergy Corporation filed with the SEC a response to the petition asserting that it has substantially complied, and is in the process of complying, with the 1992 settlement agreement and requesting the SEC to dismiss the petition. The matter is pending.

Merger Related Proceedings

Entergy Corporation and GSU

     a) As discussed on pages 42 and 43 of the Form 10-K, purported class action complaints were filed against GSU and its directors relating to the then proposed merger with Entergy Corporation. GSU executed a Memorandum of Understanding with the counsel for the plaintiffs in these suits agreeing in principle to settle such actions subject to execution of an appropriate stipulation of settlement, approval by the court, and certain other conditions. On March 9, 1994, GSU executed a Stipulation of Settlement Agreement agreeing to settle such actions. The Stipulation was approved by the court on March 23, 1994. The Settlement is subject to certain conditions and entry of a final order by the court after notice and hearing presently scheduled for May 31, 1994.

     b) As discussed on pages 19, 83, and 163 of the Form 10-K, the settlement agreement that led to the 1993 approval of the Merger by the PUCT required that GSU file a cost-of-service study for informational purposes with the PUCT as soon as possible following closing. GSU is preparing to make that filing in June 1994. The settlement agreement also provided that if an action to reduce GSU's rates were initiated between December 31, 1993 and the time GSU files its first post-closing rate case (as provided in the settlement agreement), the effect of any order actually reducing rates would relate back to the date the action was filed. Pursuant to that provision, the Texas Office of Public Utility Counsel and certain cities served by GSU have instituted actions at the PUCT and at the city level to investigate further the reasonableness of GSU's rates. The PUCT proceeding has been abated pending resolution of the proceedings before the cities. The current schedule for the cases before the cities contemplates final city action on or about August 18, 1994. GSU intends to vigorously oppose any reduction of its rates in these cases.

     c) As discussed on page 38 of the Form 10-K, on December 28, 1993, Houston Industries Incorporated and Houston Lighting & Power Company filed a petition for reconsideration of the SEC order approving the Merger. By order dated April 28, 1994, the SEC denied the petition, stating that the petition raises no legal or factual issues that would alter the conclusions reached in the order approving the Merger.

     As also discussed on page 38 of the Form 10-K, 14 parties requested rehearing of certain aspects of FERC's December 1993 order approving the Merger. On May 11, 1994, FERC reaffirmed its approval of the Merger, denied, for the most part, the requests for rehearing, and confirmed its findings that the Merger would result in significant benefits. FERC's orders on the Merger may be subject to appeal to the courts.

     d) As discussed on page 38 of the Form 10-K, appeals seeking to set aside the LPSC order related to the Merger were filed in the 19th Judicial District Court for the Parish of East Baton Rouge, Louisiana, by Houston Lighting & Power Company on August 13, 1993, and by the Alliance for Affordable Energy, Inc. on August 20, 1993. On February 9, 1994, Houston Lighting & Power Company filed a motion voluntarily dismissing its appeal, which motion was granted on February 27, 1994.

NRC Fines

Entergy Corporation and GSU

     a) The NRC staff informed Entergy Operations on April 11, 1994 that it proposes to fine GSU $100,000 for apparent fire-protection program violations at River Bend. During a 1993 reassessment of the plant's ability to safely shut down the facility in the event of a fire, GSU found five fire-protection deficiencies that were reported to the NRC. The NRC acknowledged that operator action in most cases could have overcome the fire protection deficiencies and shut down the reactor, and that the probability of these accidents was low. The NRC further recognized that each of the deficiencies was promptly resolved, bringing the program into compliance.

     b) On April 20, 1994, the NRC fined Entergy Operations $112,500 for security violations at River Bend. The fine was based on security violations identified as a result of inspections conducted by the NRC between April 1992 and August 1993. The NRC acknowledged that Entergy Operations had taken remedial steps and plans other corrective measures to prevent similar violations in the future. Entergy Operations does not plan to contest the fine.

Cajun

Entergy Corporation and GSU

     a) As discussed on pages 40-42, 94-95, and 172-173 of the Form 10-K, Cajun filed a civil action against GSU in the U. S. District Court, Middle District of Louisiana, which suit began on April 12, 1994 and is continuing. Cajun alleges fraud and error by GSU, breach of its fiduciary duties owed to Cajun, and/or GSU's repudiation, renunciation, abandonment or dissolution of its core obligations under the operating agreement for the unit, as well as the lack or failure of cause and/or consideration for Cajun's performance under the operating agreement. The suit seeks to recover Cajun's alleged $1.6 billion investment in the unit as damages, plus attorneys' fees, interest, and costs. GSU believes the suits are without merit and is contesting them vigorously. No assurance can be given as to the outcome of this litigation. If GSU were ultimately unsuccessful in this litigation and were required to make substantial payments, GSU would probably be unable to make such payments and would probably have to seek relief from its creditors under the Bankruptcy Code.

     b) As discussed on page 31 of the Form 10-K, GSU filed two applications with the NRC to amend the River Bend operating license, and these amendments were issued in December 1993. On February 16, 1994, Cajun filed with the D. C. Circuit petitions for review of the two license amendments issued by the NRC. On March 14, 1994, Entergy Corporation, Entergy Operations, and GSU filed motions to intervene in the D.C. Circuit proceedings. On March 21, 1994, Cajun indicated that it will contend that the NRC erred by deciding that evidentiary hearings were not warranted on antitrust issues, on various issues concerning the Atomic Energy Act, and on certain ongoing litigation between Cajun and GSU regarding River Bend. Cajun will also argue that the NRC erred in failing to find adverse effects on certain alleged Cajun contract rights.

NISCO

Entergy Corporation and GSU

     In 1988, GSU entered into a joint venture with Conoco, Inc., Citgo Petroleum Corporation, and Vista Chemical Company (Industrial Participants) whereby GSU's Nelson Units 1 and 2 were sold to a partnership (NISCO) consisting of the Industrial Participants and GSU. The sale of the units by GSU to NISCO was for an amount in excess of the units' depreciated cost. The Industrial Participants are supplying the fuel for the units, while GSU operates the units at the discretion of the Industrial Participants and purchases the electricity produced by the units.

     In February 1990, the LPSC disallowed the pass-through to ratepayers for the portion of GSU's cost to purchase power from NISCO, representing the excess of NISCO's purchase price of the units over GSU's depreciated cost of the units. GSU appealed the 1990 order. In March 1994, the Louisiana Supreme Court ruled in favor of the LPSC, and GSU recorded a estimated refund provision of approximately $10.1 million, before related income taxes of $4.1 million.

GSU Asbestos Suits

Entergy Corporation and GSU

     As discussed on pages 39-40 of the Form 10-K, in October 1989, an amended lawsuit petition was filed on behalf of 985 plaintiffs in the District Court of Jefferson County, Texas, 60th Judicial District in Beaumont, Texas, naming 55 defendants including GSU. In February 1990, another amended lawsuit petition was filed in a different state District Court in Jefferson County, Texas, on behalf of over 200 plaintiffs (subsequently amended to include a total of 674) naming 127 defendants including GSU. Possibly 300 to 400 or more of the plaintiffs in Texas may have worked at GSU's premises. At least nine other individual suits have been filed in Beaumont against GSU and others, seeking damages for alleged asbestos exposure. All of the plaintiffs in such suits are also suing GSU and all other defendants on a conspiracy count. Two similar suits have also been filed in Texas on behalf of approximately 220 plaintiffs. There are 39 asbestos-related law suits filed in the 14th Judicial District Court of Calcasieu Parish in Lake Charles, Louisiana, on behalf of an aggregate of 91 plaintiffs naming from 16 to 24 defendants including GSU, and GSU is aware of as many as 61 additional cases that may be filed. The suits allege that each plaintiff contracted an asbestos-related disease from exposure to asbestos insulation products on the premises of such defendants. Management believes that GSU has meritorious defenses, but there can be no assurance as to the outcome of these cases or that additional claims may not be asserted. In asbestos-related suits against the manufacturers, very substantial recoveries have been achieved by large groups of claimants. GSU does not presently believe that the ultimate resolution of these cases will materially adversely affect its financial position or results of operations.

LPSC Investigation

Entergy Corporation and LP&L

     As discussed on pages 75, 84, and 199 of the Form 10-K the LPSC is currently scheduled to begin to review LP&L's rates and rate structure in May 1994.

February 1994 Ice Storm

Entergy Corporation and MP&L

     As discussed on pages 104 and 245 of the Form 10-K and Note 2, a February 1994 ice storm left more than 80,000 customers without electric power in MP&L's service area. Current estimates of repair costs are $70.8 million, of which $57.5 million is expected to be capitalized as plant related costs. The remaining balance has been recorded by MP&L as a deferred debit. On April 15, 1994, MP&L filed a Notice of Intent to Change Rates with the MPSC under which MP&L proposed to recover certain expenditures associated with the ice storm. MP&L proposes to recover its ice storm costs through a rider schedule ("Storm Damage Rider").

     Under the proposed Storm Damage Rider, the initial rate adjustment would occur on August 15, 1994, and would recover ice storm costs incurred by MP&L through May 31, 1994. On or before February 15, 1995, revised rate adjustments reflecting the total ice storm costs would be submitted to the MPSC for review and verification. The revised rate adjustments are proposed to become effective March 15, 1995, and remain in effect until August 15, 1999, at which time MP&L would file revised base rates reflecting the annual revenue requirement associated with the then remaining capital related costs.

     The MPSC is expected to hold a hearing on the filing and could order a method or level of recovery of ice storm costs different from that proposed by MP&L.

     The Ice Storm Rider is proposed to operate independently and separately from MP&L's formulary incentive rate plan. See pages
25-26, 83-84, and 235-236 of the Form 10-K for additional information.

Livingston Parish Hazardous Waste Suits

GSU and LP&L

     As discussed on pages 39 and 43 of the Form 10-K, various suits have been filed concerning a hazardous waste disposal site in Livingston Parish, Louisiana. At an April 28, 1994 status conference, the United States District Court for the Middle District of Louisiana (Federal District Court) judge stated that he intended to adopt the Federal magistrate's recommendation that the class action not be remanded to the Livingston Parish, Louisiana District Court (State District Court). Further, the judge will review, among other matters, the State District Court class certification to determine whether such certification should be maintained in Federal District Court. The April 11, 1994 State District Court trial date was not met. The matter is pending.

Decommissioning Costs

Entergy Corporation, AP&L, and LP&L

     As discussed on pages 29 and 134 of the Form 10-K, estimated decommissioning costs are regularly reviewed and updated. In March 1994, AP&L filed with the APSC an interim update of the ANO cost study, which reflected significant increases in costs of low-level radioactive waste disposal. AP&L expects to include the updated costs in the annual decommissioning cost rate rider filing with the APSC during the fourth quarter of 1994. See Note 1 for additional information on updated decommissioning cost estimates.

Reserve for Revenue Reduction

Entergy Corporation and NOPSI

     See pages 27 and 266-268 of the Form 10-K for information regarding the 1991 NOPSI Settlement and a 1992 gas rate settlement. Under the terms of the 1991 NOPSI Settlement and a 1992 gas rate settlement, NOPSI agreed that during the period October 1, 1992 through October 31, 1996, the Council will have the right to investigate the appropriateness of NOPSI's rates if NOPSI's return on equity on its operations (calculated in accordance with the applicable provisions of the 1991 NOPSI Settlement and a 1992 gas rate settlement) for twelve month periods subsequent to September 30, 1992, were to exceed 13.76%, and after rate hearing(s), to impose a credit on NOPSI's customers' bills over the ensuing twelve month period in an amount that would have allowed NOPSI, during the relevant test year, to earn a return on equity incident to its operations of no less than 12.76%.

     A review by the Council's advisors of NOPSI's return on equity for the twelve month period ended September 30, 1993, indicates that NOPSI may be required to credit $21.5 million to its customers. In early May 1994, NOPSI determined it was likely that a credit to customers would be required, however, NOPSI estimates that the actual amount of the revenue reduction will be approximately $14.3 million. In the first quarter of 1994, NOPSI recorded a reserve for this revenue reduction which reduced net income by $8.8 million (net of taxes). The Council is expected to order a hearing in the second quarter of 1994 to render a final decision on the actual amount, method, and timing of the credit.


Item 4.  Submission of Matters to a Vote of Security Holders

Entergy Corporation

The annual meeting of stockholders of Entergy Corporation was held on May 6, 1994. The following matters were voted on and received the specified number of votes for, abstentions, votes withheld (against), and broker non-votes:

1.  Election of Directors:
                                                Votes      Broker
Name of Nominee       Votes For  Abstentions  Withheld    Non-Votes

W. Frank Blount       205,283,455   N/A       1,021,762     N/A
John A. Cooper, Jr.   205,371,312   N/A         933,905     N/A
Lucie J. Fjeldstad    205,274,082   N/A       1,031,135     N/A
Norman C. Francis     205,136,089   N/A       1,169,128     N/A
Kaneaster Hodges, Jr. 205,267,089   N/A       1,038,128     N/A
Robert v. d. Luft     205,251,205   N/A       1,054,012     N/A
Edwin Lupberger       205,155,974   N/A       1,149,243     N/A
Kinnaird R. McKee     205,296,006   N/A       1,009,211     N/A
Paul W. Murrill       205,090,093   N/A       1,215,124     N/A
James R. Nichols      205,371,894   N/A         933,323     N/A
Eugene H. Owen        205,209,580   N/A       1,095,637     N/A
John N. Palmer, Sr.   205,388,740   N/A         916,477     N/A
Robert D. Pugh        205,336,833   N/A         968,384     N/A
H. Duke Shackelford   205,338,305   N/A         966,912     N/A
Wm. Clifford Smith    205,351,721   N/A         953,496     N/A
Bismark A. Steinhagen 205,317,947   N/A         987,270     N/A

2.  Appointment of independent public accountants, Coopers &
Lybrand, for the year 1994: 204,765,999 votes for; 600,386 votes against; 938,832 abstentions; and broker non-votes are not applicable.

AP&L

A consent in lieu of the annual meeting of common stockholders was executed on May 5, 1994, pursuant to an Arkansas statute that permits such a procedure. The consent was signed on behalf of Entergy Corporation, which owns all of the outstanding common stock.

The Board of Directors elected by the common stockholder in and by such consent is as follows:

Michael B. Bemis, Donald C. Hintz, Jerry D. Jackson, Edwin
Lupberger, Jerry L. Maulden, and R. Drake Keith.

GSU

A consent in lieu of the annual meeting of common stockholders was executed on May 5, 1994, pursuant to a Texas statute that permits such a procedure. The consent was signed on behalf of Entergy Corporation, which owns all of the outstanding common stock.

The Board of Directors elected by the common stockholder in and by such consent is as follows:

Michael B. Bemis, Donald C. Hintz, Jerry D. Jackson, Edwin
Lupberger, Jerry L. Maulden, and Frank F. Gallaher.

LP&L

A consent in lieu of the annual meeting of common stockholders was executed on May 5, 1994, pursuant to a Louisiana statute that permits such a procedure. The consent was signed on behalf of Entergy Corporation, which owns all of the outstanding common stock.

The Board of Directors elected by the common stockholder in and by such consent is as follows:

Michael B. Bemis, Donald C. Hintz, Jerry D. Jackson, Edwin
Lupberger, Jerry L. Maulden, and John J. Cordaro.

MP&L

A consent in lieu of the annual meeting of common stockholders was executed on May 5, 1994, pursuant to a Mississippi statute that permits such a procedure. The consent was signed on behalf of Entergy Corporation, which owns all of the outstanding common stock.

The Board of Directors elected by the common stockholder in and by such consent is as follows:

Michael B. Bemis, Donald C. Hintz, Jerry D. Jackson, Edwin
Lupberger, Jerry L. Maulden, and Donald E. Meiners.

NOPSI

A consent in lieu of the annual meeting of common stockholders was executed on May 5, 1994, pursuant to a Louisiana statute that permits such a procedure. The consents were signed on behalf of Entergy Corporation, which owns all of the outstanding common stock.

The Board of Directors elected by the common stockholder in and by such consent is as follows:

Jerry D. Jackson, Edwin Lupberger, Jerry L. Maulden, and John J.
Cordaro.

 System Energy

A consent in lieu of the annual meeting of common stockholders was executed on April 29, 1994, pursuant to an Arkansas statute that permits such a procedure. The consent was signed on behalf of Entergy Corporation, which owns all of the outstanding common stock.

The Board of Directors elected by the common stockholder in and by such consent is as follows:

Donald C. Hintz, Jerry D. Jackson, Edwin Lupberger, and Jerry L.
Maulden.

Item 5.  Other Information

ANO Matters

Entergy Corporation and AP&L

     As discussed on pages 30, 77, and 123 of the Form 10-K leaks in certain steam generator tubes at ANO 2 were discovered and repaired during an outage in March 1992. During a refueling outage in September 1992, a comprehensive inspection of all steam generator tubing was conducted and necessary repairs were made. During a mid-cycle outage in May 1993, a scheduled special inspection of certain steam generator tubing was conducted by Entergy Operations and additional repairs were made. Entergy Operations operated ANO 2 with no further steam generator inspections until the refueling outage that was completed on April 23, 1994. Inspections during the outage revealed numerous cracks, however most were smaller than those seen in earlier inspections except for one relatively large crack. Based upon results of these inspections and an inconclusive pressure test, Entergy Operations plans to inspect the steam generator tubes during a mid-cycle outage tentatively scheduled for January 1995. The operations and power output of the unit have not been materially adversely affected.

Nonregulated Investments

Entergy Corporation

     As discussed on page 3 of the Form 10-K, Entergy continues to consider opportunities to expand its business, including opportunities in overseas power development. On April 28, 1994, Entergy Power Asia Ltd., an Entergy Corporation subsidiary, filed an application with the FERC requesting exempt wholesale generation status under the Public Utility Holding Company Act of 1935 for one existing 1200-megawatt generating plant and four planned generating plants in China.

Wholesale Contract

AP&L

     On March 31, 1994, North Little Rock, Arkansas awarded AP&L a wholesale electric contract which will provide estimated revenues of $347 million to AP&L over its 11-year life. AP&L which has been serving North Little Rock for over 40 years, was awarded the contract after intense bidding with three competitors. The price per KWH was reduced 18%, retroactive to March 1, 1994, with increases in price through the year 2004.

     On April 29, 1994, Power Systems Ltd. (PSL), one of AP&L's competitors, filed a motion with FERC to intervene in the approval process for AP&L's contract with North Little Rock. PSL alleges that the rates in the contract fail to meet FERC's criteria for below-market prices and unlawfully prohibit other power suppliers from participating in the North Little Rock power market. FERC has until June 1, 1994, to decide whether it will hold hearings on the matter or approve the power supply contract.

Common Stock Price Range and Dividends

Entergy Corporation

     The shares of Entergy Corporation's common stock are listed on the New York, Chicago, and Pacific Stock Exchanges. The high and low sales prices of Entergy Corporation's common stock for the first quarter of 1994, as reported by The Wall Street Journal as composite transactions, were $37 3/8 and $31 1/8, respectively, per share.

     For the twelve months ended March 31, 1994, Entergy Corporation paid common stock dividends in an aggregate amount of $1.70 per share. As of March 31, 1994, the consolidated book value of a share of Entergy Corporation's common stock was $28.24 and the last reported sale price of Entergy Corporation's common stock on March 31, 1994, was $31 3/4 per share.

Earnings Ratios

AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy

     The System operating companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to fixed charges and preferred dividends pursuant to
Item 503 of Regulation S-K of the SEC as follows:


                             Twelve Months Ended
                                 December 31,               March 31,
                    1989     1990   1991     1992    1993     1994
     Ratios of
     Earnings to
     Fixed Charges
     (a)

     AP&L           2.31     2.16    2.25     2.28  3.11(h)   2.68
     GSU            1.16      .80(i) 1.56     1.72  1.54      1.54
     LP&L           1.79     2.32    2.40     2.79  3.06      3.16
     MP&L           1.04(e)  2.42    2.36     2.37  3.79(h)   2.84
     NOPSI          1.89     2.73    5.66(g)  2.66  4.68(h)   3.84
     System Energy  -(f)     2.10    1.74     2.04  1.87      1.84

                             Twelve Months Ended
                                 December 31,               March 31,
                    1989     1990    1991     1992   1993     1994
     Ratios of
     Earnings to
     Fixed Charges
     and Preferred
     Dividends
     (a)(b)(c)

     AP&L           1.88     1.81    1.87     1.86  2.54(h)   2.22
     GSU (d)         .66(i)   .59(i) 1.19     1.37  1.21      1.21
     LP&L           1.39     1.87    1.95     2.18  2.39      2.51
     MP&L           1.00(e)  1.93    1.94     1.97  3.08(h)   2.28
     NOPSI          1.62     2.36    4.97(g)  2.36  4.12(h)   3.38

(a) "Earnings," as defined by SEC Regulation S-K, represent the aggregate of (1) net income, (2) taxes based on income, (3) investment tax credit adjustments - net, and (4) fixed charges. "Fixed Charges" include interest (whether expensed or capitalized), related amortization, and interest applicable to rentals charged to operating expenses.

(b) "Preferred Dividends," as defined by SEC Regulation S-K, are computed by dividing the preferred dividend requirement by one hundred percent (100%) minus the effective income tax rate.

(c)  System Energy's Amended and Restated Articles of
     Incorporation do not currently provide for the issuance of preferred stock.

(d) "Preferred Dividends" in the case of GSU also include dividends on preference stock.

(e) Earnings for the twelve months ended December 31, 1989 include the impact of the write-off of $60 million of deferred Grand Gulf 1-related costs pursuant to an agreement between MP&L and the MPSC.

(f) Earnings for the year ended December 31, 1989 were inadequate to cover fixed charges due to System Energy's cancellation and write-off of its investment in Grand Gulf 2 in September 1989. The amount of the coverage deficiency for fixed charges was $745.2 million.

(g) Earnings for the year ended December 31, 1991 include the $90 million effect of the 1991 NOPSI Settlement.

(h) Earnings for the year ended December 31, 1993 include the $81 million, $52 million, and $18 million for AP&L, MP&L, and NOPSI, respectively, related to the change in accounting principle to provide for the accrual of estimated unbilled revenues.

(i) Earnings for the year ended December 31, 1990 for GSU were not adequate to cover fixed charges by $60.6 million. Earnings for the years ended December 31, 1990 and 1989, were not adequate to cover fixed charges and preferred dividends by $165.1 million and $190.8 million, respectively. Earnings in 1990 include a $205 million charge for the settlement of a purchase power dispute.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

 **4(a) - Nineteenth Supplemental Indenture to System Energy's Mortgage and Deed of Trust (filed as Exhibit A-2(g) to Rule 24 Certificate dated May 6, 1994 in File No. 70-7946 and incorporated herein by reference).

**10(a) -  Twenty-ninth Assignment of Availability Agreement,
           Consent and Agreement, dated as of April 1, 1994, among AP&L, LP&L, MP&L, NOPSI, System Energy, and United States Trust Company of New York and Gerard F. Ganey, as Trustees (filed as Exhibit B-2(f) to Rule 24 Certificate dated May 6, 1994 in File No. 70-7946 and incorporated herein by reference).

**10(b) -  Twenty-ninth Supplementary Capital Funds Agreement, dated as of April 1, 1994, among Entergy Corporation, System Energy and United States Trust Company of New York and Gerard F. Ganey, as Trustees (filed as Exhibit B-3 (f) to Rule 24 Certificate dated May 6, 1994 in File No. 70-7946 and incorporated herein by reference).

  23(a) -  Consent of Friday, Eldredge & Clark.

  23(b) -  Consent of Monroe & Lemann (A Professional
           Corporation).

  23(c) -  Consent of Wise Carter Child & Caraway, Professional
           Association.

  23(d) -  Consent of Clark, Thomas & Winters.

  23(e) -  Consent of Sandlin Associates.

  99(a) -  AP&L's Computation of Ratios of Earnings to Fixed
           Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

  99(b) -  GSU's Computation of Ratios of Earnings to Fixed
           Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

  99(c) -  LP&L's Computation of Ratios of Earnings to Fixed
           Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

  99(d) -  MP&L's Computation of Ratios of Earnings to Fixed
           Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

  99(e) -  NOPSI's Computation of Ratios of Earnings to Fixed
           Charges and of Earnings to Fixed Charges and Pre ferred Dividends, as defined.

  99(f) -  System Energy's Computation of Ratios of Earnings to
           Fixed Charges, as defined.

**99(g) -  Annual Reports on Form 10-K of Entergy Corporation,
           AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy for the fiscal year ended December 31, 1993, portions of which are incorporated herein by reference as described elsewhere in this document (filed with the SEC in File Nos. 1-11299, 1-10764, 1-2703, 1-8474, 0-
           320, 0-5807, and 1-9067, respectively).

  99(h) - Earnings statement of AP&L for the twelve month period ended March 31, 1994, made generally available to security holders pursuant to Section 11(a) of the Securities Act of 1933, as amended.

  99(i) - Earnings statement of LP&L for the twelve month period ended March 31, 1994, made generally available to security holders pursuant to Section 11(a) of the Securities Act of 1933, as amended.

  99(j) - Earnings statement of MP&L for the twelve month period ended March 31, 1994, made generally available to security holders pursuant to Section 11(a) of the Securities Act of 1933, as amended.

  99(k) - Earnings statement of NOPSI for the twelve month period ended March 31, 1994, made generally available to security holders pursuant to Section 11(a) of the Securities Act of 1933, as amended.

  99(l) - Earnings statement of System Energy for the twelve month period ended March 31, 1994, made generally available to security holders pursuant to Section 11(a) of the Securities Act of 1933, as amended.


___________________________
 * Reference is made to a duplicate list of exhibits being filed as a part of Form 10-Q for the quarter ended March 31, 1994, which list, prepared in accordance with Item 102 of Regulation S-T of the Securities and Exchange Commission, immediately precedes the exhibits being filed with Form 10-Q for the quarter ended March 31, 1994.

**   Incorporated herein by reference as indicated.
      (b) Reports on Form 8-K

GSU
      A current report on Form 8-K, dated March 31, 1994, was filed with the SEC on April 6, 1994, reporting information under Item 5. "Other Materially Important Events".

Entergy Corporation, AP&L, LP&L, MP&L, NOPSI and System Energy

      A current report on Form 8-K, dated March 16, 1994, was filed with the SEC on March 21, 1994, reporting information under Item 4. "Changes in Registrant's
      Certifying Accountant".

                             EXPERTS


     All statements in Part II of this Quarterly Report on Form 10-Q as to matters of law and legal conclusions, based on the belief or opinion of AP&L, LP&L, MP&L, NOPSI, and System Energy or otherwise, pertaining to the titles to properties, franchises and other operating rights of certain of the registrants filing this Quarterly Report on Form 10-Q, and their subsidiaries, the regulations to which they are subject and any legal proceedings to which they are parties are made on the authority of Friday, Eldredge & Clark, 2000 First Commercial Building, 400 West Capitol, Little Rock, Arkansas, as to AP&L; Monroe & Lemann (A Professional Corporation), 201 St. Charles Avenue, Suite 3300, New Orleans, Louisiana, as to LP&L and NOPSI; and Wise Carter Child & Caraway, Professional Association, Heritage Building, Jackson, Mississippi, as to MP&L and System Energy.

     The statements attributed to Clark, Thomas & Winters, a professional corporation, as to legal conclusions with respect to GSU's rate regulation in Texas in Note 2 to Entergy Corporation and Subsidiaries Consolidated Financial Statements, "Rate and Regulatory Matters," have been reviewed by such firm and are included herein upon the authority of such firm as experts.

     The statements attributed to Sandlin Associates regarding the analysis of River Bend construction costs of GSU in Note 2 to Entergy Corporation and Subsidiaries Consolidated Financial Statements, "Rate and Regulatory Matters," have been reviewed by such firm and are included herein upon the authority of such firm as experts.

                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.


                         ENTERGY CORPORATION
                         ARKANSAS POWER & LIGHT COMPANY
                         GULF STATES UTILITIES COMPANY
                         LOUISIANA POWER & LIGHT COMPANY
                         MISSISSIPPI POWER & LIGHT COMPANY
                         NEW ORLEANS PUBLIC SERVICE INC.
                         SYSTEM ENERGY RESOURCES, INC.



                                        /s/Lee W. Randall
                                           Lee W. Randall
                                         Vice President and
                                     Chief Accounting Officer
                                (For each Registrant and for each as
                                   Principal Accounting Officer)



Date:  May 16, 1994