Form 10-Q
period 1994-06-30
ENTERGY CORP /DE/; ARKANSAS POWER & LIGHT CO; GULF STATES UTILITIES CO; LOUISIANA POWER & LIGHT CO /LA/; MISSISSIPPI POWER & LIGHT CO; NEW ORLEANS PUBLIC SERVICE INC; SYSTEM ENERGY RESOURCES INC
filed 1994-08-09
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1994

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

Yes     X      No

Common Stock Outstanding                    Outstanding at July 31, 1994
Entergy Corporation       ($0.01 par value)         227,376,479

              ENTERGY CORPORATION AND SUBSIDIARIES
             INDEX TO QUARTERLY REPORT ON FORM 10-Q
                          June 30, 1994

                                                         Page
                                                        Number

Definitions                                                1
Financial Statements:
  Entergy Corporation and Subsidiaries:
    Consolidated Balance Sheets                            4
    Statements of Consolidated Income                      6
    Statements of Consolidated Cash Flows                  7
    Selected Operating Results                             9
  Arkansas Power & Light Company:
    Balance Sheets                                        10
    Statements of Income                                  12
    Statements of Cash Flows                              13
    Selected Operating Results                            14
  Gulf States Utilities Company:
    Balance Sheets                                        15
    Statements of Income                                  17
    Statements of Cash Flows                              18
    Selected Operating Results                            19
  Louisiana Power & Light Company:
    Balance Sheets                                        20
    Statements of Income                                  22
    Statements of Cash Flows                              23
    Selected Operating Results                            24
  Mississippi Power & Light Company:
    Balance Sheets                                        25
    Statements of Income                                  27
    Statements of Cash Flows                              28
    Selected Operating Results                            29
  New Orleans Public Service Inc.:
    Balance Sheets                                        30
    Statements of Income                                  32
    Statements of Cash Flows                              33
    Selected Operating Results                            34
  System Energy Resources, Inc.:
    Balance Sheets                                        35
    Statements of Income                                  37
    Statements of Cash Flows                              38
Notes to Financial Statements                             39
Management's Financial Discussion and Analysis            55
Part II:
  Item 1.  Legal Proceedings                              70
  Item 5.  Other Information                              78
  Item 6.  Exhibits and Reports on Form 8-K               81
Experts                                                   83
Signature                                                 84

This combined Form 10-Q is separately filed by Entergy Corporation, Arkansas Power & Light Company, Gulf States Utilities Company, Louisiana Power & Light Company, Mississippi Power & Light Company, New Orleans Public Service Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies. This combined Form 10-Q supplements and updates the Form 10-K, for the calendar year ended December 31, 1993, and the Form 10-Q for the quarter ended March 31, 1994, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

                           DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

ALJ                      Administrative Law Judge
ANO                      Arkansas Nuclear One Steam Electric
                         Generating Station
ANO 2                    Unit No. 2 of ANO
AP&L                     Arkansas Power & Light Company
APSC                     Arkansas Public Service Commission
Availability Agreement   Agreement, dated as of June 21, 1974,
                         as amended, among System Energy and
                         AP&L, LP&L, MP&L, and NOPSI, and the
                         assignments thereof
Capital Funds Agreement  Agreement, dated as of June 21, 1974, as amended, between System Energy and
                         Entergy Corporation, and the assignments
                         thereof
CCLM                     Customer-Controlled Load Management (a
                         DSM activity utilizing residential time-
                         of-use rates)
City of New Orleans
  or City                New Orleans, Louisiana
Council                  Council of the City of New Orleans,
                         Louisiana
D.C. Circuit             United States Court of Appeals for the
                         District of Columbia Circuit
DSM                      Demand-Side Management (Least Cost Plan
                         activities that influence electricity
                         usage by customers)
Entergy Corporation      Entergy Corporation, a Delaware
                         corporation, successor to Entergy
                         Corporation, a Florida Corporation
Entergy Operations       Entergy Operations, Inc., a subsidiary
                         of Entergy Corporation that has
                         operating responsibility for ANO, Grand
                         Gulf 1, River Bend, and Waterford 3
Entergy or System        Entergy Corporation and its various
                         direct and indirect subsidiaries
Entergy Power            Entergy Power, Inc., a subsidiary of
                         Entergy Corporation that markets
                         capacity and energy from certain
                         generating facilities to other parties,
                         principally non-affiliates, for resale
Entergy Services         Entergy Services, Inc.
FERC                     Federal Energy Regulatory Commission
First Quarter Form 10-Q  The combined Quarterly Report on Form
                         10-Q for the quarter ended March 31,
                         1994, of Entergy, AP&L, GSU, LP&L, MP&L,
                         NOPSI, and System Energy
Form 10-K                The combined Annual Report on Form 10-K
                         for the year ended December 31, 1993, of
                         Entergy, AP&L, GSU, LP&L, MP&L, NOPSI,
                         and System Energy
G&R Bonds                General and Refunding Mortgage Bonds
                         issued and issuable by MP&L and NOPSI
Grand Gulf Station       Grand Gulf Steam Electric Generating
                         Station
Grand Gulf 1             Unit No. 1 of the Grand Gulf Station
GSU                      Gulf States Utilities Company
KWH                      Kilowatt-Hour(s)
Least Cost Plan          Least Cost Integrated Resource Plan
                         (combination of demand- and supply-side
                         resources to be used by Entergy to
                         satisfy electricity demand)
LP&L                     Louisiana Power & Light Company
LPSC                     Louisiana Public Service Commission
Merger                   The combination transaction,
                         consummated on December 31, 1993, by
                         which GSU became a subsidiary of Entergy
                         Corporation and Entergy Corporation
                         became a Delaware Corporation
Money Pool               System Money Pool, which allows certain
                         System companies to borrow from, or lend
                         to, certain other System companies
MP&L                     Mississippi Power & Light Company
MPSC                     Mississippi Public Service Commission
1991 NOPSI Settlement    Agreement, retroactive to October 4,
                         1991, among NOPSI, the Council and the
                         Alliance for Affordable Energy, Inc.
                         that settled certain Grand Gulf 1
                         prudence issues and pending litigation
                         related to a resolution adopted by the
                         Council disallowing the recovery by
                         NOPSI of $135 million of previously
                         deferred Grand Gulf 1-related costs
NOPSI                    New Orleans Public Service Inc.
NRC                      Nuclear Regulatory Commission
Owner Participant        A corporation that, in connection with
                         the Waterford 3 sale and leaseback
                         transactions, has acquired a beneficial
                         interest in a trust, the Owner Trustee
                         of which is the owner and lessor of
                         undivided interests in Waterford 3
Owner Trustee            Each institution and/or individual
                         acting as Owner Trustee under a trust
                         agreement with an Owner Participant in
                         connection  with the Waterford 3 sale
                         and leaseback transactions
PUCT                     Public Utility Commission of Texas
Rate Cap                 The level of GSU's retail electric base
                         rates in effect at December 31, 1993,
                         for the Louisiana retail jurisdiction,
                         and the level in effect prior to the
                         Texas Cities Rate Settlement for the
                         Texas retail jurisdiction, that may not
                         be exceeded for the five years following
                         December 31, 1993
Reallocation Agreement   1981 Agreement, superseded in part by a
                         June 13, 1985 decision of the FERC,
                         among AP&L, LP&L, MP&L, NOPSI, and
                         System Energy relating to the sale of
                         capacity and energy from the Grand Gulf
                         Station
River Bend               River Bend Steam Electric Generating
                         Station, owned 70% by GSU
Revised Plan             MP&L's Grand Gulf 1-related rate phase-
                         in plan, originally approved by the MPSC
                         in an order issued on September 16,
                         1985, as modified by the MPSC order
                         issued September 29, 1988, to bring such
                         plan into compliance with the
                         requirements of SFAS No. 92
SEC                      Securities and Exchange Commission
SFAS                     Statement of Financial Accounting
                         Standards as promulgated by the
                         Financial Accounting Standards Board
SFAS 109                 SFAS No. 109, "Accounting for Income
                         Taxes"
System Agreement         Agreement, effective January 1, 1983,
                         as subsequently modified by decisions of
                         the FERC, among the System operating
                         companies relating to the sharing of
                         generating  capacity and other power
                         resources
System Energy            System Energy Resources, Inc.
System Fuels             System Fuels, Inc.
System operating
  companies              AP&L, GSU, LP&L, MP&L, and NOPSI,
                         collectively
System or Entergy        Entergy Corporation and its various
                         direct and indirect subsidiaries
Unit Power Sales
  Agreement              Agreement, dated as of June 10,
                         1982, as amended, among AP&L, LP&L,
                         MP&L, NOPSI, and System Energy, relating
                         to the sale of capacity and energy from
                         System Energy's share of Grand Gulf 1
Waterford 3              Unit No. 3  of the Waterford Steam
                         Electric Generating Station

                      ENTERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1994 and December 31, 1993
                                 (Unaudited)
                                                             1994           1993
                                                                (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                                $21,012,813    $20,848,844
  Plant acquisition adjustment - GSU                          373,986        380,117
  Electric plant under leases                                 664,531        663,024
  Property under capital leases - electric                    170,599        175,276
  Natural gas                                                 158,249        156,452
  Steam products                                               75,586         75,689
  Construction work in progress                               615,672        533,112
  Nuclear fuel under capital leases                           299,730        329,433
  Nuclear fuel                                                 48,114         17,760
                                                          -----------    -----------
           Total                                           23,419,280     23,179,707
  Less - accumulated depreciation and amortization          7,408,935      7,157,981
                                                          -----------    -----------
           Utility plant - net                             16,010,345     16,021,726
                                                          -----------    -----------

Other Property and Investments:
  Decommissioning trust funds                                 197,560        172,960
  Other                                                       188,128        183,597
                                                          -----------    -----------
           Total                                              385,688        356,557
                                                          -----------    -----------

Current Assets:
  Cash and cash equivalents:
    Cash                                                       40,204         27,345
    Temporary cash investments - at cost,
      which approximates market                               375,039        536,404
                                                          -----------    -----------
           Total cash and cash equivalents                    415,243        563,749
  Special deposits                                             46,579         36,612
  Notes receivable                                             16,455         17,710
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
       $8.7 million in 1994 and $8.8 million in 1993)         355,921        315,796
    Other                                                      70,109         81,931
    Accrued unbilled revenues                                 291,188        257,321
  Fuel inventory                                               80,481        110,204
  Materials and supplies - at average cost                    362,364        360,353
  Rate deferrals                                              359,943        333,311
  Prepayments and other                                       103,852         98,144
                                                          -----------    -----------
           Total                                            2,102,135      2,175,131
                                                          -----------    -----------

Deferred Debits and Other Assets:
  Rate deferrals                                            1,688,911      1,876,051
  SFAS 109 regulatory asset - net                           1,389,180      1,385,824
  Long-term receivables                                       240,320        228,030
  Unamortized loss on reacquired debt                         242,211        210,698
  Other                                                       642,514        622,680
                                                          -----------    -----------
           Total                                            4,203,136      4,323,283
                                                          -----------    -----------

           TOTAL                                          $22,701,304    $22,876,697
                                                          ===========    ===========
See Notes to Financial Statements.

                       ENTERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1994 and December 31, 1993
                                  (Unaudited)
                                                               1994           1993
                                                                 (In Thousands)
            CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $.01 par value, authorized 500,000,000
    shares; issued 231,219,737 shares in 1994 and 1993         $2,312         $2,312
  Paid-in capital                                           4,224,208      4,223,682
  Retained earnings                                         2,318,200      2,310,082
  Less - treasury stock (2,784,708 shares in 1994)             88,298              -
                                                          -----------    -----------
           Total common shareholders' equity                6,456,422      6,536,076

  Preference stock                                            150,000        150,000
  Subsidiaries' preferred stock:
   Without sinking fund                                       550,955        550,955
   With sinking fund                                          322,794        349,053
  Long-term debt                                            7,349,044      7,355,962
                                                          -----------    -----------
           Total                                           14,829,215     14,942,046
                                                          -----------    -----------

Other Noncurrent Liabilities:
  Obligations under capital leases                            282,297        322,867
  Other                                                       279,833        270,318
                                                          -----------    -----------
           Total                                              562,130        593,185
                                                          -----------    -----------

Current Liabilities:
  Currently maturing long-term debt                           292,975        322,010
  Notes payable                                               149,867         43,667
  Accounts payable                                            363,043        413,727
  Customer deposits                                           131,314        127,524
  Taxes accrued                                               146,147        118,267
  Accumulated deferred income taxes                           100,660         44,637
  Interest accrued                                            195,352        210,894
  Dividends declared                                           14,041         13,404
  Deferred revenue - gas supplier judgment proceeds                 -         14,632
  Deferred fuel cost                                                -          4,528
  Obligations under capital leases                            186,723        194,015
  Other                                                       128,275        240,471
                                                          -----------    -----------
           Total                                            1,708,397      1,747,776
                                                          -----------    -----------

Deferred Credits:
  Accumulated deferred income taxes                         3,826,960      3,849,439
  Accumulated deferred investment tax credits                 769,777        802,273
  Other                                                     1,004,825        941,978
                                                          -----------    -----------
           Total                                            5,601,562      5,593,690
                                                          -----------    -----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                          $22,701,304    $22,876,697
                                                          ===========    ===========
See Notes to Financial Statements.



                        ENTERGY CORPORATION AND SUBSIDIARIES
                         STATEMENTS OF CONSOLIDATED INCOME
            For the Three and Six Months Ended June 30, 1994 and 1993
                                   (Unaudited)
                                                  Three Months Ended           Six Months Ended
                                                1994           1993          1994          1993
                                                        (In Thousands, Except Share Data)
Operating Revenues:
  Electric                                    $1,551,673     $1,051,484    $2,891,925    $1,948,750
  Natural gas                                     22,766         18,618        76,845        47,764
  Steam products                                  11,859              -        23,567             -
                                              ----------     ----------    ----------    ----------
        Total                                  1,586,298      1,070,102     2,992,337     1,996,514
                                              ----------     ----------    ----------    ----------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                  357,711        181,961       672,439       358,896
     Purchased power                             109,833         78,720       234,629       135,533
     Nuclear refueling outage expenses            16,244         15,580        31,989        30,582
     Operation and maintenance                   367,223        245,437       703,235       478,603
  Depreciation and decommissioning               160,856        109,092       321,665       219,222
  Taxes other than income taxes                   70,067         48,634       142,919        97,044
  Income taxes                                    89,753         70,925       123,306       102,711
  Rate deferrals
    Rate deferrals                                     -           (313)            -        (1,626)
    Amortization of rate deferrals                88,676         59,492       182,350       122,232
                                              ----------     ----------    ----------    ----------
        Total                                  1,260,363        809,528     2,412,532     1,543,197
                                              ----------     ----------    ----------    ----------

Operating Income                                 325,935        260,574       579,805       453,317
                                              ----------     ----------    ----------    ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                             3,135          2,174         6,670         4,326
  Miscellaneous - net                              6,659         15,197        17,892        30,034
  Income taxes                                    (3,183)        (5,640)      (11,380)      (15,217)
                                              ----------     ----------    ----------    ----------
        Total                                      6,611         11,731        13,182        19,143
                                              ----------     ----------    ----------    ----------

Interest Charges:
  Interest on long-term debt                     158,866        123,110       319,261       246,829
  Other interest - net                            11,444          5,435        22,455        11,499
  Allowance for borrowed funds used
   during construction                            (2,527)        (1,495)       (5,169)       (3,021)
  Preferred dividend requirements of
   subsidiaries and other                         20,426         14,395        41,368        28,980
                                              ----------     ----------    ----------    ----------
        Total                                    188,209        141,445       377,915       284,287
                                              ----------     ----------    ----------    ----------

Income before Cumulative Effect of
 a Change in Accounting Principle                144,337        130,860       215,072       188,173

Cumulative effect to January 1, 1993
 of Accruing Unbilled Revenues (net
 of income taxes of $57,188)                           -              -             -        93,841
                                              ----------     ----------    ----------    ----------

Net Income                                      $144,337       $130,860      $215,072      $282,014
                                              ==========     ==========    ==========    ==========
Earnings per average common share
 before cumulative effect of a
 change in accounting principle                    $0.63          $0.75         $0.94         $1.07
Earnings per average common share                  $0.63          $0.75         $0.94         $1.61
Dividends declared per common share                    -              -         $0.90         $0.80
Average number of common shares
 outstanding                                 229,440,707    174,745,885   230,010,476   174,926,615

See Notes to Financial Statements.

                      ENTERGY CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                For the Six Months Ended June 30, 1994 and 1993
                                   (Unaudited)
                                                                   1994       1993
                                                                   (In Thousands)
Operating Activities:
  Net income                                                     $215,072   $282,014
  Noncash items included in net income:
    Cumulative effect of a change in accounting principle               -    (93,841)
    Change in rate deferrals/excess capacity-net                  164,750     80,652
    Depreciation and decommissioning                              321,665    219,222
    Deferred income taxes and investment tax credits               13,690       (372)
    Allowance for equity funds used during construction            (6,670)    (4,326)
    Amortization of deferred revenues                             (14,632)   (19,799)
  Changes in working capital:
    Receivables                                                   (62,170)   (55,467)
    Fuel inventory                                                 29,723      4,325
    Accounts payable                                              (50,684)   (50,159)
    Taxes accrued                                                  27,880     (4,384)
    Interest accrued                                              (15,542)    (1,332)
    Other working capital accounts                               (143,630)   (77,205)
  Refunds to customers - gas contract settlement                        -    (56,027)
  Decommissioning trust contributions                             (11,742)    (9,969)
  Provision for estimated losses and reserves                      (4,523)    23,003
  Other                                                            45,014     56,989
                                                                 --------   --------
    Net cash flow provided by operating activities                508,201    293,324
                                                                 --------   --------
Investing Activities:
  Construction / capital expenditures                            (327,154)  (176,127)
  Allowance for equity funds used during construction               6,670      4,326
  Nuclear fuel purchases                                          (44,994)   (40,401)
  Proceeds from sale/leaseback of nuclear fuel                     16,144     22,868
  Investment in nonregulated/nonutility properties                   (113)   (58,531)
  Decrease in other temporary investments                               -     17,012
                                                                 --------   --------
    Net cash flow used in investing activities                   (349,447)  (230,853)
                                                                 --------   --------
Financing Activities:
  Proceeds from the issuance of:
    First mortgage bonds                                           59,410    160,000
    General and refunding mortgage bonds                                -    195,000
    Other long-term debt                                           43,644     79,053
  Premium and expense on refinancing sale/leaseback bonds         (47,602)         -
  Retirement of:
    First mortgage bonds                                          (85,600)  (249,704)
    General and refunding mortgage bonds                          (45,000)   (99,400)
    Other long-term debt                                          (16,108)   (21,919)
  Repurchase of common stock                                      (88,796)   (21,874)
  Redemption of preferred stock                                   (26,259)   (29,000)
  Common stock dividends paid                                    (207,149)  (139,566)
  Changes in short-term borrowings                                106,200      1,200
                                                                 --------   --------
    Net cash flow used in financing activities                   (307,260)  (126,210)
                                                                 --------   --------
Net decrease in cash and cash equivalents                        (148,506)   (63,739)

Cash and cash equivalents at beginning of period                  563,749    379,792
                                                                 --------   --------
Cash and cash equivalents at end of period                       $415,243   $316,053
                                                                 ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                         $336,230   $270,222
    Income taxes                                                  $79,097    $74,769
  Noncash investing and financing activities:
     Capital lease obligations incurred                           $24,303    $22,868
     Excess of fair value of decommissioning trust
       assets over amount invested                                 $7,477          -


See Notes to Financial Statements.


                 ENTERGY CORPORATION AND SUBSIDIARIES
                      SELECTED OPERATING RESULTS
      For the Three and Six Months Ended June 30, 1994 and 1993
                              (Unaudited)


                                         Three Months Ended  Increase/
     Description                          1994      1993    (Decrease)   %
                                                 (In Millions)
Electric Operating Revenues:
  Residential                            $ 489.1   $ 320.3    $ 168.8    53
  Commercial                               372.2     243.7      128.5    53
  Industrial                               461.5     276.5      185.0    67
  Governmental                              40.7      31.4        9.3    30
                                       --------- ---------    -------
    Total retail                         1,363.5     871.9      491.6    56
  Sales for resale                          90.7      76.0       14.7    19
  Other                                     97.5     103.6       (6.1)   (6)
                                       --------- ---------    -------
    Total                              $ 1,551.7 $ 1,051.5    $ 500.2    48
                                       ========= =========    =======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                              5,806     3,801      2,005    53
  Commercial                               4,813     3,069      1,744    57
  Industrial                              10,079     6,034      4,045    67
  Governmental                               553       441        112    25
                                       --------- ---------    -------
    Total retail                          21,251    13,345      7,906    59
  Sales for resale                         2,035     2,338       (303)  (13)
                                       --------- ---------    -------
    Total                                 23,286    15,683      7,603    48
                                       ========= =========    =======


                                          Six Months Ended   Increase/
             Description                   1994      1993   (Decrease)   %
                                                  (In Millions)
Electric Operating Revenues:
  Residential                            $ 965.1   $ 643.4    $ 321.7    50
  Commercial                               711.3     470.7      240.6    51
  Industrial                               897.6     545.0      352.6    65
  Governmental                              79.6      62.5       17.1    27
                                       --------- ---------    -------
    Total retail                         2,653.6   1,721.6      932.0    54
  Sales for resale                         160.1     134.2       25.9    19
  Other                                     78.2      93.0      (14.8)  (16)
                                       --------- ---------    -------
    Total                              $ 2,891.9 $ 1,948.8    $ 943.1    48
                                       ========= =========    =======


Billed Electric Energy
 Sales (Millions of KWH):
  Residential                             11,868     7,873      3,995    51
  Commercial                               9,219     5,953      3,266    55
  Industrial                              19,806    11,887      7,919    67
  Governmental                             1,079       874        205    23
                                       --------- ---------    -------
    Total retail                          41,972    26,587     15,385    58
  Sales for resale                         3,771     4,042       (271)   (7)
                                       --------- ---------    -------
    Total                                 45,743    30,629     15,114    49
                                       ========= =========    =======


Note: On December 31, 1993, GSU became a wholly-owned subsidiary of Entergy Corporation. In accordance with the purchase method of accounting, the 1993 second quarter and year to date operating results do not include GSU operating results.

                            ARKANSAS POWER & LIGHT COMPANY
                                    BALANCE SHEETS
                          June 30, 1994 and December 31, 1993
                                     (Unaudited)
                                                              1994           1993
                                                                (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                                 $4,170,215     $4,098,355
  Property under capital leases                                59,744         62,139
  Construction work in progress                               185,900        197,005
  Nuclear fuel under capital lease                             86,226         93,606
                                                           ----------     ----------
           Total                                            4,502,085      4,451,105

  Less - accumulated depreciation and amortization          1,663,306      1,604,318
                                                           ----------     ----------
           Utility plant - net                              2,838,779      2,846,787
                                                           ----------     ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity               11,232         11,232
  Decommissioning trust fund                                  123,834        108,192
  Other - at cost (less accumulated depreciation)               4,436          4,257
                                                           ----------     ----------
           Total                                              139,502        123,681
                                                           ----------     ----------

Current Assets:
  Cash                                                         10,165          1,825
  Accounts receivable:
    Customer (less allowance for doubtful
     accounts of $2.1 million in 1994 and 1993)                70,350         65,641
    Associated companies                                       30,248         18,312
    Other                                                      15,515         20,817
    Accrued unbilled revenues                                 108,436         83,378
  Fuel inventory - at average cost                             24,575         51,920
  Materials and supplies - at average cost                     78,550         81,398
  Rate deferrals                                              102,596         92,592
  Deferred excess capacity                                      9,304          9,115
  Prepayments and other                                        47,320         28,303
                                                           ----------     ----------
           Total                                              497,059        453,301
                                                           ----------     ----------


Deferred Debits and Other Assets:
  Rate deferrals                                              417,843        475,387
  Deferred excess capacity                                     24,034         28,465
  SFAS 109 regulatory asset - net                             226,636        234,015
  Unamortized loss on reacquired debt                          58,523         60,169
  Other                                                       118,512        112,300
                                                           ----------     ----------
           Total                                              845,548        910,336
                                                           ----------     ----------

           TOTAL                                           $4,320,888     $4,334,105
                                                           ==========     ==========
See Notes to Financial Statements.

                          ARKANSAS POWER & LIGHT COMPANY
                                 BALANCE SHEETS
                       June 30, 1994 and December 31, 1993
                                  (Unaudited)
                                                              1994           1993
                                                                 (In Thousands)
            CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $0.01 par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares in 1994 and 1993                           $470           $470
  Paid-in capital                                             590,844        590,844
  Retained earnings                                           467,813        448,811
                                                           ----------     ----------
           Total common shareholder's equity                1,059,127      1,040,125
  Preferred stock:
    Without sinking fund                                      176,350        176,350
    With sinking fund                                          63,027         70,027
  Long-term debt                                            1,321,150      1,313,315
                                                           ----------     ----------
           Total                                            2,619,654      2,599,817
                                                           ----------     ----------

Other Noncurrent Liabilities:
  Obligations under capital leases                             84,752         94,861
  Other                                                        55,684         59,750
                                                           ----------     ----------
           Total                                              140,436        154,611
                                                           ----------     ----------

Current Liabilities:
  Currently maturing long-term debt                            28,020          3,020
  Notes payable:
    Associated companies                                       17,641         21,395
    Other                                                      34,667            667
  Accounts payable:
    Associated companies                                       36,120         45,177
    Other                                                      71,062         93,611
  Customer deposits                                            16,050         15,241
  Taxes accrued                                                58,641         43,013
  Accumulated deferred income taxes                            34,872         32,367
  Interest accrued                                             31,318         31,410
  Dividends declared                                            4,833          5,049
  Co-owner advances                                            25,767         39,435
  Deferred fuel cost                                           20,292         16,130
  Obligations under capital leases                             61,218         60,883
  Other                                                        18,818         32,859
                                                           ----------     ----------
           Total                                              459,319        440,257
                                                           ----------     ----------

Deferred Credits:
  Accumulated deferred income taxes                           852,534        876,618
  Accumulated deferred investment tax credits                 148,872        154,723
  Other                                                       100,073        108,079
                                                           ----------     ----------
           Total                                            1,101,479      1,139,420
                                                           ----------     ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                           $4,320,888     $4,334,105
                                                           ==========     ==========
See Notes to Financial Statements.


                          ARKANSAS POWER & LIGHT COMPANY
                               STATEMENTS OF INCOME
            For the Three and Six Months Ended June 30, 1994 and 1993
                                   (Unaudited)
                                                  Three Months Ended          Six Months Ended
                                                 1994           1993          1994          1993
                                                                   (In Thousands)

Operating Revenues                              $414,901       $383,651      $785,992      $730,391
                                                --------       --------      --------      --------

Operating Expenses:
  Operation and maintenance:
   Fuel and fuel-related expenses                 67,759         58,323       131,233       117,275
   Purchased power                                93,427         92,761       184,609       174,431
   Nuclear refueling outage expenses               8,839         10,366        17,473        20,732
   Other operation and maintenance                89,372         90,624       169,898       177,498
  Depreciation and decommissioning                36,540         33,124        72,258        66,555
  Taxes other than income taxes                    8,508          6,361        17,623        13,741
  Income taxes                                    17,323          7,661        14,918         4,546
  Amortization of rate deferrals                  33,552         31,099        73,725        65,320
                                                --------       --------      --------      --------
        Total                                    355,320        330,319       681,737       640,098
                                                --------       --------      --------      --------

Operating Income                                  59,581         53,332       104,255        90,293
                                                --------       --------      --------      --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                               896          1,033         2,050         2,312
  Miscellaneous - net                             11,997         14,906        24,561        30,077
  Income taxes                                    (3,913)        (7,156)       (9,684)      (17,395)
                                                --------       --------      --------      --------
        Total                                      8,980          8,783        16,927        14,994
                                                --------       --------      --------      --------

Interest Charges:
  Interest on long-term debt                      25,145         27,167        50,378        54,436
  Other interest - net                             2,500          1,101         4,320         2,017
  Allowance for borrowed funds used
   during construction                              (847)          (725)       (1,667)       (1,632)
                                                --------       --------      --------      --------
        Total                                     26,798         27,543        53,031        54,821
                                                --------       --------      --------      --------

Income before Cumulative Effect of
 a Change in Accounting Principle                 41,763         34,572        68,151        50,466

Cumulative Effect to January 1, 1993
 of Accruing Unbilled Revenues (net
 of income taxes of $31,140)                           -              -             -        50,187
                                                --------       --------      --------      --------
Net Income                                        41,763         34,572        68,151       100,653

Preferred Stock Dividend Requirements
 and Other                                         4,866          5,299         9,749        10,561
                                                --------       --------      --------      --------
Earnings Applicable to Common Stock              $36,897        $29,273       $58,402       $90,092
                                                ========       ========      ========      ========
See Notes to Financial Statements.



                            ARKANSAS POWER & LIGHT COMPANY
                               STATEMENTS OF CASH FLOWS
                   For the Six Months Ended June 30, 1994 and 1993
                                     (Unaudited)
                                                                   1994       1993
                                                                    (In Thousands)
Operating Activities:
  Net income                                                      $68,151   $100,653
  Noncash items included in net income:
    Cumulative effect of a change in  accounting principle              -    (50,187)
    Change in rate deferrals/excess capacity-net                   51,782     42,431
    Depreciation and decommissioning                               72,258     66,555
    Deferred income taxes and investment tax credits              (20,012)   (28,094)
    Allowance for equity funds used during construction            (2,050)    (2,312)
  Changes in working capital:
    Receivables                                                   (36,401)   (22,143)
    Fuel inventory                                                 27,345      6,567
    Accounts payable                                              (31,606)    (4,592)
    Taxes accrued                                                  15,628     (2,620)
    Interest accrued                                                  (92)      (546)
    Other working capital accounts                                (38,907)   (48,578)
  Decommissioning trust contributions                              (5,288)    (5,524)
  Provision for estimated losses and reserves                      (8,224)    20,688
  Other                                                           (12,839)    (3,957)
                                                                 --------   --------

    Net cash flow provided by operating activities                 79,745     68,341
                                                                 --------   --------
Investing Activities:
  Construction expenditures                                       (74,778)   (65,122)
  Allowance for equity funds used during construction               2,050      2,312
  Nuclear fuel purchases                                                -    (29,072)
  Proceeds from sale/leaseback of nuclear fuel                          -     22,868
                                                                 --------   --------
    Net cash flow used in investing activities                    (72,728)   (69,014)
                                                                 --------   --------
Financing Activities:
  Proceeds from issuance of other long-term debt                   27,992     44,519
  Retirement of  first mortgage bonds                                (600)   (15,600)
  Redemption of preferred stock                                    (7,000)    (7,000)
  Changes in short-term borrowings                                 30,246     27,140
  Dividends paid:
    Common stock                                                  (39,400)   (21,700)
    Preferred stock                                                (9,915)   (10,830)
                                                                 --------   --------
    Net cash flow provided by financing activities                  1,323     16,529
                                                                 --------   --------
Net increase in cash and cash equivalents                           8,340     15,856

Cash and cash equivalents at beginning of period                    1,825          -
                                                                 --------   --------
Cash and cash equivalents at end of period                        $10,165    $15,856
                                                                 ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                          $49,205    $54,411
    Income taxes                                                  $28,677    $41,854
  Noncash investing and financing activities:
    Capital lease obligations incurred                            $14,626    $22,868
    Excess of  fair value of decommissioning trust
     assets over amount invested                                   $7,210          -

See Notes to Financial Statements.

                       ARKANSAS POWER & LIGHT COMPANY
                         SELECTED OPERATING RESULTS
        For the Three and Six Months Ended June 30, 1994 and 1993
                                 (Unaudited)


                                        Three Months Ended
             Description                  1994      1993     Increase     %
                                                (In Millions)
Electric Operating Revenues:
  Residential                            $ 108.3   $ 103.7      $ 4.6     4
  Commercial                                74.8      69.3        5.5     8
  Industrial                                80.6      75.6        5.0     7
  Governmental                               4.1       4.0        0.1     3
                                       --------- ---------    -------
    Total retail                           267.8     252.6       15.2     6
  Sales for resale                         102.9      99.1        3.8     4
  Other                                     44.2      32.0       12.2    38
                                       --------- ---------    -------
    Total                                $ 414.9   $ 383.7     $ 31.2     8
                                       ========= =========    =======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                              1,141     1,106         35     3
  Commercial                                 986       919         67     7
  Industrial                               1,441     1,347         94     7
  Governmental                                57        54          3     6
                                       --------- ---------    -------
    Total retail                           3,625     3,426        199     6
  Sales for resale                         4,053     3,943        110     3
                                       --------- ---------    -------
    Total                                  7,678     7,369        309     4
                                       ========= =========    =======


                                         Six Months Ended
             Description                  1994      1993     Increase     %
                                                (In Millions)
Electric Operating Revenues:
  Residential                            $ 231.6   $ 222.6      $ 9.0     4
  Commercial                               141.1     133.1        8.0     6
  Industrial                               153.4     146.0        7.4     5
  Governmental                               8.2       7.8        0.4     5
                                       --------- ---------    -------
    Total retail                           534.3     509.5       24.8     5
  Sales for resale                         213.8     194.9       18.9    10
  Other                                     37.9      26.0       11.9    46
                                       --------- ---------    -------
    Total                                $ 786.0   $ 730.4     $ 55.6     8
                                       ========= =========    =======


Billed Electric Energy
 Sales (Millions of KWH):
  Residential                              2,579     2,476        103     4
  Commercial                               1,917     1,807        110     6
  Industrial                               2,805     2,642        163     6
  Governmental                               115       109          6     6
                                       --------- ---------    -------
    Total retail                           7,416     7,034        382     5
  Sales for resale                         8,507     7,915        592     7
                                       --------- ---------    -------
    Total                                 15,923    14,949        974     7
                                       ========= =========    =======


                             GULF STATES UTILITIES COMPANY
                                    BALANCE SHEETS
                          June 30, 1994 and December 31, 1993
                                     (Unaudited)
                                                              1994           1993
                                                                 (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                                 $6,851,569     $6,825,989
  Natural gas                                                  43,396         42,786
  Steam products                                               75,586         75,689
  Property under capital leases                                85,884         86,039
  Construction work in progress                                84,358         50,080
  Nuclear fuel under capital leases                            89,057         94,828
                                                           ----------     ----------
           Total                                            7,229,850      7,175,411
  Less - accumulated depreciation and amortization          2,409,052      2,323,804
                                                           ----------     ----------
           Utility plant - net                              4,820,798      4,851,607
                                                           ----------     ----------

Other Property and Investments:
  Decommissioning trust fund                                   19,667         17,873
  Other - at cost (less accumulated depreciation)              29,644         29,360
                                                           ----------     ----------
           Total                                               49,311         47,233
                                                           ----------     ----------

Current Assets:
  Cash and cash equivalents:
    Cash                                                       11,108          3,012
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                   39,759              -
        Other                                                  81,008        258,337
                                                           ----------     ----------
           Total cash and cash equivalents                    131,875        261,349
  Accounts receivable:
    Customer (less allowance for doubtful accounts
      of $2.2 million in 1994 and $2.4 million in 1993)       139,097        117,369
    Associated companies                                        4,438              -
    Other                                                      19,517         18,371
    Accrued unbilled revenues                                  35,184         32,572
  Deferred fuel costs                                          13,092          5,883
  Fuel inventory                                               27,932         23,448
  Materials and supplies - at average cost                     90,123         86,831
  Rate deferrals                                               95,222         90,775
  Prepayments and other                                        22,472         48,948
                                                           ----------     ----------
           Total                                              578,952        685,546
                                                           ----------     ----------

Deferred Debits and Other Assets:
  Rate deferrals                                              588,652        638,015
  SFAS 109 regulatory asset - net                             437,143        432,411
  Long-term receivables                                       233,553        218,079
  Unamortized loss on reacquired debt                          67,525         70,970
  Other                                                       199,693        193,490
                                                           ----------     ----------
           Total                                            1,526,566      1,552,965
                                                           ----------     ----------

           TOTAL                                           $6,975,627     $7,137,351
                                                           ==========     ==========
See Notes to Financial Statements.

                           GULF STATES UTILITIES COMPANY
                                  BALANCE SHEETS
                        June 30, 1994 and December 31, 1993
                                   (Unaudited)
                                                              1994           1993
                                                                 (In Thousands)
            CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares in 1994 and 1993                              $114,055       $114,055
  Paid-in capital                                           1,152,344      1,152,304
  Retained earnings                                           511,991        666,401
                                                           ----------     ----------
           Total common shareholder's equity                1,778,390      1,932,760
  Preference stock                                            150,000        150,000
  Preferred stock:
    Without sinking fund                                      136,444        136,444
    With sinking fund                                          98,754        101,004
  Long-term debt                                            2,368,757      2,368,639
                                                           ----------     ----------
           Total                                            4,532,345      4,688,847
                                                           ----------     ----------

Other Noncurrent Liabilities:
  Obligations under capital leases                            140,709        152,359
  Other                                                        47,155         47,107
                                                           ----------     ----------
           Total                                              187,864        199,466
                                                           ----------     ----------

Current Liabilities:
  Currently maturing long-term debt                               425            425
  Accounts payable:
    Associated companies                                       19,940          2,745
    Other                                                     103,081        109,840
  Customer deposits                                            22,673         21,958
  Taxes accrued                                                31,511         22,856
  Interest accrued                                             56,472         59,516
  Nuclear refueling reserve                                    13,423         22,356
  Obligations under capital leases                             34,233         41,713
  Other                                                        59,504         98,074
                                                           ----------     ----------
           Total                                              341,262        379,483
                                                           ----------     ----------


Deferred Credits:
  Accumulated deferred income taxes                         1,243,022      1,222,999
  Accumulated deferred investment tax credits                  92,212         94,455
  Deferred River Bend finance charges                          94,585        106,765
  Other                                                       484,337        445,336
                                                           ----------     ----------
           Total                                            1,914,156      1,869,555
                                                           ----------     ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                           $6,975,627     $7,137,351
                                                           ==========     ==========
See Notes to Financial Statements.

                       GULF STATES UTILITIES COMPANY
                            STATEMENTS OF INCOME
           For the Three and Six Months Ended June 30, 1994 and 1993
                                (Unaudited)
                                                  Three Months Ended            Six Months Ended
                                                  1994           1993          1994          1993
                                                                  (In Thousands)
Operating Revenues:
  Electric                                      $439,015       $423,200      $841,119      $804,731
  Natural gas                                      5,981          6,007        21,827        18,531
  Steam products                                  11,859         13,016        23,567        23,139
                                                --------       --------      --------      --------
        Total                                    456,855        442,223       886,513       846,401
                                                --------       --------      --------      --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses and
      gas purchased for resale                   119,341        126,945       238,359       245,314
    Purchased power                               54,839         38,035       115,059        74,306
    Nuclear refueling outage expenses              2,520          3,360         5,040         6,720
    Other operation and maintenance              103,512         95,094       205,562       190,002
  Depreciation and decommissioning                49,209         47,277        97,076        94,554
  Taxes other than income taxes                    9,664         23,643        34,010        48,547
  Income taxes                                    17,573         10,119        16,752         5,297
  Amortization of rate deferrals                  16,840         15,761        32,737        30,264
                                                --------       --------      --------      --------
        Total                                    373,498        360,234       744,595       695,004
                                                --------       --------      --------      --------

Operating Income                                  83,357         81,989       141,918       151,397
                                                --------       --------      --------      --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                               379            144           639           257
  Miscellaneous - net                              4,085          5,419         8,233         9,192
  Income taxes                                    (2,211)        (3,143)       (4,183)       (7,894)
                                                --------       --------      --------      --------
        Total                                      2,253          2,420         4,689         1,555
                                                --------       --------      --------      --------

Interest Charges:
  Interest on long-term debt                      48,770         51,009        97,750       102,613
  Other interest - net                             4,057          2,430         5,237         4,589
  Allowance for borrowed funds used
   during construction                              (301)           (96)         (507)         (323)
                                                --------       --------      --------      --------
        Total                                     52,526         53,343       102,480       106,879
                                                --------       --------      --------      --------


Income before Extraordinary Items and the
  Cumulative Effect of Accounting Changes         33,084         31,066        44,127        46,073

Extraordinary Items (net of income taxes)              -           (285)            -          (285)

Cumulative Effect to January 1, 1993,
 of Accruing Unbilled Revenues (net
 of income taxes of $ 6,940)                           -              -             -        10,660
                                                --------       --------      --------      --------
Net Income                                        33,084         30,781        44,127        56,448

Preferred and Preference Stock
  Dividend Requirements and Other                  7,529         10,306        14,936        20,197
                                                --------       --------      --------      --------
Earnings Applicable to Common Stock              $25,555        $20,475       $29,191       $36,251
                                                ========       ========      ========      ========

See Notes to Financial Statements.


                            GULF STATES UTILITIES COMPANY
                              STATEMENTS OF CASH FLOWS
                  For the Six Months Ended June 30, 1994 and 1993
                                    (Unaudited)
                                                                   1994       1993
                                                                    (In Thousands)
Operating Activities:
  Net income                                                      $44,127    $56,448
  Noncash items included in net income:
    Extraordinary items                                                 -        285
    Cumulative effect of a change in  accounting principle              -    (10,660)
    Change in rate deferrals                                       32,737     30,263
    Depreciation and decommissioning                               97,076     94,554
    Deferred income taxes and investment tax credits               19,454     13,657
    Allowance for equity funds used during construction              (639)      (257)
  Changes in working capital:
    Receivables                                                   (29,924)   (21,512)
    Fuel inventory                                                 (4,484)     4,334
    Accounts payable                                               10,436    (19,219)
    Taxes accrued                                                   8,655     18,352
    Interest accrued                                               (3,044)    (1,861)
    Other working capital accounts                                (37,366)    (5,273)
  Decommissioning trust contributions                              (1,478)    (1,478)
  Purchased power settlement                                            -   (169,300)
  Other                                                             3,127      4,031
                                                                 --------   --------
    Net cash flow provided by (used in) operating activities      138,677     (7,636)
                                                                 --------   --------
Investing Activities:
  Construction expenditures                                       (68,109)   (46,582)
  Allowance for equity funds used during construction                 639        257
  Nuclear fuel purchases                                          (16,145)    (2,118)
  Proceeds from sale/leaseback of nuclear fuel                     16,145      2,118
  Refund of escrow account and other property                           -      8,200
                                                                 --------   --------
    Net cash flow used in investing activities                    (67,470)   (38,125)
                                                                 --------   --------
Financing Activities:
  Proceeds from the issuance of:
    Preference stock                                                    -    146,625
    Other long-term debt                                                -     70,979
  Retirement of other long-term debt                                    -    (80,727)
  Redemption of preferred stock                                    (2,250)   (18,000)
  Dividends paid:
    Common stock                                                 (183,600)         -
    Preferred and preference stock                                (14,831)   (19,512)
                                                                 --------   --------

    Net cash flow provided by (used in) financing activities     (200,681)    99,365
                                                                 --------   --------
Net increase (decrease) in cash and cash equivalents             (129,474)    53,604

Cash and cash equivalents at beginning of period                  261,349    197,741
                                                                 --------   --------
Cash and cash equivalents at end of period                       $131,875   $251,345
                                                                 ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                          $96,470   $100,488
    Income taxes                                                    7,573          -
  Noncash investing and financing activities:
    Capital lease obligations incurred                             16,145      2,688
    Deficiency of fair value of decommissioning
      trust assets over amount invested                             ($244)         -

See Notes to Financial Statements.

                        GULF STATES UTILITIES COMPANY
                          SELECTED OPERATING RESULTS
          For the Three and Six Months Ended June 30, 1994 and 1993
                                 (Unaudited)


                                         Three Months Ended   Increase/
             Description                   1994      1993    (Decrease)   %
                                                 (In Millions)
Electric Department Operating
Revenues:
  Residential                            $ 132.7   $ 128.9      $ 3.8     3
  Commercial                               102.4     100.8        1.6     2
  Industrial                               159.9     165.5       (5.6)   (3)
  Governmental                               6.4       6.5       (0.1)   (2)
                                       --------- ---------    -------
    Total retail                           401.4     401.7       (0.3)    -
  Sales for resale                          20.4       7.1       13.3   187
  Other                                     17.2      14.4        2.8    19
                                       --------- ---------    -------
    Total Electric Department            $ 439.0   $ 423.2     $ 15.8     4
                                       ========= =========    =======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                              1,672     1,532        140     9
  Commercial                               1,462     1,369         93     7
  Industrial                               3,811     3,611        200     6
  Governmental                                74        72          2     3
                                       --------- ---------    -------
    Total retail                           7,019     6,584        435     7
  Sales for resale                           709       134        575   429
                                       --------- ---------    -------
    Total Electric Department              7,728     6,718      1,010    15
  Steam Department                           421       415          6     1
                                       --------- ---------    -------
    Total                                  8,149     7,133      1,016    14
                                       ========= =========    =======



                                          Six Months Ended    Increase/
             Description                   1994      1993    (Decrease)   %
                                                 (In Millions)
Electric Department Operating
Revenues:
  Residential                            $ 256.5   $ 246.1     $ 10.4     4
  Commercial                               197.1     192.2        4.9     3
  Industrial                               312.9     320.2       (7.3)   (2)
  Governmental                              12.7      13.2       (0.5)   (4)
                                       --------- ---------    -------
    Total retail                           779.2     771.7        7.5     1
  Sales for resale                          38.8      13.4       25.4   190
  Other                                     23.1      19.6        3.5    18
                                       --------- ---------    -------
    Total Electric Department            $ 841.1   $ 804.7     $ 36.4     5
                                       ========= =========    =======


Billed Electric Energy
 Sales (Millions of KWH):
  Residential                              3,273     2,950        323    11
  Commercial                               2,769     2,576        193     7
  Industrial                               7,386     7,022        364     5
  Governmental                               148       146          2     1
                                       --------- ---------    -------
    Total retail                          13,576    12,694        882     7
  Sales for resale                         1,250       261        989   379
                                       --------- ---------    -------
    Total Electric Department             14,826    12,955      1,871    14
  Steam Department                           831       792         39     5
                                       --------- ---------    -------
    Total                                 15,657    13,747      1,910    14
                                       ========= =========    =======


                        LOUISIANA POWER & LIGHT COMPANY
                                BALANCE SHEETS
                      June 30, 1994 and December 31, 1993
                                 (Unaudited)
                                                             1994           1993
                                                                (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                                 $4,669,176     $4,646,020
  Electric plant under lease                                  226,395        225,083
  Construction work in progress                               160,962        133,536
  Nuclear fuel under capital lease                             60,549         61,375
  Nuclear fuel                                                  5,065          3,823
                                                           ----------     ----------
            Total                                           5,122,147      5,069,837
  Less - accumulated depreciation and amortization          1,542,290      1,496,107
                                                           ----------     ----------
           Utility plant - net                              3,579,857      3,573,730
                                                           ----------     ----------

Other Property and Investments:
  Nonutility property                                          20,060         20,060
  Decommissioning trust fund                                   25,324         22,109
  Investment in subsidiary company - at equity                 14,230         14,230
  Other                                                         1,016            984
                                                           ----------     ----------
           Total                                               60,630         57,383
                                                           ----------     ----------

Current Assets:
  Cash and cash equivalents:
    Cash                                                        5,715              -
    Temporary cash investments - at cost,
      which approximates market                                28,036         33,489
                                                           ----------     ----------
           Total cash and cash equivalents                     33,751         33,489
  Special deposits                                              8,780         19,077
  Accounts receivable:
    Customer (less allowance for doubtful
      accounts of $1.1 million in 1994 and 1993)               78,098         66,575
    Associated companies                                        3,786          2,952
    Other                                                       8,764         10,656
    Accrued unbilled revenues                                  64,656         64,314
  Deferred fuel costs                                           4,422              -
  Accumulated deferred income taxes                                 -          6,031
  Materials and supplies - at average cost                     86,013         87,204
  Rate deferrals                                               28,422         28,422
  Prepayments and other                                        38,420         16,510
                                                           ----------     ----------
           Total                                              355,112        335,230
                                                           ----------     ----------

Deferred Debits and Other Assets:
  Rate deferrals                                               40,485         54,031
  SFAS 109 regulatory asset - net                             352,846        349,703
  Unamortized loss on reacquired debt                          45,754         47,853
  Other                                                        47,131         46,068
                                                           ----------     ----------
           Total                                              486,216        497,655
                                                           ----------     ----------

           TOTAL                                           $4,481,815     $4,463,998
                                                           ==========     ==========
See Notes to Financial Statements.

                           LOUISIANA POWER & LIGHT COMPANY
                                   BALANCE SHEETS
                         June 30, 1994 and December 31, 1993
                                    (Unaudited)
                                                             1994           1993
                                                                 (In Thousands)
            CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares in 1994 and 1993                    $1,088,900     $1,088,900
  Capital stock expense and other                             (5,771)        (6,109)
  Retained earnings                                           115,311         89,849
                                                           ----------     ----------
           Total common shareholder's equity                1,198,440      1,172,640
  Preferred stock:
    Without sinking fund                                      160,500        160,500
    With sinking fund                                         118,793        126,302
  Long-term debt                                            1,457,902      1,457,626
                                                           ----------     ----------
           Total                                            2,935,635      2,917,068
                                                           ----------     ----------

Other Noncurrent Liabilities:
  Obligations under capital leases                             26,683         27,508
  Other                                                        33,211         27,672
                                                           ----------     ----------
           Total                                               59,894         55,180
                                                           ----------     ----------

Current Liabilities:
  Currently maturing long-term debt                               315         25,315
  Notes payable:
    Associated companies                                       54,954         52,041
    Other                                                      19,200              -
  Accounts payable:
    Associated companies                                       35,082         33,523
    Other                                                      59,036         76,284
  Customer deposits                                            53,705         52,234
  Accumulated deferred income taxes                             8,621              -
  Taxes accrued                                                24,070         15,110
  Interest accrued                                             41,080         42,141
  Dividends declared                                            5,647          5,938
  Deferred revenue - gas supplier judgment proceeds                 -         14,632
  Deferred fuel cost                                                -            605
  Obligations under capital leases                             33,867         33,867
  Other                                                         8,012          9,741
                                                           ----------     ----------
           Total                                              343,589        361,431
                                                           ----------     ----------

Deferred Credits:
  Accumulated deferred income taxes                           851,973        834,899
  Accumulated deferred investment tax credits                 185,413        188,843
  Deferred interest - Waterford 3 lease obligation             25,688         25,372
  Other                                                        79,623         81,205
                                                           ----------     ----------
           Total                                            1,142,697      1,130,319
                                                           ----------     ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                           $4,481,815     $4,463,998
                                                           ==========     ==========
See Notes to Financial Statements.



                        LOUISIANA POWER & LIGHT COMPANY
                              STATEMENTS OF INCOME
             For the Three and Six Months Ended June 30, 1994 and 1993
                                  (Unaudited)
                                                   Three Months Ended           Six Months Ended
                                                 1994           1993          1994          1993
                                                                 (In Thousands)
Operating Revenues                              $441,643       $399,570      $825,469      $757,426
                                                --------       --------      --------      --------
Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                85,518         49,991       143,626       112,587
    Purchased power                              101,841        104,571       205,337       190,232
    Nuclear refueling outage expenses              4,885          4,631         9,476         9,198
    Other operation and maintenance               86,143         82,668       159,775       158,551
  Depreciation and decommissioning                37,451         35,521        74,843        70,909
  Taxes other than income taxes                   13,919         12,332        28,356        23,884
  Income taxes                                    24,313         23,497        41,156        42,172
  Amortization of rate deferrals                   6,887          6,887        13,546        13,546
                                                --------       --------      --------      --------
        Total                                    360,957        320,098       676,115       621,079
                                                --------       --------      --------      --------

Operating Income                                  80,686         79,472       149,354       136,347
                                                --------       --------      --------      --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                               978            721         2,089         1,324
  Miscellaneous - net                                130            444           441           650
  Income taxes                                        50            (45)           40         2,240
                                                --------       --------      --------      --------
        Total                                      1,158          1,120         2,570         4,214
                                                --------       --------      --------      --------


Interest Charges:
  Interest on long-term debt                      31,100         31,761        62,297        62,873
  Other interest - net                             3,040          2,382         5,628         5,908
  Allowance for borrowed funds used
   during construction                              (649)          (483)       (1,450)         (885)
                                                --------       --------      --------      --------
        Total                                     33,491         33,660        66,475        67,896
                                                --------       --------      --------      --------

Net Income                                        48,353         46,932        85,449        72,665

Preferred Stock Dividend Requirements
  and Other                                        5,701          6,291        11,820        12,747
                                                --------       --------      --------      --------
Earnings Applicable to Common Stock              $42,652        $40,641       $73,629       $59,918
                                                ========       ========      ========      ========
See Notes to Financial Statements.


                            LOUISIANA POWER & LIGHT COMPANY
                                STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 1994 and 1993
                                      (Unaudited)
                                                                   1994       1993
                                                                    (In Thousands)
Operating Activities:
  Net income                                                      $85,449    $72,665
  Noncash items included in net income:
    Change in rate deferrals                                       13,546     13,546
    Depreciation and decommissioning                               74,843     70,909
    Deferred income taxes and investment tax credits               25,253     26,730
    Allowance for equity funds used during construction            (2,089)    (1,324)
    Amortization of deferred revenues                             (14,632)   (19,799)
  Changes in working capital:
    Receivables                                                   (10,807)    (3,985)
    Accounts payable                                              (15,689)   (16,449)
    Taxes accrued                                                   8,960      1,334
    Interest accrued                                               (1,061)      (247)
    Other working capital accounts                                (15,707)   (14,808)
  Refunds to customers - gas contract settlement                        -    (56,027)
  Decommissioning trust contributions                              (2,408)    (2,000)
  Other                                                             1,464      8,231
                                                                 --------   --------

    Net cash flow provided by operating activities                147,122     78,776
                                                                 --------   --------
Investing Activities:
  Construction expenditures                                       (78,552)   (67,953)
  Allowance for equity funds used during construction               2,089      1,324
                                                                 --------   --------
    Net cash flow used in investing activities                    (76,463)   (66,629)
                                                                 --------   --------
Financing Activities:
  Proceeds from the issuance of:
   First mortgage bonds                                                 -    100,000
   Other long-term debt                                                 -     33,000
  Changes in short-term borrowings                                 22,113     32,706
  Retirement of:
    First mortgage bonds                                          (25,000)  (100,919)
    Other long-term debt                                              (63)   (21,799)
  Redemption of preferred stock                                    (7,509)   (12,500)
  Dividends paid:
    Common stock                                                  (48,300)   (33,400)
    Preferred stock                                               (11,638)   (13,089)
                                                                 --------   --------
    Net cash flow used in financing activities                    (70,397)   (16,001)
                                                                 --------   --------
Net increase (decrease) in cash and cash equivalents                  262     (3,854)

Cash and cash equivalents at beginning of period                   33,489     22,782
                                                                 --------   --------
Cash and cash equivalents at end of period                        $33,751    $18,928
                                                                 ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                          $64,396    $64,971
    Income taxes                                                  $18,219    $17,840
  Noncash investing and financing activities:
    Capital lease obligations incurred                             $9,677          -
    Excess of fair value of decommissioning trust
       assets over amount invested                                   $220          -

See Notes to Financial Statements.

                         LOUISIANA POWER & LIGHT COMPANY
                           SELECTED OPERATING RESULTS
            For the Three and Six Months Ended June 30, 1994 and 1993
                                  (Unaudited)


                                         Three Months Ended   Increase/
             Description                  1994      1993     (Decrease)   %
                                                 (In Millions)
Electric Operating Revenues:
  Residential                            $ 139.4   $ 117.0     $ 22.4    19
  Commercial                                92.0      78.7       13.3    17
  Industrial                               169.1     152.3       16.8    11
  Governmental                               7.9       6.6        1.3    20
                                       --------- ---------    -------
    Total retail                           408.4     354.6       53.8    15
  Sales for resale                           8.8      12.6       (3.8)  (30)
  Other                                     24.4      32.4       (8.0)  (25)
                                       --------- ---------    -------
    Total                                $ 441.6   $ 399.6     $ 42.0    11
                                       ========= =========    =======


Billed Electric Energy
 Sales (Millions of KWH):
  Residential                              1,691     1,535        156    10
  Commercial                               1,118     1,025         93     9
  Industrial                               3,979     3,909         70     2
  Governmental                                99        92          7     8
                                       --------- ---------    -------
    Total retail                           6,887     6,561        326     5
  Sales for resale                           217       379       (162)  (43)
                                       --------- ---------    -------
    Total                                  7,104     6,940        164     2
                                       ========= =========    =======


                                          Six Months Ended    Increase/
             Description                  1994      1993     (Decrease)   %
                                                (In Millions)
Electric Operating Revenues:
  Residential                            $ 264.4   $ 226.6     $ 37.8    17
  Commercial                               172.8     151.9       20.9    14
  Industrial                               329.0     304.7       24.3     8
  Governmental                              15.8      14.1        1.7    12
                                       --------- ---------    -------
    Total retail                           782.0     697.3       84.7    12
  Sales for resale                          15.7      18.9       (3.2)  (17)
  Other                                     27.8      41.2      (13.4)  (33)
                                       --------- ---------    -------
    Total                                $ 825.5   $ 757.4     $ 68.1     9
                                       ========= =========    =======


Billed Electric Energy
 Sales (Millions of KWH):
  Residential                              3,371     3,019        352    12
  Commercial                               2,146     1,960        186     9
  Industrial                               7,956     7,734        222     3
  Governmental                               206       194         12     6
                                       --------- ---------    -------
    Total retail                          13,679    12,907        772     6
  Sales for resale                           345       519       (174)  (34)
                                       --------- ---------    -------
    Total                                 14,024    13,426        598     4
                                       ========= =========    =======


                      MISSISSIPPI POWER & LIGHT COMPANY
                               BALANCE SHEETS
                     June 30, 1994 and December 31, 1993
                                 (Unaudited)
                                                             1994           1993
                                                                (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                                 $1,432,998     $1,389,229
  Construction work in progress                                73,241         62,699
                                                           ----------     ----------
           Total                                            1,506,239      1,451,928
  Less - accumulated depreciation and amortization            568,726        577,728
                                                           ----------     ----------
           Utility plant - net                                937,513        874,200
                                                           ----------     ----------

Other Property and Investments:
  Investment in subsidiary company - at equity                  5,531          5,531
  Other                                                         4,756          4,760
                                                           ----------     ----------
           Total                                               10,287         10,291
                                                           ----------     ----------


Current Assets:
  Cash                                                            355          7,999
  Notes receivable                                              6,673          7,118
  Accounts receivable:
    Customer (less allowance for doubtful
      accounts of $2.5 million in 1994 and 1993)               37,412         33,155
    Associated companies                                       12,016          7,342
    Other                                                       3,891          3,672
    Accrued unbilled revenues                                  60,997         57,414
  Fuel inventory - at average cost                              4,542          8,652
  Materials and supplies - at average cost                     21,664         20,886
  Rate deferrals                                              106,032         96,935
  Prepayments and other                                        14,806         13,763
                                                           ----------     ----------
            Total                                             268,388        256,936
                                                           ----------     ----------


Deferred Debits and Other Assets:
  Rate deferrals                                              451,204        504,428
  Notes receivable                                              6,767          9,951
  Other                                                        29,741         20,931
                                                           ----------     ----------
            Total                                             487,712        535,310
                                                           ----------     ----------

            TOTAL                                          $1,703,900     $1,676,737
                                                           ==========     ==========
See Notes to Financial Statements.

                        MISSISSIPPI POWER & LIGHT COMPANY
                                 BALANCE SHEETS
                       June 30, 1994 and December 31, 1993
                                   (Unaudited)
                                                             1994           1993
                                                                (In Thousands)
            CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares in 1994 and 1993                        $199,326       $199,326
  Capital stock expense and other                              (1,762)        (1,864)
  Retained earnings                                           251,472        236,337
                                                           ----------     ----------
            Total common shareholder's equity                 449,036        433,799
  Preferred stock:
    Without sinking fund                                       57,881         57,881
    With sinking fund                                          38,770         46,770
  Long-term debt                                              494,451        516,156
                                                           ----------     ----------
            Total                                           1,040,138      1,054,606
                                                           ----------     ----------

Other Noncurrent Liabilities:
  Obligations under capital leases                                622            686
  Other                                                        10,720          6,231
                                                           ----------     ----------
            Total                                              11,342          6,917
                                                           ----------     ----------

Current Liabilities:
  Currently maturing long-term debt                            40,015         48,250
  Notes payable:
    Associated companies                                       30,922         11,568
    Other                                                      30,000              -
  Accounts payable:
    Associated companies                                       34,714         29,181
    Other                                                      19,991         12,157
  Customer deposits                                            21,898         21,474
  Taxes accrued                                                24,013         24,252
  Accumulated deferred income taxes                            45,237         41,758
  Interest accrued                                             18,954         23,171
  Dividends declared                                            1,797          1,985
  Obligations under capital leases                                140            156
  Other                                                        14,097         17,147
                                                           ----------     ----------
            Total                                             281,778        231,099
                                                           ----------     ----------

Deferred Credits:
  Accumulated deferred income taxes                           301,620        311,616
  Accumulated deferred investment tax credits                  36,276         37,193
  SFAS 109 regulatory liability - net                          22,988         23,626
  Other                                                         9,758         11,680
                                                           ----------     ----------
            Total                                             370,642        384,115
                                                           ----------     ----------

Commitments and Contingencies (Notes 1 and 2)

            TOTAL                                          $1,703,900     $1,676,737
                                                           ==========     ==========
See Notes to Financial Statements.


                       MISSISSIPPI POWER & LIGHT COMPANY
                             STATEMENTS OF INCOME
            For the Three and Six Months Ended June 30, 1994 and 1993
                                (Unaudited)
                                                  Three Months Ended            Six Months Ended
                                                  1994           1993          1994          1993
                                                                  (In Thousands)
Operating Revenues                              $229,790       $229,506      $417,207      $408,973
                                                --------       --------      --------      --------


Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                41,818         31,416        64,613        41,349
    Purchased power                               58,558         71,294       122,880       146,683
    Other operation and maintenance               40,643         38,596        77,216        72,000
  Depreciation and amortization                    9,051          7,980        17,757        15,998
  Taxes other than income taxes                   10,460          9,823        20,736        19,834
  Income taxes                                    10,628         14,337        11,853        15,327
  Amortization of rate deferrals                  24,804         17,589        49,609        35,177
                                                --------       --------      --------      --------
        Total                                    195,962        191,035       364,664       346,368
                                                --------       --------      --------      --------

Operating Income                                  33,828         38,471        52,543        62,605
                                                --------       --------      --------      --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                               445            226         1,021           395
  Miscellaneous - net                                158             53           252           555
  Income taxes                                       (61)           (20)          (97)         (207)
                                                --------       --------      --------      --------
        Total                                        542            259         1,176           743
                                                --------       --------      --------      --------

Interest Charges:
  Interest on long-term debt                      11,159         12,799        23,196        26,721
  Other interest - net                             1,844            753         3,274         1,494
  Allowance for borrowed funds used
   during construction                              (286)          (161)         (653)         (282)
                                                --------       --------      --------      --------
        Total                                     12,717         13,391        25,817        27,933
                                                --------       --------      --------      --------

Income before Cumulative Effect of
 a Change in Accounting Principle                 21,653         25,339        27,902        35,415

Cumulative Effect to January 1, 1993
 of Accruing Unbilled Revenues (net
 of income taxes of $19,456)                           -              -             -        32,706
                                                --------       --------      --------      --------
Net Income                                        21,653         25,339        27,902        68,121

Preferred Stock Dividend Requirements
 and Other                                         1,955          2,374         4,030         4,769
                                                --------       --------      --------      --------
Earnings Applicable to Common Stock              $19,698        $22,965       $23,872       $63,352
                                                ========       ========      ========      ========
See Notes to Financial Statements.


                              MISSISSIPPI POWER & LIGHT COMPANY
                                  STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 1994 and 1993
                                        (Unaudited)
                                                                   1994       1993
                                                                    (In Thousands)
Operating Activities:
  Net income                                                      $27,902    $68,121
  Noncash items included in net income:
    Cumulative effect of a change in accounting principle               -    (32,706)
    Change in rate deferrals                                       44,127     19,215
    Depreciation and amortization                                  17,757     15,998
    Deferred income taxes and investment tax credits               (7,288)    (4,878)
    Allowance for equity funds used during construction            (1,021)      (395)
  Changes in working capital:
    Receivables                                                   (12,733)   (14,370)
    Fuel inventory                                                  4,110        783
    Accounts payable                                               13,367     10,608
    Taxes accrued                                                    (239)    (3,217)
    Interest accrued                                               (4,217)       194
    Other working capital accounts                                 (4,002)   (11,562)
  Other                                                            (4,311)     4,533
                                                                 --------   --------
    Net cash flow provided by operating activities                 73,452     52,324
                                                                 --------   --------
Investing Activities:
  Construction expenditures                                       (80,224)   (23,693)
  Allowance for equity funds used during construction               1,021        395
                                                                 --------   --------

    Net cash flow used in investing activities                    (79,203)   (23,298)
                                                                 --------   --------
Financing Activities:
  Proceeds from the issuance of:
    General and refunding bonds                                         -    125,000
    Other long-term debt                                           15,652          -
  Retirement of:
    First mortgage bonds                                                -    (73,185)
    General and refunding bonds                                   (30,000)   (55,000)
    Other long-term debt                                          (16,045)      (120)
  Redemption of preferred stock                                    (8,000)    (8,000)
  Dividends paid:
    Common stock                                                   (8,800)   (27,900)
    Preferred stock                                                (4,054)    (4,906)
  Changes in short-term borrowings                                 49,354          -
                                                                 --------   --------
    Net cash flow used in financing activities                     (1,893)   (44,111)
                                                                 --------   --------
Net decrease in cash and cash equivalents                          (7,644)   (15,085)

Cash and cash equivalents at beginning of period                    7,999     34,008
                                                                 --------   --------
Cash and cash equivalents at end of period                           $355    $18,923
                                                                 ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                          $29,113    $27,356
    Income taxes                                                   $8,577     $9,912

See Notes to Financial Statements.

                          MISSISSIPPI POWER & LIGHT COMPANY
                             SELECTED OPERATING RESULTS
              For the Three and Six Months Ended June 30, 1994 and 1993
                                    (Unaudited)


                                         Three Months Ended   Increase/
             Description                  1994      1993     (Decrease)   %
                                                (In Millions)
Electric Operating Revenues:
  Residential                             $ 75.0    $ 70.2      $ 4.8     7
  Commercial                                61.9      57.5        4.4     8
  Industrial                                45.0      42.3        2.7     6
  Governmental                               7.3       6.8        0.5     7
                                       --------- ---------    -------
    Total retail                           189.2     176.8       12.4     7
  Sales for resale                          15.5      12.9        2.6    20
  Other                                     25.1      39.8      (14.7)  (37)
                                       --------- ---------    -------
    Total                                $ 229.8   $ 229.5      $ 0.3     -
                                       ========= =========    =======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                                869       773         96    12
  Commercial                                 749       656         93    14
  Industrial                                 713       651         62    10
  Governmental                                87        77         10    13
                                       --------- ---------    -------
    Total retail                           2,418     2,157        261    12
  Sales for resale                           441       315        126    40
                                       --------- ---------    -------
    Total                                  2,859     2,472        387    16
                                       ========= =========    =======


                                          Six Months Ended    Increase/
             Description                  1994      1993     (Decrease)   %
                                                (In Millions)
Electric Operating Revenues:
  Residential                            $ 151.1   $ 140.2     $ 10.9     8
  Commercial                               120.3     110.9        9.4     8
  Industrial                                89.1      82.3        6.8     8
  Governmental                              13.9      13.2        0.7     5
                                       --------- ---------    -------
    Total retail                           374.4     346.6       27.8     8
  Sales for resale                          23.6      18.5        5.1    28
  Other                                     19.2      43.9      (24.7)  (56)
                                       --------- ---------    -------
    Total                                $ 417.2   $ 409.0      $ 8.2     2
                                       ========= =========    =======


Billed Electric Energy
 Sales (Millions of KWH):
  Residential                              1,845     1,663        182    11
  Commercial                               1,432     1,280        152    12
  Industrial                               1,405     1,274        131    10
  Governmental                               164       151         13     9
                                       --------- ---------    -------
    Total retail                           4,846     4,368        478    11
  Sales for resale                           573       366        207    57
                                       --------- ---------    -------
    Total                                  5,419     4,734        685    14
                                       ========= =========    =======

                          NEW ORLEANS PUBLIC SERVICE INC.
                                 BALANCE SHEETS
                        June 30, 1994 and December 31, 1993
                                   (Unaudited)
                                                             1994           1993
                                                                 (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                                   $478,120       $476,976
  Natural gas                                                 114,853        113,666
  Construction work in progress                                22,750         15,205
                                                             --------       --------
           Total                                              615,723        605,847
  Less - accumulated depreciation and amortization            338,172        330,268
                                                             --------       --------
           Utility plant - net                                277,551        275,579
                                                             --------       --------

Other Investments:
  Investment in subsidiary company - at equity                  3,259          3,259
                                                             --------       --------

Current Assets:
  Cash and cash equivalents:
    Cash                                                        8,224          1,176
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                   17,522         10,034
        Other                                                  29,996         32,107
                                                             --------       --------
           Total cash and cash equivalents                     55,742         43,317
  Accounts receivable:
    Customer (less allowance for doubtful
      accounts of $0.8 million in 1994 and 1993)               30,965         35,801
    Associated companies                                        1,104          1,378
    Other                                                         872            876
    Accrued unbilled revenues                                  21,915         19,643
  Deferred electric fuel and resale gas costs                   3,862          6,323
  Accumulated deferred income taxes                               492              -
  Materials and supplies - at average cost                      9,941         11,885
  Rate deferrals                                               27,678         24,587
  Prepayments and other                                         8,991          2,994
                                                             --------       --------
           Total                                              161,562        146,804
                                                             --------       --------

Deferred Debits and Other Assets:
  Rate deferrals                                              190,720        204,190
  SFAS 109 regulatory asset - net                               9,699          9,004
  Other                                                         9,638          8,769
                                                             --------       --------
           Total                                              210,057        221,963
                                                             --------       --------

           TOTAL                                             $652,429       $647,605
                                                             ========       ========
See Notes to Financial Statements.

                           NEW ORLEANS PUBLIC SERVICE INC.
                                   BALANCE SHEETS
                         June 30, 1994 and December 31, 1993
                                    (Unaudited)

                                                               1994           1993
                                                                 (In Thousands)
            CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $4 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares in 1994 and 1993                         $33,744        $33,744
  Paid-in capital                                              36,201         36,156
  Retained earnings subsequent to the elimination
    of the accumulated deficit of $13.9 million on
    November 30, 1988                                         113,948        100,556
                                                             --------       --------
         Total common shareholder's equity                    183,893        170,456
  Preferred stock:
    Without sinking fund                                       19,780         19,780
    With sinking fund                                           3,450          4,950
  Long-term debt                                              164,136        188,312
                                                             --------       --------
           Total                                              371,259        383,498
                                                             --------       --------


Other Noncurrent Liabilities:
  Accumulated provision for losses                             18,022         18,022
  Other                                                         6,716          3,351
                                                             --------       --------
           Total                                               24,738         21,373
                                                             --------       --------

Current Liabilities:
  Currently maturing long-term debt                            24,200         15,000
  Accounts payable:
    Associated companies                                       17,998         23,080
    Other                                                      23,292         22,011
  Customer deposits                                            16,987         16,617
  Accumulated deferred income taxes                                 -          4,968
  Taxes accrued                                                12,334          5,161
  Interest accrued                                              4,793          5,472
  Dividends declared                                              374            432
  Other                                                        16,337          6,935
                                                             --------       --------
           Total                                              116,315         99,676
                                                             --------       --------

Deferred Credits:
  Accumulated deferred income taxes                           100,707        105,096
  Accumulated deferred investment tax credits                  11,220         11,592
  Other                                                        28,190         26,370
                                                             --------       --------
           Total                                              140,117        143,058
                                                             --------       --------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                             $652,429       $647,605
                                                             ========       ========
See Notes to Financial Statements.



                           NEW ORLEANS PUBLIC SERVICE INC.
                                STATEMENTS OF INCOME
              For the Three and Six Months Ended June 30, 1994 and 1993
                                    (Unaudited)
                                                   Three Months Ended           Six Months Ended
                                                  1994           1993          1994          1993
                                                                 (In Thousands)
Operating Revenues:
  Electric                                      $107,617       $101,565      $186,472      $180,984
  Natural gas                                     16,785         18,617        55,018        47,764
                                                --------       --------      --------      --------
        Total                                    124,402        120,182       241,490       228,748
                                                --------       --------      --------      --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses
     and gas purchased for resale                 26,044         20,676        59,959        46,809
    Purchased power                               35,209         39,450        72,941        76,463
    Other operation and maintenance               20,289         20,596        39,960        42,567
  Depreciation and amortization                    4,743          4,303         9,453         8,594
  Taxes other than income taxes                    6,877          6,738        13,931        13,008
  Income taxes                                     7,555          7,025         8,174         8,127
  Rate deferrals:
    Rate deferrals                                     -           (313)            -        (1,626)
    Amortization of rate deferrals                 5,805          3,918        12,733         8,189
                                                --------       --------      --------      --------
        Total                                    106,522        102,393       217,151       202,131
                                                --------       --------      --------      --------

Operating Income                                  17,880         17,789        24,339        26,617
                                                --------       --------      --------      --------


Other Income (Deductions):
  Allowance for equity funds used
    during construction                              124             34           237            34
  Miscellaneous - net                                474            760           984         1,138
  Income taxes                                      (184)          (176)         (709)           16
                                                --------       --------      --------      --------
        Total                                        414            618           512         1,188
                                                --------       --------      --------      --------

Interest Charges:
  Interest on long-term debt                       4,095          5,358         8,464        10,402
  Other interest - net                               479            366           938           740
  Allowance for borrowed funds used
    during construction                              (92)           (31)         (176)          (33)
                                                --------       --------      --------      --------
        Total                                      4,482          5,693         9,226        11,109
                                                --------       --------      --------      --------

Income before Cumulative Effect of
 a Change in Accounting Principle                 13,812         12,714        15,625        16,696

Cumulative Effect to January 1, 1993
 of Accruing Unbilled Revenues (net
 of income taxes of $6,592)                            -              -             -        10,948
                                                --------       --------      --------      --------
Net Income                                        13,812         12,714        15,625        27,644

Preferred Stock Dividend Requirements                375            432           833           903
  and Other
                                                --------       --------      --------      --------
Earnings Applicable to Common Stock              $13,437        $12,282       $14,792       $26,741
                                                ========       ========      ========      ========
See Notes to Financial Statements.


                           NEW ORLEANS PUBLIC SERVICE INC.
                               STATEMENTS OF CASH FLOWS
                     For the Six Months Ended June 30, 1994 and 1993
                                     (Unaudited)
                                                                   1994       1993
                                                                   (In Thousands)
Operating Activities:
  Net income                                                      $15,625    $27,644
  Noncash items included in net income:
    Cumulative effect of a change in accounting principle               -    (10,948)
    Change in rate deferrals                                       10,379      5,461
    Depreciation and amortization                                   9,453      8,594
    Deferred income taxes and investment tax credits              (10,899)    (1,157)
    Allowance for equity funds used during construction              (237)       (34)
    Net pension expense                                                 -      2,204
  Changes in working capital:
    Receivables                                                     2,842        884
    Accounts payable                                               (3,801)    (8,944)
    Taxes accrued                                                   7,173       (706)
    Interest accrued                                                 (679)      (522)
    Other working capital accounts                                  8,180     (8,611)
  Other                                                             3,752        628
                                                                 --------   --------
    Net cash flow provided by operating activities                 41,788     14,493
                                                                 --------   --------
Investing Activities:
  Construction expenditures                                       (10,855)    (8,644)
  Allowance for equity funds used during construction                 237         34
                                                                 --------   --------
    Net cash flow used in investing activities                    (10,618)    (8,610)
                                                                 --------   --------
Financing Activities:
  Proceeds from the issuance of general
    and refunding bonds                                                 -     70,000
  Retirement of general and refunding bonds                       (15,000)   (44,400)
  Redemption of preferred stock                                    (1,500)    (1,500)
  Dividends paid:
    Common stock                                                   (1,400)    (6,100)
    Preferred stock                                                  (845)      (961)
                                                                 --------   --------
   Net cash flow provided by (used in) financing activities       (18,745)    17,039
                                                                 --------   --------

Net increase in cash and cash equivalents                          12,425     22,922

Cash and cash equivalents at beginning of period                   43,317     46,070
                                                                 --------   --------
Cash and cash equivalents at end of period                        $55,742    $68,992
                                                                 ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                           $9,663    $11,407
    Income taxes                                                  $12,671     $8,236

See Notes to Financial Statements.

                           NEW ORLEANS PUBLIC SERVICE INC.
                             SELECTED OPERATING RESULTS
               For the Three and Six Months Ended June 30, 1994 and 1993
                                    (Unaudited)


                                         Three Months Ended  Increase/
             Description                  1994      1993     (Decrease)   %
                                                 (In Millions)
Electric Operating Revenues:
  Residential                             $ 33.6    $ 29.4      $ 4.2    14
  Commercial                                41.1      38.3        2.8     7
  Industrial                                 6.8       6.2        0.6    10
  Governmental                              15.1      14.0        1.1     8
                                       --------- ---------    -------
    Total retail                            96.6      87.9        8.7    10
  Sales for resale                           3.1       3.3       (0.2)   (6)
  Other                                      7.9      10.4       (2.5)  (24)
                                       --------- ---------    -------
    Total                                $ 107.6   $ 101.6      $ 6.0     6
                                       ========= =========    =======


Billed Electric Energy
 Sales (Millions of KWH):
  Residential                                433       387         46    12
  Commercial                                 498       469         29     6
  Industrial                                 135       127          8     6
  Governmental                               234       218         16     7
                                       --------- ---------    -------
    Total retail                           1,300     1,201         99     8
  Sales for resale                           101       104         (3)   (3)
                                       --------- ---------    -------
    Total                                  1,401     1,305         96     7
                                       ========= =========    =======



                                          Six Months Ended   Increase/
             Description                  1994      1993     (Decrease)   %
                                                 (In Millions)
Electric Operating Revenues:
  Residential                             $ 61.6    $ 54.0      $ 7.6    14
  Commercial                                80.1      74.8        5.3     7
  Industrial                                13.1      12.0        1.1     9
  Governmental                              29.0      27.4        1.6     6
                                       --------- ---------    -------
    Total retail                           183.8     168.2       15.6     9
  Sales for resale                           4.5       5.8       (1.3)  (22)
  Other                                     (1.8)      7.0       (8.8) (126)
                                       --------- ---------    -------
    Total                                $ 186.5   $ 181.0      $ 5.5     3
                                       ========= =========    =======


Billed Electric Energy
 Sales (Millions of KWH):
  Residential                                800       714         86    12
  Commercial                                 955       906         49     5
  Industrial                                 254       237         17     7
  Governmental                               445       420         25     6
                                       --------- ---------    -------
    Total retail                           2,454     2,277        177     8
  Sales for resale                           130       185        (55)  (30)
                                       --------- ---------    -------
    Total                                  2,584     2,462        122     5
                                       ========= =========    =======

                             SYSTEM ENERGY RESOURCES, INC.
                                    BALANCE SHEETS
                          June 30, 1994 and December 31, 1993
                                      (Unaudited)
                                                             1994           1993
                                                               (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                                 $3,027,236     $3,027,537
  Electric plant under lease                                  438,136        437,941
  Construction work in progress                                43,941         41,442
  Nuclear fuel under capital lease                             63,899         79,625
                                                           ----------     ----------
           Total                                            3,573,212      3,586,545
  Less - accumulated depreciation                             718,198        669,666
                                                           ----------     ----------
           Utility plant - net                              2,855,014      2,916,879
                                                           ----------     ----------

Other Investments:
  Decommissioning trust fund                                   28,734         24,787
                                                           ----------     ----------

Current Assets:
  Cash and cash equivalents:
    Cash                                                            -          2,424
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                   65,563         46,601
        Other                                                 112,244        147,107
                                                           ----------     ----------
           Total cash and cash equivalents                    177,807        196,132
  Accounts receivable:
    Associated companies                                       70,458         57,216
    Other                                                       3,908          2,057
  Materials and supplies - at average cost                     71,982         69,765
  Recoverable income taxes                                     60,000         63,400
  Prepayments and other                                         6,228          4,835
                                                           ----------     ----------
           Total                                              390,383        393,405
                                                           ----------     ----------

Deferred Debits and Other Assets:
  Recoverable income taxes                                      5,741         29,289
  SFAS 109 regulatory asset - net                             385,844        384,317
  Unamortized loss on reacquired debt                          56,718         17,258
  Other                                                       130,589        125,131
                                                           ----------     ----------
           Total                                              578,892        555,995
                                                           ----------     ----------

           TOTAL                                           $3,853,023     $3,891,066
                                                           ==========     ==========
See Notes to Financial Statements.

                             SYSTEM ENERGY RESOURCES, INC.
                                    BALANCE SHEETS
                          June 30, 1994 and December 31, 1993
                                     (Unaudited)

                                                              1994           1993
                                                                 (In Thousands)
            CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares in 1994 and 1993                          $789,350       $789,350
  Paid-in capital                                                   7              7
  Retained earnings                                           196,036        228,574
                                                           ----------     ----------
           Total common shareholder's equity                  985,393      1,017,931
  Long-term debt                                            1,542,648      1,511,914
                                                           ----------     ----------
           Total                                            2,528,041      2,529,845
                                                           ----------     ----------

Other Noncurrent Liabilities:
  Obligations under capital leases                              8,898         24,679
  Other                                                        18,375         18,229
                                                           ----------     ----------
           Total                                               27,273         42,908
                                                           ----------     ----------

Current Liabilities:
  Currently maturing long-term debt                           200,000        230,000
  Accounts payable:
    Associated companies                                        9,587          1,928
    Other                                                      23,781         18,223
  Taxes accrued                                                10,032         20,952
  Interest accrued                                             42,352         48,929
  Obligations under capital leases                             55,000         55,000
  Other                                                         1,136          2,805
                                                           ----------     ----------
          Total                                               341,888        377,837
                                                           ----------     ----------

Deferred Credits:
  Accumulated deferred income taxes                           782,702        775,630
  Accumulated deferred investment tax credits                 112,111        113,849
  Other                                                        61,008         50,997
                                                           ----------     ----------
          Total                                               955,821        940,476
                                                           ----------     ----------

Commitments and Contingencies (Notes 1 and 2)


          TOTAL                                            $3,853,023     $3,891,066
                                                           ==========     ==========
See Notes to Financial Statements.


                             SYSTEM ENERGY RESOURCES, INC.
                                 STATEMENTS OF INCOME
              For the Three and Six Months Ended June 30, 1994 and 1993
                                     (Unaudited)

                                                  Three Months Ended            Six Months Ended
                                                  1994           1993          1994          1993
                                                                  (In Thousands)

Operating Revenues                              $151,219       $153,527      $299,066      $318,157
                                                --------       --------      --------      --------

Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                12,234         15,229        24,221        30,342
    Other operation and maintenance               25,951         26,258        47,491        47,355
  Depreciation and decommissioning                22,998         22,742        45,967        45,418
  Taxes other than income taxes                    6,645          6,661        13,518        12,880
  Income taxes                                    17,612         17,098        37,748        40,292
                                                --------       --------      --------      --------
        Total                                     85,440         87,988       168,945       176,287
                                                --------       --------      --------      --------

Operating Income                                  65,779         65,539       130,121       141,870
                                                --------       --------      --------      --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                               312            160           634           261
  Miscellaneous - net                              1,517          1,678         2,616         3,046
  Income taxes                                       681            953        (1,039)        2,290
                                                --------       --------      --------      --------
        Total                                      2,510          2,791         2,211         5,597
                                                --------       --------      --------      --------

Interest Charges:
  Interest on long-term debt                      40,697         46,034        81,874        92,396
  Other interest - net                             2,760          1,121         4,457         2,206
  Allowance for borrowed funds used
   during construction                              (380)           (93)         (760)         (185)
                                                --------       --------      --------      --------
        Total                                     43,077         47,062        85,571        94,417
                                                --------       --------      --------      --------

Net Income                                       $25,212        $21,268       $46,761       $53,050
                                                ========       ========      ========      ========
See Notes to Financial Statements.

                            SYSTEM ENERGY RESOURCES, INC.
                              STATEMENTS OF CASH FLOWS
                   For the Six Months Ended June 30, 1994 and 1993
                                     (Unaudited)
                                                                   1994       1993
                                                                   (In Thousands)
Operating Activities:
  Net income                                                      $46,761    $53,050
  Noncash items included in net income:
    Depreciation and decommissioning                               45,967     45,418
    Deferred income taxes and investment tax credits                8,689      8,763
    Allowance for equity funds used during construction              (634)      (261)
    Amortization of debt discount                                   3,424      2,229
  Changes in working capital:
    Receivables                                                   (15,093)     6,063
    Accounts payable                                               13,217     (6,609)
    Taxes accrued                                                 (10,920)     3,480
    Interest accrued                                               (6,577)      (265)
    Other working capital accounts                                 (5,279)    (3,513)
  Recoverable income taxes                                         26,948     26,204
  Decommissioning trust contributions                              (2,503)    (2,445)
  Other                                                             8,867     13,788
                                                                 --------   --------
    Net cash flow provided by operating activities                112,867    145,902
                                                                 --------   --------
Investing Activities:
  Construction expenditures                                        (4,280)    (5,311)
  Allowance for equity funds used during construction                 634        261
  Nuclear fuel purchases                                              (54)         -
                                                                 --------   --------
   Net cash flow used in investing activities                      (3,700)    (5,050)
                                                                 --------   --------
Financing Activities:
  Proceeds from the issuance of first mortgage bonds               59,410     60,000
  Retirement of first mortgage bonds                              (60,000)   (60,000)
  Premium and expenses paid on refinancing sale/leaseback bonds   (47,602)         -
  Common stock dividends paid                                     (79,300)   (63,800)
                                                                 --------   --------
    Net cash flow used in financing activities                   (127,492)   (63,800)
                                                                 --------   --------
Net increase (decrease) in cash and cash equivalents              (18,325)    77,052

Cash and cash equivalents at beginning of period                  196,132    181,795
                                                                 --------   --------
Cash and cash equivalents at end of period                       $177,807   $258,847
                                                                 ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest - net of amount capitalized                          $88,723    $92,638
    Income taxes (refund)                                          $4,730    ($6,741)
  Noncash investing and financing activities:
    Excess of fair value of decommissioning trust                    $291          -
     assets over amount invested

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

   In June 1989, Cajun filed a civil action against GSU in the U.
S. District Court for the Middle District of Louisiana. Cajun stated in its complaint that the object of the suit is to annul, rescind, terminate, and/or dissolve the Joint Ownership Participation and Operating Agreement entered into on August 28, 1979 (Operating Agreement) relating to River Bend. Cajun alleges fraud and error by GSU, breach of its fiduciary duties owed to Cajun, and/or GSU's repudiation, renunciation, abandonment, or dissolution of its core obligations under the Operating Agreement, as well as the lack or failure of cause and/or consideration for Cajun's performance under the Operating Agreement. The suit seeks to recover Cajun's alleged $1.6 billion investment in the unit as damages, plus attorneys' fees,
interest, and costs.   Two member cooperatives of Cajun have
brought an independent action to declare the Operating Agreement void, based upon failure to get prior LPSC approval alleged to be necessary. GSU believes the suits are without merit and is contesting them vigorously.

   A trial without jury on the portion of the suit by Cajun to rescind the Operating Agreement began on April 12, 1994, and is continuing. No assurance can be given as to the outcome of this litigation. If GSU were ultimately unsuccessful in this litigation and were required to make substantial payments, GSU would probably be unable to make such payments and would probably have to seek relief from its creditors under the Bankruptcy Code. If GSU prevails in this litigation, no assurance can be provided that Cajun's weak financial condition will allow funding of all required costs of Cajun's ownership in River Bend.

     See pages 103 and 180 of the Form 10-K for the accounting treatment of preacquisition contingencies in connection with the Merger, including any charge resulting from an adverse resolution in the Cajun - River Bend litigation.

   In July 1992, Cajun notified GSU that it would fund a limited amount of costs related to the fourth refueling outage at River Bend, completed in September 1992. Cajun has also not funded its share of the costs associated with certain additional repairs and improvements at River Bend completed during that refueling outage. GSU has paid the costs associated with such repairs and improvements without waiving any rights against Cajun. GSU believes that Cajun is obligated to pay its share of such costs under the terms of the applicable contract. Cajun has filed a suit seeking a declaration that it does not owe such funds and seeking injunctive relief against GSU. GSU is contesting such suit.

   In September 1992, GSU received a letter from Cajun alleging that the operating and maintenance costs for River Bend are "far in excess of industry averages" and that "it would be imprudent for Cajun to fund these excessive costs." Cajun further stated that until it is satisfied it would fund a maximum of $700,000 per week under protest during the remainder of 1992. In a December 1992 letter, Cajun stated that it would also withhold costs associated with certain additional repairs, the majority of which were incurred during the fifth refueling outage completed in July 1994. GSU believes that Cajun's allegations are without merit and is considering its legal and other remedies available with respect to the underpayments by Cajun. The total resulting from Cajun's failure to fund repair projects, Cajun's funding limitation on refueling outages, and the weekly funding limitation by Cajun was $37 million as of June 30, 1994, compared with $33.3 million as of December 31, 1993. These amounts are reflected in long-term receivables.

   GSU has been informed that Cajun has had serious financial problems including the recent finding of imprudence by the LPSC on Cajun's participation in the River Bend nuclear project. During 1994, and for the next several years, it is expected that Cajun's share of River Bend-related costs will be in the range of $60 million to $70 million per year. Cajun's weak financial condition could have a material adverse effect on GSU, including a possible NRC action with respect to the operation of River Bend and a need to bear additional costs associated with the co-owned facilities. If GSU is required to fund Cajun's share of costs, there can be no assurance that such payments will be recovered. Cajun's weak financial condition could also affect the ultimate collectibility of amounts owed to GSU, including any amounts awarded in litigation.

Cajun - Transmission Service

Entergy Corporation and GSU

   GSU and Cajun are parties to FERC proceedings related to transmission service charge disputes. In April 1992, FERC issued a final order. In May 1992, GSU and Cajun filed motions for rehearings which are pending consideration by FERC. In June 1992, GSU filed a petition for review in the United States Court of Appeals regarding certain of the issues decided by FERC. In August 1993, the United States Court of Appeals rendered an opinion reversing the FERC order regarding the portion of such disputes relating to the calculations of certain credits and equalization charges under GSU's service schedules with Cajun. The opinion remanded the issues to FERC for further proceedings consistent with its opinion. In January 1994, FERC denied GSU's request to collect a surcharge while FERC considers the court's remand, which GSU has appealed.

   GSU interprets the FERC order and the United States Court of Appeals' decision to mean that Cajun would owe GSU approximately $90 million as of June 30, 1994. GSU further estimates that if it prevails in its May 1992 motion for rehearing, Cajun would owe GSU approximately $125 million as of June 30, 1994. If Cajun were to prevail in its May 1992 motion for rehearing to FERC, and if GSU were not to prevail in its May 1992 motion for rehearing to FERC, and if FERC does not implement the court's remand as GSU contends is required, GSU estimates it would owe Cajun ap proximately $81 million as of June 30, 1994. The above amounts are exclusive of a $7.3 million payment by Cajun on December 31, 1990, which the parties agreed to apply to the disputed transmission service charges. GSU and Cajun further agreed that their positions at FERC would remain unaffected by the $7.3 million payment. Pending FERC's ruling on the May 1992 motions for rehearing, GSU has continued to bill Cajun utilizing the historical billing methodology and has booked underpaid transmission charges, including interest, in the amount of $151 million as of June 30, 1994. This amount is reflected in long-term receivables and in other deferred credits, with no effect on net income.

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

                                                  Long-term Debt and
                Construction Expenditures           Preferred Stock
                                                 Maturities and Cash
                                                     Sinking Fund
                                                     Requirements

                   1994        1995        1996      1994-1996


Entergy            $629        $560        $550        $1,415
AP&L               $181        $172        $175          $112
GSU                $140        $128        $119          $215
LP&L               $134        $143        $142          $165
MP&L               $130         $63         $63          $228
NOPSI               $25         $26         $26          $ 81
System Energy       $18         $22         $23          $615



     The System plans to meet the above requirements with internally generated funds, including collections under the System operating companies' rate phase-in plans, and cash on hand, supplemented by the issuance of long-term debt and preferred stock. See pages 130-131, 205-206, 240-241, 271-272, and 301 of the Form 10-K and Notes 4 and 5 for information on the possible issuance of preferred stock, common stock, and long-term debt, and the possible retirement, redemption, purchase, or other acquisition of outstanding securities by the System operating companies and System Energy.

Nuclear Insurance, Spent Nuclear Fuel, and Decommissioning Costs

Entergy Corporation, AP&L, GSU, LP&L, and System Energy

     See pages 96-97, 133-134, 174-175, 208, and 304 of the
Form 10-K for information on nuclear liability, property and replacement power insurance, and related NRC regulations.

     See pages 97-98, 134, 175, 208-209, and 304-305 of the Form
10-K for information on the disposal of spent nuclear fuel, other high-level radioactive waste, and decommissioning costs associated with ANO, River Bend, Waterford 3, and Grand Gulf 1. Decommissioning costs for ANO, Waterford 3, and Grand Gulf 1 have been recently revised to be approximately $806.3 million, $320.1 million, and $365.9 million, respectively. In March 1994, AP&L filed with the APSC an interim update of the ANO cost study, which reflected significant increases in costs of low-level radioactive waste disposal. AP&L expects to include the updated costs in an annual decommissioning cost rate rider to be submitted for approval to the APSC during the fourth quarter of 1994. As of January 1994, LP&L began funding $4.8 million annually to fund the increased estimated costs for decommissioning Waterford 3. LP&L plans to file its recently revised cost study in connection with the LPSC's investigation of LP&L's rates (see Note 2).

ANO Matters

Entergy Corporation and AP&L

     See pages 30, 77, and 123 of the Form 10-K for information on leaks in certain steam generator tubes at ANO 2 that were discovered and repaired during an outage in March 1992. During a refueling outage in September 1992, a comprehensive inspection of all steam generator tubing was conducted and necessary repairs were made. During a mid-cycle outage in May 1993, a scheduled special inspection of certain steam generator tubing was conducted by Entergy Operations, and additional repairs were made. Entergy Operations operated ANO 2 with no further steam generator inspections until the refueling outage that was completed on April 23, 1994. Inspections during the outage revealed additional cracks; however, most were smaller than those seen in earlier inspections, except for one relatively large crack. Based upon results of these inspections and an inconclusive pressure test, Entergy Operations plans to inspect the steam generator tubes during a mid-cycle outage tentatively scheduled for January 1995. The operations and power output of the unit have not been materially adversely affected.

Environmental Issues

GSU

   GSU has been notified by the U. S. Environmental Protection Agency (EPA) that it has been designated as a potentially responsible party for the cleanup of sites on which GSU and others have or have been alleged to have disposed of material designated as hazardous waste. GSU is currently negotiating with the EPA and state authorities regarding the cleanup of some of these sites. Several class action and other suits have been filed in state and federal courts seeking relief from GSU and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on GSU premises. While the amounts at issue in the cleanup efforts and suits may be substantial, GSU believes that its results of operations and financial condition will not be materially affected by the outcome of the suits.

   As of June 30, 1994, GSU has accrued cumulative amounts related to the cleanup of six sites at which GSU has been designated a potentially responsible party, totaling $25.2 million since 1990. Through June 30, 1994, GSU has expensed $7.1 million cumulatively on the cleanup, resulting in a remaining liability of $18.1 million as of June 30, 1994.

Waterford 3 Lease Obligations

LP&L

     In September 1989, LP&L entered into three substantially identical, but entirely separate, transactions for the sale and leaseback of three undivided portions (aggregating approximately 9.3%) of its 100% ownership interest in Waterford 3. See pages 210-211 of the Form 10-K and Note 5 below for information.

     Upon the occurrence of certain events, LP&L may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from the lease transactions, and LP&L may be required to assume the outstanding bonds issued by the Owner Trustee to finance, in part, its acquisition of the undivided interests in Waterford 3. These events include failure, at specified dates, to maintain equity capital of at least 30% of adjusted capitalization and a fixed charge coverage ratio of at least
1.50. As of June 30, 1994, LP&L's total equity capital (including preferred stock) was 49.32% of adjusted capitalization, and its fixed charge coverage ratio was 3.30.

Reimbursement Agreement

System Energy

     Under the provisions of the Reimbursement Agreement, as amended, and letters of credit related to the Grand Gulf 1 sale and leaseback transactions, System Energy has agreed to a number of covenants relating to the maintenance of equity at not less than 33%, and common equity at not less than 29%, of adjusted capitalization, and a fixed charge coverage ratio of at least
1.60. As of June 30, 1994, System Energy's equity and common equity, in each case, approximated 34% of its adjusted capitalization, and its fixed charge coverage ratio was 1.91.

     Failure by System Energy to perform its covenants under the Reimbursement Agreement could give rise to a draw under the letters of credit and/or an early termination of the letters of credit. If such letters of credit were not replaced in a timely manner, a default under System Energy's related leases could result.

     See Note 2, "FERC Audit - Proposed Settlement," for information on a proposed settlement, which, if ultimately sustained and implemented, would cause System Energy to fall below the required equity and fixed charge coverage covenant levels. System Energy has obtained the consent of the banks (parties to the reimbursement agreement) to waive these covenants, for the 12-month period beginning with the earlier of a write-off or the first refund, if such write-off or refund
occurs prior to December 31, 1994.    System Energy believes the
conditions included in the proposed settlement are covered by the waiver. The waiver is conditioned upon System Energy not paying any common stock dividends to Entergy Corporation until the equity ratio covenant is once again met. If the proposed settlement had been in effect as of June 30, 1994, System Energy's common equity would have been approximately 32.52% of its adjusted capitalization, and its fixed charge coverage ratio would have been approximately 1.28. System Energy expects that by the end of the 12 month waiver period, it will be in compliance with the equity and fixed charge covenants. Also, see pages 296-297 of the Form 10-K for further information.

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


NOTE 2.  RATE AND REGULATORY MATTERS

River Bend

Entergy Corporation and GSU

     In May 1988, the PUCT granted GSU a permanent increase in annual revenues of $59.9 million resulting from the inclusion in rate base of approximately $1.6 billion of company-wide River Bend plant investment and approximately $182 million of related Texas retail jurisdiction deferred River Bend costs (Allowed Deferrals). In addition, the PUCT disallowed as imprudent $63.5 million of company-wide River Bend plant costs and placed in abeyance, with no finding of prudence, approximately $1.4 billion of company-wide River Bend plant investment and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs. The PUCT affirmed that the ultimate rate treatment of such amounts would be subject to future demonstration of the prudence of such costs. GSU and intervening parties appealed this order (Rate Appeal) and GSU filed a separate rate case asking that the abeyed River Bend plant costs be found prudent (Separate Rate Case). Intervening parties filed suit in a Texas district court to prohibit the Separate Rate Case. The district court's decision was ultimately appealed to the Texas Supreme Court, which ruled in 1990 that the prudence of the purported abeyed costs could not be relitigated in a separate rate proceeding. The Texas Supreme Court's decision stated that all issues relating to the merits of the original PUCT order, including the prudence of all River Bend-related costs, should be addressed in the Rate Appeal.

     In October 1991, the Texas district court in the Rate Appeal issued an order holding that, while it was clear the PUCT made an error in assuming it could set aside $1.4 billion of the total costs of River Bend and consider them in a later proceeding, the PUCT, nevertheless, found that GSU had not met its burden of proof related to the amounts placed in abeyance. The court also ruled that the Allowed Deferrals should not be included in rate base under a 1991 decision regarding El Paso Electric Company's similar deferred costs. The court further stated that the PUCT had erred in reducing GSU's deferred costs by $1.50 for each $1.00 of revenue collected under the interim rate increases authorized in 1987 and 1988. The court remanded the case to the PUCT with instructions as to the proper handling of the Allowed Deferrals. GSU's motion for rehearing was denied and, in December 1991, GSU filed an appeal of the October 1991 district court order. The PUCT also appealed the October 1991 district court order, which served to supersede the district court's judgment, rendering it unenforceable under Texas law.

     In September 1993, the Texas Third District Court of Appeals (the Appellate Court) remanded the October 1991 district court decision to the PUCT "to reexamine the record evidence to whatever extent necessary to render a final order supported by substantial evidence and not inconsistent with our opinion." The Appellate Court held that the PUCT's failure to include the company-wide $1.4 billion of River Bend construction costs in rate base was not based on substantial evidence. The Appellate Court also held that GSU's deferred operating and maintenance costs associated with the allowed portion of River Bend should be included in rate base, but that its deferred River Bend carrying costs should not be included in rate base.

     In May 1994, the Appellate Court withdrew its September 1993 opinion and entered a substitute opinion, changing its earlier decision concerning the $1.4 billion of abeyed construction costs and affirming the district court's decision that there was substantial evidence to support the PUCT's 1988 decision not to include those costs in GSU's rate base. While acknowledging that the PUCT had exceeded its authority when it attempted to defer a decision on the inclusion of those costs in rate base in order to allow GSU a further opportunity to demonstrate the prudence of those costs in a subsequent proceeding, the Appellate Court found that GSU had suffered no harm or lack of due process as a result of the PUCT's error. Accordingly, the Appellate Court held that the PUCT's action had the effect of disallowing the company-wide $1.4 billion of River Bend construction costs for ratemaking purposes. In its substituted opinion, the Appellate Court repeated its earlier decision that GSU's deferred operating and maintenance costs associated with the allowed portion of River Bend should be included in rate base, but that its deferred River Bend carrying costs should not be included in rate base. Since the PUCT had included both carrying costs and operating and maintenance costs in GSU's rate base, the Appellate Court remanded the case to the PUCT on this issue.

     The Appellate Court's substituted opinion was entered by two judges, with a third judge dissenting. The dissenting opinion states that the result of the majority opinion is, among other things, to deprive GSU of due process at the PUCT because the PUCT never reached a finding on the $1.4 billion of construction costs.

     In June 1994, the Texas Supreme Court decided three cases involving the inclusion of deferred costs in rate base. The Texas Supreme Court held that there is no distinction between the treatment of deferred carrying costs and deferred operating and maintenance costs, and that such costs capitalized pursuant to a PUCT deferred accounting order may be included in rate base through a subsequent rate case to the extent that they are found to have been prudently and reasonably incurred, that they are related to property used and useful in providing service, and that inclusion of those costs in rate base is necessary to preserve the utility's financial integrity. This test differs from the test applied by the Appellate Court in its substituted opinion, and GSU has asked the Appellate Court to reconsider its opinion in light of these Texas Supreme Court cases.

     GSU has also asked the Appellate Court to reconsider its substituted opinion as to the $1.4 billion in River Bend construction costs. Barring further review by the Appellate Court, GSU will appeal the Appellate Court's decision to the Texas Supreme Court on both issues.

     As of June 30, 1994, the River Bend plant costs disallowed for retail ratemaking purposes in Texas, the River Bend plant costs held in abeyance, and the related cost deferrals totaled (net of taxes) approximately $14 million, $295 million (both net of depreciation), and $170 million, respectively. Allowed Deferrals were approximately $92 million, net of taxes and amortization, as of June 30, 1994. GSU estimates it has collected approximately $148 million of revenues as of June 30, 1994, as a result of the originally ordered rate treatment by the PUCT of these deferred costs. If recovery of the Allowed Deferrals is not upheld, future revenues based upon those allowed deferrals could also be lost, and no assurance can be given as to whether or not refunds of revenue received based upon such deferred costs previously recorded will be required.

     No assurance can be given as to the timing or outcome of the remands or appeals described above. Pending further developments in these cases, GSU has made no write-offs for the River Bend-related costs. Management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the case will be remanded to the PUCT, and the PUCT will be allowed to rule on the prudence of the abeyed River Bend plant costs. Rate Caps imposed by the PUCT's regulatory approval of the Merger could result in GSU being unable to use the full amount of a favorable decision to immediately increase rates; however, a favorable decision could permit some increases and/or limit or prevent decreases during the period the Rate Caps are in effect. At this time, management and legal counsel are unable to predict the amount, if any, of the abeyed and previously disallowed River Bend plant costs that ultimately may be disallowed by the PUCT. A net of tax write-off as of June 30, 1994, of up to $309 million could be required based on an ultimate adverse ruling by the PUCT on the abeyed and disallowed costs.

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

     Additionally, management believes, based on advice from Clark, Thomas, & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the Allowed Deferrals will continue to be recovered in rates. Management also believes, based on advice from Clark, Thomas, & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the deferred costs related to the $1.4 billion of abeyed River Bend plant costs will be recovered in rates to the extent that the $1.4 billion of abeyed River Bend plant is recovered. However, a write-off of the $170 million of deferred costs related to the $1.4 billion of abeyed River Bend plant costs would be required if they are not allowed to be recovered in rates.

   See pages 103 and 180 of the Form 10-K for the accounting treatment of preacquisition contingencies, including any River
Bend write-down.

FERC Audit - Proposed Settlement

Entergy Corporation and System Energy

     In December 1990, FERC Division of Audits issued an audit report for System Energy for the years 1986 through 1988. The report recommended that System Energy (1) write off, and not recover in rates, approximately $95 million of Grand Gulf 1 costs included in utility plant related to certain System income tax allocation procedures alleged to be inconsistent with FERC's accounting requirements, and (2) compute refunds for the years 1987 to date to correct for resulting overcollections from AP&L, LP&L, MP&L, and NOPSI.

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

     In June 1994, System Energy, AP&L, LP&L, MP&L, and NOPSI reached a tentative settlement with the FERC staff and other parties. The proposed settlement, which is subject to approval by FERC, would require System Energy to refund or credit approximately $60 million to AP&L, LP&L, MP&L, and NOPSI, which would in turn make refunds to their customers (except for those portions attributable to AP&L's and LP&L's retained share of Grand Gulf 1 costs). Additionally, System Energy would refund or credit a total of approximately $62 million, plus interest, to AP&L, LP&L, MP&L, and NOPSI over the period through July 2004. The proposed settlement would also require the write-off of certain related unamortized balances of deferred investment tax credits by AP&L, LP&L, MP&L, and NOPSI. Had the proposed settlement been effective in the second quarter of 1994, it would have reduced Entergy Corporation's consolidated net income for the quarter and six months ended June 30, 1994, by approximately $71.5 million, partially offset by the write-off of the unamortized balances of related deferred investment tax credits of approximately $66.5 million ($27.3 million for AP&L; $31.5 million for LP&L; $6 million for MP&L; and $1.7 million for NOPSI). Pursuant to the proposed settlement, System Energy would also reclassify from utility plant to other deferred debits approximately $81 million of other Grand Gulf 1 costs. Although excluded from rate base, System Energy would be permitted to recover such costs over a 10 year period. Interest on the $62 million refund and the loss of the return on the $81 million of other Grand Gulf 1 costs will reduce Entergy's and System Energy's net income by approximately $10 million annually over the next 10 years. System Energy currently plans to file with FERC for approval of the proposed settlement in August 1994. However, there can be no assurance that FERC will ultimately approve the settlement in its current form.

     As a result of the charges associated with the refunds, System Energy requires the consent of certain banks (parties to the reimbursement agreements) to temporarily waive the fixed charge coverage and equity ratio covenants in the letters of credit and reimbursement agreement related to the Grand Gulf 1 sale and leaseback transaction. System Energy has obtained the consent of the banks to waive these covenants, for the 12-month period beginning with the earlier of a write-off or the first refund, if such refund occurs prior to December 31, 1994. System Energy believes the conditions included in the proposed settlement are covered by the waiver. The waiver is conditioned upon System Energy not paying any common stock dividends to Entergy Corporation until the equity ratio covenant is once again met. Absent a waiver, System Energy's failure to perform these covenants could cause a draw under the letters of credit and/or early termination of the letters of credit. If the letters of credit were not replaced in a timely manner, a default or early termination of System Energy's leases could result.

Texas Cities Rate Settlement

Entergy Corporation and GSU

     In June 1993, 13 cities within GSU's Texas service area instituted an investigation to determine whether GSU's current rates were justified. In October 1993, the general counsel of the PUCT instituted an inquiry into the reasonableness of GSU's rates. In November 1993, a settlement agreement was filed with the PUCT which provides for an initial reduction in GSU's annual retail base revenues in Texas of approximately $22.5 million effective for electric usage on or after November 1, 1993, and a second reduction of $20 million to be effective September 1994. Pursuant to the settlement, GSU reduced rates with a $20 million one-time bill credit in December 1993, and refunded approximately $3 million to Texas retail customers on bills rendered in December 1993. The PUCT approved the settlement agreement on July 21, 1994. The cities' rate inquiries were settled earlier on the same terms.

Filings with the PUCT and Texas Cities

Entergy Corporation and GSU

     In March 1994, the Texas Office of Public Utility Counsel and certain cities served by GSU instituted a second investigation of the reasonableness of GSU's rates. In June 1994, GSU provided the Cities with information GSU believes supports the current rate level in compliance with their March 1994 investigation. GSU filed the same information with the PUCT in June 1994, pursuant to provisions of the Merger agreement. In August 1994, the Cities' consultants issued a report that indicated GSU's current rates were approximately $40 to $50 million in excess of current requirements. GSU can provide no assurance as to the ultimate outcome in this matter; however, any rate reduction could be retroactive to March 31, 1994. A final determination by the cities that GSU's rates should be reduced can be appealed by GSU to the PUCT. GSU intends to vigorously oppose any reductions in current rates.

Louisiana

GSU

     Previous rate orders of the LPSC related to the River Bend phase-in plan have been appealed, and pending resolution of various appellate proceedings, GSU has made no write-off for the disallowance of $30.6 million of rate deferrals that GSU recorded for the period December 16, 1987, through February 18, 1988.

LPSC Investigation

Entergy Corporation, GSU, and LP&L

     In response to a preliminary report of the LPSC indicating that the rates of return on equity of several electric utilities subject to the LPSC's jurisdiction may be too high, GSU provided the LPSC with information GSU believes supports the current rate level. In September 1993, the LPSC deferred review of GSU's base rates until the first post-Merger earnings analysis is filed in accordance with the LPSC Merger approval. In May 1994, GSU made the required first post-Merger earnings analysis filing with the LPSC, which GSU believes supports the current level of rates.

     Recognizing that LP&L was subject to a rate freeze until March 1994, the LPSC requested LP&L to explain its "relatively high cost of debt" compared to other electric utilities subject to LPSC jurisdiction. LP&L responded to this request, and in an August 1993 report to the LPSC, the LPSC's legal consultants acknowledged LP&L's rationale for its cost of debt in comparison to two other utilities subject to the LPSC's jurisdiction. In October 1993, the LPSC approved a schedule to conduct a review of LP&L's rates and rate structure upon the expiration of LP&L's rate freeze. Discovery is currently underway and hearings are
scheduled to begin in December 1994.    In August 1994, LP&L will
file a cost of service analysis with the LPSC, which LP&L believes will support its current rate level.

February 1994 Ice Storm

Entergy Corporation, AP&L, and MP&L

     In early February 1994, an ice storm left more than 221,000 Entergy customers without electric power across the System's four-state service area. The storm was the most severe natural disaster ever to affect the System, causing damage to transmission and distribution lines, equipment, poles, and facilities in certain areas, primarily in Mississippi. Repair costs are currently estimated to be $114.6 million, $27.5 million, and $78.7 million for the System, AP&L, and MP&L, respectively with $83.8 million, $16.6 million, and $65.3 million of these amounts estimated to be capitalized as plant-related costs. The remaining balances have been charged against the respective companies' regulatory storm damage reserves, except for MP&L which recorded a deferred debit. Estimated construction expenditures (see Note 1) reflect the above amounts. On April
16, 1994, MP&L filed for rate recovery of costs related to the ice storm. MP&L's filing, as subsequently amended, requested recovery of the revenue requirement associated with MP&L's ice storm costs recorded through April 30, 1994. MP&L intends to make another ice storm rate filing with the MPSC by early 1995 to recover ice storm costs recorded by MP&L after April 30, 1994.
In early August 1994, MP&L and the MPSC's Public Utilities Staff
(MPUS) entered into a stipulation with respect to the recovery of ice storm costs recorded through April 30, 1994. Under the stipulation, which must be approved by the MPSC, MP&L will implement for five years, beginning in October 1994, an ice storm rider schedule that will increase rates approximately $8 million annually. At the end of the five year period, the revenue requirement associated with the undepreciated ice storm capitalized costs will be included in MP&L's base rates to the extent that this revenue requirement does not result in MP&L's rate of return on rate base being above the benchmark rate of return under MP&L's formula rate plan.

NOPSI Rate Reduction/Credit

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

     On July 7, 1994, NOPSI and the Council agreed that, based on the test year ended September 30, 1993, NOPSI's earnings exceeded its revenue requirement by $24.95 million and in accordance with the terms of the 1991 NOPSI Settlement and a 1992 gas rate settlement, there would be a prospective base rate reduction for twelve months commencing July 14, 1994. The reduction, because of the rate freeze, will be accomplished by means of a credit (to be expressed on a per kwh basis) to customers' bills. The per kilowatt hour credit will be calculated by dividing test year overearnings by test year kwh consumption and applied to kilowatt hour usage during the period ending July 13, 1995. In the first quarter of 1994, NOPSI recorded a $14.3 million reserve for the anticipated revenue reduction, which reduced net income by $8.8 million (net of tax). The reserve will be reduced by the actual credits prospectively applied to customers bills in accordance with the terms of the July 7, 1994 agreement.

     Management believes that any rate investigation by the Council in accordance with the 1991 settlement agreement and a 1992 gas rate settlement which may propose a base rate reduction to be in effect after the expiration of the rate freeze should reflect, as an offset, any rate reduction credit then in effect as a result of overearnings during the rate freeze period. NOPSI can provide no assurance as to the level of return on common equity that will be achieved from operations, nor the amount of rate reduction/credit, if any, prior to or after the end of the rate freeze. NOPSI's earnings for the nine months ended June 30, 1994, are comparable to the earnings by NOPSI for the same period included in the test year ended September 30, 1993.

LPSC Fuel Cost Review

GSU

     In November 1993, the LPSC ordered a review of GSU's fuel costs. The LPSC stated that fuel costs for the period October 1988 through September 1991 (Phase 1) would be reviewed based on the number of outages at River Bend and the findings in the June 1993 PUCT fuel reconciliation case. In July 1994, the LPSC made a decision in the Phase 1 fuel review case and ordered GSU to refund approximately $27 million to its customers. Under the order, $13.1 million, which was not contested under a recent Louisiana Supreme Court decision as discussed below, is to be refunded immediately through a billing credit on August bills. The remaining portion of the LPSC ordered refund, which is being contested by GSU, is suspended to allow GSU 30 days to review the report of special counsel and request rehearing of this remaining portion. GSU will then be given an opportunity to address this remaining refund portion in the LPSC's August open session. Unless the LPSC amends its order in the August session, GSU plans to appeal the order.

     In February 1990, the LPSC disallowed the pass-through to ratepayers for the portion of GSU's cost to purchase power from Nelson Industrial Steam Company (NISCO) representing the excess of NISCO's purchase price of the units over GSU's depreciated cost of the units. GSU appealed the 1990 order. In March 1994,
the Louisiana Supreme Court ruled in favor of the LPSC.   GSU
recorded an estimated refund provision of $13.1 million, before related income taxes of $5.3 million.

PUCT Fuel Cost Review

GSU

     For information on the June 1993 PUCT fuel reconciliation case, see page 164 of the Form 10-K.
In June 1994, GSU filed a petition with the PUCT for the reconciliation of over- and under-recovery of fuel and purchased power expenses for the period October 1, 1991, through December 31, 1993, in accordance with the Texas merger settlement agreement. GSU is required to reconcile its fuel costs from the end of the period of its last fuel reconciliation through the Merger closing date to reflect the fuel and purchased power costs GSU incurred as a stand-alone company. GSU believes there was a net under-recovery of approximately $4.6 million for the period but has indicated that it does not propose to surcharge the under-recovery at this time. A prehearing conference was held on July 18, 1994, at which time a procedural schedule was adopted which provides for hearings to begin on January 9, 1995.

NOTE 3.  LINES OF CREDIT AND RELATED BORROWINGS

     See pages 89, 129, 169, 203, 239, 270, and 300 of the Form
10-K for information on Entergy Corporation's, the System operating companies', and System Energy's short-term borrowing authorizations, including the Money Pool, and certain limitations thereon, and lines of credit with banks. As of June 30, 1994, GSU had unused lines of credit for short-term borrowings of $5.0 million. On March 25, 1994, GSU received SEC authorization to participate in the Money Pool. GSU is authorized to effect short-term borrowings of up to $125 million, subject to increase to as much as $455 million after further SEC approval. On April 21, 1994, AP&L, LP&L, and MP&L received SEC approval to increase their short-term borrowing limits to $200 million (from $125 million), $200 million (from $125 million), and $113 million
(from $100 million), respectively. As of June 30, 1994, Entergy Corporation and the System operating companies had outstanding short-term borrowings from the Money Pool and/or from banks as follows (in millions):

             Company              Money Pool     Banks

             Entergy Corporation      -          $43.0
             AP&L                  $17.6         $34.0
             GSU                      -             -
             LP&L                  $55.0         $19.2
             MP&L                  $30.9         $30.0
             NOPSI                    -             -


NOTE 4.  PREFERRED AND COMMON STOCK

Entergy Corporation

     Entergy Corporation has a program to repurchase shares of its outstanding common stock either on the open market or through negotiated purchases or tender offers. Stock repurchases are made from time to time depending upon market conditions and authorization of the Entergy Corporation Board of Directors. During the first six months of 1994, 2,805,000 shares of common stock were repurchased and were accounted for as treasury stock using the average cost method, at a cost of $88.8 million.

AP&L

     In the first quarter of 1994, AP&L redeemed, pursuant to sinking fund requirements, 200,000 shares of its 13.28% Series Preferred Stock, $25 par value. On June 1, 1994, AP&L redeemed, pursuant to sinking fund requirements, 80,000 shares of its 9.92% Series Preferred Stock, $25 par value. On July 1, 1994, AP&L redeemed, pursuant to sinking fund requirements, 20,000 shares of its 10.60% Series Preferred Stock, $100 par value.

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

LP&L

     In the first quarter of 1994, LP&L redeemed, pursuant to sinking fund requirements, 300,000 shares of its 12.64% Series Preferred Stock, $25 par value. On May 2, 1994, LP&L redeemed, pursuant to sinking fund requirements, 416 shares of its 14.72% Series Preferred Stock, $25 par value, which represented the remaining outstanding shares of this series. On July 1, 1994, LP&L redeemed, pursuant to sinking fund requirements, 240,000 shares of its 10.72% Series Preferred Stock, $25 par value.

MP&L

     In the first quarter of 1994, MP&L redeemed, pursuant to sinking fund requirements, 70,000 shares of its 9.76% Series Preferred Stock, $100 par value, and 10,000 shares of its 12.00% Series Preferred Stock, $100 par value. On July 1, 1994, MP&L redeemed, pursuant to sinking fund requirements, 70,000 shares of its 9.00% Series Preferred Stock, $100 par value.

NOPSI

     On March 1, 1994, NOPSI redeemed 15,000 shares of its 15.44%
Series Preferred Stock, $100 par value.


NOTE 5.  LONG-TERM DEBT

AP&L

     AP&L has received SEC authorization to enter into arrangements for the issuance and sale, through December 31, 1996, of up to $200 million aggregate principal amount of tax-exempt bonds. The proceeds of the sale have been or will be used to acquire and construct certain pollution control or sewage and solid waste disposal facilities at AP&L's generating plants or to refinance outstanding tax-exempt bonds issued for that purpose. On June 22, 1994, AP&L entered into arrangements with Pope County, Arkansas and Jefferson County, Arkansas for the issuance and sale by these counties of $19.5 million of 6.30% Pollution Control Revenue Refunding Bonds (Pope Bonds) due 2016 and $9.2 million of 6.30% Pollution Control Revenue Refunding Bonds (Jefferson Bonds) due 2018, respectively. Funds provided by the issuance of the Pope Bonds and Jefferson Bonds were used on July 15, 1994, to redeem $16.6 million of Pope County, Arkansas Pollution Control Revenue Bonds 7.35% due 2006, $2.9 million of Pope County, Arkansas Pollution Control Revenue Bonds 7.25% due 2008, and $9.2 million of Jefferson County, Arkansas Pollution Control Revenue Bonds 7.25% due 2008. On February 1, 1994, AP&L redeemed, pursuant to sinking fund requirements, $0.4 million of its 8.75% Series First Mortgage Bonds due 1998. On May 1, 1994, AP&L redeemed, pursuant to sinking fund requirements, $0.2 million of its 6.25% Series First Mortgage Bonds due 1996.

GSU

     GSU has requested, but has not yet received, SEC authorization to issue and sell, through December 31, 1995, up to $700 million aggregate principal amount of its first mortgage bonds, medium term notes and/or preferred stock. The proceeds will be used for general corporate purposes and the repayment or redemption of certain outstanding securities. GSU has also requested SEC authorization to enter into arrangements for the issuance and sale, through December 31, 1995, of up to $250 million aggregate principal amount of tax-exempt bonds for the financing or refinancing of certain sewage and/or solid waste disposal facilities. The proceeds from the sale of tax-exempt bonds will be used to finance certain sewage and/or solid waste disposal or pollution control facilities or to refinance outstanding tax-exempt bonds issued for that purpose. In addition, GSU has requested, but has not yet received, SEC authorization to purchase or otherwise acquire its outstanding pollution control revenue bonds and/or industrial development revenue bonds through December 31, 1995. On July 1, 1994, GSU redeemed, pursuant to sinking fund requirements, $0.425 million of Iberville Parish 7.0% Series Pollution Control Revenue Bonds.

LP&L

     LP&L has requested, but not yet received, SEC authorization to undertake, should LP&L decide to do so, the refunding of approximately $310 million of intermediate-term and long-term bonds issued by the Owner Trustee when it acquired interests in Waterford 3 in 1989. Such bonds became optionally redeemable in July 1994. During the first six months of 1994, LP&L redeemed, pursuant to sinking fund requirements, $0.2 million of various series of its pollution control and industrial revenue bond obligations. On June 1, 1994, LP&L retired $25 million of its 4.625% Series First Mortgage Bonds upon maturity. On July 20, 1994, LP&L entered into arrangements with the Parish of St. Charles, Louisiana, whereby such parish issued and sold $20.4 million of its 6-7/8% Environmental Revenue Bonds due 2024.

MP&L

     On April 1, 1994, MP&L retired $30 million of its 9.9% Series G&R Bonds upon maturity. On April 20, 1994, MP&L entered into arrangements with Warren County, Mississippi and Washington County, Mississippi for the issuance of an aggregate of $16.0 million principal amount of 7% Pollution Control Revenue Refunding Bonds due 2022, the proceeds of which were used to redeem $8.1 million principal amount of 8.5% Warren County Pollution Control Revenue Bonds and $7.9 million principal amount of 7.5% Washington County Pollution Control Revenue Bonds on May 13, 1994. On July 14, 1994, MP&L issued $25 million of its 8.25% Series G&R Bonds due 2004. A portion of the net proceeds from the issuance and sale of these G&R Bonds was used on July 15, 1994, to retire $18 million of MP&L's 11.11% Series G&R Bonds upon maturity.

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


NOTE 6.  RETAINED EARNINGS

     On July 29, 1994, Entergy Corporation's Board of Directors declared a common stock dividend of 45 cents per share payable on September 1, 1994.


NOTE 7.  FAIR VALUE DISCLOSURE

     The System adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. As a result, at June 30, 1994, the System has recorded on the balance sheet an additional $7.5 million in decommissioning trust funds, representing the amount by which the fair value of the securities held in such funds exceeds the amounts recovered in rates and deposited in the funds and the related earnings on the amounts deposited. Due to the regulatory treatment for decommissioning trust funds, the System recorded an offsetting amount in unrealized gains on investment securities as a regulatory liability in other deferred credits.




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

     In accordance with the purchase method of accounting, the 1993 second quarter and first six months results of operations for Entergy Corporation reported in its Statements of Consolidated Income and Cash Flows do not include GSU's results of operations. However, the Results of Operations discussion in "Management's Financial Discussion & Analysis" is presented with GSU's 1993 results of operations included for comparative purposes. This information is not necessarily indicative of the results of operations that would have occurred had the Merger been consummated for the period for which it is being given effect, nor is it necessarily indicative of future operating results.

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

         MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS


                 LIQUIDITY AND CAPITAL RESOURCES


Entergy, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy

     Liquidity is important to Entergy due to the capital intensive nature of its business, which requires large investments in long-lived assets. While large capital expenditures for the construction of new generating capacity are not currently planned, the System nevertheless requires significant capital resources primarily for the periodic maturity of certain series of debt and preferred stock. See Note 1 for additional information on the System's capital and refinancing requirements in 1994 - 1996. Net cash flow from operations for Entergy, the System operating companies, and System Energy for the six months ended June 30, 1994 and 1993, was as follows (in millions):


                              Six Months   Six Months
                                Ended         Ended
          Company              6/30/94       6/30/93

          Entergy *            $ 508.2     $ 293.3
          AP&L                 $  79.7     $  68.3
          GSU                  $ 138.7     $  (7.6)
          LP&L                 $ 147.1     $  78.8
          MP&L                 $  73.5     $  52.3
          NOPSI                $  41.8     $  14.5
          System Energy        $ 112.9     $ 145.9

* Entergy's net cash flow from operations for the six months ended June 30, 1993, excludes GSU because the Merger was not yet consummated.

     In the first six months of 1994, as in recent years, cash from operations, supplemented by cash on hand, was sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt/preferred stock maturities. (However, MP&L substantially increased its short-term borrowings because of unexpected costs incurred as a result of an ice storm.) Entergy's ability to fund most of its capital requirements with cash from operations results, in part, from our continued efforts to streamline operations and reduce costs as well as collections under the Grand Gulf 1 rate phase-in plans, which exceed current cash requirements for Grand Gulf 1-related costs. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs; therefore, there is no effect on net income.) The System operating companies and System Energy have the ability, subject to regulatory approval, to meet future capital requirements through future debt or preferred stock issuances, as discussed
below.   Also, to the extent current market interest and dividend
rates allow, the System operating companies and System Energy may continue to refinance high-cost debt and preferred stock prior to maturity.

     Productive investment of excess funds is necessary to enhance the long-term value of Entergy Corporation's common stock. Entergy Corporation expects to invest approximately $150 million per year in nonregulated and nonutility businesses. See "Significant Factors and Known Trends - Nonregulated Investments" for additional information.

     Entergy Corporation's current primary capital requirements are to periodically invest in, or make loans to, its subsidiaries. Entergy Corporation expects to meet these requirements in 1994 - 1996 with internally generated funds and cash on hand. Entergy Corporation also pays dividends on its common stock, which aggregated $207.1 million in the first six months of 1994. Declarations of dividends on common stock are made at the discretion of Entergy Corporation's Board of Directors (Board). Entergy Corporation's management has announced that it intends to maintain the current dividend payout level and recommend future dividend increases to the Board only if such increases are justified by sustained earnings growth of Entergy Corporation and its subsidiaries. Entergy Corporation receives funds through dividend payments from its subsidiaries. During the first six months of 1994, these common stock dividend
payments totaled $360.8 million.    Certain restrictions may
limit the amount of these distributions (see page 94 of the Form
10-K and Note 2).

     Entergy Corporation has a program to repurchase shares of its outstanding common stock. The occurrence and amount of such repurchases depend upon market conditions and authorization from Entergy Corporation's Board of Directors. See Note 4 for additional information. Entergy Corporation has requested SEC authorization for a $300 million bank line of credit, the proceeds of which are expected to be used for common stock repurchases, investments in nonregulated and nonutility businesses, and other activities. Certain parties have intervened in this proceeding, and the application is pending.

     Certain agreements and restrictions limit the amount of mortgage bonds and preferred stock that can be issued by each of the System operating companies and System Energy. Based on the most restrictive applicable tests as of June 30, 1994, and an assumed annual interest or dividend rate of 9%, each of the System operating companies and System Energy could have issued bonds or preferred stock in the following amounts (in millions):

               Company          Bonds   Preferred Stock

               AP&L             $ 218       $ 690
               GSU              $ 424       $   -
               LP&L             $  69       $ 714
               MP&L             $ 238       $ 209
               NOPSI            $  87       $ 190
               System Energy    $ 291           *

* System Energy's charter does not provide for the issuance of preferred stock.

      In addition, the System operating companies and System Energy have the conditional ability to issue bonds against the retirement of bonds, in some cases without meeting an earnings coverage test. AP&L may also issue preferred stock to refund outstanding preferred stock without meeting an earnings coverage test. GSU has no earnings coverage limitations on the issuance of preference stock. For information on the System operating companies' and System Energy's regulatory authorizations to issue and acquire securities, see Notes 4 and 5, and pages 90-94, 129-131, 170-172, 204-206, 239-241, 271-272, and 301 of the Form 10-
K. See Note 3 for information on the System's short-term borrowings.

Entergy Corporation and GSU

     See Notes 1 and 2, and Part II, Item 1. "Legal Proceedings," regarding litigation with Cajun and River Bend rate appeals. Substantial write-offs or charges resulting from adverse rulings in these matters could result in substantial net losses being reported in 1994, and subsequent periods, with resulting substantial adverse adjustments to common shareholder's equity. Also, adverse resolution of these matters could adversely affect GSU's ability to continue to pay dividends and obtain financing, which could in turn affect GSU's liquidity.

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

     In addition, System Energy's financial condition could be affected by the outcome of a pending FERC audit matter. As discussed in Note 2, FERC Division of Audits issued a report in December 1990 that recommended that System Energy write off and not recover in rates approximately $95 million of Grand Gulf 1 costs included in utility plant, and compute refunds for overcollections from AP&L, LP&L, MP&L, and NOPSI.

     In June 1994, System Energy, AP&L, LP&L, MP&L, and NOPSI reached a tentative settlement with the FERC staff and certain other parties. The proposed settlement, which is subject to approval by FERC, would require System Energy to refund or credit approximately $60 million to AP&L, LP&L, MP&L, and NOPSI, which would in turn make refunds to their customers (except for those portions attributable to AP&L's and LP&L's retained share of Grand Gulf 1 costs). Additionally, System Energy would refund or credit a total of approximately $62 million, plus interest, to AP&L, LP&L, MP&L, and NOPSI over the period through July 2004. Interest on the $62 million refund and loss of the return on certain Grand Gulf 1 costs will reduce Entergy's and System Energy's net income by approximately $10 million annually over the next 10 years. System Energy currently plans to file with FERC for approval of the proposed settlement in August 1994. However, there can be no assurance that FERC will ultimately approve the settlement in its current form. See Note 2 for additional information.

NOPSI

     As discussed in Note 2, under the terms of the 1991 NOPSI Settlement and a 1992 gas rate settlement, the Council has the right to review NOPSI's return on equity annually through October 31, 1996 under certain circumstances. Also, NOPSI is currently operating under electric and gas base rate freezes through October 31, 1996.

     On July 7, 1994, NOPSI and the Council agreed that, based on the test year ended September 30, 1993, NOPSI's earnings exceeded its revenue requirement by $24.95 million and in accordance with the terms of the 1991 NOPSI Settlement and a 1992 gas rate settlement, there would be a prospective base rate reduction for twelve months commencing July 14, 1994. The reduction, because of the rate freeze, will be accomplished by means of a credit (to be expressed on a per kwh basis) to customers' bills. NOPSI's earnings for the nine months ended June 30, 1994, are comparable to the earnings by NOPSI for the same period included in the test year ended September 30, 1993. For additional information, see
Note 2.


                      RESULTS OF OPERATIONS


ENTERGY

     On December 31, 1993, GSU became a subsidiary of Entergy Corporation. In accordance with the purchase method of accounting, the six months ended June 1993 results of operations for Entergy Corporation and subsidiaries reported in its Statements of Consolidated Income and Cash Flows do not include
GSU's results of operations.   However, the following discussion
is presented with GSU's 1993 results of operations included for comparative purposes.

Net Income

     Consolidated net income decreased $7.0 million in the second quarter of 1994 due primarily to increased costs related to the Merger, and decreased miscellaneous income - net, partially offset by a decrease in interest expense as explained below.

     Consolidated net income decreased in the first six months of 1994 due primarily to the one-time recording of the cumulative effect of the change in accounting principle for unbilled revenues for AP&L, MP&L, GSU, and NOPSI. Excluding the effect of the change in accounting principle, net income increased in the first six months of 1994 by approximately $1.3 million. This increase was primarily due to a decrease in interest on long-term debt and preferred dividend requirements as a result of continued debt refinancing and stock redemption activities.

     Significant factors affecting the results of operations and causing variances between the second quarters and first six months of 1994 and 1993 are discussed under "Revenues and Sales,"
"Expenses," and "Other" below.

Revenues and Sales

     See Entergy's "Selected Operating Results" for information on operating revenues by source and KWH sales.

     Electric operating revenues increased $85.4 million in the second quarter and $147.5 million in the first six months of 1994 due primarily to improving market conditions and increased retail energy sales resulting from colder than normal winter weather and a warmer than normal spring as compared to 1993. Additionally, revenues were higher due to increased collections of Grand Gulf 1-related costs and increased fuel adjustment revenues, which do not impact net income. The increase in fuel adjustment revenues was due to increased gas-fired generation resulting from scheduled nuclear refueling outages at Waterford 3, ANO 2, and River Bend during the first six months of 1994. Partially offsetting the above increases were rate reductions at GSU, MP&L, and NOPSI.

     Gas operating revenues increased $10.6 million in the first six months of 1994 due primarily to increased retail sales resulting from colder than normal winter weather, partially offset by lower gas sales in the second quarter of 1994 due to a warmer than normal spring.

Expenses

     Fuel for electric generation and fuel-related expenses increased $48.8 million in the second quarter and $68.2 million in the first six months of 1994 due primarily to an increase in generation requirements resulting from increased energy sales as discussed in "Revenues and Sales" above.

     Purchased power increased $33.9 million in the first six months of 1994 due primarily to increased power purchases from nonassociated utilities due to changes in generation requirements for the System operating companies resulting primarily from increased energy sales and fuel-related costs. In addition, purchased power increased in 1994 as a result of nuclear refueling outages at Waterford 3 and ANO 2.

     Nuclear refueling outage expenses decreased $5.3 million in the first six months of 1994 due primarily to a reduction in AP&L's nuclear refueling outage accrual stemming from improved outage durations and practices.

     The amortization of rate deferrals increased $13.4 million in the second quarter and $29.9 million in the first six months of 1994 due primarily to collection of more Grand Gulf 1-related costs from customers in 1994 as compared to 1993.

     Interest expense decreased $11.7 million in the second quarter and $23.8 million for in the first six months of 1994 due primarily to the refinancing of high cost debt.

     Preferred dividend requirements decreased $4.3 million in the second quarter and $7.8 million for the first six months of 1994 due primarily to stock redemption activities.

Other

     Miscellaneous income - net decreased $14.0 million in the second quarter and $21.3 million in the first six months of 1994 due primarily to amortization of plant acquisition adjustments related to the Merger and to reduced Grand Gulf 1 carrying charges at AP&L.

AP&L

Net Income

     Net income increased in the second quarter of 1994 due primarily to increased operating revenues.

     Net income decreased in the first six months of 1994 due primarily to the one-time recording in the first quarter of 1993 of the cumulative effect of the change in accounting principle for unbilled revenues. Excluding the effect of the change in accounting principle, net income increased $17.7 million. This increase is due primarily to increased operating revenues.

     Significant factors affecting the results of operations and causing variances between the second quarters and first six months of 1994 and 1993 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

     See AP&L's "Selected Operating Results" for information on operating revenues by source and KWH sales.

     Electric operating revenues and sales increased in the second quarter and first six months of 1994 due primarily to higher retail energy sales, an increase in sales for resale to associated companies caused by changes in generation availability and requirements among the System operating companies, and increased accrued unbilled revenues. Additionally, revenues were higher due to increased collections of Grand Gulf 1-related costs and increased recovery of fuel-related costs, which do not impact net income.

Expenses

     Fuel and fuel-related expenses increased in the second quarter and first six months of 1994 primarily due to higher energy sales.

     Purchased power increased in the second quarter and first six months of 1994 as a result of changes in generation availability and requirements among the System operating companies and lower nuclear generation as a result of ANO 2's refueling outage that was completed in late April 1994.

     The amortization of rate deferrals increased in the second quarter and first six months of 1994 due to increased collection of previously deferred Grand Gulf 1-related costs pursuant to the step-up provisions of AP&L's rate phase-in plan.

     Total income taxes increased in the first six months of 1994 due to higher pretax income, partially offset by the effect of implementing SFAS 109 in the prior year.

Other

     Miscellaneous income - net decreased in the second quarter and first six months of 1994 due primarily to reduced Grand Gulf
1 carrying charges.

GSU

Net Income

     Net income increased slightly in the second quarter of 1994 due primarily to a refund of franchise taxes, in addition to increased operating revenues, offset in part by increased operating expenses and income taxes.

      Net income decreased for the first six months of 1994 due primarily to the one-time recording in the first quarter of 1993 of the cumulative effect of the change in accounting principle for unbilled revenues. Excluding the effect of the change in accounting principle, net income decreased $1.9 million due to increased operating expenses and income taxes, offset in part by a refund of franchise taxes, in addition to increased operating revenues.

     Significant factors affecting the results of operations and causing variances between the second quarters and first six months of 1994 and 1993 are discussed under "Revenues and Sales" and "Expenses" below.

Revenue and Sales

     See GSU's "Selected Operating Results" for information on operating revenues by source and KWH sales.

     Operating revenues from retail energy sales to residential and commercial customers increased for the second quarter and first six months of 1994 due primarily to increased sales resulting from colder than normal winter weather and warmer than normal spring weather, offset in part by the effect of a $22.5 million annual rate reduction in Texas, which went into effect in November 1993. Revenues from sales to industrial customers decreased due to the effects of the rate reduction in Texas, offset in part by increased sales. Sales for resale increased as a result of GSU's participation in the System power pool.

     An additional $20 million annual rate reduction in Texas will become effective in September 1994, which will result in lower revenues and adversely affect net income to the extent the effects cannot be offset by increased sales and reduced expenses.

Expenses

     Purchased power increased in the second quarter of 1994 due to GSU's participation in joint dispatching through the System power pool resulting from increased energy sales as discussed above. Purchased power increased in the first six months of 1994 for the same reasons as the second quarter of 1994, in addition to the recording of a provision for refund of disallowed purchased power costs resulting from a Louisiana Supreme Court ruling, as discussed in Note 2.

     Operation and maintenance expenses increased in the second quarter due primarily to charges associated with early retirement and severance plans which totaled approximately $9.9 million.
For the first six months of 1994, operation and maintenance expenses increased due primarily to charges associated with early retirement and severance plans, as mentioned above, in addition to costs associated with performance improvements at River Bend.

     Income taxes increased in the second quarter of 1994 and first six months of 1994. A nonrecurring reduction to income taxes related to a purchased power settlement was included in the first and second quarters of 1993.

     Taxes other than income taxes decreased in the second quarter and first six months of 1994 due to a $15.1 million franchise tax refund.

LP&L

Net Income

     Net income increased in the second quarter and first six months of 1994 due primarily to increased operating revenues partially offset by increased operation and maintenance expenses.

     Significant factors affecting the results of operations and causing variances between the second quarters and first six months of 1994 and 1993 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

     See LP&L's "Selected Operating Results" for information on operating revenues by source and KWH sales.

     Electric operating revenues were higher in the second quarter and first six months of 1994 primarily due to increased fuel adjustment revenues, which do not affect income, and increased energy sales to retail customers, partially offset by a decrease in accrued unbilled revenues. The increase in retail energy sales is primarily due to a colder winter and warmer spring than in the prior year. Lower sales for resale to nonassociated companies partially offset the increase in retail energy sales in the first six months of 1994 .

Expenses

     Fuel for electric generation and fuel-related expenses increased in the second quarter and first six months of 1994 primarily due to higher energy sales and increased gas-fired generation resulting from a scheduled nuclear refueling outage at Waterford 3.

MP&L

Net Income

     Net income decreased in the second quarter of 1994 due primarily to increased operation and maintenance expenses.

     Net income decreased in the first six months of 1994 due primarily to the one-time recording in the first quarter of 1993 of the cumulative effect of the change in accounting principle for unbilled revenues. Excluding the effect of the change in accounting principle, net income decreased by $7.5 million. This decrease is primarily due to increased operation and maintenance expenses.

     Significant factors affecting the results of operations and causing variances between the second quarters and first six months of 1994 and 1993 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

     See MP&L's "Selected Operating Results" for information on operating revenues by source and KWH sales.

     Electric operating revenues increased in the second quarter and first six months of 1994 due to increased retail energy sales resulting from colder winter weather and warmer spring weather than the prior year, non-weather related growth, and increased sales for resale to associated and nonassociated companies.
These increases were partially offset by a decrease in unbilled revenues and the effects of reduced rates under MP&L's formula rate plan.

Expenses

     Fuel for electric generation and fuel-related expenses increased in the second quarter and first six months of 1994 due primarily to an increase in generation requirements resulting primarily from increased energy sales as discussed in "Revenues and Sales" above.

     Purchased power expense decreased in the second quarter and first six months of 1994 due primarily to changes in generation availability and requirements among the System operating companies.

     The amortization of rate deferrals increased in the second quarter and first six months of 1994 reflecting the fact that MP&L, based on the Revised Plan, collected more Grand
Gulf 1-related costs from its customers in the second quarter and first six months of 1994 than it recovered in the same period in 1993.

     Other operation and maintenance expenses increased in the second quarter and first six months of 1994 due primarily to scheduled maintenance at certain of MP&L's fossil-fueled generating plants.

NOPSI

Net Income

     Net income increased slightly in the second quarter of 1994 due primarily to increased operating revenues.

     Net income decreased for the first six months of 1994 due primarily to the one-time recording of the cumulative effect of the change in accounting principle for unbilled revenues in 1993. Excluding the effect of the change in accounting principle, net income decreased for the first six months of 1994 by $1.1 million. This decrease is due primarily to the recording of a reserve for revenue reduction as a result of a review of NOPSI's return on equity in accordance with the 1991 NOPSI Settlement and a 1992 gas rate settlement.

     Significant factors affecting the results of operations and causing variances between the second quarters and first six months of 1994 and 1993 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

     See NOPSI's "Selected Operating Results" for information on operating revenues by source and KWH sales.

     Electric operating revenues increased in the second quarter and first six months of 1994 due primarily to an increase in retail energy sales. The increase in electric operating revenues in the first six months of 1994 was partially offset by the recording of a reserve as discussed in "Net Income" above. Electric energy sales increased in the second quarter and first six months of 1994 due primarily to an increase in retail sales resulting from a colder winter and warmer spring weather than in the previous year, partially offset by a decrease in sales for resale.

     Gas operating revenues decreased in the second quarter of 1994 due primarily to a decrease in gas sales resulting from a warmer spring than last year. For the first six months of 1994, gas operating revenues increased due primarily to increased gas sales in the first quarter as a result of a colder winter than the prior year, partially offset by lower second quarter gas sales due to a warmer spring.

Expenses

     Fuel for electric generation and fuel-related expenses increased in the second quarter and first six months of 1994 due primarily to an increase in generation requirements resulting from increased energy sales as discussed in "Revenue and Sales" above.

     Purchased power expense decreased in the second quarter and first six months of 1994 due primarily to changes in generation availability and requirements among the System operating companies and increased generation.

     Gas purchased for resale increased for the first six months of 1994 due to increased gas sales as discussed in "Revenues and Sales" above.

     The increase in the amortization of rate deferrals in the second quarter and the first six months of 1994 is primarily a result of the collection of larger amounts of previously deferred costs under the 1991 NOPSI Settlement.

SYSTEM ENERGY

Net Income

     Net income increased in the second quarter of 1994 due primarily to the recording of a reserve for revenues in the second quarter of 1993 as a result of a FERC investigation of the return on equity of System Energy's formula wholesale rates and a reduction in interest expense due to the refinancing of high-cost debt. This increase was partially offset by a lower rate of return on equity (reduced from 13% to 11%) in System Energy's formula wholesale rates as a result of an August 1993 settlement of a rate proceeding with FERC.

     Net income decreased in the first six months of 1994 due primarily to a lower rate of return on equity (reduced from 13% to 11%) in System Energy's formula wholesale rates as a result of an August 1993 settlement of a rate proceeding with FERC, partially offset by a reduction in interest expense due to the refinancing of high-cost debt.

     Significant factors affecting the results of operations and causing variances between the second quarters and first six months of 1994 and 1993 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues

     Operating revenues recover operating expenses, depreciation and capital costs attributable to Grand Gulf 1. The capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf 1.

     Operating revenues decreased in the second quarter and first six months of 1994 due primarily to the reduction in System Energy's rate of return on equity as discussed above and a lower return on System Energy's decreasing investment in Grand Gulf 1 (caused by depreciation of the unit), and a decrease in fuel expenses.

Expenses

     Fuel for electric generation and fuel-related expenses decreased in the second quarter and first six months of 1994 primarily due to a lower per unit cost for nuclear fuel as a result of a favorable market for uranium.

     Interest expense decreased in the second quarter and first six months of 1994 due primarily to the refinancing of high-cost long-term debt.



              SIGNIFICANT FACTORS AND KNOWN TRENDS

Entergy Corporation and GSU

Entergy Corporation-GSU Merger

     On December 31, 1993, Entergy completed the Merger and became one of the nation's largest electric utilities. With GSU as its fifth retail operating company, Entergy gained size, expanded market area, economies of scale, an additional nuclear unit (River Bend), and a more price-competitive fuel mix. As a result of the Merger, Entergy estimates $850 million in fuel cost savings and $670 million in operation and maintenance expense savings over the next decade. It is possible that common shareholders may experience some dilution in earnings in the short term as a result of the Merger. However, Entergy Corporation believes that the Merger will be beneficial to common shareholders over the longer term, both in terms of the strategic benefits and the economies and efficiencies expected to be produced. For further information, see pages 103-104 and 180 of the Form 10-K and "Litigation and Regulatory Proceedings" below.

Entergy Corporation, AP&L, GSU, LP&L, MP&L, and NOPSI

Competition

     Entergy welcomes competition in the electric energy business and believes that a more competitive environment should benefit our shareholders, customers, and employees. However, competition presents Entergy with many challenges. The following have been identified by Entergy as its major competitive challenges.

                Retail and Wholesale Rate Issues

     Increasing competition in the utility industry brings an increased need to stabilize or reduce retail rates. The retail regulatory environment is shifting from traditional rate-base regulation to incentive rate regulation. Incentive rate and performance-based plans encourage efficiencies and productivity while permitting utilities to share in the results. Retail wheeling, which requires utilities to "wheel" or move power from third parties to their own retail customers, is evolving. As a result, the retail market is expected to become more competitive. In the wholesale rate area, FERC approved in 1992, with certain modifications, the proposal of AP&L, LP&L, MP&L, NOPSI, and Entergy Power to sell wholesale power at market-based rates and to provide to electric utilities "open access" to the System's transmission system (subject to certain requirements). GSU was later added to this filing. Various intervenors in the proceeding filed petitions for review with the D.C. Circuit.
See Part II, Item 1. "Legal Proceedings," for information on a ruling by the D.C. Circuit regarding Entergy's open access transmission rates. Open access and market pricing, once it takes effect, will increase marketing opportunities for the System, but will also expose the System to the risk of loss of load or reduced revenues due to competition with alternative suppliers.

     In connection with the Merger, AP&L agreed with its retail regulator not to request any general retail rate increases that would take effect before November 1998, with certain exceptions. For further information, see pages 82-83 and 125-126 of the Form 10-K.

     On March 31, 1994, North Little Rock, Arkansas, awarded AP&L a wholesale electric contract which will provide estimated revenues of $347 million over 11 years. Under the contract, the price per KWH was reduced 18%, retroactive to March 1, 1994, with increases in price through the year 2004. AP&L, which has been serving North Little Rock for over 40 years, was awarded the contract after intense bidding with several competitors. FERC accepted the contract; however, one of AP&L's competitors has requested a rehearing and has filed complaints against AP&L and North Little Rock challenging the contract.

     In connection with the Merger, GSU agreed with the LPSC and PUCT to a five-year Rate Cap on retail electric rates, and to pass through to retail customers the fuel savings and a certain percentage of the nonfuel savings created by the Merger. Under the terms of their respective Merger agreements, the LPSC and PUCT will review GSU's base rates during the first post-Merger earnings analysis for reasonableness of its return on equity. In May 1994 and June 1994, GSU made the required first post-Merger earning analysis filings with the LPSC and PUCT, respectively, which GSU believes support the current levels of rates. For further information, see pages 82-83 and 163-164 of the Form 10-
K. See Note 2 for information on recent filings by certain Texas cities seeking a reduction in GSU's rates.

     Cogeneration projects developed or considered by certain of GSU's industrial customers over the last several years have resulted in GSU developing and securing approval of rates lower than the rates previously approved by the PUCT and LPSC for such industrial customers. Such rates are designed to retain such customers, and to compete for and develop new loads, and do not presently recover GSU's full cost of service. The pricing agreements at non-full cost of service based rates fully recover all related costs but provide only a minimal return. Substantially all of such pricing agreements expire no later than 1997. During the first six months of 1994, KWH sales to GSU's industrial customers at less than full cost of service, which make up approximately 27% of the total industrial class, increased 12%. Sales to the remaining industrial customers increased 3%.

     LP&L's five year rate freeze expired in March 1994. At the same time, approximately $46 million of annual rate relief that was included in LP&L's retail rates also expired. In October 1993, the LPSC approved a schedule to conduct a review of LP&L's rates and rate structure upon the expiration of LP&L's rate freeze. Discovery is currently underway and hearings are
scheduled to begin in December 1994.    In August 1994, LP&L will
file a cost of service analysis with the LPSC , which LP&L believes will support its current rate level. See Note 2 for additional information.

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

     In December 1992, AP&L, LP&L, MP&L, and NOPSI each filed a Least Cost Plan with their respective retail regulators, and GSU is currently working with the PUCT regarding integrated resource planning. However, in response to an increasingly competitive electric utility environment, AP&L, LP&L, MP&L, and NOPSI have announced their intentions to revise their Least Cost Plan activities. In this regard, AP&L, GSU, LP&L, MP&L, and NOPSI intend to adopt the ratepayer impact measure test as their primary economic criterion for DSM programs rather than the total resource cost test that had been used in developing the initial Least Cost Plans. Therefore, absent overriding customer, strategic, or public interests, AP&L, GSU, LP&L, MP&L, and NOPSI will propose those DSM programs that have the potential for lower rates to all customers, rather than DSM programs that, while providing direct benefits to participants, may result in higher rates for everyone, including non-participants. In addition, AP&L, GSU, LP&L (outside the city of New Orleans), and MP&L will no longer seek a pre-approved cost recovery rider as a mechanism for recovering program costs, lost contributions and incentives. See Part II, Item 1. "Legal Proceedings," for information on filings made by AP&L, LP&L, and MP&L with their respective regulators in connection with proposed changes to their Least Cost Plans. Notwithstanding the changes noted above, LP&L and NOPSI intend to implement the five DSM programs already approved by the Council. However, LP&L and NOPSI intend to pursue appropriate changes in the Council ordinance establishing the Least Cost Plans framework and planning criteria.


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

System Energy

     See Note 2 for information with respect to a proposed settlement between System Energy and FERC in connection with a decision issued by FERC in August 1992.

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

     In the first six months of 1994, Entergy Corporation's nonregulated investments reduced consolidated net income by approximately $11.9 million. In the near term, these investments are not likely to have a positive effect on earnings; but management believes that these investments could contribute to future earnings growth.

Entergy Corporation and AP&L

ANO Matters

     See pages 30, 77, and 123 of the Form 10-K for information on leaks in certain steam generator tubes at ANO 2 that were discovered and repaired during an outage in March 1992. During a refueling outage in September 1992, a comprehensive inspection of all steam generator tubing was conducted and necessary repairs were made. During a mid-cycle outage in May 1993, a scheduled special inspection of certain steam generator tubing was conducted by Entergy Operations and additional repairs were made. Entergy Operations operated ANO 2 with no further steam generator inspections until the refueling outage which was completed on April 23, 1994. Inspections during the outage revealed additional cracks; however, most were smaller than those seen in earlier inspections except for one relatively large crack.
Based upon results of these inspections and an inconclusive pressure test, Entergy Operations plans to inspect the steam generator tubes during a mid-cycle outage tentatively scheduled for January 1995. The operations and power output of the unit have not been materially adversely affected.

GSU

Deregulated Portion of River Bend

     As of June 30, 1994, GSU had not recovered a significant amount of its investment in, or received any return associated with, the portion of River Bend included in the deregulated asset plan in Louisiana and the portion of River Bend placed in abeyance as part of the Texas rate order which went into effect in July 1988. See pages 157 and 165 of the Form 10-K for further information. Future earnings will continue to be limited as long as the limited recovery of the investment and lack of return continues.

     For the six months ended June 30, 1994, GSU recorded revenues resulting from the sale of electricity from the deregulated asset plan of approximately $18.0 million. Operation and maintenance expenses, including fuel, were approximately $18.4 million, and depreciation expense associated with the deregulated asset plan investment was approximately $8.2 million for the six months ended June 30, 1994. For the first six months of 1994, GSU recorded nonfuel revenue of $16.2 million (included in the $18.0 million of total deregulated asset plan revenue discussed above) which, absent the deregulated asset plan, would not have been realized. The operation and maintenance expenses and depreciation expense allocated to the deregulated asset plan as detailed above would have been incurred at River Bend with or without the deregulated asset plan. The future impact of the deregulated asset plan on GSU's results of operations and financial position will depend on River Bend's future operating costs, the unit's efficiency and availability, and the future market for energy over the remaining life of the unit. Based on current estimates of the factors discussed above, GSU anticipates that future revenues from the deregulated asset plan will fully recover all related costs.

LPSC Fuel Cost Review

     In November 1993, the LPSC ordered a review of GSU's fuel costs. The LPSC stated that fuel costs for the period October 1988 through September 1991 would be reviewed based on the number of outages at River Bend and the findings in the June 1993 PUCT fuel reconciliation case. In July 1994, the LPSC made a decision in the GSU/Louisiana Phase 1 fuel review case and ordered GSU to refund approximately $27 million to its customers. Under the order, $13.1 million, which was not contested under a recent Louisiana Supreme Court decision as discussed in Note 2, is to be refunded immediately through a billing credit on August bills. The remaining portion of the LPSC ordered refund, which is being contested by GSU, is suspended to allow GSU 30 days to review the report of special counsel and request rehearing of this remaining portion. GSU will then be given an opportunity to address this remaining refund portion in the LPSC's August open session. Unless the LPSC amends its order in the August session, GSU plans to appeal the order.

Accounting for Decommissioning Costs

     The Financial Accounting Standards Board has agreed to review the accounting for removal costs, which includes the accounting for decommissioning of nuclear plants. This project could possibly change the System's, as well as the entire utility industry's, accounting for such costs.

              ENTERGY CORPORATION AND SUBSIDIARIES
                   PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

River Bend

Entergy Corporation and GSU

     As discussed on pages 20-22, 80-82, and 160-163 of the Form 10-K, in May 1988, the PUCT granted GSU a permanent increase in annual revenues of $59.9 million resulting from the inclusion in rate base of approximately $1.6 billion of company-wide River Bend plant investment and approximately $182 million of related Texas retail jurisdiction deferred River Bend costs (Allowed Deferrals). In addition, the PUCT disallowed as imprudent $63.5 million of company-wide River Bend plant costs and placed in abeyance, with no finding of prudence, approximately $1.4 billion of company-wide River Bend plant investment and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs. GSU has appealed the PUCT's order, and that appeal is now pending in the Texas Third District Court of Appeals (the Appellate Court).

     In May 1994, the Appellate Court affirmed the lower court's decision that there was substantial evidence to support the PUCT's 1988 decision not to include $1.4 billion of abeyed construction costs in GSU's rate base. While acknowledging that the PUCT had exceeded its authority when it attempted to defer a decision on the inclusion of those costs in rate base in order to allow GSU a further opportunity to demonstrate the prudence of those costs in a subsequent proceeding, the Appellate Court found that GSU had suffered no harm or lack of due process as a result of the PUCT's error. Accordingly, the Appellate Court held that the PUCT's action had the effect of disallowing the company-wide $1.4 billion of River Bend construction costs for ratemaking purposes. The Appellate Court also found that GSU's deferred operating and maintenance costs associated with the allowed portion of River Bend should be included in rate base, but that its deferred River Bend carrying costs should not be included in rate base. Since the PUCT had included both carrying costs and operating and maintenance costs in GSU's rate base, the Appellate Court remanded the case to the PUCT on this issue.

     The Appellate Court's May 1994 opinion was entered by two judges, with a third judge dissenting. The dissenting opinion states that the result of the majority opinion is, among other things, to deprive GSU of due process at the PUCT because the PUCT never reached a finding on the $1.4 billion of construction costs.

     In June 1994, the Texas Supreme Court decided three cases involving the inclusion of deferred costs in rate base. The Texas Supreme Court held that there is no distinction between the treatment of deferred carrying costs and deferred operating and maintenance costs, and that such costs capitalized pursuant to a PUCT deferred accounting order may be included in rate base through a subsequent rate case to the extent that they are found to have been prudently and reasonably incurred, that they are related to property used and useful in providing service, and that inclusion of those costs in rate base is necessary to preserve the utility's financial integrity. This test differs from the test applied by the Appellate Court in its May, 1994 opinion, and GSU has asked the Appellate Court to reconsider its opinion in light of these Texas Supreme Court cases.

     GSU has also asked the Appellate Court to reconsider its opinion as to the $1.4 billion in River Bend construction costs. Barring further review by the Appellate Court, GSU will appeal the Appellate Court's decision to the Texas Supreme Court on both issues.

     No assurance can be given as to the timing or outcome of the remands or appeals described above. Pending further developments in these cases, GSU has made no write-offs for the River Bend-related costs. Management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the case will be remanded to the PUCT, and the PUCT will be allowed to rule on the prudence of the abeyed River Bend plant costs. At this time, management and legal counsel are unable to predict the amount, if any, of the abeyed and previously disallowed River Bend plant costs that ultimately may be disallowed by the PUCT. A net of tax write-off as of June 30, 1994, of up to $309 million could be required based on an ultimate adverse ruling by the PUCT on the abeyed and disallowed costs.

     Additionally, management believes, based on advice from Clark, Thomas, & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the Allowed Deferrals will continue to be recovered in rates. Management also believes, based on advice from Clark, Thomas, & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the deferred costs related to the $1.4 billion of abeyed River Bend plant costs will be recovered in rates to the extent that the $1.4 billion of abeyed River Bend plant is recovered. However, a write-off of the $170 million of deferred costs related to the $1.4 billion of abeyed River Bend plant costs would be required if they are not allowed to be recovered in rates.

   See pages 103 and 180 of the Form 10-K for the accounting treatment of preacquisition contingencies, including any River
Bend write-down.

LPSC Fuel Cost Review

GSU

     As discussed on pages 23 and 165 of the Form 10-K, in November 1993, the LPSC ordered a review of GSU's fuel costs.
The LPSC stated that fuel costs for the period October 1988 through September 1991 (Phase 1) would be reviewed based on the number of outages at River Bend and the findings in the June 1993 PUCT fuel reconciliation case. In July 1994, the LPSC made a decision in the Phase 1 fuel review case and ordered GSU to refund approximately $27 million to its customers. Under the order, $13.1 million, which was not contested under a recent Louisiana Supreme Court decision as discussed below, is to be refunded immediately through a billing credit on August bills. The remaining portion of the LPSC ordered refund, which is being contested by GSU, is suspended to allow GSU 30 days to review the report of special counsel and request rehearing of this remaining portion. GSU will then be given an opportunity to address this remaining refund portion in the LPSC's August open session. Unless the LPSC amends its order in the August session, GSU plans to appeal the order.

PUCT Fuel Cost Review

GSU

     As discussed on pages 22 and 164 of the Form 10-K, in June 1994, GSU filed a petition with the PUCT for the reconciliation of over- and under-recovery of fuel and purchased power expenses for the period October 1, 1991, through December 31, 1993, in accordance with the Texas merger settlement agreement. GSU is required to reconcile its fuel costs from the end of the period of its last fuel reconciliation through the merger closing date to reflect the fuel and purchased power costs GSU incurred as a stand-alone company. GSU believes there was a net under-recovery of approximately $4.6 million for the period but has indicated that it does not propose to surcharge the under-recovery at this time. A prehearing conference was held on July 18, 1994, and a procedural schedule was adopted which provides for hearings to begin on January 9, 1995.

Least Cost Planning

AP&L, GSU, LP&L, MP&L, and NOPSI

     As discussed on pages 8-9, 19, 23, 25-27, 76, 122, 197, 232, and 264 of the Form 10-K, and page 67 of the First Quarter Form 10-Q, AP&L, LP&L, MP&L, and NOPSI have each filed a Least Cost Plan with their respective retail regulators, and GSU is currently working with the PUCT regarding integrated resource planning. However, in response to an increasingly competitive electric utility environment, AP&L, LP&L, MP&L, and NOPSI announced their intentions to revise their Least Cost Plan activities. AP&L, GSU, LP&L, MP&L, and NOPSI intend to adopt the ratepayer impact measure test as their primary economic criterion for DSM programs, rather than the total resource cost test that had been used in developing the initial Least Cost Plans. Therefore, absent overriding customer, strategic, or public interests, AP&L, GSU, LP&L, MP&L, and NOPSI will propose those DSM programs that have the potential for lower rates to all customers, rather than programs that, while providing direct benefits to participants, may result in higher rates for everyone, including non-participants. In addition, AP&L, GSU, LP&L, (outside the city of New Orleans), and MP&L will no longer seek a pre-approved cost recovery rider as a mechanism for recovering program costs, lost contributions and incentives. In light of this new direction, the following filings were made:

        a) On July 1, 1994, AP&L filed a motion requesting that the APSC approve the withdrawal of AP&L's Least Cost Plan filed December 1, 1992, and July 1, 1993, and to rescind its directive that AP&L file another Least Cost Plan in March 1995. On July 25, 1994, the APSC staff and other intervenors filed their responses to AP&L's motion. AP&L has requested to be allowed until August 15, 1994, to reply to those responses.

        b) On June 30, 1994, LP&L filed rebuttal testimony with the LPSC explaining LP&L's new direction for least cost planning. On July 18, 1994, LP&L filed a motion to withdraw its Least Cost Plan and for approval of an experimental time-of-use-rate. On July 25, 1994, the LPSC stayed the hearings and is expected to rule on motions to withdraw on August 19, 1994.

       c) On June 30, 1994, MP&L filed a motion with the MPSC to lift a currently effective stay order and dismiss without prejudice the proposed Least Cost Plan. On July 28, 1994, the MPSC issued an order that lifted the stay and dismissed, without prejudice, the Least Cost Plan filing.

     Notwithstanding the changes noted above, LP&L and NOPSI intend to implement within the city of New Orleans the five DSM programs already approved by the Council. However, LP&L and NOPSI intend to pursue appropriate changes in the Council ordinance establishing the Least Cost Plan framework and planning criteria.

Alternative Rate Design

LP&L and NOPSI

     On June 6, 1994, NOPSI and LP&L filed an Alternative Rate Design Proposal with the Council under a separate docket from Least Cost Planning. The proposal includes an experimental time of use rate and an interruptible/curtailable rate for NOPSI and LP&L industrial customers that voluntarily participate in the pilot program. NOPSI and LP&L are proposing that these rates be implemented on a pilot basis over a twelve month period. Testimony related to this proposal was filed before the Council on June 30, 1994.

Customer-Controlled Load Management (CCLM)

     As discussed on page 67 of the First Quarter Form 10-Q, LP&L and NOPSI filed their CCLM filing with the Council on June 3, 1994.

System Agreement

Entergy Corporation, AP&L, LP&L, MP&L, and NOPSI

     As discussed on pages 67-68 of the First Quarter Form 10-Q, in the December 15, 1993, order approving the Merger, FERC initiated a new proceeding to consider whether the System Agreement permits certain out-of-service generating units to be included in reserve equalization calculations under Service Schedule MSS-1 of that agreement. FERC established March 8, 1994, as the refund effective date. On June 17, 1994, FERC issued an order that clarified the scope of the proceeding to include a review of whether refunds are due for periods prior to the refund effective date.

     The LPSC, MPSC, and the Mississippi Attorney General (MAG) have taken the position that Entergy violated the System Agreement by including extended reserve shutdown (ERS) units in the MSS-1 calculations. The LPSC and MPSC submitted testimony, based on estimates, seeking refunds for periods from 1987 through 1993 estimated at $22.6 million and $13.2 million, respectively.

     The FERC staff submitted testimony concluding that Entergy's treatment was reasonable, and recommended that no refunds be ordered prospectively from March 8, 1994. Entergy, the FERC staff, and other intervenors supporting Entergy's actions have not yet submitted testimony responding to the LPSC, MPSC, and MAG position. A procedural schedule has been established which provides for discovery, direct, responsive, and rebuttal testimony, and a hearing to begin on October 24, 1994. According to the schedule, initial and reply briefs to the presiding ALJ will be submitted in November and December 1994.

     Entergy's position is that its MSS-1 charges have been, and will continue to be, in compliance with the System Agreement. Even if FERC finds that there was a technical violation of the System Agreement, it is Entergy's position that no refunds are warranted for any periods. In certain pleadings, the APSC and the City also have opposed the position of the LPSC, MPSC, and MAG that refunds are warranted. To date, no other intervenor has expressed a position on these issues.

     If FERC orders refunds for one or more operating companies on the grounds that their MSS-1 payments were too high, it is Entergy's position that revenues for such refunds should be obtained through corresponding revised bills to the operating companies whose MSS-1 payments were too low. The APSC and the City have expressed their opposition to this position. They believe shareholders and not ratepayers should be liable for any refunds.

     On July 15, 1994, Entergy provided regulators with a data response showing the impacts on Service Schedule MSS-1 billings if the ERS units were not included in the MSS-1 calculations during the period 1987 through 1993. LP&L and MP&L would have been overbilled by $7.7 million and $12 million, respectively, and AP&L and NOPSI would have been underbilled by $6 million and $13.8 million, respectively.

Merger-Related Proceedings

Entergy Corporation and GSU

     a) As discussed on pages 42 and 43 of the Form 10-K, purported class action complaints were filed against GSU and its directors relating to the then proposed merger with Entergy Corporation. These suits were settled and a final court order approving the settlement was entered on May 31, 1994.

     b) As discussed on pages 19, 83, and 163 of the Form 10-K, the settlement agreement that led to the 1993 approval of the Merger by the PUCT required that GSU file a cost-of-service study for informational purposes with the PUCT as soon as possible following closing and GSU filed a cost-of-service study in June 1994. The settlement agreement also provided that if an action to reduce GSU's rates was initiated between December 31, 1993 and the time GSU files its first post-closing rate case (as provided in the settlement agreement), the effect of any order actually reducing rates would relate back to the date the action was filed. Pursuant to that provision, the Texas Office of Public Utility Counsel and certain cities served by GSU have instituted actions at the PUCT and at the city level to investigate further the reasonableness of GSU's rates. The PUCT proceeding has been abeyed pending resolution of the proceedings before the cities. The current schedule for the cases before the cities contemplates final city action on or about August 18, 1994. GSU intends to vigorously oppose any reduction of its rates in these cases.

     On July 1, 1994, the PUCT gave final approval of the Merger, which had the effect of denying all motions for rehearing.

     c) As discussed on page 38 of the Form 10-K and page 69 of the Form 10-Q, 14 parties requested rehearing of certain aspects of FERC's December 1993 order approving the Merger. On May 17, 1994, FERC issued an order which denied nearly all requests for rehearing. Petitions for review of FERC's December 15, 1993 and May 17, 1994 orders have been filed in the United States Court of Appeals for the District of Columbia Circuit by Entergy Services, the City, Arkansas Electric Energy Consumers (AEEC), the APSC, Cajun Electric Power Cooperative, Inc., MPSC, the American Forest and Paper Association, State of Mississippi, Cities of Benton and others, and Occidental Chemical Corporation. Five petitions have been consolidated, and it is anticipated that all remaining petitions will also be consolidated. It is also expected that the issues before the court will be similar to those raised on rehearing to FERC. The status of these petitions may be affected by the D. C. Circuit opinion discussed under the "Open Access Transmission" heading, below.

     On February 4, 1994, the APSC and AEEC filed with FERC a joint protest to the December 30, 1993 compliance filing. They reiterated an allegation, presented in AEEC's request for rehearing, that Entergy must insulate the ratepayers of the pre-merger Entergy operating companies from all litigation liabilities related to GSU's River Bend nuclear facility. In its May 17, 1994 order on rehearing, FERC addressed Entergy's commitment to insulate the customers of the pre-merger operating companies against any liability resulting from certain litigation involving River Bend. In response to FERC's clarification of Entergy's commitment, Entergy Services filed a compliance filing on June 16, 1994, which amended certain System Agreement language submitted with the December 30, 1993, compliance filing. On July 14, 1994, and July 15, 1994, APSC and AEEC, respectively, filed protests questioning the adequacy of Entergy's June 16, 1994, compliance filing. Entergy filed an answer to AEEC's protest on August 1, 1994, reiterating its full compliance with the requirements of the Commission's May 17, 1994 order on rehearing. FERC has not yet acted on the compliance filings.

FERC Audit - Proposed Settlement

Entergy Corporation and System Energy

     As discussed on pages 16, 84-85, and 296-297 of the Form 10-K, FERC Division of Audits issued an audit report for System Energy. In June 1994, System Energy, AP&L, LP&L, MP&L, and NOPSI reached a tentative settlement with the FERC staff and other parties. The proposed settlement, which is subject to approval by the FERC, would require System Energy to refund or credit approximately $60 million to AP&L, LP&L, MP&L, and NOPSI, which would in turn make refunds to their customers (subject to certain exceptions). Additionally, System Energy would refund or credit a total of approximately $62 million, plus interest, to AP&L, LP&L, MP&L, and NOPSI over the period through July 2004. The proposed settlement would also require the write-off of certain related unamortized balances of deferred investment tax credits by AP&L, LP&L, MP&L, and NOPSI. Had the proposed settlement been effective in the second quarter of 1994, it would have reduced Entergy Corporation's consolidated net income for the quarter and six months ended June 30, 1994, by approximately $71.5 million, partially offset by the write-off of the unamortized balances of related deferred investment tax credits of approximately $66.5 million ($27.3 million for AP&L; $31.5 million for LP&L; $6 million for MP&L; and $1.7 million for NOPSI). Pursuant to the proposed settlement, System Energy would also reclassify from utility plant to other deferred debits approximately $81 million of other Grand Gulf 1 costs. Although excluded from rate base, System Energy would be permitted to recover such costs over a 10 year period. System Energy currently plans to file with FERC for approval of the proposed settlement in August 1994. However, there can be no assurance that FERC will ultimately approve the settlement in its current form.

     As a result of the charges associated with the refunds, System Energy requires the consent of certain banks (parties to the reimbursement agreements) to temporarily waive the fixed charge coverage and equity ratio covenants in the letters of credit and reimbursement agreement related to the Grand Gulf 1 sale and leaseback transaction. System Energy has obtained the consent of the banks to waive these covenants, for the 12-month period beginning with the earlier of a write-off or the first refund, if such refund occurs prior to December 31, 1994. System Energy believes the conditions included in the proposed settlement are covered by the waiver. The waiver is conditioned upon System Energy not paying any common stock dividends to Entergy Corporation until the equity ratio covenant is once again met. Absent a waiver, System Energy's failure to perform these covenants could cause a draw under the letters of credit and/or early termination of the letters of credit. If the letters of credit were not replaced in a timely manner, a default or early termination of System Energy's leases could result.

Open Access Transmission

Entergy Corporation, AP&L, GSU, LP&L, MP&L, and NOPSI

     As discussed on page 17 of the Form 10-K, various parties filed petitions with the United States Court of Appeals for the District of Columbia Circuit related to FERC's 1992 orders regarding open access transmission and the sale of wholesale power at market-based rates. On July 12, 1994, the D.C. Circuit issued an opinion finding that FERC's failure to conduct an evidentiary hearing with respect to the proposed transmission tariffs and related matters was arbitrary and capricious, and that FERC failed to adequately explain its approval of certain provisions in the tariffs, including a provision allowing Entergy to seek recovery in transmission rates of "stranded investment" costs resulting from the provision of transmission service. The case was remanded to FERC for further proceedings. To date, Entergy has not sought recovery of stranded investment costs in rates under the transmission tarriffs and the remand to FERC is not expected to result in refunds of any amounts that have been collected pursuant to transmission tarriffs.

GSU Asbestos Suits

Entergy Corporation and GSU

     As discussed on pages 39-40 of the Form 10-K and page 71 of the First Quarter Form 10-Q, there are asbestos-related law suits pending in the 14th Judicial District Court of Calcasieu Parish in Lake Charles, Louisiana, and in various state district courts in Jefferson County Texas. Settlement of the two largest of the Jefferson County suits (involving about 1660 groups of claimants) and all of the suits in Calcasieu Parish are being consummated in the second and third quarters of 1994. GSU was named as one of a number of defendants in nearly all of the suits. GSU's share of the settlements was not material to its financial position or results of operations.

LPSC Investigation

Entergy Corporation and LP&L

     As discussed on pages 75, 84, and 199 of the Form 10-K discovery is currently underway in the LPSC's investigation of LP&L's rates and hearings are scheduled to begin on December 5, 1994. On August 17, 1994, LP&L will file a cost of service analysis with the LPSC, which LP&L believes will support its current rate level. LP&L is presently allowed to earn a 12.76% return on common equity.

Incentive Rate Plan

Entergy and MP&L

     As discussed on pages 25-26, 83-84, and 235-236 of the Form 10-K, the MPSC approved an incentive rate plan for MP&L. The final order was appealed to the Mississippi Supreme Court on May 17, 1994, by Mississippi Valley Gas Co. on the grounds that the MPSC issued the final order without having reviewed the cost of MP&L's promotional practices, some of which Mississippi Valley Gas alleges to be improper. The matter is pending.

February 1994 Ice Storm

Entergy Corporation, AP&L, and MP&L

     In early February 1994, an ice storm left more than 221,000 Entergy customers without electric power across the System's four-state service area. The storm was the most severe natural disaster ever to affect the System, causing damage to transmission and distribution lines, equipment, poles, and facilities in certain areas, primarily in Mississippi. Repair costs are currently estimated to be $114.6 million, $27.5 million, and $78.7 million for the System, AP&L, and MP&L, respectively with $83.8 million, $16.6 million, and $65.3 million of these amounts estimated to be capitalized as plant-related costs. The remaining balances have been charged against the respective companies' regulatory storm damage reserves, except for MP&L which recorded a deferred debit. On April 16, 1994, MP&L filed for rate recovery of costs related to the ice storm. MP&L's filing, as subsequently amended, requested recovery of the revenue requirement associated with MP&L's ice storm costs recorded through April 30, 1994. MP&L intends to make another ice storm rate filing with the MPSC by early 1995 to recover ice storm costs recorded by MP&L after April 30, 1994. In early August 1994, MP&L and the MPSC's Public Utilities Staff (MPUS) entered into a stipulation with respect to the recovery of ice storm costs recorded through April 30, 1994. Under the stipulation, which must be approved by the MPSC, MP&L will implement for five years, beginning in October 1994, an ice storm rider schedule that will increase rates approximately $8 million annually. At the end of the Five year period, the revenue requirement associated with the undepreciated ice storm capitalized costs will be included in MP&L's base rates to the extent that this revenue requirement does not result in MP&L's rate of return on rate base being above the benchmark rate of return under MP&L's formula rate plan. Estimated construction expenditures (see Note 1) reflect the above amounts.

Livingston Parish Hazardous Waste Suits

GSU and LP&L

     As discussed on pages 39 and 43 of the Form 10-K and page 72 of the First Quarter Form 10-Q, various suits have been filed concerning a hazardous waste disposal site in Livingston Parish, Louisiana. On June 23, 1994, the federal district court entered into the record its first case management and scheduling order, which order, among other things, set the trial in this matter for September 3, 1996. Such order also stated the intention of the federal district court to facilitate, prior to the scheduled trial date, appellate review of any significant decisions. The matter is pending.

St. Charles Parish Suits

LP&L

     As discussed on page 43 of the Form 10-K, LP&L and the tax authorities of St. Charles Parish, Louisiana, have been involved in litigation as to use taxes on nuclear fuel paid by LP&L under protest. With regard to additional interest LP&L claimed was due on the taxes it recovered, LP&L's writs of certiorari to the Louisiana Supreme Court were denied. LP&L is reviewing other procedures with regard to recovery of such interest. The matter is pending.

NOPSI Rate Reduction/Credit

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

     On July 7, 1994, NOPSI and the Council agreed that, based on the test year ended September 30, 1993, NOPSI's earnings exceeded its revenue requirement by $24.95 million and in accordance with the terms of the 1991 NOPSI Settlement and a 1992 gas rate settlement, there would be a prospective base rate reduction for twelve months commencing July 14, 1994, which reduction, because of the rate freeze, would be accomplished by means of a credit (to be expressed on a per kwh basis) to customers' bills. The per kilowatt hour credit will be calculated by dividing test year overearnings by test year kwh consumption and applied to kilowatt hour usage during the period ended July 13, 1995. In the first quarter of 1994, NOPSI recorded a $14.3 million reserve for the anticipated revenue reduction which reduced net income by $8.8 million (net of tax). The reserve will be offset against the actual credits prospectively applied to customers bills in accordance with the terms of the July 7, 1994 agreement.

Settlement of IRS Grand Gulf 2 Abandonment Issue

Entergy and System Energy

     As discussed on page 300 of the Form 10-K, the Internal Revenue Service audited Entergy Corporation's 1988, 1989, and 1990 consolidated federal income tax returns and proposed that adjustments be made to the Grand Gulf 2 abandonment loss deduction claimed on Entergy's 1989 consolidated federal income tax return. The final agreement with the IRS required Entergy Corporation to pay $4.35 million in connection with the abandonment loss issue.

Item 5.  Other Information

Low-Level Radioactive Waste

AP&L, GSU, LP&L, and System Energy

     As discussed on page 29 of the Form 10-K, the Barnwell Disposal Facility (Barnwell) had been open to out-of-region generators (including generators in Arkansas and Louisiana) in the past. However, on June 3, 1994, the South Carolina legislature failed to take action that would permit further access to out-of-region generators. Beginning in July 1994, low-level radioactive waste generators in the Central States Compact, including AP&L, GSU, and LP&L, will be required to store such waste on-site until a Central States Compact facility becomes operational or another site becomes accessible. The estimated construction costs for storage sufficient for approximately five years at Grand Gulf 1, Waterford 3, and River Bend are in the range of $1.0 million to $2.0 million for each site.

Common Stock Price Range and Dividends

Entergy Corporation

     The shares of Entergy Corporation's common stock are listed on the New York, Chicago, and Pacific Stock Exchanges. The high and low sales prices of Entergy Corporation's common stock for the second quarter of 1994, as reported by The Wall Street Journal as composite transactions, were $32 1/8 and $24 5/8, respectively, per share.

     For the twelve months ended June 30, 1994, Entergy Corporation paid common stock dividends in an aggregate amount of $1.75 per share. As of June 30, 1994, the consolidated book value of a share of Entergy Corporation's common stock was $28.26 and the last reported sale price of Entergy Corporation's common stock on June 30, 1994, was $24 3/4 per share.

Earnings Ratios

AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy

     The System operating companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:


                              Twelve Months Ended
                                  December 31,              June 30,
                    1989     1990     1991     1992   1993    1994
     Ratios of
     Earnings to
     Fixed Charges
     (a)

     AP&L           2.31     2.16     2.25     2.28  3.11(h)  2.80
     GSU            1.16      .80(i)  1.56     1.72  1.54     1.59
     LP&L           1.79     2.32     2.40     2.79  3.06     3.15
     MP&L           1.04(e)  2.42     2.36     2.37  3.79(h)  2.71
     NOPSI          1.89     2.73     5.66(g)  2.66  4.68(h)  4.07
     System Energy  -(f)     2.10     1.74     2.04  1.87     1.84

                               Twelve Months Ended
                                   December 31,            June 30,
                    1989     1990     1991     1992  1993    1994
     Ratios of
     Earnings to
     Combined Fixed
     Charges and
     Preferred
     Dividends
     (a)(b)(c)

     AP&L           1.88     1.81     1.87     1.86  2.54(h)  2.32
     GSU (d)         .66(i)   .59(i)  1.19     1.37  1.21     1.26
     LP&L           1.39     1.87     1.95     2.18  2.39     2.52
     MP&L           1.00(e)  1.93     1.94     1.97  3.08(h)  2.20
     NOPSI          1.62     2.36     4.97(g)  2.36  4.12(h)  3.56


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

(h) Earnings for the year ended December 31, 1993 include $81 million, $52 million, and $18 million for AP&L, MP&L, and NOPSI, respectively, related to the change in accounting principle to provide for the accrual of estimated unbilled revenues.

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


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

    3(a) - Articles of Amendment to Restated Articles of
           Incorporation, as amended, of LP&L, as executed
           July 21, 1994.

    3(b) - Articles of Amendment to Restated Articles of
           Incorporation, as amended, of MP&L, as executed March
           17, 1994.

    3(c) - Articles of Amendment to Restated Articles of
           Incorporation, as amended, of NOPSI, as executed
           July 21, 1994.

    3(d) - By-laws of AP&L, as amended and currently in effect.

    3(e) - By-laws of GSU, as amended and currently in effect.

    3(f) - By-laws of MP&L, as amended and currently in effect.

    3(g) - By-laws of NOPSI, as amended and currently in effect.

    4(a) - Fifty-second Supplemental Indenture, dated as of June
           15, 1994, to AP&L's Mortgage and Deed of Trust.

** 4(b) -  Ninth Supplemental Indenture, dated as of
           July 1, 1994, to MP&L's Mortgage and Deed of Trust
           (filed as Exhibit A-2(j) to Rule 24 Certificate dated
           July 22, 1994 in File No. 70-7914).

** 4(c) -  Forty-ninth Supplemental Indenture, dated
           as of July 1, 1994, to LP&L's Mortgage and Deed of
           Trust (filed as Exhibit A-3(e) to Rule 24 Certificate dated August 1, 1994 in File No. 70-7822).

  23(a) -  Consent of Friday, Eldredge & Clark.

  23(b) -  Consent of Monroe & Lemann (A Professional
           Corporation).

  23(c) -  Consent of Wise Carter Child & Caraway, Professional
           Association.

  23(d) -  Consent of Clark, Thomas & Winters.

  23(e) -  Consent of Sandlin Associates.

  99(a) -  AP&L's Computation of Ratios of Earnings to Fixed
           Charges and of Earnings to Combined Fixed Charges and
           Preferred Dividends, as defined.

  99(b) -  GSU's Computation of Ratios of Earnings to Fixed
           Charges and of Earnings to Combined Fixed Charges and
           Preferred Dividends, as defined.

  99(c) -  LP&L's Computation of Ratios of Earnings to Fixed
           Charges and of Earnings to Combined Fixed Charges and
           Preferred Dividends, as defined.

  99(d) -  MP&L's Computation of Ratios of Earnings to Fixed
           Charges and of Earnings to Combined Fixed Charges and
           Preferred Dividends, as defined.

  99(e) -  NOPSI's Computation of Ratios of Earnings to Fixed
           Charges and of Earnings to Combined Fixed Charges and
           Preferred Dividends, as defined.

  99(f) -  System Energy's Computation of Ratios of Earnings to
           Fixed Charges, as defined.

**99(g) -  Annual Reports on Form 10-K of Entergy
           Corporation, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy for the fiscal year ended December 31, 1993, portions of which are incorporated herein by reference as described elsewhere in this document (filed with the SEC in File Nos. 1-11299, 1-10764, 1-2703, 1-8474, 0-320, 0-5807, and 1-9067,
           respectively).

**99(h) -  Quarterly Report on Form 10-Q of Entergy
           Corporation, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy for the quarter ended March 31, 1994, portions of which are incorporated herein by reference as described elsewhere in this document (filed with the SEC in File Nos. 1-11299, 1-10764, 1-2703, 1-8474, 0-
           320, 0-5807, and 1-9067, respectively).

**99(i) -  Opinion of Clark, Thomas & Winters, a
           professional corporation, dated September 30, 1992 regarding the effect of the October 1, 1991 judgment in GSU v. PUCT in the District Court of Travis County, Texas (99-1 in Registration No. 33-48889).

  99(j) - Opinion of Clark, Thomas & Winters, a professional corporation, dated August 8, 1994 regarding recovery of costs deferred pursuant to PUCT order in Docket
           6525.

___________________________
 * Reference is made to a duplicate list of exhibits being filed as a part of Form 10-Q for the quarter ended June 30, 1994, which list, prepared in accordance with Item 102 of Regulation S-T of the Securities and Exchange Commission, immediately precedes the exhibits being filed with Form 10-Q for the quarter ended June 30, 1994.

**   Incorporated herein by reference as indicated.

      (b) Reports on Form 8-K

Entergy

      A current report on Form 8-K, dated May 25, 1994, was filed with the SEC on June 1, 1994, reporting information under Item 5. "Other Materially Important Events".

GSU

      A current report on Form 8-K, dated May 25, 1994, was filed with the SEC on June 1, 1994, reporting information under Item 5. "Other Materially Important Events".

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



                                        /s/ Lee W. Randall
                                            Lee W. Randall
                                         Vice President and
                                     Chief Accounting Officer
                               (For each Registrant and for each as
                                   Principal Accounting Officer)



Date:  August 8, 1994