Form 10-Q
period 1994-09-30
ENTERGY CORP /DE/; ARKANSAS POWER & LIGHT CO; GULF STATES UTILITIES CO; LOUISIANA POWER & LIGHT CO /LA/; MISSISSIPPI POWER & LIGHT CO; NEW ORLEANS PUBLIC SERVICE INC; SYSTEM ENERGY RESOURCES INC
filed 1994-11-14
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1994

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to____________

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
                (an Arkansas corporation)
                Echelon One
                1340 Echelon Parkway
                Jackson, Mississippi 39213
                Telephone (601) 368-5000

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes     X      No

Common Stock Outstanding                   Outstanding at October 31, 1994
Entergy Corporation       ($0.01 par value)          227,378,729

              ENTERGY CORPORATION AND SUBSIDIARIES
             INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       September 30, 1994

                                                         Page
                                                        Number

Definitions                                                1
Financial Statements:
  Entergy Corporation and Subsidiaries:
    Consolidated Balance Sheets                            4
    Statements of Consolidated Income                      6
    Statements of Consolidated Cash Flows                  7
    Selected Operating Results                             9
  Arkansas Power & Light Company:
    Balance Sheets                                        10
    Statements of Income                                  12
    Statements of Cash Flows                              13
    Selected Operating Results                            14
  Gulf States Utilities Company:
    Balance Sheets                                        15
    Statements of Income                                  17
    Statements of Cash Flows                              18
    Selected Operating Results                            19
  Louisiana Power & Light Company:
    Balance Sheets                                        20
    Statements of Income                                  22
    Statements of Cash Flows                              23
    Selected Operating Results                            24
  Mississippi Power & Light Company:
    Balance Sheets                                        25
    Statements of Income                                  27
    Statements of Cash Flows                              28
    Selected Operating Results                            29
  New Orleans Public Service Inc.:
    Balance Sheets                                        30
    Statements of Income                                  32
    Statements of Cash Flows                              33
    Selected Operating Results                            34
  System Energy Resources, Inc.:
    Balance Sheets                                        35
    Statements of Income                                  37
    Statements of Cash Flows                              38
Notes to Financial Statements                             39
Management's Financial Discussion and Analysis            58
Part II:
  Item 1.  Legal Proceedings                              74
  Item 5.  Other Information                              78
  Item 6.  Exhibits and Reports on Form 8-K               81
Experts                                                   83
Signature                                                 84

This combined Form 10-Q is separately filed by Entergy Corporation, Arkansas Power & Light Company, Gulf States Utilities Company, Louisiana Power & Light Company, Mississippi Power & Light Company, New Orleans Public Service Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies. This combined Form 10-Q supplements and updates the Form 10-K for the calendar year ended December 31, 1993, and the Forms 10-Q for the quarters ended March 31, 1994 and June 30, 1994, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

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
                         as  amended,  among  System  Energy  and
                         AP&L,  LP&L,  MP&L, and NOPSI,  and  the
                         assignments thereof
Capital Funds Agreement  Agreement, dated as of June 21,  1974, as  amended, between System  Energy  and
                         Entergy Corporation, and the assignments
                         thereof
CCLM                     Customer-Controlled Load Management (a
                         DSM activity utilizing residential time-
                         of-use rates)
City of New Orleans
   or City               New Orleans, Louisiana
Council                  Council  of  the  City of  New  Orleans,
                         Louisiana
D.C. Circuit             United States Court of Appeals for the
                         District of Columbia Circuit
DSM                      Demand-Side Management (Least Cost Plan
                         activities  that  influence  electricity
                         usage by customers)
Entergy Corporation      Entergy   Corporation,   a   Delaware
                         corporation,   successor   to    Entergy
                         Corporation, a Florida Corporation
Entergy Operations       Entergy Operations, Inc., a subsidiary
                         of    Entergy   Corporation   that   has
                         operating responsibility for ANO,  Grand
                         Gulf 1, River Bend, and Waterford 3
Entergy or System        Entergy  Corporation and  its  various
                         direct and indirect subsidiaries
Entergy Power            Entergy  Power, Inc., a subsidiary  of
                         Entergy    Corporation   that    markets
                         capacity   and   energy   from   certain
                         generating facilities to other  parties,
                         principally non-affiliates, for resale
Entergy Services         Entergy Services, Inc.
FERC                     Federal Energy Regulatory Commission
First Quarter Form 10-Q  The  combined Quarterly Report on Form
                         10-Q  for  the quarter ended  March  31,
                         1994, of Entergy, AP&L, GSU, LP&L, MP&L,
                         NOPSI, and System Energy
Form 10-K                The combined Annual Report on Form 10-K
                         for the year ended December 31, 1993, of
                         Entergy,  AP&L, GSU, LP&L, MP&L,  NOPSI,
                         and System Energy
G&R Bonds                General  and Refunding Mortgage  Bonds
                         issued and issuable by MP&L and NOPSI
Grand Gulf Station       Grand  Gulf  Steam  Electric  Generating
                         Station
Grand Gulf 1             Unit No. 1 of the Grand Gulf Station
GSU                      Gulf States Utilities Company
KWH                      Kilowatt-Hour(s)
Least Cost Plan          Least  Cost  Integrated Resource  Plan
                         (combination of demand- and  supply-side
                         resources  to  be  used  by  Entergy  to
                         satisfy electricity demand)
LP&L                     Louisiana Power & Light Company
LPSC                     Louisiana Public Service Commission
Merger                   The     combination    transaction,
                         consummated  on December  31,  1993,  by
                         which GSU became a subsidiary of Entergy
                         Corporation   and  Entergy   Corporation
                         became a Delaware Corporation
Money Pool               System Money Pool, which allows certain
                         System companies to borrow from, or lend
                         to, certain other System companies
MP&L                     Mississippi Power & Light Company
MPSC                     Mississippi Public Service Commission
1991 NOPSI Settlement    Agreement, retroactive to  October  4,
                         1991,  among NOPSI, the Council and  the
                         Alliance  for  Affordable  Energy,  Inc.
                         that   settled  certain  Grand  Gulf   1
                         prudence  issues and pending  litigation
                         related to a resolution adopted  by  the
                         Council  disallowing  the  recovery   by
                         NOPSI  of  $135  million  of  previously
                         deferred Grand Gulf 1-related costs
NOPSI                    New Orleans Public Service Inc.
NRC                      Nuclear Regulatory Commission
Owner Participant        A corporation that, in connection with
                         the   Waterford  3  sale  and  leaseback
                         transactions, has acquired a  beneficial
                         interest  in a trust, the Owner  Trustee
                         of  which  is  the owner and  lessor  of
                         undivided interests in Waterford 3
Owner Trustee            Each  institution  and/or  individual
                         acting  as Owner Trustee under  a  trust
                         agreement  with an Owner Participant  in
                         connection   with the Waterford  3  sale
                         and leaseback transactions
PUCT                     Public Utility Commission of Texas
Rate Cap                 The level of GSU's retail electric base
                         rates in effect at December 31, 1993 for
                         the  Louisiana retail jurisdiction,  and
                         the  level in effect prior to the  Texas
                         Cities  Rate  Settlement for  the  Texas
                         retail  jurisdiction, which may  not  be
                         exceeded  for  the five years  following
                         December 31, 1993
Reallocation Agreement   1981 Agreement, superseded in part by a
                         June  13,  1985 decision  of  the  FERC,
                         among  AP&L,  LP&L,  MP&L,  NOPSI,   and
                         System  Energy, relating to the sale  of
                         capacity and energy from the Grand  Gulf
                         Station
River Bend               River  Bend Steam Electric  Generating
                         Station, owned 70% by GSU
Revised Plan             MP&L's Grand Gulf 1-related rate phase-
                         in plan, originally approved by the MPSC
                         in  an  order  issued on  September  16,
                         1985,  as  modified by  the  MPSC  order
                         issued September 29, 1988, to bring such
                         plan    into   compliance    with    the
                         requirements of SFAS No. 92
SEC                      Securities and Exchange Commission
SFAS                     Statement   of  Financial  Accounting
                         Standards   as   promulgated   by    the
                         Financial Accounting Standards Board
SFAS 109                 SFAS  No.  109, "Accounting  for  Income
                         Taxes"
Second Quarter Form 10-Q The  combined Quarterly Report on Form
                         10-Q  for  the  quarter ended  June  30,
                         1994, of Entergy, AP&L, GSU, LP&L, MP&L,
                         NOPSI, and System Energy
System Agreement         Agreement, effective January 1,  1983,
                         as subsequently modified by decisions of
                         the  FERC,  among  the System  operating
                         companies  relating to  the  sharing  of
                         generating  capacity  and  other   power
                         resources
System Energy            System Energy Resources, Inc.
System Fuels             System Fuels, Inc.
System operating
 companies               AP&L, GSU, LP&L, MP&L, and  NOPSI,
                         collectively
System or Entergy        Entergy  Corporation and  its  various
                         direct and indirect subsidiaries
Unit Power Sales
 Agreement               Agreement, dated as  of  June  10,
                         1982,  as  amended,  among  AP&L,  LP&L,
                         MP&L, NOPSI, and System Energy, relating
                         to  the sale of capacity and energy from
                         System Energy's share of Grand Gulf 1
Waterford 3              Unit  No.  3   of the Waterford  Steam
                         Electric Generating Station

         ENTERGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
       September 30, 1994 and December 31, 1993
                     (Unaudited)

                                                              1994             1993
                                                                 (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                                  $21,323,257      $20,848,844
  Plant acquisition adjustment - GSU                            424,540          380,117
  Electric plant under leases                                   665,579          663,024
  Property under capital leases - electric                      167,304          175,276
  Natural gas                                                   161,811          156,452
  Steam products                                                 75,922           75,689
  Construction work in progress                                 442,780          533,112
  Nuclear fuel under capital leases                             289,775          329,433
  Nuclear fuel                                                   44,101           17,760
                                                            -----------      -----------
           Total                                             23,595,069       23,179,707
  Less - accumulated depreciation and amortization            7,563,520        7,157,981
                                                            -----------      -----------
           Utility plant - net                               16,031,549       16,021,726
                                                            -----------      -----------
Other Property and Investments:
  Decommissioning trust funds                                   208,362          172,960
  Other                                                         192,915          183,597
                                                            -----------      -----------
           Total                                                401,277          356,557
                                                            -----------      -----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                        118,682           27,345
    Temporary cash investments - at cost,
      which approximates market                                 565,346          536,404
                                                            -----------      -----------
           Total cash and cash equivalents                      684,028          563,749
  Special deposits                                                9,854           36,612
  Notes receivable                                               15,795           17,710
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
       $6.7 million in 1994 and $8.8 million in 1993)           400,106          315,796
    Other                                                        68,513           81,931
    Accrued unbilled revenues                                   285,842          257,321
  Fuel inventory                                                 86,294          110,204
  Materials and supplies - at average cost                      360,663          360,353
  Rate deferrals                                                363,747          333,311
  Prepayments and other                                          96,655           98,144
                                                            -----------      -----------
           Total                                              2,371,497        2,175,131
                                                            -----------      -----------
Deferred Debits and Other Assets:
  Rate deferrals                                              1,545,303        1,876,051
  SFAS 109 regulatory asset - net                             1,390,075        1,385,824
  Long-term receivables                                         244,790          228,030
  Unamortized loss on reacquired debt                           237,598          210,698
  Other                                                         592,310          622,680
                                                            -----------      -----------
           Total                                              4,010,076        4,323,283
                                                            -----------      -----------
           TOTAL                                            $22,814,399      $22,876,697
                                                            ===========      ===========

See Notes to Financial Statements.

         ENTERGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS
       September 30, 1994 and December 31, 1993
                     (Unaudited)

                                                              1994             1993
                                                                  (In Thousands)
            CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $.01 par value, authorized 500,000,000
    shares; issued 229,989,737 shares in 1994 and
    231,219,737 shares in 1993                                   $2,300           $2,312
  Paid-in capital                                             4,201,981        4,223,682
  Retained earnings                                           2,345,156        2,310,082
  Less - treasury stock (2,611,158 shares in 1994)               77,440                -
                                                            -----------      -----------
           Total common shareholders' equity                  6,471,997        6,536,076

  Preference stock                                              150,000          150,000
  Subsidiaries' preferred stock:
   Without sinking fund                                         550,955          550,955
   With sinking fund                                            305,183          349,053
  Long-term debt                                              7,288,021        7,355,962
                                                            -----------      -----------
           Total                                             14,766,156       14,942,046
                                                            -----------      -----------
Other Noncurrent Liabilities:
  Obligations under capital leases                              266,457          322,867
  Other                                                         296,551          296,876
                                                            -----------      -----------
           Total                                                563,008          619,743
                                                            -----------      -----------
Current Liabilities:
  Currently maturing long-term debt                             353,930          322,010
  Notes payable                                                 106,866           43,667
  Accounts payable                                              373,245          413,727
  Customer deposits                                             133,864          127,524
  Taxes accrued                                                 230,890          118,267
  Accumulated deferred income taxes                              52,666           44,637
  Interest accrued                                              196,616          210,894
  Dividends declared                                             13,858           13,404
  Deferred revenue - gas supplier judgment proceeds                   -           14,632
  Deferred fuel cost                                              9,915            4,528
  Obligations under capital leases                              190,301          194,015
  Other                                                         235,411          233,009
                                                            -----------      -----------
           Total                                              1,897,562        1,740,314
                                                            -----------      -----------
Deferred Credits:
  Accumulated deferred income taxes                           3,812,618        3,849,439
  Accumulated deferred investment tax credits                   762,513          802,273
  Other                                                       1,012,542          922,882
                                                            -----------      -----------
           Total                                              5,587,673        5,574,594
                                                            -----------      -----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                            $22,814,399      $22,876,697
                                                            ===========      ===========
See Notes to Financial Statements.

                ENTERGY CORPORATION AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED INCOME
   For the Three and Nine Months Ended September 30, 1994 and 1993
                            (Unaudited)

                                                 Three Months Ended           Nine Months Ended
                                                1994           1993          1994          1993
                                                       (In Thousands, Except Share Data)
Operating Revenues:
  Electric                                    $1,776,982     $1,397,007    $4,668,907    $3,345,757
  Natural gas                                     17,107         13,944        93,952        61,708
  Steam products                                  11,435         -             35,002       -
                                              ----------     ----------    ----------    ----------
        Total                                  1,805,524      1,410,951     4,797,861     3,407,465
                                              ----------     ----------    ----------    ----------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                  430,718        305,928     1,103,157       664,824
     Purchased power                              72,169         72,679       306,798       208,212
     Nuclear refueling outage expenses            14,960         12,079        46,949        42,764
     Operation and maintenance                   469,681        257,438     1,172,916       735,938
  Depreciation and decommissioning               166,387        110,676       488,052       329,898
  Taxes other than income taxes                   71,446         48,599       214,365       145,643
  Income taxes                                   130,795        150,033       254,101       252,744
  Rate deferrals
    Rate deferrals                                     -            (25)            -        (1,651)
    Amortization of rate deferrals               112,757         93,606       295,107       215,838
                                              ----------     ----------    ----------    ----------
        Total                                  1,468,913      1,051,013     3,881,445     2,594,210
                                              ----------     ----------    ----------    ----------

Operating Income                                 336,611        359,938       916,416       813,255
                                              ----------     ----------    ----------    ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                             2,603          1,451         9,273         5,777
  Miscellaneous - net                             (2,900)        13,894        14,991        43,928
  Income taxes                                    (2,859)        (1,194)      (14,239)      (16,411)
                                              ----------     ----------    ----------    ----------
        Total                                     (3,156)        14,151        10,025        33,294
                                              ----------     ----------    ----------    ----------

Interest Charges:
  Interest on long-term debt                     160,928        121,503       480,189       368,332
  Other interest - net                            11,250          6,125        33,705        17,624
  Allowance for borrowed funds used
   during construction                            (2,228)          (953)       (7,397)       (3,974)
  Preferred dividend requirements of
   subsidiaries and other                         20,306         13,984        61,674        42,964
                                              ----------     ----------    ----------    ----------
        Total                                    190,256        140,659       568,171       424,946
                                              ----------     ----------    ----------    ----------

Income before Cumulative Effect of
 a Change in Accounting Principle                143,199        233,430       358,270       421,603

Cumulative effect to January 1, 1993
 of Accruing Unbilled Revenues (net
 of income taxes of $57,188)                     -               -            -              93,841
                                              ----------     ----------    ----------    ----------

Net Income                                      $143,199       $233,430      $358,270      $515,444
                                              ==========     ==========    ==========    ==========

Earnings per average common share
 before cumulative effect of a
 change in accounting principle                    $0.63          $1.34         $1.56         $2.41
Earnings per average common share                  $0.63          $1.34         $1.56         $2.95
Dividends declared per common share                $0.45          $0.40         $1.35         $1.20
Average number of common shares
 outstanding                                 227,470,521    174,534,253   229,154,520   174,794,391

See Notes to Financial Statements.

             ENTERGY CORPORATION AND SUBSIDIARIES
            STATEMENTS OF CONSOLIDATED CASH FLOWS
    For the Nine Months Ended September 30, 1994 and 1993
                         (Unaudited)

                                                                   1994        1993
                                                                    (In Thousands)
Operating Activities:
  Net income                                                      $358,270   $515,444
  Noncash items included in net income:
    Cumulative effect of a change in accounting principle                -    (93,841)
    Change in rate deferrals/excess capacity-net                   307,313    158,287
    Depreciation and decommissioning                               488,052    329,898
    Deferred income taxes and investment tax credits                 7,582     16,022
    Allowance for equity funds used during construction             (9,273)    (5,777)
    Amortization of deferred revenues                              (14,632)   (32,196)
  Changes in working capital:
    Receivables                                                    (99,413)  (148,980)
    Fuel inventory                                                  23,910     20,909
    Accounts payable                                               (40,482)   (55,775)
    Taxes accrued                                                  112,623     90,085
    Interest accrued                                               (14,278)   (13,001)
    Other working capital accounts                                  43,981    (35,784)
  Refunds to customers - gas contract settlement                         -    (56,027)
  Decommissioning trust contributions                              (18,215)   (14,903)
  Provision for estimated losses and reserves                       (6,242)    39,741
  Other                                                            (18,596)    62,330
                                                                 ---------   --------
    Net cash flow provided by operating activities               1,120,600    776,432
                                                                 ---------   --------
Investing Activities:
  Construction / capital expenditures                             (481,178)  (279,561)
  Allowance for equity funds used during construction                9,273      5,777
  Nuclear fuel purchases                                          (109,838)   (62,170)
  Proceeds from sale/leaseback of nuclear fuel                      85,178     61,302
  Investment in nonregulated/nonutility properties                     199    (58,407)
  Decrease in other temporary investments                                -     17,012
                                                                 ---------   --------
    Net cash flow used in investing activities                    (496,366)  (316,047)
                                                                 ---------   --------
Financing Activities:
  Proceeds from the issuance of:
    First mortgage bonds                                            83,944    275,000
    General and refunding mortgage bonds                                 -    285,000
    Other long-term debt                                            63,590     80,299
  Premium and expense on refinancing sale/leaseback bonds          (47,663)         -
  Retirement of:
    First mortgage bonds                                          (103,800)  (475,615)
    General and refunding mortgage bonds                           (45,000)   (99,400)
    Other long-term debt                                           (45,410)   (68,563)
  Repurchase of common stock                                      (119,486)   (20,558)
  Redemption of preferred stock                                    (43,860)   (44,000)
  Common stock dividends paid                                     (309,469)  (208,908)
  Changes in short-term borrowings                                  63,199          -
                                                                 ---------   --------
    Net cash flow used in financing activities                    (503,955)  (276,745)
                                                                 ---------   --------
Net increase in cash and cash equivalents                          120,279    183,640

Cash and cash equivalents at beginning of period                   563,749    379,792
                                                                 ---------   --------
Cash and cash equivalents at end of period                        $684,028   $563,432
                                                                 =========   ========

             ENTERGY CORPORATION AND SUBSIDIARIES
            STATEMENTS OF CONSOLIDATED CASH FLOWS
    For the Nine Months Ended September 30, 1994 and 1993
                         (Unaudited)

                                                                   1994        1993
                                                                     (In Thousands)

             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                          $496,933   $388,051
    Income taxes                                                  $131,607   $101,782
  Noncash investing and financing activities:
     Capital lease obligations incurred                            $69,520    $61,302
     Excess of fair value of decommissioning trust
       assets over amount invested                                  $9,068          -


See Notes to Financial Statements.

                     ENTERGY CORPORATION AND SUBSIDIARIES
                          SELECTED OPERATING RESULTS
          For the Three and Nine Months Ended September 30, 1994 and 1993
                                 (Unaudited)


                                         Three Months Ended  Increase/
             Description                  1994      1993     (Decrease)    %
                                                   (In Millions)
Electric Operating Revenues:
  Residential                            $ 726.3   $ 598.5    $ 127.8      21
  Commercial                               435.8     334.4      101.4      30
  Industrial                               488.6     333.4      155.2      47
  Governmental                              42.7      39.4        3.3       8
                                       ---------  --------    -------
    Total retail                         1,693.4   1,305.7      387.7      30
  Sales for resale                         112.2      91.1       21.1      23
  Other                                    (28.6)      0.2      (28.8)      *
                                       ---------  --------    -------
    Total                              $ 1,777.0  $1,397.0    $ 380.0      27
                                       =========  ========    =======
Billed Electric Energy
 Sales (Millions of KWH):
  Residential                              8,848     6,916      1,932      28
  Commercial                               5,916     4,220      1,696      40
  Industrial                              10,675     6,592      4,083      62
  Governmental                               609       540         69      13
                                       ---------  --------   --------
    Total retail                          26,048    18,268      7,780      43
  Sales for resale                         2,503     2,296        207       9
                                       ---------  --------   --------
    Total                                 28,551    20,564      7,987      39
                                       =========  ========   ========


                                          Nine Months Ended  Increase/
             Description                  1994      1993     (Decrease)    %
                                                (In Millions)
Electric Operating Revenues:
  Residential                          $ 1,691.3  $1,241.9   $  449.4      36
  Commercial                             1,147.2     805.1      342.1      42
  Industrial                             1,386.2     878.4      507.8      58
  Governmental                             122.3     101.9       20.4      20
                                       ---------  --------   --------
    Total retail                         4,347.0   3,027.3    1,319.7      44
  Sales for resale                         272.3     225.3       47.0      21
  Other                                     49.6      93.2      (43.6)    (47)
                                       ---------  --------   --------
    Total                              $ 4,668.9  $3,345.8   $1,323.1      40
                                       =========  ========   ========

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                             20,716    14,788      5,928      40
  Commercial                              15,135    10,173      4,962      49
  Industrial                              30,481    18,479     12,002      65
  Governmental                             1,688     1,414        274      19
                                       ---------  --------   --------
    Total retail                          68,020    44,854     23,166      52
  Sales for resale                         6,274     6,416       (142)     (2)
                                       ---------  --------   --------
    Total                                 74,294    51,270     23,024      45
                                       =========  ========   ========


Note:  On December 31, 1993, GSU became a wholly-owned subsidiary of Entergy
Corporation. In accordance with the purchase method of accounting, the 1993 third quarter and year to date operating results do not include GSU operating results.

* Decrease greater than 200 percent.


            ARKANSAS POWER & LIGHT COMPANY
                    BALANCE SHEETS
       September 30, 1994 and December 31, 1993
                     (Unaudited)

                                                              1994             1993
                                                                  (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                                   $4,286,317       $4,098,355
  Property under capital leases                                  59,190           62,139
  Construction work in progress                                 111,961          197,005
  Nuclear fuel under capital lease                              100,060           93,606
                                                             ----------       ----------
           Total                                              4,557,528        4,451,105

  Less - accumulated depreciation and amortization            1,696,801        1,604,318
                                                             ----------       ----------
           Utility plant - net                                2,860,727        2,846,787
                                                             ----------       ----------
Other Property and Investments:
  Investment in subsidiary companies - at equity                 11,232           11,232
  Decommissioning trust fund                                    130,514          108,192
  Other - at cost (less accumulated depreciation)                 4,545            4,257
                                                             ----------       ----------
           Total                                                146,291          123,681
                                                             ----------       ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                         18,663            1,825
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                      4,904                -
        Other                                                    27,993                -
                                                             ----------       ----------
           Total cash and cash equivalents                       51,560            1,825
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $2.0 million in 1994 and $2.1 million in 1993)           81,652           65,641
    Associated companies                                         30,441           18,312
    Other                                                        12,478           20,817
    Accrued unbilled revenues                                   102,240           83,378
  Fuel inventory - at average cost                               25,015           51,920
  Materials and supplies - at average cost                       79,650           81,398
  Rate deferrals                                                108,113           92,592
  Deferred excess capacity                                        9,062            9,115
  Prepayments and other                                          20,222           28,303
                                                             ----------       ----------
           Total                                                520,433          453,301
                                                             ----------       ----------
Deferred Debits and Other Assets:
  Rate deferrals                                                389,260          475,387
  Deferred excess capacity                                       21,517           28,465
  SFAS 109 regulatory asset - net                               211,835          234,015
  Unamortized loss on reacquired debt                            58,176           60,169
  Other                                                         116,448          112,300
                                                             ----------       ----------
           Total                                                797,236          910,336
                                                             ----------       ----------
           TOTAL                                             $4,324,687       $4,334,105
                                                             ==========       ==========
See Notes to Financial Statements.

            ARKANSAS POWER & LIGHT COMPANY
                    BALANCE SHEETS
       September 30, 1994 and December 31, 1993
                     (Unaudited)

                                                              1994             1993
                                                                  (In Thousands)
            CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $0.01 par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares in 1994 and 1993                             $470             $470
  Paid-in capital                                               590,844          590,844
  Retained earnings                                             464,062          448,811
                                                             ----------       ----------
           Total common shareholder's equity                  1,055,376        1,040,125
  Preferred stock:
    Without sinking fund                                        176,350          176,350
    With sinking fund                                            61,027           70,027
  Long-term debt                                              1,293,886        1,313,315
                                                             ----------       ----------
           Total                                              2,586,639        2,599,817
                                                             ----------       ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                               97,976           94,861
  Other                                                          70,664           66,879
                                                             ----------       ----------
           Total                                                168,640          161,740
                                                             ----------       ----------
Current Liabilities:
  Currently maturing long-term debt                              28,020            3,020
  Notes payable:
    Associated companies                                              -           21,395
    Other                                                        34,667              667
  Accounts payable:
    Associated companies                                         38,010           45,177
    Other                                                        98,088           93,611
  Customer deposits                                              16,839           15,241
  Taxes accrued                                                  86,239           43,013
  Accumulated deferred income taxes                              36,537           32,367
  Interest accrued                                               31,870           31,410
  Dividends declared                                              4,780            5,049
  Co-owner advances                                              22,402           39,435
  Deferred fuel cost                                             19,840           16,130
  Nuclear refueling reserve                                      30,347           30,677
  Obligations under capital leases                               61,274           60,883
  Other                                                          25,446           25,730
                                                             ----------       ----------
           Total                                                534,359          463,805
                                                             ----------       ----------
Deferred Credits:
  Accumulated deferred income taxes                             816,232          876,618
  Accumulated deferred investment tax credits                   145,946          154,723
  Other                                                          72,871           77,402
                                                             ----------       ----------
           Total                                              1,035,049        1,108,743
                                                             ----------       ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                             $4,324,687       $4,334,105
                                                             ==========       ==========
See Notes to Financial Statements.

                      ARKANSAS POWER & LIGHT COMPANY
                            STATEMENTS OF INCOME
        For the Three and Nine Months Ended September 30, 1994 and 1993
                                (Unaudited)

                                                  Three Months Ended          Nine Months Ended
                                                1994           1993          1994          1993
                                                                (In Thousands)

Operating Revenues                              $470,770       $519,822    $1,256,762    $1,250,213
                                                --------       --------    ----------    ----------

Operating Expenses:
  Operation and maintenance:
   Fuel and fuel-related expenses                 74,050         80,284       205,283       197,559
   Purchased power                                80,326         90,653       264,935       265,084
   Nuclear refueling outage expenses               8,059          5,279        25,532        26,011
   Other operation and maintenance               118,413         95,052       288,311       272,550
  Depreciation and decommissioning                38,671         34,601       110,929       101,156
  Taxes other than income taxes                    7,961          6,750        25,584        20,491
  Income taxes                                    30,569         40,680        45,487        45,226
  Amortization of rate deferrals                  56,558         65,039       130,283       130,359
                                                --------       --------    ----------    ----------
        Total                                    414,607        418,338     1,096,344     1,058,436
                                                --------       --------    ----------    ----------

Operating Income                                  56,163        101,484       160,418       191,777
                                                --------       --------    ----------    ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                               894            383         2,944         2,695
  Miscellaneous - net                             10,785         14,662        35,346        44,739
  Income taxes                                    (4,250)        (6,838)      (13,934)      (24,233)
                                                --------       --------    ----------    ----------
        Total                                      7,429          8,207        24,356        23,201
                                                --------       --------    ----------    ----------
Interest Charges:
  Interest on long-term debt                      25,464         27,171        75,842        81,607
  Other interest - net                             2,410          1,080         6,730         3,097
  Allowance for borrowed funds used
   during construction                              (912)          (237)       (2,579)       (1,869)
                                                --------       --------    ----------    ----------
        Total                                     26,962         28,014        79,993        82,835
                                                --------       --------    ----------    ----------

Income before Cumulative Effect of
 a Change in Accounting Principle                 36,630         81,677       104,781       132,143

Cumulative Effect to January 1, 1993
 of Accruing Unbilled Revenues (net
 of income taxes of $31,140)                           -              -             -        50,187
                                                --------       --------    ----------    ----------

Net Income                                        36,630         81,677       104,781       182,330

Preferred Stock Dividend Requirements
 and Other                                         4,781          5,267        14,530        15,828
                                                --------       --------    ----------    ----------

Earnings Applicable to Common Stock              $31,849        $76,410       $90,251      $166,502
                                                ========       ========    ==========    ==========

See Notes to Financial Statements.


                ARKANSAS POWER & LIGHT COMPANY
                   STATEMENTS OF CASH FLOWS
    For the Nine Months Ended September 30, 1994 and 1993
                         (Unaudited)

                                                                   1994        1993
                                                                    (In Thousands)
Operating Activities:
  Net income                                                      $104,781   $182,330
  Noncash items included in net income:
    Cumulative effect of a change in  accounting principle               -    (50,187)
    Change in rate deferrals/excess capacity-net                    77,607     65,517
    Depreciation and decommissioning                               110,929    101,156
    Deferred income taxes and investment tax credits               (42,973)   (25,214)
    Allowance for equity funds used during construction             (2,944)    (2,695)
  Changes in working capital:
    Receivables                                                    (38,663)   (22,383)
    Fuel inventory                                                  26,905     24,812
    Accounts payable                                                (2,690)     2,100
    Taxes accrued                                                   43,226     24,449
    Interest accrued                                                   460       (395)
    Other working capital accounts                                     586    (15,615)
  Decommissioning trust contributions                               (8,525)    (8,224)
  Provision for estimated losses and reserves                        5,206      8,862
  Other                                                            (17,073)   (15,022)
                                                                 ---------   --------
    Net cash flow provided by operating activities                 256,832    269,491
                                                                 ---------   --------
Investing Activities:
  Construction expenditures                                       (122,279)  (108,063)
  Allowance for equity funds used during construction                2,944      2,695
  Nuclear fuel purchases                                           (33,477)   (29,072)
  Proceeds from sale/leaseback of nuclear fuel                      33,477     29,072
                                                                 ---------   --------
    Net cash flow used in investing activities                    (119,335)  (105,368)
                                                                 ---------   --------
Financing Activities:
  Proceeds from issuance of:
    First mortgage bonds                                                 -    115,000
    Other long-term debt                                            27,992     47,299
  Retirement of:
    First mortgage bonds                                              (800)  (135,889)
    Other long-term debt                                           (28,761)   (46,350)
  Redemption of preferred stock                                     (9,000)    (9,000)
  Changes in short-term borrowings                                  12,605     (4,000)
  Dividends paid:
    Common stock                                                   (75,000)   (37,700)
    Preferred stock                                                (14,798)   (16,095)
                                                                 ---------   --------
    Net cash flow provided by financing activities                 (87,762)   (86,735)
                                                                 ---------   --------
Net increase in cash and cash equivalents                           49,735     77,388

Cash and cash equivalents at beginning of period                     1,825          -
                                                                 ---------   --------
Cash and cash equivalents at end of period                         $51,560    $77,388
                                                                 =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                           $73,515    $79,265
    Income taxes                                                   $54,117    $54,293
  Noncash investing and financing activities:
    Capital lease obligations incurred                             $41,122    $29,072
    Excess of  fair value of decommissioning trust
     assets over amount invested                                    $8,872          -

See Notes to Financial Statements.

                       ARKANSAS POWER & LIGHT COMPANY
                         SELECTED OPERATING RESULTS
         For the Three and Nine Months Ended September 30, 1994 and 1993
                                (Unaudited)


                                         Three Months Ended  Increase/
             Description                  1994      1993     (Decrease)    %
                                                (In Millions)
Electric Operating Revenues:
  Residential                            $ 170.5   $ 197.9    ($27.4)    (14)
  Commercial                                95.2     103.0      (7.8)     (8)
  Industrial                               100.5     107.1      (6.6)     (6)
  Governmental                               4.7       5.0      (0.3)     (6)
                                         -------   -------    ------
    Total retail                           370.9     413.0     (42.1)    (10)
  Sales for resale                          99.9      96.9       3.0       3
  Other                                      0.0       9.9      (9.9)   (100)
                                         -------   -------    ------
    Total                                $ 470.8   $ 519.8    ($49.0)     (9)
                                         =======   =======    ======
Billed Electric Energy
 Sales (Millions of KWH):
  Residential                              1,802     2,041      (239)    (12)
  Commercial                               1,260     1,329       (69)     (5)
  Industrial                               1,587     1,605       (18)     (1)
  Governmental                                63        68        (5)     (7)
                                         -------   -------    ------
    Total retail                           4,712     5,043      (331)     (7)
  Sales for resale                         3,711     2,980       731      25
                                         -------   -------    ------
    Total                                  8,423     8,023       400       5
                                         =======   =======    ======


                                          Nine Months Ended  Increase/
             Description                  1994      1993     (Decrease)    %
                                                (In Millions)
Electric Operating Revenues:
  Residential                            $ 402.1   $ 420.5   ($ 18.4)     (4)
  Commercial                               236.3     236.1       0.2       -
  Industrial                               253.9     253.1       0.8       -
  Governmental                              12.9      12.8       0.1       1
                                        --------  --------    ------
    Total retail                           905.2     922.5     (17.3)     (2)
  Sales for resale                         313.7     291.8      21.9       8
  Other                                     37.9      35.9       2.0       6
                                        --------  --------    ------
    Total                               $1,256.8  $1,250.2     $ 6.6       1
                                        ========  ========    ======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                              4,381     4,517      (136)     (3)
  Commercial                               3,177     3,136        41       1
  Industrial                               4,392     4,247       145       3
  Governmental                               178       177         1       1
                                         -------   -------    ------
    Total retail                          12,128    12,077        51       -
  Sales for resale                        12,218    10,895     1,323      12
                                         -------   -------    ------
    Total                                 24,346    22,972     1,374       6
                                         =======   =======    ======




            GULF STATES UTILITIES COMPANY
                    BALANCE SHEETS
       September 30, 1994 and December 31, 1993
                     (Unaudited)

                                                              1994             1993
                                                                  (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                                   $6,879,066       $6,825,989
  Natural gas                                                    43,556           42,786
  Steam products                                                 75,922           75,689
  Property under capital leases                                  84,142           86,039
  Construction work in progress                                  94,476           50,080
  Nuclear fuel under capital leases                              81,464           94,828
                                                             ----------       ----------
           Total                                              7,258,626        7,175,411
  Less - accumulated depreciation and amortization            2,458,358        2,323,804
                                                             ----------       ----------
           Utility plant - net                                4,800,268        4,851,607
                                                             ----------       ----------
Other Property and Investments:
  Decommissioning trust fund                                     20,712           17,873
  Other - at cost (less accumulated depreciation)                29,738           29,360
                                                             ----------       ----------
           Total                                                 50,450           47,233
                                                             ----------       ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                         18,748            3,012
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                     13,515                -
        Other                                                    89,809          258,337
                                                             ----------       ----------
           Total cash and cash equivalents                      122,072          261,349
  Accounts receivable:
    Customer (less allowance for doubtful accounts
      of $0.7 million in 1994 and $2.4 million in 1993)         145,636          117,369
    Associated companies                                         11,651                -
    Other                                                        19,855           18,371
    Accrued unbilled revenues                                    42,051           32,572
  Deferred fuel costs                                            18,930            5,883
  Accumulated deferred income taxes                              29,064           28,425
  Fuel inventory                                                 27,198           23,448
  Materials and supplies - at average cost                       89,234           86,831
  Rate deferrals                                                 97,850           90,775
  Prepayments and other                                          21,404           20,523
                                                             ----------       ----------
           Total                                                624,945          685,546
                                                             ----------       ----------
Deferred Debits and Other Assets:
  Rate deferrals                                                532,532          638,015
  SFAS 109 regulatory asset - net                               427,634          432,411
  Long-term receivables                                         239,327          218,079
  Unamortized loss on reacquired debt                            65,802           70,970
  Other                                                         189,723          193,490
                                                             ----------       ----------
           Total                                              1,455,018        1,552,965
                                                             ----------       ----------
           TOTAL                                             $6,930,681       $7,137,351
                                                             ==========       ==========
See Notes to Financial Statements.

            GULF STATES UTILITIES COMPANY
                    BALANCE SHEETS
       September 30, 1994 and December 31, 1993
                     (Unaudited)

                                                              1994             1993
                                                                  (In Thousands)
            CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares in 1994 and 1993                                $114,055         $114,055
  Paid-in capital                                             1,152,344        1,152,304
  Retained earnings                                             367,323          666,401
                                                             ----------       ----------
           Total common shareholder's equity                  1,633,722        1,932,760
  Preference stock                                              150,000          150,000
  Preferred stock:
    Without sinking fund                                        136,444          136,444
    With sinking fund                                            96,143          101,004
  Long-term debt                                              2,318,375        2,368,639
                                                             ----------       ----------
           Total                                              4,334,684        4,688,847
                                                             ----------       ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                              129,021          152,359
  Other                                                          66,214           65,259
                                                             ----------       ----------
           Total                                                195,235          217,618
                                                             ----------       ----------
Current Liabilities:
  Currently maturing long-term debt                              50,425              425
  Accounts payable:
    Associated companies                                         37,221            2,745
    Other                                                        98,236          109,840
  Customer deposits                                              22,916           21,958
  Taxes accrued                                                  37,435           22,856
  Interest accrued                                               63,308           59,516
  Nuclear refueling reserve                                       8,425           22,356
  Obligations under capital leases                               37,720           41,713
  Other                                                         114,283           97,741
                                                             ----------       ----------
           Total                                                469,969          379,150
                                                             ----------       ----------
Deferred Credits:
  Accumulated deferred income taxes                           1,259,262        1,222,999
  Accumulated deferred investment tax credits                    91,090           94,455
  Deferred River Bend finance charges                            88,495          106,765
  Other                                                         491,946          427,517
                                                             ----------       ----------
           Total                                              1,930,793        1,851,736
                                                             ----------       ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                             $6,930,681       $7,137,351
                                                             ==========       ==========
See Notes to Financial Statements.


                     GULF STATES UTILITIES COMPANY
                         STATEMENTS OF INCOME
   For the Three and Nine Months Ended September 30, 1994 and 1993
                             (Unaudited)

                                                  Three Months Ended           Nine Months Ended
                                                  1994           1993          1994          1993
                                                                 (In Thousands)

Operating Revenues:
  Electric                                      $530,209       $559,296    $1,371,328    $1,364,027
  Natural gas                                      3,887          4,818        25,714        23,349
  Steam products                                  11,435         10,493        35,002        33,632
                                                --------       --------    ----------    ----------
        Total                                    545,531        574,607     1,432,044     1,421,008
                                                --------       --------    ----------    ----------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses and
      gas purchased for resale                   154,881        185,138       393,240       430,452
    Purchased power                               44,330         27,294       159,389       101,600
    Nuclear refueling outage expenses              2,707          3,360         7,747        10,080
    Other operation and maintenance              171,054        103,401       376,616       293,403
  Depreciation and decommissioning                48,786         47,276       145,862       141,830
  Taxes other than income taxes                   24,623         24,322        58,633        72,869
  Income taxes                                    17,458         50,359        34,210        55,656
  Amortization of rate deferrals                  16,839         15,425        49,576        45,689
                                                --------       --------    ----------    ----------
        Total                                    480,678        456,575     1,225,273     1,151,579
                                                --------       --------    ----------    ----------

Operating Income                                  64,853        118,032       206,771       269,429
                                                --------       --------    ----------    ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                               417            126         1,056           383
  Miscellaneous - net                            (78,886)         5,786       (70,653)       14,978
  Income taxes                                    31,590         (1,678)       27,407        (9,572)
                                                --------       --------    ----------    ----------
        Total                                    (46,879)         4,234       (42,190)        5,789
                                                --------       --------    ----------    ----------

Interest Charges:
  Interest on long-term debt                      48,804         50,925       146,554       153,538
  Other interest - net                             1,172          1,335         6,409         5,924
  Allowance for borrowed funds used
   during construction                              (340)          (149)         (847)         (472)
                                                --------       --------    ----------    ----------
        Total                                     49,636         52,111       152,116       158,990
                                                --------       --------    ----------    ----------

Income (Loss) before Extraordinary Items and
 the Cumulative Effect of Accounting Changes     (31,662)        70,155        12,465       116,228

Extraordinary Items (net of income taxes)              -           (974)            -        (1,259)

Cumulative Effect to January 1, 1993,
 of Accruing Unbilled Revenues (net
 of income taxes of $ 6,940)                           -              -             -        10,660
                                                --------       --------    ----------    ----------

Net Income (Loss)                                (31,662)        69,181        12,465       125,629

Preferred and Preference Stock
  Dividend Requirements and Other                  7,506          7,921        22,442        28,118
                                                --------       --------    ----------    ----------

Earnings (Loss) Applicable to Common Stock      ($39,168)       $61,260       ($9,977)      $97,511
                                                ========       ========    ==========    ==========

See Notes to Financial Statements.




                GULF STATES UTILITIES COMPANY
                   STATEMENTS OF CASH FLOWS
    For the Nine Months Ended September 30, 1994 and 1993
                         (Unaudited)

                                                                   1994        1993
                                                                     (In Thousands)
Operating Activities:
  Net income                                                       $12,465   $125,629
  Noncash items included in net income:
    Extraordinary items                                                  -      1,259
    Cumulative effect of a change in  accounting principle               -    (10,660)
    Change in rate deferrals                                        80,138     45,689
    Depreciation and decommissioning                               145,862    141,830
    Deferred income taxes and investment tax credits                16,257     53,452
    Allowance for equity funds used during construction             (1,056)      (383)
  Changes in working capital:
    Receivables                                                    (50,881)   (35,524)
    Fuel inventory                                                  (3,750)     4,468
    Accounts payable                                                22,872     (2,336)
    Taxes accrued                                                   14,579     38,151
    Interest accrued                                                 3,792      3,878
    Other working capital accounts                                  15,330    (15,214)
  Decommissioning trust contributions                               (2,217)    (2,217)
  Purchased power settlement                                             -   (169,300)
  Other                                                             24,946     (5,491)
                                                                 ---------   --------
    Net cash flow provided by operating activities                 278,337    173,231
                                                                 ---------   --------
Investing Activities:
  Construction expenditures                                       (101,952)   (82,454)
  Allowance for equity funds used during construction                1,056        383
  Nuclear fuel purchases                                           (25,205)    (2,118)
  Proceeds from sale/leaseback of nuclear fuel                      25,205      2,118
  Refund of escrow account and other property                            -      6,710
                                                                 ---------   --------
    Net cash flow used in investing activities                    (100,896)   (75,361)
                                                                 ---------   --------
Financing Activities:
  Proceeds from the issuance of:
    Preference stock                                                     -    146,625
    First mortgage bonds                                                 -    338,379
    Other long-term debt                                                 -     21,440
  Retirement of:
    First mortgage bonds                                                 -   (360,200)
    Other long-term debt                                              (425)   (18,398)
  Redemption of preferred and preference stock                      (4,850)  (172,408)
  Dividends paid:
    Common stock                                                  (289,100)         -
    Preferred and preference stock                                 (22,343)   (28,525)
                                                                 ---------   --------
    Net cash flow used in financing activities                    (316,718)   (73,087)
                                                                 ---------   --------
Net increase (decrease) in cash and cash equivalents              (139,277)    24,783

Cash and cash equivalents at beginning of period                   261,349    197,741
                                                                 ---------   --------
Cash and cash equivalents at end of period                        $122,072   $222,524
                                                                 =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                          $136,957   $143,875
    Income taxes                                                      $137          -
  Noncash investing and financing activities:
    Capital lease obligations incurred                             $18,721     $2,302
    Deficiency of fair value of decommissioning
      trust assets over amount invested                              ($200)         -

See Notes to Financial Statements.

                          GULF STATES UTILITIES COMPANY
                           SELECTED OPERATING RESULTS
         For the Three and Nine Months Ended September 30, 1994 and 1993
                                  (Unaudited)


                                         Three Months Ended  Increase/
             Description                  1994      1993     (Decrease)    %
                                                (In Millions)
Electric Department Operating Revenues:
  Residential                            $ 192.2   $ 218.4   ($ 26.2)    (12)
  Commercial                               115.6     126.4     (10.8)     (9)
  Industrial                               162.8     174.4     (11.6)     (7)
  Governmental                               6.4       6.9      (0.5)     (7)
                                         -------   -------   -------
    Total retail                           477.0     526.1     (49.1)     (9)
  Sales for resale                          36.3      10.9      25.4     233
  Other                                     16.9      22.3      (5.4)    (24)
                                         -------   -------   -------
    Total Electric Department            $ 530.2   $ 559.3   ($ 29.1)     (5)
                                         =======   =======   =======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                              2,502     2,639      (137)     (5)
  Commercial                               1,743     1,756       (13)     (1)
  Industrial                               3,851     3,736       115       3
  Governmental                                77        78        (1)     (1)
                                         -------   -------   -------
    Total retail                           8,173     8,209       (36)      -
  Sales for resale                         1,340       249     1,091     438
                                         -------   -------   -------
    Total Electric Department              9,513     8,458     1,055      12
  Steam Department                           426       418         8       2
                                         -------   -------   -------
    Total                                  9,939     8,876     1,063      12
                                         =======   =======   =======


                                          Nine Months Ended  Increase/
             Description                  1994      1993     (Decrease)     %
                                                (In Millions)
Electric Department Operating Revenues:
  Residential                            $ 448.7   $ 464.5   ($ 15.8)     (3)
  Commercial                               312.7     318.6      (5.9)     (2)
  Industrial                               475.7     494.6     (18.9)     (4)
  Governmental                              19.1      20.1      (1.0)     (5)
                                        --------  --------   -------
    Total retail                         1,256.2   1,297.8     (41.6)     (3)
  Sales for resale                          75.1      24.3      50.8     209
  Other                                     40.0      41.9      (1.9)     (5)
                                        --------  --------   -------
    Total Electric Department           $1,371.3  $1,364.0     $ 7.3       1
                                        ========  ========   =======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                              5,775     5,589       186       3
  Commercial                               4,512     4,332       180       4
  Industrial                              11,237    10,758       479       4
  Governmental                               225       224         1       -
                                        --------  --------   -------
    Total retail                          21,749    20,903       846       4
  Sales for resale                         2,590       510     2,080     408
                                        --------  --------   -------
    Total Electric Department             24,339    21,413     2,926      14
  Steam Department                         1,257     1,210        47       4
                                        --------  --------   -------
    Total                                 25,596    22,623     2,973      13
                                        ========  ========   =======




           LOUISIANA POWER & LIGHT COMPANY
                    BALANCE SHEETS
       September 30, 1994 and December 31, 1993
                     (Unaudited)

                                                              1994             1993
                                                                  (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                                   $4,754,371       $4,646,020
  Electric plant under lease                                    226,395          225,083
  Construction work in progress                                 100,690          133,536
  Nuclear fuel under capital lease                               52,413           61,375
  Nuclear fuel                                                    5,065            3,823
                                                             ----------       ----------
           Total                                              5,138,934        5,069,837
  Less - accumulated depreciation and amortization            1,575,308        1,496,107
                                                             ----------       ----------
           Utility plant - net                                3,563,626        3,573,730
                                                             ----------       ----------
Other Property and Investments:
  Nonutility property                                            20,060           20,060
  Decommissioning trust fund                                     26,802           22,109
  Investment in subsidiary company - at equity                   14,230           14,230
  Other                                                           1,032              984
                                                             ----------       ----------
           Total                                                 62,124           57,383
                                                             ----------       ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                         13,157                -
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                      4,815                -
        Other                                                    55,835           33,489
                                                             ----------       ----------
           Total cash and cash equivalents                       73,807           33,489
  Special deposits                                                4,683           19,077
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
      $1.2 million in 1994 and of $1.1 million in 1993)          82,159           66,575
    Associated companies                                          4,319            2,952
    Other                                                        11,444           10,656
    Accrued unbilled revenues                                    71,768           64,314
  Accumulated deferred income taxes                               2,510            6,031
  Materials and supplies - at average cost                       87,108           87,204
  Rate deferrals                                                 28,422           28,422
  Prepayments and other                                          29,080           16,510
                                                             ----------       ----------
           Total                                                395,300          335,230
                                                             ----------       ----------
Deferred Debits and Other Assets:
  Rate deferrals                                                 32,368           54,031
  SFAS 109 regulatory asset - net                               357,214          349,703
  Unamortized loss on reacquired debt                            44,705           47,853
  Other                                                          48,140           46,068
                                                             ----------       ----------
           Total                                                482,427          497,655
                                                             ----------       ----------
           TOTAL                                             $4,503,477       $4,463,998
                                                             ==========       ==========
See Notes to Financial Statements.

           LOUISIANA POWER & LIGHT COMPANY
                    BALANCE SHEETS
       September 30, 1994 and December 31, 1993
                     (Unaudited)

                                                              1994             1993
                                                                 (In Thousands)
            CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares in 1994 and 1993                      $1,088,900       $1,088,900
  Capital stock expense and other                                (5,529)          (6,109)
  Retained earnings                                             134,409           89,849
                                                             ----------       ----------
           Total common shareholder's equity                  1,217,780        1,172,640
  Preferred stock:
    Without sinking fund                                        160,500          160,500
    With sinking fund                                           112,793          126,302
  Long-term debt                                              1,477,964        1,457,626
                                                             ----------       ----------
           Total                                              2,969,037        2,917,068
                                                             ----------       ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                               18,546           27,508
  Other                                                          48,480           28,909
                                                             ----------       ----------
           Total                                                 67,026           56,417
                                                             ----------       ----------
Current Liabilities:
  Currently maturing long-term debt                                 320           25,315
  Notes payable:
    Associated companies                                              -           52,041
    Other                                                        19,200                -
  Accounts payable:
    Associated companies                                         29,141           33,523
    Other                                                        56,260           76,284
  Customer deposits                                              54,457           52,234
  Taxes accrued                                                  54,977           15,110
  Interest accrued                                               37,365           42,141
  Dividends declared                                              5,523            5,938
  Deferred revenue - gas supplier judgment proceeds                   -           14,632
  Deferred fuel cost                                             11,644              605
  Obligations under capital leases                               33,867           33,867
  Other                                                          12,528            9,741
                                                             ----------       ----------
           Total                                                315,282          361,431
                                                             ----------       ----------
Deferred Credits:
  Accumulated deferred income taxes                             870,810          834,899
  Accumulated deferred investment tax credits                   183,698          188,843
  Deferred interest - Waterford 3 lease obligation               25,844           25,372
  Other                                                          71,780           79,968
                                                             ----------       ----------
           Total                                              1,152,132        1,129,082
                                                             ----------       ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                             $4,503,477       $4,463,998
                                                             ==========       ==========
See Notes to Financial Statements.


                      LOUISIANA POWER & LIGHT COMPANY
                            STATEMENTS OF INCOME
       For the Three and Nine Months Ended September 30, 1994 and 1993
                                 (Unaudited)

                                                 Three Months Ended           Nine Months Ended
                                                1994           1993          1994          1993
                                                                 (In Thousands)

Operating Revenues                              $502,458       $545,487    $1,327,927    $1,302,913
                                                --------       --------    ----------    ----------

Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses               113,688        120,692       257,314       233,279
    Purchased power                               83,942         99,256       289,279       289,488
    Nuclear refueling outage expenses              4,195          4,591        13,671        13,789
    Other operation and maintenance              100,800         86,306       260,575       244,857
  Depreciation and decommissioning                38,499         35,537       113,342       106,446
  Taxes other than income taxes                   14,377         11,823        42,733        35,707
  Income taxes                                    39,015         54,375        80,171        96,547
  Amortization of rate deferrals                   8,118          8,118        21,664        21,664
                                                --------       --------    ----------    ----------
        Total                                    402,634        420,698     1,078,749     1,041,777
                                                --------       --------    ----------    ----------

Operating Income                                  99,824        124,789       249,178       261,136
                                                --------       --------    ----------    ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                               766            545         2,855         1,869
  Miscellaneous - net                               (154)           198           287           848
  Income taxes                                       150            361           190         2,601
                                                --------       --------    ----------    ----------
        Total                                        762          1,104         3,332         5,318
                                                --------       --------    ----------    ----------

Interest Charges:
  Interest on long-term debt                      31,264         30,818        93,561        93,691
  Other interest - net                             2,839          3,169         8,467         9,077
  Allowance for borrowed funds used
   during construction                              (546)          (381)       (1,996)       (1,266)
                                                --------       --------    ----------    ----------
        Total                                     33,557         33,606       100,032       101,502
                                                --------       --------    ----------    ----------

Net Income                                        67,029         92,287       152,478       164,952

Preferred Stock Dividend Requirements
  and Other                                        5,848          6,069        17,668        18,816
                                                --------       --------    ----------    ----------

Earnings Applicable to Common Stock              $61,181        $86,218      $134,810      $146,136
                                                ========       ========    ==========    ==========

See Notes to Financial Statements.




               LOUISIANA POWER & LIGHT COMPANY
                   STATEMENTS OF CASH FLOWS
    For the Nine Months Ended September 30, 1994 and 1993
                         (Unaudited)

                                                                   1994        1993
                                                                    (In Thousands)
Operating Activities:
  Net income                                                      $152,478   $164,952
  Noncash items included in net income:
    Change in rate deferrals                                        21,664     21,663
    Depreciation and decommissioning                               113,342    106,446
    Deferred income taxes and investment tax credits                31,788     44,430
    Allowance for equity funds used during construction             (2,855)    (1,869)
    Amortization of deferred revenues                              (14,632)   (32,196)
  Changes in working capital:
    Receivables                                                    (25,193)   (39,410)
    Accounts payable                                               (24,406)   (30,916)
    Taxes accrued                                                   39,867     42,703
    Interest accrued                                                (4,776)    (4,406)
    Other working capital accounts                                  17,969     (3,862)
  Refunds to customers - gas contract settlement                         -    (56,027)
  Decommissioning trust contributions                               (3,796)    (3,000)
  Other                                                              3,051     16,922
                                                                 ---------   --------
    Net cash flow provided by operating activities                 304,501    225,430
                                                                 ---------   --------
Investing Activities:
  Construction expenditures                                       (107,708)   (98,021)
  Allowance for equity funds used during construction                2,855      1,869
                                                                 ---------   --------
    Net cash flow used in investing activities                    (104,853)   (96,152)
                                                                 ---------   --------
Financing Activities:
  Proceeds from the issuance of:
   First mortgage bonds                                                  -    100,000
   Other long-term debt                                             19,946     33,000
  Changes in short-term borrowings                                 (32,841)         -
  Retirement of:
    First mortgage bonds                                           (25,000)  (100,919)
    Other long-term debt                                              (240)   (21,983)
  Redemption of preferred stock                                    (13,510)   (18,500)
  Dividends paid:
    Common stock                                                   (90,400)   (81,400)
    Preferred stock                                                (17,285)   (19,265)
                                                                 ---------   --------
    Net cash flow used in financing activities                    (159,330)  (109,067)
                                                                 ---------   --------
Net increase in cash and cash equivalents                           40,318     20,211

Cash and cash equivalents at beginning of period                    33,489     22,782
                                                                 ---------   --------
Cash and cash equivalents at end of period                         $73,807    $42,993
                                                                 =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                          $100,081   $101,463
    Income taxes                                                   $32,400    $20,967
  Noncash investing and financing activities:
    Capital lease obligations incurred                              $9,677          -
    Excess of fair value of decommissioning trust
       assets over amount invested                                    $184          -

See Notes to Financial Statements.

                           LOUISIANA POWER & LIGHT COMPANY
                             SELECTED OPERATING RESULTS
          For the Three and Nine Months Ended September 30, 1994 and 1993
                                    (Unaudited)


                                         Three Months Ended  Increase/
             Description                  1994      1993     (Decrease)    %
                                                (In Millions)
Electric Operating Revenues:
  Residential                            $ 196.4   $ 213.9   ($ 17.5)     (8)
  Commercial                               102.6     105.2      (2.6)     (2)
  Industrial                               170.9     171.8      (0.9)     (1)
  Governmental                               8.4       7.8       0.6       8
                                         -------   -------   -------
    Total retail                           478.3     498.7     (20.4)     (4)
  Sales for resale                          10.4      19.8      (9.4)    (47)
  Other                                     13.8      27.0     (13.2)    (49)
                                         -------   -------   -------
    Total                                $ 502.5   $ 545.5    ($43.0)     (8)
                                         =======   =======   =======
Billed Electric Energy
 Sales (Millions of KWH):
  Residential                              2,493     2,674      (181)     (7)
  Commercial                               1,356     1,370       (14)     (1)
  Industrial                               4,305     4,122       183       4
  Governmental                               112       103         9       9
                                         -------   -------   -------
    Total retail                           8,266     8,269        (3)      -
  Sales for resale                           275       519      (244)    (47)
                                         -------   -------   -------
    Total                                  8,541     8,788      (247)     (3)
                                         =======   =======   =======


                                          Nine Months Ended  Increase/
             Description                  1994      1993     (Decrease)    %
                                                 (In Millions)
Electric Operating Revenues:
  Residential                            $ 460.8   $ 440.5    $ 20.3       5
  Commercial                               275.4     257.1      18.3       7
  Industrial                               499.9     476.5      23.4       5
  Governmental                              24.2      21.9       2.3      11
                                        --------  --------   -------
    Total retail                         1,260.3   1,196.0      64.3       5
  Sales for resale                          26.1      38.7     (12.6)    (33)
  Other                                     41.5      68.2     (26.7)    (39)
                                        --------  --------   -------
    Total                               $1,327.9  $1,302.9    $ 25.0       2
                                        ========  ========   =======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                              5,864     5,693       171       3
  Commercial                               3,502     3,330       172       5
  Industrial                              12,261    11,856       405       3
  Governmental                               318       297        21       7
                                         -------   -------   -------
    Total retail                          21,945    21,176       769       4
  Sales for resale                           620     1,038      (418)    (40)
                                         -------   -------   -------
    Total                                 22,565    22,214       351       2
                                         =======   =======   =======



          MISSISSIPPI POWER & LIGHT COMPANY
                    BALANCE SHEETS
       September 30, 1994 and December 31, 1993
                     (Unaudited)

                                                              1994             1993
                                                                  (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                                   $1,460,766       $1,389,229
  Construction work in progress                                  63,444           62,699
                                                             ----------       ----------
           Total                                              1,524,210        1,451,928
  Less - accumulated depreciation and amortization              575,410          577,728
                                                             ----------       ----------
           Utility plant - net                                  948,800          874,200
                                                             ----------       ----------
Other Property and Investments:
  Investment in subsidiary company - at equity                    5,531            5,531
  Other                                                           4,754            4,760
                                                             ----------       ----------
           Total                                                 10,285           10,291
                                                             ----------       ----------
Current Assets:
  Cash                                                            9,107            7,999
  Notes receivable                                                6,216            7,118
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
      $2.1 million in 1994 and $2.5 million in 1993)             52,803           33,155
    Associated companies                                          7,348            7,342
    Other                                                         3,975            3,672
    Accrued unbilled revenues                                    50,049           57,414
  Fuel inventory - at average cost                                3,594            8,652
  Materials and supplies - at average cost                       20,236           20,886
  Rate deferrals                                                 99,538           96,935
  Prepayments and other                                           7,268           13,763
                                                             ----------       ----------
            Total                                               260,134          256,936
                                                             ----------       ----------
Deferred Debits and Other Assets:
  Rate deferrals                                                409,690          504,428
  Notes receivable                                                5,463            9,951
  Other                                                          29,196           20,931
                                                             ----------       ----------
            Total                                               444,349          535,310
                                                             ----------       ----------
            TOTAL                                            $1,663,568       $1,676,737
                                                             ==========       ==========
See Notes to Financial Statements.

            MISSISSIPPI POWER & LIGHT COMPANY
                    BALANCE SHEETS
       September 30, 1994 and December 31, 1993
                     (Unaudited)

                                                              1994             1993
                                                                  (In Thousands)
            CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares in 1994 and 1993                          $199,326         $199,326
  Capital stock expense and other                                (1,762)          (1,864)
  Retained earnings                                             241,330          236,337
                                                             ----------       ----------
            Total common shareholder's equity                   438,894          433,799
  Preferred stock:
    Without sinking fund                                         57,881           57,881
    With sinking fund                                            31,770           46,770
  Long-term debt                                                490,187          516,156
                                                             ----------       ----------
            Total                                             1,018,732        1,054,606
                                                             ----------       ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                                  589              686
  Other                                                          11,377            6,231
                                                             ----------       ----------
            Total                                                11,966            6,917
                                                             ----------       ----------
Current Liabilities:
  Currently maturing long-term debt                              50,965           48,250
  Notes payable:
    Associated companies                                              -           11,568
    Other                                                        30,000                -
  Accounts payable:
    Associated companies                                         25,555           29,181
    Other                                                        33,296           12,157
  Customer deposits                                              22,290           21,474
  Taxes accrued                                                  33,613           24,252
  Accumulated deferred income taxes                              44,975           41,758
  Interest accrued                                               11,958           23,171
  Dividends declared                                              1,797            1,985
  Other                                                           8,843           17,303
                                                             ----------       ----------
            Total                                               263,292          231,099
                                                             ----------       ----------
Deferred Credits:
  Accumulated deferred income taxes                             304,884          311,616
  Accumulated deferred investment tax credits                    35,818           37,193
  SFAS 109 regulatory liability - net                            18,851           23,626
  Other                                                          10,025           11,680
                                                             ----------       ----------
            Total                                               369,578          384,115
                                                             ----------       ----------
Commitments and Contingencies (Notes 1 and 2)

            TOTAL                                            $1,663,568       $1,676,737
                                                             ==========       ==========
See Notes to  Financial Statements.


                       MISSISSIPPI POWER & LIGHT COMPANY
                              STATEMENTS OF INCOME
         For the Three and Nine Months Ended September 30, 1994 and 1993
                                  (Unaudited)

                                                 Three Months Ended           Nine Months Ended
                                                1994           1993          1994          1993
                                                                   (In Thousands)

Operating Revenues                              $234,274       $264,419      $651,481      $673,392
                                                --------       --------      --------      --------

Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                53,097         62,435       117,710       103,784
    Purchased power                               59,155         66,810       182,035       213,493
    Other operation and maintenance               41,327         39,018       118,543       111,018
  Depreciation and amortization                    9,513          8,011        27,270        24,009
  Taxes other than income taxes                   11,275         10,157        32,011        29,991
  Income taxes                                    11,427         20,504        23,280        35,831
  Amortization of rate deferrals                  24,805         17,588        74,414        52,765
                                                --------       --------      --------      --------
        Total                                    210,599        224,523       575,263       570,891
                                                --------       --------      --------      --------

Operating Income                                  23,675         39,896        76,218       102,501
                                                --------       --------      --------      --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                               365            237         1,386           632
  Miscellaneous - net                               (337)           703           (85)        1,258
  Income taxes                                       129           (274)           32          (481)
                                                --------       --------      --------      --------
        Total                                        157            666         1,333         1,409
                                                --------       --------      --------      --------

Interest Charges:
  Interest on long-term debt                      11,461         13,028        34,657        39,749
  Other interest - net                             1,751            782         5,025         2,276
  Allowance for borrowed funds used
   during construction                              (236)          (169)         (889)         (451)
                                                --------       --------      --------      --------
        Total                                     12,976         13,641        38,793        41,574
                                                --------       --------      --------      --------

Income before Cumulative Effect of
 a Change in Accounting Principle                 10,856         26,921        38,758        62,336

Cumulative Effect to January 1, 1993
 of Accruing Unbilled Revenues (net
 of income taxes of $19,456)                           -              -             -        32,706
                                                --------       --------      --------      --------

Net Income                                        10,856         26,921        38,758        95,042

Preferred Stock Dividend Requirements
 and Other                                         1,797          2,216         5,827         6,985
                                                --------       --------      --------      --------

Earnings Applicable to Common Stock               $9,059        $24,705       $32,931       $88,057
                                                ========       ========      ========      ========

See Notes to Financial Statements.



              MISSISSIPPI POWER & LIGHT COMPANY
                   STATEMENTS OF CASH FLOWS
    For the Nine Months Ended September 30, 1994 and 1993
                         (Unaudited)

                                                                   1994        1993
                                                                     (In Thousands)
Operating Activities:
  Net income                                                       $38,758    $95,042
  Noncash items included in net income:
    Cumulative effect of a change in accounting principle                -    (32,706)
    Change in rate deferrals                                        92,135     60,650
    Depreciation and amortization                                   27,270     24,009
    Deferred income taxes and investment tax credits               (22,092)   (16,423)
    Allowance for equity funds used during construction             (1,386)      (632)
  Changes in working capital:
    Receivables                                                    (12,592)   (30,788)
    Fuel inventory                                                   5,058      2,964
    Accounts payable                                                17,513     (3,320)
    Taxes accrued                                                    9,361     17,789
    Interest accrued                                               (11,213)    (7,664)
    Other working capital accounts                                     428     (5,935)
  Other                                                             11,129      6,818
                                                                 ---------   --------
    Net cash flow provided by operating activities                 154,369    109,804
                                                                 ---------   --------
Investing Activities:
  Construction expenditures                                       (100,369)   (39,148)
  Allowance for equity funds used during construction                1,386        632
                                                                 ---------   --------
    Net cash flow used in investing activities                     (98,983)   (38,516)
                                                                 ---------   --------
Financing Activities:
  Proceeds from issuance of:
    General and refunding bonds                                     24,534    185,000
    Other long-term debt                                            15,652          -
  Retirement of:
    First mortgage bonds                                           (18,000)  (137,672)
    General and refunding bonds                                    (30,000)   (55,000)
    Other long-term debt                                           (16,045)      (230)
  Redemption of preferred stock                                    (15,000)   (15,000)
  Dividends paid:
    Common stock                                                   (28,000)   (34,100)
    Preferred stock                                                 (5,851)    (7,122)
  Changes in short-term borrowings                                  18,432          -
                                                                 ---------   --------
    Net cash flow used in financing activities                     (54,278)   (64,124)
                                                                 ---------   --------
Net increase in cash and cash equivalents                            1,108      7,164

Cash and cash equivalents at beginning of period                     7,999     34,008
                                                                 ---------   --------
Cash and cash equivalents at end of period                          $9,107    $41,172
                                                                 =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                           $48,664    $48,211
    Income taxes                                                   $19,007    $31,169

See Notes to Financial Statements.


                           MISSISSIPPI POWER & LIGHT COMPANY
                              SELECTED OPERATING RESULTS
           For the Three and Nine Months Ended September 30, 1994 and 1993
                                    (Unaudited)


                                         Three Months Ended  Increase/
             Description                    1994      1993   (Decrease)    %
                                                  (In Millions)
Electric Operating Revenues:
  Residential                            $ 115.7   $ 126.4   ($ 10.7)     (8)
  Commercial                                78.1      78.1       0.0       -
  Industrial                                47.9      47.7       0.2       -
  Governmental                               7.4       8.2      (0.8)    (10)
                                         -------   -------   -------
    Total retail                           249.1     260.4     (11.3)     (4)
  Sales for resale                          14.1      25.0     (10.9)    (44)
  Other                                    (28.9)    (21.0)     (7.9)    (38)
                                         -------   -------   -------
    Total                                $ 234.3   $ 264.4   ($ 30.1)    (11)
                                         =======   =======   =======
Billed Electric Energy
 Sales (Millions of KWH):
  Residential                              1,363     1,442       (79)     (5)
  Commercial                                 977       928        49       5
  Industrial                                 795       735        60       8
  Governmental                                90        99        (9)     (9)
                                         -------   -------   -------
    Total retail                           3,225     3,204        21       1
  Sales for resale                           397       724      (327)    (45)
                                         -------   -------   -------
    Total                                  3,622     3,928      (306)     (8)
                                         =======   =======   =======


                                          Nine Months Ended  Increase/
             Description                  1994      1993     (Decrease)     %
                                                (In Millions)
Electric Operating Revenues:
  Residential                            $ 266.8   $ 266.6      $ 0.2       -
  Commercial                               198.4     189.0        9.4       5
  Industrial                               137.0     130.0        7.0       5
  Governmental                              21.3      21.4       (0.1)      -
                                         -------   -------    -------
    Total retail                           623.5     607.0       16.5       3
  Sales for resale                          37.7      43.5       (5.8)    (13)
  Other                                    (9.7)      22.9      (32.6)   (142)
                                         -------   -------    -------
    Total                                $ 651.5   $ 673.4    ($ 21.9)     (3)
                                         =======   =======    =======
Billed Electric Energy
 Sales (Millions of KWH):
  Residential                              3,208     3,105        103       3
  Commercial                               2,409     2,208        201       9
  Industrial                               2,200     2,009        191      10
  Governmental                               254       250          4       2
                                         -------   -------    -------
    Total retail                           8,071     7,572        499       7
  Sales for resale                           970     1,090       (120)    (11)
                                         -------   -------    -------
    Total                                  9,041     8,662        379       4
                                         =======   =======    =======



           NEW ORLEANS PUBLIC SERVICE INC.
                    BALANCE SHEETS
       September 30, 1994 and December 31, 1993
                     (Unaudited)

                                                              1994             1993
                                                                  (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                                     $488,098         $476,976
  Natural gas                                                   118,256          113,666
  Construction work in progress                                   8,065           15,205
                                                             ----------       ----------
           Total                                                614,419          605,847
  Less - accumulated depreciation and amortization              338,597          330,268
                                                             ----------       ----------
           Utility plant - net                                  275,822          275,579
                                                             ----------       ----------
Other Investments:
  Investment in subsidiary company - at equity                    3,259            3,259
                                                             ----------       ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                          2,841            1,176
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                      7,950           10,034
        Other                                                    45,385           32,107
                                                             ----------       ----------
           Total cash and cash equivalents                       56,176           43,317
  Accounts receivable:
    Customer (less allowance for doubtful
      accounts of $0.8 million in 1994 and 1993)                 33,964           35,801
    Associated companies                                          1,346            1,378
    Other                                                           697              876
    Accrued unbilled revenues                                    19,734           19,643
  Deferred electric fuel and resale gas costs                     2,639            6,323
  Materials and supplies - at average cost                       10,969           11,885
  Rate deferrals                                                 29,824           24,587
  Prepayments and other                                           6,140            2,994
                                                             ----------       ----------
           Total                                                161,489          146,804
                                                             ----------       ----------
Deferred Debits and Other Assets:
  Rate deferrals                                                181,454          204,190
  SFAS 109 regulatory asset - net                                 9,725            9,004
  Other                                                           9,666            8,769
                                                             ----------       ----------
           Total                                                200,845          221,963
                                                             ----------       ----------
           TOTAL                                               $641,415         $647,605
                                                             ==========       ==========
See Notes to Financial Statements.

           NEW ORLEANS PUBLIC SERVICE INC.
                    BALANCE SHEETS
       September 30, 1994 and December 31, 1993
                     (Unaudited)
                                                              1994             1993
                                                                  (In Thousands)

            CAPITALIZATION AND LIABLITIES
Capitalization:
  Common stock, $4 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares in 1994 and 1993                           $33,744          $33,744
  Paid-in capital                                                36,201           36,156
  Retained earnings subsequent to the elimination
    of the accumulated deficit of $13.9 million on
    November 30, 1988                                           112,507          100,556
                                                             ----------       ----------
           Total common shareholder's equity                    182,452          170,456
  Preferred stock:
    Without sinking fund                                         19,780           19,780
    With sinking fund                                             3,450            4,950
  Long-term debt                                                164,148          188,312
                                                             ----------       ----------
           Total                                                369,830          383,498
                                                             ----------       ----------
Other Noncurrent Liabilities:
  Accumulated provision for losses                               17,491           18,062
  Other                                                           7,864            3,351
                                                             ----------       ----------
           Total                                                 25,355           21,413
                                                             ----------       ----------
Current Liabilities:
  Currently maturing long-term debt                              24,200           15,000
  Accounts payable:
    Associated companies                                         20,228           23,080
    Other                                                        21,145           22,011
  Customer deposits                                              17,362           16,617
  Accumulated deferred income taxes                               2,728            4,968
  Taxes accrued                                                   6,838            5,161
  Interest accrued                                                4,512            5,472
  Other                                                          18,644            7,367
                                                             ----------       ----------
           Total                                                115,657           99,676
                                                             ----------       ----------
Deferred Credits:
  Accumulated deferred income taxes                              92,895          105,096
  Accumulated deferred investment tax credits                    11,034           11,592
  Other                                                          26,644           26,330
                                                             ----------       ----------
           Total                                                130,573          143,018
                                                             ----------       ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                               $641,415         $647,605
                                                             ==========       ==========
See Notes to Financial Statements.


                        NEW ORLEANS PUBLIC SERVICE INC.
                              STATEMENTS OF INCOME
         For the Three and Nine Months Ended September 30, 1994 and 1993
                                 (Unaudited)

                                                Three Months Ended           Nine Months Ended
                                                1994           1993          1994          1993
                                                                 (In Thousands)

Operating Revenues:
  Electric                                      $120,354       $140,666      $306,826      $321,650
  Natural gas                                     13,220         13,944        68,238        61,708
                                                --------       --------      --------      --------
        Total                                    133,574        154,610       375,064       383,358
                                                --------       --------      --------      --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses
     and gas purchased for resale                 23,814         27,158        83,773        73,967
    Purchased power                               42,999         47,016       115,940       123,479
    Other operation and maintenance               23,444         21,242        63,404        63,809
  Depreciation and amortization                    4,903          4,290        14,356        12,884
  Taxes other than income taxes                    7,206          7,344        21,137        20,352
  Income taxes                                     8,829         15,076        17,003        23,203
  Rate deferrals:
    Rate deferrals                                     -            (25)            -        (1,651)
    Amortization of rate deferrals                 6,438          2,861        19,171        11,050
                                                --------       --------      --------      --------
        Total                                    117,633        124,962       334,784       327,093
                                                --------       --------      --------      --------

Operating Income                                  15,941         29,648        40,280        56,265
                                                --------       --------      --------      --------

Other Income (Deductions):
  Allowance for equity funds used
    during construction                               60             40           297            74
  Miscellaneous - net                                499            385         1,483         1,523
  Income taxes                                      (192)          (156)         (901)         (140)
                                                --------       --------      --------      --------
        Total                                        367            269           879         1,457
                                                --------       --------      --------      --------

Interest Charges:
  Interest on long-term debt                       3,959          4,707        12,423        15,109
  Other interest - net                               461            403         1,399         1,143
  Allowance for borrowed funds used
    during construction                              (45)           (36)         (221)          (69)
                                                --------       --------      --------      --------
        Total                                      4,375          5,074        13,601        16,183
                                                --------       --------      --------      --------

Income before Cumulative Effect of
 a Change in Accounting Principle                 11,933         24,843        27,558        41,539

Cumulative Effect to January 1, 1993
 of Accruing Unbilled Revenues (net
 of income taxes of $6,592)                            -              -             -        10,948
                                                --------       --------      --------      --------

Net Income                                        11,933         24,843        27,558        52,487

Preferred Stock Dividend Requirements
  and Other                                          329            432         1,162         1,335
                                                --------       --------      --------      --------

Earnings Applicable to Common Stock              $11,604        $24,411       $26,396       $51,152
                                                ========       ========      ========      ========

See Notes to Financial Statements.



               NEW ORLEANS PUBLIC SERVICE INC.
                   STATEMENTS OF CASH FLOWS
    For the Nine Months Ended September 30, 1994 and 1993
                         (Unaudited)

                                                                   1994        1993
                                                                    (In Thousands)
Operating Activities:
  Net income                                                       $27,558    $52,487
  Noncash items included in net income:
    Cumulative effect of a change in accounting principle                -    (10,948)
    Change in rate deferrals                                        17,499     10,456
    Depreciation and amortization                                   14,356     12,884
    Deferred income taxes and investment tax credits               (15,705)        78
    Allowance for equity funds used during construction               (297)       (74)
    Net pension expense                                                  -      3,260
  Changes in working capital:
    Receivables                                                      1,957    (15,645)
    Accounts payable                                                (3,718)    (5,719)
    Taxes accrued                                                    1,677      3,594
    Interest accrued                                                  (960)      (898)
    Other working capital accounts                                  13,534    (29,502)
  Other                                                              5,050      1,585
                                                                 ---------   --------
    Net cash flow provided by operating activities                  60,951     21,558
                                                                 ---------   --------
Investing Activities:
  Construction expenditures                                        (16,269)   (13,320)
  Allowance for equity funds used during construction                  297         74
                                                                 ---------   --------
    Net cash flow used in investing activities                     (15,972)   (13,246)
                                                                 ---------   --------
Financing Activities:
  Proceeds from the issuance of general
    and refunding bonds                                                  -    100,000
  Retirement of:
    First mortgage bonds                                                 -    (41,135)
    General and refunding bonds                                    (15,000)   (44,400)
  Redemption of preferred stock                                     (1,500)    (1,500)
  Dividends paid:
    Common stock                                                   (14,400)   (11,700)
    Preferred stock                                                 (1,220)    (1,393)
                                                                 ---------   --------
   Net cash flow used in financing activities                      (32,120)      (128)
                                                                 ---------   --------
Net increase in cash and cash equivalents                           12,859      8,184

Cash and cash equivalents at beginning of period                    43,317     46,070
                                                                 ---------   --------
Cash and cash equivalents at end of period                         $56,176    $54,254
                                                                 =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                           $14,213    $17,372
    Income taxes                                                   $32,115    $17,954

See Notes to Financial Statements.


                           NEW ORLEANS PUBLIC SERVICE INC.
                             SELECTED OPERATING RESULTS
            For the Three and Nine Months Ended September 30, 1994 and 1993
                                     (Unaudited)


                                         Three Months Ended  Increase/
             Description                  1994      1993     (Decrease)   %
                                                 (In Millions)
Electric Operating Revenues:
  Residential                             $ 51.4    $ 60.2    ($ 8.8)    (15)
  Commercial                                44.3      48.1      (3.8)     (8)
  Industrial                                 6.6       6.8      (0.2)     (3)
  Governmental                              15.8      18.5      (2.7)    (15)
                                          ------    ------    ------
    Total retail                           118.1     133.6     (15.5)    (12)
  Sales for resale                           2.2       3.5      (1.3)    (37)
  Other                                      0.1       3.6      (3.5)    (97)
                                          ------    ------    ------
    Total                                 $120.4    $140.7    ($20.3)    (14)
                                          ======    ======    ======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                                688       759       (71)     (9)
  Commercial                                 580       593       (13)     (2)
  Industrial                                 138       130         8       6
  Governmental                               268       270        (2)     (1)
                                          ------    ------    ------
    Total retail                           1,674     1,752       (78)     (4)
  Sales for resale                            61        96       (35)    (36)
                                          ------    ------    ------
    Total                                  1,735     1,848      (113)     (6)
                                          ======    ======    ======


                                          Nine Months Ended  Increase/
             Description                  1994      1993     (Decrease)      %
                                                (In Millions)
Electric Operating Revenues:
  Residential                            $ 113.0   $ 114.2    ($ 1.2)     (1)
  Commercial                               124.4     122.9       1.5       1
  Industrial                                19.7      18.8       0.9       5
  Governmental                              44.8      45.9      (1.1)     (2)
                                          ------    ------    ------
    Total retail                           301.9     301.8       0.1       -
  Sales for resale                           6.7       9.3      (2.6)    (28)
  Other                                     (1.8)     10.6     (12.4)   (117)
                                          ------    ------    ------
    Total                                 $306.8    $321.7    ($14.9)     (5)
                                          ======    ======    ======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                              1,488     1,473        15       1
  Commercial                               1,535     1,499        36       2
  Industrial                                 392       367        25       7
  Governmental                               713       690        23       3
                                          ------    ------    ------
    Total retail                           4,128     4,029        99       2
  Sales for resale                           191       281       (90)    (32)
                                          ------    ------    ------
    Total                                  4,319     4,310         9       -
                                          ======    ======    ======


            SYSTEM ENERGY RESOURCES, INC.
                    BALANCE SHEETS
       September 30, 1994 and December 31, 1993
                     (Unaudited)

                                                              1994             1993
                                                                  (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                                   $3,036,792       $3,027,537
  Electric plant under lease                                    439,184          437,941
  Construction work in progress                                  39,472           41,442
  Nuclear fuel under capital lease                               55,838           79,625
                                                             ----------       ----------
           Total                                              3,571,286        3,586,545
  Less - accumulated depreciation                               741,534          669,666
                                                             ----------       ----------
           Utility plant - net                                2,829,752        2,916,879
                                                             ----------       ----------
Other Investments:
  Decommissioning trust fund                                     30,333           24,787
                                                             ----------       ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                              -            2,424
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                     32,635           46,601
        Other                                                   186,303          147,107
                                                             ----------       ----------
           Total cash and cash equivalents                      218,938          196,132
  Accounts receivable:
    Associated companies                                         59,750           57,216
    Other                                                         3,517            2,057
  Materials and supplies - at average cost                       70,802           69,765
  Recoverable income taxes                                       53,000           63,400
  Prepayments and other                                           4,297            4,835
                                                             ----------       ----------
           Total                                                410,304          393,405
                                                             ----------       ----------
Deferred Debits and Other Assets:
  Recoverable income taxes                                        6,749           29,289
  SFAS 109 regulatory asset - net                               386,553          384,317
  Unamortized loss on reacquired debt                            55,647           17,258
  Other                                                         133,652          125,131
                                                             ----------       ----------
           Total                                                582,601          555,995
                                                             ----------       ----------
           TOTAL                                             $3,852,990       $3,891,066
                                                             ==========       ==========
See Notes to Financial Statements.

            SYSTEM ENERGY RESOURCES, INC.
                    BALANCE SHEETS
       September 30, 1994 and December 31, 1993
                     (Unaudited)

                                                              1994             1993
                                                                  (In Thousands)
            CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares in 1994 and 1993                            $789,350         $789,350
  Paid-in capital                                                     7                7
  Retained earnings                                             175,969          228,574
                                                             ----------       ----------
           Total common shareholder's equity                    965,326        1,017,931
  Long-term debt                                              1,543,037        1,511,914
                                                             ----------       ----------
           Total                                              2,508,363        2,529,845
                                                             ----------       ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                                  838           24,679
  Other                                                          18,050           18,229
                                                             ----------       ----------
           Total                                                 18,888           42,908
                                                             ----------       ----------
Current Liabilities:
  Currently maturing long-term debt                             200,000          230,000
  Accounts payable:
    Associated companies                                          6,071            1,928
    Other                                                        22,603           18,223
  Taxes accrued                                                  25,722           20,952
  Interest accrued                                               47,472           48,929
  Obligations under capital leases                               55,000           55,000
  Other                                                           1,830            2,805
                                                             ----------       ----------
          Total                                                 358,698          377,837
                                                             ----------       ----------
Deferred Credits:
  Accumulated deferred income taxes                             791,276          775,630
  Accumulated deferred investment tax credits                   111,242          113,849
  Other                                                          64,523           50,997
                                                             ----------       ----------
          Total                                                 967,041          940,476
                                                             ----------       ----------
Commitments and Contingencies (Notes 1 and 2)

          TOTAL                                              $3,852,990       $3,891,066
                                                             ==========       ==========
See Notes to Financial Statements.



                            SYSTEM ENERGY RESOURCES, INC.
                                STATEMENTS OF INCOME
            For the Three and Nine Months Ended September 30, 1994 and 1993
                                     (Unaudited)

                                                Three Months Ended           Nine Months Ended
                                                1994           1993          1994          1993
                                                                   (In Thousands)

Operating Revenues                              $150,949       $155,071      $450,015      $473,228
                                                --------       --------      --------      --------

Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                11,440         10,081        35,661        40,423
    Other operation and maintenance               26,829         33,525        74,320        80,880
  Depreciation and decommissioning                23,026         22,749        68,993        68,167
  Taxes other than income taxes                    5,637          6,768        19,155        19,648
  Income taxes                                    18,148         17,956        55,896        58,248
                                                --------       --------      --------      --------
        Total                                     85,080         91,079       254,025       267,366
                                                --------       --------      --------      --------

Operating Income                                  65,869         63,992       195,990       205,862
                                                --------       --------      --------      --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                               101            245           735           506
  Miscellaneous - net                              2,025          1,519         4,641         4,565
  Income taxes                                       569          4,069          (470)        6,359
                                                --------       --------      --------      --------
        Total                                      2,695          5,833         4,906        11,430
                                                --------       --------      --------      --------

Interest Charges:
  Interest on long-term debt                      42,076         45,780       123,950       138,176
  Other interest - net                             1,732          1,131         6,189         3,337
  Allowance for borrowed funds used
   during construction                              (178)          (128)         (938)         (313)
                                                --------       --------      --------      --------
        Total                                     43,630         46,783       129,201       141,200
                                                --------       --------      --------      --------

Net Income                                       $24,934        $23,042       $71,695       $76,092
                                                ========       ========      ========      ========

See Notes to Financial Statements.



                SYSTEM ENERGY RESOURCES, INC.
                   STATEMENTS OF CASH FLOWS
    For the Nine Months Ended September 30, 1994 and 1993
                         (Unaudited)

                                                                   1994        1993
                                                                    (In Thousands)
Operating Activities:
  Net income                                                       $71,695    $76,092
  Noncash items included in net income:
    Depreciation and decommissioning                                68,993     68,167
    Deferred income taxes and investment tax credits                16,535     16,375
    Allowance for equity funds used during construction               (735)      (506)
    Amortization of debt discount                                    3,388      3,358
   Amortization of loss on reacquired debt                           1,750          -
  Changes in working capital:
    Receivables                                                     (3,994)     5,069
    Accounts payable                                                 8,469     (8,195)
    Taxes accrued                                                    4,770      8,083
    Interest accrued                                                (1,457)       324
    Other working capital accounts                                  (1,474)    (1,410)
  Recoverable income taxes                                          32,940     61,771
  Decommissioning trust contributions                               (3,764)    (3,679)
  Provision for estimated losses and reserves                            -     29,403
  Other                                                              9,755     (1,438)
                                                                 ---------   --------
    Net cash flow provided by operating activities                 206,871    253,414
                                                                 ---------   --------
Investing Activities:
  Construction expenditures                                        (12,254)   (10,646)
  Allowance for equity funds used during construction                  735        506
  Nuclear fuel purchases                                               (54)   (32,230)
  Proceeds from sale/leaseback of nuclear fuel                           -     32,230
                                                                 ---------   --------
    Net cash flow used in investing activities                     (11,573)   (10,140)
                                                                 ---------   --------
Financing Activities:
  Proceeds from the issuance of first mortgage bonds                59,410     60,000
  Retirement of first mortgage bonds                               (60,000)   (60,000)
  Premium and expenses paid on refinancing sale/leaseback bonds    (47,602)         -
  Common stock dividends paid                                     (124,300)  (210,100)
                                                                 ---------   --------
    Net cash flow used in financing activities                    (172,492)  (210,100)
                                                                 ---------   --------
Net increase in cash and cash equivalents                           22,806     33,174

Cash and cash equivalents at beginning of period                   196,132    181,795
                                                                 ---------   --------
Cash and cash equivalents at end of period                        $218,938   $214,969
                                                                 =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest - net of amount capitalized                          $125,519   $137,517
    Income taxes (refund)                                          ($3,477)  ($36,534)
  Noncash investing and financing activities:
    Capital lease obligations incurred                                   -    $32,230
    Excess of fair value of decommissioning trust
     assets over amount invested                                      $212          -

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

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1.  COMMITMENTS AND CONTINGENCIES

Cajun - River Bend

Entergy Corporation and GSU

   GSU has significant business relationships with Cajun Electric Power Cooperative, Inc. (Cajun), including co-ownership of River Bend and Big Cajun 2 Unit 3. GSU and Cajun own 70% and 30% undivided interests in River Bend, respectively, and 42% and 58% undivided interests in Big Cajun 2 Unit 3, respectively.

   In June 1989, Cajun filed a civil action against GSU in the United States District Court for the Middle District of Louisiana (District Court). Cajun stated in its complaint that the object of the suit is to annul, rescind, terminate, and/or dissolve the Joint Ownership Participation and Operating Agreement entered into on August 28, 1979 (Operating Agreement) relating to River Bend. Cajun alleges fraud and error by GSU, breach of its fiduciary duties owed to Cajun, and/or GSU's repudiation, renunciation, abandonment, or dissolution of its core obligations under the Operating Agreement, as well as the lack or failure of cause and/or consideration for Cajun's performance under the Operating Agreement. The suit seeks to recover Cajun's alleged $1.6 billion investment in the unit as damages, plus attorneys'
fees, interest, and costs.   Two member cooperatives of Cajun
have brought an independent action to declare the Operating Agreement void, based upon failure to get prior LPSC approval alleged to be necessary. GSU believes the suits are without merit and is contesting them vigorously.

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

   During 1992, Cajun notified GSU that it would not fund its full share of costs related to the fourth refueling outage at River Bend, completed in September 1992. Cajun has also not funded its full share of the costs associated with certain additional repairs and improvements at River Bend completed during that refueling outage. GSU has paid the costs associated with such repairs and improvements without waiving any rights against Cajun. GSU believes that Cajun is obligated to pay its share of such costs under the terms of the applicable contract. Cajun has filed a suit seeking a declaration that it does not owe such funds and seeking injunctive relief against GSU. GSU is contesting such suit.

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

   In a letter dated October 21, 1994, and at a subsequent meeting, Cajun representatives advised Entergy Corporation and GSU that on October 25, 1994, Cajun would exhaust its 1994 budget for operating and maintenance expenses for River Bend, and that it would not make any further payments to GSU in 1994 for River Bend operating, maintenance or capital costs. Cajun also advised that it does not expect the Rural Electrification Administration (which provided funding to Cajun for its investment in River
Bend) to permit it to budget funds in 1995 to pay its share of operating and maintenance expenses or capital costs for River Bend. However, Cajun stated that it will continue to fund its share of the nuclear decommissioning trust payments for River Bend, as well as insurance and safety-related expenses. GSU estimates that the unpaid portion of Cajun's River Bend operating, maintenance, and capital costs for the remainder of 1994 will aggregate approximately $10 million. Cajun's share of River Bend annual operating (including nuclear fuel) and maintenance expenses and capital costs was approximately $69 million in 1993.

   In view of Cajun's stated expectation that it will fund only a limited portion of its share of River Bend related operating, maintenance, and capital costs in 1994 and for the foreseeable future, GSU has notified Cajun that it will (i) credit GSU's share of expenses for Big Cajun 2, Unit 3 against amounts due from Cajun to GSU and (ii) seek to market Cajun's share of the power from River Bend and apply the proceeds to the amounts due from Cajun to GSU. On November 2, 1994, Cajun discontinued GSU's entitlement of energy from Big Cajun 2, Unit 3. In response, on November 3, 1994, GSU filed pleadings in District Court seeking an order requiring Cajun to provide GSU with the energy from Big Cajun 2, Unit 3 to which GSU is entitled, and holding that GSU is entitled to credit amounts due from GSU to Cajun for Big Cajun 2, Unit 3 against amounts due from Cajun to GSU with respect to River Bend. The District Court held a hearing on this motion on November 7, 1994. The matter is pending.

   During the period in which Cajun is not paying its share of River Bend costs, GSU intends to fund all costs necessary for the safe, continuing operation of the unit. The responsibilities of Entergy Operations as the licensed operator of River Bend, for safely operating and maintaining the unit are not affected by Cajun's actions.

   The total resulting from Cajun's failure to fund repair projects, Cajun's funding limitation on refueling outages, and the weekly funding limitation by Cajun was $36.6 million as of September 30, 1994, compared with $33.3 million as of December 31, 1993. These amounts are reflected in long-term receivables with an offsetting reserve in other deferred credits. Cajun's weak financial condition may affect the ultimate collectibility of the amounts owed to GSU, including any amounts that may be awarded in litigation.

   GSU has been informed that Cajun has serious financial problems including a finding during 1994 of imprudence by the LPSC on Cajun's participation in the River Bend nuclear project. Cajun's weak financial condition could have a material adverse effect on GSU, including the possibility of an NRC action with respect to the operation of River Bend and a need to bear additional costs associated with the co-owned facilities.

   In September 1994, in connection with Entergy Corporation's analysis of certain preacquisition contingencies, Entergy Corporation increased its acquisition adjustment and GSU recorded a loss provision associated with the River Bend litigation between GSU and Cajun and certain underpayments by Cajun of River Bend costs, in accordance with SFAS No. 5, "Accounting for Contingencies." See Note 8 for additional information on provisions for preacquisition contingencies recorded during the third quarter of 1994.

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

   GSU interprets the FERC order and the United States Court of Appeals' decision to mean that Cajun would owe GSU approximately $91 million as of September 30, 1994. GSU further estimates that if it prevails in its May 1992 motion for rehearing, Cajun would owe GSU approximately $127 million as of September 30, 1994. If Cajun were to prevail in its May 1992 motion for rehearing to FERC, and if GSU were not to prevail in its May 1992 motion for rehearing to FERC, and if FERC does not implement the court's remand as GSU contends is required, GSU estimates it would owe Cajun approximately $83 million as of September 30, 1994. The above amounts are exclusive of a $7.3 million payment by Cajun on December 31, 1990, which the parties agreed to apply to the disputed transmission service charges. GSU and Cajun further agreed that their positions at FERC would remain unaffected by the $7.3 million payment. Pending FERC's ruling on the May 1992 motions for rehearing, GSU has continued to bill Cajun utilizing the historical billing methodology and has booked underpaid transmission charges, including interest, in the amount of $156 million as of September 30, 1994. This amount is reflected in long-term receivables with an offsetting reserve in other deferred credits.

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

                                             Long-term Debt and
           Construction Expenditures           Preferred Stock
                                             Maturities and Cash
                                                Sinking Fund
                                                Requirements

               1994        1995          1996      1994-1996

Entergy       $614         $560        $550        $1,414
AP&L          $177         $172        $175        $  112
GSU           $135         $128        $119        $  214
LP&L          $142         $143        $142        $  165
MP&L          $116         $ 63        $ 63        $  228
NOPSI         $ 24         $ 26        $ 26        $   81
System        $ 18         $ 22        $ 23        $  615
Energy


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

     See pages 97-98, 134, 175, 208-209, and 304-305 of the Form
10-K for information on the disposal of spent nuclear fuel, other high-level radioactive waste, and decommissioning costs associated with ANO, River Bend, Waterford 3, and Grand Gulf 1. Decommissioning costs for ANO, Waterford 3, and Grand Gulf 1 have been recently revised to be approximately $806.3 million, $320.1 million, and $365.9 million, respectively. In March 1994, AP&L filed with the APSC an interim update of the ANO cost study, which reflected significant increases in costs of low-level radioactive waste disposal. On October 5, 1994, the APSC issued an order approving AP&L's updated decommissioning costs to be included in rates through a rate rider. As of January 1994, LP&L began funding $4.8 million annually to fund the increased estimated costs for decommissioning Waterford 3. In August 1994, LP&L filed its recently revised cost study in connection with the LPSC's investigation of LP&L's rates (see Note 2). In October 1994, GSU presented the 1991 update to the 1985 original decommissioning cost study in the current Texas Cities rate proceeding.

     The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has agreed to review the accounting for removal costs, including decommissioning. If current electric utility industry accounting practices for such decommissioning are changed, annual provisions for decommissioning could increase, the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

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

   As of September 30, 1994, GSU has accrued cumulative amounts related to the cleanup of six sites at which GSU has been designated a potentially responsible party, totaling $27.7 million since 1990. Through September 30, 1994, GSU has expended
$7.3 million cumulatively on the cleanup, resulting in a remaining recorded liability of $20.4 million as of September 30, 1994.

LP&L

   In 1993, the Louisiana Department of Environmental Quality issued new rules for solid waste regulation, including waste water impoundments. LP&L has determined that certain of its power plant waste water sites are affected by these regulations and has chosen to close them rather than retrofit and permit them. In September 1994, LP&L recorded a liability of $9.7 million for costs related to the closure of these waste water sites.

Waterford 3 Lease Obligations

LP&L

     In September 1989, LP&L entered into three substantially identical, but entirely separate, transactions for the sale and leaseback of three undivided portions (aggregating approximately 9.3%) of its 100% ownership interest in Waterford 3. See pages 210-211 of the Form 10-K and Note 5 below for further information.

     Upon the occurrence of certain events, LP&L may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from the lease transactions, and LP&L may be required to assume the outstanding bonds issued by the Owner Trustee to finance, in part, its acquisition of the undivided interests in Waterford 3. These events include failure, at specified dates, to maintain equity capital of at least 30% of adjusted capitalization and a fixed charge coverage ratio of at least
1.50. As of September 30, 1994, LP&L's total equity capital was 49.34% of adjusted capitalization, and its fixed charge coverage ratio was 3.01.

     LP&L did not exercise its option to repurchase the undivided interests in Waterford 3 on the fifth anniversary (September
1994) of the closing date of the sale and leaseback transactions. As a result, LP&L was required to provide collateral to the Owner Participants for the equity portion of certain amounts payable by LP&L under the lease. Such collateral was in the form of a new series of first mortgage bonds in the aggregate principal amount of $208.2 million issued by LP&L in September 1994, under its first mortgage bond indenture.

Reimbursement Agreement

System Energy

     Under the provisions of the Reimbursement Agreement, as amended, and letters of credit related to the Grand Gulf 1 sale and leaseback transactions, System Energy has agreed to a number of covenants relating to the maintenance of equity at not less than 33%, and common equity at not less than 29%, of adjusted capitalization, and a fixed charge coverage ratio of at least
1.60. As of September 30, 1994, System Energy's equity and common equity, in each case, approximated 34% of its adjusted capitalization, and its fixed charge coverage ratio was 1.96.

     Failure by System Energy to perform its covenants under the Reimbursement Agreement could give rise to a draw under the letters of credit and/or an early termination of the letters of credit. If such letters of credit were not replaced in a timely manner, a default under System Energy's related leases could result.

     See Note 2, "FERC Audit - Proposed Settlement," for information on a proposed settlement, which, if ultimately sustained and implemented, would cause System Energy to fall below the required equity and fixed charge coverage covenant levels. System Energy has obtained the consent of the banks (parties to the Reimbursement Agreement) to waive these covenants for the 12-month period beginning with the earlier of a write-off or the first refund, if such write-off or refund occurs prior to
December 31, 1994.    System Energy believes the conditions
included in the proposed settlement are covered by the waiver.
The waiver is conditioned upon System Energy not paying any common stock dividends to Entergy Corporation until the equity ratio covenant is once again met. If the proposed settlement had been in effect as of September 30, 1994, System Energy's common equity would have been approximately 32% of its adjusted capitalization, and its fixed charge coverage ratio would have been approximately 1.27. System Energy expects that after the 12-month waiver period, it will be in compliance with the equity and fixed charge covenants. Also, see pages 296-297 of the Form 10-K for further information.

System Fuels

AP&L, LP&L, MP&L, NOPSI, and System Energy

     See pages 133, 207, 242-243, 274, and 305 of the Form 10-K for information on certain commitments and contingencies of System Fuels, and related commitments and contingencies of AP&L, LP&L, MP&L, NOPSI, and System Energy, respectively, in connection with System Fuels' fuel procurement programs.

Internal Revenue Service Tax Audit

Entergy

     In August 1994, Entergy received an IRS report covering the federal income tax audit of Entergy Corporation and subsidiaries for the years 1988 - 1990. The report asserts an $80 million tax deficiency for the 1990 consolidated federal income tax returns related primarily to the application of accelerated investment tax credits associated with Waterford 3 and Grand Gulf nuclear plants. Entergy believes there is no tax deficiency and is vigorously contesting the proposed assessment.

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

     In May 1994, the Appellate Court withdrew its September 1993 opinion and entered a substitute opinion. In August 1994, the Appellate Court issued a third opinion in the Rate Appeal, further revising its September 1993 opinion. In the August 1994 opinion, the Appellate Court affirmed the district court's decision that there was substantial evidence to support the PUCT's 1988 decision not to include the abeyed construction costs in GSU's rate base. While acknowledging that the PUCT had exceeded its authority when it attempted to defer a decision on the inclusion of those costs in rate base in order to allow GSU a further opportunity to demonstrate the prudence of those costs in a subsequent proceeding, the Appellate Court found that GSU had suffered no harm or lack of due process as a result of the PUCT's error. Accordingly, the Appellate Court held that the PUCT's action had the effect of disallowing the company-wide $1.4 billion of River Bend construction costs for ratemaking purposes. In its August 1994 opinion, the Appellate Court repeated its earlier decision that GSU's deferred operating and maintenance costs associated with the allowed portion of River Bend should be included in rate base and changed that order to provide that GSU's deferred River Bend carrying costs included in the Allowed Deferrals should also be included in rate base. The Appellate Court's August 1994 opinion affirmed the PUCT's original order in this case.

     The Appellate Court's August 1994 opinion was entered by two judges, with a third judge dissenting. The dissenting opinion states that the result of the majority opinion is, among other things, to deprive GSU of due process at the PUCT because the PUCT never reached a finding on the $1.4 billion of construction costs.

     In October 1994, the Appellate Court denied GSU's motion for rehearing on the August 1994 opinion as to the $1.4 billion in River Bend construction costs and other matters. GSU plans to appeal the Appellate Court's decision to the Texas Supreme Court.

     As of September 30, 1994, the River Bend plant costs disallowed for retail ratemaking purposes in Texas, the River Bend plant costs held in abeyance, and the related operating and carrying cost deferrals totaled (net of taxes) approximately $14 million, $297 million (both net of depreciation), and $170 million, respectively. Allowed Deferrals were approximately $90 million, net of taxes and amortization, as of September 30, 1994. GSU estimates it has collected approximately $153 million of revenues as of September 30, 1994, as a result of the originally ordered rate treatment by the PUCT of these deferred costs. If recovery of the Allowed Deferrals is not upheld, future revenues based upon those allowed deferrals could also be lost, and no assurance can be given as to whether or not refunds of revenue received based upon such deferred costs previously recorded will be required.

     No assurance can be given as to the timing or outcome of the remands or appeals described above. Pending further developments in these cases, GSU has made no write-offs or reserves for the River Bend-related costs. Management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the case will be remanded to the PUCT, and the PUCT will be allowed to rule on the prudence of the abeyed River Bend plant costs. Rate Caps imposed by the PUCT's regulatory approval of the Merger could result in GSU being unable to use the full amount of a favorable decision to immediately increase rates; however, a favorable decision could permit some increases and/or limit or prevent decreases during the period the Rate Caps are in effect. At this time, management and legal counsel are unable to predict the amount, if any, of the abeyed and previously disallowed River Bend plant costs that ultimately may be disallowed by the PUCT. A net of tax write-off as of September 30, 1994, of up to $311 million could be required based on an ultimate adverse ruling by the PUCT on the abeyed and disallowed costs.

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

     Additionally, management believes, based on advice from Clark, Thomas, & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the Allowed Deferrals will continue to be recovered in rates. Management also believes, based on advice from Clark, Thomas, & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the deferred costs related to the $1.4 billion of abeyed River Bend plant costs will be recovered in rates to the extent that the $1.4 billion of abeyed River Bend plant is recovered. However, a net of tax write-off of the $170 million of deferred costs related to the $1.4 billion of abeyed River Bend plant costs would be required if they are not allowed to be recovered in rates.

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

     In June 1994, System Energy, AP&L, LP&L, MP&L, and NOPSI reached a tentative settlement with the FERC staff and other parties. The proposed settlement was filed with FERC on October 7, 1994. FERC has not approved the proposed settlement, and therefore, the effects of the settlement have not been recorded. The proposed settlement would require System Energy to refund or credit approximately $61.7 million to AP&L, LP&L, MP&L, and NOPSI, which would in turn make refunds or credits to their customers (except for those portions attributable to AP&L's and LP&L's retained share of Grand Gulf 1 costs). Additionally, System Energy would refund or credit a total of approximately $62 million, plus interest, to AP&L, LP&L, MP&L, and NOPSI over the period through June 2004. The proposed settlement would also require the write-off of certain related unamortized balances of deferred investment tax credits by AP&L, LP&L, MP&L, and NOPSI. Had the proposed settlement been effective in the third quarter of 1994, it would have reduced Entergy Corporation's consolidated net income for the quarter and nine months ended September 30, 1994, by approximately $68.2 million, offset by the write-off of the unamortized balances of related deferred investment tax credits of approximately $69.4 million ($2.9 million for Entergy Corporation; $27.3 million for AP&L; $31.5 million for LP&L; $6 million for MP&L; and $1.7 million for NOPSI). Pursuant to the proposed settlement, System Energy would also reclassify from utility plant to other deferred debits approximately $81 million of other Grand Gulf 1 costs. Although excluded from rate base, System Energy would be permitted to recover such costs over a 10 year period. Interest on the $62 million refund and the loss of the return on the $81 million of other Grand Gulf 1 costs will reduce Entergy's and System Energy's net income by approximately $10 million annually over the next 10 years. There can be no assurance that FERC will ultimately approve the settlement in its current form.

     As a result of the charges associated with the refunds, System Energy requires the consent of certain banks (parties to the Reimbursement Agreements) to waive temporarily the fixed charge coverage and equity ratio covenants in the letters of credit and Reimbursement Agreement related to the Grand Gulf 1 sale and leaseback transaction. System Energy has obtained the consent of the banks to waive these covenants, for the 12-month period beginning with the earlier of a write-off or the first refund, if such refund occurs prior to December 31, 1994. System Energy believes the conditions included in the proposed settlement are covered by the waiver. The waiver is conditioned upon System Energy not paying any common stock dividends to Entergy Corporation until the equity ratio covenant is once again met. Absent a waiver, System Energy's failure to perform these covenants could cause a draw under the letters of credit and/or early termination of the letters of credit. If the letters of credit were not replaced in a timely manner, a default or early termination of System Energy's leases could result.

Texas Cities Rate Settlement

Entergy Corporation and GSU

     In June 1993, 13 cities within GSU's Texas service area instituted an investigation to determine whether GSU's current rates were justified. In October 1993, the general counsel of the PUCT instituted an inquiry into the reasonableness of GSU's rates. In November 1993, a settlement agreement was filed with the PUCT which provided for an initial reduction in GSU's annual retail base revenues in Texas of approximately $22.5 million effective for electric usage on or after November 1, 1993, and a second reduction of $20 million effective September 1994. Pursuant to the settlement, GSU reduced rates with a $20 million one-time bill credit in December 1993, and refunded approximately $3 million to Texas retail customers on bills rendered in December 1993. The PUCT approved the settlement agreement on July 21, 1994. The cities' rate inquiries were settled earlier on the same terms.

Filings with the PUCT and Texas Cities

Entergy Corporation and GSU

     In March 1994, the Texas Office of Public Utility Counsel and certain cities served by GSU instituted a second investigation of the reasonableness of GSU's rates. In June 1994, GSU provided the cities with information that GSU believes supports the current rate level. GSU filed the same information with the PUCT in June 1994, pursuant to provisions of the Merger. In August 1994, the cities' consultants issued a report that indicated GSU's current rates were approximately $40 to $50 million in excess of current requirements. GSU can provide no assurance as to the ultimate outcome in this matter, and any resulting rate reduction could be applied retroactively to March 31, 1994, in accordance with the Merger agreement.

     In September 1994, various cities adopted ordinances directing GSU to reduce its Texas retail rates by $45.9 million.
GSU has appealed the cities' ordinances to the PUCT where the reasonableness of GSU's rates will be reviewed. Hearings are scheduled to begin in November 1994.

LPSC Investigation

Entergy Corporation, GSU, and LP&L

     In May 1994, GSU made the required first post-Merger earnings analysis filing with the LPSC, which indicated a revenue deficiency of $46.4 million. On September 22, 1994, LPSC consultants recommended that GSU base rates be reduced by $30 million. On November 7, 1994, LPSC consultants filed additional testimony which recommended lowering GSU's rate reduction to $10.8 million from the previously recommended $30 million rate reduction. Hearings are scheduled to begin on November 14, 1994.

     Recognizing that LP&L was subject to a rate freeze until March 1994, the LPSC requested LP&L to explain its "relatively high cost of debt" compared to other electric utilities subject to LPSC jurisdiction. LP&L responded to this request, and in an August 1993 report to the LPSC, the LPSC's legal consultants acknowledged LP&L's rationale for its cost of debt in comparison to two other utilities subject to the LPSC's jurisdiction. In October 1993, the LPSC approved a schedule to conduct a review of LP&L's rates and rate structure upon the expiration of LP&L's rate freeze. Discovery is currently underway and hearings are scheduled to begin in December 1994. In August 1994, LP&L filed a performance-based formula rate plan with the LPSC. The proposed formula rate plan would continue existing LP&L rates at current levels, while providing financial incentive to reduce costs and maintain high levels of customer satisfaction and system reliability. A performance rating adjustment feature of the plan would allow LP&L the opportunity to earn a higher rate of return if it improves performance over time. Conversely, if performance declines, the rate of return LP&L could earn would be lowered. This provides financial incentive for LP&L to maintain continuous improvement in all three performance categories (customer price, customer satisfaction, and customer reliability). Under the proposed plan, if LP&L's earnings fall within a bandwidth around a benchmark rate of return, there would be no adjustment in rates. If LP&L's earnings are above the bandwidth, the proposed plan would automatically reduce LP&L's base rates. Alternatively, if LP&L's earnings are below the bandwidth, the proposed plan would automatically increase LP&L's base rates. The reduction or increase in base rates would be an amount representing 50% of the difference between the earned rate of return and the nearest limit of the bandwidth. In no event would the annual adjustment in rates exceed 2% of LP&L's retail revenues. Hearings are scheduled to begin in February 1995.

February 1994 Ice Storm

Entergy Corporation, AP&L, and MP&L

     In early February 1994, an ice storm left more than 221,000 Entergy customers without electric power across the System's four-state service area. The storm was the most severe natural disaster ever to affect the System, causing damage to transmission and distribution lines, equipment, poles, and facilities in certain areas, primarily in Mississippi. Repair costs totaled approximately $110.3 million, $28.6 million, and $73.8 million for the System, AP&L, and MP&L, respectively, with $79.8 million, $17.0 million, and $61.0 million of these amounts capitalized as plant-related costs. The remaining balances have been charged against the respective companies' regulatory storm damage reserves, except for MP&L which recorded a deferred debit. Estimated construction expenditures (see Note 1) reflect the above amounts. On April 15, 1994, MP&L filed for rate recovery of costs related to the ice storm. MP&L's filing, as subsequently amended, requested recovery of the revenue requirement associated with MP&L's ice storm costs recorded through April 30, 1994, representing approximately 86% of the total estimated ice storm costs. MP&L intends to make another ice storm rate filing with the MPSC by early 1995 to recover ice storm costs recorded by MP&L after April 30, 1994. In August 1994, MP&L and the MPSC's Public Utilities Staff (MPUS) entered into a stipulation with respect to the recovery of ice storm costs recorded through April 30, 1994, and in September 1994, the MPSC approved the stipulation. Under the stipulation, MP&L will implement for five years, an ice storm rider schedule, which went into effect on September 29, 1994, that will increase rates approximately $8 million annually. At the end of the five year period, the revenue requirement associated with the undepreciated ice storm capitalized costs will be included in MP&L's base rates to the extent that this revenue requirement does not result in MP&L's rate of return on rate base being above the benchmark rate of return under MP&L's formula rate plan.

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

     On July 7, 1994, NOPSI and the Council agreed that, based on the test year ended September 30, 1993, NOPSI's earnings exceeded its revenue requirement by $24.95 million and in accordance with the terms of the 1991 NOPSI Settlement and a 1992 gas rate settlement, there would be a prospective base rate reduction for twelve months commencing July 14, 1994. The reduction, because of a rate freeze, will be accomplished by means of a credit (to be expressed on a per KWH basis) to customers' bills. The per kilowatt hour credit will be calculated by dividing test year overearnings by test year KWH consumption and applied to kilowatt hour usage during the period ending July 13, 1995. In the first quarter of 1994, NOPSI recorded a $14.3 million reserve for the anticipated revenue reduction, which reduced net income by $8.8 million (net of tax). The reserve has been and will continue to be reduced by the actual credits prospectively applied to customers bills in accordance with the terms of the July 7, 1994 agreement.

     Management believes that any rate investigation by the Council in accordance with the 1991 settlement agreement and a 1992 gas rate settlement which may propose a base rate reduction to be in effect after the expiration of the rate freeze should reflect, as an offset, any rate reduction credit then in effect as a result of overearnings during the rate freeze period. NOPSI can provide no assurance as to the level of return on common equity that will be achieved from operations, nor the amount of rate reduction/credit, if any, prior to or after the end of the rate freeze. On November 1, 1994, NOPSI filed with the Council an analysis of its earnings for the test year ended September 30, 1994, which indicated a rate reduction/credit of approximately $24 million is required. The Council is expected to order a hearing in the fourth quarter of 1994 to render a final decision on the actual amount, method, and timing of the credit.

LPSC Fuel Cost Review

GSU

     In November 1993, the LPSC ordered a review of GSU's fuel costs. The LPSC stated that fuel costs for the period October 1988 through September 1991 (Phase 1) would be reviewed based on the number of outages at River Bend and the findings in the June 1993 PUCT fuel reconciliation case. In July 1994, the LPSC made a decision in the Phase 1 fuel review case and ordered GSU to refund approximately $27 million to its customers. Under the order, a refund of $13.1 million, which was not contested under a recent Louisiana Supreme Court decision as discussed below, was made through a billing credit on August bills. In August 1994, GSU appealed the remaining portion of the LPSC ordered refund to the district court. GSU has made no reserve for the remaining portion, pending outcome of the district court appeal.

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


NOTE 3.  LINES OF CREDIT AND RELATED BORROWINGS

     See pages 89, 129, 169, 203, 239, 270, and 300 of the Form
10-K for information on Entergy Corporation's, the System operating companies', and System Energy's short-term borrowing authorizations, including the Money Pool, and certain limitations
thereon, and lines of credit with banks.    On March 25, 1994,
GSU received SEC authorization to participate in the Money Pool. GSU is authorized to effect short-term borrowings of up to $125 million, subject to increase to as much as $455 million after further SEC approval. On April 21, 1994, AP&L, LP&L, and MP&L received SEC approval to increase their short-term borrowing limits to $200 million (from $125 million), $200 million (from $125 million), and $113 million (from $100 million), respectively. As of September 30, 1994, the System operating companies and System Energy had no outstanding borrowings from the Money Pool. As of September 30, 1994, Entergy Corporation, the System operating companies, and System Energy had outstanding short-term borrowings from banks as follows (in millions):

                      Company             Banks

                   Entergy Corporation      -
                   AP&L                  $34.0
                   GSU                      -
                   LP&L                  $19.2
                   MP&L                  $30.0
                   NOPSI                    -
                   System Energy            -

As of September 30, 1994, GSU had unused lines of credit for short-term borrowings of $5.0 million.


NOTE 4.  PREFERRED AND COMMON STOCK

Entergy Corporation

     Entergy Corporation periodically repurchases shares of its outstanding common stock either on the open market or through negotiated purchases or tender offers. Stock repurchases are made from time to time depending upon market conditions and authorization of the Entergy Corporation Board of Directors. During the first nine months of 1994, 4,035,000 shares of common stock were repurchased and were accounted for as treasury stock using the average cost method at a cost of $119.5 million. In August 1994, 1,230,000 shares of the common stock repurchased were retired.

AP&L

     During the first nine months of 1994, AP&L redeemed the following series of preferred stock pursuant to sinking fund requirements:

  Redemption Date    Series         Par Value        Shares
     1/1/94        13.28% Series       $25           200,000
     6/1/94         9.92% Series       $25            80,000
     7/1/94        10.60% Series       $100           20,000

On November 1, 1994, AP&L redeemed, pursuant to sinking fund requirements, 25,000 shares of its 8.52% Series Preferred Stock,
$100 par value.

GSU

     GSU has requested, but not yet received, SEC authorization to issue and sell, through December 31, 1995, up to $700 million aggregate principal amount of preferred stock and/or first mortgage bonds and medium term notes. The proceeds will be used for general corporate purposes and the repayment and/or redemption of certain outstanding securities. On March 15, 1994, GSU redeemed, pursuant to sinking fund requirements, 22,500 shares of its Adjustable Rate Series B Preferred Stock, $100 par value.

LP&L

     During the first nine months of 1994, LP&L redeemed the following series of preferred stock pursuant to sinking fund requirements:

Redemption Date       Series         Par Value        Shares
    2/1/94       12.64% Series          $25          300,000
    5/2/94       14.72% Series          $25              416
    7/1/94       10.72% Series          $25          240,000

On October 1, 1994, LP&L redeemed, pursuant to sinking fund requirements, 61,121 shares of its 13.12% Series Preferred Stock,
$25 par value, which represented the remaining outstanding shares of this series.

MP&L

     During the first nine months of 1994, MP&L redeemed the following series of preferred stock pursuant to sinking fund requirements:

Redemption Date        Series         Par Value        Shares
     Date
   1/1/94           9.76% Series        $100           70,000
   3/1/94           12.00% Series       $100           10,000
   7/1/94           9.00% Series        $100           70,000

NOPSI

     On March 1, 1994, NOPSI redeemed 15,000 shares of its 15.44%
Series Preferred Stock, $100 par value.


NOTE 5.  LONG-TERM DEBT

AP&L

     AP&L has SEC authorization to enter into arrangements for the issuance and sale, through December 31, 1996, of up to $200 million aggregate principal amount of tax-exempt bonds. The proceeds have been or will be used to acquire and construct certain pollution control or sewage and solid waste disposal facilities at AP&L's generating plants or to refinance outstanding tax-exempt bonds issued for that purpose. On June 22, 1994, AP&L entered into arrangements with Pope County, Arkansas, and Jefferson County, Arkansas, for the issuance and sale of $19.5 million of 6.30% Pollution Control Revenue Refunding Bonds (Pope Bonds) due 2016 and $9.2 million of 6.30% Pollution Control Revenue Refunding Bonds (Jefferson Bonds) due 2018, respectively. Funds provided by the issuance of the Pope Bonds and Jefferson Bonds were used on July 15, 1994, to redeem $16.6 million of Pope County, Arkansas Pollution Control Revenue Bonds 7.375% due 2006, $2.9 million of Pope County, Arkansas Pollution Control Revenue Bonds 7.25% due 2008, and $9.2 million of Jefferson County, Arkansas Pollution Control Revenue Bonds 7.25% due 2008. During the first nine months of 1994, AP&L redeemed the following first mortgage bonds pursuant to sinking fund requirements:



  Redemption Date            Series              Principal
                                               (in thousands)

       2/1/94         8.75% Series Due 1998         $400
       5/1/94         6.25% Series Due 1996         $200
       8/1/94         9.75% Series Due 2000         $200

GSU

     GSU has requested, but not yet received, SEC authorization to issue and sell, through December 31, 1995, up to $700 million aggregate principal amount of its first mortgage bonds, medium term notes and/or preferred stock. The proceeds will be used for general corporate purposes and the repayment or redemption of certain outstanding securities. GSU has also requested, but not yet received, SEC authorization to enter into arrangements for the issuance and sale, through December 31, 1995, of up to $250 million aggregate principal amount of tax-exempt bonds for the financing or refinancing of certain sewage and/or solid waste disposal facilities. The proceeds from the sale of tax-exempt bonds will be used to finance certain sewage and/or solid waste disposal or pollution control facilities or to refinance outstanding tax-exempt bonds issued for that purpose. In addition, GSU has requested, but has not yet received, SEC authorization to purchase or otherwise acquire its outstanding pollution control revenue bonds and/or industrial development revenue bonds through December 31, 1995. On July 1, 1994, GSU redeemed, pursuant to sinking fund requirements, $0.425 million of Iberville Parish 7.0% Series Pollution Control Revenue Bonds.

LP&L

     LP&L has requested, but not yet received, SEC authorization to undertake the refunding of approximately $310 million of intermediate-term and long-term bonds issued by the Owner Trustee to acquire interests in Waterford 3 in 1989. Such bonds became
optionally redeemable in July 1994.   On July 20, 1994, LP&L
entered into arrangements with the Parish of St. Charles, Louisiana, for the issuance of $20.4 million of its 6-7/8% Environmental Revenue Bonds due 2024. During the first nine months of 1994, LP&L redeemed, pursuant to sinking fund requirements, $0.2 million of various series of its pollution control and industrial revenue bond obligations. On June 1, 1994, LP&L retired $25 million of its 4.625% Series First Mortgage Bonds upon maturity.

MP&L

     On April 1, 1994, MP&L retired $30 million of its 9.9% Series G&R Bonds upon maturity. On April 20, 1994, MP&L entered into arrangements with Warren County, Mississippi and Washington County, Mississippi for the issuance of $16.0 million principal amount of 7% Pollution Control Revenue Refunding Bonds due 2022, the proceeds of which were used to redeem $8.1 million principal amount of 8.5% Warren County Pollution Control Revenue Bonds and $7.9 million principal amount of 7.5% Washington County Pollution Control Revenue Bonds on May 13, 1994. On July 14, 1994, MP&L issued $25 million of its 8.25% Series G&R Bonds due 2004. A portion of the net proceeds from the issuance and sale of these G&R Bonds was used on July 15, 1994, to retire $18 million of MP&L's 11.11% Series G&R Bonds upon maturity.

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


NOTE 6.  RETAINED EARNINGS

     On October 28, 1994, Entergy Corporation's Board of
Directors declared a common stock dividend of 45 cents per share payable on December 1, 1994.


NOTE 7.  NEW ACCOUNTING STANDARDS

SFAS 115

     The System adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. As a result, as of September 30, 1994, the System has recorded on the balance sheet an additional $9.1 million in decommissioning trust funds, representing the amount by which the fair value of the securities held in such funds exceeds the amounts recovered in rates and deposited in the funds and the related earnings on the amounts deposited. Due to the regulatory treatment for decommissioning trust funds, the System recorded an offsetting amount in unrealized gains on investment securities as a regulatory liability in other deferred credits.

SFAS 116

     In the third quarter of 1994, the System adopted the provisions of SFAS No. 116, "Accounting for Contributions
Received and Contributions Made." As a result, the System recorded a liability of approximately $10.8 million for contribution commitments.

NOTE 8.  PREACQUISITION CONTINGENCIES

Entergy Corporation and GSU

   See pages 103 and 180 of the Form 10-K for a discussion of accounting for preacquisition contingencies in connection with the Merger. Entergy Corporation has completed its analyses with respect to certain GSU preacquisition contingencies and has revised the allocation of the purchase price for a number of preacquisition contingencies. In September 1994, GSU wrote-off assets or recorded liabilities totaling approximately $67.8 million net of tax for the Cajun-River Bend litigation, unfunded Cajun-River Bend costs, environmental cleanup costs, obsolete spare parts, and Louisiana River Bend rate deferrals previously disallowed by the LPSC (see pages 86 and 165 of the Form 10-K). Entergy Corporation is continuing its analyses of certain other preacquisition contingencies and additional adjustments to the allocation of the purchase price may occur in the fourth quarter of 1994.

NOTE 9.  RESTRUCTURING COSTS

Entergy, AP&L, GSU, LP&L, MP&L, and NOPSI

   During the third quarter of 1994, Entergy announced a restructuring program related to certain of its operating units. The program is designed to reduce costs, improve operating efficiencies, and increase shareholder value in order to enable Entergy to become a low-cost producer. The program includes reductions in the number of employees and the consolidation of offices and facilities. In the third quarter of 1994, AP&L, GSU, LP&L, MP&L, and NOPSI recorded restructuring charges of $7.9 million, $6.1 million, $3.3 million, $2.2 million, and $2.8 million respectively. These charges primarily include employee severance costs related to the expected termination of approximately 1,084 employees. As of September 30, 1994, no employees have been terminated and no termination benefits have been paid under this restructuring program.

   Additionally, GSU recorded $23.8 million in the third quarter of 1994 for remaining severance and augmented retirement benefits related to the Merger.

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

     In accordance with the purchase method of accounting, the 1993 third quarter and first nine months results of operations for Entergy Corporation reported in its Statements of Consolidated Income and Cash Flows do not include GSU's results of operations. However, the Results of Operations discussion in "Management's Financial Discussion & Analysis" is presented with GSU's 1993 results of operations included for comparative purposes. This information is not necessarily indicative of the results of operations that would have occurred had the Merger been consummated for the period for which it is being given effect, nor is it necessarily indicative of future operating results.

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

         MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS


                 LIQUIDITY AND CAPITAL RESOURCES


Entergy, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy

     Liquidity is important to Entergy due to the capital intensive nature of its business, which requires large investments in long-lived assets. While large capital expenditures for the construction of new generating capacity are not currently planned, the System does require significant capital resources for the periodic maturity of certain series of debt and preferred stock and ongoing construction expenditures. See Note 1 for additional information on the System's capital and refinancing requirements in 1994 - 1996. Net cash flow from operations for Entergy, the System operating companies, and System Energy for the nine months ended September 30, 1994 and 1993, was as follows (in millions):

                          Nine Months     Nine Months
          Company         Ended 9/30/94   Ended 9/30/93

          Entergy *         $1,120.6        $776.4
          AP&L              $  256.8        $269.5
          GSU               $  278.3        $173.2
          LP&L              $  304.5        $225.4
          MP&L              $  154.4        $109.8
          NOPSI             $   61.0        $ 21.6
          System Energy     $  206.9        $253.4

* Entergy's net cash flow from operations for the nine months ended September 30, 1993, excludes GSU because the Merger was not yet consummated.

     In the first nine months of 1994, as in recent years, cash from operations, supplemented by cash on hand, was sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt/preferred stock maturities. (However, MP&L substantially increased its short-term borrowings because of unexpected costs incurred as a result of an ice storm.) Entergy's ability to fund most of its capital requirements with cash from operations results, in part, from continued efforts to streamline operations and reduce costs as well as collections under the Grand Gulf 1 rate phase-in plans, which exceed current cash requirements for Grand Gulf 1-related costs. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs; therefore, there is no effect on net income.) The System operating companies and System Energy have the ability, subject to regulatory approval, to meet capital requirements through future debt or preferred stock issuances, as discussed below. Also, to the extent current market interest and dividend rates allow, the System operating companies and System Energy may continue to refinance high-cost debt and preferred stock prior to maturity.

     Productive investment of excess funds is necessary to enhance the long-term value of Entergy Corporation's common stock. Entergy Corporation expects to invest approximately $150 million per year in nonregulated and nonutility businesses. See "Significant Factors and Known Trends - Nonregulated Investments" for additional information. In October 1994, Entergy Corporation invested $50 million in the Hub River Company which is constructing a generating station near Karachi, Pakistan.

     Entergy Corporation's current primary capital requirements are to periodically invest in, or make loans to, its subsidiaries. Entergy Corporation expects to meet these requirements in 1994 - 1996 with internally generated funds and cash on hand. Entergy Corporation also pays dividends on its common stock, which aggregated $309.5 million in the first nine months of 1994. Declarations of dividends on common stock are made at the discretion of Entergy Corporation's Board of Directors (Board). Management will recommend future dividend increases to the Board only if such increases are justified by sustained earnings growth of Entergy Corporation and its subsidiaries. Entergy Corporation receives funds through dividend payments from its subsidiaries. During the first nine months of 1994, these common stock dividend payments totaled $621.2 million. Certain restrictions may limit the amount of these distributions (see page 94 of the Form 10-K and Note 2).

     Entergy Corporation has a program to repurchase shares of its outstanding common stock. The timing and amount of such repurchases depend upon market conditions and authorization from the Board. See Note 4 for additional information. Entergy Corporation has requested, but not yet received, SEC authorization for a $300 million bank line of credit, the proceeds of which are expected to be used for common stock repurchases, investments in nonregulated and nonutility businesses, and other activities. Certain parties have intervened in this proceeding, and the application is pending.

     Earnings coverage tests, bondable property additions, and equity ratio requirements (in the case of System Energy) limit the amount of mortgage bonds and preferred stock that can be issued by each of the System operating companies and System Energy. Based on the most restrictive applicable tests as of September 30, 1994, and an assumed annual interest or dividend rate of 9.25%, each of the System operating companies and System Energy could have issued bonds or preferred stock in the following amounts (in millions):

               Company       Bonds   Preferred
                                     Stock

               AP&L          $239      $348
               GSU           $  -      $  -
               LP&L          $ 87      $513
               MP&L          $246      $ 81
               NOPSI         $ 88      $ 88
               System        $295        *
               Energy

* System Energy's charter does not provide for the issuance of preferred stock.

      In addition, the System operating companies and System Energy have the conditional ability to issue bonds against the retirement of bonds, in some cases without meeting an earnings coverage test. As a result of the charges recorded in the third quarter of 1994 as discussed in Notes 8 and 9, GSU is currently precluded from issuing first mortgage bonds under its earnings coverage test. However, GSU has the ability to issue up to approximately $526 million of first mortgage bonds against previously retired bonds. AP&L may also issue preferred stock to refund outstanding preferred stock without meeting an earnings coverage test. GSU has no earnings coverage limitations on the issuance of preference stock. For information on the System operating companies' and System Energy's regulatory authorizations to issue and acquire securities, see Notes 4 and 5, and pages 90-94, 129-131, 170-172, 204-206, 239-241, 271-272, and 301 of the Form 10-K. See Note 3 for information on the System's short-term borrowings.


Entergy Corporation and GSU

     In September 1994, Entergy Corporation completed its analyses with respect to certain preacquisition contingencies and revised the allocation of the purchase price for a number of preacquisition contingencies. In accordance with the purchase method of accounting, Entergy Corporation increased its acquisition adjustment and GSU reduced net income by approximately $67.8 million net of tax. See Notes 2 and 8 for additional information on provisions for preacquisition contingencies recorded in September 1994.

     See Notes 1 and 2, and Part II, Item 1. "Legal Proceedings," regarding litigation with Cajun and River Bend rate appeals. Substantial write-offs or charges resulting from adverse rulings in these matters could result in substantial additional net losses being reported by GSU in 1994, and subsequent periods, with resulting substantial adverse adjustments to common shareholder's equity. Also, adverse resolution of these matters could adversely affect GSU's ability to continue to pay dividends and obtain financing, which could in turn affect GSU's liquidity.

Entergy Corporation and System Energy

     In connection with the financing of Grand Gulf 1, Entergy Corporation has undertaken to provide System Energy with sufficient capital to (1) maintain System Energy's equity capital at an amount equal to at least 35% of System Energy's total capitalization (excluding short-term debt), (2) permit the continuation of commercial operation of Grand Gulf 1, and (3) enable System Energy to pay in full all borrowings of System Energy, whether at maturity, on prepayment, on acceleration or otherwise. In addition, Entergy Corporation has agreed to make certain cash capital contributions, if required, to enable System Energy to make payments when due on its long-term debt.

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

     In June 1994, System Energy, AP&L, LP&L, MP&L, and NOPSI reached a tentative settlement with the FERC staff and certain other parties. The proposed settlement was filed with FERC on October 7, 1994. FERC has not approved the proposed settlement, and therefore, the effects of the settlement have not been recorded. The proposed settlement, which is subject to approval by FERC, would require System Energy to refund or credit approximately $61.7 million to AP&L, LP&L, MP&L, and NOPSI, which would in turn make refunds or credits to their customers (except for those portions attributable to AP&L's and LP&L's retained share of Grand Gulf 1 costs). Additionally, System Energy would refund or credit a total of approximately $62 million, plus interest, to AP&L, LP&L, MP&L, and NOPSI over the period through June 2004. Interest on the $62 million refund and loss of the return on certain Grand Gulf 1 costs will reduce Entergy's and System Energy's net income by approximately $10 million annually over the next 10 years. However, there can be no assurance that FERC will ultimately approve the settlement in its current form. See Note 2 for additional information. Also, see Note 1 for certain restrictions on the payment of common dividends by System Energy in connection with the proposed settlement.

NOPSI

     As discussed in Note 2, under the terms of the 1991 NOPSI Settlement and a 1992 gas rate settlement, the Council has the right to review NOPSI's return on equity annually through October 31, 1996. Also, NOPSI is currently operating under electric and gas base rate freezes through October 31, 1996.

     On July 7, 1994, NOPSI and the Council agreed that, based on the test year ended September 30, 1993, NOPSI's earnings exceeded its revenue requirement by $24.95 million and in accordance with the terms of the 1991 NOPSI Settlement and a 1992 gas rate settlement, there would be a prospective base rate reduction for twelve months commencing July 14, 1994. The reduction, because of a rate freeze, will be accomplished by means of a credit (to be expressed on a per KWH basis) to customers' bills.

     On November 1, 1994, NOPSI filed with the Council an analysis of its earnings for the test year ended September 30, 1994, which indicated a rate reduction/credit of approximately
$24 million is required.


                      RESULTS OF OPERATIONS

ENTERGY

     On December 31, 1993, GSU became a subsidiary of Entergy Corporation. In accordance with the purchase method of accounting, the nine months ended September 1993 results of operations for Entergy Corporation and subsidiaries reported in its Statements of Consolidated Income and Cash Flows do not
include GSU's results of operations.   However, the following
discussion is presented with GSU's 1993 results of operations included for comparative purposes.

     In the third quarter of 1994, Entergy recorded certain one-time, non-recurring charges which significantly affected results of operations as discussed below. These one-time charges included, among other things, Merger related costs and restructuring costs (see Note 9).

Net Income

     Consolidated net income decreased $151.5 million in the third quarter of 1994 due primarily to decreased revenues, increased merger-related costs, certain restructuring costs, and decreased miscellaneous income - net, partially offset by a decrease in interest expense as explained below.

     Consolidated net income decreased in the first nine months of 1994 due primarily to the one-time recording in 1993 of the cumulative effect of the change in accounting principle for unbilled revenues for AP&L, MP&L, GSU, and NOPSI. Excluding the effect of the change in accounting principle, net income decreased in the first nine months of 1994 by approximately $150.2 million. This resulted from a decrease in retail revenues, increased merger related costs, certain restructuring costs, and decreased miscellaneous income - net, partially offset by a decrease in interest on long-term debt and preferred dividend requirements as a result of continued debt refinancing and stock redemption activities.

     Significant factors affecting the results of operations and causing variances between the third quarter and first nine months of 1994 and 1993 are discussed under "Revenues and Sales,"
"Expenses," and "Other" below.

Revenues and Sales

     See Entergy's "Selected Operating Results" for information on operating revenues by source and KWH sales.

     Electric operating revenues decreased $178.5 million in the third quarter due primarily to lower retail energy sales and decreased unbilled revenues resulting from cooler than normal summer weather as compared to 1993. Additionally, revenues were lower due to decreased fuel adjustment revenues and rate reductions at GSU and MP&L, and decreased fuel adjustment revenues at NOPSI. Electric operating revenues decreased $31.0 million in the first nine months of 1994 due primarily to rate reductions at GSU, MP&L, and NOPSI, and decreased unbilled revenues, partially offset by increased retail energy sales.

     Gas operating revenues increased $8.9 million in the first nine months of 1994 due primarily to increased retail sales resulting from colder than normal winter weather, partially offset by lower gas sales in the third quarter of 1994 due to a warmer than normal spring.

Expenses

     Fuel for electric generation and fuel-related expenses decreased $60.3 million in the third quarter of 1994 due primarily to decreased energy sales as discussed in "Revenues and Sales" above.

     Purchased power decreased $27.0 million in the third quarter of 1994 due primarily to decreased power purchases from nonassociated utilities due to changes in generation requirements for the System operating companies resulting primarily from decreased energy sales and fuel-related costs.

     Other operation and maintenance expenses increased in the third quarter of 1994 due primarily to increased GSU merger related costs, as discussed in Note 9, increased storm damage costs and environmental reserves, and recognition of certain restructuring costs.

     Nuclear refueling outage expenses decreased $5.9 million in the first nine months of 1994 due primarily due to Grand Gulf outage expenses incurred in the third quarter of 1993 and lower outage expense accruals at River Bend.

     Income taxes decreased in the third quarter and first nine months of 1994 due primarily to lower pre-tax book income.

     The amortization of rate deferrals increased $33.6 million in the first nine months of 1994 due primarily to collection of more Grand Gulf 1-related costs from customers in 1994 as compared to 1993.

     Interest expense decreased $7.7 million in the third quarter and $31.5 million for in the first nine months of 1994 due primarily to the refinancing of high cost debt.

     Preferred dividend requirements decreased $1.6 million in the third quarter and $9.4 million for the first nine months of 1994 due primarily to stock redemption activities.

Other

     Miscellaneous income - net decreased $22.6 million in the third quarter and $43.9 million in the first nine months of 1994 due primarily to amortization of plant acquisition adjustments related to the Merger, the early adoption of SFAS No. 116, as discussed in Note 7, and reduced Grand Gulf 1 carrying charges at AP&L.

AP&L

Net Income

     Net income decreased in the third quarter of 1994 due primarily to decreased operating revenues and increased operating and maintenance expenses.

     Net income decreased in the first nine months of 1994 due primarily to the one-time recording in the first quarter of 1993 of the cumulative effect of the change in accounting principle for unbilled revenues. Excluding the effect of the change in accounting principle, net income decreased $27.4 million. This decrease is due primarily to increased operation and maintenance expense as a result of restructuring costs and storm damage activity in the second and third quarters of 1994.

     Significant factors affecting the results of operations and causing variances between the third quarters and first nine months of 1994 and 1993 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

     See AP&L's "Selected Operating Results" for information on operating revenues by source and KWH sales.

     Electric operating revenues decreased in the third quarter of 1994 due to lower retail energy sales. Electric operating revenues also decreased due to decreased collections of Grand Gulf 1-related costs and lower fuel adjustment revenues, which do not impact net income. Total sales increased in the third quarter due primarily to increased sales for resale to associated companies, caused by changes in generation availability and requirements among the System operating companies, partially offset by lower retail sales due to a cooler summer than prior year.

     Electric operating revenues and sales increased in the first nine months of 1994 due primarily to an increase in sales for resale to associated companies caused by changes in generation availability and requirements among the System operating companies, and increased commercial and industrial sales, partially offset by decreased collections of Grand Gulf 1-related costs and decreased recovery of fuel-related costs, which do not impact net income.

Expenses

     Purchased power decreased in the third quarter of 1994 as a result of lower prices, partially offset by an increase in the amount of power purchased. Other operation and maintenance expense increased in the third quarter and first nine months of 1994 due primarily to storm damage costs and restructuring costs as discussed in Note 9. Depreciation and decommissioning expense increased in the third quarter and first nine months of 1994 due primarily to additions and upgrades to the ANO isometric drawing and financial management systems, and to additions and replacements to the ANO steam generator and plant monitoring systems. The amortization of rate deferrals decreased in the third quarter of 1994 due primarily to reduced Grand Gulf 1 carrying charges.

     Total income taxes decreased in the third quarter and first nine months of 1994 due to lower pretax income.

Other

     Miscellaneous income - net decreased in the third quarter of 1994 due primarily to reduced Grand Gulf 1 carrying charges.

GSU

Net Income

     Net income decreased in the third quarter and first nine months of 1994 primarily due to write-offs associated with certain preacquisition contingencies as discussed in Note 8, and additional merger related costs, and restructuring costs as discussed in Note 9.

     Significant factors affecting the results of operations and causing variances between the third quarter and first nine months of 1994 and 1993 are discussed under "Revenues and Sales" and "Expenses" below.

Revenue and Sales

     See GSU's "Selected Operating Results" for information on operating revenues by source and KWH sales.

     Operating revenues decreased in the third quarter of 1994 due primarily to lower retail revenues partially offset by increased sales for resale. The decrease in electric operating revenues was primarily due to a decrease in fuel recovery revenue, current and prior year rate reductions in Texas and a cooler summer than the prior year, which offset the increase in wholesale revenues. Energy sales increased due to higher sales for resale as a result of GSU's participation in the System power pool.

     Operating revenues increased slightly in the first nine months of 1994 due primarily to increased wholesale revenues associated with higher sales for resale partially offset by lower retail revenues. The decrease in retail revenues is primarily due to a decrease in fuel recovery revenue and a November 1993 rate reduction in Texas, partially offset by favorable weather in the first and second quarters as compared to the prior year. Sales for resale increased as a result of GSU's participation in the System power pool.

Expenses

     Purchased power increased in the third quarter and first nine months of 1994 due to GSU's participation in joint dispatching through the System power pool resulting from increased energy sales as discussed above. In addition, the increase in purchased power expense for the first nine months of 1994 was also due to the recording of a provision for refund of disallowed purchased power costs resulting from a Louisiana Supreme Court ruling in the second quarter as discussed in Note
2. Fuel, fuel-related expenses and gas purchased for resale decreased in the third quarter of 1994 primarily due to lower gas prices. Operation and maintenance expenses increased in the third quarter and first nine months of 1994 due primarily to charges associated with certain preacquisition contingencies as discussed in Note 8, additional merger related costs, and restructuring costs as discussed in Note 9.

     Income taxes decreased in the third quarter and first nine months of 1994 due primarily to lower pretax income.

     Taxes other than income taxes decreased in the first nine months of 1994 due to a $15.1 million franchise tax refund.

Other

     Miscellaneous income - net decreased in the third quarter and first nine months of 1994 due primarily to certain preacquisition contingencies as discussed in Note 8, including
Cajun River Bend litigation, the write-off of previously disallowed rate deferrals, and obsolete spare parts.

     Income taxes decreased in the third quarter and first nine months of 1994 due primarily to the charges discussed above.

LP&L

Net Income

     Net income decreased in the third quarter of 1994 due primarily to decreased operating revenues and increased other operation and maintenance expenses. For the first nine months of 1994 net income decreased primarily due to higher operation and maintenance expenses.

     Significant factors affecting the results of operations and causing variances between the third quarters and first nine months of 1994 and 1993 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

     See LP&L's "Selected Operating Results" for information on operating revenues by source and KWH sales.

     Electric operating revenues were lower in the third quarter of 1994 primarily due to decreased retail and wholesale revenues. The decrease in retail energy sales is primarily due to a cooler summer than the prior year which reduced sales to residential and commercial customers partially offset by higher industrial sales. Lower sales for resale to associated and nonassociated companies also contributed to the decrease in electric operating revenues for the third quarter of 1994. In addition, completion of the amortization of the proceeds resulting from litigation with a gas supplier resulted in decreased other operating revenues for the third quarter and first nine months of 1994.

     Electric operating revenues were slightly higher during the first nine months of 1994 primarily due to higher fuel adjustment revenues, which do not affect net income, and increased retail energy sales, partially offset by lower wholesale and other operating revenues.

Expenses

     Operating expenses decreased for the third quarter of 1994 primarily due to lower purchased power and income tax expense partially offset by higher other operation and maintenance expenses. Other operation and maintenance expense increased primarily due to the impact of expenses related to restructuring costs as discussed in Note 9 and power plant waste water site closures as discussed in Note 1. Purchased power decreased primarily due to lower cost. The decrease in income tax expense reflects lower pretax book income for the third quarter of 1994.

     Operating expenses increased slightly for the first nine months of 1994 primarily due to higher fuel and other operation and maintenance expense partially offset by lower income tax expense. The increase in fuel expense for the first nine months of 1994 is primarily due to an increase in deferred fuel expense related to the over-recovery of fuel cost in the current period. Other operation and maintenance expense increased for the first nine months of 1994 primarily due to third quarter expenses related to restructuring costs as discussed in Note 9, and power plant waste water site closures as discussed in Note 1. The decrease in income tax expense reflects lower pretax book income for the first nine months of 1994.

MP&L

Net Income

     Net income decreased in the third quarter of 1994 due primarily to decreased electric operating revenues.

     Net income decreased in the first nine months of 1994 due primarily to the one-time recording in the first quarter of 1993 of the cumulative effect of the change in accounting principle for unbilled revenues. Excluding the effect of the change in accounting principle, net income decreased by $23.6 million. This decrease for the first nine months of 1994 is primarily due to decreased electric operating revenues.

     Significant factors affecting the results of operations and causing variances between the third quarters and first nine months of 1994 and 1993 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

     See MP&L's "Selected Operating Results" for information on operating revenues by source and KWH sales.

     Electric operating revenues decreased in the third quarter primarily due to the impact of the incentive rate plan that went into effect in March 1994, a cooler summer than the prior year period, and lower wholesale revenues. During the first nine months of 1994, electric operating revenues decreased primarily due to the second quarter incentive rate plan, partially offset by higher energy sales and higher fuel adjustment revenues that do not effect net income. In addition to the factors cited above for revenues, accrued unbilled revenues decreased due to a change in the cycle billing dates offset by an increase in billed revenues. This decrease was partially offset by increased retail energy sales resulting from increased commercial and industrial sales.

Expenses

     Fuel for electric generation and fuel-related expenses decreased in the third quarter of 1994 due primarily to improved generating efficiency at certain MP&L plants. Fuel for electric generation and fuel-related expenses increased in the first nine months of 1994 due primarily to an increase in generation requirements resulting primarily from increased energy sales as discussed in "Revenues and Sales" above.

     Purchased power expense decreased in the third quarter and first nine months of 1994 due primarily to changes in generation availability and requirements among the System operating companies. A lower per unit price for power purchased also contributed to the decrease in purchased power in the third quarter of 1994.

     The amortization of rate deferrals increase in the third quarter and first nine months of 1994 reflected the fact that MP&L, based on the Revised Plan, collected more Grand
Gulf 1-related costs from its customers in the third quarter and first nine months of 1994 than it recovered in the same period in 1993.

     Income taxes decreased in the first nine months due primarily to lower pretax income.

NOPSI

Net Income

     Net income decreased in the third quarter of 1994 due primarily to lower operating revenues partially offset by lower operating expenses.

     Net income decreased for the first nine months of 1994 due primarily to the one-time recording of the cumulative effect of the change in accounting principle for unbilled revenues in 1993. Excluding the effect of the change in accounting principle, net income decreased for the first nine months of 1994 by $14 million. This decrease is due primarily to the recording of a reserve for revenue reduction as a result of a review of NOPSI's return on equity in accordance with the 1991 NOPSI Settlement and a 1992 gas rate settlement.

     Significant factors affecting the results of operations and causing variances between the third quarters and first nine months of 1994 and 1993 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

     See NOPSI's "Selected Operating Results" for information on operating revenues by source and KWH sales.

     Electric operating revenues decreased in the third quarter due primarily to a decrease in energy sales and lower fuel adjustment revenues. The decrease in electric operating revenues in the first nine months of 1994 was due primarily to the recording of a reserve as discussed in "Net Income" above. Electric energy sales decreased in the third quarter due primarily to a decrease in residential sales resulting from a cooler summer than the prior year. Electric energy sales were flat for the first nine months of 1994 due primarily to a slight increase in retail sales resulting from a colder winter and warmer spring weather than in the previous year, offset by a decrease in sales for resale.

     For the first nine months of 1994, gas operating revenues increased due primarily to increased gas sales in the first quarter as a result of a colder winter than the prior year, partially offset by lower second and third quarter gas sales.

Expenses

     Fuel for electric generation and fuel-related expenses decreased in the third quarter of 1994 due primarily to a decrease in energy sales as discussed in "Revenue and Sales" above, and lower gas fuel costs. The decrease in fuel price for the third quarter of 1994 was partially offset by an increase in deferred fuel expense due to the over-recovery of fuel costs in the current period. For the first nine months of 1994 fuel for electric generation and fuel-related expenses increased due to higher deferred fuel expense partially offset by lower fuel costs relating to a change in the fuel mix from oil in the prior year to gas in the current period.

     Purchased power expense decreased in the third quarter and first nine months of 1994 due primarily to changes in generation requirements among the System operating companies and lower costs.

     Gas purchased for resale decreased for the third quarter of 1994 due to decreased gas sales.

     Income taxes decreased in the third quarter and first nine months due primarily to lower pretax income.

     The increase in the amortization of rate deferrals in the third quarter and the first nine months of 1994 is primarily a result of the collection of larger amounts of previously deferred costs under the 1991 NOPSI Settlement.

SYSTEM ENERGY

Net Income

     Net income increased in the third quarter of 1994 due primarily to an adjustment in the third quarter of 1993 related to the recording of a reserve for revenues in the third quarter of 1993 as a result of a FERC investigation of the return on equity of System Energy's formula wholesale rates and a reduction in interest expense due to the refinancing of high-cost debt.

     Net income decreased in the first nine months of 1994 due primarily to a lower rate of return on System Energy's decreasing investment in Grand Gulf 1, partially offset by a decrease in interest expense due to refinancing of high-cost long-term debt.

     Significant factors affecting the results of operations and causing variances between the third quarters and first nine months of 1994 and 1993 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues

     Operating revenues recover operating expenses, depreciation and capital costs attributable to Grand Gulf 1. The capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf 1.

     Operating revenues decreased in the third quarter of 1994 due primarily to a lower return on System Energy's decreasing investment in Grand Gulf 1 (caused by depreciation of the unit) and increased expenses in connection with Grand Gulf 1 refueling outage in the third quarter of 1993.

     Operating revenues decreased in the first nine months due primarily to a lower return on System Energy's decreasing investment in Grand Gulf 1 and a decrease in fuel expenses.

Expenses

     Fuel for electric generation and fuel-related expenses increased in the third quarter primarily due to per unit price.

     Fuel for electric generation and fuel-related expenses decreased in the first nine months primarily due to a lower per unit cost for nuclear fuel as a result of a favorable market for uranium.

     Income taxes decreased in the first nine months due primarily to lower pretax income and adjustments to the SFAS 109 deferred tax balances.

     Interest expense decreased in the first nine months of 1994 due primarily to the refinancing of high-cost long-term debt.


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

Retail and Wholesale Rate Issues

     Increasing competition in the utility industry brings an increased need to stabilize or reduce retail rates. The retail regulatory environment is shifting from traditional rate-base regulation to incentive rate regulation. Incentive and performance-based rate plans encourage efficiencies and productivity while permitting utilities and their customers to share in the results. Retail wheeling, which requires utilities to "wheel" or move power from third parties to their own retail customers, is evolving. As a result, the retail market is expected to become more competitive. In the wholesale rate area, FERC approved in 1992, with certain modifications, the proposal of AP&L, LP&L, MP&L, NOPSI, and Entergy Power to sell wholesale power at market-based rates and to provide to electric utilities "open access" to the System's transmission system (subject to certain requirements). GSU was later added to this filing. Various intervenors in the proceeding filed petitions for review
with the D.C. Circuit.   See Part II, Item 1. "Legal
Proceedings," for information on a ruling by the D.C. Circuit regarding Entergy's open access transmission rates. Open access and market pricing, once it takes effect, will increase marketing opportunities for the System, but will also expose the System to the risk of loss of load or reduced revenues due to competition with alternative suppliers.

     In connection with the Merger, AP&L agreed with the APSC not to request any general retail rate increases that would take effect before November 1998, with certain exceptions. For further information, see pages 82-83 and 125-126 of the Form 10-
K.

     On March 31, 1994, North Little Rock, Arkansas, awarded AP&L a wholesale electric contract that will provide estimated revenues of $347 million over 11 years. Under the contract, the price per KWH was reduced 18%, retroactive to March 1, 1994, with increases in price through the year 2004. AP&L, which has been serving North Little Rock for over 40 years, was awarded the contract after intense bidding with several competitors. FERC accepted the contract, but one of AP&L's competitors has requested a rehearing and has filed complaints against AP&L and North Little Rock challenging the contract.

     In connection with the Merger, GSU agreed with the LPSC and PUCT to a five-year Rate Cap on retail electric rates, and to pass through to retail customers the fuel savings and a certain percentage of the nonfuel savings created by the Merger. Under the terms of their respective Merger agreements, the LPSC and PUCT will review GSU's base rates during the first post-Merger earnings analysis for reasonableness of its return on equity. In May 1994 and June 1994, GSU made its first post-Merger earnings analysis filings with the LPSC and PUCT, respectively, which GSU believes support the current levels of rates. For further information, see pages 82-83 and 163-164 of the Form 10-K. See
Note 2 for information on recent filings by certain Texas cities seeking a reduction in GSU's rates.

     Cogeneration projects developed or considered by certain of GSU's industrial customers over the last several years have resulted in GSU developing and securing approval of rates lower than the rates previously approved by the PUCT and LPSC for such industrial customers. Such rates are designed to retain such customers, and to compete for and develop new loads, and do not presently recover GSU's full cost of service. The pricing agreements at non-full cost of service based rates fully recover all related costs but provide only a minimal return. Substantially all of such pricing agreements expire no later than 1997. During the first nine months of 1994, KWH sales to GSU's industrial customers at less than full cost of service, which make up approximately 28% of the total industrial class, increased 15%. Sales to the remaining industrial customers increased 1%.

     LP&L's five year rate freeze expired in March 1994. At the same time, approximately $46 million of annual rate relief that was included in LP&L's retail rates also expired. In October 1993, the LPSC approved a schedule to conduct a review of LP&L's rates and rate structure upon the expiration of LP&L's rate freeze. Discovery is currently underway and hearings are
scheduled to begin in December 1994.    In August 1994, LP&L
filed a performance-based formula rate plan with the LPSC. The proposed formula rate plan would continue existing LP&L rates at current levels, while providing financial incentive to reduce costs and maintain high levels of customer satisfaction and system reliability. Hearings are scheduled to begin in February 1995. See Note 2 for additional information.

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

     In December 1992, AP&L, LP&L, MP&L, and NOPSI each filed a Least Cost Plan with their respective retail regulators, and GSU is currently working with the PUCT regarding integrated resource planning. However, in response to an increasingly competitive electric utility environment, AP&L, LP&L, MP&L, and NOPSI have announced their intentions to revise their Least Cost Plan activities. In this regard, AP&L, GSU, LP&L, MP&L, and NOPSI intend to adopt the ratepayer impact measure test as their primary economic criterion for DSM programs rather than the total resource cost test that had been used in developing the initial Least Cost Plans. Therefore, absent overriding customer, strategic, or public interests, AP&L, GSU, LP&L, MP&L, and NOPSI will propose those DSM programs that have the potential for lower rates to all customers, rather than DSM programs that, while providing direct benefits to participants, may result in higher rates for everyone, including non-participants. In addition, AP&L, GSU, LP&L (outside the city of New Orleans), and MP&L will no longer seek a pre-approved cost recovery rider as a mechanism for recovering program costs, lost contributions and incentives. See Part II, Item 1. "Legal Proceedings," for information on filings made by AP&L, LP&L, and MP&L with their respective regulators in connection with proposed changes to their Least Cost Plans. Notwithstanding the changes noted above, LP&L and NOPSI intend to implement the DSM programs already approved by the Council. However, LP&L and NOPSI intend to pursue appropriate changes in the Council ordinance establishing the Least Cost Plans framework and planning criteria.


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

     See Note 2 for information on the possibility of material adverse effects on GSU's financial condition and results of operations as a result of substantial write-offs and/or refunds in connection with outstanding appeals and remands regarding approximately $1.4 billion of abeyed company-wide River Bend plant costs and approximately $187 million ($170 million net of tax) of Texas retail jurisdiction deferred River Bend operating and carrying costs.

System Energy

FERC Audit - Proposed Settlement

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

     In the first nine months of 1994, Entergy Corporation's nonregulated investments reduced consolidated net income by approximately $19.3 million. In the near term, these investments are not likely to have a positive effect on earnings; but management believes that these investments could contribute to future earnings growth.

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

GSU

Deregulated Portion of River Bend

     As of September 30, 1994, GSU had not recovered a significant amount of its investment in, or received any return associated with, the portion of River Bend included in the deregulated asset plan in Louisiana and the portion of River Bend placed in abeyance as part of the Texas rate order which went into effect in July 1988. See pages 157 and 165 of the Form 10-K for further information. Future earnings will continue to be limited as long as the limited recovery of the investment and lack of return continues.

     For the nine months ended September 30, 1994, GSU recorded revenues resulting from the sale of electricity from the deregulated asset plan of approximately $26.2 million. Operation and maintenance expenses, including fuel, were approximately $31.3 million, and depreciation expense associated with the deregulated asset plan investment was approximately $12.3 million for the nine months ended September 30, 1994. For the first nine months of 1994, GSU recorded nonfuel revenue of $24.3 million (included in the $26.2 million of total deregulated asset plan revenue discussed above) which, absent the deregulated asset plan, would not have been realized. The operation and maintenance expenses and depreciation expense allocated to the deregulated asset plan as detailed above would have been incurred at River Bend with or without the deregulated asset plan. The future impact of the deregulated asset plan on GSU's results of operations and financial position will depend on River Bend's future operating costs, the unit's efficiency and availability, and the future market for energy over the remaining life of the unit. Based on current estimates of the factors discussed above, GSU anticipates that future revenues from the deregulated asset plan will fully recover all related costs.

LPSC Fuel Cost Review

     In November 1993, the LPSC ordered a review of GSU's fuel costs. The LPSC stated that fuel costs for the period October 1988 through September 1991 (Phase 1) would be reviewed based on the number of outages at River Bend and the findings in the June 1993 PUCT fuel reconciliation case. In July 1994, the LPSC made a decision in the GSU/Louisiana Phase 1 fuel review case and ordered GSU to refund approximately $27 million to its customers. Under the order, a refund of $13.1 million, which was not contested under a recent Louisiana Supreme Court decision as discussed in Note 2, was made through a billing credit on August bills. In August 1994, GSU appealed the remaining portion of the LPSC ordered refund to the district court. GSU has made no reserve for the remaining portion, pending outcome of the district court appeal.

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

              ENTERGY CORPORATION AND SUBSIDIARIES
                   PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

River Bend

Entergy Corporation and GSU

     See Note 2 and also see pages 20-22, 80-82, and 160-163 of the Form 10-K, pages 44-46 of the First Quarter Form 10-Q, and pages 44-47 and 70-71 of the Second Quarter Form 10-Q, for a discussion of outstanding appeals and remands regarding approximately $1.4 billion of abeyed company-wide River Bend plant costs and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs.

     See Note 1 and also see pages 40-42, 94-95, and 172-173 of the Form 10-K, pages 39-40 and 70 of the First Quarter Form 10-Q, and pages 39-40 of the Second Quarter Form 10-Q, for a discussion of proceedings between GSU and Cajun.

LPSC Fuel Cost Review

GSU

     See pages 23 and 165 of the Form 10-K, page 49 of the First
Quarter Form 10-Q, and pages 50 and 71 of the Second Quarter Form
10-Q, for a discussion of an LPSC ordered refund to GSU customers. In August 1994, GSU appealed the contested portion of the LPSC ordered refund to the district court.

Cajun/Jefferson Davis

GSU

     See page 40 of the Form 10-K for a discussion of a suit brought against GSU by Cajun and Jefferson Davis for failing to provide transmission services. On March 21, 1994, FERC issued an order affirming the ALJ and dismissing Cajun's complaint, finding that GSU properly exercised its contractual right to refuse to provide the service. On August 3, 1994, FERC denied rehearing. On August 12, 1994, Cajun filed a petition for review of FERC's orders in the United States Court of Appeals for the District of Columbia Circuit. The matter is pending.

Least Cost Planning

AP&L, GSU, LP&L, MP&L, and NOPSI

     See pages 8-9, 19, 23, 25-27, 76, 122, 197, 232, and 264 of the Form 10-K, page 67 of the First Quarter Form 10-Q, and page 72 of the Second Quarter Form 10-Q, for a discussion of Least Cost Planning. On July 1, 1994, AP&L filed a motion requesting that the APSC approve the withdrawal of AP&L's Least Cost Plan filed December 1, 1992, and July 1, 1993, and to rescind its directive that AP&L file another Least Cost Plan in March 1995. On October 5, 1994, the APSC issued an order that suspended the individual dockets and established a new one. Hearings are scheduled to begin in April 1995.

     On September 28, 1994, LP&L and NOPSI filed a report with the Council that discussed Entergy's Least Cost Plan activities in other jurisdictions and described the motivations for these activities. LP&L and NOPSI also filed a motion requesting that the Council defer the filing of a new Least Cost Plan, which the existing Least Cost Plan Ordinance required on December 1, 1994. On October 6, 1994, the Council approved an amendment to the City Code that rescinded the December 1, 1994 filing requirement and allowed the Council to set a future date for a new filing. The Council's actions also established that there would be a set of hearings to consider a wide range of Least Cost Plan issues, and that a new filing date would be established following these hearings. These rulings do not affect the ongoing DSM programs that LP&L and NOPSI are currently implementing in the City.

System Agreement

Entergy Corporation, AP&L, LP&L, MP&L, and NOPSI

     See pages 67-68 of the First Quarter Form 10-Q, and page 73 of the Second Quarter Form 10-Q for a discussion related to FERC's proceeding to consider whether the System Agreement permits certain out-of-service generating units to be included in reserve equalization calculations under Service Schedule MSS-1 of that agreement. Entergy submitted testimony on September 23, 1994, describing the impacts (not including interest) on Service Schedule MSS-1 calculations during the period 1987 through 1993. LP&L and MP&L would have been overbilled by $10.6 and $8.8 million , respectively, and AP&L and NOPSI would have been underbilled by $6.3 and $13.1 million, respectively.

Merger-Related Proceedings

Entergy Corporation and GSU

     a) See pages 19, 83, and 163 of the Form 10-K, page 69 of the First Quarter Form 10-Q, and page 74 of the Second Quarter Form 10-Q, for information on a GSU cost-of-service study filed with the PUCT and Texas Cities. In August 1994, the cities' consultants issued a report that indicated GSU's current rates were approximately $40 to $50 million in excess of current requirements. In September 1994, various cities adopted ordinances directing GSU to reduce its rates on a Texas retail basis by $45.9 million. GSU has appealed the cities' ordinances to the PUCT where the reasonableness of GSU's rates will be reviewed. The PUCT has scheduled a hearing on the merits for November 21, 1994. Final action by the PUCT is expected in March 1995. GSU can provide no assurance as to the ultimate outcome in this matter; however, any rate reduction could be retroactive to March 31, 1994.

     b)  See page 38 of the Form 10-K, page 69 of the First
Quarter Form 10-Q, and page 74 of the Second Quarter Form 10-Q, for information on parties contesting FERC's order approving the Merger.

     On August 9, 1994, Cajun filed a motion for remand and partial summary grant of its petition for review. Cajun argued that FERC's orders approving the Merger relied on the Entergy transmission service tariff and because of the D.C. Circuit's opinion finding the transmission tariff to be flawed (see "Open Access Transmission" below), the Court should summarily grant Cajun's petition for review, in part, and remand these matters to FERC for further proceedings. Entergy responded that judicial economy would best be served by holding the case in abeyance until FERC addresses the transmission tariff.

     On September 6, 1994, Occidental Chemical Corporation (OCC) and Arkansas Electric Energy Consumers (AEEC) filed a motion for remand and partial summary disposition, to FERC for a full evidentiary hearing on Merger competition issues. OCC and AEEC opposed any delay of a remand by holding the proceedings in abeyance because it would allegedly serve to prolong the present potential for anticompetitive harm. Entergy opposed the OCC and AEEC motion in a response filed on September 16, 1994, arguing that OCC and AEEC provided no basis for FERC to hold an evidentiary hearing on the competitive impacts of the Merger. FERC also opposed the OCC and AEEC motion, requesting again that the Court hold the proceedings in abeyance. The motions filed by Cajun, OCC and AEEC are pending.

     c) As discussed on page 38 of the Form 10-K, petitions for review of the SEC order approving various aspects of the Merger were filed with the D.C. Circuit in February 1994 by Houston Industries Incorporated, Houston Lighting and Power Company, and Cajun. These petitions have been consolidated. In September 1994, the SEC filed a motion with the D.C. Circuit seeking a remand of the Merger proceedings to the SEC to permit the agency to supplement or amend its findings and order regarding the Merger's anti-competitive effects in light of the July 12, 1994, opinion of the D.C. Circuit which overturned certain findings of FERC regarding the Entergy System's "open access" transmission tariff (see page 75 of the Second Quarter Form 10-Q). The matter is pending before the D.C. Circuit.

     d) See page 31 of the Form 10-K for information on Cajun's suit claiming that the NRC erred by issuing two license amendments for River Bend. On August 23, 1994, the NRC issued an order disallowing GSU's appeal in the ASLB proceeding and upholding the ASLB's January 27, 1994 order. A hearing on the proceeding before the ASLB on Cajun's contention has been set for May 9, 1995.

FERC Audit - Proposed Settlement

Entergy Corporation and System Energy

     See Note 2 and also see pages 16, 84-85, and 296-297 of the Form 10-K, pages 46-47 of the First Quarter Form 10-Q, and pages 47-48, and 75 of the Second Quarter Form 10-Q, for information on a proposed settlement of a FERC audit of System Energy. On October 7, 1994, System Energy filed with FERC for approval of the proposed settlement.

Open Access Transmission

Entergy Corporation, AP&L, GSU, LP&L, MP&L, and NOPSI

     See page 17 of the Form 10-K and page 75 of the Second Quarter Form 10-Q for a discussion of various petitions filed with the United States Court of Appeals for the District of Columbia Circuit related to FERC's 1992 orders regarding open access transmission and the sale of wholesale power at market-based rates. On August 23, 1994, Entergy submitted a letter to FERC in connection with the D.C. Circuit's remand. Entergy committed to revise its transmission service tariff to facilitate the expeditious resolution of the case and to provide "comparability of service" over the Entergy transmission network. Entergy further committed that the revised transmission service tariff would withdraw the specific provisions regarding recovery of stranded investment found problematic by the D.C. Circuit. To date, Entergy has not sought recovery of stranded investment costs in rates under the transmission tariffs and the remand to FERC is not expected to result in refunds of any amounts that have been collected pursuant to transmission tariffs.

LPSC Investigation/Formula Rate Plan

Entergy Corporation and LP&L

     See Note 2 and pages 75, 84, and 199 of the Form 10-K, pages
48 and 71 of the First Quarter Form 10-Q, and pages 49 and 76 of the Second Quarter Form 10-Q, for a discussion of an LPSC investigation and a subsequent LP&L formula rate plan filing with the LPSC.

Incentive Rate Plan

Entergy and MP&L

     See pages 25-26, 83-84, and 235-236 of the Form 10-K and page 76 of the Second Quarter Form 10-Q for a discussion of MP&L's incentive rate plan approved by the MPSC. On October 6, 1994, Mississippi Valley Gas filed a motion with the Mississippi Supreme Court to voluntarily dismiss its appeal.

February 1994 Ice Storm

Entergy Corporation, AP&L, and MP&L

     See Note 2 for a discussion of MP&L's rate recovery of the February 1994 ice storm damages.

NRC Fine

Entergy Corporation and LP&L

     On August 19, 1994, the NRC notified Entergy Operations that it will be fined $112,500 for violations at Waterford 3. Entergy Operations discovered and reported the problems which would have affected several engineered safety features related to the ventilation and filtration systems following a loss of their normal power supply. The problems were traced to a system design change installed in various systems between October 1992 and April 1993. Entergy Operations did not contest the fine.

Spent Nuclear Fuel

Entergy Corporation, AP&L, GSU, LP&L, and System Energy

     See pages 29, 97-98, 134, 175, 208-209, and 304 of the Form
10-K for information regarding spent nuclear fuel. Entergy Operations and System Fuels joined in lawsuits against the Department of Energy (DOE), seeking clarification of the DOE's responsibility to receive spent nuclear fuel beginning in 1998.

     The original suits, filed June 20, 1994, asked for a ruling that the Nuclear Waste Policy Act requires the DOE to begin taking title to the spent fuel and start removing it from nuclear power plants in 1998, a mandate for and court monitoring of DOE's nuclear waste management program to enable fuel acceptance beginning in 1998, and the potential for escrow of customer payments to the Nuclear Waste Fund.

Municipalities

Entergy Corporation, LP&L and MP&L

     On August 24, 1994, the Terrebonne Parish Council adopted an ordinance authorizing the Terrebonne Parish Consolidated Government (Government) to enter into negotiations with LP&L to settle a pending lawsuit filed by LP&L on March 27, 1992, against the Government and its Department of Utilities, pertaining to alleged unlawful actions in usurping certain service locations of LP&L. This ordinance also authorizes the Government to seek court action to expropriate LP&L's facilities in the city of Houma, but only in the event a settlement is not reached with respect to the pending lawsuit. The matter is pending.

     On October 11, 1994, twelve Mississippi cities filed a complaint in state court against MP&L and eight electric power associations seeking a judgment from the court declaring unconstitutional certain Mississippi statutes that establish the procedure that must be followed before a municipality can acquire the facilities and certificate rights of a utility serving in the municipality. Specifically, the suit requests that the court declare unconstitutional certain 1987 amendments to the Mississippi Public Utilities Act that require that the MPSC cancel a utility's certificate to serve in the municipality before a municipality may acquire a utility's facilities located in the municipality. The suit also requests that the court find that Mississippi municipalities can serve any consumer in the boundaries of the municipality (and within one mile thereof). Such a finding would be contrary to a number of Mississippi Supreme Court decisions that have held that a municipality cannot serve in another utility's service area even where the municipal boundaries extend into such service area. The matter is pending.

Sales/Use Tax Issues

Entergy Corporation, GSU, LP&L, and NOPSI

     The Louisiana Supreme Court (Court) recently issued an opinion (in a case in which none of the System companies is a party), holding, in part, that the Louisiana state legislature's suspension of state sales and use tax exemptions also has the effect of suspending exemptions from local sales and use taxes. The Court has granted an application for rehearing on this issue and, therefore, its decision is not yet final. However, if the Court's decision is not changed, previously exempt sales of electricity and gas, fuels and other items used to generate electricity in Louisiana by GSU, LP&L, and NOPSI, as well as other items exempt from sales and use taxes, could be subject to local sales and use taxes. If the Court's decision were to have retroactive application, GSU, LP&L, and NOPSI could be liable for back sales and use taxes. The final outcome of this matter cannot yet be determined, but a unfavorable result could have a material adverse effect upon Entergy, GSU, LP&L, and NOPSI. The matter is pending.

     See page 43 of the Form 10-K and page 77 of the Second Quarter Form 10-Q for a discussion of disputes and litigation between LP&L and tax authorities in St. Charles Parish, Louisiana (Parish), with respect to sales, use and lease taxes allegedly applicable to nuclear fuel.

     On October 13, 1994, Parish tax authorities sued LP&L and Entergy in the Civil District Court of Orleans Parish, Louisiana, claiming that $1.4 million of sales and use and lease taxes paid under protest by LP&L with respect to newly acquired nuclear fuel were not, in fact, paid under protest and should be disposed of by Parish, and that unspecified additional taxes, interest, and penalties are due. LP&L presently has a suit pending in Parish seeking to recover the $1.4 million in taxes paid under protest, and will contest the suit in Orleans Parish, which LP&L and Entergy believes is without merit.


Item 5.  Other Information

River Bend Unplanned Outage

Entergy Corporation and GSU

     On September 8, 1994, River Bend automatically shut down due to false high water signals. As River Bend was ready to begin operations on October 10, 1994, seepage was detected from some high pressure water lines. The lines were repaired and the unit was placed back in service on October 21, 1994. On October 28, 1994, the unit was shut down because of water leakage from a recirculating pump seal. The seal was repaired and the unit was placed back in service on November 3, 1994.

Nonregulated Investments

Entergy Corporation

     As discussed on page 3 of the Form 10-K and Page 75 of the First Quarter Form 10-Q, Entergy continues to consider opportunities to expand its business, including opportunities in overseas power development. In October 1994, Entergy Corporation invested $50 million in the Hub River Company which is constructing a generating station near Karachi, Pakistan.

Common Stock Price Range and Dividends

Entergy Corporation

     The shares of Entergy Corporation's common stock are listed on the New York, Chicago, and Pacific Stock Exchanges. The high and low sales prices of Entergy Corporation's common stock for the third quarter of 1994, as reported by The Wall Street Journal as composite transactions, were $26 1/4 and $22 5/8, respectively, per share.

     For the twelve months ended September 30, 1994, Entergy Corporation paid common stock dividends in an aggregate amount of $1.80 per share. As of September 30, 1994, the consolidated book value of a share of Entergy Corporation's common stock was $28.46 and the last reported sale price of Entergy Corporation's common stock on September 30, 1994, was $23 1/4 per share.

Earnings Ratios

AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy

     The System operating companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:


                         Twelve Months Ended
                            December 31,                September 30,
                    1989    1990     1991     1992  1993    1994
     Ratios of
     Earnings to
     Fixed Charges
     (a)

     AP&L           2.31     2.16    2.25     2.28  3.11(h)  2.37
     GSU            1.16      .80(i) 1.56     1.72  1.54      .84(i)
     LP&L           1.79     2.32    2.40     2.79  3.06     2.88
     MP&L           1.04(e)  2.42    2.36     2.37  3.79(h)  2.26
     NOPSI          1.89     2.73    5.66(g)  2.66  4.68(h)  3.18
     System Energy   -(f)    2.10    1.74     2.04  1.87     1.93

                         Twelve Months Ended
                            December 31,          September 30,
                    1989  1990  1991  1992  1993    1994
     Ratios of
     Earnings to
     Combined Fixed
     Charges and
     Preferred
     Dividends
     (a)(b)(c)

     AP&L           1.88     1.81     1.87     1.86  2.54(h)  1.96
     GSU (d)         .66(i)   .59(i)  1.19     1.37  1.21      .75(i)
     LP&L           1.39     1.87     1.95     2.18  2.39     2.32
     MP&L           1.00(e)  1.93     1.94     1.97  3.08(h)  1.86
     NOPSI          1.62     2.36     4.97(g)  2.36  4.12(h)  2.76


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

(i) Earnings for the year ended December 31, 1990 for GSU were not adequate to cover fixed charges by $60.6 million. Earnings for the years ended December 31, 1990 and 1989, were not adequate to cover fixed charges and preferred dividends by $165.1 million and $190.8 million, respectively. Earnings in 1990 include a $205 million charge for the settlement of a purchase power dispute. Earnings for the twelve months ended September 30, 1994 were not adequate to cover fixed charges by $34.7 million. Earnings for the twelve months ended September 30, 1994 were not adequate to cover fixed charges and preferred dividends by $64.5 million.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

    3(a) - Articles of Amendment dated August 1, 1994 and
           Restated Articles of Incorporation, as of December
           21, 1983 of MP&L.

**  4(a) - Fiftieth Supplemental Indenture, dated as
           of September 1, 1994, supplementing and amending LP&L's Mortgage and Deed of Trust, dated as of April 1, 1994, as herefore supplemented and amended (filed as Exhibit A-4(c) to Rule 24 Certificate dated September 28, 1994 in File No. 70-7653).

  23(a) -  Consent of Friday, Eldredge & Clark.

  23(b) -  Consent of Monroe & Lemann (A Professional
           Corporation).

  23(c) -  Consent of Wise Carter Child & Caraway, Professional
           Association.

  23(d) -  Consent of Clark, Thomas & Winters.

  23(e) -  Consent of Sandlin Associates.

  27(a) -  Financial Data Schedule for Entergy Corporation and
           Subsidiaries as of September 30, 1994.

  27(b) -  Financial Data Schedule for AP&L as of September 30,
           1994.

  27(c) -  Financial Data Schedule for GSU as of September 30,
           1994.

  27(d) -  Financial Data Schedule for LP&L as of September 30,
           1994.

  27(e) -  Financial Data Schedule for MP&L as of September 30,
           1994.

  27(f) -  Financial Data Schedule for NOPSI as of September 30,
           1994.

  27(g) -  Financial Data Schedule for System Energy as of
           September 30, 1994.

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

**99(i) -  Quarterly Report on Form 10-Q of Entergy
           Corporation, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy for the quarter ended June 30, 1994, portions of which are incorporated herein by reference as described elsewhere in this document (filed with the SEC in File Nos. 1-11299, 1-10764, 1-2703, 1-8474, 0-
           320, 0-5807, and 1-9067, respectively).

  99(j) - Earnings statement of AP&L for the twelve month period ended September 30, 1994, made generally available to security holders pursuant to Section 11(a) of the Securities Act of 1933, as amended.

  99(k) - Earnings statement of MP&L for the twelve month period ended September 30, 1994, made generally available to security holders pursuant to Section 11(a) of the Securities Act of 1933, as amended.

**99(l) -  Opinion of Clark, Thomas & Winters, a
           professional corporation, dated September 30, 1992 regarding the effect of the October 1, 1991 judgment in GSU v. PUCT in the District Court of Travis County, Texas (99-1 in Registration No. 33-48889).

**99(m) -  Opinion of Clark, Thomas & Winters, a
           professional corporation, dated August 8, 1994 regarding recovery of costs deferred pursuant to PUCT order in Docket 6525 (filed as Exhibit 99(j) to
           Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1994 in File No. 1-2703).

  99(n) - Opinion of Clark, Thomas & Winters, a professional corporation, confirming its opinions dated September
           30, 1992 and August 8, 1994.

___________________________
 * Reference is made to a duplicate list of exhibits being filed as a part of Form 10-Q for the quarter ended September 30, 1994, which list, prepared in accordance with Item 102 of Regulation S-T of the Securities and Exchange Commission, immediately precedes the exhibits being filed with Form 10-Q for the quarter ended September 30, 1994.

**   Incorporated herein by reference as indicated.

      (b)  Reports on Form 8-K

Entergy

      A current report on Form 8-K, dated October 21, 1994, was filed with the SEC on October 28, 1994, reporting information under Item 5. "Other Materially Important
      Events."

GSU

      A current report on Form 8-K, dated October 21, 1994, was filed with the SEC on October 28, 1994, reporting information under Item 5. "Other Materially Important
      Events."

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



Date:  November 10, 1994