Form 10-K/A
period 1994-12-31
ENTERGY CORP /DE/; ARKANSAS POWER & LIGHT CO; GULF STATES UTILITIES CO; LOUISIANA POWER & LIGHT CO /LA/; MISSISSIPPI POWER & LIGHT CO; NEW ORLEANS PUBLIC SERVICE INC; SYSTEM ENERGY RESOURCES INC
filed 1995-04-21
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                      FORM 10-K (Amendment No. 1)
(Mark One)
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the Fiscal Year Ended December 31, 1994

                    OR

               TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ____________ to ____________

Commission      Registrant, State of Incorporation,    IRS Employer
File Number     Address of Principal Executive         Identification No.
                Offices and Telephone Number
1-11299         ENTERGY CORPORATION                    13-5550175
                (a Delaware corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
                Telephone (504) 529-5262

1-10764         ARKANSAS POWER & LIGHT COMPANY         71-0005900
                (an Arkansas corporation)
                425 West Capitol Avenue, 40th Floor
                Little Rock, Arkansas 72201
                Telephone (501) 377-4000

1-2703          GULF STATES UTILITIES COMPANY          74-0662730
                (a Texas corporation)
                350 Pine Street
                Beaumont, Texas  77701
                Telephone (409) 838-6631

1-8474          LOUISIANA POWER & LIGHT COMPANY        72-0245590
                (a Louisiana corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
                Telephone (504) 529-5262

0-320           MISSISSIPPI POWER & LIGHT COMPANY      64-0205830
                (a Mississippi corporation)
                308 East Pearl Street
                Jackson, Mississippi 39215
                Telephone (601) 969-2311

0-5807          NEW ORLEANS PUBLIC SERVICE INC.        72-0273040
                (a Louisiana corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
                Telephone (504) 529-5262

1-9067          SYSTEM ENERGY RESOURCES, INC.          72-0752777
                (an Arkansas corporation)
                Echelon One
                1340 Echelon Parkway
                Jackson, Mississippi 39213
                Telephone (601) 368-5000



Amendment No. 1 to Entergy Corporation, Arkansas Power & Light
Company, Gulf States Utilities Company, Louisiana Power & Light
Company, Mississippi Power & Light Company, New Orleans Public Service Inc. and System Energy Resources, Inc. Form 10-K for the year ended December 31, 1994 is made to include financial data schedules which were inadvertently excluded from the original filing.




                              SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.


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


                                      By     /s/ Lee W. Randall
                                      Lee W. Randall, Vice President
                                      and Chief Accounting Officer

                                      Date: APRIL 21, 1995