Form 10-Q
period 1995-03-31
ENTERGY CORP /DE/; ARKANSAS POWER & LIGHT CO; GULF STATES UTILITIES CO; LOUISIANA POWER & LIGHT CO /LA/; MISSISSIPPI POWER & LIGHT CO; NEW ORLEANS PUBLIC SERVICE INC; SYSTEM ENERGY RESOURCES INC
filed 1995-05-12
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1995

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
                (a Louisiana corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
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

Yes     X      No

Common Stock Outstanding                       Outstanding at April 30, 1995
Entergy Corporation         ($0.01 par value)            227,746,450

                 ENTERGY CORPORATION AND SUBSIDIARIES
                INDEX TO QUARTERLY REPORT ON FORM 10-Q
                            March 31, 1995

                                                                 Page
                                                                Number

Definitions                                                        1
Financial Statements:
  Entergy Corporation and Subsidiaries:
    Statements of Consolidated Income                              5
    Statements of Consolidated Cash Flows                          6
    Consolidated Balance Sheets                                    8
  Arkansas Power & Light Company:
    Statements of Income                                          10
    Statements of Cash Flows                                      11
    Balance Sheets                                                12
  Gulf States Utilities Company:
    Statements of Income (Loss)                                   14
    Statements of Cash Flows                                      15
    Balance Sheets                                                16
  Louisiana Power & Light Company:
    Statements of Income                                          18
    Statements of Cash Flows                                      19
    Balance Sheets                                                20
  Mississippi Power & Light Company:
    Statements of Income                                          22
    Statements of Cash Flows                                      23
    Balance Sheets                                                24
  New Orleans Public Service Inc.:
    Statements of Income                                          26
    Statements of Cash Flows                                      27
    Balance Sheets                                                28
  System Energy Resources, Inc.:
    Statements of Income                                          30
    Statements of Cash Flows                                      31
    Balance Sheets                                                32
Notes to Financial Statements                                     34
Management's Financial Discussion and Analysis                    47
Part II:
  Item 1.  Legal Proceedings                                      70
  Item 4.  Submission of Matters to a Vote of Security Holders    71
  Item 5.  Other Information                                      72
  Item 6.  Exhibits and Reports on Form 8-K                       76
Experts                                                           78
Signature                                                         79

This combined Form 10-Q is separately filed by Entergy Corporation, Arkansas Power & Light Company, Gulf States Utilities Company, Louisiana Power & Light Company, Mississippi Power & Light Company, New Orleans Public Service Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf, and no company makes any representation as to information relating to the other companies. This combined Form 10-Q supplements and updates the Form 10-K for the calendar year ended December 31, 1994, filed by the individual registrants with the SEC and should be read in conjunction therewith.

                           DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

Abbreviation or Acronym          Term

ALJ                      Administrative Law Judge
ANO                      Arkansas Nuclear One Steam Electric
                         Generating Station
ANO 2                    Unit No. 2 of ANO
AP&L                     Arkansas Power & Light Company
APSC                     Arkansas Public Service Commission
Availability Agreement   Agreement, dated as of June 21, 1974, as
                         amended, among System Energy and AP&L,
                         LP&L, MP&L, and NOPSI, and the
                         assignments thereof
Capital Funds Agreement  Agreement, dated as of June 21, 1974, as amended, between System Energy and
                         Entergy Corporation, and the assignments
                         thereof
CCLM                     Customer-Controlled Load Management (a
                         DSM activity utilizing residential time-of-use rates)
City of New Orleans or   New Orleans, Louisiana
City Council             Council of the City of New Orleans, Louisiana
D.C. Circuit             United States Court of Appeals for the
                         District of Columbia Circuit
DSM                      Demand-Side Management (Least Cost Plan
                         activities that influence electricity
                         usage by customers)
Entergy Corporation      Entergy Corporation, a Delaware
                         corporation, successor to Entergy
                         Corporation, a Florida Corporation
Entergy Operations       Entergy Operations, Inc., a subsidiary
                         of Entergy Corporation that has
                         operating responsibility for ANO, Grand
                         Gulf 1, River Bend, and Waterford 3
Entergy or System        Entergy Corporation and its various
                         direct and indirect subsidiaries
Entergy Power            Entergy Power, Inc., a subsidiary of
                         Entergy Corporation that markets
                         capacity and energy from certain
                         generating facilities to other parties,
                         principally non-affiliates, for resale
Entergy Services         Entergy Services, Inc.
FERC                     Federal Energy Regulatory Commission
Form 10-K                The combined Annual Report on Form 10-K
                         for the year ended December 31, 1994, of
                         Entergy, AP&L, GSU, LP&L, MP&L, NOPSI,
                         and System Energy
G&R Bonds                General and Refunding Mortgage Bonds
                         issued and issuable by MP&L and NOPSI
Grand Gulf Station       Grand Gulf Steam Electric Generating
                         Station (nuclear)
Grand Gulf 1             Unit No. 1 of the Grand Gulf Station (nuclear)
GSU                      Gulf States Utilities Company (including
                         wholly owned subsidiaries - Varibus Corporation,
                         GSG&T, Inc., Prudential Oil & Gas, Inc., and
                         Southern Gulf Railway Company)
KWH                      Kilowatt-Hour(s)
Least Cost Plan          Least Cost Integrated Resource Plan
                         (combination of demand- and supply-side
                         resources to be used by Entergy to
                         satisfy electricity demand)
LP&L                     Louisiana Power & Light Company
LPSC                     Louisiana Public Service Commission
Merger                   The combination transaction, consummated
                         on December 31, 1993, by which GSU
                         became a subsidiary of Entergy
                         Corporation and Entergy Corporation
                         became a Delaware Corporation
Money Pool               System Money Pool, which allows certain
                         System companies to borrow from, or lend
                         to, certain other System companies
MP&L                     Mississippi Power & Light Company
MPSC                     Mississippi Public Service Commission
NOPSI                    New Orleans Public Service Inc.
NRC                      Nuclear Regulatory Commission
Owner Participant        A corporation that, in connection with
                         the Waterford 3 sale and leaseback
                         transactions, has acquired a beneficial
                         interest in a trust, the Owner Trustee
                         of which is the owner and lessor of
                         undivided interests in Waterford 3
Owner Trustee            Each institution and/or individual
                         acting as Owner Trustee under a trust
                         agreement with an Owner Participant in
                         connection  with the Waterford 3 sale
                         and leaseback transactions
PUCT                     Public Utility Commission of Texas
Rate Cap                 The level of GSU's retail electric base
                         rates in effect at December 31, 1993 for
                         the Louisiana retail jurisdiction, and
                         the level in effect prior to the Texas
                         Cities Rate Settlement for the Texas
                         retail jurisdiction, which may not be
                         exceeded for the five years following
                         December 31, 1993
Reallocation Agreement   1981 Agreement, superseded in part by a
                         June 13, 1985 decision of the FERC,
                         among AP&L, LP&L, MP&L, NOPSI, and
                         System Energy, relating to the sale of
                         capacity and energy from the Grand Gulf
                         Station
River Bend               River Bend Steam Electric Generating
                         Station (nuclear), owned 70% by GSU
RUS                      Rural Utility Services (formerly
                         the Rural Electrification Administration
                         or "REA")
SEC                      Securities and Exchange Commission
SFAS                     Statement of Financial Accounting
                         Standards as promulgated by the
                         Financial Accounting Standards Board
SFAS 109                 SFAS No. 109, "Accounting for Income Taxes"
System Agreement         Agreement, effective January 1, 1983, as
                         modified, among the System operating
                         companies relating to the sharing of
                         generating capacity and other power
                         resources
System Energy            System Energy Resources, Inc.
System Fuels             System Fuels, Inc.
System operating         AP&L, GSU, LP&L, MP&L, and NOPSI,
companies                collectively
System or Entergy        Entergy Corporation and its various
                         direct and indirect subsidiaries
Unit Power Sales         Agreement, dated as of June 10,
Agreement                1982, as amended, among AP&L, LP&L,
                         MP&L, NOPSI, and System Energy, relating
                         to the sale of capacity and energy from
                         System Energy's share of Grand Gulf 1
Waterford 3              Unit No. 3  of the Waterford Steam
                         Electric Generating Station (nuclear)

                    ENTERGY CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED INCOME
            For the Three Months Ended March 31, 1995 and 1994
                             (Unaudited)


                                                      1995           1994
                                                          (In Thousands,
                                                        Except Share Data)

Operating Revenues:
  Electric                                          $1,294,766    $1,340,252
  Natural gas                                           40,670        54,079
  Steam products                                        10,632        11,708
                                                    ----------    ----------
        Total                                        1,346,068     1,406,039
                                                    ----------    ----------
Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                        288,704       314,728
     Purchased power                                    81,489       124,796
     Nuclear refueling outage expenses                  16,796        15,745
     Other operation and maintenance                   347,105       336,012
  Depreciation, amortization, and decommissioning      169,544       160,809
  Taxes other than income taxes                         76,596        72,852
  Income taxes                                          35,137        33,553
  Amortization of rate deferrals                        94,789        93,674
                                                    ----------    ----------
        Total                                        1,110,160     1,152,169
                                                    ----------    ----------
Operating Income                                       235,908       253,870
                                                    ----------    ----------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                   2,494         3,535
  Miscellaneous - net                                    7,170        14,362
  Income taxes                                          (1,973)       (8,197)
                                                    ----------    ----------
        Total                                            7,691         9,700
                                                    ----------    ----------
Interest Charges:
  Interest on long-term debt                           160,631       167,703
  Other interest - net                                   8,990         6,832
  Allowance for borrowed funds used
   during construction                                  (2,197)       (2,642)
  Preferred dividend requirements of
   subsidiaries and other                               19,850        20,942
                                                    ----------    ----------
        Total                                          187,274       192,835
                                                    ----------    ----------
Net Income                                             $56,325       $70,735
                                                    ==========    ==========
Earnings per average common share                        $0.25         $0.31
Dividends declared per common share                      $0.90         $0.90
Average number of common shares
 outstanding                                       227,415,009   230,584,786

See Notes to Consolidated Financial Statements.

                        ENTERGY CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                For the Three Months Ended March 31, 1995 and 1994
                                     (Unaudited)

                                                                  1995           1994
                                                                    (In Thousands)
Operating Activities:
  Net income                                                     $56,325       $70,735
  Noncash items included in net income:
    Change in rate deferrals/excess capacity-net                  81,057        80,768
    Depreciation, amortization, and decommissioning              169,544       160,809
    Deferred income taxes and investment tax credits             (19,160)        1,064
    Allowance for equity funds used during construction           (2,494)       (3,535)
    Amortization of deferred revenues                                  -       (10,283)
  Changes in working capital:
    Receivables                                                  104,230        89,848
    Fuel inventory                                                (9,605)       23,622
    Accounts payable                                             (70,433)     (103,591)
    Taxes accrued                                                 63,030        16,940
    Interest accrued                                             (13,246)       (9,389)
    Reserve for rate refund                                       10,560             -
    Other working capital accounts                               (51,070)           36
  Decommissioning trust contributions                             (5,666)       (5,516)
  Provision for estimated losses and reserves                        754       (13,503)
  Other                                                          (38,245)       24,426
                                                                --------      --------
    Net cash flow provided by operating activities               275,581       322,431
                                                                --------      --------
Investing Activities:
  Construction/capital expenditures                             (108,367)     (175,107)
  Allowance for equity funds used during construction              2,494         3,535
  Nuclear fuel purchases                                          (9,672)       (9,344)
  Proceeds from sale/leaseback of nuclear fuel                    39,440         1,035
  Investment in nonregulated/nonutility properties               (23,246)          240
                                                                --------      --------
    Net cash flow used in investing activities                   (99,351)     (179,641)
                                                                --------      --------
Financing Activities:
  Retirement of:
    First mortgage bonds                                         (20,825)         (400)
    General and refunding mortgage bonds                         (29,200)            -
    Other long-term debt                                             (25)          (44)
  Premium and expense on refinancing sale/leaseback bonds              -       (47,602)
  Repurchase of common stock                                           -       (35,590)
  Redemption of preferred stock                                  (24,250)      (24,250)
  Changes in short-term borrowings                               (38,625)
  Common stock dividends paid                                   (101,969)     (103,728)
                                                                --------      --------
    Net cash flow used in financing activities                  (214,894)     (211,614)
                                                                --------      --------
Net decrease in cash and cash equivalents                        (38,664)      (68,824)

Cash and cash equivalents at beginning of period                 613,907       563,749
                                                                --------      --------
Cash and cash equivalents at end of period                      $575,243      $494,925
                                                                ========      ========


                        ENTERGY CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                For the Three Months Ended March 31, 1995 and 1994
                                   (Unaudited)

                                                                  1995           1994
                                                                    (In Thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest - net of amount capitalized                        $172,220      $169,748
    Income taxes                                                  $2,564       ($6,070)
  Noncash investing and financing activities:
     Capital lease obligations incurred                          $27,804       $20,547
     Change in unrealized appreciation/depreciation of
       decommissioning trust assets                               $9,972       $15,634


See Notes to Consolidated Financial Statements.

                        ENTERGY CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        March 31, 1995 and December 31, 1994
                                   (Unaudited)
                                                           1995           1994
                                                              (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                              $21,227,444   $21,184,013
  Plant acquisition adjustment - GSU                        483,889       487,955
  Electric plant under leases                               668,843       668,846
  Property under capital leases - electric                  159,279       161,950
  Natural gas                                               164,043       164,013
  Steam products                                             77,307        77,307
  Construction work in progress                             532,525       476,816
  Nuclear fuel under capital leases                         259,903       265,520
  Nuclear fuel                                               65,032        70,147
                                                        -----------   -----------
           Total                                         23,638,265    23,556,567
  Less - accumulated depreciation and amortization        7,799,939     7,639,549
                                                        -----------   -----------
           Utility plant - net                           15,838,326    15,917,018
                                                        -----------   -----------
Other Property and Investments:
  Decommissioning trust funds                               225,446       207,395
  Other                                                     291,031       240,745
                                                        -----------   -----------
           Total                                            516,477       448,140
                                                        -----------   -----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                    101,914        87,700
    Temporary cash investments - at cost,
      which approximates market                             473,329       526,207
                                                        -----------   -----------
           Total cash and cash equivalents                  575,243       613,907
  Special deposits                                            6,082         8,074
  Notes receivable                                           13,958        19,190
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
       $6.7 million in 1995 and 1994)                       281,167       325,410
    Other                                                    43,653        66,651
    Accrued unbilled revenues                               216,703       240,610
  Fuel inventory                                            102,816        93,211
  Materials and supplies - at average cost                  371,393       365,956
  Rate deferrals                                            384,236       380,612
  Prepayments and other                                      93,237        98,811
                                                        -----------   -----------
           Total                                          2,088,488     2,212,432
                                                        -----------   -----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                        1,369,470     1,451,926
    SFAS 109 regulatory asset - net                       1,409,930     1,417,646
    Unamortized loss on reacquired debt                     232,382       232,420
    Other regulatory assets                                 315,236       316,878
  Long-term receivables                                     284,511       277,830
  Other                                                     334,095       339,201
                                                        -----------   -----------
           Total                                          3,945,624     4,035,901
                                                        -----------   -----------
           TOTAL                                        $22,388,915   $22,613,491
                                                        ===========   ===========
See Notes to Consolidated Financial Statements.

                        ENTERGY CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                        March 31, 1995 and December 31, 1994
                                   (Unaudited)
                                                            1995           1994
                                                                (In Thousands)
            CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $.01 par value, authorized 500,000,000
    shares; issued 230,017,485 shares in 1995 and 1994        $2,300        $2,300
  Paid-in capital                                          4,199,780     4,202,134
  Retained earnings                                        2,076,824     2,223,739
  Less - treasury stock (2,271,035 shares in 1995 and
    2,608,908 in 1994)                                        67,378        77,378
                                                         -----------   -----------
           Total common shareholders' equity               6,211,526     6,350,795

  Subsidiary's preference stock                              150,000       150,000
  Subsidiaries' preferred stock:
   Without sinking fund                                      543,455       550,955
   With sinking fund                                         283,198       299,946
  Long-term debt                                           7,035,128     7,093,473
                                                         -----------   -----------
           Total                                          14,223,307    14,445,169
                                                         -----------   -----------
Other Noncurrent Liabilities:
  Obligations under capital leases                           265,889       273,947
  Other                                                      321,285       310,977
                                                         -----------   -----------
           Total                                             587,174       584,924
                                                         -----------   -----------
Current Liabilities:
  Currently maturing long-term debt                          364,885       349,085
  Notes payable                                              133,242       171,867
  Accounts payable                                           400,687       471,120
  Customer deposits                                          137,019       134,478
  Taxes accrued                                              155,608        92,578
  Accumulated deferred income taxes                           32,099        40,313
  Interest accrued                                           182,393       195,639
  Dividends declared                                         115,438        13,599
  Deferred fuel cost                                          20,158        27,066
  Obligations under capital leases                           151,479       151,904
  Reserve for rate refund                                     67,532        56,972
  Other                                                      293,229       327,330
                                                         -----------   -----------
           Total                                           2,053,769     2,031,951
                                                         -----------   -----------
Deferred Credits:
  Accumulated deferred income taxes                        3,893,009     3,915,138
  Accumulated deferred investment tax credits                644,466       649,898
  Other                                                      987,190       986,411
                                                         -----------   -----------
           Total                                           5,524,665     5,551,447
                                                         -----------   -----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                         $22,388,915   $22,613,491
                                                         ===========   ===========
See Notes to Consolidated Financial Statements.

                  ARKANSAS POWER & LIGHT COMPANY
                      STATEMENTS OF INCOME
        For the Three Months Ended March 31, 1995 and 1994
                           (Unaudited)


                                                       1995           1994
                                                          (In Thousands)

Operating Revenues                                    $339,596      $371,091
                                                      --------      --------
Operating Expenses:
  Operation and maintenance:
   Fuel and fuel-related expenses                       41,167        63,474
   Purchased power                                      81,747        91,182
   Nuclear refueling outage expenses                     6,967         8,634
   Other operation and maintenance                      93,658        80,526
  Depreciation, amortization, and decommissioning       39,352        35,718
  Taxes other than income taxes                         10,111         9,115
  Income taxes                                          (2,469)       (2,405)
  Amortization of rate deferrals                        38,033        40,173
                                                      --------      --------
        Total                                          308,566       326,417
                                                      --------      --------
Operating Income                                        31,030        44,674
                                                      --------      --------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                     915         1,154
  Miscellaneous - net                                   15,532        14,659
  Income taxes                                          (6,097)       (5,771)
                                                      --------      --------
        Total                                           10,350        10,042
                                                      --------      --------
Interest Charges:
  Interest on long-term debt                            26,933        26,344
  Other interest - net                                   3,116         2,804
  Allowance for borrowed funds used
   during construction                                    (731)         (820)
                                                      --------      --------
        Total                                           29,318        28,328
                                                      --------      --------
Net Income                                              12,062        26,388

Preferred Stock Dividend Requirements
 and Other                                               4,561         4,883
                                                      --------      --------
Earnings Applicable to Common Stock                     $7,501       $21,505
                                                      ========      ========
See Notes to Financial Statements.

                           ARKANSAS POWER & LIGHT COMPANY
                              STATEMENTS OF CASH FLOWS
                For the Three Months Ended March 31, 1995 and 1994
                                    (Unaudited)

                                                                  1995           1994
                                                                    (In Thousands)
Operating Activities:
  Net income                                                     $12,062       $26,388
  Noncash items included in net income:
    Change in rate deferrals/excess capacity-net                  30,665        26,257
    Depreciation, amortization, and decommissioning               39,352        35,718
    Deferred income taxes and investment tax credits              (1,201)      (11,751)
    Allowance for equity funds used during construction             (915)       (1,154)
  Changes in working capital:
    Receivables                                                   37,541        21,934
    Fuel inventory                                               (14,460)       12,695
    Accounts payable                                              32,917       (25,725)
    Taxes accrued                                                  8,488        20,167
    Interest accrued                                                 636          (334)
    Other working capital accounts                                (9,952)        1,391
  Decommissioning trust contributions                             (2,386)       (2,545)
  Provision for estimated losses and reserves                    (10,877)       (7,938)
  Other                                                            2,972        (6,919)
                                                                --------      --------
    Net cash flow provided by operating activities               124,842        88,184
                                                                --------      --------
Investing Activities:
  Construction expenditures                                      (41,651)      (40,188)
  Allowance for equity funds used during construction                915         1,154
  Nuclear fuel purchases                                             (76)            -
  Proceeds from sale/leaseback of nuclear fuel                        76             -
                                                                --------      --------
    Net cash flow used in investing activities                   (40,736)      (39,034)
                                                                --------      --------
Financing Activities:
  Retirement of first mortgage bonds                                (400)         (400)
  Redemption of preferred stock                                   (5,000)       (5,000)
  Changes in short-term borrowings                                     -        10,597
  Dividends paid:
    Common stock                                                 (32,800)      (17,900)
    Preferred stock                                               (4,727)       (5,049)
                                                                --------      --------
    Net cash flow used in financing activities                   (42,927)      (17,752)
                                                                --------      --------
Net increase in cash and cash equivalents                         41,179        31,398

Cash and cash equivalents at beginning of period                  80,756         1,825
                                                                --------      --------
Cash and cash equivalents at end of period                      $121,935       $33,223
                                                                ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest - net of amount capitalized                         $25,916       $24,655
    Income taxes                                                       -         ($242)
  Noncash investing and financing activities:
    Capital lease obligations incurred                               $76       $14,313
    Change in unrealized appreciation/depreciation of
     decommissioning trust assets                                 $6,234       $13,463

See Notes to Financial Statements.

                        ARKANSAS POWER & LIGHT COMPANY
                               BALANCE SHEETS
                     March 31, 1995 and December 31, 1994
                                 (Unaudited)
                                                          1995           1994
                                                              (In Thousands)
                       ASSETS
Utility Plant:
  Electric                                             $4,310,936    $4,293,097
  Property under capital leases                            55,554        56,135
  Construction work in progress                           153,728       136,701
  Nuclear fuel under capital lease                         87,963        94,628
                                                       ----------    ----------
           Total                                        4,608,181     4,580,561

  Less - accumulated depreciation and amortization      1,744,886     1,710,216
                                                       ----------    ----------
           Utility plant - net                          2,863,295     2,870,345
                                                       ----------    ----------
Other Property and Investments:
  Investment in subsidiary companies - at equity           11,215        11,215
  Decommissioning trust fund                              138,846       127,136
  Other - at cost (less accumulated depreciation)           4,678         4,628
                                                       ----------    ----------
           Total                                          154,739       142,979
                                                       ----------    ----------

Current Assets:
  Cash and cash equivalents:
    Cash                                                   15,116         3,737
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                               16,058         4,713
        Other                                              90,761        72,306

           Total cash and cash equivalents                121,935        80,756
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $2.0 million in 1995 and 1994)                     36,892        53,781
    Associated companies                                   23,116        28,506
    Other                                                   4,911        11,181
    Accrued unbilled revenues                              74,871        83,863
  Fuel inventory - at average cost                         49,021        34,561
  Materials and supplies - at average cost                 74,834        79,886
  Rate deferrals                                          118,131       113,630
  Deferred excess capacity                                  8,426         8,414
  Prepayments and other                                    17,058        23,867
                                                       ----------    ----------
           Total                                          529,195       518,445
                                                       ----------    ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                        327,555       360,496
    Deferred excess capacity                               17,823        20,060
    SFAS 109 regulatory asset - net                       221,691       227,068
    Unamortized loss on reacquired debt                    56,511        57,344
    Other regulatory assets                                69,625        68,813
  Other                                                    25,363        26,665
                                                       ----------    ----------
           Total                                          718,568       760,446
                                                       ----------    ----------
           TOTAL                                       $4,265,797    $4,292,215
                                                       ==========    ==========

See Notes to Financial Statements.

                        ARKANSAS POWER & LIGHT COMPANY
                               BALANCE SHEETS
                     March 31, 1995 and December 31, 1994
                                 (Unaudited)
                                                     1995         1994
                                                      (In Thousands)
         CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $0.01 par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares in 1995 and 1994                   $470         $470
  Paid-in capital                                     590,844      590,844
  Retained earnings                                   466,499      491,799
                                                   ----------   ----------
           Total common shareholder's equity        1,057,813    1,083,113
  Preferred stock:
    Without sinking fund                              176,350      176,350
    With sinking fund                                  53,527       58,527
  Long-term debt                                    1,273,227    1,293,879
                                                   ----------   ----------
           Total                                    2,560,917    2,611,869
                                                   ----------   ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                     87,304       94,534
  Other                                                71,203       68,235
                                                   ----------   ----------
           Total                                      158,507      162,769
                                                   ----------   ----------
Current Liabilities:
  Currently maturing long-term debt                    53,175       28,175
  Notes payable:
    Other                                              34,667       34,667
  Accounts payable:
    Associated companies                               44,272       17,345
    Other                                              95,319       89,329
  Customer deposits                                    17,582       17,113
  Taxes accrued                                        53,727       45,239
  Accumulated deferred income taxes                    36,936       25,043
  Interest accrued                                     31,700       31,064
  Dividends declared                                    4,561        4,727
  Co-owner advances                                    40,627       20,639
  Deferred fuel cost                                   10,298       20,254
  Nuclear refueling reserve                            22,107       37,954
  Obligations under capital leases                     56,213       56,154
  Other                                                29,165       45,632
                                                   ----------   ----------
           Total                                      530,349      473,335
                                                   ----------   ----------
Deferred Credits:
  Accumulated deferred income taxes                   843,961      859,558
  Accumulated deferred investment tax credits         117,117      118,548
  Other                                                54,946       66,136
                                                   ----------   ----------
           Total                                    1,016,024    1,044,242
                                                   ----------   ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                   $4,265,797   $4,292,215
                                                   ==========   ==========
See Notes to Financial Statements.

                         GULF STATES UTILITIES COMPANY
                          STATEMENTS OF INCOME (LOSS)
               For the Three Months Ended March 31, 1995 and 1994
                                   (Unaudited)


                                                       1995           1994
                                                          (In Thousands)

Operating Revenues:
  Electric                                            $378,791      $402,104
  Natural gas                                            9,923        15,846
  Steam products                                        10,632        11,708
                                                      --------      --------
        Total                                          399,346       429,658
                                                      --------      --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses and
     gas purchased for resale                          114,921       119,018
    Purchased power                                     39,537        60,220
    Nuclear refueling outage expenses                    3,031         2,520
    Other operation and maintenance                    102,424       102,050
  Depreciation, amortization, and decommissioning       50,339        47,867
  Taxes other than income taxes                         25,379        24,346
  Income taxes                                            (162)         (821)
  Amortization of rate deferrals                        16,506        15,897
                                                      --------      --------
        Total                                          351,975       371,097
                                                      --------      --------
Operating Income                                        47,371        58,561
                                                      --------      --------

Other Income (Deductions):
  Allowance for equity funds used
    during construction                                    251           260
  Miscellaneous - net                                    5,914         4,443
  Income taxes                                            (865)       (1,972)
                                                      --------      --------
        Total                                            5,300         2,731
                                                      --------      --------
Interest Charges:
  Interest on long-term debt                            48,270        48,980
  Other interest - net                                   1,010         1,475
  Allowance for borrowed funds used
    during construction                                   (244)         (206)
                                                      --------      --------
        Total                                           49,036        50,249
                                                      --------      --------
Net Income                                               3,635        11,043

Preferred and Preference Stock
  Dividend Requirements and Other                        7,590         7,407
                                                      --------      --------
Earnings (Loss) Applicable to Common Stock             ($3,955)       $3,636
                                                      ========      ========
See Notes to Financial Statements.

                           GULF STATES UTILITIES COMPANY
                             STATEMENTS OF CASH FLOWS
                 For the Three Months Ended March 31, 1995 and 1994
                                   (Unaudited)

                                                                  1995           1994
                                                                     (In Thousands)
Operating Activities:
  Net income                                                      $3,635       $11,043
  Noncash items included in net income:
    Change in rate deferrals                                      16,506        15,897
    Depreciation, amortization, and decommissioning               50,339        47,867
    Deferred income taxes and investment tax credits                 914         1,150
    Allowance for equity funds used during construction             (251)         (260)
  Changes in working capital:
    Receivables                                                   58,324        (6,088)
    Fuel inventory                                                   894         4,546
    Accounts payable                                             (10,624)      (30,618)
    Taxes accrued                                                 11,043         6,802
    Interest accrued                                               4,466         6,375
    Reserve for rate refund                                       10,560             -
    Other working capital accounts                                (4,667)       (8,093)
  Decommissioning trust contributions                               (739)         (493)
  Other                                                          (10,512)        5,648
                                                                --------      --------
    Net cash flow provided by operating activities               129,888        53,776
                                                                --------      --------
Investing Activities:
  Construction expenditures                                      (19,136)      (20,824)
  Allowance for equity funds used during construction                251           260
  Nuclear fuel purchases                                               -        (3,538)
  Proceeds from sale/leaseback of nuclear fuel                         -         1,035
                                                                --------      --------
    Net cash flow used in investing activities                   (18,885)      (23,067)
                                                                --------      --------
Financing Activities:
  Proceeds from the issuance of other long-term debt               2,277             -
  Redemption of preferred and preference stock                    (2,250)       (2,250)
  Dividends paid:
    Common stock                                                       -      (100,000)
    Preferred and preference stock                                (7,514)       (7,413)
                                                                --------      --------
    Net cash flow used in financing activities                    (7,487)     (109,663)
                                                                --------      --------
Net increase (decrease) in cash and cash equivalents             103,516       (78,954)

Cash and cash equivalents at beginning of period                 104,644       261,349
                                                                --------      --------
Cash and cash equivalents at end of period                      $208,160      $182,395
                                                                ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
    interest - net of amount capitalized                         $41,860       $40,192
    Change in unrealized appreciation/depreciation of
     decommissioning trust assets                                   $759          $390

See Notes to Financial Statements.

                    GULF STATES UTILITIES COMPANY
                           BALANCE SHEETS
                March 31, 1995 and December 31, 1994
                            (Unaudited)
                                                          1995           1994
                                                             (In Thousands)
                       ASSETS
Utility Plant:
  Electric                                             $6,845,340    $6,842,726
  Natural gas                                              44,505        44,505
  Steam products                                           77,307        77,307
  Property under capital leases                            81,894        82,914
  Construction work in progress                           114,584        96,176
  Nuclear fuel under capital leases                        69,625        80,042
                                                       ----------    ----------
           Total                                        7,233,255     7,223,670
  Less - accumulated depreciation and amortization      2,552,492     2,504,826
                                                       ----------    ----------
           Utility plant - net                          4,680,763     4,718,844
                                                       ----------    ----------
Other Property and Investments:
  Decommissioning trust fund                               23,006        21,309
  Other - at cost (less accumulated depreciation)          36,930        29,315
                                                       ----------    ----------
           Total                                           59,936        50,624
                                                       ----------    ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                   27,792         8,063
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                               25,058         5,085
        Other                                             155,310        91,496
                                                       ----------    ----------
           Total cash and cash equivalents                208,160       104,644
  Accounts receivable:
    Customer (less allowance for doubtful accounts
      of $0.7 million in 1995 and 1994)                   143,826       167,745
    Associated companies                                    1,239        12,732
    Other                                                   2,467        20,706
    Accrued unbilled revenues                              34,797        39,470
  Deferred fuel costs                                       2,065         6,314
  Accumulated deferred income taxes                        54,427        49,457
  Fuel inventory                                           24,890        25,784
  Materials and supplies - at average cost                 99,246        90,054
  Rate deferrals                                           92,079       100,478
  Prepayments and other                                    10,238        13,754
                                                       ----------    ----------
           Total                                          673,434       631,138
                                                       ----------    ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                        492,777       506,974
    SFAS 109 regulatory asset - net                       426,734       426,358
    Unamortized loss on reacquired debt                    67,325        63,994
    Other regulatory assets                                33,297        35,168
  Long-term receivables                                   281,207       264,752
  Other                                                   144,918       145,609
                                                       ----------    ----------
           Total                                        1,446,258     1,442,855
                                                       ----------    ----------
           TOTAL                                       $6,860,391    $6,843,461
                                                       ==========    ==========
See Notes to Financial Statements.

                          GULF STATES UTILITIES COMPANY
                                 BALANCE SHEETS
                       March 31, 1995 and December 31, 1994
                                  (Unaudited)
                                                      1995         1994
                                                         (In Thousands)
         CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares in 1995 and 1994                      $114,055     $114,055
  Paid-in capital                                   1,152,419    1,152,336
  Retained earnings                                   260,671      264,626
                                                   ----------   ----------
           Total common shareholder's equity        1,527,145    1,531,017
  Preference stock                                    150,000      150,000
  Preferred stock:
    Without sinking fund                              136,444      136,444
    With sinking fund                                  92,687       94,934
  Long-term debt                                    2,300,744    2,318,417
                                                   ----------   ----------
           Total                                    4,207,020    4,230,812
                                                   ----------   ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                    114,765      125,691
  Other                                                72,340       68,753
                                                   ----------   ----------
           Total                                      187,105      194,444
                                                   ----------   ----------
Current Liabilities:
  Currently maturing long-term debt                    70,425       50,425
  Accounts payable:
    Associated companies                               43,786       31,722
    Other                                             118,287      140,975
  Customer deposits                                    22,685       22,216
  Taxes accrued                                        23,521       12,478
  Interest accrued                                     59,793       55,327
  Nuclear refueling reserve                            14,410       10,117
  Obligations under capital leases                     36,733       37,265
  Reserve for rate refund                              67,532       56,972
  Other                                               103,961      111,963
                                                   ----------   ----------
           Total                                      561,133      529,460
                                                   ----------   ----------
Deferred Credits:
  Accumulated deferred income taxes                 1,107,626    1,100,396
  Accumulated deferred investment tax credits         198,340      199,428
  Deferred River Bend finance charges                  76,316       82,406
  Other                                               522,851      506,515
                                                   ----------   ----------
           Total                                    1,905,133    1,888,745
                                                   ----------   ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                   $6,860,391   $6,843,461
                                                   ==========   ==========
See Notes to Financial Statements.

                          LOUISIANA POWER & LIGHT COMPANY
                               STATEMENTS OF INCOME
                For the Three Months Ended March 31, 1995 and 1994
                                   (Unaudited)


                                                        1995           1994
                                                           (In Thousands)

Operating Revenues                                    $352,996      $383,826
                                                      --------      --------
Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                      52,050        58,108
    Purchased power                                     74,995       103,496
    Nuclear refueling outage expenses                    4,517         4,591
    Other operation and maintenance                     72,538        73,631
  Depreciation, amortization, and decommissioning       38,507        37,392
  Taxes other than income taxes                         15,716        14,437
  Income taxes                                          18,696        16,843
  Amortization of rate deferrals                         6,660         6,660
                                                      --------      --------
        Total                                          283,679       315,158
                                                      --------      --------
Operating Income                                        69,317        68,668
                                                      --------      --------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                     564         1,111
  Miscellaneous - net                                      372           607
  Income taxes                                             (25)          (10)
                                                      --------      --------
        Total                                              911         1,708
                                                      --------      --------
Interest Charges:
  Interest on long-term debt                            32,572        32,473
  Other interest - net                                   2,085         1,608
  Allowance for borrowed funds used
   during construction                                    (491)         (801)
                                                      --------      --------
        Total                                           34,166        33,280
                                                      --------      --------
Net Income                                              36,062        37,096

Preferred Stock Dividend Requirements
  and Other                                              5,591         6,119
                                                      --------      --------
Earnings Applicable to Common Stock                    $30,471       $30,977
                                                      ========      ========
See Notes to Financial Statements.

                           LOUISIANA POWER & LIGHT COMPANY
                              STATEMENTS OF CASH FLOWS
                For the Three Months Ended March 31, 1995 and 1994
                                    (Unaudited)

                                                                  1995           1994
                                                                    (In Thousands)
Operating Activities:
  Net income                                                     $36,062       $37,096
  Noncash items included in net income:
    Change in rate deferrals                                       6,660         6,660
    Depreciation, amortization, and decommissioning               38,507        37,392
    Deferred income taxes and investment tax credits              (9,077)       11,147
    Allowance for equity funds used during construction             (564)       (1,111)
    Amortization of deferred revenues                                  -       (10,283)
  Changes in working capital:
    Receivables                                                   26,639        23,376
    Accounts payable                                             (25,464)      (10,968)
    Taxes accrued                                                 37,282        13,395
    Interest accrued                                              (7,458)       (6,023)
    Other working capital accounts                                   633         2,796
  Decommissioning trust contributions                             (1,204)       (1,204)
  Other                                                            1,708        (2,756)
                                                                --------      --------
    Net cash flow provided by operating activities               103,724        99,517
                                                                --------      --------
Investing Activities:
  Construction expenditures                                      (20,055)      (41,381)
  Allowance for equity funds used during construction                564         1,111
                                                                --------      --------
    Net cash flow used in investing activities                   (19,491)      (40,270)
                                                                --------      --------
Financing Activities:
  Retirement of other long-term debt                                 (25)          (44)
  Redemption of preferred stock                                   (7,500)       (7,500)
  Changes in short-term borrowings                                (7,954)      (27,148)
  Dividends paid:
    Common stock                                                 (55,700)      (17,900)
    Preferred stock                                               (5,491)       (5,938)
                                                                --------      --------
    Net cash flow used in financing activities                   (76,670)      (58,530)
                                                                --------      --------
Net increase in cash and cash equivalents                          7,563           717

Cash and cash equivalents at beginning of period                  28,718        33,489
                                                                --------      --------
Cash and cash equivalents at end of period                       $36,281       $34,206
                                                                ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
    interest - net of amount capitalized                         $40,325       $37,730
  Noncash investing and financing activities:
    Capital lease obligations incurred                               $75        $9,677
    Change in unrealized appreciation/depreciation of
     decommissioning trust assets                                 $1,294          $843

See Notes to Financial Statements.

                        LOUISIANA POWER & LIGHT COMPANY
                                BALANCE SHEETS
                      March 31, 1995 and December 31, 1994
                                 (Unaudited)
                                                           1995           1994
                                                              (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                               $4,786,450    $4,778,126
  Electric plant under lease                                229,468       229,468
  Construction work in progress                             102,454        94,791
  Nuclear fuel under capital lease                           36,316        44,238
  Nuclear fuel                                                6,346         6,420
                                                         ----------    ----------
           Total                                          5,161,034     5,153,043
  Less - accumulated depreciation and amortization        1,634,337     1,600,510
                                                         ----------    ----------
           Utility plant - net                            3,526,697     3,552,533
                                                         ----------    ----------
Other Property and Investments:
  Nonutility property                                        20,060        20,060
  Decommissioning trust fund                                 29,954        27,076
  Investment in subsidiary company - at equity               14,230        14,230
  Other                                                       1,093         1,078
                                                         ----------    ----------
           Total                                             65,337        62,444
                                                         ----------    ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                      2,693             -
    Temporary cash investments - at cost,
      which approximates market:
    Associated companies                                        670             -
    Other                                                    32,918        28,718
                                                         ----------    ----------
           Total cash and cash equivalents                   36,281        28,718
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
      $1.2 million in 1995 and 1994)                         45,964        58,858
    Associated companies                                      1,248         9,827
    Other                                                    11,831        11,609
    Accrued unbilled revenues                                57,721        63,109
  Accumulated deferred income taxes                           5,309         3,702
  Materials and supplies - at average cost                   89,400        89,692
  Rate deferrals                                             28,422        28,422
  Prepayments and other                                      22,380        28,528
                                                         ----------    ----------
           Total                                            298,556       322,465
                                                         ----------    ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                           18,949        25,609
    SFAS 109 regulatory asset - net                         374,901       379,263
    Unamortized loss on reacquired debt                      42,606        43,656
    Other regulatory assets                                  25,006        25,736
  Other                                                      24,622        23,733
                                                         ----------    ----------
           Total                                            486,084       497,997
                                                         ----------    ----------
           TOTAL                                         $4,376,674    $4,435,439
                                                         ==========    ==========
See Notes to Financial Statements.

                     LOUISIANA POWER & LIGHT COMPANY
                              BALANCE SHEETS
                   March 31, 1995 and December 31, 1994
                               (Unaudited)
                                                          1995           1994
                                                             (In Thousands)
           CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares in 1995 and 1994                $1,088,900    $1,088,900
  Capital stock expense and other                          (5,029)       (5,367)
  Retained earnings                                        88,190       113,420
                                                       ----------    ----------
           Total common shareholder's equity            1,172,061     1,196,953
  Preferred stock:
    Without sinking fund                                  160,500       160,500
    With sinking fund                                     103,765       111,265
  Long-term debt                                        1,368,194     1,403,055
                                                       ----------    ----------
           Total                                        2,804,520     2,871,773
                                                       ----------    ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                          8,316        16,238
  Other                                                    55,327        54,216
                                                       ----------    ----------
           Total                                           63,643        70,454
                                                       ----------    ----------
Current Liabilities:
  Currently maturing long-term debt                       110,320        75,320
  Notes payable:
    Associated companies                                        -         7,954
    Other                                                  19,200        19,200
  Accounts payable:
    Associated companies                                   22,865        20,793
    Other                                                  54,667        82,203
  Customer deposits                                        55,602        54,934
  Taxes accrued                                            35,422        (1,860)
  Interest accrued                                         35,529        42,987
  Dividends declared                                        5,251         5,489
  Deferred fuel cost                                       11,706        13,983
  Obligations under capital leases                         28,000        28,000
  Other                                                    16,628        20,156
                                                       ----------    ----------
           Total                                          395,190       369,159
                                                       ----------    ----------
Deferred Credits:
  Accumulated deferred income taxes                       873,843       883,945
  Accumulated deferred investment tax credits             149,832       151,259
  Deferred interest - Waterford 3 lease obligation         26,172        26,000
  Other                                                    63,474        62,849
                                                       ----------    ----------
           Total                                        1,113,321     1,124,053
                                                       ----------    ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                       $4,376,674    $4,435,439
                                                       ==========    ==========
See Notes to Financial Statements.

                        MISSISSIPPI POWER & LIGHT COMPANY
                              STATEMENTS OF INCOME
                For the Three Months Ended March 31, 1995 and 1994
                                   (Unaudited)


                                                     1995        1994
                                                      (In Thousands)

Operating Revenues                                 $193,324     $187,417
                                                   --------     --------

Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                   30,133       22,795
    Purchased power                                  57,044       64,322
    Other operation and maintenance                  32,218       36,573
  Depreciation and amortization                       9,397        8,706
  Taxes other than income taxes                      10,589       10,276
  Income taxes                                        3,363        1,225
  Amortization of rate deferrals                     28,310       24,805
                                                   --------     --------
        Total                                       171,054      168,702
                                                   --------     --------
Operating Income                                     22,270       18,715
                                                   --------     --------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                  259          576
  Miscellaneous - net                                    61           94
  Income taxes                                          (23)         (36)
                                                   --------     --------
        Total                                           297          634
                                                   --------     --------
Interest Charges:
  Interest on long-term debt                         11,092       12,503
  Other interest - net                                1,906          964
  Allowance for borrowed funds used
   during construction                                 (205)        (367)
                                                   --------     --------
        Total                                        12,793       13,100
                                                   --------     --------

Net Income                                            9,774        6,249

Preferred Stock Dividend Requirements
 and Other                                            1,707        2,075
                                                   --------     --------
Earnings Applicable to Common Stock                  $8,067       $4,174
                                                   ========     ========
See Notes to Financial Statements.

                         MISSISSIPPI POWER & LIGHT COMPANY
                             STATEMENTS OF CASH FLOWS
                For the Three Months Ended March 31, 1995 and 1994
                                  (Unaudited)

                                                                  1995           1994
                                                                    (In Thousands)
Operating Activities:
  Net income                                                      $9,774        $6,249
  Noncash items included in net income:
    Change in rate deferrals                                      14,755        20,861
    Depreciation and amortization                                  9,397         8,706
    Deferred income taxes and investment tax credits              (3,740)          673
    Allowance for equity funds used during construction             (259)         (576)
  Changes in working capital:
    Receivables                                                   14,012        18,219
    Fuel inventory                                                (1,892)         (335)
    Accounts payable                                              10,730        17,789
    Taxes accrued                                                 (9,035)      (14,146)
    Interest accrued                                              (7,887)       (6,956)
    Other working capital accounts                                10,856         4,799
  Other                                                            5,129        (8,419)
                                                                --------      --------
    Net cash flow provided by operating activities                51,840        46,864
                                                                --------      --------
Investing Activities:
  Construction expenditures                                      (12,275)      (58,989)
  Allowance for equity funds used during construction                259           576
                                                                --------      --------
    Net cash flow used in investing activities                   (12,016)      (58,413)
                                                                --------      --------
Financing Activities:
  Retirement of general and refunding bonds                      (40,000)            -
  Redemption of preferred stock                                   (8,000)       (8,000)
  Changes in short-term borrowings                                12,319        60,021
  Dividends paid:
    Common stock                                                  (8,300)       (4,600)
    Preferred stock                                               (1,790)       (1,995)
                                                                --------      --------
    Net cash flow provided by (used in) financing                (45,771)       45,426
       activities                                               --------      --------

Net increase (decrease) in cash and cash equivalents              (5,947)       33,877

Cash and cash equivalents at beginning of period                   9,598         7,999
                                                                --------      --------
Cash and cash equivalents at end of period                        $3,651       $41,876
                                                                ========      ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest - net of amount capitalized                         $20,278       $19,590
    Income taxes                                                  $1,600       ($1,532)

See Notes to Financial Statements.


                        MISSISSIPPI POWER & LIGHT COMPANY
                                BALANCE SHEETS
                      March 31, 1995 and December 31, 1994
                                 (Unaudited)
                                                           1995           1994
                                                              (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                               $1,486,019    $1,475,322
  Construction work in progress                              68,430        67,119
                                                         ----------    ----------
           Total                                          1,554,449     1,542,441
  Less - accumulated depreciation and amortization          591,330       582,514
                                                         ----------    ----------
           Utility plant - net                              963,119       959,927
                                                         ----------    ----------
Other Property and Investments:
  Investment in subsidiary company - at equity                5,531         5,531
  Other                                                       5,621         5,624
                                                         ----------    ----------
           Total                                             11,152        11,155
                                                         ----------    ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                      3,651         5,080
    Temporary cash investments - at cost,
      which approximates market
     Associated companies                                         -           276
     Other                                                        -         4,242
                                                         ----------    ----------
           Total cash and cash equivalents                    3,651         9,598
  Notes receivable                                            4,377         4,937
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
      $2.1 million in 1995 and 1994)                         28,076        32,564
    Associated companies                                        591         4,680
    Other                                                     1,936         2,789
    Accrued unbilled revenues                                35,291        39,873
  Fuel inventory - at average cost                            6,672         4,780
  Materials and supplies - at average cost                   21,245        20,642
  Rate deferrals                                            113,070       106,538
  Prepayments and other                                       4,777        10,672
                                                         ----------    ----------
            Total                                           219,686       237,073
                                                         ----------    ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                          364,433       385,720
    Unamortized loss on reacquired debt                      10,178        10,488
    Other regulatory assets                                   9,633        10,168
  Long-term receivable                                        5,537         6,345
  Other                                                       7,691         8,569
                                                         ----------    ----------
            Total                                           397,472       421,290
                                                         ----------    ----------
            TOTAL                                        $1,591,429    $1,629,445
                                                         ==========    ==========
See Notes to Financial Statements.

                        MISSISSIPPI POWER & LIGHT COMPANY
                                BALANCE SHEETS
                      March 31, 1995 and December 31, 1994
                                  (Unaudited)
                                                     1995         1994
                                                       (In Thousands)
         CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares in 1995 and 1994                $199,326     $199,326
  Capital stock expense and other                      (1,661)      (1,762)
  Retained earnings                                   231,778      232,011
                                                     --------     --------
            Total common shareholder's equity         429,443      429,575
  Preferred stock:
    Without sinking fund                               57,881       57,881
    With sinking fund                                  23,770       31,770
  Long-term debt                                      475,279      475,233
                                                     --------     --------
            Total                                     986,373      994,459
                                                     --------     --------
Other Noncurrent Liabilities:
  Obligations under capital leases                        519          552
  Other                                                11,931        8,984
                                                     --------     --------
            Total                                      12,450        9,536
                                                     --------     --------
Current Liabilities:
  Currently maturing long-term debt                    25,965       65,965
  Notes payable:
    Associated companies                               12,944            -
    Other                                              29,375       30,000
  Accounts payable:
    Associated companies                               23,491        2,350
    Other                                              19,794       30,205
  Customer deposits                                    23,209       22,793
  Taxes accrued                                        11,786       20,821
  Accumulated deferred income taxes                    50,266       47,515
  Interest accrued                                     12,490       20,377
  Other                                                34,722       30,318
                                                     --------     --------
            Total                                     244,042      270,344
                                                     --------     --------
Deferred Credits:
  Accumulated deferred income taxes                   297,368      301,288
  Accumulated deferred investment tax credits          29,141       29,528
  SFAS 109 regulatory liability - net                  10,915       13,099
  Other                                                11,140       11,191
                                                     --------     --------
            Total                                     348,564      355,106
                                                     --------     --------
Commitments and Contingencies (Notes 1 and 2)

            TOTAL                                  $1,591,429   $1,629,445
                                                   ==========   ==========
See Notes to Financial Statements.

                         NEW ORLEANS PUBLIC SERVICE INC.
                              STATEMENTS OF INCOME
                For the Three Months Ended March 31, 1995 and 1994
                                   (Unaudited)


                                                     1995        1994
                                                       (In Thousands)

Operating Revenues:
  Electric                                          $78,140      $78,855
  Natural gas                                        30,746       38,233
                                                   --------     --------
        Total                                       108,886      117,088
                                                   --------     --------
Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses
     and gas purchased for resale                    30,978       33,915
    Purchased power                                  29,682       37,732
    Other operation and maintenance                  16,753       19,671
  Depreciation and amortization                       4,828        4,710
  Taxes other than income taxes                       7,227        7,054
  Income taxes                                        3,275          619
  Amortization of rate deferrals                      5,280        6,928
                                                   --------     --------
        Total                                        98,023      110,629
                                                   --------     --------
Operating Income                                     10,863        6,459
                                                   --------     --------
Other Income (Deductions):
  Allowance for equity funds used
    during construction                                  26          113
  Miscellaneous - net                                   416          510
  Income taxes                                         (160)        (525)
                                                   --------     --------
        Total                                           282           98
                                                   --------     --------
Interest Charges:
  Interest on long-term debt                          4,329        4,541
  Other interest - net                                  592          287
  Allowance for borrowed funds used
    during construction                                 (21)         (84)
                                                   --------     --------
        Total                                         4,900        4,744
                                                   --------     --------
Net Income                                            6,245        1,813

Preferred Stock Dividend Requirements
  and Other                                             400          458
                                                   --------     --------
Earnings Applicable to Common Stock                  $5,845       $1,355
                                                   ========     ========
See Notes to Financial Statements.

                          NEW ORLEANS PUBLIC SERVICE INC.
                             STATEMENTS OF CASH FLOWS
                For the Three Months Ended March 31, 1995 and 1994
                                   (Unaudited)

                                                                  1995           1994
                                                                     (In Thousands)
Operating Activities:
  Net income                                                      $6,245        $1,813
  Noncash items included in net income:
    Change in rate deferrals                                       6,382         5,003
    Depreciation and amortization                                  4,828         4,710
    Deferred income taxes and investment tax credits              (3,309)       (4,254)
    Allowance for equity funds used during construction              (26)         (113)
  Changes in working capital:
    Receivables                                                    3,091         9,063
    Accounts payable                                               3,676        (6,759)
    Taxes accrued                                                    (30)        5,857
    Interest accrued                                                (955)         (718)
    Income tax refund                                              6,531             -
    Other working capital accounts                                (4,680)        9,726
  Other                                                           (3,175)        2,180
                                                                --------      --------
    Net cash flow provided by operating activities                18,578        26,508
                                                                --------      --------
Investing Activities:
  Construction expenditures                                       (5,028)       (5,634)
  Allowance for equity funds used during construction                 26           113
                                                                --------      --------
    Net cash flow used in investing activities                    (5,002)       (5,521)
                                                                --------      --------
Financing Activities:
Retirement of general and refunding bonds                         (9,200)            -
Redemption of preferred stock                                     (1,500)       (1,500)
Dividends paid:
    Common stock                                                       -             -
    Preferred stock                                                 (413)         (471)
                                                                --------      --------
   Net cash flow used in financing activities                    (11,113)       (1,971)
                                                                --------      --------
Net increase in cash and cash equivalents                          2,463        19,016

Cash and cash equivalents at beginning of period                   8,031        43,317
                                                                --------      --------
Cash and cash equivalents at end of period                       $10,494       $62,333
                                                                ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
    interest - net of amount capitalized                          $5,702        $5,244

See Notes to Financial Statements.

                        NEW ORLEANS PUBLIC SERVICE INC.
                                BALANCE SHEETS
                     March 31, 1995 and December 31, 1994
                                  (Unaudited)
                                                           1995           1994
                                                               (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                                 $470,874      $470,560
  Natural gas                                               119,538       119,508
  Construction work in progress                              12,021         7,284
                                                           --------      --------
           Total                                            602,433       597,352
  Less - accumulated depreciation and amortization          324,210       319,576
                                                           --------      --------
           Utility plant - net                              278,223       277,776
                                                           --------      --------
Other Investments:
  Investment in subsidiary company - at equity                3,259         3,259
                                                           --------      --------
Current Assets:
  Cash and cash equivalents:
    Cash                                                      1,231           849
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                  1,392         2,472
        Other                                                 7,871         4,710
                                                           --------      --------
           Total cash and cash equivalents                   10,494         8,031
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
      $0.8 million in 1995 and 1994)                         24,806        23,938
    Associated companies                                         46         3,503
    Other                                                       370           600
    Accrued unbilled revenues                                14,023        14,295
  Deferred electric fuel and resale gas costs                     -           856
  Materials and supplies - at average cost                    9,159         9,676
  Rate deferrals                                             32,533        31,544
  Income tax receivable                                      13,641        20,172
  Prepayments and other                                      11,665         5,636
                                                           --------      --------
           Total                                            116,737       118,251
                                                           --------      --------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                          165,756       173,127
    SFAS 109 regulatory asset - net                           9,034         8,792
    Unamortized loss on reacquired debt                       2,254         2,361
    Other regulatory assets                                   5,647         5,647
  Other                                                       3,599         3,681
                                                           --------      --------
           Total                                            186,290       193,608
                                                           --------      --------
           TOTAL                                           $584,509      $592,894
                                                           ========      ========
See Notes to Financial Statements.

                        NEW ORLEANS PUBLIC SERVICE INC.
                                BALANCE SHEETS
                     March 31, 1995 and December 31, 1994
                                 (Unaudited)
                                                           1995           1994
                                                             (In Thousands)
           CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $4 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares in 1995 and 1994                     $33,744       $33,744
  Paid-in capital                                          36,247        36,201
  Retained earnings subsequent to the elimination of
    the accumulated deficit on November 30, 1988           84,731        78,886
                                                         --------      --------
           Total common shareholder's equity              154,722       148,831
  Preferred stock:
    Without sinking fund                                   19,780        19,780
    With sinking fund                                       1,949         3,450
  Long-term debt                                          179,172       164,160
                                                         --------      --------
           Total                                          355,623       336,221
                                                         --------      --------
Other Noncurrent Liabilities:
  Accumulated provision for losses                         17,335        17,318
  Other                                                     1,082         1,745
                                                         --------      --------
           Total                                           18,417        19,063
                                                         --------      --------
Current Liabilities:
  Currently maturing long-term debt                             -        24,200
  Accounts payable:
    Associated companies                                   13,889         6,456
    Other                                                  15,746        19,503
  Customer deposits                                        17,941        17,422
  Accumulated deferred income taxes                         4,633         4,925
  Taxes accrued                                             2,299         2,329
  Interest accrued                                          4,287         5,242
  Other                                                    19,439        19,982
                                                         --------      --------
           Total                                           78,234       100,059
                                                         --------      --------
Deferred Credits:
  Accumulated deferred income taxes                        87,639        89,246
  Accumulated deferred investment tax credits               9,092         9,251
  Other                                                    35,504        39,054
                                                         --------      --------
           Total                                          132,235       137,551
                                                         --------      --------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                         $584,509      $592,894
                                                         ========      ========
See Notes to Financial Statements.

                          SYSTEM ENERGY RESOURCES, INC.
                              STATEMENTS OF INCOME
                For the Three Months Ended March 31, 1995 and 1994
                                   (Unaudited)


                                                      1995           1994
                                                          (In Thousands)

Operating Revenues                                    $151,664      $147,847
                                                      --------      --------
Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                      12,335        11,987
    Nuclear refueling outage expenses                    2,281             -
    Other operation and maintenance                     25,099        21,540
  Depreciation, amortization, and decommissioning       25,398        22,969
  Taxes other than income taxes                          7,174         6,873
  Income taxes                                          19,305        20,136
                                                      --------      --------
        Total                                           91,592        83,505
                                                      --------      --------
Operating Income                                        60,072        64,342
                                                      --------      --------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                     480           322
  Miscellaneous - net                                      725         1,837
  Income taxes                                             551        (1,720)
                                                      --------      --------
        Total                                            1,756           439
                                                      --------      --------
Interest Charges:
  Interest on long-term debt                            37,434        42,862
  Other interest - net                                   2,333           750
  Allowance for borrowed funds used
   during construction                                    (504)         (380)
                                                      --------      --------
        Total                                           39,263        43,232
                                                      --------      --------
Net Income                                             $22,565       $21,549
                                                      ========      ========
See Notes to Financial Statements.

                           SYSTEM ENERGY RESOURCES, INC.
                             STATEMENTS OF CASH FLOWS
                For the Three Months Ended March 31, 1995 and 1994
                                   (Unaudited)

                                                                       1995           1994
                                                                          (In Thousands)
Operating Activities:
  Net income                                                          $22,565       $21,549
  Noncash items included in net income:
    Depreciation, amortization,  and decommissioning                   25,398        22,969
    Deferred income taxes and investment tax credits                   (5,501)        5,705
    Allowance for equity funds used during construction                  (480)         (322)
  Changes in working capital:
    Receivables                                                       (95,228)       (6,556)
    Accounts payable                                                   39,786         1,887
    Taxes accrued                                                      12,510       (13,678)
    Interest accrued                                                   (2,660)       (1,751)
    Other working capital accounts                                    (23,839)       (3,866)
  Recoverable income taxes                                                  -        18,733
  Decommissioning trust contributions                                  (1,304)       (1,241)
  Other                                                                 2,574         9,970
                                                                     --------      --------
    Net cash flow provided by (used in) operating activities          (26,179)       53,399
                                                                     --------      --------
Investing Activities:
  Construction expenditures                                            (7,734)       (2,254)
  Allowance for equity funds used during construction                     480           322
                                                                     --------      --------
    Net cash flow used in investing activities                         (7,254)       (1,932)
                                                                     --------      --------
Financing Activities:
  Premium and expenses paid on refinancing sale/leaseback bonds             -       (47,602)
  Common stock dividends paid                                               -       (57,800)
                                                                     --------      --------
    Net cash flow used in financing activities                              -      (105,402)
                                                                     --------      --------
Net decrease in cash and cash equivalents                             (33,433)      (53,935)

Cash and cash equivalents at beginning of period                       89,703       196,132
                                                                     --------      --------
Cash and cash equivalents at end of period                            $56,270      $142,197
                                                                     ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest - net of amount capitalized                              $40,903       $42,561
    Income taxes                                                       $1,125       ($3,278)
  Noncash investing and financing activities:
    Capital lease obligations incurred                                $27,653             -
    Change in unrealized appreciation/depreciation of
     decommissioning trust assets                                      $1,685          $938

See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                    March 31, 1995 and December 31, 1994
                                (Unaudited)
                                                     1995         1994
                                                      (In Thousands)
                     ASSETS
Utility Plant:
  Electric                                         $2,939,364   $2,939,384
  Electric plant under lease                          439,375      439,378
  Construction work in progress                        54,278       46,547
  Nuclear fuel under capital lease                     66,000       46,688
  Nuclear fuel                                         24,535       26,360
                                                   ----------   ----------
           Total                                    3,523,552    3,498,357
  Less - accumulated depreciation                     776,304      751,717
                                                   ----------   ----------
           Utility plant - net                      2,747,248    2,746,640
                                                   ----------   ----------
Other Investments:
  Decommissioning trust fund                           33,810       30,359
                                                   ----------   ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                  422            -
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                            8,395        5,489
        Other                                          47,453       84,214
                                                   ----------   ----------
           Total cash and cash equivalents             56,270       89,703
  Accounts receivable:
    Associated companies                              103,964        7,450
    Other                                               2,126        3,412
  Materials and supplies - at average cost             73,469       71,991
  Prepayments and other                                 9,811        5,429
                                                   ----------   ----------
           Total                                      245,640      177,985
                                                   ----------   ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                   388,484      389,264
    Unamortized loss on reacquired debt                53,507       54,577
    Other regulatory assets                           198,191      199,080
  Other                                                15,153       15,454
                                                   ----------   ----------
           Total                                      655,335      658,375
                                                   ----------   ----------
           TOTAL                                   $3,682,033   $3,613,359
                                                   ==========   ==========
See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                    March 31, 1995 and December 31, 1994
                                (Unaudited)
                                                      1995         1994
                                                        (In Thousands)
         CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares in 1995 and 1994                  $789,350     $789,350
  Paid-in capital                                           7            7
  Retained earnings                                   108,246       85,681
                                                   ----------   ----------
           Total common shareholder's equity          897,603      875,038
  Long-term debt                                    1,438,511    1,438,305
                                                   ----------   ----------
           Total                                    2,336,114    2,313,343
                                                   ----------   ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                     38,000       18,688
  Other                                                14,342       14,342
                                                   ----------   ----------
           Total                                       52,342       33,030
                                                   ----------   ----------
Current Liabilities:
  Currently maturing long-term debt                   105,000      105,000
  Accounts payable:
    Associated companies                               22,066       32,272
    Other                                              73,196       23,204
  Taxes accrued                                        47,892       35,382
  Interest accrued                                     38,136       40,796
  Obligations under capital leases                     28,000       28,000
  Other                                                 1,815       19,794
                                                   ----------   ----------
          Total                                       316,105      284,448
                                                   ----------   ----------
Deferred Credits:
  Accumulated deferred income taxes                   740,266      746,502
  Accumulated deferred investment tax credits         109,715      110,584
  FERC Settlement - refund obligation                  59,544       60,388
  Other                                                67,947       65,064
                                                   ----------   ----------
          Total                                       977,472      982,538
                                                   ----------   ----------
Commitments and Contingencies (Notes 1 and 2)

          TOTAL                                    $3,682,033   $3,613,359
                                                   ==========   ==========
See Notes to Financial Statements.


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

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1.  COMMITMENTS AND CONTINGENCIES

Cajun - River Bend

Entergy Corporation and GSU

        GSU has significant business relationships with Cajun Electric Power Cooperative, Inc. (Cajun), including co-ownership of River Bend and Big Cajun 2, Unit 3. GSU and Cajun own 70% and
30% undivided interests in River Bend, respectively, and 42% and 58% undivided interests in Big Cajun 2, Unit 3, respectively.

      In June 1989, Cajun filed a civil action against GSU in the United States District Court for the Middle District of Louisiana (District Court). Cajun's complaint seeks to annul, rescind, terminate, and/or dissolve the Joint Ownership Participation and Operating Agreement entered into on August 28, 1979 (Operating
Agreement)   relating   to  River  Bend.   The   suit   also   seeks   to
recover as damages, Cajun's alleged $1.6 billion investment in the unit plus attorneys' fees, interest, and costs. Two member cooperatives of Cajun have brought an independent action to declare the Operating Agreement void, based upon failure to get prior LPSC approval alleged to be necessary. GSU believes the suits are without merit and is contesting them vigorously.

      A trial on the portion of the suit by Cajun to rescind the Operating Agreement which began in April 1994 has been completed, and a ruling from the District Court is pending. No assurance can be given as to the outcome of this litigation. If GSU is ultimately unsuccessful in this litigation and is required to pay substantial damages, GSU would probably be unable to make such payments and would probably have to seek relief from its creditors under the United States Bankruptcy Code (Bankruptcy
Code).

       Since 1992 Cajun has not paid its full share of capital costs and operating and maintenance expenses and other costs for repairs and improvements to River Bend. In addition, certain costs and expenses paid by Cajun were paid under protest. These
actions  were  taken  by  Cajun  based  on  its  contention  that   River
Bend's   operating   and   maintenance  expenses   were   excessive   and
because   the  RUS  allegedly  would  not  permit  Cajun  to   pay   such
costs.    Cajun  has  continued  to  fund  its  share  of   the   nuclear
decommissioning trust payments for River Bend, as well as insurance and safety-related expenses. Cajun's unpaid portion of River Bend operating (including nuclear fuel) and maintenance expenses and capital costs for the first three months of 1995 was approximately $17.4 million. Cajun's total share of River Bend annual operating (including nuclear fuel) and maintenance expenses and capital costs was approximately $76.1 million in 1994.

      In view of Cajun's failure to fund its share of River Bend-related operating, maintenance and capital costs, GSU has (i) credited GSU's share of expenses for Big Cajun 2, Unit 3 against amounts due from Cajun to GSU and (ii) sought to market Cajun's share of the power from River Bend and apply the proceeds to the amounts due from Cajun to GSU. As a result, on November 2, 1994, Cajun discontinued supplying GSU with its share of energy from
Big  Cajun  2,  Unit  3.   GSU  requested  an  order  from  the  District
Court requiring Cajun to supply GSU with this energy, and allowing GSU to credit amounts due to Cajun for Big Cajun 2, Unit 3 energy against amounts Cajun owed to GSU for River Bend. In December 1994, the District Court ordered Cajun to supply GSU with its share of energy from Big Cajun 2, Unit 3 and ordered GSU to make payments for its share of Big Cajun 2, Unit 3 expenses to the registry of the District Court.

      On  December  14,  1994, the LPSC ordered  Cajun  to  decrease  the rates charged to its member distribution cooperatives by approximately $30 million per year. The rate decrease is associated with the LPSC's prior finding of imprudence in Cajun's participation in River Bend.

      On December 21, 1994, Cajun filed a petition in the United States Bankruptcy Court for the Middle District of Louisiana seeking bankruptcy relief under Chapter 11 of the Bankruptcy Code. Cajun's bankruptcy could have a material adverse effect on
GSU, including the possibility of an NRC action with respect to the operation of River Bend. GSU is taking steps to protect its interests and its claims against Cajun arising from the co-ownership in River Bend and Big Cajun 2, Unit 3. On December 31, 1994, the District Court issued an order lifting an automatic stay as to certain proceedings, with the result that the December 1994 order of the District Court referred to above, remains in effect. Cajun filed a Notice of Appeal on January 18, 1995, to the United States Court of Appeals for the Fifth Circuit seeking a reversal of the District Court's order. No hearing date has been set on Cajun's appeal.

       In the bankruptcy proceedings, Cajun filed a motion to reject the Operating Agreement as a burdensome executory contract. GSU responded on January 10, 1995, with a memorandum opposing Cajun's motion filed with the District Court. If the
District Court were to grant Cajun's motion to reject the Operating Agreement, Cajun would be relieved of its financial obligations under the contract, while GSU would likely have a substantial damage claim arising from any such rejection. Although GSU believes that Cajun's motion to reject the Operating Agreement is without merit, it is not possible to predict the outcome or ultimate impact of these proceedings.

      During the period in which Cajun is not paying its share of River Bend-related costs, GSU intends to fund all costs necessary for the safe, continuing operation of the unit. The responsibilities of Entergy Operations, as the licensed operator of River Bend, for safely operating and maintaining the unit, are not affected by Cajun's actions.

      The  net  amount    resulting   from  Cajun's    failure   to   pay
its   full   share   of   River  Bend-related  costs   reduced   by   the
proceeds  from  the  sale  of  Cajun's share  of  River  Bend  power  was
$55.7  million  as  of  March  31,  1995,  compared  with  $50.8  million as of December 31, 1994. These amounts are reflected in long-term receivables with an offsetting reserve in other deferred credits. Cajun's bankruptcy may affect the ultimate collectibility of the amounts owed to GSU, including any amounts that may be awarded in litigation.

Cajun - Transmission Service

Entergy Corporation and GSU

       GSU and Cajun are parties to FERC proceedings relating to transmission service charge disputes. In April 1992, FERC issued an order. In May 1992, GSU and Cajun filed motions for rehearings which are pending at FERC. In June 1992, GSU filed a petition for review in the United States Fifth Circuit Court of Appeals (Court of Appeals) regarding certain of the issues decided by FERC. In August 1993, the Court of Appeals rendered an opinion reversing the FERC order regarding the portion of such disputes relating to the calculations of certain credits and equalization charges under GSU's service schedules with Cajun. The opinion remanded these issues to FERC for further proceedings consistent with its opinion. In February 1995, FERC clarified its order, eliminating an issue that GSU believes the Court of Appeals directed FERC to reconsider. In April 1995, the ALJ issued a ruling in the remanded portion of the proceeding, and the FERC is expected to issue a order in July 1995.

      GSU  interprets  the  1992 FERC order and  the  Court  of  Appeals'
decision to mean that Cajun would owe GSU approximately $95.2 million as of March 31, 1995. However, due to the elimination of an issue by FERC in its February 1995 order, approximately $26.7 million of this amount may not be pursued by GSU in the remand proceedings, and the ALJ's April ruling, while awarding principle amounts to GSU, denied recovery of a portion of interest of approximately  $8.5  million.  GSU further  estimates  that  if  it  were to prevail in its May 1992 motion for rehearing, and it prevails in its positions on remand, Cajun would owe GSU approximately $132.1 million as of March 31, 1995. If Cajun were to prevail in its May 1992 motion for rehearing to FERC, and if GSU were not to prevail in its May 1992 motion for rehearing to FERC, and if FERC does not implement the Court of Appeals' remand as GSU contends is required, GSU estimates it would owe Cajun approximately $86.2 million as of March 31, 1995. The above amounts are exclusive of a $7.3 million payment by Cajun on December 31, 1990, which the parties agreed to apply to the disputed transmission service charges. GSU and Cajun further agreed that their positions at FERC would remain unaffected by the $7.3 million payment. Pending FERC's ruling on the May 1992 motions for rehearing, GSU has continued to bill Cajun utilizing the historical billing methodology and has booked underpaid transmission charges, including interest, in the amount of $167.3 million as of March 31, 1995. This amount is reflected in long-term receivables with an offsetting reserve in other deferred credits.

Financial Condition

GSU

      Although GSU received partial rate relief relating to River Bend, GSU's financial position was severely strained from 1986 to 1990 by its inability to earn a return on and fully recover its investment and other costs associated with River Bend. Issues to be finally resolved in PUCT rate proceedings and appeals thereof, as discussed in Note 2, combined with the application of accounting standards, may result in substantial write-offs and charges that could result in substantial net losses being reported in 1995, and subsequent periods, with resulting substantial adverse adjustments to common shareholder's equity. Future earnings will continue to be adversely affected by the lack of full recovery and return on the investment and other costs associated with River Bend.

Nonregulated Investments

Entergy Corporation

       As discussed on pages 3 and 4 of the Form 10-K, Entergy Corporation continues to consider opportunities to expand its business, including opportunities in overseas power development. On March 31, 1995, Entergy Corporation, through its subsidiary, Entergy Power Development Company (EPDC), entered into an agreement with Enron Power Development Corporation, a subsidiary of Enron Corporation, to acquire a 20% interest in the Dabhol
Power Project (Project) located in the State of Maharashtra, India. The Project is a 695 megawatt combined cycle facility which will burn distillate as its fuel. Entergy Corporation made an initial investment in the Project of approximately $20.5 million. The total Project is estimated to cost approximately $920 million. The Project is fully financed and under construction with commercial operation expected by the end of 1997. At the time of commercial operation EPDC will have invested approximately $90 million in the Project. In addition to its investment EPDC has committed to cover its pro rata share of cost overruns up to approximately $30 million, if they are incurred.

Capital Requirements and Financing

Entergy, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy

      See  pages  109,  146-148,  189-191, 194,  228-230,  266-268,  299-
301, and 332 of the Form 10-K for information on the System operating companies' and System Energy's construction expenditures (excluding nuclear fuel) for the years 1995, 1996, and 1997, and long-term debt and preferred stock maturities and cash sinking fund requirements for the period 1995-1997.

Nuclear Insurance, Spent Nuclear Fuel, and Decommissioning Costs

Entergy Corporation, AP&L, GSU, LP&L, and System Energy

      See  pages  110,  149-150, 194-195, 231-232,  and  334-335  of  the
Form   10-K   for   information  on  nuclear  liability,   property   and
replacement power insurance, and related NRC regulations.

      See  pages  110-112,  150-151, 195-196,  232-233,  and  335-336  of
the Form 10-K for information on the disposal of spent nuclear fuel, other high-level radioactive waste, and decommissioning costs associated with ANO, River Bend, Waterford 3, and Grand Gulf 1.

      The staff of the SEC has questioned certain of the financial accounting practices of the electric utility industry regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board is currently reviewing the accounting for decommissioning. If current electric utility industry accounting practices for such decommissioning are changed, among other things, annual provisions for decommissioning could increase, the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

ANO Matters

Entergy Corporation and AP&L

       See   pages   31,  83,  112,  and  138  of  the  Form   10-K   for
information on leaks in certain steam generator tubes at ANO 2 that were discovered and repaired during an outage in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages in September 1992, May 1993,
April 1994, and January 1995. AP&L's budgeted maintenance expenditures were adequate to cover the cost of such repairs. Beginning in January 1995, ANO 2's output was reduced 15
megawatts   or  1.6%  due  to  secondary  side  fouling,  tube  plugging, and reduction of primary temperature. Entergy Operations is taking steps at ANO 2 to reduce the number and severity of future tube cracks. In addition, Entergy Operations periodically meets with the NRC to discuss such steps and results of inspections of the generator tubes, as well as the timing of future inspections. Additional inspections are planned for the normal refueling outage scheduled for October 1995.

Environmental Issues

GSU

     GSU has been notified by the U. S. Environmental Protection Agency (EPA) that it has been designated as a potentially responsible party for the cleanup of certain hazardous waste disposal sites. GSU is currently negotiating with the EPA and state authorities regarding the cleanup of some of these sites. Several class action and other suits have been filed in state and federal courts seeking relief from GSU and others for damages caused by the disposal of hazardous waste and for asbestos-
related    disease   allegedly   resulting   from   exposure    on    GSU
premises.   While  the  amounts  at issue  in  the  cleanup  efforts  and suits may be substantial, GSU believes that its results of operations and financial condition will not be materially affected by the outcome of the suits.

     Through   March   31,   1995,   GSU  has   expended   $7.5   million
cumulatively on the cleanup. As of March 31, 1995, GSU has a remaining recorded liability of $20.7 million related to the cleanup of six sites at which GSU has been designated a potentially responsible party. See pages 35-36, 39-40, and 196-197 of the Form 10-K for additional discussion of the sites in which GSU has been designated as a potentially responsible party by the EPA.

LP&L

       During 1993, the Louisiana Department of Environmental Quality issued new rules for solid waste regulation, including waste water impoundments. LP&L has determined that certain of its power plant waste water impoundments are affected by these regulations and has chosen to either upgrade or close them. As a result, LP&L had a remaining recorded liability in the amount of $14.2 million at March 31, 1995, for waste water upgrades and closures to be completed by 1996. Cumulative expenditures relating to the upgrades and closures of waste water impoundments are $1.3 million as of March 31, 1995. See pages 37 and 233 of the Form 10-K for additional discussions of LP&L's waste water impoundment upgrades and closures.

Waterford 3 Lease Obligations

LP&L

       In   September   1989,  LP&L  entered  into  three   substantially
identical   but  entirely  separate  transactions  for   the   sale   and
leaseback of three undivided portions (aggregating approximately 9.3%) of its 100% ownership interest in Waterford 3. See pages 234-235 of the Form 10-K for further information.

      Upon the occurrence of certain events, LP&L may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from the lease transactions, and LP&L may be required to
assume   the   outstanding  bonds  issued  by  the   Owner   Trustee   to
finance, in part, its acquisition of the undivided interests in Waterford 3. These events would include a failure, at specified dates, to maintain equity capital of at least 30% of adjusted capitalization and a fixed charge coverage ratio of at least 1.50 times earnings. As of March 31, 1995, LP&L's total equity capital was 48.67% of adjusted capitalization, and its fixed charge coverage ratio was 3.01.

Reimbursement Agreement

System Energy

       Under the provisions of the Reimbursement Agreement, as amended, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the Reimbursement Agreement, to maintain its equity at not less than 33% of its adjusted capitalization (as defined in the
Reimbursement Agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the Reimbursement Agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the Reimbursement Agreement) of at least 1.60 times earnings. As of March 31, 1995, System Energy's equity approximated 36.38% of its adjusted capitalization, and its fixed charge coverage ratio was 1.23.

       As a result of charges recorded in the fourth quarter of 1994 related to an agreement with FERC settling a long-standing dispute involving income tax allocation procedures, System Energy has obtained the consent of certain banks to waive temporarily the  fixed  charge  coverage  covenant  in  the  letters  of  credit  and
Reimbursement  Agreement,  until  November  30,  1995.  (See  pages   92-
93 and 327 of the Form 10-K for information on the FERC Settlement.) System Energy expects that upon expiration of the waiver period, it will be in compliance with the fixed charge coverage covenant. Absent a waiver, System Energy's failure to perform this covenant could cause a draw under and/or early termination of the letters of credit. If the letters of credit
were   not   replaced   in  a  timely  manner,   a   default   or   early
termination of System Energy's leases could result. Draws under the letters of credit must be repaid by System Energy within 5 days (or in some cases, 90 days) following the date of the drawing. See page 334 of the Form 10-K for further information on the Reimbursement Agreement.


NOTE 2.  RATE AND REGULATORY MATTERS

River Bend

Entergy Corporation and GSU

      In  May  1988,  the  PUCT  granted  GSU  a  permanent  increase  in annual revenues of $59.9 million resulting from the inclusion in rate base of approximately $1.6 billion of company-wide River
Bend plant investment and approximately $182 million of related Texas retail jurisdiction deferred River Bend costs (Allowed Deferrals). In addition, the PUCT disallowed as imprudent $63.5 million of company-wide River Bend plant costs and placed in abeyance, with no finding as to prudence, approximately $1.4 billion of company-wide River Bend plant investment and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs. The PUCT affirmed that the ultimate rate treatment of such amounts would be subject to a future demonstration of the prudence of such costs. GSU and intervening parties appealed this order (Rate Appeal) and GSU filed a separate rate case asking that the abeyed River Bend
plant   costs   be  found  prudent  (Separate  Rate  Case).   Intervening
parties filed suit in a Texas district court to prohibit the Separate Rate Case. The district court's decision was ultimately appealed to the Texas Supreme Court, which ruled in 1990 that the prudence of the purported abeyed costs could not be relitigated in a separate rate proceeding. The Texas Supreme Court's decision stated that all issues relating to the merits of the original PUCT order, including the prudence of all River Bend-related costs, should be addressed in the Rate Appeal.

      In  October  1991,  the Texas district court  in  the  Rate  Appeal issued  an  order  holding  that  the  PUCT  had  erred  in  assuming  it could  set  aside  $1.4  billion of the total costs  of  River  Bend  and
consider   them   in  a  later  proceeding,  and  that   the   PUCT   had
effectively found that GSU had not met its burden of proof related to the amounts placed in abeyance. The court ruled that the Allowed Deferrals should not be included in rate base, and further held that the PUCT had erred in reducing GSU's deferred costs by $1.50 for each $1.00 of revenue collected under the interim rate increases authorized in 1987 and 1988. The court remanded  the  case  to  the  PUCT with instructions  as  to  the  proper handling of the Allowed Deferrals. GSU's motion for rehearing was denied and, in December 1991, GSU filed an appeal of the
October   1991  district  court  order.   The  PUCT  also  appealed   the
October 1991 district court order, which served to supersede the district court's judgment, rendering it unenforceable under Texas law.

       In August 1994, the Texas Third District Court of Appeals (the Appellate Court) affirmed the district court's decision that there was substantial evidence to support the PUCT's 1988 decision not to include the abeyed construction costs in GSU's rate base. While acknowledging that the PUCT had exceeded its authority when it deferred a decision on the inclusion of those costs in rate base in order to allow GSU a further opportunity to demonstrate the prudence of those costs in a subsequent proceeding, the Appellate Court found that GSU had suffered no harm or lack of due process as a result of the PUCT's error. Accordingly, the Appellate Court held that the PUCT's action had the effect of disallowing the company-wide $1.4 billion of River Bend construction costs for ratemaking purposes. In its August
1994 opinion, the Appellate Court also held that GSU's deferred operating and maintenance costs associated with the allowed portion of River Bend should be included in rate base and that GSU's deferred River Bend carrying costs included in the Allowed
Deferrals should also be included in rate base. The Appellate Court's August 1994 opinion affirmed the PUCT's original order in this case.

      The Appellate Court's August 1994 opinion was entered by two judges, with a third judge dissenting. The dissenting opinion stated that the result of the majority opinion was, among other things, to deprive GSU of due process at the PUCT because the PUCT had never made a finding on the $1.4 billion of construction costs.

      In October 1994, the Appellate Court denied GSU's motion for rehearing on the August 1994 opinion as to the $1.4 billion in River Bend construction costs and other matters. GSU appealed the Appellate Court's decision to the Texas Supreme Court. The Texas Supreme Court has not yet accepted the appeal, and no date for oral argument has been set.

      As of March 31, 1995, the River Bend plant costs disallowed for retail ratemaking purposes in Texas, the River Bend plant costs held in abeyance, and the related operating and carrying
cost   deferrals  totaled  (net  of  taxes)  approximately  $13  million,
$284   million   (both   net   of  depreciation),   and   $170   million,
respectively. Allowed Deferrals were approximately $87 million, net of taxes and amortization, as of March 31, 1995. GSU estimates it has recorded approximately $156 million of revenues as  of  March  31,  1995,  as  a result of the  originally  ordered  rate
treatment  by  the  PUCT  of  these  deferred  costs.   If  recovery   of
the Allowed Deferrals is not upheld, future revenues based upon those allowed deferrals could also be lost, and no assurance can be given as to whether or not refunds of revenue received based upon such deferred costs previously recorded will be required.

      No assurance can be given as to the timing or outcome of the remands or appeals described above. GSU has made no write-offs or reserves for the River Bend-related costs. Management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it
is   reasonably  possible  that  the  case  will  be  remanded   to   the
PUCT, and the PUCT will be allowed to rule on the prudence of the abeyed River Bend plant costs. Rate Caps imposed by the PUCT's regulatory approval of the Merger could result in GSU's inability to use the full amount of a favorable decision to immediately increase rates; however, a favorable decision could permit some increases and/or limit or prevent decreases during the period the Rate Caps are in effect. Management and legal counsel are unable
to   predict   the   amount,   if   any,   of   abeyed   and   previously
disallowed River Bend plant costs that ultimately may be disallowed by the PUCT. As of March 31, 1995, a net of tax write-off of up to $297 million could be required based on an ultimate adverse ruling by the PUCT on the abeyed and disallowed costs.

       In  prior  proceedings,  the  PUCT  has  held  that  the  original cost of nuclear power plants will be included in rates to the extent those costs were prudently incurred. Based upon these decisions, management believes that its River Bend construction costs were prudently incurred and that it is reasonably possible that it will recover in rate base, or otherwise through means such as a deregulated asset plan, all or substantially all of the abeyed River Bend plant costs. However, management also recognizes that it is reasonably possible that not all of the abeyed River Bend plant costs may ultimately be recovered.

      As  part  of  its  direct  case  in the  Separate  Rate  Case,  GSU filed  a  cost  reconciliation  study  prepared  by  Sandlin  Associates,
management   consultants  with  expertise  in  the   cost   analysis   of
nuclear   power  plants,  which  supports  the  reasonableness   of   the
River Bend costs held in abeyance by the PUCT. This study determined that approximately 82% of the River Bend cost increase above the amount included by the PUCT in rate base was a result of changes in federal nuclear safety requirements and provided other support for the remainder of the abeyed amounts.

       There   have   been   four  other  rate   proceedings   in   Texas
involving nuclear power plants. Disallowed investment in the plants ranged from 0% to 15%. Each case was unique, and the disallowances in each were made on a case-by-case basis for different reasons. Appeals of two of these PUCT decisions are currently pending.

       The following factors support management's position that a loss contingency requiring accrual has not occurred, and that all or substantially all of the abeyed plant costs will ultimately be recovered:

     1. The $1.4 billion of abeyed River Bend plant costs have never been ruled imprudent and disallowed by the PUCT;
     2. Sandlin Associates' analysis which supports the prudence of substantially all of the abeyed construction costs;
     3. Historical inclusion by the PUCT of prudent construction costs in rate base; and
     4. The analysis of GSU's internal legal staff, which has considerable experience in Texas rate case litigation.

       Additionally, management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the Allowed Deferrals will continue to be recovered in rates. Management also believes, based on advice from Clark,
Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that
the   deferred  costs  related  to  the  $1.4  billion  of  abeyed  River
Bend  plant  costs  will  be  recovered  in  rates  to  the  extent  that the $1.4 billion of abeyed River Bend plant is recovered. However, a net of tax write-off of the $170 million of deferred costs related to the $1.4 billion of abeyed River Bend plant costs would be required if they are not allowed to be recovered in rates.

      The adoption of SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121) which will become effective January 1, 1996, will require the write-off of the $170 million of rate deferrals discussed above, unless there are favorable regulatory or court actions related to these costs prior to adoption. The standard describes circumstances which may result in assets being impaired and provides criteria for recognition and measurement of asset impairment. See Note 7 for further information regarding SFAS 121.

Filings with the PUCT and Texas Cities

Entergy Corporation and GSU

       In March 1994, the Texas Office of Public Utility Counsel and certain cities served by GSU instituted an investigation of the reasonableness of GSU's rates. In June 1994, GSU provided the cities with information that supported the current rate level. In September 1994, various cities adopted ordinances directing GSU to reduce its Texas retail rates by $45.9 million.
GSU appealed the cities' ordinances to the PUCT for a determination of reasonableness of GSU's rates.

      Hearings were held in December 1994 and on March 20, 1995 the PUCT ordered a $72.9 million annual base rate reduction for the period March 31, 1994, through September 1, 1994, decreasing to an annual base rate reduction of $52.9 million after September 1, 1994. In accordance with the Merger agreement, the rate reduction was applied retroactively to March 31, 1994. As a result, in 1994 GSU recorded a $57 million reserve for rate refund and a $12.8 million reserve for franchise taxes to be refunded. In the first quarter of 1995, GSU recorded an additional reserve for rate refund of approximately $9.8 million.
The rate reduction is being appealed and no assurance can be given as to the timing or outcome of the appeal.

LPSC Rate Review

Entergy Corporation, GSU, and LP&L

       In May 1994, GSU made the first required post-Merger earnings analysis filing with the LPSC. On December 14, 1994,
the   LPSC  ordered  a  $12.7  million  annual  rate  reduction  for  GSU effective January 1995. The rate order included, among other things, a reduction in GSU's Louisiana jurisdictional authorized return on equity from 12.75% to 10.95% and the amortization for the benefit of the customers of $8.3 million of previously deferred unbilled revenue, representing one-half of the total resulting from a change in accounting for unbilled revenue. In December 1994, GSU received a preliminary injunction from the 19th Judicial District Court regarding $8.3 million of the reduction. On January 1, 1995, GSU reduced rates by $4.4 million. The entire $12.7 million reduction is being appealed and no assurance can be given as to the timing or outcome of the appeal.

      In August 1994, LP&L filed a performance-based formula rate plan with the LPSC. The proposed formula rate plan would continue existing LP&L rates at current levels, while providing
financial  incentive  to  reduce  costs  and  maintain  high  levels   of
customer   satisfaction   and  system  reliability.    The   plan   would
allow LP&L the opportunity to earn a higher rate of return if it improves performance over time. Conversely, if performance declines, the rate of return LP&L could earn would be lowered.
This provides a financial incentive for LP&L to maintain continuous improvement in all three performance categories (customer price, customer satisfaction, and customer reliability). Under the proposed plan, if LP&L's earnings fall within a bandwidth around a benchmark rate of return, there would be no adjustment in rates. If LP&L's earnings are above the bandwidth, the proposed plan would automatically reduce LP&L's base rates. Alternatively, if LP&L's earnings are below the bandwidth, the proposed plan would automatically increase LP&L's base rates. The reduction or increase in base rates would be an amount  representing  50%  of  the difference  between  the  earned  rate of return and the nearest limit of the bandwidth. In no event would the annual adjustment in rates exceed 2% of LP&L's retail revenues.

       Hearings were held on the LP&L proposed performance-based formula rate plan in March 1995. On April 20, 1995 the LPSC Staff recommended a $49.4 million reduction in base rates. This recommended rate reduction included $8.5 million of rates previously reduced through fuel clause reductions; therefore, the net effect of recommended reduction is $40.9 million. The LPSC Staff recommended the approval of LP&L's proposed formula rate plan with the following modifications. An earnings band would be established from a 10.4% to a 12% return on equity. If LP&L's earnings fall within the bandwidth, no adjustment in rates occurs. If LP&L's earnings are above the 12% return on equity, a 60/40 sharing with customers occurs and customers receive 60% of earnings in excess of the 12% through prospective rate reductions. Alternatively, if LP&L's earnings are below the 10.4% return on equity, customers pay 60% of the difference between the realized return on equity and the 10.4% through prospective rate increases. The LPSC Staff's recommendation also included a reduction in LP&L's authorized rate of return from 12.76% to 11.2%. The LPSC is expected to issue a final order in late May 1995.

Formula Rate Plan

Entergy Corporation and MP&L

       Under a formulary incentive rate plan (Formula Rate Plan) effective March 25, 1994, MP&L's earned rate of return is calculated automatically every 12 months and compared to and adjusted against a benchmark rate of return (calculated under a
separate  formula  within  the  Formula Rate  Plan).   The  Formula  Rate
Plan allows for periodic small adjustments in rates based on a comparison of earned to benchmark returns and upon certain performance factors. Pursuant to a stipulation with the MPSC's Public Utilities Staff, MP&L did not request an adjustment in rates based on its earned rate of return for the 12-months ended December 31, 1994.

February 1994 Ice Storm/Rate Rider

Entergy Corporation and MP&L

      In early February 1994, an ice storm left more than 221,000 Entergy customers without electric power across the System's four-state service area. Repair costs totaled approximately $116.2 million, $30.8 million, and $77.2 million for the System, AP&L, and MP&L, respectively, with $85 million, $18.7 million, and $64.6 million of these amounts capitalized as plant-related costs. In September 1994, MPSC approved a stipulation with respect to the recovery of ice storm costs recorded through April
30,   1994.   Under  the  stipulation,  MP&L  implemented  an  ice  storm rate  rider,  which  increased  rates  approximately  $8  million  for  a period of five years beginning on September 29, 1995. This stipulation also states that at the end of the five-year period, the revenue requirement associated with the undepreciated ice storm capitalized costs will be included in MP&L's base rates to the extent that this revenue requirement does not result in MP&L's rate of return on rate base being above the benchmark rate of return under MP&L's formula rate plan.

     On April 28, 1995, MP&L filed for a rate increase of $2.9 million to be in effect for a four-year period beginning
September   28,   1995,   to   recover  costs  related  to  the ice storm
that were recorded after April 30, 1994. At the end of the four-year period, undepreciated ice storm capital costs recorded after April 30, 1994, will be treated as described above. MP&L's filing requested recovery of capital costs and deferred operating and maintenance expenses of approximately $14.2 million and $1 million, respectively. No assurance can be given as to the outcome of the filing.

LPSC Fuel Cost Review

GSU

      In November 1993, the LPSC ordered a review of GSU's fuel costs for the period October 1988 through September 1991 (Phase
1) based on the number of outages at River Bend and the findings in the June 1993 PUCT fuel reconciliation case. In July 1994, the LPSC ruled in the Phase 1 case that GSU should refund approximately $27 million to its customers. Under the order, a refund of $13.1 million was made through a billing credit on August 1994 bills. In August 1994, GSU appealed the remaining portion of the LPSC-ordered refund to the district court. GSU
has   made   no   reserve   for  the  remaining  portion,   pending   the
outcome of the district court appeal, and no assurance can be given as to the timing or outcome of the appeal.

      On  January  18,  1995,  GSU met with the special  counsel  of  the
LPSC  to  discuss  the  procedural schedule  for  the  next  fuel  review
(Phase II). The period under investigation was determined to be from October 1991 to March 1995. Hearings are scheduled to begin in August 1995.

PUCT Fuel Cost Review

GSU

     For  information  on  the  PUCT  Fuel  Cost  Review  of  the  period
December 1, 1986 through September 30, 1991, see pages 183-184 of the Form 10-K.

       On   January  9,  1995,  GSU  and  various  parties   reached   an
agreement for the reconciliation of over- and under-recovery of fuel and purchased power expenses for the period October 1, 1991, through December 31, 1993. In the fourth quarter of 1994, GSU
recorded   a   reserve   of   $7.6  million   as   a   result   of   this
settlement. On April 17, 1995, the PUCT issued a final order approving the settlement.


NOTE 3.  PREFERRED AND COMMON STOCK

Entergy Corporation

       Entergy Corporation periodically repurchases shares of its outstanding common stock either on the open market or through
negotiated   purchases   or  tender  offers.    Stock   repurchases   are
made from time to time depending upon market conditions and authorization of the Entergy Corporation Board of Directors. During the first quarter of 1995, no shares of common stock were repurchased.

       During  the  first  three  months  of  1995,  Entergy  Corporation issued 337,873 shares of its previously repurchased common stock, reducing the amount held as treasury stock by $10 million. Entergy
Corporation  issued   these  shares  to  meet  the  requirements  of  its
various stock plans. For further information on Entergy Corporation's stock plans see pages 103-104 of the Form 10-K.

AP&L

      On  January  1,  1995,  AP&L redeemed,  pursuant  to  sinking  fund
requirements,   200,000   shares   of   its   13.28%   Series   Preferred
Stock, $25 par value.

GSU

       On  March  15,  1995,  GSU  redeemed,  pursuant  to  sinking  fund
requirements,   22,500   shares  of  its   Adjustable   Rate   Series   B
Preferred Stock, $100 par value.

LP&L

      On  February  1,  1995,  LP&L redeemed, pursuant  to  sinking  fund
requirements,   300,000   shares   of   its   12.64%   Series   Preferred
Stock, $25 par value.

MP&L

      On  January  1,  1995, MP&L redeemed 70,000  shares  of  its  9.76%
Series Preferred Stock, $100 par value. On March 1, 1995, MP&L redeemed 10,000 shares of its 12.00% Series Preferred Stock, $100 par value.

NOPSI

      On March 1, 1995, NOPSI redeemed 15,000 shares of its 15.44% Series Preferred Stock, $100 par value.


NOTE 4.  LONG-TERM DEBT

AP&L

       On   February   1,  1995,  AP&L  redeemed,  pursuant  to   sinking
fund   requirements,   $0.4   million   of   its   8.75%   Series   First
Mortgage Bonds due 1998.

MP&L

      On February 1, 1995, MP&L retired $20 million of its 14.95% Series Bonds upon maturity. On March 1, 1995, MP&L retired $20 million of its 4.625% Series First Mortgage Bonds upon maturity. On April 12, 1995, MP&L issued $80 million of 8.80% Series G&R Bonds due 2005.

NOPSI

       On February 1, 1995 NOPSI redeemed $9.2 million of its 13.90% Series G&R Bonds upon maturity. On April 27, 1995, NOPSI issued $30 million of 8.67% Series G&R Bonds due 2005. On May 1, 1995, NOPSI redeemed, pursuant to sinking fund requirements, $15 million of its 10.95% Series G&R Bonds due 1997.


NOTE 5.  RETAINED EARNINGS

        On January 27, 1995, Entergy Corporation's Board of Directors (Board) declared a common stock dividend of 45 cents per share which was paid on March 1, 1995. In addition, on March
25, 1995, the Board declared a common stock dividend of 45 cents per share payable on June 1, 1995.


NOTE 6.  RESTRUCTURING COSTS

Entergy, AP&L, GSU, LP&L, MP&L, and NOPSI

     The restructuring program announced by Entergy in the third quarter of 1994 included anticipated reductions in the number of employees and the consolidation of offices and facilities. Restructuring charges associated with this program recorded in
1994 and the first quarter of 1995 are shown below by company together with actual termination benefits paid under the program.

           Restructuring                             Restructuring
             Liability      Additional                 Liability
 Company   December 31,      Accruals      Payments    March 31,
               1994                                       1995
                           (In Millions)

 AP&L         $12.2           $ 0.6         $(2.6)       $10.2
 GSU            6.5             1.2          (1.4)         6.3
 LP&L           6.8             1.0          (1.7)         6.1
 MP&L           6.2             0.3          (0.7)         5.8
 NOPSI          3.4             0.5          (0.5)         3.4
              -----           -----         -----        -----
 Total        $35.1           $ 3.6         $(6.9)       $31.8
              =====           =====         =====        =====

     The restructuring charges shown above primarily included employee severance costs related to the expected termination of approximately 2,150 employees. As of March 31, 1995, 1,649 employees have either been terminated or accepted voluntary separation under the restructuring plan.

   Additionally, GSU recorded $23.8 million in 1994 for remaining severance  and  augmented  retirement  benefits  related  to  the
Merger.   Actual  termination benefits  paid  under  the  program
amounted to $4.8 million through March 31, 1995.


NOTE 7.  ACCOUNTING ISSUES

    New Accounting Standard - In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS 121, effective January 1, 1996. This standard describes circumstances which may result in assets (including goodwill such as the Merger acquisition adjustment, see pages 87-88 of the Form 10-K) being impaired and provides criteria for recognition and measurement of asset impairment. Note 2 describes regulatory assets of $170 million (net of tax) related to Texas retail deferred River Bend operating and carrying costs. Management believes these deferred costs will be required to be written off under the provisions of SFAS 121 unless there are favorable regulatory or court actions related to these costs prior to the adoption of the new standard by Entergy.

    Certain  other  assets  and operations  of  Entergy  totaling
approximately   $1.8   billion   (pre-tax)  are  most potentially
affected by the requirements of SFAS 121. Those assets include AP&L's and LP&L's retained share of Grand Gulf 1, Entergy Power's investment in the Independence and Ritchie power plants, GSU's Louisiana deregulated asset plan, and Texas jurisdiction abeyed
portion of  the  River  Bend plant,  in  addition  to  the   FERC
jurisdiction  and  steam  department  operations  of   GSU.    As
discussed in the  Form 10-K,  GSU  has  previously   discontinued
the application of SFAS 71 for the Louisiana deregulated asset plan, and operations of the FERC jurisdiction and steam department.

   Entergy will continually review these assets and operations in order to determine if the carrying value of such assets will be recovered. In most cases this determination will be based on the net cash flows expected to result from such operations and assets. Projected net cash flows will depend on the future operating costs associated with the assets, the efficiency and availability of the assets/generating units, and the future market/price for energy over the remaining life of the assets. Based on current estimates, Entergy anticipates that the net cash flows will recover the carrying value of the potentially affected assets.
           __________________________________________

      In the opinion of Entergy Corporation, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy, the accompanying unaudited condensed financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassifying previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. However, the business of AP&L, GSU, LP&L, MP&L, and NOPSI is subject to seasonal fluctuations, with the peak period occurring during the summer months. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

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

         MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS


                 LIQUIDITY AND CAPITAL RESOURCES


Entergy, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy

      Liquidity  is  important  to Entergy  due  to  the  capital intensive nature of its business, which requires large investments in long-lived assets. While large capital expenditures for the construction of new generating capacity are not currently planned, the System does require significant capital resources for the periodic maturity of certain series of debt and preferred stock and ongoing construction expenditures. Net cash flow from operations for Entergy Corporation, the System operating companies, and System Energy for the three months ended March 31, 1995 and 1994, was as follows (in millions):

                       Three Months     Three Months
 Company               Ended 3/31/95    Ended 3/31/94

 Entergy Corporation      $275.6           $322.4
 AP&L                     $124.8           $ 88.2
 GSU                      $129.9           $ 53.8
 LP&L                     $103.7           $ 99.5
 MP&L                     $ 51.8           $ 46.9
 NOPSI                    $ 18.6           $ 26.5
 System Energy            $(26.2)          $ 53.4


      For the three months ended March 31, 1995, AP&L's net cash flow from operations increased due primarily to reduced billings from System Energy resulting from a FERC audit settlement in 1994. GSU's net cash flow from operations increased for the three months ended March 31, 1995, due primarily to reductions in working capital. NOPSI's net cash flow from operations decreased for the three months ended March 31, 1995, due primarily to refunds associated with the 1994 NOPSI Settlement. Refund by NOPSI of a $25 million reserve established in December 1994 will be made over a 21-month period ending in September 1996. System Energy's net cash flow from operations decreased for the three months ended March 31, 1995, due primarily to refunds to associated companies resulting from a FERC audit settlement in 1994.

      In the first three months of 1995, as in recent years, cash from operations, supplemented by cash on hand, was sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt/preferred stock maturities. Entergy's ability to fund most of its capital requirements with cash from operations results from continued efforts to streamline operations and reduce costs, as well as collections under the rate phase-in plans, which exceed current cash requirements for the related costs. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs so that there is no effect on net income.) The System operating companies and System Energy have the ability, subject to regulatory approval, to meet capital requirements through future debt or preferred stock issuances, as discussed below. Also, to the extent current market interest and dividend rates allow, the System operating companies and System Energy may continue to refinance high-cost debt and preferred stock prior to maturity.

      Productive investment of excess funds is necessary to enhance the long-term value of Entergy Corporation's common stock. Entergy Corporation will consider investing up to approximately $150 million per year for the next several years in nonregulated business opportunities. On March 31, 1995, Entergy Corporation, through its subsidiary, Entergy Power Development Company (EPDC), entered into an agreement with Enron Power Development Corporation, a subsidiary of Enron Corporation, to acquire a 20% interest in the Dabhol Power Project (Project)
located in the State of Maharashtra, India. The Project is a 695 megawatt combined cycle facility which will burn distillate as its fuel. Entergy Corporation made an initial investment in the Project of approximately $20.5 million. The total Project is estimated to cost approximately $920 million. The Project is fully financed and under construction with commercial operation expected by the end of 1997. At the time of commercial operation EPDC will have invested approximately $90 million in the Project. In addition to its investment EPDC has committed to cover its pro rata share of cost overruns up to approximately $30 million, if they are incurred. See Note 1 and "Significant Factors and Known Trends - Nonregulated Investments" for additional information.

      Certain agreements and restrictions limit the amount of mortgage bonds and preferred stock that can be issued by each of the System operating companies and System Energy. Based on the most restrictive applicable tests as of March 31, 1995, and an assumed annual interest or dividend rate of 9.25%, each of the System operating companies and System Energy could have issued bonds or preferred stock in the following amounts (in millions):

        Company          Bonds    Preferred Stock

        AP&L             $274        $388
        GSU              $  -        $  -
        LP&L             $117        $786
        MP&L             $165        $ 83
        NOPSI            $ 46        $ 39
        System Energy    $246           *

* System Energy's charter does not provide for the issuance of preferred stock.

       In addition, the System operating companies and System Energy have the ability, subject to certain conditions, to issue bonds against retired bonds, in some cases without meeting an earnings coverage test. As a result of the charges recorded in 1994, GSU is currently precluded from issuing first mortgage bonds under its earnings coverage test. However, GSU has the ability to issue up to approximately $578 million of first mortgage bonds against previously retired bonds. AP&L may also issue preferred stock to refund outstanding preferred stock without meeting an earnings coverage test. GSU has no earnings coverage limitations on the issuance of preference stock. For information on the System operating companies' and System Energy's regulatory authorizations to issue and acquire securities, see Notes 3 and 4, and pages 102-105, 146-148, 189-191, 228-230, 266-268, 299-301, and 332 of the Form 10-K.

      The System operating companies and System Energy have SEC authorization to effect short-term borrowings. As of March 31, 1995, GSU has unused lines of credit for short-term borrowings totaling $5.0 million. See pages 101, 145, 188, 227, 265, 299, and 331 of the Form 10-K for information on the System operating companies', System Energy's, and Entergy Services' short-term borrowing authorizations and bank lines of credit. At March 31, 1995, the System operating companies, Entergy Services, and System Fuels had outstanding short-term borrowings from the Money Pool and/or from banks as follows (in millions):

        Company             Money Pool       Banks

        AP&L                 $   -           $34.0
        GSU                  $   -           $   -
        LP&L                 $   -           $19.2
        MP&L                 $12.9           $29.4
        Entergy Services     $39.8           $35.0
        System Fuels         $12.0           $15.0


      Entergy Corporation's current primary capital requirements are to invest periodically in, or make loans to, its subsidiaries. Entergy Corporation expects to meet these requirements in 1995 - 1997 with internally generated funds and cash on hand. Entergy Corporation also pays dividends on its common stock, which aggregated $102 million in the first three months of 1995. Declarations of dividends on common stock are made at the discretion of the Board. It is anticipated that management will not recommend future dividend increases to the Board unless such increases are justified by sustained earnings growth of Entergy Corporation and its subsidiaries. Entergy Corporation receives funds through dividend payments from its subsidiaries. During the first three months of 1995, these common stock dividend payments totaled $96.8 million. Certain restrictions may limit the amount of these distributions. See page 106 of the Form 10-K for additional information. GSU did not make common stock dividend payments to Entergy Corporation in the first three months of 1995 in anticipation of a potential rate refund. NOPSI and System Energy did not make common stock dividend payments to Entergy Corporation in the first three months of 1995 due to refunds made to customers pursuant to the 1994 NOPSI Settlement and a FERC audit settlement, respectively.

      Entergy  Corporation has a program to repurchase shares  of its  outstanding  common stock.  The timing and  amount  of  such
repurchases   depend   upon   market   conditions    and    Board
authorization.  See Note 3 for additional information.

     Entergy Corporation has requested, but not yet received, SEC authorization for a $300 million bank line of credit, the proceeds of which are expected to be used for common stock repurchases, investments in nonregulated and nonutility businesses, and other activities. Certain parties have intervened in this proceeding, and the application is pending.

      Increasing competition in the utility industry brings an increased need to stabilize costs and reduce retail rates. See "Significant Factors and Known Trends - Competition" for additional information on rate issues affecting the System.

     On March 20, 1995, the PUCT ordered GSU to implement a $72.9 million annual base rate reduction for the period March 31, 1994, through September 1, 1994, decreasing to an annual base rate reduction of $52.9 million after September 1, 1994. See Note 2 for additional information.

      In December 1994, NOPSI agreed to reduce electric and gas rates and issue credits and refunds to customers pursuant to the 1994 NOPSI Settlement. Under the terms of the settlement, NOPSI implemented rate reductions totaling $44.9 million effective January 1, 1995. NOPSI will implement an additional $4.4 million rate reduction on October 31, 1995. In addition, the 1994 NOPSI Settlement required NOPSI to credit its customers $25 million over a 21-month period beginning January 1, 1995, in order to resolve disputes with the Council regarding the interpretation of the 1991 NOPSI Settlement.

Entergy Corporation and GSU

      See Notes 1 and 2 regarding litigation with Cajun and River Bend rate appeals. Write-offs or charges resulting from adverse rulings in these matters could result in additional net losses being reported by Entergy Corporation and GSU in 1995 and subsequent periods, with resulting adverse adjustments to common equity of Entergy Corporation and GSU. Also, adverse resolution of these matters could adversely affect GSU's ability to continue to pay dividends and obtain financing, which could in turn affect GSU's liquidity.

Entergy Corporation and System Energy

      Under a Capital Funds Agreement, Entergy Corporation has agreed to supply to System Energy sufficient capital to maintain System Energy's equity capital at an amount equal to a minimum of 35% of its total capitalization (excluding short-term debt), and to permit the continuation of commercial operation of Grand Gulf 1 and to pay in full all indebtedness for borrowed money of
System Energy when due under any circumstances. In addition, under supplements to the Capital Funds Agreement assigning System Energy's rights as security for specific debt of System Energy,
Entergy Corporation has agreed to make cash capital contributions, if required, to enable System Energy to make payments on such debt when due. The Capital Funds Agreement can be terminated by the parties thereto, subject to the receipt of consents of certain creditors.

                      RESULTS OF OPERATIONS

ENTERGY

Net Income

      Consolidated net income decreased in the first  quarter  of
1995   due  primarily  to  decreased  revenues  related  to  rate reserves/reductions at GSU, MP&L, and NOPSI, certain restructing costs, and decreased miscellaneous income - net.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1995 and 1994 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

      Detailed below are Entergy's operating revenues by source and KWH sales.

                              Three Months Ended    Increase/
Description                     1995       1994    (Decrease)      %
                                          (In Millions)
Electric Operating Revenues:
  Residential                  $  441.5   $  476.0    $(34.5)     (7)
  Commercial                      324.7      339.1     (14.4)     (4)
  Industrial                      414.1      436.1     (22.0)     (5)
  Governmental                     35.1       38.9      (3.8)    (10)
                               --------   --------    ------
    Total retail                1,215.4    1,290.1     (74.7)     (6)
  Sales for resale                 74.5       69.4       5.1       7
  Other                             4.9      (19.3)     24.2     125
                               --------   --------    ------
    Total                      $1,294.8   $1,340.2    $(45.4)     (3)
                               ========   ========    ======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                     5,860      6,062       (202)     (3)
  Commercial                      4,473      4,406         67       2
  Industrial                     10,035      9,728        307       3
  Governmental                      539        525         14       3
                                 ------     ------       ----
    Total retail                 20,907     20,721        186       1
  Sales for resale                2,400      1,736        664      38
                                 ------     ------       ----
    Total                        23,307     22,457        850       4
                                 ======     ======       ====

      Electric operating revenues decreased $45.4 million in the first quarter of 1995 due primarily to milder than normal winter weather as compared to 1994, decreased fuel adjustment revenues, and rate reserves/reductions at GSU, MP&L, and NOPSI, partially offset by increased sales for resale to nonassociated utilities.

      The changes in electric operating revenue for the three months ended March 31, 1995 are as follows:

                                                   Increase/
                    Description                   (Decrease)
                                                 (In Millions)
       Change in base rates                         $(28.6)
       Rate riders                                    (7.4)
       Fuel cost recovery                            (46.0)
       Sales volume/weather                            0.7
       Other revenue (including unbilled)             16.5
       1994 Provision for revenue reduction (NOPSI)   14.3
       Sales for resale                                5.1
                                                    ------
       Total                                        $(47.8)
                                                    ======

      Gas operating revenues decreased $13.4 million in the first quarter of 1995 due primarily to milder than normal winter weather, decreased fuel adjustment revenues as compared to 1994 and gas rate reductions agreed to in the 1994 NOPSI Settlement.

Expenses

      Fuel for electric generation and fuel-related expenses decreased $26.0 million in the first quarter of 1995 due primarily to lower fuel costs.

     Purchased power decreased $43.3 million in the first quarter
of   1995  due  primarily  to  decreased  power  purchases   from
nonassociated utilities due to changes in generation requirements for the System operating companies.

     Income taxes decreased $4.6 million in the first quarter of 1995 due primarily to lower pretax income.

Other

      Miscellaneous income - net decreased $7.2 million in the first quarter of 1995 due primarily to increased losses by Entergy Corporation's nonregulated business investments. The increased loss stems from expansion of domestic energy services operations and international power development activities.


AP&L

Net Income

      Net income decreased in the first quarter of 1995 due primarily to decreased sales for resale revenues and increased other operations and maintenance expenses.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1995 and 1994 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      Detailed below are AP&L's operating revenues by source and KWH sales.

                                Three Months Ended  Increase/
Description                       1995      1994    (Decrease)      %
                                            (In Millions)
Electric Operating Revenues:
  Residential                   $ 124.2    $ 123.3      $ 0.9       1
  Commercial                       68.3       66.3        2.0       3
  Industrial                       77.6       72.8        4.8       7
  Governmental                      4.0        4.1       (0.1)     (2)
                                -------    -------     ------
    Total retail                  274.1      266.5        7.6       3
  Sales for resale:
    Associated companies           29.1       66.6      (37.5)    (56)
    Non-associated companies       38.6       44.3       (5.7)    (13)
  Other                            (2.2)      (6.3)       4.1      65
                                -------    -------     ------
    Total                       $ 339.6    $ 371.1     $(31.5)     (8)
                                =======    =======     ======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                     1,427      1,438        (11)     (1)
  Commercial                        947        931         16       2
  Industrial                      1,439      1,364         75       5
  Governmental                       53         58         (5)     (8)
                                  -----      -----     ------
    Total retail                  3,866      3,791         75       2
  Sales for resale:
    Associated companies          1,359      3,250     (1,891)    (58)
    Non-associated companies        873      1,204       (331)    (27)
                                  -----      -----     ------
    Total                         6,098      8,245     (2,147)    (26)
                                  =====      =====     ======

     Electric operating revenues decreased in the first quarter of 1995 primarily due to lower sales for resale to associated companies caused by changes in generation availability and requirements among the System operating companies.

      The changes in electric operating revenue for the three months ended March 31, 1995 are as follows:

                                           Increase/
              Description                  (Decrease)
                                         (In Millions)
Change in base rates                         $  1.0
Rate riders                                     0.3
Fuel cost recovery                              4.2
Sales volume/weather                            2.1
Other revenue (including unbilled)              4.1
Sales for resale                              (43.2)
                                             ------
Total                                        $(31.5)
                                             ======

Expenses

      Operating expenses decreased in the first quarter of 1995 primarily due to lower fuel and fuel-related expenses and purchased power expenses partially offset by an increase in other operation and maintenance expenses. Fuel and purchased power expenses decreased due to the lower sales for resale to associated companies as noted in "Revenues and Sales" above. The increase in other operation and maintenance expenses is primarily the result of additional work being performed and use of materials during ANO 1's refueling outage which began in mid-February 1995 and lasted through the end of the quarter. In addition ANO 2 experienced a 30 day mid-cycle outage during the first quarter of 1995 which also required additional work and materials. See Note 1 for an additional discussion of ANO 2's mid-cycle outage.

GSU

Net Income

      Net income decreased in the first quarter of 1995 due primarily to reduced base revenues resulting from rate reductions ordered by the PUCT in September 1994 and March 1995, partially offset by increased energy sales.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1995 and 1994 are discussed under "Revenues and Sales" and "Expenses" below.

Revenue and Sales

      See table below for information on GSU's operating revenues by source and KWH sales.

                                Three Months Ended  Increase/
Description                       1995      1994    (Decrease)    %
                                            (In Millions)
Electric Department
Operating revenues:
  Residential                   $ 116.5    $ 123.8    $ (7.3)    (6)
  Commercial                       92.3       94.7      (2.4)    (3)
  Industrial                      142.3      153.0     (10.7)    (7)
  Governmental                      6.2        6.3      (0.1)    (2)
                                -------    -------    ------
    Total retail                  357.3      377.8     (20.5)    (5)
  Sales for resale:
    Associated companies           10.2        9.3       0.9     10
    Non-associated companies       14.8        9.1       5.7     63
  Other                            (3.5)       5.9      (9.4)  (159)
                                -------    -------    ------
    Total Electric Department   $ 378.8    $ 402.1    $(23.3)    (6)
                                =======    =======    ======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                     1,561      1,601        (40)    (2)
  Commercial                      1,342      1,307         35      3
  Industrial                      3,670      3,575         95      3
  Governmental                       88         74         14     19
                                  -----      -----        ---
    Total retail                  6,661      6,557        104      2
  Sales for resale:
    Associated companies            501        398        103     26
    Non-associated companies        473        143        330    231
                                  -----      -----        ---
    Total Electric Department     7,635      7,098        537      8
  Steam Department                  397        410        (13)    (3)
                                  -----      -----        ---
    Total                         8,032      7,508        524      7
                                  =====      =====        ===

     Operating revenues decreased in the first quarter of 1995 due primarily to reduced base revenues resulting from rate reductions ordered by the PUCT in September 1994 and March 1995 (see Note 2 for further discussion) in addition to reduced fuel
revenue.   These decreases were partially offset by increased
energy sales. Energy sales increased primarily due to increased sales for resale as a result of GSU's participation in the System power pool and non-weather related growth in the non-residential markets.

     The changes in electric operating revenue for the three months ended March 31, 1995 are as follows:

                                                    Increase/
                      Description                  (Decrease)
                                                  (In Millions)
       Change in base rates                          $(18.7)
       Fuel cost recovery                             (14.1)
       Sales volume/weather                             2.6
       Other revenue (including unbilled)               0.3
       Sales for resale                                 6.6
                                                     ------
       Total                                         $(23.3)
                                                     ======
Expenses

       Operating expenses decreased primarily due to lower purchased power expenses. Purchased power decreased in the first quarter of 1995 due primarily to changes in generation
availability   and   requirements  among  the  System   operating
companies.

LP&L

Net Income

      Net income remained relatively unchanged in the first quarter of 1995. This is due primarily to the completion in the second quarter of 1994 of the amortization of the proceeds resulting from litigation with a gas supplier, partially offset by increased sales for resale to non-associated utilities.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1995 and 1994 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      Detailed below are LP&L's operating revenues by source and KWH sales.

                                Three Months Ended  Increase/
Description                       1995      1994    (Decrease)     %
                                            (In Millions)
Electric Operating Revenues:
  Residential                    $ 111.9    $124.9   $(13.0)     (10)
  Commercial                        76.0      80.8     (4.8)      (6)
  Industrial                       148.9     159.9    (11.0)      (7)
  Governmental                       7.7       7.9     (0.2)      (3)
                                 -------    ------   ------
    Total retail                   344.5     373.5    (29.0)      (8)
  Sales for resale:
    Associated companies             0.2       0.1       0.1     100
    Non-associated companies        10.0       6.8       3.2      47
  Other                             (1.7)      3.4      (5.1)   (150)
                                 -------    ------    ------
    Total                        $ 353.0    $383.8    $(30.8)     (8)
                                 =======    ======    ======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                      1,587     1,680       (93)     (6)
  Commercial                       1,019     1,028        (9)     (1)
  Industrial                       4,079     3,977       102       3
  Governmental                       110       107         3       3
                                   -----     -----       ---
    Total retail                   6,795     6,792         3       -

  Sales for resale:
    Associated companies              10         3         7     233
    Non-associated companies         214       125        89      71
                                   -----     -----       ---
    Total                          7,019     6,920        99       1
                                   =====     =====       ===


        Electric operating revenues were lower in the first quarter of 1995 primarily due to lower fuel adjustment revenues, which do not affect net income. In addition, completion of the amortization of the proceeds resulting from litigation with a gas supplier in the second quarter of 1994 resulted in decreased other operating revenues for the first quarter of 1995, partially offset by higher sales to non-associated utilities.

      The changes in electric operating revenue for the three months ended March 31, 1995 are as follows:

                                                   Increase/
                      Description                  (Decrease)
                                                 (In Millions)
       Change in base rates                          $  0.8
       Fuel cost recovery                             (26.3)
       Sales volume/weather                            (3.4)
       Other revenue (including unbilled)              (5.2)
       Sales for resale                                 3.3
                                                     ------
       Total                                         $(30.8)
                                                     ======

Expenses

      Operating expenses decreased for the first quarter of 1995 primarily due to lower fuel and purchased power expenses. Fuel for electric generation and fuel-related expenses decreased primarily due to a lower per unit cost for gas fuel partially offset by an increase in gas fired generation. The decrease in purchased power expenses is primarily due to changes in generation availability and requirements among the System operating companies.


MP&L

Net Income

      Net income increased in the first quarter of 1995 due primarily to a decrease in other operation and maintenance expenses and an increase in sales for resale. These increases were partially offset by lower retail revenues due to the effects of the March 1994 rate reduction.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1995 and 1994 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      Detailed below are MP&L's operating revenues by source and KWH sales.

                                Three Months Ended  Increase/
Description                       1995      1994    (Decrease)   %
                                            (In Millions)
Electric Operating Revenues:
  Residential                     $ 67.1    $ 76.1   $ (9.0)    (12)
  Commercial                        55.6      58.4     (2.8)     (5)
  Industrial                        40.2      44.1     (3.9)     (9)
  Governmental                       6.5       6.6     (0.1)     (2)
                                  ------    ------    -----
    Total retail                   169.4     185.2    (15.8)     (9)
  Sales for resale:
    Associated companies             6.6       5.1      1.5      29
    Non-associated companies         4.2       3.0      1.2      40
  Other                             13.1      (5.9)    19.0     322
                                  ------    ------    -----
    Total                         $193.3    $187.4    $ 5.9       3
                                  ======    ======    =====

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                        933       976      (43)     (4)
  Commercial                         724       683        41       6
  Industrial                         723       692        31       4
  Governmental                        78        77         1       1
                                   -----     -----       ---
    Total retail                   2,458     2,428        30       1
  Sales for resale:
    Associated companies             159        56       103     184
    Non-associated companies         140        76        64      84
                                   -----     -----       ---
    Total                          2,757     2,560       197       8
                                   =====     =====       ===

      Electric operating revenues increased in the first quarter of 1995 due to increased sales for resale and other revenues, partially offset by lower retail revenues. Sales for resale increased primarily due to changes in generation availability and requirements among the System operating companies. Other revenues increased primarily due to Grand Gulf over/under recovery, which does not affect net income. Retail revenues decreased primarily due to the effects of the March 1994 rate reduction.

     The changes in electric operating revenue for the three months ended March 31, 1995 are as follows:

                                                    Increase/
                      Description                  (Decrease)
                                                 (In Millions)
       Change in base rates                         $ (4.9)
       Grand Gulf rate rider                          (7.7)
       Fuel cost recovery                             (4.1)
       Sales volume/weather                            0.9
       Other revenue (including unbilled)             19.0
       Sales for resale                                2.7
                                                    ------
       Total                                        $  5.9
                                                    ======
Expenses

      Operating  expenses increased primarily  due  to  increased amortization  of  rate  deferrals  and  increased  income  taxes,
partially   offset  by  lower  other  operation  and  maintenance
expenses.

     Other operation and maintenance expenses decreased primarily due to increased maintenance incurred at various plant sites during the first quarter of 1994.

     Income taxes increased in the first quarter of 1995 due to a higher pre-tax income.

      The amortization of rate deferrals increased in the first quarter of 1995 reflecting the fact that MP&L, based on the Revised Plan, collected more Grand Gulf 1-related costs from its customers in the first quarter of 1995 than it recovered in the same period in 1994.


NOPSI

Net Income

      Net income increased in the first quarter of 1995 due primarily to a provision for rate reduction that was recorded in the first quarter of 1994, partially offset by a permanent rate reduction that took effect on January 1, 1995.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1995 and 1994 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      Detailed below are NOPSI's operating revenues by source and KWH sales.

                                Three Months Ended  Increase/
Description                       1995      1994    (Decrease)   %
                                            (In Millions)
Electric Operating Revenues:
  Residential                    $ 21.8     $ 28.0   $ (6.2)    (22)
  Commercial                       32.5       39.0     (6.5)    (17)
  Industrial                        5.1        6.3     (1.2)    (19)
  Governmental                     10.7       13.9     (3.2)    (23)
                                 ------     ------   ------
    Total retail                   70.1       87.2    (17.1)    (20)
  Sales for resale:
    Associated ompanies             1.3        0.1      1.2       *
    Non-associated companies        1.9        1.3      0.6      46
  Other                             4.8       (9.7)    14.5     149
                                 ------     ------   ------
    Total                        $ 78.1     $ 78.9   $ (0.8)     (1)
                                 ======     ======   ======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                       352        367       (15)     (4)
  Commercial                        440        457       (17)     (4)
  Industrial                        123        119         4       3
  Governmental                      210        210         -       -
                                  -----      -----       ---
    Total retail                  1,125      1,153       (28)     (2)
  Sales for resale:
    Associated companies             66          2        64       *
    Non-associated companies         60         27        33     122
                                  -----      -----       ---
    Total                         1,251      1,182        69       6
                                  =====      =====       ===

   *  Increase greater than 200 percent.

      Electric operating revenues decreased in the first quarter due primarily to a decrease in retail base revenues and lower fuel adjustment revenues. Retail base revenues decreased as a result of the rate reduction in accordance with the 1994 NOPSI Settlement as well as lower sales of energy due to warmer than normal winter weather. These decreases were partially offset by a reserve for revenue reduction recorded in the first quarter of 1994 and increased sales for resale to associated companies.

      The changes in electric operating revenue for the three months ended March 31, 1995 are as follows:

                                                    Increase/
                      Description                  (Decrease)
                                                  (In Millions)
      Change in base rates                           $ (6.8)
      Fuel cost recovery                               (5.7)
      Sales volume/weather                             (1.5)
      Other revenue (including unbilled)               (2.9)
      1994 Provision for revenue reduction             14.3
      Sales for resale                                  1.8
                                                     ------
      Total                                          $ (0.8)
                                                     ======

For the first quarter of 1995, gas operating revenues decreased due primarily to decreased gas sales in the first quarter as a result of a warmer winter than the prior year, the rate reduction agreed to in the 1994 NOPSI Settlement, and a lower unit puchase price for gas purchased for resale.

Expenses

      Fuel for electric generation and fuel-related expenses decreased in the first quarter of 1995 due primarily to a decrease in gas purchased for resale. Gas purchased for resale decreased for the first quarter of 1995 due primarily to decreased gas sales and a lower unit purchase price.

      Purchased power expenses decreased in the first quarter of 1995 due primarily to changes in generation requirements among the System operating companies and lower costs.

      Income taxes increased in the first quarter of 1995 due primarily to higher pre-tax income.

      The decrease in the amortization of rate deferrals in the first quarter of 1995 is primarily a result of reduced over-recovery of Grand Gulf-1 related costs in 1995 compared to 1994.

SYSTEM ENERGY

Net Income

      Net income increased in the first quarter of 1995 due primarily to increased revenues and a reduction in interest expense, partially offset by an increase in operation and maintenance expenses, depreciation, amortization and decommissioning expense.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1995 and 1994 are discussed under "Revenues" and "Expenses" below.

Revenues

      Operating revenues recover operating expenses, depreciation and capital costs attributable to Grand Gulf 1. The capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf 1.

      Operating revenues increased in the first quarter of 1995 due primarily to increased expenses in connection with a Grand Gulf 1 refueling outage and higher depreciation, amortization, and decommissioning expense offset by a lower return on System Energy's decreasing investment in Grand Gulf 1 (caused by depreciation of the unit).

Expenses

     Operation and maintenance expenses increased in the first quarter of 1995 principally as a result of a refueling outage which began April 15, 1995.

      Depreciation, amortization, and decommissioning expense increased in the first quarter of 1995 due primarily to an increase of $2 million in amortization expense as a result of the reclassification of $81 million of Grand Gulf costs in the November 1994 FERC Settlement.

      Interest expense decreased in the first quarter of 1995 due primarily to the retirement and refinancing of high-cost long-term debt.

              SIGNIFICANT FACTORS AND KNOWN TRENDS


Entergy Corporation, AP&L, GSU, LP&L, MP&L, and NOPSI

Competition

       The electric utility industry, including Entergy, is experiencing increased competitive pressures. Entergy is seeking to become a leading competitor in the changing electric energy business. Competition presents Entergy with many challenges. The following have been identified by Entergy as its major competitive challenges.

Retail and Wholesale Rate Issues

      Increasing competition in the utility industry brings an increased need to stabilize or reduce retail rates. The retail regulatory philosophy is shifting in some jurisdictions from traditional cost-of-service regulation to incentive-rate regulation. Incentive and performance-based rate plans encourage efficiencies and productivity while permitting utilities and their customers to share in the results. MP&L implemented an incentive-rate plan in 1994 and LP&L filed a performance-based formula rate plan with the LPSC in August 1994 which is pending final approval from the LPSC. GSU agreed to shared-savings plans as part of the Merger. Recognizing that many industrial customers have energy alternatives, Entergy continues to work with these customers to address their needs. In certain cases, competitive prices are negotiated, using variable-rate designs.

      In a settlement with the Council that was approved on December 29, 1994, NOPSI agreed to reduce electric and gas rates and issue credits and refunds to customers. Effective January 1, 1995, NOPSI implemented a $31.8 million permanent reduction in electric base rates and a $3.1 million permanent reduction in gas base rates. On January 1, 1995, NOPSI also implemented a $10 million permanent reduction in electric base rates to reflect the reduced costs related to Grand Gulf 1, to be followed by an additional $4.4 million rate reduction on October 31, 1995. These Grand Gulf 1 rate reductions, which are expected to be largely offset by lower operating costs, may reduce NOPSI's after-tax net income by approximately $1.4 million per year beginning November 1, 1995. For additional information, see pages 73, 79, 97, 285, 290, and 295 of the Form 10-K.

      LP&L's five-year rate freeze expired in March 1994. In August 1994, LP&L filed a performance-based formula rate plan with the LPSC. The proposed formula rate plan would continue existing LP&L rates at current levels, while providing financial incentive to reduce costs and maintain high levels of customer satisfaction and system reliability. Hearings were held on the LP&L proposed performance-based formula rate plan in March 1995. On April 20, 1995 the LPSC Staff recommended a $49.4 million reduction in base rates. This recommended rate reduction included $8.5 million of rates previously reduced through fuel clause reductions; therefore, the net effect of the recommended reduction is $40.9 million. The LPSC Staff recommended the approval of LP&L's proposed formula rate plan with the following modifications. An earnings band would be established from a 10.4% to a 12% return on equity. If LP&L's earnings fall within the bandwidth, no adjustment in rates occurs. If LP&L's earnings are above the 12% return on equity, a 60/40 sharing with customers occurs and customers receive 60% of earnings in excess of the 12% through prospective rate reductions. Alternatively, if LP&L's earnings are below the 10.4% return on equity, customers pay 60% of the difference between the realized return on equity and the 10.4% through prospective rate increases. The LPSC Staff's recommendation also included a reduction in LP&L's authorized rate of return from 12.76% to 11.2%. The LPSC is expected to issue a final order in late May 1995.

      In connection with the Merger, AP&L and MP&L agreed with their respective retail regulators not to request any general retail rate increases that would take effect before November 1998, with certain exceptions. MP&L also agreed that during this period retail base rates under its formula rate plan would not be increased above the level of rates in effect on November 1, 1993. GSU agreed with the LPSC and PUCT to a five-year Rate Cap (beginning January 1, 1994) on retail electric rates, and to pass through to retail customers the fuel savings and a certain percentage of the nonfuel savings created by the Merger. Under the terms of their respective Merger agreements, the LPSC and PUCT have reviewed GSU's base rates during the first post-Merger earnings analysis. The LPSC ordered a $12.7 million annual rate reduction effective January 1, 1995. GSU received an injunction delaying implementation of $8.3 million of the reduction and on January 1, 1995, reduced rates by $4.4 million. The entire $12.7 million is being appealed. On March 20, 1995, the PUCT ordered a $72.9 million annual base rate reduction for the period March 31, 1994 through September 1, 1994, decreasing to an annual base rate reduction of $52.9 million after September 1, 1994. In accordance with the Merger agreement, the rate reduction is applied retroactively to March 31, 1994. The rate reduction is being appealed, and no assurance can be given as to the timing or outcome of the appeal. See Note 2 for further information.

      Retail wheeling, the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the electric utility's area of service, is also evolving. Over a dozen states have been or are studying the concept of retail competition.

      In April 1994, the state of Michigan initiated a five-year experiment that would allow limited competition among public utilities. The experiment is currently being challenged in the courts. In April 1994, the California Public Utilities Commission (CPUC) proposed to deregulate that state's electric power industry, starting on January 1, 1996, to allow the largest industrial customers to select the lowest cost supplier for electricity service. Under the proposal, by the year 2002, smaller companies and residential customers in California would also be able to buy power from any suppliers. The CPUC is currently reviewing its proposal. The retail market for electricity is expected to become more competitive with such moves toward deregulation and with greater focus on customer choice.

    On April 21, 1995, a newly incorporated entity, Crescent City Utilities, Inc., submitted the Council a draft resolution intended to permit the use of NOPSI's gas and electric transmission and distribution facilities by any other franchised utility to supply electricity and gas to retail customers in New Orleans. On April 27, 1995, the Council issued a statement noting that the Council had played no role in the development of the resolution, that it had not received the document formally and that no hearings are scheduled to address its merits. However, the Council later stated its intention to schedule public hearings to consider competition in the electric utility service industries and retail electric industry.

      In some areas of the country, municipalities (or comparable entities) whose residents are served at retail by an investor-owned utility pursuant to a franchise are exploring the possibility of establishing new distribution systems in order to serve retail customers, especially large industrial customers, that currently receive service from an investor-owned utility. These options depend on the terms of a utility's franchise as well as on state law and regulation. In addition, FERC's authority to order utilities to transmit for a new or expanding municipal system is limited in certain respects. Where successful, however, the establishment of a municipal system or the acquisition by a municipal system of a utility's customers could result in the inability to recover costs that the utility has incurred in serving those customers.

      In mid-1994, FERC issued a notice of proposed rulemaking concerning a regulatory framework for dealing with recovery of stranded costs, such as high-cost nuclear generating units, which may be incurred by electric utilities as a result of increased competition. In addition to addressing recovery of stranded costs related to wholesale service, the proposal requested comment as to recovery of retail stranded costs in transmission rates where state regulatory authorities failed to address the issue or were in conflict. On March 29, 1995, FERC issued a supplemental notice of proposed rulemaking in this proceeding which would require public utilities to provide non-discriminatory open access transmission service to wholesale customers, and which would also provide guidance on the recovery of wholesale and retail stranded costs. Under the proposal, public utilities would be required to file transmission tariffs for both point-to-point and network services. Model transmission tariffs were included in the proposal. With regard to pending proceedings, including Entergy's tariff proceeding, FERC directed the parties to proceed with their cases while taking into account FERC's views expressed in the proposed rule. Comments will be filed in August 1995, with reply comments in October 1995. The risk of exposure to stranded costs which may result from competition in the industry will depend on the extent and timing of retail competition, the resolution of jurisdictional issues concerning stranded cost recovery, and the extent to which such costs are recovered from departing or remaining customers, among other matters.

      Cogeneration projects developed or considered by certain of GSU's industrial customers over the last several years have resulted in GSU developing and securing approval of rates lower than the rates previously approved by the PUCT and LPSC for such industrial customers. Such rates are designed to retain such customers, and to compete for and develop new loads, and do not presently recover GSU's full cost of service. The pricing agreements at non-full cost of service based rates fully recover all related costs but provide only a minimal return. Substantially all of such pricing agreements expire no later than 1997. In the first quarter of 1995, KWH sales to GSU's industrial customers at non-full cost of service rates, which make up approximately 25% of GSU's total industrial class, decreased 2%. Sales to the remaining GSU industrial customers increased 4%.

      In March 1995, LP&L received notice from a large industrial customer that the customer has decided to proceed with its proposed cogeneration project for the purpose of fulfilling its future electric energy needs. The customer will continue to purchase its energy requirements until its cogeneration facilities are completed, which is expected to be sometime after 1999. During 1994, this customer represented approximately 8% of total LP&L industrial sales, and provided $19 million of base revenue.

      In the wholesale rate area, FERC approved in 1992, with certain modifications, the proposal of AP&L, LP&L, MP&L, NOPSI, and Entergy Power to sell wholesale power at market-based rates and to provide to electric utilities "open access" to the System's transmission system (subject to certain requirements).
GSU was later added to this filing. On October 31, 1994, as amended on January 25, 1995, Entergy Services filed with FERC revised transmission tariffs intended to provide access to transmission service on the same or comparable bases, terms, and conditions as the System operating companies, and the matter is pending. Open access and market pricing, once they take effect, will increase marketing opportunities for the System, but will also expose the System to the risk of loss of load or reduced revenues due to competition with alternative suppliers.

      In light of the rate issues discussed above, Entergy is aggressively reducing costs to avoid potential earnings erosions that might result as well as to compete successfully by becoming a low-cost producer. In 1994, Entergy announced a restructuring program related to certain of its operating units. This program is designed to reduce costs and improve operating efficiencies. See pages 117, 155, 201, 238, and 306 of the Form 10-K and Note 7 for further information. Also, in response to an increasingly competitive environment, AP&L, LP&L, MP&L, and NOPSI have announced intentions to revise their initial least-cost planning activities, and GSU is continuing to work with the Council and PUCT regarding integrated resource planning.

                  The Energy Policy Act of 1992

      The Energy Policy Act of 1992 (EP Act) addresses a wide range of energy issues and is altering the way Entergy and the rest of the electric utility industry operate. The EP Act encourages competition and affords utilities the opportunities and the risks associated with an open and more competitive market environment. The EP Act creates exemptions from regulation under the Public Utility Holding Company Act of 1935 (Holding Company
Act) and creates a class of exempt wholesale generators consisting of utility affiliates and nonutilities that are owners and operators of facilities for the generation and transmission of power for sales at wholesale. The EP Act also gives FERC the authority to order investor-owned utilities, including the System operating companies, to transmit power and energy to or for wholesale purchasers and sellers. The law creates the potential for electric utilities and other power producers to gain increased access to the transmission systems of other entities to facilitate wholesale sales. Both the System operating companies and Entergy Power expect to compete in this market. In addition, the EP Act allows utilities to own and operate foreign generation, transmission, and distribution facilities. See "Nonregulated Investments" below for further information.

           Public Utility Holding Company Act of 1935

      Entergy Corporation, along with 10 other electric utility holding companies, recently asked Congress to repeal the Holding Company Act. The Holding Company Act requires oversight by the SEC of many business practices and activities of utility holding companies and their subsidiaries including, among other things, nonutility activities. Entergy Corporation believes that the Holding Company Act inhibits its ability to compete in the evolving electric energy marketplace, and largely duplicates the oversight activities already performed by FERC and state and local public service commissions.

Litigation and Regulatory Proceedings

      See Note 1 for information on the bankruptcy proceedings of Cajun and litigation with Cajun concerning Cajun's ownership interest in River Bend and the related possible material adverse effects on GSU's financial condition.

      See Note 2 for information on the possible material adverse effects on GSU's financial condition and results of operations due to $467 million of potential net of tax write-offs, and $156 million in refunds of previously collected revenue. These possible write-offs and refunds are in connection with outstanding appeals and remands regarding the River Bend plant and rate deferrals.

Entergy Corporation and GSU

      The acquisition of GSU by Entergy Corporation was the largest electric utility merger in United States history. Entergy expects to achieve $850 million in fuel cost savings and $670 million in operation and maintenance expense savings over 10 years as a result of the Merger. Although common shareholders experienced some dilution in earnings as a result of the Merger, Entergy believes that the Merger will ultimately be beneficial to common shareholders in terms of strategic benefits as well as economies and efficiencies produced. For further information, see pages 117-118 and 201 of the Form 10-K.

Nonregulated Investments

      As discussed on pages 3 and 4 of the Form 10-K, Entergy Corporation continues to consider opportunities to expand its utility and utility-related businesses that are not regulated by state and local regulatory authorities (nonregulated businesses). Entergy Corporation's investment strategy is to invest in nonregulated business opportunities that have the potential to earn a greater rate of return than its regulated utility operations, and Entergy Corporation may invest up to approximately $150 million per year for the next several years in nonregulated businesses. On March 31, 1995, Entergy Corporation, through its subsidiary, Entergy Power Development Company (EPDC), entered into an agreement with Enron Power Development Corporation, a subsidiary of Enron Corporation, to acquire a 20% interest in the Dabhol Power Project (Project) located in the State of Maharashtra, India. The Project is a 695 megawatt combined cycle facility which will burn distillate as its fuel. Entergy made an initial investment in the Project of approximately $20.5 million. The total Project is estimated to cost approximately $920 million. The Project is fully financed and under construction with commercial operation expected by the end of 1997. At the time of commercial operations EPDC will have invested approximately $90 million in the Project. In addition to its investment EPDC has committed to cover its pro rata share of cost overruns up to approximately $30 million, if they are incurred.

     As discussed on page 3 of the Form 10-K, Entergy Corporation requested authorization from the SEC to convert the debt obligation of Entergy Power into equity. On April 18, 1995, Entergy Corporation received authorization from the SEC to consummate this transaction.

      In the first three months of 1995, Entergy Corporation's nonregulated investments reduced consolidated net income by approximately $11.4 million. As of March 31, 1995, Entergy
Corporation's investment in nonregulated businesses totaled $446.6 million. In the near term, these investments are unlikely to have a positive effect on earnings; but management believes that these investments will contribute to future earnings growth.

ANO Matters

      ANO 2 experienced a forced outage for repair of certain steam generator tubes in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages in September 1992, May 1993, April 1994, and January 1995. AP&L's budgeted maintenance expenditures were adequate to cover the cost of such repairs. Beginning in January 1995, ANO 2's output has been reduced 15 megawatts or 1.6% due to secondary side fouling, tube plugging, and reduction of primary temperature. Entergy Operations continues to take steps at ANO 2 to reduce the number and severity of future tube cracks. In addition, Entergy Operations continues to meet with the NRC to discuss such steps and results of inspections of the generator tubes, as well as the timing of future inspections. Additional inspections are planned for the normal refueling outage scheduled for October 1995.

Deregulated Portion of River Bend

      As of March 31, 1995, GSU had not recovered a significant amount of its investment in, or received any return associated with, the portion of River Bend included in the deregulated asset plan in Louisiana and the portion of River Bend placed in abeyance as part of the Texas rate order which went into effect in July 1988. See Note 2 for further information. Future earnings will continue to be adversely affected by the lack of full recovery and return on the investment and other costs associated with River Bend.

      For the three months ended March 31, 1995, GSU recorded revenues resulting from the sale of electricity from the deregulated asset plan of approximately $7.9 million which, absent the deregulated asset plan, would not have been realized. Operation and maintenance expenses, including fuel, were approximately $8.3 million, and depreciation expense associated with the deregulated asset plan investment was approximately $4.6 million for the three months ended March 31, 1995. The operation and maintenance expenses and depreciation expense allocated to the deregulated asset plan as detailed above would have been incurred at River Bend with or without the deregulated asset plan. The future impact of the deregulated asset plan on GSU's results of operations and financial position will depend on River Bend's future operating costs, the unit's efficiency and availability, and the future market for energy over the remaining life of the unit. Based on current estimates of the factors discussed above, GSU anticipates that future revenues from the deregulated asset plan will fully recover all related costs.

Property Tax Exemptions

      Exemptions from the payment of Louisiana local property taxes on Waterford 3 and River Bend, which have been in effect for 10 years for each of the plants, will expire in December 1995 and December 1996, respectively. LP&L and GSU are working with taxing authorities to determine the method for calculating the amount of the property taxes to be paid when the exemptions expire. LP&L believes that assessed property taxes will be recovered from its customers through rates. GSU believes that assessed property taxes allocated to its retail jurisdictions will be recovered from those customers through rates.

Environmental Issues

    GSU has been notified by the U. S. Environmental Protection Agency (EPA) that it has been designated as a potentially responsible party for the cleanup of certain hazardous waste disposal sites. GSU is currently negotiating with the EPA and state authorities regarding the cleanup of some of these sites. Several class action and other suits have been filed in state and federal courts seeking relief from GSU and others for damages caused by the disposal of hazardous waste and for asbestos-
related  disease  allegedly  resulting  from  exposure   on   GSU
premises. While the amounts at issue in the cleanup efforts and suits may be substantial, GSU believes that its results of
operations   and  financial  condition  will  not  be  materially
affected by the outcome of the suits. Through March 31, 1995, GSU has expended $7.5 million cumulatively on the cleanup. As of March 31, 1995, GSU has a remaining recorded liability of $20.7 million related to the cleanup of six sites at which GSU has been
designated a potentially responsible party.   See pages 35-36, 39-
40, and 196-197 of the Form 10-K for additional discussion of the
sites  in  which  GSU  has  been  designated  as  a   potentially
responsible party by the EPA.

      During 1993, the Louisiana Department of Environmental Quality issued new rules for solid waste regulation, including waste water impoundments. LP&L has determined that certain of its power plant waste water impoundments are affected by these regulations and has chosen to either upgrade or close them. As a result, LP&L had a remaining recorded liability in the amount of $14.2 million at March 31, 1995, for waste water upgrades and closures to be completed by 1996. Cumulative expenditures relating to the upgrades and closures of waste water impoundments are $1.3 million as of March 31, 1995. See pages 37 and 233 of the Form 10-K for additional discussions of LP&L's waste water impoundment upgrades and closures.

Accounting Issues

      New Accounting Standard - In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) effective January 1,
1996. This standard describes circumstances which may result in assets being impaired and provides criteria for recognition and measurement of asset impairment. See Notes 2 and 7 for information regarding the potential impacts of the new accounting standard on Entergy.

      Continued Application of SFAS 71 - As a result of the EP Act and actions of regulatory commissions, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. The System's financial statements currently reflect, for the most part, assets and costs based on current cost-based ratemaking regulations, in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Continued applicability of SFAS 71 to the System's financial statements requires that rates set by an independent regulator on a cost-of-service basis can actually be charged to and collected from customers.

      In the event that either all or a portion of a utility's operations cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation or a change in the competitive environment for the utility's regulated services, the utility should discontinue application of SFAS 71 for the relevant portion. That discontinuation should be reported by elimination from the balance sheet of the effects of any actions of regulators recorded as regulatory assets and liabilities.

      As of March 31, 1995, and for the foreseeable future, the System's financial statements continue to follow SFAS 71, except for certain portions of GSU's business (see page 88 of the Form
10-K for additional information).

   Accounting for Decommissioning Costs - The staff of the SEC has questioned certain of the accounting practices of the electric utility industry regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the FASB is currently reviewing the accounting for decommissioning. If current electric utility industry accounting practices for such decommissioning are changed, annual provisions for decommissioning could increase, the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

              ENTERGY CORPORATION AND SUBSIDIARIES
                   PART II. OTHER INFORMATION



Item 1.  Legal Proceedings

System Agreement

Entergy Corporation, AP&L, GSU, LP&L, MP&L, and NOPSI

      See page 16 of the Form 10-K for a discussion related to FERC's proceeding to consider whether the System Agreement permits certain out-of-service generating units to be included in reserve equalization calculations under Service Schedule MSS-1 of that agreement. On March 3, 1995, a FERC ALJ issued an opinion holding that the practice whereby the System operating companies included the out-of-service units in the reserve equalization calculations during the period 1987 through 1993 was not permitted by Service Schedule MSS-1 and, therefore, constituted a violation of the System Agreement. However, the ALJ found that the violation was in good faith and had benefited the customers of the System as a whole. Accordingly, the ALJ determined that no retroactive refunds by any of the System operating companies should be ordered. The ALJ also held that the System Agreement should be amended to allow out-of-service units to be included in reserve equalization, as proposed by the Offer of Settlement filed on February 16, 1994.

      The ALJ's order is subject to review by the FERC. If the FERC concurs with the finding that the System Agreement was violated, it would have the discretion, notwithstanding the ALJ's recommendation, to order that refunds be made. If that were to occur, certain System operating companies might be required to refund some or all of the amount by which they were underbilled pursuant to the System Agreement as a result of the inclusion of the out-of-service units in the reserve equalization formula. The System operating companies cannot determine at this time whether they would be authorized to recover through retail rates any amounts associated with refunds that might be ordered by the FERC in this proceeding. Briefs on exceptions to the ALJ's initial decision were filed on April 3, 1995 by Entergy Services, the LPSC, the MPSC, the Mississippi Attorney General, FERC staff and other parties. Briefs opposing exceptions were filed on April 24, 1995.

      See page 16-17 of the Form 10-K for a discussion of the LPSC's complaint filed with FERC alleging that the System
Agreement results in unjust and unreasonable rates. On April 24, 1995, Entergy filed a response to the LPSC's complaint.

Open Access Transmission

Entergy Corporation, AP&L, GSU, LP&L, MP&L, and NOPSI

      See page 17 of the Form 10-K for a discussion of various petitions filed with D.C. Circuit related to FERC's 1992 orders regarding open access transmission and the sale of wholesale power at market-based rates. On March 29, 1995, FERC issued a supplemental notice of proposed rulemaking which would require public utilities to provide non-discriminatory open access transmission service to wholesale customers, and which would also provide guidance on the recovery of wholesale and retail stranded costs. Under the proposal, public utilities would be required to file transmission tariffs for both point-to-point and network services. Model transmission tariffs were included in the proposal. With regard to pending proceedings, including Entergy's tariff proceeding, FERC directed the parties to proceed with their cases while taking into account FERC's views expressed in the proposed rule. Comments will be filed in August 1995, with reply comments in October 1995.


Merger-Related Proceedings

Entergy Corporation and GSU

     See page 31 of the Form 10-K for information relating to the proceeding pending before the NRC Atomic Safety and Licensing Board (ASLB), which was instigated by Cajun and concerns the two Merger-related NRC issued license amendments for River Bend. A hearing in the proceeding before the ASLB was scheduled to begin May 9, 1995. On April 11, 1995, on motion of all the parties to the proceeding, the ASLB issued an Order revising the hearing schedule. Pursuant to this new Order, the hearing will begin no earlier than 81 days after the ASLB's ruling on GSU's Motion for Summary Disposition, which is still pending. See pages 38-39 of the Form 10-K for information regarding other merger-related suits.

Cajun-Transmission Service

Entergy Corporation and GSU

      See Note 1 and also pages 108 and 193-194 of the Form 10-K for a discussion of FERC proceedings relating to GSU and Cajun transmission service charge disputes. In April 1995, the ALJ issued a ruling in the remanded portion of the proceeding, and the FERC is expected to issue an order in July 1995.

Flowage Easements Suits

AP&L and Entergy Services

      See page 39 of the Form 10-K for a discussion of lawsuits filed against AP&L and Entergy Services by numerous plaintiffs in connection with the operation of two dams during a period of heavy rainfall and flooding in May 1990. On March 9, 1995, the Arkansas District Court granted a petition to reopen proceedings relating to plaintiff claims for which the flowage easements did not apply. Such claims had been stayed previously by the Arkansas District Court. This matter is pending.

Panda Energy Corporation Complaint

    Entergy has received notification of the filing of an amended complaint by Panda Energy Corporation (Panda) against Entergy Enterprises, Inc., Entergy Power, Inc., Entergy Power Asia, Ltd., and Entergy Power Development Corporation in the Dallas District Court. The amended complaint alleges tortious interference with contractual relations, conspiracy, misappropriation of corporate opportunity, unfair competition and fraud, and constructive trust issues. Panda seeks damages of approximately $4.8 billion, of
which $3.6 billion  is  claimed  in  punitive  damages.   Entergy
believes  that  this  lawsuit  is   without   merit;  however, no
assurance can be given as to the timing or outcome of this matter.


Item 4.  Submission of Matters to a Vote of Security Holders

Amendment of Company Bylaws

MP&L

      On April 5, 1995, Entergy Corporation, the owner of all issued and outstanding shares of the common stock of MP&L, adopted a resolution to amend the second sentence of Section 11 of the bylaws of MP&L as follows: "The Vice Chairman and Chief Operating Officer of the Company shall also be a member of the Executive Committee." In addition the adopted resolution resolved that Edwin Lupberger, Jerry L. Maulden and Jerry D. Jackson shall continue as the members of the Executive Committee of MP&L until the next Annual Meeting of Shareholders of MP&L.


Item 5.  Other Information


PUCT Fuel Cost Review

GSU

      See Note 2 and also pages 22, 96 and 184 of the Form 10-K for a discussion of the PUCT's approval of GSU's settlement agreement of over- and under-recovery of fuel and purchased power expenses for the period October 1, 1991 through December 31, 1993. On April 17, 1995, the PUCT issued a final order approving the settlement.

Performance-Based Formula Rate Plan

Entergy Corporation and LP&L

     See Note 2 and pages 24-25, 95 and 224 of the Form 10-K, for a discussion of LP&L's performance-based formula rate plan filing with the LPSC. Hearings were held on the LP&L proposed performance-based formula rate plan in March 1995. On April 20, 1995 the LPSC Staff recommended a $49.4 million reduction in base rates. This recommended rate reduction included $8.5 million of rates previously reduced through fuel clause reductions; therefore, the net effect of the recommended reduction is $40.9 million. The LPSC Staff recommended the approval of LP&L's proposed formula rate plan with the following modifications. An earnings band would be established from a 10.4% to a 12% return on equity. If LP&L's earnings fall within the bandwidth, no adjustment in rates occurs. If LP&L's earnings are above the 12% return on equity, a 60/40 sharing with customers occurs and customers receive 60% of earnings in excess of the 12% through prospective rate reductions. Alternatively, if LP&L's earnings are below the 10.4% return on equity, customers pay 60% of the difference between the realized return on equity and the 10.4% through prospective rate increases. The LPSC Staff's recommendation also included a reduction in LP&L's authorized rate of return from 12.76% to 11.2%. The LPSC is expected to issue a final order in late May 1995.

February 1994 Ice Storm/Rate Rider

Entergy Corporation and MP&L

     See Note 2 and also pages 26, 95, 262 of the Form 10-K for a discussion of MP&L's rate recovery of the February 1994 ice storm damages. On April 28, 1995, MP&L filed for a rate increase of $2.9 million to be in effect for a four-year period beginning September 28, 1995, to recover costs related to the ice storm that were recorded after April 30, 1994. At the end of the four-year period, undepreciated ice storm capital costs recorded after April 30, 1994, will be treated consistently with undepreciated ice storm costs included under the September 1994 stipulation. MP&L's filing requested recovery of capital costs and deferred operating and maintenance expenses of approximately $14.2 million and $1 million, respectively. No assurance can be given as to the outcome of the filing.

Nonregulated Investments

Entergy Corporation

      As discussed on page 3 and 4 of the Form 10-K, Entergy Corporation continues to consider opportunities to expand its business, including opportunities in overseas power development. On March 31, 1995, Entergy Corporation, through its subsidiary, Entergy Power Development Company (EPDC), entered into an agreement with Enron Power Development Corp. (Enron), a subsidiary of Enron Corporation, to acquire a 20% interest in the Dabhol Power Project (Project) located in the State of Maharashtra, India. The Project is a 695 megawatt combined cycle facility which will burn distillate as its fuel. Entergy Corporation made an initial investment in the Project of approximately $20.5 million. The total Project is estimated to cost approximately $920 million. The Project is fully financed and under construction with commercial operation expected by the end of 1997. At the time of commercial operations EPDC will have invested approximately $90 million in the Project. In addition to its investment EPDC has committed to cover its pro rata share of cost overruns up to approximately $30 million, if they are incurred. See Note 1 for a discussion of EPDC's agreement with Enron to acquire a 20% interest in the Project.

     As discussed on page 3 of the Form 10-K, Entergy Corporation requested authorization from the SEC to convert the debt obligation of Entergy Power into equity. On April 18, 1995, Entergy Corporation received authorization from the SEC to consummate this transaction.

Labor Contract Negotiations

AP&L, GSU, and MP&L

      On June 24, 1995, GSU's labor union contract expires. Negotiations for a new GSU labor union contract began on April 24, 1995. The River Bend labor union employees' contract will be renegotiated separately in the near future. AP&L and MP&L's labor union contracts expire on October 1, 1995, and October 15, 1995, respectively. Although no contract negotiations are in process at present for AP&L and MP&L, renegotiations are expected in the near future.

Common Stock Price Range and Dividends

Entergy Corporation

      The shares of Entergy Corporation's common stock are listed on the New York, Chicago, and Pacific Stock Exchanges. The high and low sales prices of Entergy Corporation's common stock for the first quarter of 1995, as reported by The Wall Street Journal as composite transactions, were $24.75 and $20.00, respectively, per share.

      For the twelve months ended March 31, 1995, Entergy Corporation paid common stock dividends in an aggregate amount of $1.80 per share. As of March 31, 1995, the consolidated book value of a share of Entergy Corporation's common stock was $27.27 and the last reported sale price of Entergy Corporation's common stock on March 31, 1995, was $20 7/8 per share.

Earnings Ratios

AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy

      The System operating companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

                                 Twelve Months Ended
                                     December 31,                  March 31,
                     1990      1991      1992   1993      1994       1995
 Ratios of
 Earnings to Fixed
 Charges (a)

 AP&L                2.16      2.25      2.28   3.11(f)   2.32      2.18
 GSU                  .80(g)   1.56      1.72   1.54       .36(g)    .32(g)

 LP&L                2.32      2.40      2.79   3.06      2.91      2.89
 MP&L                2.42      2.36      2.37   3.79(f)   2.12      2.22
 NOPSI               2.73      5.66(e)   2.66   4.68(f)   1.91      2.23
 System Energy       2.10      1.74      2.04   1.87      1.23      1.47


                                 Twelve Months Ended
                                     December 31,                  March 31,
                       1990    1991      1992     1993     1994      1995
 Ratios of Earnings
 to Combined Fixed
 Charges and
 Preferred Dividends
 (a)(b)(c)

 AP&L                 1.81     1.87      1.86    2.54(f)   1.97      1.86

 GSU (d)               .59(g)  1.19      1.37    1.21       .29(g)    .26(g)

 LP&L                 1.87     1.95      2.18    2.39      2.43      2.42
 MP&L                 1.93     1.94      1.97    3.08(f)   1.81      1.91

 NOPSI                2.36     4.97(e)   2.36    4.12(f)   1.73      2.02

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

(e) Earnings for the year ended December 31, 1991 include the $90 million effect of the 1991 NOPSI Settlement.

(f)  Earnings  for the year ended December 31, 1993  include  $81 million, $52 million, and $18 million for AP&L, MP&L, and NOPSI, respectively, related to the change in accounting principle to provide for the accrual of estimated unbilled revenues.

(g) Earnings for the years ended December 31, 1994 and 1990, for GSU were not adequate to cover fixed charges by $144.8 million and $60.6 million, respectively. Earnings for the years ended December 31, 1994 and 1990, for GSU were not adequate to cover combined fixed charges and preferred dividends by $197.1 million and $165.1 million, respectively. Earnings for the twelve months ended March 31, 1995 for GSU were not adequate to cover fixed charges by $151.5 million. Earnings for the twelve months ended March 31, 1995 for GSU were not adequate to cover combined fixed charges and preferred dividends by $201.8 million.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

**  4(a) -    Tenth Supplemental Indenture, dated as of April  1,
              1995, to MP&L's Mortgage and Deed of Trust (filed as Exhibit A-2(l) to Rule 24 Certificate dated
              April 21, 1995 in File No. 70-7914).

**  4(b) -    Fifth Supplemental Indenture, dated as of April  1,
              1995,  to NOPSI's Mortgage and Deed of Trust (filed
              as  Exhibit 4(a) to Form 8-K dated April  26,  1995
              in File No. 0-5807).

    23(a) -   Consent of Friday, Eldredge & Clark.

    23(b) -   Consent   of   Monroe  &  Lemann  (A   Professional
              Corporation).

    23(c) -   Consent   of   Wise   Carter   Child   &   Caraway,
              Professional Association.

    23(d) -   Consent  of Clark, Thomas & Winters (A Professional
              Corporation).

    23(e) -   Consent of Sandlin Associates.

    27(a) - Financial Data Schedule for Entergy Corporation and Subsidiaries as of March 31, 1995.

    27(b) -   Financial  Data Schedule for AP&L as of  March  31,
              1995.

    27(c) -   Financial  Data Schedule for GSU as  of  March  31,
              1995.

    27(d) -   Financial  Data Schedule for LP&L as of  March  31,
              1995.

    27(e) -   Financial  Data Schedule for MP&L as of  March  31,
              1995.

    27(f) -   Financial  Data Schedule for NOPSI as of March  31,
              1995.

    27(g) -   Financial  Data Schedule for System  Energy  as  of
              March 31, 1995.

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

    99(c) -   LP&L's  Computation of Ratios of Earnings to  Fixed
              Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

    99(d) -   MP&L's  Computation of Ratios of Earnings to  Fixed
              Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

    99(e) -   NOPSI's Computation of Ratios of Earnings to  Fixed
              Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

    99(f) - System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

**  99(g) -   Annual    Reports   on   Form   10-K   of   Entergy
              Corporation,  AP&L,  GSU, LP&L,  MP&L,  NOPSI,  and
              System  Energy  for the fiscal year ended  December
              31,   1994,  portions  of  which  are  incorporated
              herein by reference as described elsewhere in  this
              document  (filed with the SEC in File Nos. 1-11299,
              1-10764,   1-2703,  1-8474,  0-320,   0-5807,   and
              1-9067, respectively).

**  99(h) -   Opinion  of Clark, Thomas & Winters, a professional
              corporation, dated September 30, 1992 regarding the effect of the October 1, 1991 judgment in GSU
              v.  PUCT  in  the District Court of Travis  County,
              Texas (99-1 in Registration No. 33-48889).

**  99(i) -   Opinion  of Clark, Thomas & Winters, a professional
              corporation,   dated  August  8,   1994   regarding
              recovery  of costs deferred pursuant to PUCT  order
              in   Docket  6525  (filed  as  Exhibit   99(j)   to
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 in File No. 1-2703).

    99(j) -   Opinion  of Clark, Thomas & Winters, a professional
              corporation,   confirming   its   opinions    dated
              September 30, 1992 and August 8, 1994.


___________________________

 * Reference is made to a duplicate list of exhibits being filed as a part of Form 10-Q for the quarter ended March 31, 1995, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with Form 10-Q for the quarter ended March 31, 1995.

**   Incorporated herein by reference as indicated.

     (b)   Reports on Form 8-K

     NOPSI

           A current report on Form 8-K, dated April 20, 1995, was filed with the SEC on April 26, 1995, reporting information under Item 5. "Other Events."

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



Date:  May 11, 1995