Form 10-Q
period 1995-06-30
ENTERGY CORP /DE/; ARKANSAS POWER & LIGHT CO; GULF STATES UTILITIES CO; LOUISIANA POWER & LIGHT CO /LA/; MISSISSIPPI POWER & LIGHT CO; NEW ORLEANS PUBLIC SERVICE INC; SYSTEM ENERGY RESOURCES INC
filed 1995-08-08
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1995

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

Yes     X      No

Common Stock Outstanding           Outstanding at July 31, 1995
Entergy Corporation    ($0.01 par value)     227,749,167

              ENTERGY CORPORATION AND SUBSIDIARIES
             INDEX TO QUARTERLY REPORT ON FORM 10-Q
                          June 30, 1995

                                                         Page
                                                        Number

Definitions                                                1
Financial Statements:
  Entergy Corporation and Subsidiaries:
    Statements of Consolidated Income                      3
    Statements of Consolidated Cash Flows                  4
    Consolidated Balance Sheets                            6
  Arkansas Power & Light Company:
    Statements of Income                                   8
    Statements of Cash Flows                               9
    Balance Sheets                                        10
  Gulf States Utilities Company:
    Statements of Income                                  12
    Statements of Cash Flows                              13
    Balance Sheets                                        14
  Louisiana Power & Light Company:
    Statements of Income                                  16
    Statements of Cash Flows                              17
    Balance Sheets                                        18
  Mississippi Power & Light Company:
    Statements of Income                                  20
    Statements of Cash Flows                              21
    Balance Sheets                                        22
  New Orleans Public Service Inc.:
    Statements of Income                                  24
    Statements of Cash Flows                              25
    Balance Sheets                                        26
  System Energy Resources, Inc.:
    Statements of Income                                  28
    Statements of Cash Flows                              29
    Balance Sheets                                        30
Notes to Financial Statements                             32
Management's Financial Discussion and Analysis            45
Part II:
  Item 1.  Legal Proceedings                              69
  Item 4.  Submission of Matters to a Vote of
     Security Holders                                     70
  Item 5.  Other Information                              71
  Item 6.  Exhibits and Reports on Form 8-K               75
Experts                                                   77
Signature                                                 78

This combined Form 10-Q is separately filed by Entergy Corporation, Arkansas Power & Light Company, Gulf States Utilities Company, Louisiana Power & Light Company, Mississippi Power & Light Company, New Orleans Public Service Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf, and no company makes any representation as to information relating to the other companies. This combined Form 10-Q supplements and updates the Form 10-K for the calendar year ended December 31, 1994, and the Form 10-Q for the quarter ended March 31, 1995, filed by the individual registrants with the SEC and should be read in conjunction therewith.

                           DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

ALJ                      Administrative Law Judge
ANO                      Arkansas   Nuclear  One  Steam  Electric
                         Generating Station
ANO 1                    Unit No. 1 of ANO
ANO 2                    Unit No. 2 of ANO
AP&L                     Arkansas Power & Light Company
APSC                     Arkansas Public Service Commission
Availability Agreement   Agreement, dated as of June 21, 1974, as
                         amended,  among System Energy and  AP&L,
                         LP&L,   MP&L,   and   NOPSI,   and   the
                         assignments thereof
Capital Funds Agreement  Agreement, dated as of June 21, 1974, as
                         amended,   between  System  Energy   and
                         Entergy Corporation, and the assignments
                         thereof
City of New Orleans or
 City                    New Orleans, Louisiana
Council                  Council  of  the  City of  New  Orleans,
                         Louisiana
D.C. Circuit             United  States Court of Appeals for  the
                         District of Columbia Circuit
Entergy Corporation      Entergy    Corporation,    a    Delaware
                         corporation,   successor   to    Entergy
                         Corporation, a Florida Corporation
Entergy Operations       Entergy  Operations, Inc., a  subsidiary
                         of    Entergy   Corporation   that   has
                         operating responsibility for ANO,  Grand
                         Gulf 1, River Bend, and Waterford 3
Entergy or System        Entergy   Corporation  and  its  various
                         direct and indirect subsidiaries
Entergy Power            Entergy  Power,  Inc., a  subsidiary  of
                         Entergy    Corporation   that    markets
                         capacity   and   energy   from   certain
                         generating facilities to other  parties,
                         principally non-affiliates, for resale
Entergy Services         Entergy Services, Inc.
FERC                     Federal Energy Regulatory Commission
First Quarter Form 10-Q  The combined Quarterly Report on Form 10-
                         Q  for the quarter ended March 31, 1995,
                         of   Entergy,  AP&L,  GSU,  LP&L,  MP&L,
                         NOPSI, and System Energy
Form 10-K                The  combined Annual Report on Form 10-K
                         for the year ended December 31, 1994, of
                         Entergy,  AP&L, GSU, LP&L, MP&L,  NOPSI,
                         and System Energy
G&R Bonds                General  and  Refunding  Mortgage  Bonds
                         issued and issuable by MP&L and NOPSI
Grand Gulf Station       Grand  Gulf  Steam  Electric  Generating
                         Station (nuclear)
Grand Gulf 1             Unit  No.  1  of the Grand Gulf  Station
                         (nuclear)
GSU                      Gulf States Utilities Company (including
                         wholly   owned  subsidiaries  -  Varibus
                         Corporation, GSG&T, Inc., Prudential Oil
                         &  Gas,  Inc., and Southern Gulf Railway
                         Company)
KWH                      Kilowatt-Hour(s)
Least Cost Plan          Least  Cost  Integrated  Resource   Plan
                         (combination of demand- and  supply-side
                         resources  to  be  used  by  Entergy  to
                         satisfy electricity demand)
LP&L                     Louisiana Power & Light Company
LPSC                     Louisiana Public Service Commission
Merger                   The combination transaction, consummated
                         on  December  31,  1993,  by  which  GSU
                         became    a   subsidiary   of    Entergy
                         Corporation   and  Entergy   Corporation
                         became a Delaware Corporation
Money Pool               System  Money Pool, which allows certain
                         System companies to borrow from, or lend
                         to, certain other System companies
MP&L                     Mississippi Power & Light Company
MPSC                     Mississippi Public Service Commission
NOPSI                    New Orleans Public Service Inc.
NRC                      Nuclear Regulatory Commission
Owner Participant        A  corporation that, in connection  with
                         the   Waterford  3  sale  and  leaseback
                         transactions, has acquired a  beneficial
                         interest  in a trust, the Owner  Trustee
                         of  which  is  the owner and  lessor  of
                         undivided interests in Waterford 3
Owner Trustee            Each   institution   and/or   individual
                         acting  as Owner Trustee under  a  trust
                         agreement  with an Owner Participant  in
                         connection   with the Waterford  3  sale
                         and leaseback transactions
PCB                      Polychlorinated biphenyls
PUCT                     Public Utility Commission of Texas
Rate Cap                 The  level of GSU's retail electric base
                         rates in effect at December 31, 1993 for
                         the  Louisiana retail jurisdiction,  and
                         the  level in effect prior to the  Texas
                         Cities  Rate  Settlement for  the  Texas
                         retail  jurisdiction, which may  not  be
                         exceeded  for  the five years  following
                         December 31, 1993
Revised Plan             MP&L's   Grand   Gulf   1-related   rate
                         phase-in  plan, originally  approved  by
                         the   MPSC   in  the  Final   Order   on
                         Rehearing, as modified by the MPSC order
                         issued September 29, 1988, to bring such
                         plan    into   compliance    with    the
                         requirements of SFAS 92
River Bend               River  Bend  Steam  Electric  Generating
                         Station (nuclear), owned 70% by GSU
RUS                      Rural  Utility  Services  (formerly  the
                         Rural Electrification Administration  or
                         "REA")
SEC                      Securities and Exchange Commission
SFAS                     Statement    of   Financial   Accounting
                         Standards   as   promulgated   by    the
                         Financial Accounting Standards Board
System Agreement         Agreement, effective January 1, 1983, as
                         modified,  among  the  System  operating
                         companies  relating to  the  sharing  of
                         generating  capacity  and  other   power
                         resources
System Energy            System Energy Resources, Inc.
System Fuels             System Fuels, Inc.
System operating
 companies               AP&L,   GSU,  LP&L,  MP&L,  and   NOPSI,
                         collectively
System or Entergy        Entergy   Corporation  and  its  various
                         direct and indirect subsidiaries
Waterford 3              Unit  No.  3   of  the  Waterford  Steam
                         Electric Generating Station (nuclear)


                     ENTERGY CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED INCOME
         For the Three and Six Months Ended June 30, 1995 and 1994
                                   (Unaudited)

                                                         Three Months Ended          Six Months Ended
                                                         1995           1994         1995        1994
                                                               (In Thousands, Except Share Data)
Operating Revenues:
  Electric                                            $1,539,160    $1,551,673   $2,833,926   $2,891,925
  Natural gas                                             20,118        22,766       60,788       76,845
  Steam products                                          12,791        11,859       23,423       23,567
                                                      ----------    ----------   ----------   ----------
        Total                                          1,572,069     1,586,298    2,918,137    2,992,337
                                                      ----------    ----------   ----------   ----------
Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                          312,803       357,711      601,507      672,439
     Purchased power                                      92,433       109,833      177,992      234,629
     Nuclear refueling outage expenses                    34,167        15,474       50,963       31,219
     Other operation and maintenance                     353,860       367,993      696,895      704,005
  Depreciation, amortization, and decommissioning        169,557       160,856      339,101      321,665
  Taxes other than income taxes                           73,872        70,067      150,468      142,919
  Income taxes                                           111,967        89,753      147,104      123,306
  Amortization of rate deferrals                          89,585        88,676      184,374      182,350
                                                      ----------    ----------   ----------   ----------
        Total                                          1,238,244     1,260,363    2,348,404    2,412,532
                                                      ----------    ----------   ----------   ----------
Operating Income                                         333,825       325,935      569,733      579,805
                                                      ----------    ----------   ----------   ----------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                     2,353         3,135        4,847        6,670
  Miscellaneous - net                                      9,108         6,659       16,278       17,892
  Income taxes                                             1,164        (3,183)        (809)     (11,380)
                                                      ----------    ----------   ----------   ----------
        Total                                             12,625         6,611       20,316       13,182
                                                      ----------    ----------   ----------   ----------
Interest Charges:
  Interest on long-term debt                             161,042       165,816      321,673      333,519
  Other interest - net                                     5,662         4,494       14,652        8,197
  Allowance for borrowed funds used
   during construction                                    (2,007)       (2,527)      (4,204)      (5,169)
  Preferred and preference dividend requirements of
   subsidiaries and other                                 19,050        20,426       38,900       41,368
                                                      ----------    ----------   ----------   ----------
        Total                                            183,747       188,209      371,021      377,915
                                                      ----------    ----------   ----------   ----------
Net Income                                              $162,703      $144,337     $219,028     $215,072
                                                      ==========    ==========   ==========   ==========
Earnings per average common share                          $0.71         $0.63        $0.96        $0.94
Dividends declared per common share                            -             -        $0.90        $0.90
Average number of common shares
 outstanding                                         227,747,609   229,440,707  227,582,228  230,010,476

See Notes to Financial Statements.


         ENTERGY CORPORATION AND SUBSIDIARIES
        STATEMENTS OF CONSOLIDATED CASH FLOWS
   For the Six Months Ended June 30, 1995 and 1994
                     (Unaudited)

                                                                       1995               1994
                                                                            (In Thousands)
Operating Activities:
  Net income                                                         $219,028           $215,072
  Noncash items included in net income:
    Change in rate deferrals/excess capacity-net                      162,963            164,750
    Depreciation, amortization, and decommissioning                   339,101            321,665
    Deferred income taxes and investment tax credits                   (1,221)            13,690
    Allowance for equity funds used during construction                (4,847)            (6,670)
    Amortization of deferred revenues                                       -            (14,632)
  Changes in working capital:
    Receivables                                                       (91,462)           (62,170)
    Fuel inventory                                                    (37,175)            29,723
    Accounts payable                                                  (74,712)           (50,684)
    Taxes accrued                                                      77,924             27,880
    Interest accrued                                                   (7,924)           (15,542)
    Reserve for rate refund                                             9,971                  -
    Other working capital accounts                                   (150,287)          (143,630)
  Decommissioning trust contributions                                 (12,653)           (11,742)
  Provision for estimated losses and reserves                           6,480             (4,523)
  Other                                                                14,561             45,014
                                                                     --------           --------
    Net cash flow provided by operating activities                    449,747            508,201
                                                                     --------           --------
Investing Activities:
  Construction/capital expenditures                                  (243,061)          (327,154)
  Allowance for equity funds used during construction                   4,847              6,670
  Nuclear fuel purchases                                             (177,776)           (44,994)
  Proceeds from sale/leaseback of nuclear fuel                        210,265             16,144
  Investment in nonregulated/nonutility properties                    (46,243)              (113)
                                                                     --------           --------
    Net cash flow used in investing activities                       (251,968)          (349,447)
                                                                     --------           --------
Financing Activities:
  Proceeds from the issuance of:
    First mortgage bonds                                                    -             59,410
    General and refunding mortgage bonds                              109,285                  -
    Other long-term debt                                               43,538             43,644
  Retirement of:
    First mortgage bonds                                              (96,025)           (85,600)
    General and refunding mortgage bonds                              (44,200)           (45,000)
    Other long-term debt                                              (45,404)           (16,108)
  Premium and expense on refinancing sale/leaseback bonds                   -            (47,602)
  Repurchase of common stock                                                -            (88,796)
  Redemption of preferred stock                                       (26,250)           (26,259)
  Changes in short-term borrowings                                   (103,534)           106,200
  Common stock dividends paid                                        (204,267)          (207,149)
                                                                     --------           --------
    Net cash flow used in financing activities                       (366,857)          (307,260)
                                                                     --------           --------
Net decrease in cash and cash equivalents                            (169,078)          (148,506)

Cash and cash equivalents at beginning of period                      613,907            563,749
                                                                     --------           --------
Cash and cash equivalents at end of period                           $444,829           $415,243
                                                                     ========           ========

         ENTERGY CORPORATION AND SUBSIDIARIES
        STATEMENTS OF CONSOLIDATED CASH FLOWS
   For the Six Months Ended June 30, 1995 and 1994
                     (Unaudited)

                                                             1995           1994
                                                                (In Thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                   $323,218      $336,230
    Income taxes                                            $86,327       $79,097
  Noncash investing and financing activities:
     Capital lease obligations incurred                           -       $24,303
    Change in unrealized appreciation/depreciation of
       decommissioning trust assets                         $17,521        $7,477


See Notes to Financial Statements.


      ENTERGY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS
      June 30, 1995 and December 31, 1994
                  (Unaudited)

                                                                1995                 1994
                                                                     (In Thousands)
                       ASSETS
Utility Plant:
  Electric                                                   $21,350,820         $21,184,013
  Plant acquisition adjustment - GSU                             479,822             487,955
  Electric plant under leases                                    668,843             668,846
  Property under capital leases - electric                       155,067             161,950
  Natural gas                                                    166,109             164,013
  Steam products                                                  77,307              77,307
  Construction work in progress                                  529,091             476,816
  Nuclear fuel under capital leases                              330,238             265,520
  Nuclear fuel                                                    37,463              70,147
                                                             -----------         -----------
           Total                                              23,794,760          23,556,567
  Less - accumulated depreciation and amortization             7,958,011           7,639,549
                                                             -----------         -----------
           Utility plant - net                                15,836,749          15,917,018
                                                             -----------         -----------
Other Property and Investments:
  Decommissioning trust funds                                    242,805             207,395
  Other                                                          295,445             240,745
                                                             -----------         -----------
           Total                                                 538,250             448,140
                                                             -----------         -----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                         116,109              87,700
    Temporary cash investments - at cost,
      which approximates market                                  328,720             526,207
                                                             -----------         -----------
           Total cash and cash equivalents                       444,829             613,907
  Special deposits                                                17,447               8,074
  Notes receivable                                                15,929              14,446
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
       $6.7 million in 1995 and 1994)                            336,931             336,887
    Other                                                         47,970              66,651
    Accrued unbilled revenues                                    350,709             240,610
  Deferred fuel                                                   28,662                   -
  Fuel inventory                                                 130,386              93,211
  Materials and supplies - at average cost                       380,654             365,956
  Rate deferrals                                                 398,281             380,612
  Prepayments and other                                          123,526              98,811
                                                             -----------         -----------
           Total                                               2,275,324           2,219,165
                                                             -----------         -----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                             1,275,634           1,451,926
    SFAS 109 regulatory asset - net                            1,417,996           1,417,646
    Unamortized loss on reacquired debt                          228,878             232,420
    Other regulatory assets                                      320,630             316,878
  Long-term receivables                                          277,446             271,097
  Other                                                          339,760             339,201
                                                             -----------         -----------
           Total                                               3,860,344           4,029,168
                                                             -----------         -----------
           TOTAL                                             $22,510,667         $22,613,491
                                                             ===========         ===========
See Notes to Financial Statements.

      ENTERGY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS
      June 30, 1995 and December 31, 1994
                  (Unaudited)

                                                                   1995                 1994
                                                                        (In Thousands)
            CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $.01 par value, authorized 500,000,000
    shares; issued 230,017,485 shares in 1995 and 1994              $2,300              $2,300
  Paid-in capital                                                4,199,643           4,202,134
  Retained earnings                                              2,236,785           2,223,739
  Less - treasury stock (2,268,318 shares in 1995 and
  2,608,908 in 1994)                                                67,270              77,378
                                                               -----------         -----------
           Total common shareholders' equity                     6,371,458           6,350,795

  Subsidiary's preference stock                                    150,000             150,000
  Subsidiaries' preferred stock:
   Without sinking fund                                            550,955             550,955
   With sinking fund                                               273,698             299,946
  Long-term debt                                                 7,023,655           7,093,473
                                                               -----------         -----------
           Total                                                14,369,766          14,445,169
                                                               -----------         -----------
Other Noncurrent Liabilities:
  Obligations under capital leases                                 330,548             273,947
  Other                                                            320,000             310,977
                                                               -----------         -----------
           Total                                                   650,548             584,924
                                                               -----------         -----------
Current Liabilities:
  Currently maturing long-term debt                                403,060             349,085
  Notes payable                                                     68,333             171,867
  Accounts payable                                                 396,408             471,120
  Customer deposits                                                138,775             134,478
  Taxes accrued                                                    170,502              92,578
  Accumulated deferred income taxes                                 41,342              40,313
  Interest accrued                                                 187,715             195,639
  Dividends declared                                                12,883              13,599
  Deferred fuel cost                                                     -              27,066
  Obligations under capital leases                                 152,730             151,904
  Reserve for rate refund                                           66,943              56,972
  Other                                                            278,743             327,330
                                                               -----------         -----------
           Total                                                 1,917,434           2,031,951
                                                               -----------         -----------
Deferred Credits:
  Accumulated deferred income taxes                              3,891,164           3,915,138
  Accumulated deferred investment tax credits                      667,289             649,898
  Other                                                          1,014,466             986,411
                                                               -----------         -----------
           Total                                                 5,572,919           5,551,447
                                                               -----------         -----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                               $22,510,667         $22,613,491
                                                               ===========         ===========
See Notes to Financial Statements.

               ARKANSAS POWER & LIGHT COMPANY
                    STATEMENTS OF INCOME
 For the Three and Six Months Ended June 30, 1995 and 1994
                         (Unaudited)

                                                                 Three Months Ended                   Six Months Ended
                                                              1995               1994              1995              1994
                                                                                     (In Thousands)
Operating Revenues                                          $412,164           $414,901          $751,760          $785,992
                                                            --------           --------          --------          --------

Operating Expenses:
  Operation and maintenance:
   Fuel and fuel-related expenses                             63,639             67,759           104,806           131,233
   Purchased power                                            84,176             93,427           165,923           184,609
   Nuclear refueling outage expenses                           7,903              8,839            14,870            17,473
   Other operation and maintenance                            85,786             89,372           179,444           169,898
  Depreciation, amortization, and decommissioning             39,602             36,540            78,954            72,258
  Taxes other than income taxes                                9,984              8,508            20,095            17,623
  Income taxes                                                23,813             17,323            21,344            14,918
  Amortization of rate deferrals                              29,894             33,552            67,927            73,725
                                                            --------           --------          --------          --------
        Total                                                344,797            355,320           653,363           681,737
                                                            --------           --------          --------          --------

Operating Income                                              67,367             59,581            98,397           104,255
                                                            --------           --------          --------          --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                           691                896             1,606             2,050
  Miscellaneous - net                                         10,820             11,997            26,352            24,561
  Income taxes                                                (4,241)            (3,913)          (10,338)           (9,684)
                                                            --------           --------          --------          --------
        Total                                                  7,270              8,980            17,620            16,927
                                                            --------           --------          --------          --------

Interest Charges:
  Interest on long-term debt                                  26,611             26,351            53,544            52,695
  Other interest - net                                           624              1,294             3,740             2,003
  Allowance for borrowed funds used
   during construction                                          (442)              (847)           (1,173)           (1,667)
                                                            --------           --------          --------          --------
        Total                                                 26,793             26,798            56,111            53,031
                                                            --------           --------          --------          --------

Net Income                                                    47,844             41,763            59,906            68,151

Preferred Stock Dividend Requirements
 and Other                                                     4,545              4,866             9,106             9,749
                                                            --------           --------          --------          --------

Earnings Applicable to Common Stock                          $43,299            $36,897           $50,800           $58,402
                                                            ========           ========          ========          ========

See Notes to Financial Statements.

            ARKANSAS POWER & LIGHT COMPANY
               STATEMENTS OF CASH FLOWS
   For the Six Months Ended June 30, 1995 and 1994
                     (Unaudited)

                                                                        1995                1994
                                                                             (In Thousands)
Operating Activities:
  Net income                                                            $59,906             $68,151
  Noncash items included in net income:
    Change in rate deferrals/excess capacity-net                         61,207              51,782
    Depreciation, amortization, and decommissioning                      78,954              72,258
    Deferred income taxes and investment tax credits                    (10,135)            (20,012)
    Allowance for equity funds used during construction                  (1,606)             (2,050)
  Changes in working capital:
    Receivables                                                         (41,124)            (36,401)
    Fuel inventory                                                      (34,626)             27,345
    Accounts payable                                                     33,684             (31,606)
    Taxes accrued                                                        28,691              15,628
    Interest accrued                                                       (759)                (92)
    Other working capital accounts                                       (9,331)            (38,907)
  Decommissioning trust contributions                                    (6,071)             (5,288)
  Provision for estimated losses and reserves                             3,522              (8,224)
  Other                                                                 (21,032)            (12,839)
                                                                       --------             -------
    Net cash flow provided by operating activities                      141,280              79,745
                                                                       --------             -------
Investing Activities:
  Construction expenditures                                             (78,692)            (74,778)
  Allowance for equity funds used during construction                     1,606               2,050
  Nuclear fuel purchases                                                (32,874)                  -
  Proceeds from sale/leaseback of nuclear fuel                           32,831                   -
                                                                       --------             -------
    Net cash flow used in investing activities                          (77,129)            (72,728)
                                                                       --------             -------
Financing Activities:
  Proceeds from issuance of other long-term debt                              -              27,992
  Retirement of first mortgage bonds                                    (25,600)               (600)
  Redemption of preferred stock                                          (7,000)             (7,000)
  Changes in short-term borrowings                                      (34,000)             30,246
  Dividends paid:
    Common stock                                                        (40,300)            (39,400)
    Preferred stock                                                      (9,321)             (9,915)
                                                                       --------             -------
    Net cash flow provided by (used in) financing activities           (116,221)              1,323
                                                                       --------             -------
Net increase (decrease) in cash and cash equivalents                    (52,070)              8,340

Cash and cash equivalents at beginning of period                         80,756               1,825
                                                                       --------             -------
Cash and cash equivalents at end of period                              $28,686             $10,165
                                                                       ========             =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                $51,392             $49,205
    Income taxes                                                        $13,843             $28,677
  Noncash investing and financing activities:
    Capital lease obligations incurred                                        -             $14,626
    Change in unrealized appreciation/depreciation of
     decommissioning trust assets                                       $11,347              $7,210

See Notes to Financial Statements.

         ARKANSAS POWER & LIGHT COMPANY
                 BALANCE SHEETS
      June 30, 1995 and December 31, 1994
                  (Unaudited)

                                                                1995                1994
                                                                     (In Thousands)
                      ASSETS
Utility Plant:
  Electric                                                   $4,352,381         $4,293,097
  Property under capital leases                                  53,412             56,135
  Construction work in progress                                 144,723            136,701
  Nuclear fuel under capital lease                              108,967             94,628
                                                             ----------         ----------
           Total                                              4,659,483          4,580,561

  Less - accumulated depreciation and amortization            1,781,356          1,710,216
                                                             ----------         ----------
           Utility plant - net                                2,878,127          2,870,345
                                                             ----------         ----------
Other Property and Investments:
  Investment in subsidiary companies - at equity                 11,215             11,215
  Decommissioning trust fund                                    149,969            127,136
  Other - at cost (less accumulated depreciation)                 7,487              4,628
                                                             ----------         ----------
           Total                                                168,671            142,979
                                                             ----------         ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                         10,683              3,737
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                      2,936              4,713
        Other                                                    15,067             72,306
                                                             ----------         ----------
           Total cash and cash equivalents                       28,686             80,756
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $2.0 million in 1995 and 1994)                           61,741             53,781
    Associated companies                                         31,119             28,506
    Other                                                         8,130             11,181
    Accrued unbilled revenues                                   117,465             83,863
  Fuel inventory - at average cost                               69,187             34,561
  Materials and supplies - at average cost                       80,837             79,886
  Rate deferrals                                                122,632            113,630
  Deferred excess capacity                                        8,392              8,414
  Prepayments and other                                          16,223             23,867
                                                             ----------         ----------
           Total                                                544,412            518,445
                                                             ----------         ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                              294,627            360,496
    Deferred excess capacity                                     15,742             20,060
    SFAS 109 regulatory asset - net                             219,689            227,068
    Unamortized loss on reacquired debt                          55,679             57,344
    Other regulatory assets                                      77,411             68,813
  Other                                                          28,540             26,665
                                                             ----------         ----------
           Total                                                691,688            760,446
                                                             ----------         ----------
           TOTAL                                             $4,282,898         $4,292,215
                                                             ==========         ==========

See Notes to Financial Statements.

         ARKANSAS POWER & LIGHT COMPANY
                 BALANCE SHEETS
      June 30, 1995 and December 31, 1994
                  (Unaudited)

                                                            1995              1994
                                                                (In Thousands)
         CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $0.01 par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares in 1995 and 1994                        $470              $470
  Paid-in capital                                          590,844           590,844
  Retained earnings                                        502,299           491,799
                                                        ----------        ----------
           Total common shareholder's equity             1,093,613         1,083,113
  Preferred stock:
    Without sinking fund                                   176,350           176,350
    With sinking fund                                       51,527            58,527
  Long-term debt                                         1,278,691         1,293,879
                                                        ----------        ----------
           Total                                         2,600,181         2,611,869
                                                        ----------        ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                         105,426            94,534
  Other                                                     71,757            68,235
                                                        ----------        ----------
           Total                                           177,183           162,769
                                                        ----------        ----------
Current Liabilities:
  Currently maturing long-term debt                         28,175            28,175
  Notes payable                                                667            34,667
  Accounts payable:
    Associated companies                                    41,587            17,345
    Other                                                   98,771            89,329
  Customer deposits                                         18,074            17,113
  Taxes accrued                                             73,930            45,239
  Accumulated deferred income taxes                         34,381            25,043
  Interest accrued                                          30,305            31,064
  Dividends declared                                         4,512             4,727
  Co-owner advances                                         42,144            20,639
  Deferred fuel cost                                        14,267            20,254
  Nuclear refueling reserve                                 29,118            37,954
  Obligations under capital leases                          56,909            56,154
  Other                                                     21,965            45,632
                                                        ----------        ----------
           Total                                           494,805           473,335
                                                        ----------        ----------
Deferred Credits:
  Accumulated deferred income taxes                        836,175           859,558
  Accumulated deferred investment tax credits              115,685           118,548
  Other                                                     58,869            66,136
                                                        ----------        ----------
           Total                                         1,010,729         1,044,242
                                                        ----------        ----------
Commitments and Contingencies (Note 1)

           TOTAL                                        $4,282,898        $4,292,215
                                                        ==========        ==========
See Notes to Financial Statements.

                        GULF STATES UTILITIES COMPANY
                             STATEMENTS OF INCOME
          For the Three and Six Months Ended June 30,1995 and 1994
                                (Unaudited)

                                                                Three Months Ended                   Six Months Ended
                                                             1995               1994              1995               1994
                                                                                   (In Thousands)

Operating Revenues:
  Electric                                                 $462,297           $439,015          $841,088          $841,119
  Natural gas                                                 4,521              5,981            14,444            21,827
  Steam products                                             12,791             11,859            23,423            23,567
                                                           --------           --------          --------          --------
        Total                                               479,609            456,855           878,955           886,513
                                                           --------           --------          --------          --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses, and
     gas purchased for resale                               126,908            119,341           241,829           238,359
    Purchased power                                          41,117             54,839            84,724           115,059
    Nuclear refueling outage expenses                         2,743              2,520             5,774             5,040
    Other operation and maintenance                         105,273            103,512           203,627           205,562
  Depreciation, amortization, and decommissioning            50,392             49,209           100,731            97,076
  Taxes other than income taxes                              24,752              9,664            50,131            34,010
  Income taxes                                               23,140             17,573            22,978            16,752
  Amortization of rate deferrals                             16,506             16,840            33,012            32,737
                                                           --------           --------          --------          --------
        Total                                               390,831            373,498           742,806           744,595
                                                           --------           --------          --------          --------

Operating Income                                             88,778             83,357           136,149           141,918
                                                           --------           --------          --------          --------

Other Income (Deductions):
  Allowance for equity funds used
    during construction                                         266                379               517               639
  Miscellaneous - net                                         5,696              4,085            11,610             8,233
  Income taxes                                               (2,164)            (2,211)           (3,029)           (4,183)
                                                           --------           --------          --------          --------
        Total                                                 3,798              2,253             9,098             4,689
                                                           --------           --------          --------          --------

Interest Charges:
  Interest on long-term debt                                 48,357             48,770            96,627            97,750
  Other interest - net                                        1,083              4,057             2,093             5,237
  Allowance for borrowed funds used
    during construction                                        (217)              (301)             (461)             (507)
                                                           --------           --------          --------          --------
        Total                                                49,223             52,526            98,259           102,480
                                                           --------           --------          --------          --------

Net Income                                                   43,353             33,084            46,988            44,127

Preferred and Preference Stock
  Dividend Requirements and Other                             7,426              7,529            15,016            14,936
                                                           --------           --------          --------          --------

Earnings Applicable to Common Stock                         $35,927            $25,555           $31,972           $29,191
                                                           ========           ========          ========          ========

See Notes to Financial Statements.

            GULF STATES UTILITIES COMPANY
               STATEMENTS OF CASH FLOWS
   For the Six Months Ended June 30, 1995 and 1994
                     (Unaudited)

                                                                        1995                 1994
                                                                             (In Thousands)
Operating Activities:
  Net income                                                           $46,988              $44,127
  Noncash items included in net income:
    Change in rate deferrals                                            33,012               32,737
    Depreciation, amortization, and decommissioning                    101,113               97,076
    Deferred income taxes and investment tax credits                    25,403               19,454
    Allowance for equity funds used during construction                   (517)                (639)
  Changes in working capital:
    Receivables                                                         (7,940)             (29,924)
    Fuel inventory                                                      (1,894)              (4,484)
    Accounts payable                                                   (34,007)              10,436
    Taxes accrued                                                       24,832                8,655
    Interest accrued                                                    (9,334)              (3,044)
    Reserve for rate refund                                              2,381                    -
    Other working capital accounts                                     (87,395)             (37,366)
  Decommissioning trust contributions                                   (1,478)              (1,478)
  Other                                                                  9,186                3,127
                                                                      --------             --------
    Net cash flow provided by operating activities                     100,350              138,677
                                                                      --------             --------
Investing Activities:
  Construction expenditures                                            (53,779)             (68,109)
  Allowance for equity funds used during construction                      517                  639
  Nuclear fuel purchases                                                     -              (16,145)
  Proceeds from sale/leaseback of nuclear fuel                               -               16,145
                                                                      --------             --------
    Net cash flow used in investing activities                         (53,262)             (67,470)
                                                                      --------             --------
Financing Activities:
  Proceeds from the issuance of other long-term debt                     2,277                    -
  Redemption of preferred stock                                         (2,250)              (2,250)
  Dividends paid:
    Common stock                                                             -             (183,600)
    Preferred and preference stock                                     (14,917)             (14,831)
                                                                      --------             --------
    Net cash flow used in financing activities                         (14,890)            (200,681)
                                                                      --------             --------
Net increase (decrease) in cash and cash equivalents                    32,198             (129,474)

Cash and cash equivalents at beginning of period                       104,644              261,349
                                                                      --------             --------
Cash and cash equivalents at end of period                            $136,842             $131,875
                                                                      ========             ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                              $102,618              $96,470
    Income taxes                                                           $77               $7,573
  Noncash investing and financing activities:
    Capital lease obligations incurred                                       -              $16,145
    Change in unrealized appreciation/depreciation of
      decommissioning trust assets                                      $1,651                ($244)

See Notes to Financial Statements.

         GULF STATES UTILITIES COMPANY
                 BALANCE SHEETS
      June 30, 1995 and December 31, 1994
                  (Unaudited)

                                                             1995               1994
                                                                 (In Thousands)
                      ASSETS
Utility Plant:
  Electric                                                $6,886,116         $6,842,726
  Natural gas                                                 44,505             44,505
  Steam products                                              77,307             77,307
  Property under capital leases                               80,977             82,914
  Construction work in progress                              107,934             96,176
  Nuclear fuel under capital leases                           61,225             80,042
                                                          ----------         ----------
           Total                                           7,258,064          7,223,670
  Less - accumulated depreciation and amortization         2,597,889          2,504,826
                                                          ----------         ----------
           Utility plant - net                             4,660,175          4,718,844
                                                          ----------         ----------
Other Property and Investments:
  Decommissioning trust fund                                  25,051             21,309
  Other - at cost (less accumulated depreciation)             36,625             29,315
                                                          ----------         ----------
           Total                                              61,676             50,624
                                                          ----------         ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                       8,454              8,063
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                  18,674              5,085
        Other                                                109,714             91,496
                                                          ----------         ----------
           Total cash and cash equivalents                   136,842            104,644
  Special deposits                                            50,784                332
  Accounts receivable:
    Customer (less allowance for doubtful accounts
      of $0.7 million in 1995 and 1994)                      136,858            167,745
    Associated companies                                       8,196             12,732
    Other                                                     17,399             20,706
    Accrued unbilled revenues                                 86,140             39,470
  Deferred fuel costs                                         20,659              6,314
  Accumulated deferred income taxes                           50,448             49,457
  Fuel inventory                                              27,678             25,784
  Materials and supplies - at average cost                   101,390             90,054
  Rate deferrals                                              93,774            100,478
  Prepayments and other                                       16,524             13,422
                                                          ----------         ----------
           Total                                             746,692            631,138
                                                          ----------         ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                           468,486            506,974
    SFAS 109 regulatory asset - net                          436,502            426,358
    Unamortized loss on reacquired debt                       64,736             63,994
    Other regulatory assets                                   31,486             35,168
  Long-term receivables                                      277,446            264,752
  Other                                                      147,750            145,609
                                                          ----------         ----------
           Total                                           1,426,406          1,442,855
                                                          ----------         ----------
           TOTAL                                          $6,894,949         $6,843,461
                                                          ==========         ==========
See Notes to Financial Statements.

         GULF STATES UTILITIES COMPANY
                 BALANCE SHEETS
      June 30, 1995 and December 31, 1994
                  (Unaudited)

                                                           1995              1994
                                                                (In Thousands)
         CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares in 1995 and 1994                           $114,055          $114,055
  Paid-in capital                                        1,152,419         1,152,336
  Retained earnings                                        296,400           264,626
                                                        ----------        ----------
           Total common shareholder's equity             1,562,874         1,531,017
  Preference stock                                         150,000           150,000
  Preferred stock:
    Without sinking fund                                   136,444           136,444
    With sinking fund                                       92,687            94,934
  Long-term debt                                         2,300,795         2,318,417
                                                        ----------        ----------
           Total                                         4,242,800         4,230,812
                                                        ----------        ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                         104,959           125,691
  Other                                                     72,985            68,753
                                                        ----------        ----------
           Total                                           177,944           194,444
                                                        ----------        ----------
Current Liabilities:
  Currently maturing long-term debt                         70,425            50,425
  Accounts payable:
    Associated companies                                    33,189            31,722
    Other                                                  105,501           140,975
  Customer deposits                                         22,901            22,216
  Taxes accrued                                             37,310            12,478
  Interest accrued                                          45,993            55,327
  Nuclear refueling reserve                                 18,132            10,117
  Obligations under capital leases                          37,234            37,265
  Reserve for rate refund                                   59,353            56,972
  Other                                                     95,103           111,963
                                                        ----------        ----------
           Total                                           525,141           529,460
                                                        ----------        ----------
Deferred Credits:
  Accumulated deferred income taxes                      1,113,402         1,100,396
  Accumulated deferred investment tax credits              225,442           199,428
  Deferred River Bend finance charges                       70,226            82,406
  Other                                                    539,994           506,515
                                                        ----------        ----------
           Total                                         1,949,064         1,888,745
                                                        ----------        ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                        $6,894,949        $6,843,461
                                                        ==========        ==========
See Notes to Financial Statements.

                      LOUISIANA POWER & LIGHT COMPANY
                           STATEMENTS OF INCOME
        For the Three and Six Months Ended June 30, 1995 and 1994
                                (Unaudited)

                                                        Three Months Ended         Six Months Ended
                                                       1995           1994         1995        1994
                                                                       (In Thousands)
Operating Revenues                                    $406,110      $441,643     $759,106     $825,469
                                                      --------      --------     --------     --------
Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                      59,551        85,518      111,601      143,626
    Purchased power                                     93,478       101,841      168,473      205,337
    Nuclear refueling outage expenses                    4,516         4,885        9,033        9,476
    Other operation and maintenance                     72,800        86,143      145,338      159,775
  Depreciation, amortization, and decommissioning       38,910        37,451       77,417       74,843
  Taxes other than income taxes                         14,332        13,919       30,048       28,356
  Income taxes                                          29,667        24,313       48,363       41,156
  Amortization of rate deferrals                         6,886         6,887       13,546       13,546
                                                      --------      --------     --------     --------
        Total                                          320,140       360,957      603,819      676,115
                                                      --------      --------     --------     --------

Operating Income                                        85,970        80,686      155,287      149,354
                                                      --------      --------     --------     --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                     539           978        1,103        2,089
  Miscellaneous - net                                      209           130          581          441
  Income taxes                                              37            50           12           40
                                                      --------      --------     --------     --------
        Total                                              785         1,158        1,696        2,570
                                                      --------      --------     --------     --------

Interest Charges:
  Interest on long-term debt                            32,512        32,377       65,084       64,850
  Other interest - net                                   1,660         1,763        3,745        3,075
  Allowance for borrowed funds used
   during construction                                    (499)         (649)        (990)      (1,450)
                                                      --------      --------     --------     --------
        Total                                           33,673        33,491       67,839       66,475
                                                      --------      --------     --------     --------
Net Income                                              53,082        48,353       89,144       85,449

Preferred Stock Dividend Requirements
  and Other                                              5,219         5,701       10,810       11,820
                                                      --------      --------     --------     --------
Earnings Applicable to Common Stock                    $47,863       $42,652      $78,334      $73,629
                                                      ========      ========     ========     ========
See Notes to Financial Statements.

           LOUISIANA POWER & LIGHT COMPANY
               STATEMENTS OF CASH FLOWS
   For the Six Months Ended June 30, 1995 and 1994
                     (Unaudited)

                                                                1995           1994
                                                                   (In Thousands)
Operating Activities:
  Net income                                                    $89,144       $85,449
  Noncash items included in net income:
    Change in rate deferrals                                     13,546        13,546
    Depreciation, amortization, and decommissioning              77,417        74,843
    Deferred income taxes and investment tax credits            (10,535)       25,253
    Allowance for equity funds used during construction          (1,103)       (2,089)
    Amortization of deferred revenues                                 -       (14,632)
  Changes in working capital:
    Receivables                                                  (7,873)      (10,807)
    Accounts payable                                              5,084       (15,689)
    Taxes accrued                                                27,686         8,960
    Interest accrued                                             (2,216)       (1,061)
    Other working capital accounts                              (30,279)      (15,707)
  Decommissioning trust contributions                            (2,408)       (2,408)
  Other                                                           1,264         1,464
                                                               --------      --------
    Net cash flow provided by operating activities              159,727       147,122
                                                               --------      --------
Investing Activities:
  Construction expenditures                                     (43,559)      (78,552)
  Allowance for equity funds used during construction             1,103         2,089
  Nuclear fuel purchases                                        (40,493)            -
  Proceeds from sale/seaseback of nuclear fuel                   40,493             -
                                                               --------      --------
    Net cash flow used in investing activities                  (42,456)      (76,463)
                                                               --------      --------
Financing Activities:
  Retirement of:
    First mortgage bonds                                              -       (25,000)
    Other long-term debt                                            (69)          (63)
  Redemption of preferred stock                                  (7,500)       (7,509)
  Changes in short-term borrowings                               (9,344)       22,113
  Dividends paid:
    Common stock                                                (86,200)      (48,300)
    Preferred stock                                             (10,743)      (11,638)
                                                               --------      --------
    Net cash flow used in financing activities                 (113,856)      (70,397)
                                                               --------      --------
Net increase in cash and cash equivalents                         3,415           262

Cash and cash equivalents at beginning of period                 28,718        33,489
                                                               --------      --------
Cash and cash equivalents at end of period                      $32,133       $33,751
                                                               ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                        $67,432       $64,396
    Income taxes                                                $43,623       $18,219
  Noncash investing and financing activities:
   Capital lease obligations incurred                                 -        $9,677
   Change in unrealized appreciation/depreciation of
       decommissioning trust assets                              $1,934          $220

See Notes to Financial Statements.

        LOUISIANA POWER & LIGHT COMPANY
                 BALANCE SHEETS
      June 30, 1995 and December 31, 1994
                  (Unaudited)

                                                             1995          1994
                                                               (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                                $4,809,009    $4,778,126
  Electric plant under lease                                 229,468       229,468
  Construction work in progress                               96,859        94,791
  Nuclear fuel under capital lease                            70,650        44,238
  Nuclear fuel                                                 6,346         6,420
                                                          ----------    ----------
           Total                                           5,212,332     5,153,043
  Less - accumulated depreciation and amortization         1,666,260     1,600,510
                                                          ----------    ----------
           Utility plant - net                             3,546,072     3,552,533
                                                          ----------    ----------
Other Property and Investments:
  Nonutility property                                         20,060        20,060
  Decommissioning trust fund                                  32,238        27,076
  Investment in subsidiary company - at equity                14,230        14,230
  Other                                                        1,080         1,078
                                                          ----------    ----------
           Total                                              67,608        62,444
                                                          ----------    ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                       2,569             -
    Temporary cash investments - at cost,
      which approximates market                               29,564        28,718
                                                          ----------    ----------
           Total cash and cash equivalents                    32,133        28,718
  Special deposits                                             6,503         3,237
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
      $1.2 million in 1995 and 1994)                          63,093        58,858
    Associated companies                                           -         9,827
    Other                                                     13,691        11,609
    Accrued unbilled revenues                                 74,492        63,109
  Deferred fuel cost                                          15,278             -
  Accumulated deferred income taxes                              312         3,702
  Materials and supplies - at average cost                    92,906        89,692
  Rate deferrals                                              28,422        28,422
  Prepayments and other                                       19,584        25,291
                                                          ----------    ----------
           Total                                             346,414       322,465
                                                          ----------    ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                            12,063        25,609
    SFAS 109 regulatory asset - net                          374,743       379,263
    Unamortized loss on reacquired debt                       41,557        43,656
    Other regulatory assets                                   24,385        25,736
  Other                                                       25,206        23,733
                                                          ----------    ----------
           Total                                             477,954       497,997
                                                          ----------    ----------
           TOTAL                                          $4,438,048    $4,435,439
                                                          ==========    ==========
See Notes to Financial Statements.

        LOUISIANA POWER & LIGHT COMPANY
                 BALANCE SHEETS
      June 30, 1995 and December 31, 1994
                  (Unaudited)

                                                        1995          1994
                                                          (In Thousands)
          CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares in 1995 and 1994               $1,088,900    $1,088,900
  Capital stock expense and other                         (5,029)       (5,367)
  Retained earnings                                      105,554       113,420
                                                      ----------    ----------
           Total common shareholder's equity           1,189,425     1,196,953
  Preferred stock:
    Without sinking fund                                 160,500       160,500
    With sinking fund                                    103,765       111,265
  Long-term debt                                       1,368,399     1,403,055
                                                      ----------    ----------
           Total                                       2,822,089     2,871,773
                                                      ----------    ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                        42,650        16,238
  Other                                                   54,038        54,216
                                                      ----------    ----------
           Total                                          96,688        70,454
                                                      ----------    ----------
Current Liabilities:
  Currently maturing long-term debt                      110,245        75,320
  Notes payable:
    Associated companies                                     144         7,954
    Other                                                 17,666        19,200
  Accounts payable:
    Associated companies                                  41,400        20,793
    Other                                                 66,680        82,203
  Customer deposits                                       55,947        54,934
  Taxes accrued                                           25,826        (1,860)
  Interest accrued                                        40,771        42,987
  Dividends declared                                       5,217         5,489
  Deferred fuel cost                                           -        13,983
  Obligations under capital leases                        28,000        28,000
  Other                                                   18,898        20,156
                                                      ----------    ----------
           Total                                         410,794       369,159
                                                      ----------    ----------
Deferred Credits:
  Accumulated deferred income taxes                      869,019       883,945
  Accumulated deferred investment tax credits            148,404       151,259
  Deferred interest - Waterford 3 lease obligation        26,345        26,000
  Other                                                   64,709        62,849
                                                      ----------    ----------
           Total                                       1,108,477     1,124,053
                                                      ----------    ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                      $4,438,048    $4,435,439
                                                      ==========    ==========
See Notes to Financial Statements.

                         MISSISSIPPI POWER & LIGHT COMPANY
                               STATEMENTS OF INCOME
           For the Three and Six Months Ended June 30, 1995 and 1994
                                   (Unaudited)

                                                            Three Months Ended                   Six Months Ended
                                                          1995              1994              1995               1994
                                                                                (In Thousands)
Operating Revenues                                      $240,310          $229,790          $433,634           $417,207
                                                        --------          --------          --------           --------

Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                        37,741            41,818            67,874             64,613
    Purchased power                                       70,966            58,558           128,010            122,880
    Other operation and maintenance                       39,937            40,643            72,155             77,216
  Depreciation and amortization                            9,338             9,051            18,735             17,757
  Taxes other than income taxes                           10,494            10,460            21,083             20,736
  Income taxes                                            10,731            10,628            14,094             11,853
  Amortization of rate deferrals                          28,311            24,804            56,621             49,609
                                                        --------          --------          --------           --------
        Total                                            207,518           195,962           378,572            364,664
                                                        --------          --------          --------           --------

Operating Income                                          32,792            33,828            55,062             52,543
                                                        --------          --------          --------           --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                       269               445               528              1,021
  Miscellaneous - net                                        796               158               857                252
  Income taxes                                              (305)              (61)             (328)               (97)
                                                        --------          --------          --------           --------
        Total                                                760               542             1,057              1,176
                                                        --------          --------          --------           --------

Interest Charges:
  Interest on long-term debt                              11,856            11,614            22,948             24,117
  Other interest - net                                     1,352             1,389             3,258              2,353
  Allowance for borrowed funds used
   during construction                                      (234)             (286)             (439)              (653)
                                                        --------          --------          --------           --------
        Total                                             12,974            12,717            25,767             25,817
                                                        --------          --------          --------           --------

Net Income                                                20,578            21,653            30,352             27,902

Preferred Stock Dividend Requirements
 and Other                                                 1,544             1,955             3,251              4,030
                                                        --------          --------          --------           --------

Earnings Applicable to Common Stock                      $19,034           $19,698           $27,101            $23,872
                                                        ========          ========          ========           ========

See Notes to Financial Statements.

          MISSISSIPPI POWER & LIGHT COMPANY
               STATEMENTS OF CASH FLOWS
   For the Six Months Ended June 30, 1995 and 1994
                     (Unaudited)

                                                                      1995                 1994
                                                                            (In Thousands)
Operating Activities:
  Net income                                                          $30,352             $27,902
  Noncash items included in net income:
    Change in rate deferrals                                           29,566              44,127
    Depreciation and amortization                                      18,735              17,757
    Deferred income taxes and investment tax credits                   (7,196)             (7,288)
    Allowance for equity funds used during construction                  (528)             (1,021)
  Changes in working capital:
    Receivables                                                       (19,922)            (12,733)
    Fuel inventory                                                     (4,448)              4,110
    Accounts payable                                                   23,540              13,367
    Taxes accrued                                                      (4,239)               (239)
    Interest accrued                                                      903              (4,217)
    Other working capital accounts                                     (3,864)             (4,002)
  Other                                                                11,856              (4,311)
                                                                     --------            --------
    Net cash flow provided by operating activities                     74,755              73,452
                                                                     --------            --------
Investing Activities:
  Construction expenditures                                           (34,388)            (80,224)
  Allowance for equity funds used during construction                     528               1,021
                                                                     --------            --------
    Net cash flow used in investing activities                        (33,860)            (79,203)
                                                                     --------            --------
Financing Activities:
  Proceeds from the issuance of:
    General and refunding bonds                                        79,480                   -
    Other long-term debt                                                    -              15,652
  Retirement of:
    General and refunding bonds                                       (20,000)            (30,000)
    First mortgage bonds                                              (20,000)                  -
    Other long-term debt                                                  (15)            (16,045)
  Redemption of preferred stock                                        (8,000)             (8,000)
  Changes in short-term borrowings                                    (30,000)             49,354
  Dividends paid:
    Common stock                                                      (16,400)             (8,800)
    Preferred stock                                                    (3,343)             (4,054)
                                                                     --------            --------
    Net cash flow used in financing activities                        (18,278)             (1,893)
                                                                     --------            --------
Net increase (decrease) in cash and cash equivalents                   22,617              (7,644)

Cash and cash equivalents at beginning of period                        9,598               7,999
                                                                     --------            --------
Cash and cash equivalents at end of period                            $32,215                $355
                                                                     ========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                              $24,066             $29,113
    Income taxes                                                      $15,431              $8,577

See Notes to Financial Statements.

       MISSISSIPPI POWER & LIGHT COMPANY
                 BALANCE SHEETS
      June 30, 1995 and December 31, 1994
                  (Unaudited)

                                                                 1995                1994
                                                                      (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                                    $1,496,932          $1,475,322
  Construction work in progress                                   78,495              67,119
                                                              ----------          ----------
           Total                                               1,575,427           1,542,441
  Less - accumulated depreciation and amortization               599,463             582,514
                                                              ----------          ----------
           Utility plant - net                                   975,964             959,927
                                                              ----------          ----------
Other Property and Investments:
  Investment in subsidiary company - at equity                     5,531               5,531
  Other                                                            5,619               5,624
                                                              ----------          ----------
           Total                                                  11,150              11,155
                                                              ----------          ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                           3,434               5,080
    Temporary cash investments - at cost,
      which approximates market
     Associated companies                                          4,694                 276
     Other                                                        24,087               4,242
                                                              ----------          ----------
           Total cash and cash equivalents                        32,215               9,598
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
      $2.1 million in 1995 and 1994)                              46,335              37,501
    Associated companies                                           2,390               4,680
    Other                                                          1,852               2,789
    Accrued unbilled revenues                                     54,187              39,873
  Fuel inventory - at average cost                                 9,228               4,780
  Materials and supplies - at average cost                        22,814              20,642
  Rate deferrals                                                 119,637             106,538
  Prepayments and other                                           15,657              10,672
                                                              ----------          ----------
            Total                                                304,315             237,073
                                                              ----------          ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                               343,055             385,720
    Unamortized loss on reacquired debt                            9,868              10,488
    Other regulatory assets                                        9,097              10,168
  Long-term receivable                                                 -               6,345
  Other                                                            7,075               8,569
                                                              ----------          ----------
            Total                                                369,095             421,290
                                                              ----------          ----------
            TOTAL                                             $1,660,524          $1,629,445
                                                              ==========          ==========
See Notes to Financial Statements.

       MISSISSIPPI POWER & LIGHT COMPANY
                 BALANCE SHEETS
      June 30, 1995 and December 31, 1994
                  (Unaudited)

                                                             1995               1994
                                                                 (In Thousands)
         CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares in 1995 and 1994                      $199,326           $199,326
  Capital stock expense and other                            (1,661)            (1,762)
  Retained earnings                                         242,712            232,011
                                                         ----------         ----------
            Total common shareholder's equity               440,377            429,575
  Preferred stock:
    Without sinking fund                                     57,881             57,881
    With sinking fund                                        23,770             31,770
  Long-term debt                                            530,311            475,233
                                                         ----------         ----------
            Total                                         1,052,339            994,459
                                                         ----------         ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                              485                552
  Other                                                      11,522              8,984
                                                         ----------         ----------
            Total                                            12,007              9,536
                                                         ----------         ----------
Current Liabilities:
  Currently maturing long-term debt                          50,965             65,965
  Notes payable                                                   -             30,000
  Accounts payable:
    Associated companies                                     25,207              2,350
    Other                                                    30,888             30,205
  Customer deposits                                          23,812             22,793
  Taxes accrued                                              16,582             20,821
  Accumulated deferred income taxes                          52,249             47,515
  Interest accrued                                           21,280             20,377
  Dividends declared                                          1,433              1,626
  Other                                                      30,965             28,692
                                                         ----------         ----------
            Total                                           253,381            270,344
                                                         ----------         ----------
Deferred Credits:
  Accumulated deferred income taxes                         292,018            301,288
  Accumulated deferred investment tax credits                28,753             29,528
  SFAS 109 regulatory liability - net                        11,213             13,099
  Other                                                      10,813             11,191
                                                         ----------         ----------
            Total                                           342,797            355,106
                                                         ----------         ----------
Commitments and Contingencies (Notes 1 and 2)

            TOTAL                                        $1,660,524         $1,629,445
                                                         ==========         ==========
See Notes to Financial Statements.

                         NEW ORLEANS PUBLIC SERVICE INC.
                               STATEMENTS OF INCOME
            For the Three and Six Months Ended June 30, 1995 and 1994
                                  (Unaudited)

                                                    Three Months Ended          Six Months Ended
                                                     1995        1994           1995         1994
                                                                    (In Thousands)
Operating Revenues:
  Electric                                          $97,070     $107,617      $175,210     $186,472
  Natural gas                                        15,596       16,785        46,342       55,018
                                                    -------     --------      --------     --------
        Total                                       112,666      124,402       221,552      241,490
                                                    -------     --------      --------     --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses,
     and gas purchased for resale                    14,461       26,044        45,439       59,959
    Purchased power                                  44,245       35,209        73,927       72,941
    Other operation and maintenance                  17,162       20,289        33,915       39,960
  Depreciation and amortization                       4,786        4,743         9,614        9,453
  Taxes other than income taxes                       6,607        6,877        13,834       13,931
  Income taxes                                        4,920        7,555         8,195        8,174
 Amortization of rate deferrals                       7,985        5,805        13,265       12,733
                                                    -------     --------      --------     --------
        Total                                       100,166      106,522       198,189      217,151
                                                    -------     --------      --------     --------

Operating Income                                     12,500       17,880        23,363       24,339
                                                    -------     --------      --------     --------
Other Income (Deductions):
  Allowance for equity funds used
    during construction                                  35          124            61          237
  Miscellaneous - net                                    73          474           489          984
  Income taxes                                          (28)        (184)         (188)        (709)
                                                    -------     --------      --------     --------
        Total                                            80          414           362          512
                                                    -------     --------      --------     --------
Interest Charges:
  Interest on long-term debt                          3,544        4,268         7,873        8,809
  Other interest - net                                  375          306           967          593
  Allowance for borrowed funds used
    during construction                                 (27)         (92)          (48)        (176)
                                                    -------     --------      --------     --------
        Total                                         3,892        4,482         8,792        9,226
                                                    -------     --------      --------     --------
Net Income                                            8,688       13,812        14,933       15,625

Preferred Stock Dividend Requirements
  and Other                                             317          375           717          833
                                                    -------     --------      --------     --------

Earnings Applicable to Common Stock                  $8,371      $13,437       $14,216      $14,792
                                                    =======     ========      ========     ========

See Notes to Financial Statements.

           NEW ORLEANS PUBLIC SERVICE INC.
               STATEMENTS OF CASH FLOWS
   For the Six Months Ended June 30, 1995 and 1994
                     (Unaudited)

                                                                1995           1994
                                                                   (In Thousands)
Operating Activities:
  Net income                                                    $14,933       $15,625
  Noncash items included in net income:
    Change in rate deferrals                                     13,452        10,379
    Depreciation and amortization                                 9,614         9,453
    Deferred income taxes and investment tax credits             (1,202)      (10,899)
    Allowance for equity funds used during construction             (61)         (237)
  Changes in working capital:
    Receivables                                                  (7,972)        2,842
    Accounts payable                                             13,145        (3,801)
    Taxes accrued                                                  (999)        7,173
    Interest accrued                                               (594)         (679)
    Income tax refund                                               704             -
    Other working capital accounts                              (16,015)        8,180
  Other                                                         (10,465)        3,752
                                                                -------       -------
    Net cash flow provided by operating activities               14,540        41,788
                                                                -------       -------
Investing Activities:
  Construction expenditures                                      (8,738)      (10,855)
  Allowance for equity funds used during construction                61           237
                                                                -------       -------
    Net cash flow used in investing activities                   (8,677)      (10,618)
                                                                -------       -------
Financing Activities:
  Proceeds from the issuance of general
    and refunding bonds                                          29,805             -
  Retirement of general and refunding bonds                     (24,200)      (15,000)
  Redemption of preferred stock                                  (1,500)       (1,500)
  Dividends paid:
    Common stock                                                 (5,800)       (1,400)
    Preferred stock                                                (775)         (845)
                                                                -------       -------
   Net cash flow used in financing activities                    (2,470)      (18,745)
                                                                -------       -------
Net increase in cash and cash equivalents                         3,393        12,425

Cash and cash equivalents at beginning of period                  8,031        43,317
                                                                -------       -------
Cash and cash equivalents at end of period                      $11,424       $55,742
                                                                =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                         $9,056        $9,663
    Income taxes                                                $10,465       $12,671

See Notes to Financial Statements.

        NEW ORLEANS PUBLIC SERVICE INC.
                 BALANCE SHEETS
      June 30, 1995 and December 31, 1994
                  (Unaudited)

                                                             1995          1994
                                                               (In Thousands)
                       ASSETS
Utility Plant:
  Electric                                                 $474,746      $470,560
  Natural gas                                               121,604       119,508
  Construction work in progress                               9,761         7,284
                                                           --------      --------
           Total                                            606,111       597,352
  Less - accumulated depreciation and amortization          326,669       319,576
                                                           --------      --------
           Utility plant - net                              279,442       277,776
                                                           --------      --------
Other Investments:
  Investment in subsidiary company - at equity                3,259         3,259
                                                           --------      --------
Current Assets:
  Cash and cash equivalents:
    Cash                                                      1,815           849
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                  1,567         2,472
        Other                                                 8,042         4,710
                                                           --------      --------
           Total cash and cash equivalents                   11,424         8,031
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
      $0.8 million in 1995 and 1994)                         28,903        23,938
    Associated companies                                      2,844         3,503
    Other                                                       136           600
    Accrued unbilled revenues                                18,425        14,295
  Deferred electric fuel and resale gas costs                 6,992           856
  Materials and supplies - at average cost                    9,836         9,676
  Rate deferrals                                             33,815        31,544
  Income tax receivable                                      19,468        20,172
  Prepayments and other                                      11,013         5,636
                                                           --------      --------
           Total                                            142,856       118,251
                                                           --------      --------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                          157,404       173,127
    SFAS 109 regulatory asset - net                           9,281         8,792
    Unamortized loss on reacquired debt                       2,147         2,361
    Other regulatory assets                                   5,647         5,647
  Other                                                       3,833         3,681
                                                           --------      --------
           Total                                            178,312       193,608
                                                           --------      --------
           TOTAL                                           $603,869      $592,894
                                                           ========      ========
See Notes to Financial Statements.

        NEW ORLEANS PUBLIC SERVICE INC.
                 BALANCE SHEETS
      June 30, 1995 and December 31, 1994
                  (Unaudited)

                                                              1995          1994
                                                                 (In Thousands)
            CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $4 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares in 1995 and 1994                        $33,744       $33,744
  Paid-in capital                                             36,247        36,201
  Retained earnings subsequent to the elimination of
    the accumulated deficit on November 30, 1988              87,302        78,886
                                                            --------      --------
           Total common shareholder's equity                 157,293       148,831
  Preferred stock:
    Without sinking fund                                      19,780        19,780
    With sinking fund                                          1,950         3,450
  Long-term debt                                             155,935       164,160
                                                            --------      --------
           Total                                             334,958       336,221
                                                            --------      --------
Other Noncurrent Liabilities:
  Accumulated provision for losses                            17,144        17,318
  Other                                                          171         1,745
                                                            --------      --------
           Total                                              17,315        19,063
                                                            --------      --------
Current Liabilities:
  Currently maturing long-term debt                           38,250        24,200
  Accounts payable:
    Associated companies                                      15,830         6,456
    Other                                                     23,274        19,503
  Customer deposits                                           18,041        17,422
  Accumulated deferred income taxes                            5,472         4,925
  Taxes accrued                                                1,330         2,329
  Interest accrued                                             4,648         5,242
  Other                                                       15,021        19,982
                                                            --------      --------
           Total                                             121,866       100,059
                                                            --------      --------
Deferred Credits:
  Accumulated deferred income taxes                           88,304        89,246
  Accumulated deferred investment tax credits                  8,933         9,251
  Other                                                       32,493        39,054
                                                            --------      --------
           Total                                             129,730       137,551
                                                            --------      --------
Commitments and Contingencies (Note 1)

           TOTAL                                            $603,869      $592,894
                                                            ========      ========
See Notes to Financial Statements.

                          SYSTEM ENERGY RESOURCES, INC.
                              STATEMENTS OF INCOME
             For the Three and Six Months Ended June 30, 1995 and 1994
                                  (Unaudited)

                                                       Three Months Ended          Six Months Ended
                                                       1995           1994         1995        1994
                                                                       (In Thousands)
Operating Revenues                                    $158,632      $151,219     $310,296     $299,066
                                                      --------      --------     --------     --------

Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                       3,561        12,234       15,896       24,221
    Nuclear refueling outage expenses                   19,005             -       21,286            -
    Other operation and maintenance                     23,803        25,951       48,902       47,491
  Depreciation, amortization, and decommissioning       24,535        22,998       49,933       45,967
  Taxes other than income taxes                          7,024         6,645       14,198       13,518
  Income taxes                                          19,414        17,612       38,719       37,748
                                                      --------      --------     --------     --------
        Total                                           97,342        85,440      188,934      168,945
                                                      --------      --------     --------     --------

Operating Income                                        61,290        65,779      121,362      130,121
                                                      --------      --------     --------     --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                     552           312        1,032          634
  Miscellaneous - net                                    1,017         1,517        1,742        2,616
  Income taxes                                             501           681        1,052       (1,039)
                                                      --------      --------     --------     --------
        Total                                            2,070         2,510        3,826        2,211
                                                      --------      --------     --------     --------

Interest Charges:
  Interest on long-term debt                            38,162        40,045       75,596       82,907
  Other interest - net                                   1,984         3,412        4,317        3,424
  Allowance for borrowed funds used
   during construction                                    (588)         (380)      (1,092)        (760)
                                                      --------      --------     --------     --------
        Total                                           39,558        43,077       78,821       85,571
                                                      --------      --------     --------     --------
Net Income                                             $23,802       $25,212      $46,367      $46,761
                                                      ========      ========     ========     ========

See Notes to Financial Statements.

            SYSTEM ENERGY RESOURCES, INC.
               STATEMENTS OF CASH FLOWS
   For the Six Months Ended June 30, 1995 and 1994
                     (Unaudited)

                                                                      1995           1994
                                                                         (In Thousands)
Operating Activities:
  Net income                                                          $46,367       $46,761
  Noncash items included in net income:
    Depreciation, amortization, and decommissioning                    49,933        45,967
    Deferred income taxes and investment tax credits                   (7,335)        8,689
    Allowance for equity funds used during construction                (1,032)         (634)
  Changes in working capital:
    Receivables                                                       (60,206)      (15,093)
    Accounts payable                                                     (181)       13,217
    Taxes accrued                                                      14,062       (10,920)
    Interest accrued                                                    3,127        (6,577)
    Other working capital accounts                                    (22,710)       (5,279)
  Recoverable income taxes                                                  -        26,948
  Decommissioning trust contributions                                  (2,696)       (2,503)
  Other                                                                32,074        12,291
                                                                      -------      --------
    Net cash flow provided by operating activities                     51,403       112,867
                                                                      -------      --------
Investing Activities:
  Construction expenditures                                           (17,178)       (4,280)
  Allowance for equity funds used during construction                   1,032           634
  Nuclear fuel purchases                                              (52,188)          (54)
  Proceeds from sale/leaseback of nuclear fuel                         52,188             -
                                                                      -------      --------
    Net cash flow used in investing activities                        (16,146)       (3,700)
                                                                      -------      --------
Financing Activities:
  Proceeds from the issuance of:
     First mortgage bonds                                                   -        59,410
     Other long-term debt                                              43,538             -
  Retirement of:
     First mortgage bonds                                                   -       (60,000)
     Other long-term debt                                             (45,320)            -
  Premium and expenses paid on refinancing sale/leaseback bonds             -       (47,602)
  Common stock dividends paid                                         (47,600)      (79,300)
                                                                      -------      --------
    Net cash flow used in financing activities                        (49,382)     (127,492)
                                                                      -------      --------
Net decrease in cash and cash equivalents                             (14,125)      (18,325)

Cash and cash equivalents at beginning of period                       89,703       196,132
                                                                      -------      --------
Cash and cash equivalents at end of period                            $75,578      $177,807
                                                                      =======      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                              $72,647       $88,723
    Income taxes                                                      $23,659        $4,730
  Noncash investing and financing activities:
    Change in unrealized appreciation/depreciation of
       decommissioning trust assets                                    $2,589          $291

See Notes to Financial Statements.

         SYSTEM ENERGY RESOURCES, INC.
                 BALANCE SHEETS
      June 30, 1995 and December 31, 1994
                  (Unaudited)

                                                        1995           1994
                                                           (In Thousands)
                      ASSETS
Utility Plant:
  Electric                                           $2,939,364    $2,939,384
  Electric plant under lease                            439,375       439,378
  Construction work in progress                          63,717        46,547
  Nuclear fuel under capital lease                       89,395        46,688
  Nuclear fuel                                                -        26,360
                                                     ----------    ----------
           Total                                      3,531,851     3,498,357
  Less - accumulated depreciation and amortization      803,705       751,717
                                                     ----------    ----------
           Utility plant - net                        2,728,146     2,746,640
                                                     ----------    ----------
Other Investments:
  Decommissioning trust fund                             36,621        30,359
                                                     ----------    ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                    155             -
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                              8,252         5,489
        Other                                            67,171        84,214
                                                     ----------    ----------
           Total cash and cash equivalents               75,578        89,703
  Accounts receivable:
    Associated companies                                 68,766         7,450
    Other                                                 2,302         3,412
  Materials and supplies - at average cost               68,959        71,991
  Prepayments and other                                  13,704         5,429
                                                     ----------    ----------
           Total                                        229,309       177,985
                                                     ----------    ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                     388,995       389,264
    Unamortized loss on reacquired debt                  54,891        54,577
    Other regulatory assets                             197,157       199,080
  Other                                                  14,501        15,454
                                                     ----------    ----------
           Total                                        655,544       658,375
                                                     ----------    ----------
           TOTAL                                     $3,649,620    $3,613,359
                                                     ==========    ==========
See Notes to Financial Statements.

         SYSTEM ENERGY RESOURCES, INC.
                 BALANCE SHEETS
      June 30, 1995 and December 31, 1994
                  (Unaudited)

                                                      1995          1994
                                                         (In Thousands)
         CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares in 1995 and 1994                   $789,350      $789,350
  Paid-in capital                                            7             7
  Retained earnings                                     84,448        85,681
                                                    ----------    ----------
           Total common shareholder's equity           873,805       875,038
  Long-term debt                                     1,439,526     1,438,305
                                                    ----------    ----------
           Total                                     2,313,331     2,313,343
                                                    ----------    ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                      61,395        18,688
  Other                                                 14,342        14,342
                                                    ----------    ----------
           Total                                        75,737        33,030
                                                    ----------    ----------
Current Liabilities:
  Currently maturing long-term debt                    105,000       105,000
  Accounts payable:
    Associated companies                                42,420        32,272
    Other                                               12,875        23,204
  Taxes accrued                                         49,444        35,382
  Interest accrued                                      43,923        40,796
  Obligations under capital leases                      28,000        28,000
  Other                                                  2,327        19,794
                                                    ----------    ----------
          Total                                        283,989       284,448
                                                    ----------    ----------
Deferred Credits:
  Accumulated deferred income taxes                    739,080       746,502
  Accumulated deferred investment tax credits          108,846       110,584
  FERC Settlement - refund obligation                   58,673        60,388
  Other                                                 69,964        65,064
                                                    ----------    ----------
          Total                                        976,563       982,538
                                                    ----------    ----------
Commitments and Contingencies (Notes 1 and 2)

          TOTAL                                     $3,649,620    $3,613,359
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

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1.  COMMITMENTS AND CONTINGENCIES

Cajun - River Bend

Entergy Corporation and GSU

      GSU has significant business relationships with Cajun Electric Power Cooperative, Inc. (Cajun), including co-ownership of River Bend and Big Cajun 2, Unit 3. GSU and Cajun, respectively, own 70% and 30% undivided interests in River Bend and 42% and 58% undivided interests in Big Cajun 2, Unit 3.

      In June 1989, Cajun filed a civil action against GSU in the United States District Court for the Middle District of Louisiana (District Court). Cajun's complaint seeks to annul, rescind, terminate, and/or dissolve the Joint Ownership Participation and Operating Agreement entered into on August 28, 1979 (Operating Agreement) relating to River Bend. The suit also seeks to recover as damages Cajun's alleged $1.6 billion investment in the unit plus attorneys' fees, interest, and costs. Two member cooperatives of Cajun have brought an independent action to declare the Operating Agreement void, based upon failure to get prior LPSC approval alleged to be necessary. GSU believes the suits are without merit and is contesting them vigorously.

      A trial on the portion of the suit by Cajun to rescind the Operating Agreement was completed in March 1995, and a ruling from the District Court is pending. No assurance can be given as to the outcome of this litigation. If GSU is ultimately unsuccessful in this litigation and is required to pay substantial damages, GSU would probably be unable to make such payments and would probably have to seek relief from its creditors under the United States Bankruptcy Code (Bankruptcy
Code).

      Since 1992 Cajun has not paid its full share of capital costs, operating and maintenance expenses and other costs for repairs and improvements to River Bend. In addition, Cajun paid certain costs and expenses under protest. These actions were taken by Cajun based on its contentions that River Bend operating and maintenance expenses were excessive and that the RUS allegedly would not permit Cajun to pay such costs. Cajun has continued to fund its share of the nuclear decommissioning trust payments for River Bend, as well as insurance and safety-related expenses. Cajun's unpaid portion of River Bend operating and maintenance expenses (including nuclear fuel) and capital costs for the first six months of 1995 was approximately $29.7 million. Cajun's total share of River Bend annual operating and maintenance expenses (including nuclear fuel) and capital costs was approximately $76.1 million in 1994.

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

      On December 21, 1994, Cajun filed a petition in the United States Bankruptcy Court for the Middle District of Louisiana seeking relief under Chapter 11 of the Bankruptcy Code. Cajun's bankruptcy could have a material adverse effect on GSU. GSU is taking steps to protect its interests and its claims against Cajun arising from the co-ownership of River Bend and Big Cajun 2, Unit 3. On December 31, 1994, the District Court issued an order lifting an automatic stay as to certain proceedings, with the result that the December 1994 order of the District Court referred to above, remains in effect. Cajun filed a Notice of Appeal on January 18, 1995, to the United States Fifth Circuit Court of Appeals seeking a reversal of the District Court's order. No hearing date has been set on Cajun's appeal.

      In the bankruptcy proceedings, Cajun filed a motion to reject the Operating Agreement as a burdensome executory contract. GSU responded on January 10, 1995, with a memorandum opposing Cajun's motion. If the District Court were to grant Cajun's motion to reject the Operating Agreement, Cajun would be relieved of its financial obligations under the contract, while GSU would likely have a substantial damage claim arising from any such rejection. Although GSU believes that Cajun's motion to reject the Operating Agreement is without merit, it is not possible to predict the outcome or ultimate impact of these proceedings.

      During the period in which Cajun is not paying its share of River Bend-related costs, GSU intends to fund all costs necessary for the safe, continuing operation of the unit. The responsibilities of Entergy Operations, as the licensed operator of River Bend, for safely operating and maintaining the unit, are not affected by Cajun's actions.

      The net amount resulting from Cajun's failure to pay its full share of River Bend-related costs, reduced by the proceeds from the sale of Cajun's share of River Bend power, was $60.6 million as of June 30, 1995, compared with $49 million as of December 31, 1994. These amounts are reflected in long-term receivables with an offsetting reserve in other deferred credits. Cajun's bankruptcy may affect the ultimate collectibility of the amounts owed to GSU, including any amounts that may be awarded in litigation.

Cajun - Transmission Service

Entergy Corporation and GSU

      GSU and Cajun are parties to FERC proceedings relating to transmission service charge disputes. In April 1992, FERC issued an order. In May 1992, GSU and Cajun filed motions for rehearing which are pending at FERC. In June 1992, GSU filed a petition for review in the United States Fifth Circuit Court of Appeals (Court of Appeals) regarding certain of the issues decided by
FERC. In August 1993, the Court of Appeals rendered a decision reversing the FERC order regarding the portion of such disputes relating to the calculations of certain credits and equalization charges under GSU's service schedules with Cajun. The Court of Appeals opinion remanded these issues to FERC for further pro ceedings consistent with its opinion. In February 1995, FERC clarified its order, eliminating an issue that GSU believes the Court of Appeals directed FERC to reconsider. In April 1995, the ALJ issued a ruling in the remanded portion of the proceeding, which the FERC affirmed in an order issued on August 3, 1995.

      Under GSU's interpretation of the 1992 FERC order, as modified by its August 3, 1995 order, Cajun would owe GSU approximately $62.1 million as of June 30, 1995. GSU further estimates that if it were to prevail in its May 1992 motion for rehearing and on certain other issues decided adversely to GSU in the February 1995 and the August 1995 FERC orders, which GSU may appeal, Cajun would owe GSU approximately $137.2 million as of June 30, 1995. If Cajun were to prevail in its May 1992 motion for rehearing to FERC, and if GSU were not to prevail in its May 1992 motion for rehearing to FERC, and if Cajun were to appeal the FERC's August 1995 order and prevail, GSU estimates it would owe Cajun approximately $90.4 million as of June 30, 1995. The above amounts are exclusive of a $7.3 million payment by Cajun on December 31, 1990, which the parties agreed to apply to the disputed transmission service charges. Pending FERC's ruling on the May 1992 motions for rehearing, GSU has continued to bill Cajun utilizing the historical billing methodology and has recorded underpaid transmission charges, including interest, in the amount of $167.3 million as of June 30, 1995. This amount is reflected in long-term receivables with an offsetting reserve in other deferred credits.

Financial Condition

GSU

      Although GSU received partial rate relief relating to River Bend, GSU's financial position was severely strained from 1986 to 1990 by its inability to earn a return on and fully recover its investment and other costs associated with River Bend. Issues to be finally resolved in PUCT rate proceedings and appeals thereof, as discussed in Note 2, combined with the application of accounting standards, may result in substantial write-offs and charges that could result in substantial net losses being reported by Entergy Corporation and GSU in 1995, and subsequent periods, with resulting substantial adverse adjustments to common equity. Future earnings will continue to be adversely affected by the lack of full recovery and return on the investment and other costs associated with River Bend.

Nonregulated Investments

Entergy Corporation

       On March 31, 1995, Entergy Corporation, through its subsidiary, Entergy Power Development Company (EPDC), entered into an agreement with Enron Power Development Corporation, a subsidiary of Enron Corporation, to acquire a 20% interest in the Dabhol Power Project (Project), a 695 megawatt combined cycle facility located in the State of Maharashtra, India. Pursuant to an agreement, EPDC has placed approximately $20.5 million in an escrow account. If EPDC becomes a participant in the Project, its estimated investment in the first phase of the Project would be approximately $90 million. At that time, EPDC would also have an obligation to cover a pro-rata share of the cost overruns up to approximately $30 million.

       Subsequent to entering into the agreement with Enron Power Development Corporation, the newly-elected Maharashtra state government investigated the Project and its related cost of power. On August 3, 1995, the Chief Minister of Maharashtra stated that the government of Maharashtra has decided to suspend the first phase of the Project, the 695 megawatt facility and "scrap" the second phase of the Project, a 1,320 megawatt facility, and indicated that orders to stop work would be issued. In view of these developments, Entergy is uncertain as to the future of the project and is considering its options.

Capital Requirements and Financing

Entergy, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy

     See pages 109, 146-148, 189-191, 194, 228-230, 266-268, 299-
301, and 332 of the Form 10-K for information on the System operating companies' and System Energy's construction expenditures (excluding nuclear fuel) for the years 1995, 1996, and 1997, and long-term debt and preferred stock maturities and cash sinking fund requirements for the period 1995-1999.

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

     The staff of the SEC has questioned certain of the financial accounting practices of the electric utility industry regarding the recognition, measurement, and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board (FASB) is reviewing the accounting for decommissioning. In June 1995, the FASB reaffirmed its tentative conclusions on measurement issues in accounting for the liability for the decommissioning of nuclear power plants. The FASB supports measurement of the liability based on discounted future cash flows. Those future cash flows should be determined by estimating current costs and adjusting for inflation, efficiencies that may be gained from experience with similar activities, and consideration of reasonable future advances in technology. The FASB also agreed that changes in the decommissioning liability that result from changes in assumptions should be recognized with a corresponding adjustment to the plant asset and depreciation should be revised prospectively. In addition, the FASB agreed that the asset recognized as a result of recognizing the decommissioning liability should be presented with other costs of the plant on the financial statements because the cost of decommissioning the plant is recognized as part of the total cost of the plant asset.

      If current electric utility industry accounting practices with respect to nuclear decommissioning are changed, among other things, annual provisions for decommissioning could increase, the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and trust fund income from decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

ANO Matters

Entergy Corporation and AP&L

      See pages 31, 83, 112, and 138 of the Form 10-K for information on leaks in certain steam generator tubes at ANO 2 that were discovered and repaired during an outage in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages in September 1992, May 1993, April 1994, and January 1995. AP&L's budgeted maintenance expenditures were adequate to cover the cost of such repairs. Beginning in January 1995, ANO 2's output was reduced 15 megawatts or 1.6% due to secondary side fouling, tube plugging, and reduction of primary temperature. Entergy Operations is taking steps at ANO 2 to reduce the number and severity of future tube cracks. However, the unit may be approaching the limit for the number of steam generator tubes that can be plugged with the unit in operation. If the currently established limit is reached, it could require Entergy Operations to insert sleeves in some of the steam generator tubes during future outages. Currently, Entergy Operations is in the process of gathering information and assessing various options for the repair or the replacement of ANO 2's steam generator. Certain of these options could, in the future, require significant capital expenditures and result in additional outages. In addition, Entergy Operations periodically meets with the NRC to discuss such steps and results of inspections of the generator tubes, as well as the timing of future inspections. Additional inspections are planned for the normal refueling outage scheduled for October 1995.

Environmental Issues

AP&L

      See pages 34-35 of the Form 10-K for information on PCB contamination at former Reynolds Metals Company (Reynolds) plant sites in Arkansas to which AP&L had supplied power. In May 1995, AP&L was named as a defendant in a suit by Reynolds, seeking to recover a share of the costs associated with the clean up of hazardous substances at a site south of Arkadelphia, Arkansas. Reynolds alleges that it has spent $11.2 million to cleanup the site, and that the site was contaminated in part with PCBs for which AP&L bears some responsibility. AP&L, voluntarily, at its expense, has already completed remediation at a nearby substation site, and believes that it has no liability for contamination at the site that is subject to the Reynolds suit and will contest the lawsuit. Regardless of the outcome, AP&L does not believe this matter would have a materially adverse effect on its financial condition or results of operations.

GSU

    GSU has been notified by the U. S. Environmental Protection Agency (EPA) that it has been designated as a potentially responsible party for the cleanup of certain hazardous waste disposal sites. GSU is currently negotiating with the EPA and state authorities regarding the cleanup of some of these sites. Several class action and other suits have been filed in state and federal courts seeking relief from GSU and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on GSU premises. While the amounts at issue in the cleanup efforts and suits may be substantial, GSU believes that its results of operations and financial condition will not be materially adversely affected by the outcome of the suits.

    Through June 30, 1995, $7.7 million has been expended on the cleanup. As of June 30, 1995, a remaining recorded liability of $20.7 million existed relating to the cleanup of six sites at which GSU has been designated a potentially responsible party. See pages 35-36, 39-40, and 196-197 of the Form 10-K for additional discussion of the sites where GSU has been designated as a potentially responsible party by the EPA.

LP&L

      During 1993, the Louisiana Department of Environmental Quality issued new rules for solid waste regulation, including waste water impoundments. LP&L determined that certain of its power plant waste water impoundments were affected by these regulations and has chosen to upgrade or close them. As a result, a remaining recorded liability in the amount of $13.8 million existed at June 30, 1995, for waste water upgrades and closures to be completed by 1996. Cumulative expenditures relating to the upgrades and closures of waste water impoundments were $2.3 million as of June 30, 1995. See pages 37 and 233 of the Form 10-K for additional discussions of LP&L's waste water impoundment upgrades and closures.

Waterford 3 Lease Obligations

LP&L

      In September 1989, LP&L entered into three substantially identical but entirely separate transactions for the sale and leaseback of undivided interests (aggregating approximately 9.3%) in Waterford 3. See pages 234-235 of the Form 10-K for further information.

     Upon the occurrence of certain events, LP&L may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from the lease transactions, and LP&L may be required to assume the outstanding bonds issued by the Owner Trustee to finance, in part, its acquisition of the undivided interests in Waterford 3. These events would include a failure, at specified dates, to maintain equity capital of at least 30% of adjusted capitalization and a fixed charge coverage ratio of at least 1.50 times earnings. As of June 30, 1995, LP&L's total equity capital was 48.23% of adjusted capitalization, and its fixed charge coverage ratio was 3.07.

Reimbursement Agreement

System Energy

      Under the provisions of the Reimbursement Agreement, as amended, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the Reimbursement Agreement, to maintain its equity at not less than 33% of its adjusted capitalization (as defined in the Reimbursement Agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the Reimbursement Agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the Reimbursement Agreement) of at least 1.60 times earnings. As of June 30, 1995, System Energy's equity approximated 33.57% of its adjusted capitalization, and its fixed charge coverage ratio was 1.23.

      As a result of charges recorded in the fourth quarter of 1994 related to an agreement with FERC which settled a long-standing dispute involving income tax allocation procedures, System Energy has obtained the consent of certain banks to waive temporarily the fixed charge coverage covenant in the letters of credit and Reimbursement Agreement until November 30, 1995. (See pages 92-93 and 327 of the Form 10-K for information on the FERC Settlement.) System Energy expects that upon expiration of the waiver period, it will be in compliance with the fixed charge coverage covenant. Absent a waiver, System Energy's failure to satisfy this covenant could cause a draw under and/or early termination of the letters of credit. If the letters of credit are not replaced in a timely manner, a default or early termination of System Energy's leases could result. Draws under the letters of credit must be repaid by System Energy within 5 days (or in some cases, 90 days) following the date of the drawing. See page 334 of the Form 10-K for further information on the Reimbursement Agreement.


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

      As of June 30, 1995, the River Bend plant costs disallowed for retail ratemaking purposes in Texas, the River Bend plant costs held in abeyance, and the related operating and carrying cost deferrals totaled (net of taxes) approximately $13 million, $280 million (both net of depreciation), and $170 million, respectively. Allowed Deferrals were approximately $86 million, net of taxes and amortization, as of June 30, 1995. GSU estimates it has recorded approximately $169 million of revenues as of June 30, 1995, as a result of the originally ordered rate treatment by the PUCT of these deferred costs. If recovery of the Allowed Deferrals is not upheld, future revenues based upon those allowed deferrals could also be lost, and no assurance can be given as to whether or not refunds to customers of revenue received based upon such deferred costs will be required.

     No assurance can be given as to the timing or outcome of the remands or appeals described above. GSU has made no write-offs or reserves for the River Bend-related costs. Management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the case will be remanded to the PUCT, and the PUCT will be allowed to rule on the prudence of the abeyed River Bend plant costs. Rate Caps imposed by the PUCT's regulatory approval of the Merger could result in GSU's inability to use the full amount of a favorable decision to immediately increase rates; however, a favorable decision could permit some increases and/or limit or prevent decreases during the period the Rate Caps are in effect. Management and legal counsel are unable to predict the amount, if any, of abeyed and previously disallowed River Bend plant costs that ultimately may be disallowed by the PUCT. As of June 30, 1995, a net of tax write-off of up to $293 million could be required based on an ultimate adverse ruling by the PUCT on the abeyed and disallowed costs.

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

      As part of the Separate Rate Case, GSU filed a cost reconciliation study prepared by Sandlin Associates, management consultants with expertise in the cost analysis of nuclear power plants, which supports the reasonableness of the River Bend costs held in abeyance by the PUCT. This study determined that approximately 82% of the River Bend cost increase above the amount included by the PUCT in rate base was a result of changes in federal nuclear safety requirements and provided other support for the remainder of the abeyed amounts.

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

      Additionally, management believes, based on advice from Clark, Thomas & Winters, a Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the Allowed Deferrals will continue to be recovered in rates, and that it is reasonably possible that the deferred costs related to the $1.4 billion of abeyed River Bend plant costs will be recovered in rates to the extent that the $1.4 billion of abeyed River Bend plant is recovered. However, a net of tax write-off of the $170 million of deferred costs related to the $1.4 billion of abeyed River Bend plant costs would be required if they are not allowed to be recovered in rates.

     The adoption of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121) which will become effective January 1, 1996, will require the write-off of the $170 million of rate deferrals discussed above, unless there are favorable regulatory or court actions related to these costs prior to adoption. The standard describes circumstances which may result in assets being impaired and provides criteria for recognition and measurement of asset impairment. See Note 7 for further information regarding SFAS 121.

Filings with the PUCT and Texas Cities

Entergy Corporation and GSU

       In connection with the PUCT's investigation of the reasonableness of GSU's rates, on March 20, 1995 the PUCT ordered a $72.9 million annual base rate reduction for the period March 31, 1994 through September 1, 1994, decreasing to an annual base rate reduction of $52.9 million after September 1, 1994. In accordance with the Merger agreement, the rate reduction was applied retroactively to March 31, 1994. As a result, in 1994 GSU recorded a $57 million reserve for rate refund and a $12.8 million reserve for franchise taxes to be refunded.
`
      On May 26, 1995, the PUCT amended its previously issued March 20, 1995 rate order, reducing the annual base rate reduction by $16.4 million to an annual level of $36.5 million. The PUCT's action was based upon a recent Texas Supreme Court decision not to require a utility to use the prospective tax benefits generated by disallowed expenses to reduce rates. The PUCT's May 26, 1995 amended order no longer requires GSU to pass such prospective tax benefits on to its customers. Therefore, in June 1995, GSU reduced the reserve for rate refund by $18.1 million based on the annual $36.5 million rate reduction. At June 30, 1995, the reserve for rate refund balance was $59.4 million. GSU intends to appeal the PUCT order and no assurance can be given to the timing or outcome of the appeal.

Filings with the LPSC

Entergy Corporation and GSU

      In May 1994, GSU made the first required post-Merger earnings analysis filing with the LPSC. On December 14, 1994, the LPSC ordered a $12.7 million annual rate reduction for GSU effective January 1995. The rate order included, among other things, a reduction in GSU's Louisiana jurisdictional authorized return on equity from 12.75% to 10.95% and the amortization for the benefit of the customers of $8.3 million of previously deferred unbilled revenue, representing one-half of the total resulting from a change in accounting for unbilled revenue. In December 1994, GSU received a preliminary injunction from the
District Court regarding $8.3 million of the reduction. On January 1, 1995, GSU reduced rates by $4.4 million. GSU filed an appeal of the entire $12.7 million rate reduction with the District Court. In July 1995, the District Court denied the appeal. GSU has appealed the order to the Louisiana Supreme Court; however, no assurance can be given as to the timing or outcome of the appeal. The preliminary injunction relating to $8.3 million of the reduction, will remain in effect during the appeal.

      On May 31, 1995, GSU filed the second required post-Merger earning analysis filing with the LPSC.

Entergy Corporation and LP&L

      In August 1994, LP&L filed a performance-based formula rate plan with the LPSC. The proposed formula rate plan would continue existing LP&L rates at current levels, while providing financial incentive to reduce costs and maintain high levels of customer satisfaction and system reliability. The plan would allow LP&L the opportunity to earn a higher rate of return if it improves performance over time. Conversely, if performance declines, the rate of return LP&L could earn would be lowered.
This provides a financial incentive for LP&L to maintain continuous improvement in all three performance categories (price, customer satisfaction, and service reliability).

     As a result of the LPSC's base rate review, on June 2, 1995, a $49.4 million reduction in base rates was ordered. This included $10.5 million of rates previously reduced through fuel clause reductions. Therefore, the net effect of the LPSC order was to reduce rates by $38.9 million. The LPSC approved LP&L's proposed formula rate plan with the following modifications. An earnings band will be established with a range from 10.4% to 12% for return on equity. If LP&L's earnings fall within the bandwidth, no adjustment in rates occurs. If LP&L's earnings are above a 12% return on equity, a 60/40 sharing with customers occurs and customers receive 60% of earnings in excess of the 12% through prospective rate reductions. Alternatively, if LP&L's earnings are below a 10.4% return on equity, customers pay 60% of the difference between the realized return on equity and a 10.4% return on equity through prospective rate increases. The LPSC also reduced LP&L's authorized rate of return from 12.76% to 11.2%. The LPSC rate order is retroactive to April 27, 1995. As of June 30, 1995, LP&L had recorded a $7.6 million reserve for rate refund.

      On June 9, 1995, LP&L appealed the $49.4 million rate reduction. On the same date LP&L also filed a petition for injunctive relief from implementation of $14.7 million of the $49.4 million rate reduction. The $14.7 million of the rate reduction represents revenue made available to LP&L through a previous LPSC order, which in turn allowed LP&L to provide reduced rates to three industrial customers. Subsequently, a request for a $14.7 million rate increase was filed by LP&L. On July 13, 1995, LP&L was granted a preliminary injunction on $14.7 million of the rate reduction by the District Court pending a final LPSC order. No assurance can be given as to the timing or outcome of the appeal or the requested rate increase.

Proposed Rate Increase

System Energy

      In May 1995, System Energy filed an application with FERC for a $65.5 million rate increase. The request seeks changes to the System Energy rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation accrual rate, and rate of return on common equity. System Energy requested that the proposed rate increase become effective subject to refund within 60 days after the filing date, but the effective date was suspended until December 1995.

MP&L

     MP&L's allocation of the proposed wholesale rate increase is $21.6 million. In July 1995, MP&L filed a schedule with the MPSC which will defer and later recover the amount of the System Energy rate increase that is approved by the FERC. The deferral, which must be approved by the MPSC, will begin in September 1995 and will end after the new wholesale rates approved by the FERC go into affect. Beginning in 1998, MP&L will collect through its rates the deferral balance and carrying charges.

February 1994 Ice Storm/Rate Rider

Entergy Corporation and MP&L

      As discussed on pages 26, 95, and 262 of the Form 10-K, the MPSC approved a stipulation in September 1994, with respect to the recovery of ice storm costs recorded through April 30, 1994. Under the stipulation, MP&L implemented an ice storm rate rider, which increased rates approximately $8 million for a period of five years beginning on September 29, 1994. This stipulation also stated that at the end of the five-year period, the revenue requirement associated with the undepreciated ice storm capitalized costs will be included in MP&L's base rates to the extent that this revenue requirement does not result in MP&L's rate of return on rate base being above the benchmark rate of return under MP&L's formula rate plan.

      In July 1995, MP&L and the MPSC Staff entered into a joint stipulation which allows for a $2.5 million rate increase for a period of four years beginning September 28, 1995, to recover costs related to the ice storm that were recorded after April 30, 1994. The stipulation also allows for undepreciated ice storm capital costs recorded after April 30, 1994 to be treated as described above.

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

      The LPSC is currently conducting Phase II of its review of GSU's fuel costs for the period October 1991 through December 1994. On June 30, 1995, the LPSC consultants filed testimony recommending a disallowance of $38.7 million of Phase II fuel costs. Hearings are scheduled to begin in September 1995. No assurance can be given to the timing or the outcome of the review.

PUCT Fuel Cost Review

GSU

    For  information on the PUCT Fuel Cost Review for the  period
December 1, 1986 through September 30, 1991, see pages 183-184 of the Form 10-K.

      On January 9, 1995, GSU and various parties reached an agreement for the reconciliation of over- and under-recovery of fuel and purchased power expenses for the period October 1, 1991, through December 31, 1993. In the fourth quarter of 1994, GSU recorded a reserve of $7.6 million as a result of this settlement. On April 17, 1995, the PUCT issued a final order approving the settlement.


NOTE 3.  PREFERRED AND COMMON STOCK

Entergy Corporation

      Entergy Corporation periodically repurchases shares of its outstanding common stock either on the open market or through negotiated purchases or tender offers. Stock repurchases depend upon market conditions and authorization by the Entergy Corporation Board of Directors. During the first six months of 1995, no shares of common stock were repurchased.

      During the first six months of 1995, Entergy Corporation issued 340,590 shares of its previously repurchased common stock, reducing the amount held as treasury stock by $10.1 million. Entergy Corporation issued these shares to meet the requirements of its various stock plans. For further information on Entergy Corporation's stock plans, see pages 103-104 of the Form 10-K.


NOTE 4.  LONG-TERM DEBT

GSU

      On July 1, 1995, GSU redeemed, pursuant to sinking fund requirements, $50 million of its 9.72% Series Debentures due 1998 and $0.425 million of its 7.00% Series Pollution Control Revenue
Bonds due 2006.


NOTE 5.  RETAINED EARNINGS

      On July 28, 1995, Entergy Corporation's Board of Directors declared a common stock dividend of 45 cents per share payable on September 1, 1995.


NOTE 6.  RESTRUCTURING COSTS

Entergy  Corporation, AP&L, GSU, LP&L, MP&L, NOPSI,  and  Entergy
Services

     The restructuring programs announced by Entergy in the third quarter of 1994 included anticipated reductions in the number of employees and the consolidation of offices and facilities. Restructuring charges associated with these programs recorded in 1994 and the first six months of 1995 are shown below by company together with actual termination benefits paid under the program.


                      Restructuring                         Restructuring
                        Liability    Additional               Liability
          Company      December 31,   Accruals   Payments   June 30, 1995
                           1994
                                            (In Millions)

      AP&L            $  12.2        $  9.0      $(12.0)      $    9.2
      GSU                 6.5           7.2        (7.0)           6.7
      LP&L                6.8           5.0        (7.9)           3.9
      MP&L                6.2           1.1        (4.9)           2.4
      NOPSI               3.4             -        (1.7)           1.7
      Entergy Services     -            6.0        (1.5)           4.5
                      -------        ------      ------       --------
      Total           $  35.1        $ 28.3      $(35.0)      $   28.4
                      =======        ======      ======       ========

      The restructuring charges shown above primarily included employee severance costs related to the expected termination of approximately 2,150 employees. In June 1995, the System recorded $24.7 million of additional restructuring costs. As of June 30, 1995, 1,683 employees have either been terminated or accepted voluntary separation under the restructuring plan.

      Additionally, the System recorded $24.3 million in 1994 (of which $23.8 million was recorded by GSU) for remaining severance and augmented retirement benefits related to the Merger. Actual termination benefits paid under the program during the first six months of 1995 amounted to $17.1 million. During that same period additional accruals of $5.0 million were recorded and adjustments to the allocation of the total liability were made among the System companies. At June 30, 1995 the total remaining System liability of $12.2 million for expected future merger-related outlays was comprised principally of GSU and Entergy Services' liabilities of $8.0 million and $3.0 million, respectively.


NOTE 7.  ACCOUNTING ISSUES

    New Accounting Standard - In March 1995, the FASB issued SFAS 121, effective January 1, 1996. This standard describes circumstances which may result in assets (including goodwill such as the Merger acquisition adjustment, see pages 87-88 of the Form 10-K) being impaired and provides criteria for recognition and measurement of asset impairment. Note 2 describes regulatory assets of $170 million (net of tax) related to Texas retail deferred River Bend operating and carrying costs. Management believes these deferred costs will be required to be written off under the provisions of SFAS 121 unless there are favorable regulatory or court actions related to these costs prior to the adoption of the new standard by Entergy.

      Certain other assets and operations of Entergy totaling approximately $1.8 billion (pre-tax) are most potentially affected by the requirements of SFAS 121. Those assets include AP&L's and LP&L's retained shares of Grand Gulf 1, Entergy Power's investments in the Independence and Ritchie power plants, GSU's Louisiana deregulated asset plan, and Texas jurisdiction abeyed portion of the River Bend plant, in addition to the FERC jurisdiction and steam department operations of GSU. As discussed in the Form 10-K, GSU has previously discontinued the application of SFAS 71 for the Louisiana deregulated asset plan, and operations of the FERC jurisdiction and steam department.

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

         MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 LIQUIDITY AND CAPITAL RESOURCES

Entergy, AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy

      Liquidity  is  important  to Entergy  due  to  the  capital intensive nature of its business, which requires large investments in long-lived assets. While large capital expenditures for the construction of new generating capacity are not currently planned, the System does require significant capital resources for the periodic maturity of certain series of debt and preferred stock and ongoing construction expenditures. Net cash flow from operations for Entergy Corporation, the System operating companies, and System Energy for the six months ended June 30, 1995 and 1994, was as follows (in millions):

                                 Six Months      Six Months
          Company              Ended 6/30/95   Ended 6/30/94

          Entergy Corporation    $449.7          $508.2
          AP&L                   $141.3          $ 79.7
          GSU                    $100.4          $138.7
          LP&L                   $159.7          $147.1
          MP&L                   $ 74.8          $ 73.5
          NOPSI                  $ 14.5          $ 41.8
          System Energy          $ 51.4          $112.9

     For the six months ended June 30, 1995, AP&L's net cash flow from operations increased due primarily to reduced billings from System Energy resulting from a FERC audit settlement in 1994 and increased other working capital. Partially offsetting this increase in net cash flow at AP&L was a higher fuel inventory level due to the depletion of coal inventory in the first six months of 1994 when spring flooding disrupted the normal coal delivery schedule. GSU's net cash flow from operations decreased for the six months ended June 30, 1995, due primarily to cash required for an upcoming debt retirement, and to reduced working capital. NOPSI's net cash flow from operations decreased for the six months ended June 30, 1995, due primarily to reduced working capital and to refunds associated with the 1994 NOPSI Settlement. System Energy's net cash flow from operations decreased for the six months ended June 30, 1995, due primarily to refunds to associated companies resulting from a FERC audit settlement in 1994.

      In the first six months of 1995, as in recent years, cash from operations, supplemented by cash on hand, was sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt/preferred stock maturities. Entergy's ability to fund most of its capital requirements with cash from operations results from continued efforts to streamline operations and to reduce costs, as well as from collections under the rate phase-in plans, which exceed current cash requirements for the related costs. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs so that there is no effect on net income.) The System operating companies and System Energy have the ability, subject to regulatory approval, to meet capital requirements through future debt or preferred stock issuances, as discussed below. Also, to the extent current market interest and dividend rates allow, the System operating companies and System Energy may continue to refinance high-cost debt and preferred stock prior to maturity.

       Entergy Corporation will consider investing up to approximately $150 million per year for the next several years in nonregulated business opportunities. See Part II for additional discussion of Entergy Corporation's current and future investments in nonregulated businesses. As discussed in Note 1 and "Significant Factors and Known Trends - Nonregulated Investments", as of June 30, 1995, EPDC has made an initial investment in the Dabhol Power Project by depositing $20.5 million in an escrow account.

      Certain agreements and restrictions limit the amount of mortgage bonds and preferred stock that can be issued by each of the System operating companies and System Energy. Based on the most restrictive applicable tests as of June 30, 1995, and assumed annual interest or dividend rates of 8% for bonds and 8.75% for preferred stock, each of the System operating companies and System Energy could have issued bonds or preferred stock in the following amounts (in millions):

               Company          Bonds   Preferred Stock

               AP&L             $274      $462
               GSU              $  -      $ -
               LP&L             $ 61      $867
               MP&L             $187      $ 81
               NOPSI            $ 20      $ 13
               System Energy    $ 44        *

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

      The System operating companies and System Energy have SEC authorization to effect short-term borrowings. As of June 30, 1995, GSU has unused lines of credit for short-term borrowings totaling $5.0 million. See pages 101, 145, 188, 227, 265, 299, and 331 of the Form 10-K for information on the System operating companies', System Energy's and Entergy Services' short-term borrowing authorizations and bank lines of credit. At June 30, 1995, the System operating companies, Entergy Services and System Fuels had outstanding short-term borrowings from the Money Pool and/or from banks as follows (in millions):

             Company               Money Pool    Banks

             LP&L                   $ 0.1        $17.7
             Entergy Operations     $10.6        $ -
             Entergy Services       $36.4        $35.0
             System Fuels           $ -          $15.0


       On   July  27,  1995,  Entergy  Corporation  received  SEC
authorization for a $300 million bank line of credit and negotiations with a group of banks to provide up to $300 million in loans to Entergy Corporation are currently proceeding. Proceeds from this bank line of credit are expected to be used for common stock repurchases, investments in nonregulated and nonutility businesses, and other general corporate activities.

      Entergy Corporation's current primary capital requirements are to invest periodically in, or make loans to, its subsidiaries. Entergy Corporation expects to meet these requirements in 1995 - 1997 with internally generated funds and cash on hand. Entergy Corporation also pays dividends on its common stock, which aggregated $204 million in the first six months of 1995. Declarations of dividends on common stock are made at the discretion of the Board. It is anticipated that management will not recommend future dividend increases to the Board unless such increases are justified by sustained earnings growth of Entergy Corporation and its subsidiaries. Entergy Corporation receives funds through dividend payments from its subsidiaries. During the first six months of 1995, these common stock dividend payments totaled $196 million. Certain restrictions may limit the amount of these distributions. See page 106 of the Form 10-K for additional information. GSU did not make common stock dividend payments to Entergy Corporation in the first six months of 1995.

      Entergy  Corporation has a program to repurchase shares  of its  outstanding  common stock.  The timing and  amount  of  such
repurchases   depend   upon   market   conditions    and    Board
authorization.  See Note 3 for additional information.

      Recent rate reductions, as discussed in Note 2, as well as any future rate reductions, have increased the need for Entergy to stabilize and reduce costs in order to meet the increasing competition in the utility industry as well as develop additional sources of income.

Entergy Corporation and GSU

      See Notes 1 and 2 regarding litigation with Cajun and River Bend rate appeals. Write-offs or charges resulting from adverse rulings in these matters, or ultimately required by the application of SFAS 121 (see Note 7) could result in additional net losses being reported by Entergy Corporation and GSU in 1995 and subsequent periods, with resulting adverse adjustments to common equity of Entergy Corporation and GSU. Also, adverse resolution of these matters could adversely affect GSU's ability to continue to pay dividends and obtain financing, which could in turn affect GSU's liquidity.

Entergy Corporation and System Energy

      Under the Capital Funds Agreement, Entergy Corporation has agreed to supply to System Energy sufficient capital to maintain System Energy's equity capital at an amount equal to a minimum of 35% of its total capitalization (excluding short-term debt), and to permit the continuation of commercial operation of Grand Gulf 1 and to pay in full all indebtedness for borrowed money of
System Energy when due under any circumstances. In addition, under supplements to the Capital Funds Agreement assigning System Energy's rights as security for specific debt of System Energy,
Entergy Corporation has agreed to make cash capital contributions, if required, to enable System Energy to make payments on such debt when due. The Capital Funds Agreement can be terminated by the parties thereto, subject to the receipt of consents of certain creditors.

                      RESULTS OF OPERATIONS

ENTERGY

Net Income

     Consolidated net income increased for the three months ended June 30, 1995 due primarily to increased wholesale revenues from customers outside of Entergy's service area, a reduction of the provision for a GSU rate refund associated with a 1995 PUCT rate order, and a decrease in interest charges. Consolidated net income increased slightly for the six months ended June 30, 1995 due primarily to an increase in other income and a decrease in interest charges.

      Significant factors affecting the results of operations and causing variances between the three months and six months ended
June 30, 1995 and 1994 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

     Detailed below are Entergy's electric revenues by source and KWH sales.

                                   Three Months Ended Increase
    Description                      1995     1994   (Decrease)
                                           (In Millions)
Electric Operating Revenues:
  Residential                       $ 480.0  $ 489.1   $(9.1)  (2)
  Commercial                          357.3    372.2   (14.9)  (4)
  Industrial                          433.0    461.5   (28.5)  (6)
  Governmental                         37.5     40.7    (3.2)  (8)
                                    ------------------------
    Total retail                    1,307.8  1,363.5   (55.7)  (4)
  Sales for resale                     82.7     76.3     6.4    8
  Other                               148.7    111.9    36.8   33
                                   -------------------------
    Total                          $1,539.2 $1,551.7  $(12.5)  (1)
                                   =========================
Billed Electric Energy
  Sales (Millions of KWH):
  Residential                        6,047    5,806     241    4
  Commercial                         4,958    4,813     145    3
  Industrial                        10,325   10,106     219    2
  Governmental                         564      553      11    2
                                    -----------------------
    Total retail                    21,894   21,278     616    3
  Sales for resale                   2,406    2,035     371    18
                                    -----------------------
    Total                           24,300   23,313     987    4
                                    =======================

                                    Six Months Ended  Increase
    Description                      1995     1994   (Decrease)  %
                                            (In Millions)
Electric Operating Revenues:
  Residential                       $ 921.5  $ 965.1   $(43.6)  (5)
  Commercial                          682.0    711.3    (29.3)  (4)
  Industrial                          847.0    897.6    (50.6)  (6)
  Governmental                         72.7     79.6     (6.9)  (9)
                                   --------------------------
    Total retail                    2,523.2  2,653.6   (130.4)  (5)
  Sales for resale                    157.2    145.7     11.5    8
  Other                               153.5     92.6     60.9   66
                                   --------------------------
    Total                          $2,833.9 $2,891.9   $(58.0)  (2)
                                   ==========================
Billed Electric Energy
  Sales (Millions of KWH):
  Residential                       11,907   11,868       39     -
  Commercial                         9,431    9,219      212     2
  Industrial                        20,360   19,833      527     3
  Governmental                       1,103    1,079       24     2
                                    ------------------------
    Total retail                    42,801   41,999      802     2
  Sales for resale                   4,283    3,771      512    14
                                    ------------------------
    Total                           47,084   45,770    1,314     3
                                    ========================

      Electric operating revenues decreased for the three months and six months ended June 30, 1995 due primarily to decreased fuel adjustment revenues, partially offset by a reduction of the provision of a GSU rate refund associated with a 1995 PUCT rate order, increased weather-related sales, an increase in wholesale revenues from outside Entergy's service area, and increased other revenues. The decrease in fuel adjustment revenues reflects a decrease in fuel prices. Other revenues increased primarily due to the Grand Gulf over/under recovery, which does not affect net income.

      The changes in electric operating revenue for the three months and six months ended June 30, 1995 are as follows:

                                Three Months Ended    Six Months Ended
     Description               Increase/(Decrease)  Increase/(Decrease)
                                           (In Millions)
  Change in base rates                $(8.1)              $(22.4)
  Rate riders                          (5.1)               (12.5)
  Fuel cost recovery                  (62.7)              (108.8)
  Sales volume/weather                 25.5                 26.2
  Other revenue (including unbilled)   31.5                 48.0
  Sales for resale                      6.4                 11.5
                                     ------               ------
  Total                              $(12.5)              $(58.0)
                                     ======               ======

      Gas operating revenues decreased in the first six months of
1995   due  primarily  to  milder  than  normal  winter  weather, decreased fuel adjustment revenues and gas rate reductions agreed to in the 1994 NOPSI Settlement.

Expenses

     Operating expenses decreased for three months and six months ended June 30, 1995 due primarily to decreased fuel and purchased power expenses, partially offset by increased nuclear outage expenses and income taxes. Fuel for electric generation and fuel-related expenses decreased due primarily to lower fuel costs. Purchased power decreased due primarily to decreased power purchases from non-associated utilities due to changes in generation requirements for the System operating companies. Nuclear refueling outage expense increased due primarily to a Grand Gulf 1 refueling outage at System Energy. Income taxes increased due primarily to higher pretax income, a decrease in tax depreciation at LP&L's Waterford 3 and GSU's River Bend plants, and decreased amortization of investment tax credits related to the 1994 FERC Settlement.

     Interest charges decreased for the three months and six months ended June 30, 1995 due primarily to retirement and refinancing of high-cost long-term debt, partially offset by carrying charges related to the System Energy 1994 FERC Settlement.

AP&L

Net Income

      Net income increased in the second quarter of 1995 due primarily to higher retail non-fuel revenues and lower other operation and maintenance expenses partially offset by lower sales for resale and higher income tax expense.

      Net  income decreased in the first six months of  1995  due
primarily  to  decreased  sales  for  resale  and  higher   other
operation and maintenance, depreciation, and income tax expenses.

      Significant factors affecting the results of operations and causing variances between the three months and six months ended
June 30, 1995 and 1994 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      Detailed below are AP&L's operating revenues by source and KWH sales for the three months and six months ended June 30, 1995 and 1994:

                                   Three Months Ended Increase
    Description                      1995     1994   (Decrease) %
                                           (In millions)
Electric Operating Revenues:
  Residential                      $ 109.0  $ 108.3   $ 0.7    1
  Commercial                          73.9     74.8    (0.9)  (1)
  Industrial                          84.9     80.6     4.3    5
  Governmental                         4.0      4.1    (0.1)  (2)
                                   ------------------------
    Total retail                     271.8    267.8     4.0    1
  Sales for resale
    Associated companies              51.2     60.4    (9.2) (15)
    Non-associated companies          40.5     42.5    (2.0)  (5)
  Other                               48.7     44.2     4.5   10
                                   ------------------------
    Total                          $ 412.2  $ 414.9   $(2.7)  (1)
                                   ========================

Billed Electric Energy
  Sales (Millions of KWH):
  Residential                       1,149    1,141       8     1
  Commercial                          976      986     (10)   (1)
  Industrial                        1,515    1,441      74     5
  Governmental                         66       57       9    16
                                    ----------------------
    Total retail                    3,706    3,625      81     2
  Sales for resale
    Associated companies            2,396    2,988    (592)  (20)
    Non-associated companies        1,156    1,065      91     9
                                    ----------------------
    Total                           7,258    7,678    (420)   (5)
                                    ======================

                                    Six Months Ended  Increase
    Description                      1995     1994   (Decrease)  %
                                            (In Millions)
Electric Operating Revenues:
  Residential                      $ 233.2  $ 231.6    $ 1.6    1
  Commercial                         142.2    141.1      1.1    1
  Industrial                         162.5    153.4      9.1    6
  Governmental                         8.0      8.2     (0.2)  (2)
                                   -------------------------
    Total retail                     545.9    534.3     11.6    2
  Sales for resale
    Associated companies              80.3    127.0    (46.7) (37)
    Non-associated companies          79.1     86.8     (7.7)  (9)
  Other                               46.5     37.9      8.6   23
                                   -------------------------
    Total                          $ 751.8  $ 786.0   $(34.2)  (4)
                                   =========================

Billed Electric Energy
Sales (Millions of KWH):
  Residential                       2,576    2,579        (3)    -
  Commercial                        1,923    1,917         6     -
  Industrial                        2,954    2,805       149     5
  Governmental                        119      115         4     3
                                   -------------------------
    Total retail                    7,572    7,416       156     2
  Sales for resale
    Associated companies            3,755    6,238    (2,483)  (40)
    Non-associated companies        2,029    2,269      (240)  (11)
                                   -------------------------
    Total                          13,356   15,923    (2,567)  (16)
                                   =========================

      Electric operating revenues decreased in the second quarter and first six months of 1995 due primarily to lower sales for resale to associated companies caused by changes in generation availability and requirements among the System operating companies. This decrease was partially offset by higher retail sales due primarily to an increase in customers and power usage.

      The changes in electric operating revenue for the three months and six months ended June 30, 1995 are as follows:

                                   Three Months Ended    Six Months Ended
         Description               Increase/(Decrease) Increase/(Decrease)
                                             (In Millions)
  Change in base rates                   $1.6              $ 2.6
  Rate riders                             1.4                1.7
  Fuel cost recovery                     (0.6)               3.6
  Sales volume/weather                    1.7                3.8
  Other revenue (including unbilled)      4.4                8.5
  Sales for resale                      (11.2)             (54.4)
                                        -----             ------
  Total                                 $(2.7)            $(34.2)
                                        =====             ======

Expenses

      Operating expenses decreased in the second quarter of 1995 due primarily to lower fuel and fuel-related expenses and purchased power expenses partially offset by higher income tax expense. Fuel and fuel-related expenses and purchased power expenses decreased due to the lower sales for resale to associated companies as noted in "Revenues and Sales" above. The increase in income tax expense is primarily due to higher pretax income.

      Operating expenses decreased for the six months of 1995 due primarily to lower fuel and fuel-related expenses and purchased power expenses partially offset by higher other operation and maintenance expenses and income tax expenses. Fuel and purchased power expenses decreased for the reasons discussed above. The increase in other operation and maintenance expenses is primarily the result of additional work being performed and the use of materials during ANO 1's scheduled refueling outage which began in mid-February 1995 and was completed in early April 1995. In addition, ANO 2 experienced a 30 day mid-cycle outage during the first quarter of 1995 which also required additional work and materials. Income tax expense increased primarily due to the write-off in 1994 of the investment tax credit in accordance with the FERC Settlement.

GSU

Net Income

      Net income increased for the three months and six months ended June 30, 1995 primarily due to a reduction of the provision for rate refund associated with a 1995 PUCT rate order (see Note 2 for further information). This increase was partially offset by an increase in taxes other than income taxes.

      Significant factors affecting the results of operations and causing variances between the three months and six months ended
June 30, 1995 and 1994 are discussed under "Revenues and Sales" and "Expenses" below.

Revenue and Sales

      Detailed below are GSU's operating revenues by source and KWH sales for the three months and six months ended June 30, 1995 and 1994:

                                   Three Months Ended Increase
    Description                      1995     1994   (Decrease) %
                                             (In millions)

Electric Department Operating Revenues:
  Residential                      $ 132.6  $ 132.7     $(0.1)    -
  Commercial                          99.3    102.4      (3.1)   (3)
  Industrial                         145.2    159.9     (14.7)   (9)
  Governmental                         6.2      6.4      (0.2)   (3)
                                   --------------------------
    Total retail                     383.3    401.4     (18.1)   (5)
  Sales for resale
    Associated companies              22.6      4.7      17.9   381
    Non-associated companies          15.8     15.7       0.1     1
  Other                               40.6     17.2      23.4   136
                                   --------------------------
    Total Electric Department      $ 462.3   $439.0    $ 23.3     5
                                   ==========================
Billed Electric Energy
Sales (Millions of KWH):
  Residential                        1,754    1,672        82     5
  Commercial                         1,507    1,462        45     3
  Industrial                         3,677    3,811      (134)   (4)
  Governmental                          63       74       (11)  (15)
                                     ------------------------
    Total retail                     7,001    7,019       (18)    -
  Sales for resale
    Associated companies             1,057      589       468    79
    Non-associated companies           548      120       428   357
                                     ------------------------
    Total Electric Department        8,606    7,728       878    11
  Steam Department                     452      421        31     7
                                     ------------------------
     Total                           9,058    8,149       909    11
                                     ========================


                                    Six Months Ended  Increase
    Description                      1995     1994   (Decrease)  %
                                            (In Millions)
Electric Department Operating Revenues:
  Residential                      $ 249.1  $ 256.5    $(7.4)   (3)
  Commercial                         191.6    197.1     (5.5)   (3)
  Industrial                         287.5    312.9    (25.4)   (8)
  Governmental                        12.4     12.7     (0.3)   (2)
                                   -------------------------
    Total retail                     740.6    779.2    (38.6)   (5)
  Sales for resale
    Associated companies              32.8     14.0     18.8   134
    Non-associated companies          30.6     24.8      5.8    23
  Other                               37.1     23.1     14.0    61
                                   -------------------------
    Total Electric Department      $ 841.1   $841.1      -       -
                                   =========================
Billed Electric Energy
Sales (Millions of KWH):
  Residential                        3,315    3,273     42    1
  Commercial                         2,849    2,769     80    3
  Industrial                         7,347    7,386    (39)  (1)
  Governmental                         151      148      3    2
                                    ----------------------
    Total retail                    13,662   13,576     86    1
  Sales for resale
    Associated companies             1,558      987    571   58
    Non-associated companies         1,021      263    758  288
                                    ----------------------
    Total Electric Department       16,241   14,826  1,415   10
  Steam Department                     849      831     18    2
                                    ----------------------
    Total                           17,090   15,657  1,433    9
                                    ======================

      Electric operating revenues increased in the three months ended June 30, 1995 primarily due to a reduction of the provision for rate refund associated with a 1995 PUCT rate order and an increase in sales for resale. This increase was partially offset by a decrease in fuel revenues.

     Electric operating revenues were basically unchanged for the first six months of 1995 primarily due to lower fuel revenues which were offset by higher sales for resale. Sales for resale increased as a result of an increase in sales to associated companies caused by changes in generation availability and requirements among the System operating companies.

     Gas operating revenues decreased for the first six months of 1995 primarily due to a decrease in residential sales.

      The changes in electric operating revenue for the three months and six months ended June 30, 1995 are as follows:

                                  Three Months Ended     Six Months Ended
              Description         Increase/(Decrease)   Increase/(Decrease)
                                             (In Millions)
  Change in base rates                   $12.2             $(6.6)
  Fuel cost recovery                     (24.8)            (38.9)
  Sales volume/weather                     3.5               6.1
  Other revenue (including unbilled)      14.4              14.8
  Sales for resale                        18.0              24.6
                                         -----             -----
  Total                                  $23.3             $  -
                                         =====             =====
Expenses

     Operating expenses increased for the three months ended June 30, 1995 primarily due to increased taxes other than income taxes and income taxes, partially offset by lower purchased power expense. Taxes other than income taxes increased primarily due to a refund of franchise taxes in 1994. Income taxes increased primarily due to a decrease in tax depreciation associated with River Bend and higher pre-tax income for this period. Purchased power expense decreased primarily due to the changes in generation availability and requirements among the System operating companies. This increase in generation was offset by a decrease in the price of fuel.

      Operating expenses remained relatively unchanged for the first six months of 1995 primarily due to the same reasons as the three months ended June 30, 1995 (discussed above). In addition, other operation and maintenance expenses increased slightly primarily due to additional restructuring charges which were partially offset by the prior year severance charges related to the merger.

      Other interest - net decreased for the three months and six months ended June 30, 1995 primarily due to the one time interest charge associated with the March 1994 Louisiana Supreme Court ruling requiring GSU to refund to ratepayers the portion of GSU's cost to purchase power from Nelson Industrial Steam Company (NISCO) representing the excess of NISCO's purchase price of the units over GSU's depreciated cost of the units.

LP&L

Net Income

      Net income increased for the three months and six months ended June 30, 1995. This is due primarily to lower other operating and maintenance expenses partially offset by higher income tax expense.

      Significant factors affecting the results of operations and causing variances between the three months and six months ended
June 30, 1995 and 1994 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      Detailed below are LP&L's operating revenues by source and KWH sales for the three months and six months ended June 30, 1995 and 1994.

                                   Three Months Ended Increase
    Description                      1995     1994   (Decrease) %
                                             (In millions)
Electric Operating Revenues:
  Residential                      $ 132.9  $ 139.4   $(6.5)   (5)
  Commercial                          85.4     92.0    (6.6)   (7)
  Industrial                         153.5    169.1   (15.6)   (9)
  Governmental                         7.8      7.9    (0.1)   (1)
                                   ------------------------
    Total retail                     379.6    408.4   (28.8)   (7)
  Sales for resale
    Associated companies               0.2      0.1     0.1   100
    Non-associated companies          13.6      8.7     4.9    56
  Other                               12.7     24.4   (11.7)  (48)
                                   ------------------------
    Total                          $ 406.1  $ 441.6  $(35.5)   (8)
                                   ========================

Billed Electric Energy
Sales (Millions of KWH):
  Residential                       1,787    1,691      96    6
  Commercial                        1,159    1,118      41    4
  Industrial                        4,247    3,979     268    7
  Governmental                        108       99       9    9
                                    ----------------------
    Total retail                    7,301    6,887     414    6
  Sales for resale
    Associated companies                9        1       8   80
    Non-associated companies          360      216     144   67
                                    ----------------------
    Total                           7,670    7,104     566    8
                                    ======================

                                    Six Months Ended  Increase
    Description                      1995     1994   (Decrease)  %
                                            (In Millions)
Electric Operating Revenues:
  Residential                      $ 244.8  $ 264.4   $(19.6)   (7)
  Commercial                         161.4    172.8    (11.4)   (7)
  Industrial                         302.4    329.0    (26.6)   (8)
  Governmental                        15.5     15.8     (0.3)   (2)
                                   -------------------------
    Total retail                     724.1    782.0    (57.9)   (7)
  Sales for resale
    Associated companies               0.4      0.2      0.2   100
    Non-associated companies          23.6     15.5      8.1    52
  Other                               11.0     27.8    (16.8)  (60)
                                   -------------------------
    Total                          $ 759.1  $ 825.5   $(66.4)   (8)
                                   =========================

Billed Electric Energy
Sales (Millions of KWH):
  Residential                       3,374    3,371       3    -
  Commercial                        2,178    2,146      32    1
  Industrial                        8,326    7,956     370    5
  Governmental                        218      206      12    6
                                   -----------------------
    Total retail                   14,096   13,679     417    3
  Sales for resale
    Associated companies               19        4      15   37
    Non-associated companies          574      341     233   68
                                   -----------------------
    Total                          14,689   14,024     665    5
                                   =======================

       Electric operating revenues were lower in the three months and six months ended June 30, 1995 primarily due to lower fuel adjustment revenues, which do not affect net income. In addition, a reserve for rate refund was established (see Note 2 for further information) and completion of the amortization of the proceeds resulting from litigation with a gas supplier in the second quarter of 1994 resulted in decreased other operating revenues partially offset by higher sales to non-associated utilities.

      The changes in electric operating revenue for the three months and six months ended June 30, 1995 are as follows:

                                 Three Months Ended  Six Months Ended
            Description           Increase/(Decrease)  Increase/(Decrease)
                                           (In Millions)
  Change in base rates                $(10.4)             $(9.7)
  Fuel cost recovery                   (39.9)             (66.2)
  Sales volume/weather                  13.8               10.5
  Other revenue (including unbilled)    (4.0)              (9.3)
  Sales for resale                       5.0                8.3
                                      ------             ------
  Total                               $(35.5)            $(66.4)
                                      ======             ======
Expenses

      Operating expenses decreased for the three months and six months ended June 30, 1995 primarily due to lower fuel, purchased power, and other operation and maintenance expenses partially offset  by  higher  income tax expense.  Fuel expenses  decreased primarily due to lower deferred fuel cost. The decrease in purchased power expense is primarily due to changes in generation availability and requirements among the System operating companies. Other operation and maintenance expenses decreased primarily due to lower fossil and nuclear maintenance activities and a court settlement reducing legal expense. Income taxes increased primarily due to a decrease in tax depreciation associated with Waterford 3 and higher pre-tax income.

MP&L

Net Income

     Net income decreased slightly in the three months ended June
30, 1995 due primarily to decreased sales for resale.

      Net income increased in the six months ended June 30, 1995 due primarily to a decrease in other operation and maintenance expenses and an increase in sales. The increase in sales was partially offset by lower retail revenues due to the effects of a March 1994 rate reduction.

      Significant factors affecting the results of operations and causing variances between the three months and six months ended
June 30, 1995 and 1994 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      Detailed below are MP&L's operating revenues by source and KWH sales for the three months and six months ended June 30, 1995 and 1994:

                                   Three Months Ended Increase
    Description                      1995     1994   (Decrease) %
                                             (In millions)
Electric Operating Revenues:
  Residential                       $ 74.5    $ 75.0    $(0.5)  (1)
  Commercial                          63.2      61.9      1.3    2
  Industrial                          43.7      45.0     (1.3)  (3)
  Governmental                         6.8       7.3     (0.5)  (7)
                                   --------------------------
    Total retail                     188.2     189.2     (1.0)  (1)
  Sales for resale
    Associated companies               6.0      11.0     (5.0) (45)
    Non-associated companies           5.4       4.5      0.9   20
  Other                               40.7      25.1     15.6   62
                                   --------------------------
    Total                          $ 240.3   $ 229.8   $ 10.5    5
                                   ==========================
Billed Electric Energy
Sales (Millions of KWH):
  Residential                          884      869       15     2
  Commercial                           794      749       45     6
  Industrial                           741      713       28     4
  Governmental                          80       87       (7)   (8)
                                     -----------------------
    Total retail                     2,499    2,418       81     3
  Sales for resale
    Associated companies               100      300     (200)  (67)
    Non-associated companies           176      141       35    25
                                     -----------------------
    Total                            2,775    2,859      (84)   (3)
                                     =======================

                                    Six Months Ended  Increase
    Description                      1995     1994   (Decrease)  %
                                            (In Millions)

Electric Operating Revenues:
  Residential                       $ 141.6  $ 151.1   $ (9.5)  (6)
  Commercial                          118.8    120.3     (1.5)  (1)
  Industrial                           83.9     89.1     (5.2)  (6)
  Governmental                         13.3     13.9     (0.6)  (4)
                                    -------------------------
    Total retail                      357.6    374.4    (16.8)  (4)
  Sales for resale
    Associated companies               12.6     16.1     (3.5) (22)
    Non-associated companies            9.6      7.5      2.1   28
  Other                                53.8     19.2     34.6  180
                                    -------------------------
    Total                           $ 433.6  $ 417.2   $ 16.4    4
                                    =========================
Billed Electric Energy
Sales (Millions of KWH):

  Residential                        1,817    1,845     (28)  (2)
  Commercial                         1,518    1,432      86    6
  Industrial                         1,464    1,405      59    4
  Governmental                         158      164      (6)  (4)
                                     ----------------------
    Total retail                     4,957    4,846     111    2
  Sales for resale
    Associated companies               259      356     (97) (27)
    Non-associated companies           316      217      99   46
                                     ----------------------
    Total                            5,532    5,419     113    2
                                     ======================

      Electric operating revenues increased in the three months ended June 30, 1995 due to an increase in other revenues, partially offset by lower sales for resale. Other revenues increased primarily due to Grand Gulf over/under recovery, which does not affect net income. Sales for resale decreased primarily due to changes in generation availability and requirements among the System operating companies.

      Electric operating revenues increased in the six months ended June 30, 1995 due to an increase in other revenues, partially offset by lower retail revenues. Other revenues increased primarily due to Grand Gulf over/under recovery, which does not affect net income. Retail revenues decreased primarily due to the effects of a March 1994 rate reduction.

      The changes in electric operating revenue for the three months and six months ended June 30, 1995 are as follows:

                                 Three Months Ended    Six Months Ended
            Description          Increase/(Decrease)  Increase/(Decrease)
                                             (In Millions)
Change in base rates                    $(0.5)            $(5.4)
Grand Gulf rate rider                    (6.4)            (14.3)
Fuel cost recovery                        3.9              (0.2)
Sales volume/weather                      2.1               3.1
Other revenue (including unbilled)       15.6              34.6
Sales for resale                         (4.2)             (1.4)
                                        -----             -----
Total                                   $10.5             $16.4
                                        =====             =====
Expenses

     Operating expenses increased for the three months and six months ended June 30, 1995 primarily due to increased amortization of rate deferrals and increased fuel and purchase power costs. In addition, the increase in operating expenses for the six months ended June 30, 1995 was partially offset by a decrease in other operation and maintenance expense. The amortization of rate deferrals increased in the three months and six months ended June 30, 1995 reflecting the fact that MP&L, based on the Revised Plan, collected more Grand Gulf 1-related costs from its customers in the three months and six months ended June 30, 1995 than it recovered in the same period in 1994.

      Purchased power increased for the three months ended June 30, 1995 primarily due to increased purchase power prices. Fuel and fuel-related expenses and purchased power increased for the six months
ended   June  30,  1995  due  to  increased  generation  requirements
resulting   from  increased  energy  sales.   Other   operation   and
maintenance expenses decreased for the six months ended June 30, 1995 primarily due to increased maintenance incurred at various plant sites during the three months ended March 31, 1994.

NOPSI

Net Income

      Net income decreased in the three months and six months ended June 30, 1995 due primarily to a permanent rate reduction that took effect on January 1, 1995 partially offset by a decrease in other operation and maintenance expenses.

      Significant factors affecting the results of operations and causing variances between the three months and six months ended June 30, 1995 and 1994 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      Detailed below are NOPSI's operating revenues by source and KWH sales for the three months and six months ended June 30, 1995 and 1994.


                                   Three Months Ended Increase
    Description                      1995     1994   (Decrease) %
                                             (In millions)
Electric Operating Revenues:
  Residential                      $ 31.0   $ 33.6   $ (2.6)   (8)
  Commercial                         35.4     41.1     (5.7)  (14)
  Industrial                          5.6      6.8     (1.2)  (18)
  Governmental                       12.8     15.1     (2.3)  (15)
                                   ------------------------
    Total retail                     84.8     96.6    (11.8)  (12)
  Sales for resale
    Associated companies              0.0      0.9     (0.9) (100)
    Non-associated companies          2.4      2.2      0.2     9
  Other                               9.9      7.9      2.0    25
                                   ------------------------
    Total                          $ 97.1  $ 107.6   $(10.5)  (10)
                                   ========================

Billed Electric Energy
Sales (Millions of KWH):
  Residential                        473      433       40    9
  Commercial                         522      498       24    5
  Industrial                         146      135       11    8
  Governmental                       248      234       14    6
                                   -----------------------
    Total retail                   1,389    1,300       89    7
  Sales for resale
    Associated companies               2       34      (32) (94)
    Non-associated companies          76       67        9   13
                                   -----------------------
    Total                          1,467    1,401       66    5
                                   =======================

                                    Six Months Ended  Increase
    Description                      1995     1994   (Decrease)  %
                                            (In Millions)
Electric Operating Revenues:
  Residential                      $ 52.8   $ 61.6   $ (8.8)   (14)
  Commercial                         67.9     80.1    (12.2)   (15)
  Industrial                         10.7     13.1     (2.4)   (18)
  Governmental                       23.5     29.0     (5.5)   (19)
                                   ------------------------
    Total retail                    154.9    183.8    (28.9)   (16)
  Sales for resale
    Associated companies              1.3      0.9      0.4     44
    Non-associated companies          4.3      3.6      0.7     19
  Other                              14.7     (1.8)    16.5   (917)
                                  -------------------------
    Total                         $ 175.2  $ 186.5   $(11.3)    (6)
                                  =========================

Billed Electric Energy
Sales (Millions of KWH):
  Residential                        825      800       25     3
  Commercial                         962      955        7     1
  Industrial                         269      254       15     6
  Governmental                       458      445       13     3
                                   -----------------------
    Total retail                   2,514    2,454       60     2
  Sales for resale
    Associated companies              68       36       32     8
    Non-associated companies         136       94       42     4
                                   -----------------------
    Total                          2,718    2,584      134     5
                                   =======================

      Electric operating revenues decreased in the three months and six months ended June 30, 1995 due primarily to a decrease in retail base revenues. This decrease was partially offset by a reserve for revenue reduction recorded in the first quarter of 1994 and increased sales for resale to associated companies for the six months ended June 30, 1995.

      The changes in electric operating revenue for the three months and six months ended June 30, 1995 are as follows:

                                  Three Months Ended     Six Months Ended
             Description          Increase/(Decrease)   Increase/(Decrease)
                                             (In Millions)
  Change in base rates                  $(10.8)              $(3.3)
  Fuel cost recovery                      (1.4)               (7.1)
  Sales volume/weather                     4.3                 2.7
  Other revenue (including unbilled)      (1.9)               (4.7)
  Sales for resale                        (0.7)                1.1
                                        ------              ------
  Total                                 $(10.5)             $(11.3)
                                        ======              ======

      For the three months and six months ended June 30, 1995, gas operating revenues decreased due primarily to decreased gas sales, the rate reduction agreed to in the 1994 NOPSI Settlement effective January 1, 1995, and a lower unit purchase price for gas purchased for resale.

Expenses

      Operating expenses decreased for the three months and six months ended June 30, 1995 due primarily to lower fuel and other operation and maintenance expenses.

      The decrease in fuel and fuel-related expenses is partially offset by an increase in purchased power expenses for the three months ended June 30, 1995. Gas purchased for resale decreased for the six months ended June 30, 1995 due primarily to decreased gas sales and a lower unit purchase price. Purchased power expenses increased in the three months and six months ended June 30, 1995 due primarily to changes in generation requirements among the System operating companies and higher costs.

     Other operation and maintenance expenses decreased primarily due to a decrease in maintenance activity and lower payroll expenses. The decrease in payroll expenses is the result of restructuring and a decrease in the number of employees. Income taxes decreased in the three months ended June 30, 1995 due primarily to lower pre-tax income.

SYSTEM ENERGY

Net Income

      Net income decreased for the three months ended June 30, 1995, due primarily to increased nuclear refueling outage expenses, partially offset by an increase in revenues. Net income for the six months ended June 30, 1995 was virtually unchanged from the same period in 1994.

      Significant factors affecting the results of operations and causing variances between the second quarters and first six months of 1995 and 1994 are discussed under "Revenues" and "Expenses" below.

Revenues

      Operating revenues recover operating expenses, depreciation and capital costs attributable to Grand Gulf 1. The capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf 1.

      Operating revenues increased for the three months and six months ended June 30, 1995, due primarily to increased expenses in connection with a Grand Gulf 1 refueling outage and higher depreciation, amortization, and decommissioning expense offset by a lower return on System Energy's decreasing investment in Grand Gulf 1 (caused by depreciation of the unit).

Expenses

      Operation and maintenance expenses increased for the three months and six months ended June 30, 1995, principally as a result of a refueling outage which began April 15, 1995 and ended June 9, 1995. Fuel expense decreased for the second quarter and first six months of 1995 as a result of the refueling outage.

      Depreciation, amortization, and decommissioning expense increased for the three months and six months ended June 30, due primarily to increases of $2 million and $5 million, respectively, in amortization expense as a result of the reclassification of $81 million of Grand Gulf 1 costs in accordance with the November 1994 FERC Settlement. The increase in amortization expense was partially offset by a decrease in depreciation expense related to the reclassified costs.

      Interest expense decreased in the second quarter and  first
six   months  of  1995  due  primarily  to  the  retirement   and
refinancing of high-cost long-term debt.


              SIGNIFICANT FACTORS AND KNOWN TRENDS


Entergy  Corporation, AP&L, GSU, LP&L, MP&L,  NOPSI,  and  System
Energy

Competition and Industry Challenges

       The electric utility industry, including Entergy, is experiencing increased competitive pressures. Entergy is seeking to continue as a leading competitor in the changing electric energy business. Competition presents Entergy with many challenges. The following have been identified by Entergy as its major competitive challenges.

Entergy Retail and Wholesale Rate Issues

      Increasing competition anticipated in the utility industry as well as recent rate reductions increase the need for Entergy to reduce its costs. The retail regulatory philosophy is shifting in some jurisdictions from traditional cost-of-service regulation to incentive-rate regulation. Incentive and performance-based rate plans encourage efficiencies and productivity while permitting utilities and their customers to share in the results. MP&L implemented an incentive-rate plan in March 1994, and in June 1995, the LPSC approved a performance based formula rate plan for LP&L. GSU agreed to shared-savings plans as part of the Merger. Recognizing that many industrial customers have energy alternatives, Entergy continues to work with these customers to address their needs. In certain cases, competitive prices are negotiated, using variable-rate designs.

     As discussed on pages 23, 26, 27-28, 92, 94-95, 97, 183, 261 and 295 of the Form 10-K during the fiscal year 1994, GSU's Louisiana jurisdiction, MP&L and NOPSI reduced rates in accordance with regulatory orders. During the first six months of 1995, GSU's Texas jurisdiction and LP&L were also required by regulators to reduce rates. See Note 2 for additional discussion of Entergy's rate activities.

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

      In the wholesale rate area, FERC approved in 1992, with certain modifications, the proposal of AP&L, LP&L, MP&L, NOPSI, and Entergy Power to sell wholesale power at market-based rates and to provide to electric utilities "open access" to the System's transmission system (subject to certain requirements).
GSU was later added to this filing. On October 31, 1994, as amended on January 25, 1995, Entergy Services filed with FERC revised transmission tariffs intended to provide access to transmission service on the same or comparable bases, terms, and conditions as the System operating companies, and the tariffs were subsequently approved. Open access and market pricing, once they take effect, will increase marketing opportunities for the System, but will also expose the System to the risk of loss of load or reduced revenues due to competition with alternative suppliers.

      In light of the rate issues discussed above, Entergy's utility subsidiaries are aggressively reducing costs to avoid potential earnings erosions that might result, as well as to compete successfully by becoming a low-cost producer. In 1995, Entergy implemented a restructuring program related to certain of its operating units, designed to reduce costs and to improve operating efficiencies. See pages 117, 155, 201, 238, and 306 of the Form 10-K and Note 6 for further information. Also, in response to an increasingly competitive environment, AP&L, LP&L, MP&L, and NOPSI have announced intentions to revise their initial least-cost planning activities, and GSU is continuing to work with the LPSC and PUCT regarding integrated resource planning.

Potential Changes in the Electric Utility Industry

      Retail wheeling, the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the electric utility's area of service, is also evolving. Over a dozen states have been or are studying or experimenting with the concept of retail competition. In April 1994, the state of Michigan initiated a five-year experiment that would allow limited competition among public utilities; however, it is currently being challenged in the courts. In May 1995, the California Public Utilities Commission adopted a preliminary proposal to create a wholesale power pool (Poolco). Under the proposal the FERC would have exclusive jurisdiction over the pool, while an independent operator would manage the transmission network and generation dispatch. Customers would access Poolco through bilateral contracts at least two years after the pool begins operation. The Rhode Island Public Utilities Commission has adopted a proposal calling for, among other things, retail wheeling and the unbundling of generation from transmission and distribution services. The Massachusetts Department of Public Utilities has also considered a similar proposal. These types of proposals are indicative of the movement of the retail electric market toward deregulation and increased competition. The retail market for electricity is expected to become more competitive with such moves toward deregulation and with greater focus on customer choice.

       The movement of the retail electric market toward deregulation and increased competition is also prevalent in areas of the country in which Entergy presently operates. On April 21, 1995, a newly incorporated entity, Crescent City Utilities, Inc., submitted to the Council a draft resolution intended to permit the use of NOPSI's gas and electric transmission and distribution facilities by any other franchised utility to supply electricity and gas to retail customers in New Orleans. On April 27, 1995, the Council issued a statement noting that the Council played no role in the development of the resolution, that it had not received the document formally and that no hearings had been scheduled to address its merits. However, the Council later stated its intention to schedule public hearings to consider competition in the electric utility service industries and retail electric industry. No schedule for such hearings has been announced. The Texas legislature has recently revised the Public Utility Regulatory Act, the law regulating electric utilities in Texas. The revised law permits utility and non-utility exempt wholesale generators and power marketers to sell wholesale power in the state. The revised law also allows for flexible pricing but does not change the current law governing retail wheeling or treatment of federal income taxes. During the second quarter of 1995, the Louisiana legislature considered a bill permitting local retail wheeling; however, the bill was defeated.

      In some areas of the country, municipalities (or comparable entities) whose residents are served at the retail level by an investor-owned utility pursuant to a franchise, are exploring the possibility of establishing new distribution systems in order to serve retail customers, especially large industrial customers, that currently receive service from an investor-owned utility. These options depend on the terms of a utility's franchise as well as on state law and regulation. In addition, FERC's authority to order utilities to transmit for a new or expanding municipal system is limited in certain respects. Where successful, however, the establishment of a municipal system or the acquisition by a municipal system of a utility's customers could result in the inability of a utility to recover costs that it has incurred in serving those customers.

      In mid-1994, FERC issued a notice of proposed rulemaking concerning a regulatory framework for dealing with recovery of stranded costs, such as those associated with high-cost nuclear generating units, which may be incurred by electric utilities as a result of increased competition. In addition to addressing recovery of stranded costs related to wholesale service, the proposal requested comment as to recovery of retail stranded costs in transmission rates where state regulatory authorities failed to address the issue or were in conflict. On March 29, 1995, FERC issued a supplemental notice of proposed rulemaking in this proceeding which would require public utilities to provide non-discriminatory open access transmission service to wholesale customers, and which would also provide guidance on the recovery of wholesale and retail stranded costs. Under the proposal, public utilities would be required to file transmission tariffs for both point-to-point and network services. Model transmission tariffs were included in the proposal. With regard to pending proceedings, including Entergy's tariff proceeding, FERC directed the parties to proceed with their cases while taking into account FERC's views expressed in the proposed rule. Comments will be filed in August 1995, with reply comments in October 1995. The risk of exposure to stranded costs which may result from competition in the industry will depend on the extent and timing of retail competition, the resolution of jurisdictional issues concerning stranded cost recovery, and the extent to which such costs are recovered from departing or remaining customers, among other matters.

Significant Industrial Cogeneration Effects

      Cogeneration projects developed or considered by certain of GSU's industrial customers over the last several years have resulted in GSU developing and securing approval of rates lower than the rates previously approved by the PUCT and LPSC for such industrial customers. Such rates are designed to retain such customers, and to compete for and to develop new loads, and do not presently recover GSU's full cost of service. The pricing agreements at non-full cost of service based rates fully recover all related costs but provide only a minimal return on investments. Substantially all of such pricing agreements expire no later than 1997. In the second quarter of 1995, KWH sales to GSU's industrial customers at non-full cost of service rates made up approximately 25% of GSU's total industrial class.

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

The Energy Policy Act of 1992

     The Energy Policy Act of 1992 (EPAct) addresses a wide range of energy issues and is altering the way Entergy and the rest of the electric utility industry operate. The EPAct encourages competition and affords utilities the opportunities and the risks associated with an open and more competitive market environment. The EPAct creates exemptions from regulation under the Public Utility Holding Company Act of 1935 and creates a class of exempt wholesale generators consisting of utility affiliates and nonutilities that are owners and operators of facilities for the generation and transmission of power for sales at wholesale. The EPAct also gives FERC the authority to order investor-owned utilities, including the System operating companies, to transmit power and energy to or for wholesale purchasers and sellers. The law creates the potential for electric utilities and other power producers to gain increased access to the transmission systems of other entities to facilitate wholesale sales. Both the System operating companies and Entergy Power expect to compete in this market. In addition, the EPAct allows utilities to own and
operate   foreign  generation,  transmission,  and   distribution
facilities.   See  "Nonregulated Investments" below  for  further
information.

Public Utility Holding Company Act of 1935

      Entergy, along with 10 other electric utility holding companies, recently asked Congress to repeal the Public Utility Holding Company Act of 1935 (HCA). The HCA requires detailed oversight by the SEC of many business practices and activities of utility holding companies and their subsidiaries including, among other things, nonutility activities. In June 1995, the SEC adopted a report proposing options for the repeal or the significant modification of the HCA and proposed rule changes that would reduce the regulations governing utility holding companies. Entergy believes that the HCA inhibits its ability to compete in the evolving electric energy marketplace, and largely duplicates the oversight activities already performed by FERC and state and local public service commissions. On June 30, 1995, the SEC amended certain rules under the HCA to exempt the requirement to receive prior authorization for all capital contributions by a parent company to its subsidiary company.

Litigation and Regulatory Proceedings

      See Note 1 for information on the bankruptcy proceedings of Cajun and litigation with Cajun concerning Cajun's ownership interest in River Bend and the related possible material adverse effects on GSU's financial condition.

      See Note 2 for information on the possible material adverse effects on GSU's financial condition and results of operations due to $463 million of potential net of tax write-offs, and $169 million in refunds of previously collected revenue. These possible write-offs and refunds are in connection with outstanding appeals and remands regarding the River Bend plant and rate deferrals.

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

Nonregulated Investments

      As discussed in Note 1 and on pages 3 and 4 of the Form 10-K, Entergy Corporation continues to consider opportunities to expand its utility and utility-related businesses that are not regulated by state and local regulatory authorities (nonregulated businesses). Entergy Corporation's investment strategy is to invest in nonregulated business opportunities that have the potential to earn a greater rate of return than its regulated utility operations, and Entergy Corporation may invest up to approximately $150 million per year for the next several years in nonregulated businesses. See Part II for additional discussion of Entergy Corporation's current and future investments in nonregulated businesses. As of June 30, 1995, Entergy
Corporation's investment in nonregulated subsidiaries totaled $506.1 million. In the near term, these investments are unlikely to have a positive effect on earnings; however, management believes that these investments will contribute to future earnings growth. For the first six months of 1995, Entergy Corporation's nonregulated investments reduced consolidated net income by approximately $21.6 million.

       On March 31, 1995, Entergy Corporation, through its subsidiary, Entergy Power Development Company (EPDC), entered into an agreement with Enron Power Development Corporation, a subsidiary of Enron Corporation, to acquire a 20% interest in the Dabhol Power Project (Project), a 695 megawatt combined cycle facility located in the State of Maharashtra, India. Pursuant to an agreement, EPDC has placed approximately $20.5 million in an escrow account. If EPDC becomes a participant in the Project, its estimated investment in the first phase of the Project would be approximately $90 million. At that time, EPDC would also have an obligation to cover a pro-rata share of the cost overruns up to approximately $30 million. Subsequent to entering into the agreement with Enron Power Development Corporation, the newly-elected Maharashtra state government investigated the Project and its related cost of power. On August 3, 1995, the Chief Minister of Maharashtra stated that the government of Maharashtra has decided to suspend the first phase of the Project, the 695 megawatt facility, and "scrap" the second phase of the Project, a 1320 megawatt facility, and indicated that orders to stop work would be issued. In view of these developments, Entergy is uncertain as to the future of the project and is considering its options.

     As discussed on page 3 of the Form 10-K, Entergy Corporation requested authorization from the SEC to convert the debt obligation of Entergy Power into equity. On April 18, 1995, Entergy Corporation received authorization from the SEC to consummate this transaction and converted this debt obligation into equity.

      As discussed in Part II and on page 4 of the Form 10-K, Entergy Corporation provided to Entergy SASI $72.3 million in loans to fund Entergy SASI's installment sale agreements with its customers. In June 1995, Entergy Corporation contributed $125 million in capital to Entergy SASI through Entergy Enterprises, Inc. thus allowing Entergy SASI to convert its debt obligation to Entergy Corporation into equity.

      In June 1995, Entergy requested approval from the SEC to form a new non-regulated subsidiary named Entergy Technologies Company (ETC). ETC will offer bulk interstate telecommunications service to telecommunications providers who will in turn market that contracted capacity to third parties. ETC will allow Entergy to take advantage of the rapidly expanding telecommunications industry by marketing a portion of Entergy's existing telecommunications system.

ANO Matters

      Entergy Operations has made inspections and repairs from time to time on ANO 2's steam generator. Currently, Entergy
Operations is in the process of gathering information and assessing various options for the repair or the replacement of ANO 2's steam generator. See Note 1 for additional information.


Deregulated Portion of River Bend

      As of June 30, 1995, GSU had not recovered a significant amount of its investment in, or received any return associated with, the portion of River Bend included in the deregulated asset plan in Louisiana and the portion of River Bend placed in abeyance as part of the Texas rate order which went into effect in July 1988. See Note 2 for further information. Future earnings will continue to be adversely affected by the lack of full recovery and return on the investment and other costs associated with River Bend.

      For the six months ended June 30, 1995, GSU recorded revenues resulting from the sale of electricity from the deregulated asset plan of approximately $16.5 million which, absent the deregulated asset plan, would not have been realized. Operation and maintenance expenses, including fuel, were approximately $16.5 million, and depreciation expense associated with the deregulated asset plan investment was approximately $9.2 million for the six months ended June 30, 1995. For the six months ended June 30, 1995, GSU recorded nonfuel revenue of $0.2 million (included in the $16.5 million of total deregulated asset plan revenue discussed above) which, absent the deregulated asset plan, would not have been realized. The operation and maintenance expenses and depreciation expense allocated to the deregulated asset plan as detailed above would have been incurred at River Bend with or without the deregulated asset plan. The future impact of the deregulated asset plan on GSU's results of operations and financial position will depend on River Bend's future operating costs, the unit's efficiency and availability and the future market for energy over the remaining life of the unit. In addition, the deregulated asset plan will be subject to the requirements of SFAS 121 as discussed in Note 7 in determining the recognition of any asset impairment.

Property Tax Exemptions

      Exemptions from the payment of Louisiana local property taxes on Waterford 3 and River Bend, which have been in effect for 10 years for each of the plants, will expire in December 1995 and December 1996, respectively. LP&L and GSU are working with tax authorities to determine the method for calculating the amount of the property taxes to be paid when the exemptions expire. LP&L believes that assessed property taxes will be recovered from its customers through rates. GSU believes that assessed property taxes allocated to its retail jurisdictions will be recovered from those customers through rates.

Environmental Issues

    GSU has been notified by the U. S. Environmental Protection Agency (EPA) that it has been designated as a potentially responsible party for the cleanup of certain hazardous waste disposal sites. GSU is currently negotiating with the EPA and state authorities regarding the cleanup of some of these sites. Several class action and other suits have been filed in state and federal courts seeking relief from GSU and others for damages caused by the disposal of hazardous waste and for asbestos-
related  disease  allegedly  resulting  from  exposure   on   GSU
premises. While the amounts at issue in the cleanup efforts and suits may be substantial, GSU believes that its results of
operations   and  financial  condition  will  not  be  materially
adversely affected by the outcome of the suits. Through June 30, 1995, $7.7 million has been expended on the cleanup. As of June 30, 1995, a remaining recorded liability of $20.7 million existed relating to the cleanup of six sites where GSU has been
designated a potentially responsible party.   See pages 35-36, 39-
40, and 196-197 of the Form 10-K and Note 1 for additional discussion of the sites in which GSU has been designated as a potentially responsible party by the EPA.

      During 1993, the Louisiana Department of Environmental Quality issued new rules for solid waste regulation, including waste water impoundments. LP&L determined that certain of its power plant waste water impoundments were affected by these regulations and has chosen to upgrade or close them. As a result, a remaining recorded liability in the amount of $13.8 million existed at June 30, 1995, for waste water upgrades and closures to be completed by 1996. Cumulative expenditures relating to the upgrades and closures of waste water impoundments were $2.3 million as of June 30, 1995. See pages 37 and 233 of the Form 10-K and Note 1 for additional discussions of LP&L's waste water impoundment upgrades and closures.

Accounting Issues

      New Accounting Standard - In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) effective January 1, 1996. This standard describes circumstances which may result in assets being impaired and provides criteria for recognition and measurement of asset impairment. See Notes 2 and 7 for information regarding the potential impacts of the new accounting standard on Entergy.

      Continued Application of SFAS 71 - As a result of the EPAct and actions of regulatory commissions, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. The System's financial statements currently reflect, for the most part, assets and costs based on current cost-based ratemaking regulations, in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Continued applicability of SFAS 71 to the System's financial statements requires that rates set by an independent regulator on a cost-of-service basis can actually be charged to and collected from customers.

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

      As of June 30, 1995, and for the foreseeable future, the System's financial statements continue to follow SFAS 71, except for certain portions of GSU's business (see page 88 of the Form
10-K for additional information).

      Accounting for Decommissioning Costs - The staff of the SEC has questioned certain of the financial accounting practices of the electric utility industry regarding the recognition, measurement, and classification of nuclear decommissioning costs for nuclear generating stations in the financial statements of electric utilities. See Note 1 for the FASB's tentative conclusions regarding changes in the accounting for decommissioning costs and the potential impact of these changes on Entergy.

              ENTERGY CORPORATION AND SUBSIDIARIES
                   PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

System Agreement

Entergy Corporation, AP&L, GSU, LP&L, MP&L, and NOPSI

      In June 1995, the APSC filed a complaint with FERC alleging that because of changed circumstances FERC's allocation of nuclear decommissioning costs in the System is no longer just and reasonable. The APSC proposes that the System Agreement be amended to provide a new schedule that would equalize nuclear decommissioning costs according to load responsibility among the pre-merger operating companies.

      See pages 16-17 of the Form 10-K for a discussion of the LPSC's complaint filed with FERC alleging that the System Agreement results in unjust and unreasonable rates. On April 24, 1995, Entergy filed a response to the LPSC's complaint. In April 1995, the LPSC filed an amended complaint with FERC. Entergy filed a response to the LPSC's amended complaint in June 1995.

Merger-Related Proceedings

Entergy Corporation and GSU

      See  page  31  of the Form 10-K and page 71  of  the  First
Quarter Form 10-Q for information relating to the proceeding pending before the NRC Atomic Safety and Licensing Board (ASLB), which was instigated by Cajun and concerns the two Merger-related NRC issued license amendments for River Bend. In June 1995, the NRC affirmed its original findings that there had been no significant antitrust changes in the positions of Cajun and GSU as a result of the Merger; and therefore, reissued the license amendments approving the Merger. The NRC has decided not to petition the D.C. Circuit for a rehearing; however, it is expected that Cajun will file a petition for review with the D.C. Circuit. See pages 38-39 of the Form 10-K for information regarding other merger-related suits.

Cajun - River Bend

Entergy Corporation and GSU

      See Note 1, and also see  pages 40 - 41, 106 - 108, and 191
- 193 of the Form 10-K; and pages 34 - 35 of the First Quarter Form 10-Q for a discussion of the Cajun litigation. A hearing was held on the pending Motions to Appoint a Trustee in the Cajun bankruptcy case. An order was issued on August 1, 1995, directing that the U.S. Trustee appoint a trustee in the Cajun bankruptcy case within five dates from the date of the order. A decision was also issued regarding the preemption dispute among Cajun, the RUS, and the LPSC, the LPSC's ratemaking authority is not preempted by the Federal law establishing the RUS.

Environmental Issues

AP&L

      See Note 1 and pages 34 and 35 of the Form 10-K for information on PCB contamination at former Reynolds Metals Company (Reynolds) plant sites in Arkansas to which AP&L had supplied power. In May 1995, AP&L was named as a defendant in a suit by Reynolds, seeking to recover a share of the costs associated with the cleanup of hazardous substances at a site south of Arkadelphia, Arkansas. Reynolds alleges that it has spent $11.2 million to clean up the site, and that the site was contaminated in part with PCBs for which AP&L bears some responsibility. AP&L, voluntarily, at its expense, has already completed remediation at a nearby substation site, and believes that it has no liability for contamination at the site that is subject to the Reynolds suit and will contest the lawsuit. Regardless of the outcome, AP&L does not believe this matter would have a materially adverse effect on its financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

Election of Board of Directors

Entergy Corporation


      The annual meeting of stockholders of Entergy Corporation was held on May 26, 1995. The following matters were voted on and received the specified number of votes for, abstentions, votes withheld (against), and broker non-votes:

1.  Election of Directors:
                                             Votes   Broker
Name of Nominee      Votes For Abstentions Withheld    Non-Votes

W. Frank Blount       195,996,179   N/A   1,910,038     N/A
John A. Cooper, Jr.   196,085,800   N/A   1,820,417     N/A
Lucie J. Fjeldstad    195,943,352   N/A   1,962,865     N/A
Norman C. Francis     195,727,190   N/A   2,179,027     N/A
Kaneaster Hodges, Jr. 196,007,250   N/A   1,898,967     N/A
Robert v. d. Luft     195,861,980   N/A   2,044,237     N/A
Edwin Lupberger       194,768,932   N/A   3,137,285     N/A
Kinnaird R. McKee     196,015,061   N/A   1,891,156     N/A
Paul W. Murrill       195,952,044   N/A   1,954,173     N/A
James R. Nichols      196,073,895   N/A   1,832,322     N/A
Eugene H. Owen        196,006,852   N/A   1,899,365     N/A
John N. Palmer, Sr.   196,147,203   N/A   1,759,014     N/A
Robert D. Pugh        196,031,905   N/A   1,874,312     N/A
H. Duke Shackelford   196,016,109   N/A   1,890,098     N/A
Wm. Clifford Smith    196,113,786   N/A   1,792,431     N/A
Bismark A. Steinhagen 196,109,636   N/A   1,796,581     N/A

2.   Appointment  of  independent public accountants,  Coopers  &
Lybrand  L.L.P.,  for  the  year  1995:  194,866,985  votes  for;
2,145,346 votes against; 893,886 abstentions; and broker non-votes are not applicable.

AP&L

       A consent in lieu of the annual meeting of common stockholders was executed on May 17, 1995. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of AP&L: Michael B. Bemis, Donald C. Hintz, Jerry D. Jackson, R. Drake Keith, Edwin Lupberger, Jerry L. Maulden, and Gerald D. McInvale.

GSU

       A consent in lieu of the annual meeting of common stockholders was executed on May 17, 1995. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of GSU:
Michael B. Bemis, Frank F. Gallaher, Donald C. Hintz, Jerry D. Jackson, Edwin Lupberger, Jerry L. Maulden, and Gerald D. McInvale.


LP&L

       A consent in lieu of the annual meeting of common stockholders was executed on May 17, 1995. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of LP&L: Michael B. Bemis, John J. Cordaro, Donald C. Hintz, Jerry
D.  Jackson,  Edwin Lupberger, Jerry L. Maulden,  and  Gerald  D.
McInvale.

MP&L

       A consent in lieu of the annual meeting of common stockholders was executed on May 17, 1995. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of MP&L: Michael B. Bemis, Donald C. Hintz, Jerry D. Jackson, Edwin Lupberger, Jerry L. Maulden, Gerald D. McInvale, and Donald E. Meiners.

NOPSI

       A consent in lieu of the annual meeting of common stockholders was executed on May 17, 1995. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of
NOPSI:  John J. Cordaro, Jerry D. Jackson, Edwin Lupberger, Jerry
L. Maulden, and Gerald D. McInvale.

System Energy

       A consent in lieu of the annual meeting of common stockholders was executed on April 14, 1995. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of System Energy: Donald C. Hintz, Jerry D. Jackson, Edwin Lupberger, and Jerry L. Maulden.


Item 5.  Other Information

Nonregulated Investments

Entergy Corporation and Entergy Power Development Company

      As discussed on pages 3 and 4 of the Form 10-K, Entergy Corporation continues to consider opportunities to expand its business, including opportunities in overseas power development. See Note 1 and pages 36, 48, 66, and 73 of the First Quarter Form 10-Q for a discussion of EPDC's agreement with Enron Power Development Corporation to acquire a 20% investment in the Project in the State of Maharashtra, India. Subsequent to entering into the agreement with Enron Power Development Corporation, the newly-elected Maharashtra state government investigated the Project and its related cost of power. On August 3, 1995, the Chief Minister of Maharashtra stated that the government of Maharashtra has decided to suspend the first phase of the Project, the 695 megawatt facility, and "scrap" the second phase of the Project, a 1320 megawatt facility, and indicated that orders to stop work would be issued. In view of these developments, Entergy is uncertain as to the future of the project and is considering its options.

 Entergy Corporation and Entergy Technologies Company

      In June 1995, Entergy requested approval from the SEC to form a new non-regulated subsidiary named ETC. ETC will offer bulk interstate telecommunications service to telecommunications providers who will in turn market that contracted capacity to third parties. ETC will allow Entergy to take advantage of the rapidly expanding telecommunications industry by marketing a portion of Entergy's existing telecommunications system.

Entergy  Corporation,  Entergy Enterprises,  Inc.,   and  Entergy
Systems and Service, Inc.

     As discussed on page 4 of the Form 10-K, Entergy Enterprises Inc.'s (Enterprises) subsidiary, Entergy Systems and Service, Inc. (Entergy SASI), held an equity interest in Systems and Service International, Inc. (SASI), a manufacturer of efficient lighting products. In April 1995, Entergy SASI and SASI amended their Distribution Agreement. As a result, Entergy SASI liquidated its equity interest in SASI. The amended distribution agreement provided for a reduction in SASI's profit margin on its sale of products to Entergy SASI and transferred the rights to certain of SASI's energy efficient technologies to Entergy SASI. In exchange, among other things, Entergy SASI transferred to SASI all of its equity ownership in SASI.

     As discussed on page 4 of the Form 10-K, Entergy Corporation provided to Entergy SASI $72.3 million in loans to fund Entergy SASI's installment sale agreements with its customers. In June 1995, Entergy Corporation contributed $125 million in capital to Entergy SASI through Entergy Enterprises, thus allowing Entergy SASI to convert its debt obligation to Entergy Corporation into equity.

Entergy Corporation and Entergy Enterprises, Inc.

       In June 1995, the SEC authorized Entergy Corporation to invest up to $350 million through December 31, 1997 in its subsidiary, Enterprises. Such investments may take the form of purchases of common stock, capital contributions, loans, and/or guarantees of the indebtedness or other obligations of Enterprises or certain of its associate companies. Subsequently, the SEC amended Rule 45(b)(4) under the Holding Company Act to exempt the requirement to receive prior authorization for all capital contributions by a parent company to its subsidiary company.

Labor Contract Negotiations

Entergy Corporation and GSU

      As discussed on page 73 of the First Quarter Form 10-Q, the labor union contract between GSU and the International Brotherhood of Electrical Workers (IBEW) expired on June 24, 1995. The labor contract covers approximately 1,900 GSU employees in Southeast Texas and Southwest Louisiana. Negotiators for GSU and the IBEW have been unsuccessful in negotiating a new agreement for the non River Bend portion of the IBEW. A federal mediator was called in on July 9, 1995, to assist the parties in resolving their differences, but the mediation effort was unsuccessful. In subsequent meetings, the IBEW voted to reject GSU's final settlement offer as well as a contingent offer and authorized the union leadership to call a strike if necessary. The IBEW employees continue to work without a contract. If a strike should occur, GSU intends to continue its operations with the assistance of management and supervisory personnel and outside contractors. The River Bend bargaining unit of the IBEW signed a new two year contract on August 3, 1995.

Common Stock Price Range and Dividends

Entergy Corporation

      The shares of Entergy Corporation's common stock are listed on the New York, Chicago, and Pacific Stock Exchanges. The high and low sales prices of Entergy Corporation's common stock for the second quarter of 1995, as reported by The Wall Street
Journal as composite transactions, were $25.375 and $21.00, respectively, per share.

       For the twelve months ended June 30, 1995, Entergy Corporation paid common stock dividends in an aggregate amount of $1.80 per share. As of June 30, 1995, the consolidated book value of a share of Entergy Corporation's common stock was $27.98, and the last reported sale price of Entergy Corporation's common stock on June 30, 1995, was $24 1/8 per share.

Earnings Ratios

AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy

      The System operating companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

                               Twelve Months Ended
                                   December 31,             June 30,
                    1990     1991     1992  1993     1994    1995
     Ratios of
     Earnings to
     Fixed Charges
     (a)

     AP&L           2.16     2.25     2.28  3.11(f)  2.32    2.29
     GSU             .80(g)  1.56     1.72  1.54      .36(g)  .38(g)
     LP&L           2.32     2.40     2.79  3.06     2.91    2.95
     MP&L           2.42     2.36     2.37  3.79(f)  2.12    2.21
     NOPSI          2.73     5.66(e)  2.66  4.68(f)  1.91    1.86
     System Energy  2.10     1.74     2.04  1.87     1.23    1.23

                               Twelve Months Ended
                                   December 31,            June 30,
                     1990    1991     1992   1993    1994    1995
     Ratios of
     Earnings to
     Combined Fixed
     Charges and
     Preferred
     Dividends
     (a)(b)(c)

     AP&L           1.81     1.87     1.86  2.54(f)  1.97    1.94
     GSU (d)         .59(g)  1.19     1.37  1.21      .29(g)  .30(g)          )
     LP&L           1.87     1.95     2.18  2.39     2.43    2.47
     MP&L           1.93     1.94     1.97  3.08(f)  1.81    1.91
     NOPSI          2.36     4.97(e)  2.36  4.12(f)  1.73    1.70

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

(g) Earnings for the years ended December 31, 1994 and 1990, for GSU were not adequate to cover fixed charges by $144.8 million and $60.6 million, respectively. Earnings for the years ended December 31, 1994 and 1990, for GSU were not adequate to cover combined fixed charges and preferred dividends by $197.1 million and $165.1 million, respectively. Earnings for the twelve months ended June 30, 1995 for GSU were not adequate to cover fixed charges by $136.6 million. Earnings for the twelve months ended June 30, 1995 for GSU were not adequate to cover combined fixed charges and preferred dividends by $187.8 million.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

   3(a)   Articles   of  Amendment,  dated  July  20,  1995   and
          Restated Articles of Incorporation, as of December  21,
          1983 of MP&L.

   23(a)  Consent of Friday, Eldredge & Clark.
   -

   23(b)  Consent    of   Monroe   &   Lemann   (A   Professional
   -      Corporation).

   23(c)  Consent  of  Wise Carter Child & Caraway,  Professional
   -      Association.

   23(d)  Consent  of  Clark,  Thomas & Winters  (A  Professional
   -      Corporation).

   23(e)  Consent of Sandlin Associates.
   -

   27(a)  Financial  Data  Schedule for Entergy  Corporation  and
   -      Subsidiaries as of June 30, 1995.

   27(b)  Financial Data Schedule for AP&L as of June 30, 1995.
   -

   27(c)  Financial Data Schedule for GSU as of June 30, 1995.
   -

   27(d)  Financial Data Schedule for LP&L as of June 30, 1995.
   -

   27(e)  Financial Data Schedule for MP&L as of June 30, 1995.
   -

   27(f)  Financial Data Schedule for NOPSI as of June 30, 1995.
   -

   27(g)  Financial  Data Schedule for System Energy as  of  June
   -      30, 1995.

   99(a)  AP&L's  Computation  of Ratios  of  Earnings  to  Fixed
   -      Charges  and of Earnings to Combined Fixed Charges  and
          Preferred Dividends, as defined.

   99(b)  GSU's  Computation  of  Ratios  of  Earnings  to  Fixed
   -      Charges  and of Earnings to Combined Fixed Charges  and
          Preferred Dividends, as defined.

   99(c)  LP&L's  Computation  of Ratios  of  Earnings  to  Fixed
   -      Charges  and of Earnings to Combined Fixed Charges  and
          Preferred Dividends, as defined.

   99(d)  MP&L's  Computation  of Ratios  of  Earnings  to  Fixed
   -      Charges  and of Earnings to Combined Fixed Charges  and
          Preferred Dividends, as defined.

   99(e)  NOPSI's  Computation  of Ratios of  Earnings  to  Fixed
   -      Charges  and of Earnings to Combined Fixed Charges  and
          Preferred Dividends, as defined.

   99(f)  System  Energy's Computation of Ratios of  Earnings  to
   -      Fixed Charges, as defined.

** 99(g)  Annual  Reports  on  Form 10-K of Entergy  Corporation,
   - AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy for the fiscal year ended December 31, 1994, portions of which are incorporated herein by reference as described elsewhere in this document (filed with the SEC in File Nos. 1-11299, 1-10764, 1-2703, 1-8474, 0-
          320, 0-5807, and 1-9067, respectively).

** 99(h)  Quarterly  Report on Form 10-Q of Entergy  Corporation,
   - AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy for the quarter ended March 31, 1995, portions of which are incorporated herein by reference as described elsewhere in this document (filed with the SEC in File Nos. 1-11299, 1-10764, 1-2703, 1-8474, 0-320, 0-5807,
          and 1-9067, respectively).

   99(i)  Earnings statement of MP&L for the twelve month  period
   - ended June 30, 1995, made generally available to security holders pursuant to Section 11(a) of the Securities Act of 1933, as amended.

   99(j)  Earnings  statement  of System Energy  for  the  twelve
   - month period ended June 30, 1995, made generally available to security holders pursuant to Section
          11(a) of the Securities Act of 1933, as amended.

** 99(k)  Opinion  of  Clark,  Thomas & Winters,  a  professional
   - corporation, dated September 30, 1992 regarding the effect of the October 1, 1991 judgment in GSU v. PUCT in the District Court of Travis County, Texas (99-1 in Registration No. 33-48889).

** 99(l)  Opinion  of  Clark,  Thomas & Winters,  a  professional
   - corporation, dated August 8, 1994 regarding recovery of costs deferred pursuant to PUCT order in Docket 6525 (filed as Exhibit 99(j) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 in File No. 1-2703).

   99(m)  Opinion  of  Clark,  Thomas & Winters,  a  professional
   -      corporation,  confirming its opinions  dated  September
          30, 1992 and August 8, 1994.

___________________________

 * Reference is made to a duplicate list of exhibits being filed as a part of Form 10-Q for the quarter ended June 30, 1995, which list, prepared in accordance with Item 102 of Regulation S-T of the Securities and Exchange Commission, immediately precedes the exhibits being filed with Form 10-Q for the quarter ended June 30, 1995.

**   Incorporated herein by reference as indicated.

     (b)   Reports on Form 8-K

     Entergy

           A current report on Form 8-K, dated July 26, 1995, was filed with the SEC on July 26, 1995, reporting information under Item 5. "Other Events."

     GSU

           A current report on Form 8-K, dated July 26, 1995, was filed with the SEC on July 26, 1995, reporting information under Item 5. "Other Events."

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



                                       /s/ Gerald D. McInvale
                                          Gerald D. McInvale
                                    Executive Vice President and
                                         Chief Financial Officer
                                (For each Registrant and for each as
                                     Principal Financial Officer)



Date:  August 7, 1995