Form 10-Q
period 1995-09-30
ENTERGY CORP /DE/; ARKANSAS POWER & LIGHT CO; GULF STATES UTILITIES CO; LOUISIANA POWER & LIGHT CO /LA/; MISSISSIPPI POWER & LIGHT CO; NEW ORLEANS PUBLIC SERVICE INC; SYSTEM ENERGY RESOURCES INC
filed 1995-11-06
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1995

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
                (a Mississippi corporation)
                308 East Pearl Street
                Jackson, Mississippi 39201
                Telephone (601) 368-5000

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

Yes     X      No

Common Stock Outstanding              Outstanding at October 31, 1995
Entergy Corporation    ($0.01 par value)        227,756,167

              ENTERGY CORPORATION AND SUBSIDIARIES
             INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       September 30, 1995

                                                         Page
                                                        Number

Definitions                                                1
Financial Statements:
  Entergy Corporation and Subsidiaries:
    Statements of Consolidated Income                      3
    Statements of Consolidated Cash Flows                  4
    Consolidated Balance Sheets                            6
  Arkansas Power & Light Company:
    Statements of Income                                   8
    Statements of Cash Flows                               9
    Balance Sheets                                        10
  Gulf States Utilities Company:
    Statements of Income (Loss)                           12
    Statements of Cash Flows                              13
    Balance Sheets                                        14
  Louisiana Power & Light Company:
    Statements of Income                                  16
    Statements of Cash Flows                              17
    Balance Sheets                                        18
  Mississippi Power & Light Company:
    Statements of Income                                  20
    Statements of Cash Flows                              21
    Balance Sheets                                        22
  New Orleans Public Service Inc.:
    Statements of Income                                  24
    Statements of Cash Flows                              25
    Balance Sheets                                        26
  System Energy Resources, Inc.:
    Statements of Income                                  28
    Statements of Cash Flows                              29
    Balance Sheets                                        30
Notes to Financial Statements                             32
Management's Financial Discussion and Analysis            42
Part II:
  Item 1.  Legal Proceedings                              64
  Item 4.  Submission of Matters to a Vote of
             Security Holders                             65
  Item 5.  Other Information                              66
  Item 6.  Exhibits and Reports on Form 8-K               68
Experts                                                   70
Signature                                                 71

This combined Quarterly Report on Form 10-Q is separately filed by Entergy Corporation, Arkansas Power & Light Company, Gulf States Utilities Company, Louisiana Power & Light Company, Mississippi Power & Light Company, New Orleans Public Service Inc. and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf, and no company makes any representation as to information relating to the other companies. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 1994, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995, filed by the individual registrants with the SEC and should be read in conjunction therewith.

                           DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

ALJ                      Administrative Law Judge
ANO                      Arkansas   Nuclear  One  Steam  Electric
                         Generating Station
ANO 2                    Unit No. 2 of ANO
AP&L                     Arkansas Power & Light Company
APSC                     Arkansas Public Service Commission
Cajun                    Cajun Electric Power Cooperative, Inc.
Capital Funds Agreement  Agreement, dated as of June 21, 1974, as
                         amended,   between  System  Energy   and
                         Entergy Corporation, and the assignments
                         thereof
Council                  Council  of  the  City of  New  Orleans,
                         Louisiana
D.C. Circuit             United  States Court of Appeals for  the
                         District of Columbia Circuit
Entergy Corporation      Entergy    Corporation,    a    Delaware
                         corporation,   successor   to    Entergy
                         Corporation, a Florida Corporation
Entergy Operations       Entergy  Operations, Inc., a  subsidiary
                         of    Entergy   Corporation   that   has
                         operating responsibility for ANO,  Grand
                         Gulf 1 River Bend, and Waterford 3
Entergy or System        Entergy   Corporation  and  its  various
                         direct and indirect subsidiaries
Entergy Power            Entergy  Power,  Inc., a  subsidiary  of
                         Entergy    Corporation   that    markets
                         capacity   and   energy   from   certain
                         generating facilities to other  parties,
                         principally non-affiliates, for resale
Entergy Services         Entergy Services, Inc.
FASB                     Financial Accounting Standards Board
FERC                     Federal Energy Regulatory Commission
Form 10-K                The  combined Annual Report on Form 10-K
                         for the year ended December 31, 1994, of
                         Entergy,  AP&L, GSU, LP&L,  MP&L,  NOPSI
                         and System Energy
Grand Gulf 1             Unit  No.  1  of the Grand Gulf  Station
                         (nuclear)
GSU                      Gulf States Utilities Company (including
                         wholly   owned  subsidiaries  -  Varibus
                         Corporation, GSG&T, Inc., Prudential Oil
                         &  Gas,  Inc. and Southern Gulf  Railway
                         Company)
KWH                      Kilowatt-Hour(s)
LP&L                     Louisiana Power & Light Company
LPSC                     Louisiana Public Service Commission
Merger                   The combination transaction, consummated
                         on  December  31,  1993,  by  which  GSU
                         became    a   subsidiary   of    Entergy
                         Corporation   and  Entergy   Corporation
                         became a Delaware Corporation
Money Pool               System  Money Pool, which allows certain
                         System companies to borrow from, or lend
                         to, certain other System companies
MP&L                     Mississippi Power & Light Company
MPSC                     Mississippi Public Service Commission
NOPSI                    New Orleans Public Service Inc.
NRC                      Nuclear Regulatory Commission
Owner Participant        A  corporation that, in connection  with
                         the   Waterford  3  sale  and  leaseback
                         transactions, has acquired a  beneficial
                         interest  in a trust, the Owner  Trustee
                         of  which  is  the owner and  lessor  of
                         undivided interests in Waterford 3
Owner Trustee            Each   institution   and/or   individual
                         acting  as Owner Trustee under  a  trust
                         agreement  with an Owner Participant  in
                         connection   with the Waterford  3  sale
                         and leaseback transactions
PCB                      Polychlorinated biphenyls
PUCT                     Public Utility Commission of Texas
River Bend               River  Bend  Steam  Electric  Generating
                         Station (nuclear), owned 70% by GSU
RUS                      Rural  Utility  Services  (formerly  the
                         Rural Electrification Administration  or
                         "REA")
SEC                      Securities and Exchange Commission
SFAS                     Statement    of   Financial   Accounting
                         Standards   as   promulgated   by    the
                         Financial Accounting Standards Board
System Energy            System Energy Resources, Inc.
System Fuels             System Fuels, Inc.
System operating         AP&L,  GSU, LP&L, MP&L and  NOPSI,
 companies               collectively
System or Entergy        Entergy   Corporation  and  its  various
                         direct and indirect subsidiaries
Waterford 3              Unit  No.  3   of  the  Waterford  Steam
                         Electric Generating Station (nuclear)



                       ENTERGY CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
         For the Three and Nine Months Ended September 30, 1995 and 1994
                                   (Unaudited)

                                                           Three Months Ended           Nine Months Ended
                                                           1995           1994          1995          1994
                                                                    (In Thousands, Except Share Data)
Operating Revenues:
  Electric                                              $1,910,287     $1,776,982    $4,744,213    $4,668,907
  Natural gas                                               15,073         17,107        75,861        93,952
  Steam products                                            12,095         11,435        35,518        35,002
                                                        ----------     ----------    ----------    ----------
        Total                                            1,937,455      1,805,524     4,855,592     4,797,861
                                                        ----------     ----------    ----------    ----------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                            464,751        430,718     1,066,258     1,103,157
     Purchased power                                       107,262         72,169       285,254       306,798
     Nuclear refueling outage expenses                      19,591         15,730        70,554        46,949
     Other operation and maintenance                       335,701        468,911     1,032,596     1,172,916
  Depreciation, amortization, and decommissioning          176,093        166,387       515,194       488,052
  Taxes other than income taxes                             76,209         71,446       226,677       214,365
  Income taxes                                             180,208        130,795       327,312       254,101
  Amortization of rate deferrals                           131,665        112,757       316,039       295,107
                                                        ----------     ----------    ----------    ----------
        Total                                            1,491,480      1,468,913     3,839,884     3,881,445
                                                        ----------     ----------    ----------    ----------

Operating Income                                           445,975        336,611     1,015,708       916,416
                                                        ----------     ----------    ----------    ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                       2,206          2,603         7,053         9,273
  Miscellaneous - net                                       (4,401)        (2,900)       11,877        14,991
  Income taxes                                               1,877         (2,859)        1,068       (14,239)
                                                        ----------     ----------    ----------    ----------
        Total                                                 (318)        (3,156)       19,998        10,025
                                                        ----------     ----------    ----------    ----------

Interest Charges:
  Interest on long-term debt                               157,760        167,754       479,433       501,273
  Other interest - net                                       6,302          4,424        20,954        12,621
  Allowance for borrowed funds used
   during construction                                      (1,978)        (2,228)       (6,182)       (7,397)
  Preferred and preference dividend requirements of
   subsidiaries and other                                   20,455         20,306        59,355        61,674
                                                        ----------     ----------    ----------    ----------
        Total                                              182,539        190,256       553,560       568,171
                                                        ----------     ----------    ----------    ----------

Net Income                                                $263,118       $143,199      $482,146      $358,270
                                                        ==========     ==========    ==========    ==========

Earnings per average common share                            $1.16          $0.63         $2.12         $1.56
Dividends declared per common share                          $0.45          $0.45         $1.35         $1.35
Average number of common shares
 outstanding                                           227,751,471    227,470,521   227,639,262   229,154,520

See Notes to Financial Statements.


                        ENTERGY CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                 For the Nine Months Ended September 30, 1995 and 1994
                                    (Unaudited)

                                                                1995        1994
                                                                 (In Thousands)
Operating Activities:
  Net income                                                   $482,146   $358,270
  Noncash items included in net income:
    Change in rate deferrals/excess capacity-net                285,174    307,313
    Depreciation, amortization, and decommissioning             515,194    488,052
    Deferred income taxes and investment tax credits             (2,053)     7,582
    Allowance for equity funds used during construction          (7,053)    (9,273)
    Amortization of deferred revenues                                 -    (14,632)
  Changes in working capital:
    Receivables                                                (188,087)   (99,413)
    Fuel inventory                                              (33,839)    23,910
    Accounts payable                                            (70,656)   (40,482)
    Taxes accrued                                               219,714    112,623
    Interest accrued                                             (7,768)   (14,278)
    Reserve for rate refund                                     (51,685)         -
    Other working capital accounts                             (127,972)    43,981
  Decommissioning trust contributions                           (21,189)   (18,215)
  Provision for estimated losses and reserves                    13,425     (6,242)
  Other                                                          64,092    (18,596)
                                                              ---------  ---------
    Net cash flow provided by operating activities            1,069,443  1,120,600
                                                              ---------  ---------
Investing Activities:
  Construction/capital expenditures                            (401,031)  (481,178)
  Allowance for equity funds used during construction             7,053      9,273
  Nuclear fuel purchases                                       (207,211)  (109,838)
  Proceeds from sale/leaseback of nuclear fuel                  224,265     85,178
  Investment in nonregulated/nonutility properties              (25,979)       199
                                                               --------   --------
    Net cash flow used in investing activities                 (402,903)  (496,366)
                                                               --------   --------
Financing Activities:
  Proceeds from the issuance of:
    First mortgage bonds                                              -     83,944
    General and refunding mortgage bonds                        109,285          -
    Other long-term debt                                         43,538     63,590
  Retirement of:
    First mortgage bonds                                        (45,800)  (103,800)
    General and refunding mortgage bonds                        (54,200)   (45,000)
    Other long-term debt                                        (96,949)   (45,410)
  Premium and expense on refinancing sale/leaseback bonds             -    (47,663)
  Repurchase of common stock                                          -   (119,486)
  Redemption of preferred stock                                 (39,605)   (43,860)
  Changes in short-term borrowings                             (171,219)    63,199
  Common stock dividends paid                                  (306,465)  (309,469)
                                                               --------   --------
    Net cash flow used in financing activities                 (561,415)  (503,955)
                                                               --------   --------
Net increase in cash and cash equivalents                       105,125    120,279

Cash and cash equivalents at beginning of period                613,907    563,749
                                                               --------   --------
Cash and cash equivalents at end of period                     $719,032   $684,028
                                                               ========   ========


                        ENTERGY CORPORATION AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED CASH FLOWS
                 For the Nine Months Ended September 30, 1995 and 1994
                                   (Unaudited)

                                                            1995        1994
                                                             (In Thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                   $476,637   $496,933
    Income taxes                                           $161,938   $131,607
  Noncash investing and financing activities:
     Capital lease obligations incurred                           -    $69,520
     Change in unrealized appreciation/depreciation of
       decommissioning trust assets                         $13,221     $9,068


See Notes to Financial Statements.

                    ENTERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                (Unaudited)

                                                     1995             1994
                                                         (In Thousands)
ASSETS
Utility Plant:
  Electric                                         $21,603,761    $21,184,013
  Plant acquisition adjustment - GSU                   475,756        487,955
  Electric plant under leases                          672,725        668,846
  Property under capital leases - electric             151,640        161,950
  Natural gas                                          165,483        164,013
  Steam products                                        77,414         77,307
  Construction work in progress                        415,242        476,816
  Nuclear fuel under capital leases                    311,072        265,520
  Nuclear fuel                                          60,633         70,147
                                                    ----------     ----------
           Total                                    23,933,726     23,556,567
  Less - accumulated depreciation and                8,131,661      7,639,549
  amortization                                      ----------     ----------
           Utility plant - net                      15,802,065     15,917,018
                                                    ----------     ----------
Other Property and Investments:
  Decommissioning trust funds                          256,180        207,395
  Other                                                273,883        240,745
                                                    ----------     ----------
           Total                                       530,063        448,140
                                                    ----------     ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                97,486         87,700
    Temporary cash investments - at cost,
      which approximates market                        621,546        526,207
                                                    ----------     ----------
           Total cash and cash equivalents             719,032        613,907
  Special deposits                                       5,772          8,074
  Notes receivable                                      15,194         14,446
  Accounts receivable:
    Customer (less allowance for doubtful
    accounts of $6.7 million in 1995 and 1994)         414,177        336,887
    Other                                               83,314         66,651
    Accrued unbilled revenues                          334,744        240,610
  Deferred fuel                                          6,495              -
  Fuel inventory                                       127,050         93,211
  Materials and supplies - at average cost             372,605        365,956
  Rate deferrals                                       412,952        380,612
  Prepayments and other                                122,494         98,811
                                                    ----------     ----------
           Total                                     2,613,829      2,219,165
                                                    ----------     ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                   1,142,811      1,451,926
    SFAS 109 regulatory asset - net                  1,429,652      1,417,646
    Unamortized loss on reacquired debt                223,717        232,420
    Other regulatory assets                            292,248        316,878
  Long-term receivables                                224,789        271,097
  Other                                                337,442        339,201
                                                    ----------     ----------
           Total                                     3,650,659      4,029,168
                                                    ----------     ----------


           TOTAL                                   $22,596,616    $22,613,491
                                                    ==========     ==========

See Notes to Financial Statements.

                    ENTERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                (Unaudited)


                                                     1995             1994
                                                        (In Thousands)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $.01 par value, authorized
  500,000,000 shares; issued 230,017,485 shares
     in 1995 and 1994                                   $2,300         $2,300
  Paid-in capital                                    4,201,435      4,202,134
  Retained earnings                                  2,396,953      2,223,739
  Less - treasury stock (2,261,318 shares in
  1995 and 2,608,908 in 1994)                           67,122         77,378
                                                    ----------     ----------
           Total common shareholders' equity         6,533,566      6,350,795
  Subsidiary's preference stock                        150,000        150,000
  Subsidiaries' preferred stock:
   Without sinking fund                                550,955        550,955
   With sinking fund                                   260,342        299,946
  Long-term debt                                     6,749,860      7,093,473
                                                    ----------     ----------
           Total                                    14,244,723     14,445,169
                                                    ----------     ----------

Other Noncurrent Liabilities:
  Obligations under capital leases                     308,068        273,947
  Other                                                321,247        310,977
                                                    ----------     ----------
           Total                                       629,315        584,924
                                                    ----------     ----------

Current Liabilities:
  Currently maturing long-term debt                    667,375        349,085
  Notes payable                                            648        171,867
  Accounts payable                                     400,464        471,120
  Customer deposits                                    138,851        134,478
  Taxes accrued                                        312,292         92,578
  Accumulated deferred income taxes                     60,844         40,313
  Interest accrued                                     187,871        195,639
  Dividends declared                                    12,942         13,599
  Deferred fuel cost                                         -         27,066
  Obligations under capital leases                     152,968        151,904
  Reserve for rate refund                                5,287         56,972
  Other                                                257,324        327,330
                                                    ----------     ----------
           Total                                     2,196,866      2,031,951
                                                    ----------     ----------

Deferred Credits:
  Accumulated deferred income taxes                  3,892,970      3,915,138
  Accumulated deferred investment tax credits          658,038        649,898
  Other                                                974,704        986,411
                                                    ----------     ----------
           Total                                     5,525,712      5,551,447
                                                    ----------     ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                   $22,596,616    $22,613,491
                                                    ==========     ==========

See Notes to Financial Statements.


                             ARKANSAS POWER & LIGHT COMPANY
                                  STATEMENTS OF INCOME
             For the Three and Nine Months Ended September 30, 1995 and 1994
                                      (Unaudited)

                                                        Three Months Ended        Nine Months Ended
                                                        1995           1994         1995         1994
                                                                       (In Thousands)
Operating Revenues                                    $530,448      $470,770   $1,282,208   $1,256,762
                                                      --------      --------   ----------   ----------

Operating Expenses:
  Operation and maintenance:
   Fuel and fuel-related expenses                       77,987        74,050      182,793      205,283
   Purchased power                                     100,803        80,326      266,726      264,935
   Nuclear refueling outage expenses                     7,923         8,059       22,793       25,532
   Other operation and maintenance                      92,079       118,413      271,523      288,311
  Depreciation, amortization, and decommissioning       42,603        38,671      121,557      110,929
  Taxes other than income taxes                          8,546         7,961       28,641       25,584
  Income taxes                                          38,188        30,569       59,532       45,487
  Amortization of rate deferrals                        68,243        56,558      136,170      130,283
                                                      --------      --------   ----------   ----------
        Total                                          436,372       414,607    1,089,735    1,096,344
                                                      --------      --------   ----------   ----------

Operating Income                                        94,076        56,163      192,473      160,418
                                                      --------      --------   ----------   ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                     770           894        2,376        2,944
  Miscellaneous - net                                   10,036        10,785       36,388       35,346
  Income taxes                                          (3,941)       (4,250)     (14,279)     (13,934)
                                                      --------      --------   ----------   ----------
        Total                                            6,865         7,429       24,485       24,356
                                                      --------      --------   ----------   ----------

Interest Charges:
  Interest on long-term debt                            26,566        26,587       80,110       79,282
  Other interest - net                                     906         1,287        4,646        3,290
  Allowance for borrowed funds used
   during construction                                    (494)         (912)      (1,667)      (2,579)
                                                      --------      --------   ----------   ----------
        Total                                           26,978        26,962       83,089       79,993
                                                      --------      --------   ----------   ----------

Net Income                                              73,963        36,630      133,869      104,781

Preferred Stock Dividend Requirements
 and Other                                               4,511         4,781       13,617       14,530
                                                      --------      --------   ----------   ----------

Earnings Applicable to Common Stock                    $69,452       $31,849     $120,252      $90,251
                                                      ========      ========   ==========   ==========

See Notes to Financial Statements.


                         ARKANSAS POWER & LIGHT COMPANY
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1995 and 1994
                                   (Unaudited)

                                                            1995       1994
                                                             (In Thousands)
Operating Activities:
  Net income                                               $133,869   $104,781
  Noncash items included in net income:
    Change in rate deferrals/excess capacity-net             93,740     77,607
    Depreciation, amortization, and decommissioning         121,557    110,929
    Deferred income taxes and investment tax credits        (37,132)   (42,973)
    Allowance for equity funds used during construction      (2,376)    (2,944)
  Changes in working capital:
    Receivables                                             (82,496)   (38,663)
    Fuel inventory                                          (32,524)    26,905
    Accounts payable                                         34,625     (2,690)
    Taxes accrued                                            51,147     43,226
    Interest accrued                                            253        460
    Other working capital accounts                            3,453        586
  Decommissioning trust contributions                       (10,563)    (8,525)
  Provision for estimated losses and reserves                 4,423      5,206
  Other                                                       4,132    (17,073)
                                                           --------   --------
    Net cash flow provided by operating activities          282,108    256,832
                                                           --------   --------
Investing Activities:
  Construction expenditures                                (117,203)  (122,279)
  Allowance for equity funds used during construction         2,376      2,944
  Nuclear fuel purchases                                    (41,843)   (33,477)
  Proceeds from sale/leaseback of nuclear fuel               41,832     33,477
                                                           --------   --------
    Net cash flow used in investing activities             (114,838)  (119,335)
                                                           --------   --------
Financing Activities:
  Proceeds from issuance of other long-term debt                  -     27,992
  Retirement of:
    First mortgage bonds                                    (25,800)      (800)
    Other long-term debt                                          -    (28,761)
  Redemption of preferred stock                              (7,000)    (9,000)
  Changes in short-term borrowings                          (34,000)    12,605
  Dividends paid:
    Common stock                                            (83,600)   (75,000)
    Preferred stock                                         (13,833)   (14,798)
                                                           --------   --------
    Net cash flow used in financing activities             (164,233)   (87,762)
                                                           --------   --------
Net increase in cash and cash equivalents                     3,037     49,735

Cash and cash equivalents at beginning of period             80,756      1,825
                                                           --------   --------
Cash and cash equivalents at end of period                  $83,793    $51,560
                                                           ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                    $74,689    $73,515
    Income taxes                                            $55,710    $54,117
  Noncash investing and financing activities:
    Capital lease obligations incurred                            -    $41,122
    Change in unrealized appreciation/depreciation of
     decommissioning trust assets                            $6,811     $8,872

See Notes to Financial Statements.

                      ARKANSAS POWER & LIGHT COMPANY
                               BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                (Unaudited)

                                                      1995            1994
                                                         (In Thousands)

ASSETS
Utility Plant:
  Electric                                          $4,421,730     $4,293,097
  Property under capital leases                         52,802         56,135
  Construction work in progress                        106,354        136,701
  Nuclear fuel under capital lease                     107,117         94,628
                                                     ---------      ---------
           Total                                     4,688,003      4,580,561
  Less - accumulated depreciation and                1,823,395      1,710,216
  amortization                                       ---------      ---------
           Utility plant - net                       2,864,608      2,870,345
                                                     ---------      ---------

Other Property and Investments:
  Investment in subsidiary companies - at               11,215         11,215
  equity
  Decommissioning trust fund                           157,741        127,136
  Other - at cost (less accumulated                      7,578          4,628
  depreciation)                                      ---------      ---------
           Total                                       176,534        142,979
                                                     ---------      ---------

Current Assets:
  Cash and cash equivalents:
    Cash                                                10,724          3,737
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                            11,051          4,713
        Other                                           62,018         72,306
                                                     ---------      ---------
           Total cash and cash equivalents              83,793         80,756
  Accounts receivable:
    Customer (less allowance for doubtful
    accounts of $2.0 million in 1995 and 1994)         106,652         53,781
    Associated companies                                36,785         28,506
    Other                                                7,605         11,181
    Accrued unbilled revenues                          108,785         83,863
  Fuel inventory - at average cost                      67,085         34,561
  Materials and supplies - at average cost              76,527         79,886
  Rate deferrals                                       127,133        113,630
  Deferred excess capacity                               9,978          8,414
  Prepayments and other                                 15,949         23,867
                                                     ---------      ---------
           Total                                       640,292        518,445
                                                     ---------      ---------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                     261,652        360,496
    Deferred excess capacity                            10,097         20,060
    SFAS 109 regulatory asset - net                    222,501        227,068
    Unamortized loss on reacquired debt                 54,846         57,344
    Other regulatory assets                             45,106         68,813
  Other                                                 33,963         26,665
                                                     ---------      ---------
           Total                                       628,165        760,446
                                                     ---------      ---------


           TOTAL                                    $4,309,599     $4,292,215
                                                     =========      =========

See Notes to Financial Statements.

                       ARKANSAS POWER & LIGHT COMPANY
                               BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                (Unaudited)

                                                      1995            1994
                                                          (In Thousands)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $0.01 par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares in 1995 and 1994                    $470           $470
  Paid-in capital                                      590,844        590,844
  Retained earnings                                    528,450        491,799
                                                     ---------      ---------
           Total common shareholder's equity         1,119,764      1,083,113
  Preferred stock:
    Without sinking fund                               176,350        176,350
    With sinking fund                                   51,527         58,527
  Long-term debt                                     1,281,030      1,293,879
                                                     ---------      ---------
           Total                                     2,628,671      2,611,869
                                                     ---------      ---------

Other Noncurrent Liabilities:
  Obligations under capital leases                     102,937         94,534
  Other                                                 72,658         68,235
                                                     ---------      ---------
           Total                                       175,595        162,769
                                                     ---------      ---------

Current Liabilities:
  Currently maturing long-term debt                     27,425         28,175
  Notes payable                                            667         34,667
  Accounts payable:
    Associated companies                                43,993         17,345
    Other                                               97,306         89,329
  Customer deposits                                     18,237         17,113
  Taxes accrued                                         96,386         45,239
  Accumulated deferred income taxes                     34,249         25,043
  Interest accrued                                      31,317         31,064
  Dividends declared                                     4,512          4,727
  Co-owner advances                                     37,944         20,639
  Deferred fuel cost                                    14,732         20,254
  Nuclear refueling reserve                             34,416         37,954
  Obligations under capital leases                      56,971         56,154
  Other                                                 28,439         45,632
                                                     ---------      ---------
           Total                                       526,594        473,335
                                                     ---------      ---------

Deferred Credits:
  Accumulated deferred income taxes                    812,727        859,558
  Accumulated deferred investment tax credits          114,253        118,548
  Other                                                 51,759         66,136
                                                     ---------      ---------
           Total                                       978,739      1,044,242
                                                     ---------      ---------

Commitments and Contingencies (Note 1)

           TOTAL                                    $4,309,599     $4,292,215
                                                     =========      =========

See Notes to Financial Statements.


                                GULF STATES UTILITIES COMPANY
                                 STATEMENTS OF INCOME (LOSS)
                 For the Three and Nine Months Ended September 30, 1995 and 1994
                                        (Unaudited)

                                                         Three Months Ended       Nine Months Ended
                                                         1995         1994           1995         1994
                                                                       (In Thousands)
Operating Revenues:
  Electric                                             $524,982     $530,209    $1,366,070   $1,371,328
  Natural gas                                             3,210        3,887        17,654       25,714
  Steam products                                         12,095       11,435        35,518       35,002
                                                       --------     --------    ----------   ----------
        Total                                           540,287      545,531     1,419,242    1,432,044
                                                       --------     --------    ----------   ----------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses, and
     gas purchased for resale                           149,535      154,881       391,364      393,240
    Purchased power                                      47,901       44,330       132,625      159,389
    Nuclear refueling outage expenses                     2,580        2,707         8,354        7,747
    Other operation and maintenance                      91,939      171,054       295,566      376,616
  Depreciation, amortization, and decommissioning        50,606       48,786       151,337      145,862
  Taxes other than income taxes                          26,951       24,623        77,082       58,633
  Income taxes                                           40,737       17,458        63,715       34,210
  Amortization of rate deferrals                         16,507       16,839        49,519       49,576
                                                       --------     --------    ----------   ----------
        Total                                           426,756      480,678     1,169,562    1,225,273
                                                       --------     --------    ----------   ----------

Operating Income                                        113,531       64,853       249,680      206,771
                                                       --------     --------    ----------   ----------

Other Income (Deductions):
  Allowance for equity funds used
    during construction                                     253          417           770        1,056
  Miscellaneous - net                                     6,213      (78,886)       17,823      (70,653)
  Income taxes                                           (2,110)      31,590        (5,139)      27,407
                                                       --------     --------    ----------   ----------
        Total                                             4,356      (46,879)       13,454      (42,190)
                                                       --------     --------    ----------   ----------

Interest Charges:
  Interest on long-term debt                             47,426       48,804       144,053      146,554
  Other interest - net                                    2,588        1,172         4,681        6,409
  Allowance for borrowed funds used
    during construction                                    (239)        (340)         (700)        (847)
                                                       --------     --------    ----------   ----------
        Total                                            49,775       49,636       148,034      152,116
                                                       --------     --------    ----------   ----------

Net Income (Loss)                                        68,112      (31,662)      115,100       12,465

Preferred and Preference Stock
  Dividend Requirements and Other                         7,341        7,506        22,357       22,442
                                                       --------     --------    ----------   ----------

Earnings (Loss) Applicable to Common Stock              $60,771     ($39,168)      $92,743      ($9,977)
                                                       ========     ========    ==========   ==========

See Notes to Financial Statements.


                          GULF STATES UTILITIES COMPANY
                            STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 1995 and 1994
                                   (Unaudited)

                                                           1995       1994
                                                            (In Thousands)
Operating Activities:
  Net income                                              $115,100    $12,465
  Noncash items included in net income:
    Change in rate deferrals                                49,519     80,138
    Depreciation, amortization, and decommissioning        151,337    145,862
    Deferred income taxes and investment tax credits        69,060     16,257
    Allowance for equity funds used during construction       (770)    (1,056)
  Changes in working capital:
    Receivables                                             41,808    (50,881)
    Fuel inventory                                          (3,598)    (3,750)
    Accounts payable                                       (21,476)    22,872
    Taxes accrued                                           35,701     14,579
    Interest accrued                                         4,254      3,792
    Reserve for rate refund                                (51,268)         -
    Other working capital accounts                         (53,032)    15,330
  Decommissioning trust contributions                       (2,959)    (2,217)
  Other                                                     10,591     24,946
                                                          --------   --------
    Net cash flow provided by operating activities         344,267    278,337
                                                          --------   --------
Investing Activities:
  Construction expenditures                               (112,237)  (101,952)
  Allowance for equity funds used during construction          770      1,056
  Nuclear fuel purchases                                         -    (25,205)
  Proceeds from sale/leaseback of nuclear fuel                   -     25,205
                                                          --------   --------
    Net cash flow used in investing activities            (111,467)  (100,896)
                                                          --------   --------
Financing Activities:
  Proceeds from the issuance of other long-term debt         2,277          -
  Retirement of other long-term debt                       (50,425)      (425)
  Redemption of preferred stock                             (4,850)    (4,850)
  Dividends paid:
    Common stock                                                 -   (289,100)
    Preferred and preference stock                         (22,208)   (22,343)
                                                          --------   --------
    Net cash flow used in financing activities             (75,206)  (316,718)
                                                          --------   --------
Net increase (decrease) in cash and cash equivalents       157,594   (139,277)

Cash and cash equivalents at beginning of period           104,644    261,349
                                                          --------   --------
Cash and cash equivalents at end of period                $262,238   $122,072
                                                          ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                  $136,526   $136,957
    Income taxes                                              $288       $137
  Noncash investing and financing activities:
    Capital lease obligations incurred                           -    $18,721
    Change in unrealized appreciation/depreciation of
      decommissioning trust assets                          $1,738     ($200)

See Notes to Financial Statements.


                       GULF STATES UTILITIES COMPANY
                               BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                (Unaudited)

                                                     1995             1994
                                                        (In Thousands)

ASSETS
Utility Plant:
  Electric                                          $6,928,954     $6,842,726
  Natural gas                                           44,505         44,505
  Steam products                                        77,414         77,307
  Property under capital leases                         79,323         82,914
  Construction work in progress                        118,319         96,176
  Nuclear fuel under capital leases                     53,102         80,042
                                                     ---------      ---------
           Total                                     7,301,617      7,223,670
  Less - accumulated depreciation and                2,645,827      2,504,826
  amortization                                       ---------      ---------
           Utility plant - net                       4,655,790      4,718,844
                                                     ---------      ---------

Other Property and Investments:
  Decommissioning trust fund                            26,993         21,309
  Other - at cost (less accumulated                     28,567         29,315
depreciation)                                        ---------      ---------
           Total                                        55,560         50,624
                                                     ---------      ---------

Current Assets:
  Cash and cash equivalents:
    Cash                                                13,893          8,063
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                            35,496          5,085
        Other                                          212,849         91,496
                                                     ---------      ---------
           Total cash and cash equivalents             262,238        104,644
  Accounts receivable:
    Customer (less allowance for doubtful
    accounts of $0.7 million in 1995 and 1994)          97,846        167,745
    Associated companies                                 6,908         12,732
    Other                                               11,864         20,706
    Accrued unbilled revenues                           82,227         39,470
  Deferred fuel costs                                   20,932          6,314
  Accumulated deferred income taxes                     26,448         49,457
  Fuel inventory                                        29,382         25,784
  Materials and supplies - at average cost             101,820         90,054
  Rate deferrals                                        95,469        100,478
  Prepayments and other                                 22,676         13,754
                                                     ---------      ---------
           Total                                       757,810        631,138
                                                     ---------      ---------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                     444,195        506,974
    SFAS 109 regulatory asset - net                    444,420        426,358
    Unamortized loss on reacquired debt                 62,973         63,994
    Other regulatory assets                             29,683         35,168
  Long-term receivables                                254,432        264,752
  Other                                                153,360        145,609
                                                     ---------      ---------
           Total                                     1,389,063      1,442,855
                                                     ---------      ---------

           TOTAL                                    $6,858,223     $6,843,461
                                                     =========      =========

See Notes to Financial Statements.

                       GULF STATES UTILITIES COMPANY
                               BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                (Unaudited)


                                                     1995             1994
                                                         (In Thousands)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares in 1995 and 1994                       $114,055       $114,055
  Paid-in capital                                    1,152,469      1,152,336
  Retained earnings                                    357,171        264,626
                                                     ---------      ---------
           Total common shareholder's equity         1,623,695      1,531,017
Preference stock                                       150,000        150,000
  Preferred stock:
    Without sinking fund                               136,444        136,444
    With sinking fund                                   90,087         94,934
  Long-term debt                                     2,250,420      2,318,417
                                                     ---------      ---------
           Total                                     4,250,646      4,230,812
                                                     ---------      ---------

Other Noncurrent Liabilities:
  Obligations under capital leases                      95,051        125,691
  Other                                                 76,170         68,753
                                                     ---------      ---------
           Total                                       171,221        194,444
                                                     ---------      ---------

Current Liabilities:
  Currently maturing long-term debt                     70,425         50,425
  Accounts payable:
    Associated companies                                39,388         31,722
    Other                                              111,833        140,975
  Customer deposits                                     21,793         22,216
  Taxes accrued                                         48,179         12,478
  Interest accrued                                      59,581         55,327
  Nuclear refueling reserve                             21,522         10,117
  Obligations under capital leases                      37,366         37,265
  Reserve for rate refund                                5,704         56,972
  Other                                                 83,255        111,963
                                                     ---------      ---------
           Total                                       499,046        529,460
                                                     ---------      ---------

Deferred Credits:
  Accumulated deferred income taxes                  1,144,821      1,100,396
  Accumulated deferred investment tax credits          220,583        199,428
  Deferred River Bend finance charges                   64,137         82,406
  Other                                                507,769        506,515
                                                     ---------      ---------
           Total                                     1,937,310      1,888,745
                                                     ---------      ---------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                    $6,858,223     $6,843,461
                                                     =========      =========

See Notes to Financial Statements.


                          LOUISIANA POWER & LIGHT COMPANY
                               STATEMENTS OF INCOME
           For the Three and Nine Months Ended September 30, 1995 and 1994
                                   (Unaudited)

                                                         Three Months Ended        Nine Months Ended
                                                         1995           1994       1995         1994
                                                                        (In Thousands)
Operating Revenues                                     $528,975      $502,458   $1,288,081   $1,327,927
                                                       --------      --------   ----------   ----------

Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                      116,015       113,688      227,616      257,314
    Purchased power                                      92,944        83,942      261,417      289,279
    Nuclear refueling outage expenses                     4,517         4,195       13,550       13,671
    Other operation and maintenance                      70,865       100,800      216,203      260,575
  Depreciation, amortization, and decommissioning        42,212        38,499      119,629      113,342
  Taxes other than income taxes                          13,133        14,377       43,181       42,733
  Income taxes                                           56,003        39,015      104,366       80,171
  Amortization of rate deferrals                          8,118         8,118       21,664       21,664
                                                       --------      --------   ----------   ----------
        Total                                           403,807       402,634    1,007,626    1,078,749
                                                       --------      --------   ----------   ----------

Operating Income                                        125,168        99,824      280,455      249,178
                                                       --------      --------   ----------   ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                      424           766        1,527        2,855
  Miscellaneous - net                                     1,137          (154)       1,718          287
  Income taxes                                             (319)          150         (307)         190
                                                       --------      --------   ----------   ----------
        Total                                             1,242           762        2,938        3,332
                                                       --------      --------   ----------   ----------

Interest Charges:
  Interest on long-term debt                             32,737        32,543       97,821       97,393
  Other interest - net                                    1,355         1,560        5,100        4,635
  Allowance for borrowed funds used
   during construction                                     (501)         (546)      (1,491)      (1,996)
                                                       --------      --------   ----------   ----------
        Total                                            33,591        33,557      101,430      100,032
                                                       --------      --------   ----------   ----------

Net Income                                               92,819        67,029      181,963      152,478

Preferred Stock Dividend Requirements
  and Other                                               5,367         5,848       16,177       17,668
                                                       --------      --------   ----------   ----------

Earnings Applicable to Common Stock                     $87,452       $61,181     $165,786     $134,810
                                                       ========      ========   ==========   ==========

See Notes to Financial Statements.


                        LOUISIANA POWER & LIGHT COMPANY
                           STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                              1995       1994
                                                               (In Thousands)
Operating Activities:
  Net income                                                 $181,963   $152,478
  Noncash items included in net income:
    Change in rate deferrals                                   21,664     21,664
    Depreciation, amortization, and decommissioning           119,629    113,342
    Deferred income taxes and investment tax credits          (22,022)    31,788
    Allowance for equity funds used during construction        (1,527)    (2,855)
    Amortization of deferred revenues                               -    (14,632)
  Changes in working capital:
    Receivables                                               (51,126)   (25,193)
    Accounts payable                                             (741)   (24,406)
    Taxes accrued                                              84,144     39,867
    Interest accrued                                           (5,232)    (4,776)
    Other working capital accounts                             (4,885)    17,969
  Decommissioning trust contributions                          (3,611)    (3,796)
  Other                                                       (10,049)     3,051
                                                             --------   --------
    Net cash flow provided by operating activities            308,207    304,501
                                                             --------   --------
Investing Activities:
  Construction expenditures                                   (77,319)  (107,708)
  Allowance for equity funds used during construction           1,527      2,855
  Nuclear fuel purchases                                      (45,493)         -
  Proceeds from sale/seaseback of nuclear fuel                 45,493          -
                                                             --------   --------
    Net cash flow used in investing activities                (75,792)  (104,853)
                                                             --------   --------
Financing Activities:
  Proceeds from the issuance of other long-term debt                -     19,946
  Retirement of:
    First mortgage bonds                                            -    (25,000)
    Other long-term debt                                         (239)      (240)
  Redemption of preferred stock                               (11,254)   (13,510)
  Changes in short-term borrowings                            (27,154)   (32,841)
  Dividends paid:
    Common stock                                             (134,000)   (90,400)
    Preferred stock                                           (15,896)   (17,285)
                                                             --------   --------
    Net cash flow used in financing activities               (188,543)  (159,330)
                                                             --------   --------
Net increase in cash and cash equivalents                      43,872     40,318

Cash and cash equivalents at beginning of period               28,718     33,489
                                                             --------   --------
Cash and cash equivalents at end of period                    $72,590    $73,807
                                                             ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                     $102,574   $100,081
    Income taxes                                              $63,296    $32,400
  Noncash investing and financing activities:
   Capital lease obligations incurred                               -     $9,677
   Change in unrealized appreciation/depreciation of
       decommissioning trust assets                            $2,043       $184

See Notes to Financial Statements.

                      LOUISIANA POWER & LIGHT COMPANY
                               BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                (Unaudited)

                                                     1995             1994
                                                        (In Thousands)

ASSETS
Utility Plant:
  Electric                                          $4,864,083     $4,778,126
  Electric plant under lease                           229,468        229,468
  Construction work in progress                         74,130         94,791
  Nuclear fuel under capital lease                      69,267         44,238
  Nuclear fuel                                          14,049          6,420
                                                     ---------      ---------
           Total                                     5,250,997      5,153,043
  Less - accumulated depreciation and                1,706,469      1,600,510
  amortization                                       ---------      ---------
           Utility plant - net                       3,544,528      3,552,533
                                                     ---------      ---------

Other Property and Investments:
  Nonutility property                                   20,060         20,060
  Decommissioning trust fund                            33,953         27,076
  Investment in subsidiary company - at equity          14,230         14,230
  Other                                                  1,087          1,078
                                                     ---------      ---------
           Total                                        69,330         62,444
                                                     ---------      ---------

Current Assets:
  Cash and cash equivalents:
    Cash                                                 3,720              -
    Temporary cash investments - at cost,
      which approximates market:
    Associated companies                                 5,880              -
    Other                                               62,990         28,718
                                                     ---------      ---------
           Total cash and cash equivalents              72,590         28,718
  Accounts receivable:
    Customer (less allowance for doubtful
    accounts of $1.2 million in 1995 and 1994)         103,913         58,858
    Associated companies                                 8,278          9,827
    Other                                                9,206         11,609
    Accrued unbilled revenues                           73,132         63,109
  Accumulated deferred income taxes                      6,079          3,702
  Materials and supplies - at average cost              90,342         89,692
  Rate deferrals                                        28,422         28,422
  Prepayments and other                                 14,931         28,528
                                                     ---------      ---------
           Total                                       406,893        322,465
                                                     ---------      ---------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                       3,945         25,609
    SFAS 109 regulatory asset - net                    373,257        379,263
    Unamortized loss on reacquired debt                 40,508         43,656
    Other regulatory assets                             23,981         25,736
  Other                                                 25,989         23,733
                                                     ---------      ---------
           Total                                       467,680        497,997
                                                     ---------      ---------

           TOTAL                                    $4,488,431     $4,435,439
                                                     =========      =========

See Notes to Financial Statements.

                      LOUISIANA POWER & LIGHT COMPANY
                               BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                (Unaudited)

                                                     1995            1994
                                                         (In Thousands)
CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares in 1995 and 1994             $1,088,900     $1,088,900
  Capital stock expense and other                       (4,835)        (5,367)
  Retained earnings                                    145,206        113,420
                                                     ---------      ---------
           Total common shareholder's equity         1,229,271      1,196,953
  Preferred stock:
    Without sinking fund                               160,500        160,500
    With sinking fund                                  100,009        111,265
  Long-term debt                                     1,368,386      1,403,055
                                                     ---------      ---------
           Total                                     2,858,166      2,871,773
                                                     ---------      ---------

Other Noncurrent Liabilities:
  Obligations under capital leases                      41,267         16,238
  Other                                                 53,679         54,216
                                                     ---------      ---------
           Total                                        94,946         70,454
                                                     ---------      ---------

Current Liabilities:
  Currently maturing long-term debt                    110,260         75,320
  Notes payable:
    Associated companies                                     -          7,954
    Other                                                    -         19,200
  Accounts payable:
    Associated companies                                45,239         20,793
    Other                                               57,016         82,203
  Customer deposits                                     56,363         54,934
  Taxes accrued                                         82,284         (1,860)
  Interest accrued                                      37,755         42,987
  Dividends declared                                     5,239          5,489
  Deferred fuel cost                                     1,161         13,983
  Obligations under capital leases                      28,000         28,000
  Other                                                 13,718         20,156
                                                     ---------      ---------
           Total                                       437,035        369,159
                                                     ---------      ---------

Deferred Credits:
  Accumulated deferred income taxes                    862,417        883,945
  Accumulated deferred investment tax credits          146,977        151,259
  Deferred interest - Waterford 3 lease                 25,146         26,000
  obligation
  Other                                                 63,744         62,849
                                                     ---------      ---------
           Total                                     1,098,284      1,124,053
                                                     ---------      ---------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                    $4,488,431     $4,435,439
                                                     =========      =========

See Notes to Financial Statements.


                          MISSISSIPPI POWER & LIGHT COMPANY
                                STATEMENTS OF INCOME
          For the Three and Nine Months Ended September 30, 1995 and 1994
                                    (Unaudited)

                                                  Three Months Ended         Nine Months Ended
                                                  1995           1994        1995         1994
                                                                  (In Thousands)
Operating Revenues                              $258,848      $234,274     $692,482     $651,481
                                                --------      --------     --------     --------

Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                62,557        53,097      130,431      117,710
    Purchased power                               55,696        59,155      183,706      182,035
    Other operation and maintenance               31,815        41,327      103,970      118,543
  Depreciation and amortization                    9,614         9,513       28,349       27,270
  Taxes other than income taxes                   13,139        11,275       34,222       32,011
  Income taxes                                    15,928        11,427       30,022       23,280
  Amortization of rate deferrals                  28,310        24,805       84,931       74,414
                                                --------      --------     --------     --------
        Total                                    217,059       210,599      595,631      575,263
                                                --------      --------     --------     --------

Operating Income                                  41,789        23,675       96,851       76,218
                                                --------      --------     --------     --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                               235           365          763        1,386
  Miscellaneous - net                                413          (337)       1,270          (85)
  Income taxes                                      (158)          129         (486)          32
                                                --------      --------     --------     --------
        Total                                        490           157        1,547        1,333
                                                --------      --------     --------     --------

Interest Charges:
  Interest on long-term debt                      12,451        11,882       35,399       35,999
  Other interest - net                               806         1,330        4,064        3,683
  Allowance for borrowed funds used
   during construction                              (206)         (236)        (645)        (889)
                                                --------      --------     --------     --------
        Total                                     13,051        12,976       38,818       38,793
                                                --------      --------     --------     --------

Net Income                                        29,228        10,856       59,580       38,758

Preferred Stock Dividend Requirements
 and Other                                         2,917         1,797        6,168        5,827
                                                --------      --------     --------     --------

Earnings Applicable to Common Stock              $26,311        $9,059      $53,412      $32,931
                                                ========      ========     ========     ========

See Notes to Financial Statements.



                        MISSISSIPPI POWER & LIGHT COMPANY
                            STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                             1995       1994
                                                              (In Thousands)
Operating Activities:
  Net income                                                 $59,580     $38,758
  Noncash items included in net income:
    Change in rate deferrals                                  78,772      92,135
    Depreciation and amortization                             28,349      27,270
    Deferred income taxes and investment tax credits         (24,436)    (22,092)
    Allowance for equity funds used during construction         (763)     (1,386)
  Changes in working capital:
    Receivables                                              (29,362)    (12,592)
    Fuel inventory                                            (3,327)      5,058
    Accounts payable                                          24,505      17,513
    Taxes accrued                                             24,979       9,361
    Interest accrued                                          (3,689)    (11,213)
    Other working capital accounts                           (16,475)        428
  Other                                                        1,273      11,129
                                                            --------    --------
    Net cash flow provided by operating activities           139,406     154,369
                                                            --------    --------
Investing Activities:
  Construction expenditures                                  (55,616)   (100,369)
  Allowance for equity funds used during construction            763       1,386
                                                            --------    --------
    Net cash flow used in investing activities               (54,853)    (98,983)
                                                            --------    --------
Financing Activities:
  Proceeds from the issuance of:
    General and refunding bonds                               79,480      24,534
    Other long-term debt                                           -      15,652
  Retirement of:
    General and refunding bonds                              (30,000)    (30,000)
    First mortgage bonds                                     (20,000)    (18,000)
    Other long-term debt                                        (965)    (16,045)
  Redemption of preferred stock                              (15,000)    (15,000)
  Changes in short-term borrowings                           (30,000)     18,432
  Dividends paid:
    Common stock                                             (35,400)    (28,000)
    Preferred stock                                           (4,782)     (5,851)
                                                            --------    --------
    Net cash flow used in financing activities               (56,667)    (54,278)
                                                            --------    --------
Net increase in cash and cash equivalents                     27,886       1,108

Cash and cash equivalents at beginning of period               9,598       7,999
                                                            --------    --------
Cash and cash equivalents at end of period                   $37,484      $9,107
                                                            ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                     $41,304     $48,664
    Income taxes                                             $27,413     $19,007

See Notes to Financial Statements.

                     MISSISSIPPI POWER & LIGHT COMPANY
                               BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                (Unaudited)

                                                     1995             1994
                                                        (In Thousands)

ASSETS
Utility Plant:
  Electric                                          $1,543,888     $1,475,322
  Construction work in progress                         51,336         67,119
                                                     ---------      ---------
           Total                                     1,595,224      1,542,441
  Less - accumulated depreciation and                  607,407        582,514
  amortization                                       ---------      ---------
           Utility plant - net                         987,817        959,927
                                                     ---------      ---------

Other Property and Investments:
  Investment in subsidiary company - at equity           5,531          5,531
  Other                                                  5,617          5,624
                                                     ---------      ---------
           Total                                        11,148         11,155
                                                     ---------      ---------

Current Assets:
  Cash and cash equivalents:
    Cash                                                 5,770          5,080
    Temporary cash investments - at cost,
      which approximates market
     Associated companies                                4,797            276
     Other                                              26,917          4,242
           Total cash and cash equivalents              37,484          9,598
  Accounts receivable:
    Customer (less allowance for doubtful
    accounts of $2.1 million in 1995 and 1994)          61,911         43,846
    Associated companies                                 4,566          4,680
    Other                                                1,968          2,789
    Accrued unbilled revenues                           52,105         39,873
  Fuel inventory - at average cost                       8,107          4,780
  Materials and supplies - at average cost              21,237         20,642
  Rate deferrals                                       126,378        106,538
  Prepayments and other                                  7,484         10,672
                                                     ---------      ---------
            Total                                      321,240        243,418
                                                     ---------      ---------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                     287,108        385,720
    Unamortized loss on reacquired debt                  9,557         10,488
    Other regulatory assets                              9,385         10,168
  Other                                                  8,000          8,569
                                                     ---------      ---------
            Total                                      314,050        414,945
                                                     ---------      ---------

            TOTAL                                   $1,634,255     $1,629,445
                                                     =========      =========

See Notes to Financial Statements.

                     MISSISSIPPI POWER & LIGHT COMPANY
                               BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                (Unaudited)

                                                     1995            1994
                                                        (In Thousands)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares in 1995 and 1994                 $199,326       $199,326
  Capital stock expense and other                         (218)        (1,762)
  Retained earnings                                    250,023        232,011
                                                     ---------      ---------
            Total common shareholder's equity          449,131        429,575
  Preferred stock:
    Without sinking fund                                57,881         57,881
    With sinking fund                                   16,770         31,770
  Long-term debt                                       504,358        475,233
                                                     ---------      ---------
            Total                                    1,028,140        994,459
                                                     ---------      ---------

Other Noncurrent Liabilities:
  Obligations under capital leases                         456            552
  Other                                                  8,345          8,984
                                                     ---------      ---------
            Total                                        8,801          9,536
                                                     ---------      ---------

Current Liabilities:
  Currently maturing long-term debt                     66,015         65,965
  Notes payable                                              -         30,000
  Accounts payable:
    Associated companies                                27,340          2,350
    Other                                               29,720         30,205
  Customer deposits                                     24,062         22,793
  Taxes accrued                                         45,800         20,821
  Accumulated deferred income taxes                     52,426         47,515
  Interest accrued                                      16,688         20,377
  Dividends declared                                     1,468          1,626
  Other                                                  8,357         28,692
                                                     ---------      ---------
            Total                                      271,876        270,344
                                                     ---------      ---------

Deferred Credits:
  Accumulated deferred income taxes                    276,791        301,288
  Accumulated deferred investment tax credits           28,366         29,528
  SFAS 109 regulatory liability - net                    9,410         13,099
  Other                                                 10,871         11,191
                                                     ---------      ---------
            Total                                      325,438        355,106
                                                     ---------      ---------

Commitments and Contingencies (Notes 1 and 2)

            TOTAL                                   $1,634,255     $1,629,445
                                                     =========      =========

See Notes to Financial Statements.



                            NEW ORLEANS PUBLIC SERVICE INC.
                                 STATEMENTS OF INCOME
              For the Three and Nine Months Ended September 30, 1995 and 1994
                                    (Unaudited)

                                                    Three Months Ended          Nine Months Ended
                                                    1995           1994         1995         1994
                                                                   (In Thousands)
Operating Revenues:
  Electric                                        $134,855      $120,354     $310,065     $306,826
  Natural gas                                       11,865        13,220       58,207       68,238
                                                  --------      --------     --------     --------
        Total                                      146,720       133,574      368,272      375,064
                                                  --------      --------     --------     --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses,
     and gas purchased for resale                   29,649        23,814       75,088       83,773
    Purchased power                                 40,850        42,999      114,777      115,940
    Other operation and maintenance                 22,409        23,444       56,324       63,404
  Depreciation and amortization                      4,898         4,903       14,512       14,356
  Taxes other than income taxes                      7,425         7,206       21,259       21,137
  Income taxes                                       9,915         8,829       18,110       17,003
 Amortization of rate deferrals                     10,489         6,438       23,754       19,171
                                                  --------      --------     --------     --------
        Total                                      125,635       117,633      323,824      334,784
                                                  --------      --------     --------     --------

Operating Income                                    21,085        15,941       44,448       40,280
                                                  --------      --------     --------     --------

Other Income (Deductions):
  Allowance for equity funds used
    during construction                                 43            60          104          297
  Miscellaneous - net                                  504           499          993        1,483
  Income taxes                                        (194)         (192)        (382)        (901)
                                                  --------      --------     --------     --------
        Total                                          353           367          715          879
                                                  --------      --------     --------     --------

Interest Charges:
  Interest on long-term debt                         4,023         4,148       11,896       12,957
  Other interest - net                                 588           272        1,555          865
  Allowance for borrowed funds used
    during construction                                (35)          (45)         (83)        (221)
                                                  --------      --------     --------     --------
        Total                                        4,576         4,375       13,368       13,601
                                                  --------      --------     --------     --------

Net Income                                          16,862        11,933       31,795       27,558

Preferred Stock Dividend Requirements
  and Other                                            318           329        1,035        1,162
                                                  --------      --------     --------     --------

Earnings Applicable to Common Stock                $16,544       $11,604      $30,760      $26,396
                                                  ========      ========     ========     ========

See Notes to Financial Statements.



                           NEW ORLEANS PUBLIC SERVICE INC.
                              STATEMENTS OF CASH FLOWS
                For the Nine Months Ended September 30, 1995 and 1994
                                   (Unaudited)

                                                           1995       1994
                                                            (In Thousands)
Operating Activities:
  Net income                                               $31,795     $27,558
  Noncash items included in net income:
    Change in rate deferrals                                23,211      17,499
    Depreciation and amortization                           14,512      14,356
    Deferred income taxes and investment tax credits        (5,853)    (15,705)
    Allowance for equity funds used during construction       (104)       (297)
  Changes in working capital:
    Receivables                                            (20,681)      1,957
    Accounts payable                                        14,100      (3,718)
    Taxes accrued                                           11,525       1,677
    Interest accrued                                          (279)       (960)
    Income tax refund                                       20,172           -
    Other working capital accounts                          (4,328)     13,534
  Other                                                    (13,380)      5,050
                                                          --------    --------
    Net cash flow provided by operating activities          70,690      60,951
                                                          --------    --------
Investing Activities:
  Construction expenditures                                (14,637)    (16,269)
  Allowance for equity funds used during construction          104         297
                                                          --------    --------
    Net cash flow used in investing activities             (14,533)    (15,972)
                                                          --------    --------
Financing Activities:
  Proceeds from the issuance of general
    and refunding bonds                                     29,805           -
  Retirement of general and refunding bonds                (24,200)    (15,000)
  Redemption of preferred stock                             (1,500)     (1,500)
  Dividends paid:
    Common stock                                           (14,100)    (14,400)
    Preferred stock                                         (1,046)     (1,220)
                                                          --------    --------
   Net cash flow used in financing activities              (11,041)    (32,120)
                                                          --------    --------
Net increase in cash and cash equivalents                   45,116      12,859

Cash and cash equivalents at beginning of period             8,031      43,317
                                                          --------    --------
Cash and cash equivalents at end of period                 $53,147     $56,176
                                                          ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                   $13,173     $14,213
    Income taxes (refund) - net                            ($6,469)    $32,115

See Notes to Financial Statements.

                      NEW ORLEANS PUBLIC SERVICE INC.
                               BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                (Unaudited)

                                                     1995             1994
                                                        (In Thousands)
ASSETS
Utility Plant:
  Electric                                            $479,206       $470,560
  Natural gas                                          120,977        119,508
  Construction work in progress                         11,728          7,284
                                                      --------       --------
           Total                                       611,911        597,352
  Less - accumulated depreciation and                  331,185        319,576
  amortization                                        --------       --------
           Utility plant - net                         280,726        277,776
                                                      --------       --------

Other Investments:
  Investment in subsidiary company - at equity           3,259          3,259
                                                      --------       --------
Current Assets:
  Cash and cash equivalents:
    Cash                                                 2,161            849
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                             7,711          2,472
        Other                                           43,275          4,710
                                                      --------       --------
           Total cash and cash equivalents              53,147          8,031
  Accounts receivable:
    Customer (less allowance for doubtful
    accounts of
      $0.8 million in 1995 and 1994)                    43,856         23,938
    Associated companies                                   150          3,503
    Other                                                  516            600
    Accrued unbilled revenues                           18,495         14,295
  Deferred electric fuel and resale gas costs            1,455            856
  Materials and supplies - at average cost               9,400          9,676
  Rate deferrals                                        35,549         31,544
  Income tax receivable                                      -         20,172
  Prepayments and other                                  7,792          5,636
                                                       -------        -------
           Total                                       170,360        118,251
                                                       -------        -------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                     145,911        173,127
    SFAS 109 regulatory asset - net                      9,463          8,792
    Unamortized loss on reacquired debt                  2,039          2,361
    Other regulatory assets                              5,647          5,647
  Other                                                  3,890          3,681
                                                       -------        -------
           Total                                       166,950        193,608
                                                       -------        -------
           TOTAL                                      $621,295       $592,894
                                                       =======        =======
See Notes to Financial Statements.

                      NEW ORLEANS PUBLIC SERVICE INC.
                               BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                (Unaudited)

                                                     1995             1994
                                                        (In Thousands)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $4 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares in 1995 and 1994                  $33,744        $33,744
  Paid-in capital                                       36,247         36,201
  Retained earnings subsequent to the elimination of
    the accumulated deficit on November 30, 1988        95,545         78,886
                                                       -------        -------
           Total common shareholder's equity           165,536        148,831
  Preferred stock:
    Without sinking fund                                19,780         19,780
    With sinking fund                                    1,950          3,450
  Long-term debt                                       155,946        164,160
                                                       -------        -------
           Total                                       343,212        336,221
                                                       -------        -------

Other Noncurrent Liabilities                            17,336         19,063
                                                       -------        -------
Current Liabilities:
  Currently maturing long-term debt                     38,250         24,200
  Accounts payable:
    Associated companies                                18,915          6,456
    Other                                               21,143         19,503
  Customer deposits                                     18,396         17,422
  Accumulated deferred income taxes                      4,980          4,925
  Taxes accrued                                         13,854          2,329
  Interest accrued                                       4,963          5,242
  Other                                                 17,159         19,982
                                                       -------        -------
           Total                                       137,660        100,059
                                                       -------        -------
Deferred Credits:
  Accumulated deferred income taxes                     84,485         89,246
  Accumulated deferred investment tax credits            8,775          9,251
  Other                                                 29,827         39,054
                                                       -------        -------
           Total                                       123,087        137,551
                                                       -------        -------
Commitments and Contingencies (Note 1)

           TOTAL                                      $621,295       $592,894
                                                       =======        =======
See Notes to Financial Statements.



                              SYSTEM ENERGY RESOURCES, INC.
                                  STATEMENTS OF INCOME
           For the Three and Nine Months Ended September 30, 1995 and 1994
                                      (Unaudited)

                                                         Three Months Ended        Nine Months Ended
                                                        1995           1994        1995         1994
                                                                        (In Thousands)
Operating Revenues                                    $144,758      $150,949     $455,054     $450,015
                                                      --------      --------     --------     --------

Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                      11,194        11,440       27,090       35,661
    Nuclear refueling outage expenses                    4,571             -       25,857            -
    Other operation and maintenance                     21,154        26,829       70,056       74,320
  Depreciation, amortization, and decommissioning       24,530        23,026       74,463       68,993
  Taxes other than income taxes                          6,590         5,637       20,788       19,155
  Income taxes                                          19,056        18,148       57,775       55,896
                                                      --------      --------     --------     --------
        Total                                           87,095        85,080      276,029      254,025
                                                      --------      --------     --------     --------

Operating Income                                        57,663        65,869      179,025      195,990
                                                      --------      --------     --------     --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                     479           101        1,511          735
  Miscellaneous - net                                      783         2,025        2,525        4,641
  Income taxes                                             448           569        1,500         (470)
                                                      --------      --------     --------     --------
        Total                                            1,710         2,695        5,536        4,906
                                                      --------      --------     --------     --------

Interest Charges:
  Interest on long-term debt                            34,557        43,790      110,153      129,088
  Other interest - net                                   1,952            18        6,269        1,051
  Allowance for borrowed funds used
   during construction                                    (502)         (178)      (1,594)        (938)
                                                      --------      --------     --------     --------
        Total                                           36,007        43,630      114,828      129,201
                                                      --------      --------     --------     --------

Net Income                                             $23,366       $24,934      $69,733      $71,695
                                                      ========      ========     ========     ========

See Notes to Financial Statements.


                          SYSTEM ENERGY RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                                   1995       1994
                                                                    (In Thousands)
Operating Activities:
  Net income                                                       $69,733     $71,695
  Noncash items included in net income:
    Depreciation, amortization, and decommissioning                 74,463      68,993
    Deferred income taxes and investment tax credits               (11,378)     16,535
    Allowance for equity funds used during construction             (1,511)       (735)
  Changes in working capital:
    Receivables                                                    (56,341)     (3,994)
    Accounts payable                                               (25,063)      8,469
    Taxes accrued                                                      672       4,770
    Interest accrued                                                (4,281)     (1,457)
    Other working capital accounts                                 (23,343)     (1,474)
  Recoverable income taxes                                               -      32,940
  Decommissioning trust contributions                               (4,055)     (3,764)
  Other                                                             32,303      14,893
                                                                  --------    --------
    Net cash flow provided by operating activities                  51,199     206,871
                                                                  --------    --------
Investing Activities:
  Construction expenditures                                        (19,524)    (12,254)
  Allowance for equity funds used during construction                1,511         735
  Nuclear fuel purchases                                           (52,188)        (54)
  Proceeds from sale/leaseback of nuclear fuel                      52,188           -
                                                                  --------    --------
    Net cash flow used in investing activities                     (18,013)    (11,573)
                                                                  --------    --------
Financing Activities:
  Proceeds from the issuance of:
     First mortgage bonds                                                -      59,410
     Other long-term debt                                           43,538           -
  Retirement of:
     First mortgage bonds                                                -     (60,000)
     Other long-term debt                                          (45,320)          -
     Premium and expenses paid on refinancing sale/leaseback bonds       -     (47,602)
  Common stock dividends paid                                      (69,500)   (124,300)
                                                                  --------    --------
    Net cash flow used in financing activities                     (71,282)   (172,492)
                                                                  --------    --------
Net (decrease)increase in cash and cash equivalents                (38,096)     22,806

Cash and cash equivalents at beginning of period                    89,703     196,132
                                                                  --------    --------
Cash and cash equivalents at end of period                         $51,607    $218,938
                                                                  ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                          $114,514    $125,519
    Income taxes (refund) - net                                    $65,637     ($3,477)
  Noncash investing and financing activities:
    Change in unrealized appreciation/depreciation of
    decommissioning trust assets                                    $2,629        $212

See Notes to Financial Statements.


                       SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                (Unaudited)

                                                     1995             1994
                                                        (In Thousands)

ASSETS
Utility Plant:
  Electric                                          $2,969,233     $2,939,384
  Electric plant under lease                           443,257        439,378
  Construction work in progress                         32,311         46,547
  Nuclear fuel under capital lease                      81,586         46,688
  Nuclear fuel                                               -         26,360
                                                     ---------      ---------
           Total                                     3,526,387      3,498,357
  Less - accumulated depreciation and                  828,374        751,717
  amortization                                       ---------      ---------
           Utility plant - net                       2,698,013      2,746,640
                                                     ---------      ---------
Other Investments:
  Decommissioning trust fund                            38,606         30,359

Current Assets:
  Cash and cash equivalents:
    Cash                                                   212              -
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                             7,773          5,489
        Other                                           43,622         84,214
                                                     ---------      ---------
           Total cash and cash equivalents              51,607         89,703
  Accounts receivable:
    Associated companies                                63,984          7,450
    Other                                                3,219          3,412
  Materials and supplies - at average cost              69,178         71,991
  Prepayments and other                                 13,878          5,429
                                                     ---------      ---------
           Total                                       201,866        177,985
                                                     ---------      ---------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                    389,422        389,264
    Unamortized loss on reacquired debt                 53,793         54,577
    Other regulatory assets                            201,346        199,080
  Other                                                 14,931         15,454
                                                     ---------      ---------
           Total                                       659,492        658,375
                                                     ---------      ---------

           TOTAL                                    $3,597,977     $3,613,359
                                                     =========      =========
See Notes to Financial Statements.

                       SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                (Unaudited)


                                                     1995             1994
                                                        (In Thousands)

CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares in 1995 and 1994                   $789,350       $789,350
  Paid-in capital                                            7              7
  Retained earnings                                     85,914         85,681
                                                     ---------      ---------
           Total common shareholder's equity           875,271        875,038
  Long-term debt                                     1,189,720      1,438,305
                                                     ---------      ---------
           Total                                     2,064,991      2,313,343
                                                     ---------      ---------
Other Noncurrent Liabilities:
  Obligations under capital leases                      53,585         18,688
  Other                                                 17,447         14,342
                                                     ---------      ---------
           Total                                        71,032         33,030
                                                     ---------      ---------
Current Liabilities:
  Currently maturing long-term debt                    355,000        105,000
  Accounts payable:
    Associated companies                                17,560         32,272
    Other                                               12,853         23,204
  Taxes accrued                                         36,054         35,382
  Interest accrued                                      36,515         40,796
  Obligations under capital leases                      28,000         28,000
  Other                                                  2,087         19,794
                                                     ---------      ---------
          Total                                        488,069        284,448
                                                     ---------      ---------
Deferred Credits:
  Accumulated deferred income taxes                    734,438        746,502
  Accumulated deferred investment tax credits          107,977        110,584
  FERC Settlement - refund obligation                   57,775         60,388
  Other                                                 73,695         65,064
                                                     ---------      ---------
          Total                                        973,885        982,538
                                                     ---------      ---------
Commitments and Contingencies (Notes 1 and 2)

          TOTAL                                     $3,597,977     $3,613,359
                                                     =========      =========
See Notes to Financial Statements.

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

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1.  COMMITMENTS AND CONTINGENCIES

Cajun - River Bend  (Entergy Corporation and GSU)

      GSU has significant business relationships with Cajun, including co-ownership of River Bend and Big Cajun 2, Unit 3. GSU and Cajun, respectively, own 70% and 30% undivided interests in River Bend and 42% and 58% undivided interests in Big Cajun 2, Unit 3.

      In June 1989, Cajun filed a civil action against GSU in the United States District Court for the Eastern District of Louisiana (District Court). Cajun's complaint seeks to annul, rescind, terminate and/or dissolve the Joint Ownership Participation and Operating Agreement entered into on August 28, 1979 (Operating Agreement) relating to River Bend. The suit also seeks to recover as damages Cajun's alleged $1.6 billion investment in the unit plus attorneys' fees, interest and costs. Two member cooperatives of Cajun have brought an independent action to declare the Operating Agreement void, based upon failure to get prior LPSC approval alleged to be necessary. GSU believes the suits are without merit and is contesting them vigorously. If GSU is ultimately unsuccessful in this litigation and is required to pay substantial damages, GSU would probably be unable to make such payments and could be forced to seek relief from its creditors under the United States Bankruptcy Code.

      A trial on the portion of the suit by Cajun to rescind the Operating Agreement which began in April 1994 was completed in March 1995. On October 24, 1995, the District Court issued a memorandum opinion ruling in favor of GSU. The District Court found that Cajun did not prove that GSU fraudulently induced it to execute the Operating Agreement and that Cajun failed to timely assert its claim. A final judgment will be entered when the District Court issues its detailed written opinions. It is uncertain when the District Court Judge's final opinion will be entered, or whether Cajun will appeal the decision.

      Cajun has not paid its full share of capital costs, operating and maintenance expenses and other costs for repairs and improvements to River Bend since 1992. Cajun's unpaid portion of River Bend operating and maintenance expenses (including nuclear fuel) and capital costs for the first nine months of 1995 was approximately $42.8 million. The cumulative cost to GSU resulting from Cajun's failure to pay its full share of River Bend-related costs, reduced by the proceeds from the sale by GSU of Cajun's share of River Bend power, was $59.1 million as of September 30, 1995, compared with $49 million as of December 31, 1994. These amounts are reflected in long-term receivables with an offsetting reserve in other deferred credits. Cajun's bankruptcy may affect the ultimate collectibility of the amounts owed to GSU, including any amounts that may be awarded in litigation.

      See Note 8 of Entergy Corporation's and GSU's Form 10-K for additional information regarding the Cajun litigation, Cajun's
December 21, 1994 bankruptcy filing, related filings and the ongoing potential effects of these matters upon GSU.

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

Cajun - Transmission Service  (Entergy Corporation and GSU)

     In orders issued on August 3, 1995, and October 2, 1995, the FERC affirmed the ALJ's April 1995 ruling in the remanded portion of GSU's and Cajun's ongoing transmission service charge disputes before the FERC. Both GSU and Cajun have petitioned for appeal to the D.C Circuit.

     Under GSU's interpretation of a 1992 FERC order, as modified by its August 3, 1995, and October 2, 1995 orders, Cajun would owe GSU approximately $63.3 million as of September 30, 1995. GSU further estimates that if it were to prevail in its May 1992 motion for rehearing and on certain other issues decided adversely to GSU in the February 1995, August 1995 and October 1995 FERC orders, which GSU has appealed, Cajun would owe GSU approximately $140.3 million as of September 30, 1995. If Cajun were to prevail in its May 1992 motion for rehearing to FERC, and if GSU were not to prevail in its May 1992 motion for rehearing to FERC, and if Cajun were to prevail in appealing the FERC's August and October 1995 orders, GSU estimates it would owe Cajun approximately $92.1 million as of September 30, 1995. The above amounts are exclusive of a $7.3 million payment by Cajun on December 31, 1990, which the parties agreed to apply to the disputed transmission service charges. Pending FERC's ruling on the May 1992 motions for rehearing, GSU has continued to bill Cajun utilizing the historical billing methodology and has recorded underpaid transmission charges, including interest, in the amount of $169.7 million as of September 30, 1995. This amount is reflected in long-term receivables with an offsetting reserve in other deferred credits. Cajun's bankruptcy may affect GSU's collection of the above amounts. The FERC has determined that the collection of the pre-petition debt of Cajun is an issue properly decided in the bankruptcy proceeding. For additional information regarding the GSU and Cajun transmission service charge disputes, see Note 8 to Entergy Corporation's and GSU's Form 10-K.

Nonregulated Investments  (Entergy Corporation)

       On March 31, 1995, Entergy Corporation, through its subsidiary, Entergy Power Development Company (EPDC), entered into an agreement with Enron Power Development Corporation (Enron), a subsidiary of Enron Corporation, to acquire a 20% interest in the Dabhol Power Project (Project), a 695 megawatt combined cycle facility located in the State of Maharashtra, India.

       Subsequent to entering into the agreement with Enron, the newly-elected Maharashtra state government investigated the Project and its related cost of power. On August 3, 1995, the Chief Minister of Maharashtra stated that the government of Maharashtra had decided to suspend the first phase of the Project, the 695 megawatt facility, and "scrap" the second phase of the Project, a 1,320 megawatt facility, and indicated that orders to stop work would be issued. In September 1995, the Maharashtra state government announced its decision to resume discussions with Enron regarding the Project.

     On September 11, 1995, EPDC and Enron amended their original agreement entered into on March 31, 1995. The amended agreement provides EPDC with an option to participate in the Project under the original terms of the agreement, with the option expiring on May 1, 1996. Enron may sell the 20% interest to any third party provided that EPDC has not notified Enron in writing of its desire to exercise the option. In addition the amended agreement resulted in the return of EPDC's $20.5 million investment previously held in escrow.

Capital  Requirements and Financing  (Entergy Corporation,  AP&L,
GSU, LP&L, MP&L, NOPSI and System Energy)

      See Note 8 to Entergy Corporation's, AP&L's, GSU's, LP&L's, MP&L's and NOPSI's Form 10-K and Note 7 to System Energy's Form 10-K for information on the System operating companies' and System Energy's construction expenditures (excluding nuclear fuel) for the years 1995, 1996 and 1997, and long-term debt and preferred stock maturities and cash sinking fund requirements for the period 1995-1999.

Nuclear Insurance, Spent Nuclear Fuel, and Decommissioning Costs
(Entergy Corporation, AP&L, GSU, LP&L, MP&L, NOPSI and System
Energy)

      See Note 8 to Entergy Corporation's, AP&L's, GSU's, LP&L's, MP&L's and NOPSI's Form 10-K and Note 7 to System Energy's Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, the disposal of spent nuclear fuel, other high-level radioactive waste and decommissioning costs associated with ANO, River Bend, Waterford 3 and Grand Gulf 1.

     The staff of the SEC has questioned certain of the financial accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the FASB is reviewing the accounting for decommissioning. In June 1995, the FASB reaffirmed its tentative conclusions on measurement issues in accounting for the liability for the decommissioning of nuclear power plants. The FASB supports measurement of the liability based on discounted future cash flows. Those future cash flows should be determined by estimating current costs and adjusting for inflation, efficiencies that may be gained from experience with similar activities and consideration of reasonable future advances in technology. The FASB also concluded that changes in the decommissioning liability resulting from changes in assumptions should be recognized with a corresponding adjustment to the plant asset, and depreciation should be revised prospectively. In addition, the FASB concluded that the asset recognized as a result of recognizing the decommissioning liability should be presented with other plant costs on the financial statements because the cost of decommissioning the plant is recognized as part of the total cost of the plant asset. Subsequent to the FASB reaching the above tentative conclusions, the scope of the FASB's review was expanded to consider not only the accounting for decommissioning liabilities, but also liabilities related to the closure and removal of all long-lived assets.

      If current electric utility industry accounting practices with respect to nuclear decommissioning are changed, annual provisions for decommissioning could increase, the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation and trust fund income from decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

ANO Matters  (Entergy Corporation and AP&L)

     See Note 8 to Entergy Corporation's and AP&L's Form 10-K for information on leaks in certain steam generator tubes at ANO 2 that were discovered and repaired during an outage in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages including the most recent refueling outage in October 1995. Beginning in January 1995, ANO 2's output was reduced 15 megawatts or 1.6% due to secondary side fouling, tube plugging and reduction of primary temperature. During the October 1995 inspection, additional cracks in the tubes were discovered. The unit may be approaching the limit for the number of steam generator tubes that can be plugged with the unit in operation. If the currently established limit is reached, Entergy Operations could be required during future outages to insert sleeves in some of the steam generator tubes which were previously plugged. Entergy Operations is in the process of gathering information and assessing various options for the repair or the replacement of ANO 2's steam generators. Certain of these options could, in the future, require significant capital expenditures and result in additional outages. Entergy Operations periodically meets with the NRC to discuss the results of inspections of the generator tubes, as well as the timing of future inspections.

Environmental Issues

(AP&L)

      In May 1995, AP&L was named as a defendant in a suit by Reynolds Metals Company (Reynolds), seeking to recover a share of the costs associated with the clean-up of hazardous substances at a site south of Arkadelphia, Arkansas. Reynolds alleges that it has spent $11.2 million to clean-up the site, and that the site was contaminated in part with PCBs for which AP&L bears some responsibility. AP&L, voluntarily, at its expense, has already completed remediation at a nearby substation site and believes that it has no liability for contamination at the site that is subject to the Reynolds suit and is contesting the lawsuit. Regardless of the outcome, AP&L does not believe this matter would have a materially adverse effect on its financial condition or results of operations. See "Environmental Regulation" in Item 1 of Part I of Entergy Corporation's and AP&L's Form 10-K for information on PCB contamination at former Reynolds plant sites in Arkansas to which AP&L had supplied power.

(GSU)

   GSU has been designated as a potentially responsible party for the  clean-up of certain hazardous waste disposal sites.  GSU  is
currently   negotiating  with  the  EPA  and  state   authorities
regarding the clean-up of certain of these sites.

    Through September 30, 1995, $7.7 million has been expended on the clean-up. As of September 30, 1995, a remaining recorded liability of $22.1 million existed relating to the clean-up of the sites at which GSU has been designated a potentially responsible party. See Note 8 to GSU's Form 10-K for additional discussion of the sites where GSU has been designated as a potentially responsible party by the EPA, and related litigation.

(LP&L)

      During 1993, the Louisiana Department of Environmental Quality issued new rules for solid waste regulation, including regulation of waste water impoundments. LP&L has determined that certain of its power plant waste water impoundments were affected by these regulations and has chosen to upgrade or close them. As a result, a remaining recorded liability in the amount of $12.8 million existed at September 30, 1995, for waste water upgrades and closures to be completed by 1996. Cumulative expenditures relating to the upgrades and closures of waste water impoundments were $4.1 million as of September 30, 1995. See Note 8 to LP&L's Form 10-K for additional discussion of LP&L's waste water impoundment upgrades and closures.

Waterford 3 Lease Obligations  (LP&L)

      LP&L entered into three transactions for the sale and leaseback of undivided interests (aggregating approximately 9.3%) in Waterford 3. Upon the occurrence of certain events, LP&L may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from the lease transactions, and LP&L may be required to assume the outstanding bonds issued by the Owner Trustee to finance, in part, its acquisition of the undivided interests in Waterford 3. See Note 9 to LP&L's Form 10-K for further information.

Reimbursement Agreement  (System Energy)

       Under the provisions of a bank letter of credit reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the reimbursement agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the reimbursement agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the reimbursement agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the reimbursement agreement) of at least 1.60 times earnings. As a result of charges recorded in the fourth quarter of 1994 related to an agreement with FERC which settled a long-standing dispute involving income tax allocation procedures, System Energy has obtained the consent of certain banks to waive temporarily the fixed charge coverage covenant in the letters of credit reimbursement agreement until November 30, 1995. As of September 30, 1995, System Energy's equity approximated 33.66% of its adjusted capitalization, and its fixed charge coverage ratio was 1.24. System Energy expects that upon expiration of the waiver period, it will be in compliance with the fixed charge coverage covenant. See Note 7 to System Energy's Form 10-K for further information on the reimbursement agreement.


NOTE 2.  RATE AND REGULATORY MATTERS

River Bend  (Entergy Corporation and GSU)

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

      As discussed in Note 2 to Entergy Corporation's and GSU's Form 10-K, various appeals of the PUCT's order have been filed. GSU has filed an appeal with the Texas Supreme Court. The Texas Supreme Court has not yet accepted the appeal, and no date for oral argument has been set.

      As of September 30, 1995, the River Bend plant costs disallowed for retail ratemaking purposes in Texas, the River Bend plant costs held in abeyance, and the related operating and carrying cost deferrals totaled (net of taxes) approximately $13 million, $277 million (both net of depreciation), and $169 million, respectively. Allowed Deferrals were approximately $84 million, net of taxes and amortization, as of September 30, 1995. GSU estimates it has recorded approximately $177 million of revenues as of September 30, 1995, as a result of the originally ordered rate treatment by the PUCT of these deferred costs. If recovery of the Allowed Deferrals is not upheld, future revenues based upon those allowed deferrals could be lost, and no assurance can be given as to whether or not refunds to customers of revenue received based upon such deferred costs will be required.

      As discussed in Note 2 to Entergy Corporation's and GSU's Form 10-K, GSU has made no write-offs or reserves for the River Bend-related costs. Management believes, based on advice from Clark, Thomas & Winters, A Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the case will be remanded to the PUCT, and that the PUCT will be allowed to rule on the prudence of the abeyed River Bend plant costs. Management and legal counsel are unable to predict the amount, if any, of abeyed and previously disallowed River Bend plant costs that ultimately may be disallowed by the PUCT. As of September 30, 1995, a net of tax write-off of up to $290 million could be required based on an ultimate adverse ruling by the PUCT on the abeyed and disallowed plant costs.

      The following factors support management's position that a loss contingency requiring accrual has not occurred, and that all or substantially all of the abeyed plant costs will ultimately be recovered:

     1. The $1.4 billion of abeyed River Bend plant costs have never been ruled imprudent and disallowed by the PUCT;
     2. Analysis by Sandlin Associates, management consultants with expertise in the cost of nuclear power plants, which supports the prudence of substantially all of the abeyed construction costs;
     3. Historical inclusion by the PUCT of prudent construction costs in rate base; and
     4. The analysis of GSU's legal counsel, which has considerable experience in Texas rate case litigation.

      Additionally, management believes, based on advice from Clark, Thomas & Winters, A Professional Corporation, legal counsel of record in the Rate Appeal, that it is reasonably possible that the Allowed Deferrals will continue to be recovered in rates, and that it is reasonably possible that the deferred costs related to the $1.4 billion of abeyed River Bend plant costs will be recovered in rates to the extent that the $1.4 billion of abeyed River Bend plant is recovered. However, a net of tax write-off of the $169 million of deferred costs related to the $1.4 billion of abeyed River Bend plant costs would be required if they are not allowed to be recovered in rates.

      The adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121) will become effective January 1, 1996. SFAS 121 changes the standard for continued recognition of regulatory assets, and as a result GSU will be required to write-off the $169 million of rate deferrals discussed above, unless there are favorable regulatory or court actions related to the recovery of these costs prior to adoption. The standard also describes circumstances which may result in assets being impaired and provides criteria for recognition and measurement of asset impairment. See Note 7 for further information regarding SFAS 121.

Filings with the PUCT and Texas Cities  (Entergy Corporation  and
GSU)

       On March 20,1995, in connection with the PUCT's investigation of the reasonableness of GSU's rates, the PUCT ordered a $72.9 million annual base rate reduction for the period March 31, 1994 through September 1, 1994, decreasing to an annual base rate reduction of $52.9 million after September 1, 1994. In accordance with the Merger agreement, the rate reduction was applied retroactively to March 31, 1994.
`
      On May 26, 1995, the PUCT amended its previously issued March 20, 1995 rate order, reducing the $52.9 million annual base rate reduction to an annual level of $36.5 million. The PUCT's action was based, in part, upon a recent Texas Supreme Court decision not to require a utility to use the prospective tax benefits generated by disallowed expenses to reduce rates. The PUCT's May 26, 1995 amended order no longer required GSU to pass such prospective tax benefits on to its customers. The rate refund, retroactive to March 31, 1994, was approximately $61.8 million (including interest) and was refunded to customers in September, October and November 1995. The rate refund was previously reserved, and therefore had no impact to income in the current quarter. GSU and other parties have appealed the PUCT order, but no assurance can be given as to the timing or outcome of the appeal.

Filings with the LPSC

(Entergy Corporation and GSU)

      In May 1994, GSU made a required earnings analysis filing with the LPSC for the test year preceeding the Merger (1993). On December 14, 1994, the LPSC ordered a $12.7 million annual rate reduction for GSU effective January 1995. GSU received a preliminary injunction from the District Court regarding $8.3 million of the reduction. On January 1, 1995, GSU reduced rates by $4.4 million. GSU filed an appeal of the entire $12.7 million rate reduction with the District Court, which denied the appeal in July 1995. GSU has appealed the order to the Louisiana
Supreme Court. The preliminary injunction relating to $8.3 million of the reduction will remain in effect during the appeal.

      On May 31, 1995, GSU filed its first required post-Merger earnings analysis with the LPSC. Hearings on this review are scheduled to begin in mid-December 1995 and a decision is expected in early 1996.

(Entergy Corporation and LP&L)

     See Note 2 to Entergy Corporation's and LP&L's Form 10-K for a discussion of LP&L's performance-based formula rate plan filed with the LPSC. On June 2, 1995, as a result of the LPSC's earnings review of LP&L's performance-based formula rate plan, a $49.4 million reduction in base rates was ordered. This included $10.5 million of rate reductions previously made through the fuel adjustment clause. The net effect of the LPSC order was to reduce rates by $38.9 million. The LPSC approved LP&L's proposed formula rate plan with the following modifications. An earnings band is to be established with a range from 10.4% to 12% for return on equity. If LP&L's earnings fall within the bandwidth, no adjustment in rates occurs. If LP&L's earnings are above a 12% return on equity, a 60/40 sharing with customers occurs and customers receive 60% of earnings in excess of the 12% through prospective rate reductions. Alternatively, if LP&L's earnings are below a 10.4% return on equity, customers pay 60% of the difference between the realized return on equity and a 10.4% return on equity through prospective rate increases. The LPSC also reduced LP&L's authorized rate of return from 12.76% to 11.2%. The LPSC rate order is retroactive to April 27, 1995.

      On June 9, 1995, LP&L appealed the $49.4 million rate reduction. On the same date, LP&L also filed a petition for injunctive relief from implementation of $14.7 million of the $49.4 million rate reduction. The $14.7 million portion of the rate reduction represents revenue made available to LP&L through a previous LPSC order, which in turn allowed LP&L to provide reduced rates to three industrial customers. Subsequently, a request for a $14.7 million rate increase was filed by LP&L. On July 13, 1995, LP&L was granted a preliminary injunction by the District Court on $14.7 million of the rate reduction pending a final LPSC order. No assurance can be given as to the timing or outcome of the appeal or the requested rate increase. The rate refund, retroactive to April 28, 1995, was approximately $8.2 million and was refunded to customers in the months of September and October 1995. The rate refund was previously reserved, and therefore represents no impact to income in the current quarter.

Proposed Rate Increase

(System Energy)

      System Energy filed an application on May 12, 1995, with FERC for a $65.5 million rate increase. The request seeks changes to the System Energy rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation accrual rate and rate of return on common equity. System Energy requested that the proposed rate increase become effective subject to refund within 60 days after the filing date, but the effective date was suspended until December 1995. Hearings on System Energy's request are scheduled to begin in January 1996.

(MP&L)

      MP&L's allocation of the proposed System Energy wholesale rate increase is $21.6 million. In July 1995, MP&L filed a schedule with the MPSC which will defer the ultimate amount of the System Energy rate increase. The deferral plan, which was approved by the MPSC in September 1995, will begin in December 1995, the effective date of the System Energy rate increase, and will end after the issuance of a Final Order by the FERC.

February  1994  Ice  Storm/Rate Rider  (Entergy  Corporation  and
MP&L)

      As discussed in Note 2 to Entergy Corporation's and MP&L's Form 10-K the MPSC approved a stipulation in September 1994, with respect to the recovery of ice storm costs recorded through April 30, 1994. Under the stipulation, MP&L implemented an ice storm rate rider, which increased rates approximately $8 million for a period of five years beginning on September 29, 1994. This stipulation also stated that at the end of the five-year period, the revenue requirement associated with the undepreciated ice storm capitalized costs will be included in MP&L's base rates to the extent that this revenue requirement does not result in MP&L's rate of return on rate base being above the benchmark rate of return under MP&L's formula rate plan.

      In September 1995, the MPSC approved a second joint stipulation which allows for a -$2.5 million rate increase for a period of four years beginning September 28, 1995, to recover costs related to the ice storm that were recorded after April 30, 1994. The stipulation also allows for undepreciated ice storm capital costs recorded after April 30, 1994 to be treated as described above.

LPSC Fuel Cost Review  (Entergy Corporation and GSU)

     See Note 2 to Entergy Corporation's and GSU's Form 10-K, for a discussion of the LPSC's review of GSU's fuel costs for the period October 1988 through September 1991 and GSU's subsequent appeal of $13.9 million of fuel costs disallowed by the LPSC.

      The LPSC is currently conducting the second phase of its review of GSU's fuel costs for the period October 1991 through December 1994. On June 30, 1995, the LPSC consultants filed testimony recommending a disallowance of $38.7 million of fuel costs. Hearings are scheduled to begin in December 1995. No assurance can be given as to the timing or the outcome of the review.


NOTE 3.  COMMON STOCK (Entergy Corporation)

      Entergy Corporation from time to time may make purchases of its outstanding common stock depending upon market conditions and authorization by the Entergy Corporation Board of Directors. During the first nine months of 1995, no shares of common stock were repurchased.

      During the first nine months of 1995, Entergy Corporation issued 347,590 shares of its previously repurchased common stock, reducing the amount held as treasury stock by $10.3 million. Entergy Corporation issued these shares to meet the requirements of its various stock plans.


NOTE 4.  LONG-TERM DEBT

(MP&L)

      On  October 15, 1995, MP&L retired $15 million of its 5.95%
Series G&R Bonds upon maturity.

(System Energy)

     On October 1, 1995 System Energy retired $105 million of its
6.12% Series First Mortgage Bonds upon maturity.  On October  11,
1995,  System  Energy  issued $30 million  of  its  7.38%  Series
Debentures due 2000.


NOTE 5.  RETAINED EARNINGS (Entergy Corporation)

       On  October  27,  1995,  Entergy  Corporation's  Board  of
Directors declared a common stock dividend of 45 cents per share payable on December 1, 1995.


NOTE  6.   RESTRUCTURING COSTS  (Entergy Corporation, AP&L,  GSU,
LP&L, MP&L, NOPSI and Entergy Services)

     The restructuring programs announced by Entergy in the third quarter of 1994 included anticipated reductions in the number of employees and the consolidation of offices and facilities. Actual restructuring charges associated with these programs recorded in 1994 and the first nine months of 1995 are shown below by company along with the actual termination benefits paid under the program.


                      Restructuring                            Restructuring
                        Liability     Additional                 Liability
     Company           December 31,    Accruals    Payments    September 30,
                           1994                                    1995
                                          (In Millions)

   AP&L                  $ 12.2          $ 9.0      $(16.1)     $    5.1
   GSU                      6.5            7.2       (11.7)          2.0
   LP&L                     6.8            5.0       (10.1)          1.7
   MP&L                     6.2            1.1        (5.9)          1.4
   NOPSI                    3.4             -         (2.2)          1.2
   Entergy Services          -             6.0        (3.2)          2.8
                         ------          -----      ------      --------
   Total                 $ 35.1          $28.3      $(49.2)     $   14.2
                         ======          =====      ======      ========

      The restructuring charges shown above primarily included employee severance costs related to the expected termination of approximately 2,706 employees. As of September 30, 1995, 1,807 employees have either been terminated or accepted voluntary separation packages under the restructuring plan.

      Additionally, the System recorded $24.3 million in 1994 (of which $23.8 million was recorded by GSU) for remaining severance and augmented retirement benefits related to the Merger. Actual termination benefits paid under the program during the first nine months of 1995 amounted to $18.5 million. During that same period, adjustments to the allocation of the total liability were made among the System companies. At September 30, 1995, the total remaining System liability for expected future Merger-related outlays was $5.9 million, comprised principally of GSU's and Entergy Services' liabilities of $4.3 million and $1.2 million, respectively.


NOTE 7.  ACCOUNTING ISSUES

    New Accounting Standard - In March 1995, the FASB issued SFAS 121, effective January 1, 1996. This standard describes circumstances which may result in assets (including goodwill such as the Merger acquisition adjustment, see Note 1 to Entergy Corporation's Form 10-K) being impaired. The standard also provides criteria for recognition and measurement of asset impairment. Note 2 describes regulatory assets of $169 million (net of tax) related to Texas retail deferred River Bend operating and carrying costs. Management believes these deferred costs will be required to be written off under the provisions of SFAS 121 unless there are favorable regulatory or court actions related to these costs prior to the adoption of the new standard by Entergy.

      Certain other assets and operations of Entergy totaling approximately $1.7 billion (pre-tax) are most potentially affected by the requirements of SFAS 121. Those assets include AP&L's and LP&L's retained shares of Grand Gulf 1, Entergy Power's investments in the Independence and Ritchie power plants, GSU's Louisiana deregulated asset plan and Texas jurisdiction abeyed portion of the River Bend plant, in addition to the FERC jurisdiction and steam department operations of GSU. As discussed in the Form 10-K, GSU has previously discontinued the application of SFAS 71 for the Louisiana deregulated asset plan, and operations under the FERC jurisdiction and the steam department.

    Entergy will periodically review these assets and operations in order to determine if the carrying value of such assets will be recovered. In most cases this determination will be based on the net cash flows expected to result from such operations and assets. Projected net cash flows will depend on the future operating costs associated with the assets, the efficiency and availability of the assets/generating units and the future market/price for energy over the remaining life of the assets.
           __________________________________________

      In the opinion of Entergy Corporation, AP&L, GSU, LP&L, MP&L, NOPSI and System Energy, the accompanying unaudited condensed financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassifying previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. However, the business of AP&L, GSU, LP&L, MP&L and NOPSI is subject to seasonal fluctuations, with the peak period occurring during the summer months. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

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

         MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 LIQUIDITY AND CAPITAL RESOURCES

Entergy, AP&L, GSU, LP&L, MP&L, NOPSI and System Energy

      Net cash flow from operations for Entergy Corporation, the System operating companies and System Energy for the nine months ended September 30, 1995 and 1994, was as follows (in millions):

                                Nine Months     Nine Months
          Company              Ended 9/30/95   Ended 9/30/94

          Entergy Corporation    $1,069.4        $1,120.6
          AP&L                   $  282.1        $  256.8
          GSU                    $  344.3        $  278.3
          LP&L                   $  308.2        $  304.5
          MP&L                   $  139.4        $  154.4
          NOPSI                  $   70.7        $   61.0
          System Energy          $   51.2        $  206.9

      For the nine months ended September 30, 1995, AP&L's net cash flow from operations increased because of reduced billings from System Energy resulting from a FERC audit settlement in 1994. Partially offsetting this increase in AP&L's net cash flow was a higher fuel inventory level in 1995 due to the depletion of coal inventory in 1994 when spring flooding disrupted the normal coal delivery schedule. GSU's net cash flow from operations increased for the nine months ended September 30, 1995, due primarily to lower operation and maintenance expenses and higher deferred income taxes. This increase was partially offset by a portion of the Texas retail rate refund made in September 1995, representing $53 million, and a smaller reduction in rate deferrals in 1995 as compared to 1994. MP&L's cash flow from operations decreased for the nine months ended September 30, 1995, as the result of increased accounts receivable balances due to increased sales from warmer weather. In addition, MP&L's share of the System Energy FERC audit settlement was refunded to customers in August 1995, decreasing cash provided by operating activities. System Energy's net cash flow from operations decreased for the nine months ended September 30, 1995, due primarily to refunds to associated companies resulting from a FERC audit settlement in 1994.

      In the first nine months of 1995, as in recent years, cash from operations, supplemented by cash on hand, was sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends and debt/preferred stock maturities. Entergy's ability to fund most of its capital requirements with cash from operations results from continued efforts to streamline operations and to reduce costs, as well as from collections under rate phase-in plans that exceed current cash requirements for the related costs. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs so that there is no effect on net income.) The System operating companies and System Energy have the ability, subject to regulatory approval, to meet capital requirements through future debt or preferred stock issuances, as discussed below. Also, to the extent current market interest and dividend rates allow, the System operating companies and System Energy may continue to refinance high-cost debt and preferred stock prior to maturity.

       Entergy Corporation will consider investing up to approximately $150 million per year for the next several years in nonregulated business opportunities. See Part II for additional discussion of Entergy Corporation's current and future investments in nonregulated businesses.

      Certain agreements and restrictions limit the amount of mortgage bonds and preferred stock that can be issued by each of the System operating companies and System Energy. Based on the most restrictive applicable tests as of September 30, 1995, and assumed annual interest or dividend rates of 8.25% for bonds and 8.50% for preferred stock, each of the System operating companies and System Energy could have issued mortgage bonds or preferred stock in the following amounts (in millions):

           Company       Mortgage Bonds   Preferred Stock

           AP&L              $292             $  763
           GSU               $318             $    -
           LP&L              $ 80             $1,100
           MP&L              $238             $  253
           NOPSI             $ 55             $   50
           System Energy     $ 52               (a)

(a) System Energy's charter does not provide for the issuance of preferred stock.

       In addition, the System operating companies and System Energy have the ability, subject to certain conditions, to issue bonds against retired bonds, in some cases without meeting an earnings coverage test. In addition to issuable mortgage bonds determined by the above restrictive tests, GSU has the ability to issue up to approximately $578 million of first mortgage bonds against previously retired bonds. AP&L may also issue preferred stock to refund outstanding preferred stock without meeting an earnings coverage test. GSU has no earnings coverage limitations on the issuance of preference stock. See Notes 5 and 6 to Entergy Corporation's, AP&L's, GSU's, LP&L's, MP&L's and NOPSI's Form 10-K and Note 5 to System Energy's Form 10-K for long-term debt and preferred stock issuances and retirements.

      The System operating companies and System Energy have SEC authorization to effect short-term borrowings. See Note 4 to Entergy Corporation's, AP&L's, GSU's, LP&L's, MP&L's, NOPSI's and System Energy's Form 10-K for information on the System operating companies', System Energy's and Entergy Services' short-term borrowing authorizations and bank lines of credit. At September 30, 1995, Entergy Operations, Entergy Services and System Fuels had outstanding short-term borrowings from the Money Pool as follows (in millions):

                 Company               Money Pool

                 Entergy Operations      $ 9.3
                 Entergy Services        $56.7
                 System Fuels            $21.6

       On July 27, 1995, Entergy Corporation received SEC authorization for a $300 million bank credit facility. In October 1995, a credit agreement was signed with a group of banks to provide up to $300 million in loans to Entergy Corporation. Proceeds from this bank credit facility are expected to be used for common stock repurchases, investments in nonregulated and nonutility businesses and other general corporate activities.

      Entergy Corporation's current primary capital requirements are to invest periodically in, or make loans to, its subsidiaries. Entergy Corporation expects to meet these requirements in 1995 - 1997 with internally generated funds and cash on hand. Entergy Corporation paid dividends which aggregated $306 million on its common stock in the first nine months of 1995. Declarations of dividends on common stock are made at the discretion of the Board. It is anticipated that management will not recommend future dividend increases to the Board unless such increases are justified by sustained earnings growth of Entergy Corporation and its subsidiaries. Entergy Corporation receives funds through dividend payments from its subsidiaries. Such dividend payments totaled $337 million for the first nine months of 1995. See Note 7 to Entergy Corporation's Form 10-K for information on dividend restrictions. GSU did not make common stock dividend payments to Entergy Corporation in the first nine months of 1995.

      Recent rate reductions, as discussed in Note 2, as well as any future rate reductions, increase the need for Entergy to continue to reduce costs in order to meet the increasing competition in the utility industry as well as develop additional sources of income.

Entergy Corporation and GSU

      See Notes 1 and 2 regarding litigation with Cajun and River Bend rate appeals. Adverse rulings in the River Bend rate appeal could result in approximately $459 million of potential write-offs (net of tax) and $177 million in refunds of previously collected revenue. Such write-offs and charges as well as the application of SFAS 121 (see Note 7) could result in substantial net losses being reported by Entergy Corporation and GSU in 1995 and subsequent periods, with resulting adverse adjustments to common equity of Entergy Corporation and GSU. Also, adverse resolution of these matters could adversely affect GSU's ability to obtain financing, which could in turn affect GSU's liquidity, and GSU's ability to pay dividends.

Entergy Corporation and System Energy

      Under the Capital Funds Agreement, Entergy Corporation has agreed to supply to System Energy sufficient capital to maintain System Energy's equity capital at an amount equal to a minimum of 35% of its total capitalization (excluding short-term debt), to permit the continuation of commercial operation of Grand Gulf 1 and to pay in full all indebtedness for borrowed money of System Energy when due under any circumstances. In addition, under supplements to the Capital Funds Agreement assigning System Energy's rights as security for specific debt of System Energy,
Entergy Corporation has agreed to make cash capital contributions, if required, to enable System Energy to make payments on such debt when due. The Capital Funds Agreement can be terminated by the parties to the agreement, subject to the receipt of consents of certain creditors.


                      RESULTS OF OPERATIONS

ENTERGY

Net Income

      Consolidated net income increased for the three and nine months ended September 30, 1995 due primarily to a decrease in other operation and maintenance expense, increased weather related sales, and decreased interest expense, partially offset by the ongoing effect of 1994 and 1995 rate reductions.

      Significant factors affecting the results of operations and causing variances between the three months and nine months ended
September 30, 1995 and 1994 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

     Detailed below are Entergy's electric revenues by source and KWH sales for the three months and nine months ended September
30, 1995 and 1994.


                                      Three Months Ended  Increase/
            Description               1995       1994     (Decrease)     %
                                              (In Millions)
Electric Operating Revenues:
  Residential                         $ 793.7    $ 726.3     $ 67.4      9
  Commercial                            451.4      435.8       15.6      4
  Industrial                            504.3      488.6       15.7      3
  Governmental                           42.7       42.7        0.0      0
                                    ---------  ---------    -------
    Total retail                      1,792.1    1,693.4       98.7      6
  Sales for resale                      122.0       89.8       32.2     36
  Other                                  (3.8)      (6.2)       2.4    (39)
                                    ---------  ---------    -------
    Total                           $ 1,910.3  $ 1,777.0    $ 133.3      8
                                    =========  =========    =======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                           9,923      8,848      1,075     12
  Commercial                            6,310      5,916        394      7
  Industrial                           11,257     10,675        582      5
  Governmental                            644        609         35      6
                                    ---------  ---------    -------
    Total retail                       28,134     26,048      2,086      8
  Sales for resale                      3,945      2,503      1,442     58
                                    ---------  ---------    -------
    Total                              32,079     28,551      3,528     12
                                    =========  =========    =======

                                      Nine Months Ended    Increase/
            Description               1995       1994     (Decrease)     %
                                              (In Millions)
Electric Operating Revenues:
  Residential                       $ 1,715.2  $ 1,691.3     $ 23.9      1
  Commercial                          1,133.4    1,147.2      (13.8)    (1)
  Industrial                          1,351.3    1,386.2      (34.9)    (3)
  Governmental                          115.4      122.3       (6.9)    (6)
                                    ---------  ---------     ------
    Total retail                      4,315.3    4,347.0      (31.7)    (1)
  Sales for resale                      279.2      235.5       43.7     19
  Other                                 149.7       86.4       63.3     73
                                    ---------  ---------     ------
    Total                           $ 4,744.2  $ 4,668.9     $ 75.3      2
                                    =========  =========     ======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                          21,830     20,716      1,114      5
  Commercial                           15,741     15,135        606      4
  Industrial                           31,617     30,481      1,136      4
  Governmental                          1,747      1,688         59      3
                                    ---------  ---------     ------
    Total retail                       70,935     68,020      2,915      4
  Sales for resale                      8,228      6,274      1,954     31
                                    ---------  ---------     ------
    Total                              79,163     74,294      4,869      7
                                    =========  =========     ======

      Electric operating revenues increased in the three months ended September 30, 1995 as a result of an increase in retail sales and sales for resale, partially offset by rate reductions at GSU, LP&L and NOPSI . Warmer weather and non-weather related volume growth, contributed equally to the increase in retail electric operating revenues. The increase in sales for resale was primarily from increased energy sales outside of Entergy's service area.

      Electric operating revenues increased for the nine months ended September 30, 1995 due primarily to increased retail sales, increased wholesale revenues from outside Entergy's service area and increased other revenue, partially offset by rate reductions at GSU, LP&L and NOPSI and lower fuel adjustment revenues. Approximately 72 percent of the sales volume/weather increase in electric operating revenue resulted from increased customers and associated usage, while the remainder resulted from warmer weather. Other revenues increased for the nine months ended September 30, 1995 due primarily to an increase in unbilled revenues attributable to warmer weather in the current period and an increase in MP&L's Grand Gulf over/under recovery. For the nine months ended September 30, 1995, MP&L undercollected its share of Grand Gulf 1 related costs due to decreased revenues from its Grand Gulf 1 rate rider. For the same period last year MP&L was in an overcollected position. The increased undercollected position in the current year has resulted in MP&L recording additional other revenue for these undercollected Grand Gulf 1 costs. The Grand Gulf 1 over/under collection has no effect on net income.

      The changes in electric operating revenue for the three months and nine months ended September 30, 1995 are as follows:

                                Three Months Ended     Nine Months Ended
      Description               Increase/(Decrease)   Increase/(Decrease)
                                           (In Millions)
  Change in base rates                $(34.9)              $(55.6)
  Rate riders                            5.0                 (0.6)
  Fuel cost recovery                    42.4                (57.0)
  Sales volume/weather                  91.9                118.0
  Other revenue (including unbilled)    (4.5)                25.5
  Sales for resale                      33.4                 45.0
                                      ------                -----
  Total                               $133.3                $75.3
                                      ======                =====

      Gas operating revenues decreased for the three and nine months ended September 30, 1995 because of milder than normal winter weather, decreased fuel adjustment revenues and gas rate reductions agreed to in the 1994 NOPSI Settlement.

Expenses

      Operating expenses increased for the three months ended September 30, 1995 due primarily to increased purchased power expenses resulting from changes in generation availability and requirements among the System operating companies, increased income taxes due primarily to higher pre-tax book income, and increased amortization of rate deferrals attributable to the collection of more Grand Gulf 1 related costs from customers in 1995 as compared to 1994. Other operation and maintenance expenses decreased due primarily to charges made in September 1994 for Merger-related costs, restructuring costs, increased storm damage costs and increased environmental reserves.

      Operating expenses decreased for the nine months ended September 30, 1995 as the result of decreased operating and maintenance expenses partially offset by increased nuclear refueling outage expense due to a Grand Gulf 1 refueling outage at System Energy. Income taxes also increased because of higher pretax income, a decrease in tax depreciation at Waterford 3 and River Bend and decreased amortization of investment tax credits related to the 1994 FERC Settlement. Other operation and maintenance expenses decreased due primarily to charges made in September 1994 for Merger-related costs, restructuring costs, increased storm damage costs and increased environmental reserves.

      Interest charges decreased for the three months and nine months ended September 30, 1995 due primarily to the retirement and refinancing of higher costing long-term debt.


AP&L

Net Income

     Net income increased in the three months ended September 30, 1995 due primarily to an increase in revenues from retail energy sales and a decrease in other operation and maintenance expenses partially offset by an increase in income tax expense and the amortization of rate deferrals.

      Net income increased in the first nine months of 1995 due primarily to higher revenues from retail energy sales partially offset by an increase in depreciation, amortization, and decommissioning expense and an increase in income tax expense.

      Significant factors affecting the results of operations and causing variances between the three months and nine months ended
September 30, 1995 and 1994 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      Detailed below are AP&L's operating revenues by source and KWH sales for the three months and nine months ended September
30, 1995 and 1994.

                                      Three Months Ended   Increase/
            Description                1995       1994     (Decrease)      %
                                               (In Millions)
Electric Operating Revenues:
  Residential                         $ 200.1    $ 170.5     $ 29.6       17
  Commercial                            103.3       95.2        8.1        9
  Industrial                            111.4      100.5       10.9       11
  Governmental                            5.1        4.7        0.4        9
                                      -------    -------     ------
    Total retail                        419.9      370.9       49.0       13
  Sales for resale
    Associated companies                 52.1       50.8        1.3        3
    Non-associated companies             60.8       49.2       11.6       24
  Other                                  (2.4)      (0.1)      (2.3)       *
                                      -------    -------     ------
    Total                             $ 530.4    $ 470.8     $ 59.6       13
                                      =======    =======     ======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                           2,092      1,802        290       16
  Commercial                            1,359      1,259        100        8
  Industrial                            1,752      1,561        191       12
  Governmental                             70         63          7       11
                                      -------    -------     ------
    Total retail                        5,273      4,685        588       13
  Sales for resale
    Associated companies                2,484      2,379        105        4
    Non-associated companies            1,661      1,324        337       25
                                      -------    -------     ------
    Total                               9,418      8,388      1,030       12
                                      =======    =======     ======

                                      Nine Months Ended    Increase/
            Description                1995       1994     (Decrease)      %
                                               (In Millions)
Electric Operating Revenues:
  Residential                         $ 433.3    $ 402.1     $ 31.2        8
  Commercial                            245.5      236.3        9.2        4
  Industrial                            273.9      253.9       20.0        8
  Governmental                           13.1       12.9        0.2        2
                                    ---------  ---------     ------
    Total retail                        965.8      905.2       60.6        7
  Sales for resale
    Associated companies                132.4      178.1      (45.7)     (26)
    Non-associated companies            139.9      135.6        4.3        3
  Other                                  44.1       37.9        6.2       16
                                    ---------  ---------     ------
    Total                           $ 1,282.2  $ 1,256.8     $ 25.4        2
                                    =========  =========     ======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                           4,668      4,381        287        7
  Commercial                            3,282      3,177        105        3
  Industrial                            4,706      4,392        314        7
  Governmental                            189        178         11        6
                                    ---------  ---------     ------
    Total retail                       12,845     12,128        717        6
  Sales for resale
    Associated companies                6,239      8,617     (2,378)     (28)
    Non-associated companies            3,830      3,601        229        6
                                    ---------  ---------     ------
    Total                              22,914     24,346     (1,432)      (6)
                                    =========  =========     ======
* - Greater than 200%.

      Electric operating revenues increased for the three months ended September 30, 1995 as the result of an increase in retail energy sales and fuel adjustment revenues. Approximately 58 percent of the sales volume/weather increase in electric operating revenue resulted from warmer weather in the third quarter of 1995.

      Electric operating revenues increased for the nine months ended September 30, 1995 due primarily to increased retail energy sales and fuel adjustment revenues partially offset by a decrease in sales for resale to associated companies. Approximately 70 percent of the sales volume/weather increase in electric operating revenue resulted from increased customers and associated  usage,  while  the  remainder  resulted  from  warmer weather. The decrease in sales for resale to associated companies is caused by changes in generation availability and requirements among the System operating companies.

      The changes in electric operating revenue for the three months and nine months ended September 30, 1995 are as follows:

                                   Three Months Ended   Nine Months Ended
        Description               Increase/(Decrease) Increase/(Decrease)
                                               (In Millions)
  Change in base rates                   $(5.2)            $(0.9)
  Rate riders                              9.6              13.0
  Fuel cost recovery                      15.3              26.2
  Sales volume/weather                    28.7              32.4
  Other revenue (including unbilled)      (4.3)             (5.2)
  Sales for resale                        15.5             (40.1)
                                         -----             -----
  Total                                  $59.6             $25.4
                                         =====             =====

Expenses

      Operating expenses increased in the three months ended September 30, 1995 due primarily to an increase in fuel and purchased power expenses, income tax expense, and the amortization of rate deferrals partially offset by a decrease in other operation and maintenance expense. The increase in fuel and purchased power expenses is largely due to a 12% increase in total sales volume. Fuel and purchased power expenses also increased as the result of replacement power purchased during the ANO 2 outage which began in mid September 1995 and is scheduled to end in November 1995. Income tax expense increased because of higher pretax income. The amortization of rate deferrals increased primarily due to the over-recovery of Grand Gulf 1 charges from customers. The decrease in other operation and maintenance expense is largely due to restructuring costs recorded in 1994.

      Operating expenses decreased for the first nine months of 1995 because of lower fuel and fuel-related expenses offset by an increase in depreciation, decommissioning and amortization expense and income tax expense. Fuel expenses decreased as the result of a decrease in total sales volume of 6%. Depreciation, amortization, and decommissioning expenses increased primarily due to additions and upgrades at ANO and to additions to transmission lines, substations and other equipment. Also, decommissioning expense increased due to the implementation of the decommissioning rate rider which resulted from the decommissioning study performed in 1994. Income tax expense increased primarily due to the write-off in 1994 of investment tax credits in accordance with the FERC Settlement as well as an increase in income taxes due to higher pretax income.


GSU

Net Income

      Net income increased for the three months and nine months ended September 30, 1995 primarily due to a decrease in other operation and maintenance expenses and an increase in miscellaneous income, partially offset by an increase in income taxes and taxes other than income taxes.

      Significant factors affecting the results of operations and causing variances between the three months and nine months ended
September 30, 1995 and 1994 are discussed under "Revenues and Sales" and "Expenses" below.

Revenue and Sales

      Detailed below are GSU's operating revenues by source and KWH sales for the three months and nine months ended September
30, 1995 and 1994:


                                   Three Months Ended  Increase/
           Description              1995      1994     (Decrease)    %
                                          (In Millions)
Electric Department Operating
Revenues:
  Residential                      $ 198.6   $ 192.2      $ 6.4      3
  Commercial                         120.3     115.6        4.7      4
  Industrial                         167.3     162.8        4.5      3
  Governmental                         5.9       6.4       (0.5)    (8)
                                   -------   -------      -----
    Total retail                     492.1     477.0       15.1      3
  Sales for resale
    Associated companies              11.1      19.9       (8.8)   (44)
    Non-associated companies          21.7      16.4        5.3     32
  Other                                0.1      16.9      (16.8)   (99)
                                   -------   -------      -----
    Total Electric Department      $ 525.0   $ 530.2      ($5.2)    (1)
                                   =======   =======      =====

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                        2,697     2,502        195      8
  Commercial                         1,831     1,743         88      5
  Industrial                         4,153     3,851        302      8
  Governmental                          80        77          3      4
                                    ------    ------       ----
    Total retail                     8,761     8,173        588      7
  Sales for resale
    Associated companies               534     1,109       (575)   (52)
    Non-associated companies           722       231        491      *
                                    ------    ------       ----
    Total Electric Department       10,017     9,513        504      5
  Steam Department                     459       426         33      8
                                    ------    ------       ----
    Total                           10,476     9,939        537      5
                                    ======    ======       ====

                                    Nine Months Ended  Increase/
           Description              1995      1994     (Decrease)    %
                                           (In Millions)
Electric Department Operating
Revenues:
  Residential                      $ 447.7   $ 448.7     $(1.0)      -
  Commercial                         311.9     312.7      (0.8)      -
  Industrial                         454.8     475.7     (20.9)    (4)
  Governmental                        18.3      19.1      (0.8)    (4)
                                  --------  --------     -----
    Total retail                   1,232.7   1,256.2     (23.5)    (2)
  Sales for resale
    Associated companies              43.9      33.9      10.0     29
    Non-associated companies          52.3      41.2      11.1     27
  Other                               37.2      40.0      (2.8)    (7)
                                  --------  --------     -----
    Total Electric Department     $1,366.1  $1,371.3     ($5.2)     -
                                  ========  ========     =====

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                        6,012     5,775        237      4
  Commercial                         4,680     4,512        168      4
  Industrial                        11,500    11,237        263      2
  Governmental                         231       225          6      3
                                    ------    ------      -----
    Total retail                    22,423    21,749        674      3
  Sales for resale
    Associated companies             2,092     2,096         (4)     -
    Non-associated companies         1,744       494      1,250      *
                                    ------    ------      -----
    Total Electric Department       26,259    24,339      1,920      8
  Steam Department                   1,308     1,257         51      4
                                    ------    ------      -----
    Total                           27,567    25,596      1,971      8
                                    ======    ======      =====

* - Greater than 200%.

      Electric operating revenues remained relatively unchanged for the three months ended September 30, 1995. An increase in sales volume was partially offset by a decrease in base rates and lower sales for resale. Approximately 66 percent and 34 percent of the sales volume/weather increase in electric operating revenue resulted from increased customers and associated usage and warmer summer weather, respectively. Base rates decreased as a result of rate reductions in effect for Texas and Louisiana.

      Electric operating revenues remained relatively unchanged for the first nine months of 1995 primarily due to lower fuel revenues and a decrease in base rates which were offset by higher sales for resale and an increase in sales volume. Base rates decreased as a result of rate reductions in effect for Texas and Louisiana. Sales for resale increased as a result of changes in generation availability and requirements among the System operating companies. Sales volume increased due to favorable weather and an increase in usage by all customer classes. Approximately 75 percent of the sales volume/weather increase in electric operating revenue resulted from increased customers and associated usage.

      Gas operating revenues decreased for the three months and nine months ended September 30, 1995 primarily due to a decrease in residential sales. This decrease was the result of a milder winter than in 1994.

      The changes in electric operating revenue for the three months and nine months ended September 30, 1995 are as follows:

                                   Three Months Ended   Nine Months Ended
        Description                Increase/(Decrease)  Increase/(Decrease)
                                             (In Millions)
  Change in base rates                   $(11.8)          $(18.4)
  Fuel cost recovery                        5.7            (33.2)
  Sales volume/weather                     21.9             28.0
  Other revenue (including unbilled)      (17.5)            (2.7)
  Sales for resale                         (3.5)            21.1
                                          -----            -----
  Total                                   $(5.2)           $(5.2)
                                          =====            =====

Expenses

      Operating expenses decreased for the three months and nine months ended September 30, 1995 as the result of lower operation and maintenance expenses, partially offset by higher income taxes and taxes other than income taxes. Other operation and maintenance expenses decreased primarily due to charges made in September 1994 for Merger-related costs, restructuring costs and certain pre-acquisition contingencies including unfunded Cajun-River Bend costs and environmental clean-up costs. Taxes other than income taxes increased in 1995 because of a refund of franchise taxes in 1994. Income taxes increased primarily due to higher pre-tax income in 1995 and a decrease in tax depreciation associated with River Bend. Additionally, purchased power expenses decreased for the nine months ending September 30, 1995 due to the availability of less expensive gas fuel for use in electric generation as well as changes in the generation requirements among the System operating companies.

Other

     Miscellaneous income - net increased in the three months and nine months ended September 30, 1995 as the result of certain adjustments made in September 1994 related to pre-acquisition contingencies including Cajun-River Bend litigation and the write-off of previously disallowed rate deferrals.

      Income taxes on other income increased in the three months and nine months ended September 30, 1995 due to the charges discussed above.

LP&L

Net Income

      Net  income increased for the three months ended  September
30,  1995 due primarily to increased revenue and decreased  other
operation  and  maintenance  expense,  partially  offset  by   an
increase in fuel, purchased power and income tax expenses.

     Net income increased for the nine months ended September 30, 1995 due primarily to a decrease in fuel, purchased power and other operation and maintenance expense, partially offset by a decrease in revenue and increased income tax expense.

      Significant factors affecting the results of operations and causing variances between the three months and nine months ended
September 30, 1995 and 1994 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      Detailed below are LP&L's operating revenues by source and KWH sales for the three months and nine months ended September
30, 1995 and 1994.


                                       Three Months Ended   Increase/
            Description                1995       1994     (Decrease)    %
                                               (In Millions)
Electric Operating Revenues:
  Residential                         $ 214.7    $ 196.4     $ 18.3      9
  Commercial                            105.8      102.6        3.2      3
  Industrial                            172.7      170.9        1.8      1
  Governmental                            8.2        8.4       (0.2)    (2)
                                      -------    -------     ------
    Total retail                        501.4      478.3       23.1      5
  Sales for resale
    Associated companies                  0.6        0.2        0.4      *
    Non-associated companies             18.5       16.4        2.1     13
  Other                                   8.5        7.6        0.9     12
                                      -------    -------     ------
    Total                             $ 529.0    $ 502.5     $ 26.5      5
                                      =======    =======     ======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                           2,812      2,493        319     13
  Commercial                            1,456      1,356        100      7
  Industrial                            4,416      4,305        111      3
  Governmental                            114        112          2      2
                                       ------     ------      -----
    Total retail                        8,798      8,266        532      6
  Sales for resale
    Associated companies                   19          6         13      *
    Non-associated companies              468        269        199     74
                                       ------     ------      -----
    Total                               9,285      8,541        744      9
                                       ======     ======      =====

                                       Nine Months Ended   Increase/
            Description                1995       1994     (Decrease)    %
                                       (In Millions)
Electric Operating Revenues:
  Residential                         $ 459.5    $ 460.8      $(1.3)     -
  Commercial                            267.2      275.4       (8.2)    (3)
  Industrial                            475.1      499.9      (24.8)    (5)
  Governmental                           23.7       24.2       (0.5)    (2)
                                    ---------  ---------     ------
    Total retail                      1,225.5    1,260.3      (34.8)    (3)
  Sales for resale
    Associated companies                  1.0        0.4        0.6    150
    Non-associated companies             42.1       31.9       10.2     32
  Other                                  19.5       35.3      (15.8)   (45)
                                    ---------  ---------     ------
    Total                           $ 1,288.1  $ 1,327.9     $(39.8)    (3)
                                    =========  =========     ======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                           6,186      5,864        322      5
  Commercial                            3,634      3,502        132      4
  Industrial                           12,742     12,261        481      4
  Governmental                            332        318         14      4
                                    ---------  ---------     ------
    Total retail                       22,894     21,945        949      4
  Sales for resale
    Associated companies                   38         10         28    280
    Non-associated companies            1,042        610        432     71
                                    ---------  ---------     ------
    Total                              23,974     22,565      1,409      6
                                    =========  =========     ======

* - Greater than 200%.

        Electric operating revenues increased in the three months ended September 30, 1995 primarily due to weather-related sales. Approximately 55 percent of the sales volume/weather increase in electric operating revenue resulted from warmer weather, while the remainder resulted from increased customers and associated usage. Higher fuel adjustment revenues, which do not affect net income, also contributed to the increase. The base rate reduction ordered in the second quarter of 1995, discussed at
Note 2, partially reduced the effect of these increases.

        Electric operating revenues were lower in the nine months ended September 30, 1995 because of lower fuel adjustment revenues, which do not affect net income. Additionally, the base rate reduction ordered in the second quarter of 1995, as discussed in Note 2, and the completion of the amortization of proceeds from litigation with a gas supplier in the second quarter of 1994, resulted in reduced revenues. These decreases were partially offset by increased usage by residential and industrial customers and higher sales to non-associated utilities.

      The changes in electric operating revenue for the three months and nine months ended September 30, 1995 are as follows:

                                  Three Months Ended    Nine Months Ended
            Description           Increase/(Decrease)  Increase/(Decrease)
                                              (In Millions)
  Change in base rates                  $(9.0)              $(18.7)
  Fuel cost recovery                     11.2                (55.0)
  Sales volume/weather                   25.6                 36.0
  Other revenue (including unbilled      (3.8)               (12.9)
  Sales for resale                        2.5                 10.8
                                        -----               ------
  Total                                 $26.5               $(39.8)
                                        =====               ======
Expenses

      Operating expenses remained relatively unchanged for the three months ended September 30, 1995. Increases in fuel and purchased power and income taxes were offset by a decrease in other operation and maintenance expenses. The increase in fuel and purchased power is primarily due to increased weather-related energy sales. Income taxes increased as the result of a decrease in tax depreciation associated with Waterford 3 and higher pre-tax income. Other operation and maintenance expenses decreased for the three months ending September 30, 1995 due to waste water site closures in the third quarter of 1994, as discussed in Note 1, lower payroll expenses and reduced legal fees. Payroll expenses decreased as a result of the restructuring program announced during the third quarter of 1994, as discussed in Note
6. During 1994 additional legal fees were incurred relating to litigation with a gas supplier.

      Operating expenses decreased for the nine months ended September 30, 1995 due to decreases in fuel expense, purchased power and other operation and maintenance expenses partially offset by an increase in income taxes. The decrease in fuel and purchased power expense is due to lower fuel prices partially offset by an increase in generation. Other operation and maintenance expenses decreased for the nine months ending September 30, 1995 due to waste water site closures in the third quarter of 1994, as discussed in Note 1, lower payroll expenses, decreased fossil and nuclear maintenance expenses and reduced legal fees. Payroll expenses decreased as a result of the restructuring program announced during the third quarter of 1994, as discussed in Note 6. During 1994 additional legal fees were incurred relating to litigation with a gas supplier. Income taxes increased primarily due to a decrease in tax depreciation associated with Waterford 3 and higher pre-tax income.


MP&L

Net Income

      Net income increased for the three and nine months ended September 30, 1995, primarily due to an increase in revenues and a decrease in other operation and maintenance expense. Cumulative sales for the three and nine months ended September 30, 1995, increased due to warmer weather and greater customer usage. Other operation and maintenance expense decreased for the three months and nine months ended September 30, 1995, due to reduced scheduled maintenance at power plants and a reduction in employees under the restructuring program. In addition, other operation and maintenance expense decreased for the nine months ended September 30, 1995, due to the absence of Merger-related costs.

      Significant factors affecting the results of operations and causing variances between the three months and nine months ended
September 30, 1995 and 1994 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      Detailed below are MP&L's operating revenues by source and KWH sales for the three months and nine months ended September
30, 1995 and 1994:

                                       Three Months Ended  Increase/
            Description                1995       1994     (Decrease)     %
                                              (In Millions)
Electric Operating Revenues:
  Residential                         $ 121.5    $ 115.7      $ 5.8      5
  Commercial                             78.8       78.1        0.7      1
  Industrial                             46.2       47.9       (1.7)    (4)
  Governmental                            7.2        7.4       (0.2)    (3)
                                      -------    -------     ------
    Total retail                        253.7      249.1        4.6      2
  Sales for resale
    Associated companies                 15.0        9.1        5.9     65
    Non-associated companies              8.3        5.0        3.3     66
  Other                                 (18.2)     (28.9)      10.7    (37)
                                      -------    -------     ------
    Total                             $ 258.8    $ 234.3     $ 24.5     10
                                      =======    =======     ======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                           1,524      1,363        161     12
  Commercial                            1,043        977         66      7
  Industrial                              792        795         (3)     -
  Governmental                             94         90          4      4
                                      -------    -------     ------
    Total retail                        3,453      3,225        228      7
  Sales for resale
    Associated companies                  512        238        274    115
    Non-associated companies              278        159        119     75
                                      -------    -------     ------
    Total                               4,243      3,622        621     17
                                      =======    =======     ======

                                      Nine Months Ended   Increase/
            Description               1995       1994     (Decrease)     %
                                               (In Millions)
Electric Operating Revenues:
  Residential                         $ 263.1    $ 266.8      $(3.7)    (1)
  Commercial                            197.7      198.4       (0.7)     -
  Industrial                            130.1      137.0       (6.9)    (5)
  Governmental                           20.5       21.3       (0.8)    (4)
                                      -------    -------     ------
    Total retail                        611.4      623.5      (12.1)    (2)
  Sales for resale
    Associated companies                 27.6       25.2        2.4     10
    Non-associated companies             17.9       12.5        5.4     43
  Other                                  35.6       (9.7)      45.3      *
                                      -------    -------     ------
    Total                             $ 692.5    $ 651.5     $ 41.0      6
                                      =======    =======     ======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                           3,341      3,208        133      4
  Commercial                            2,561      2,409        152      6
  Industrial                            2,256      2,200         56      3
  Governmental                            252        254         (2)    (1)
                                      -------    -------     ------
    Total retail                        8,410      8,071        339      4
  Sales for resale
    Associated companies                  771        594        177     30
    Non-associated companies              594        376        218     58
                                      -------    -------     ------
    Total                               9,775      9,041        734      8
                                      =======    =======     ======

* - Greater than 200%.

      Electric operating revenues increased in the three months ended September 30, 1995, due to an increase in other revenues, sales volume and sales for resale. Increased unbilled revenues due to warmer weather in the summer months caused an increase in other revenue. Approximately 69 percent of the sales volume/weather increase in electric operating revenue resulted from warmer weather, while the remainder resulted from increased customers and associated usage. Sales for resale, specifically sales to associated companies, increased primarily due to changes in the generation requirements among the System operating companies.

      Electric operating revenues increased for the nine months ended September 30, 1995, due to an increase in other revenue, sales volume and sales for resale, partially offset by a decrease in revenues from the Grand Gulf 1 rate rider. For the nine months ended September 30, 1995, MP&L undercollected its share of Grand Gulf 1 related costs due to decreased revenues from the Grand Gulf 1 rate rider. For the same period last year MP&L was in an overcollected position. The increased undercollected position in the current year has resulted in MP&L recording additional other revenue for these undercollected Grand Gulf 1 costs. The Grand Gulf 1 over/under collection has no effect on net income. Increased unbilled revenues due to warmer weather and increased sales volume in the summer months of 1995 caused an increase in other revenue. Approximately 57 percent and 43 percent of the sales volume/weather increase in electric operating revenue resulted from increased customers and associated usage and warmer summer weather, respectively. Sales for resale increased primarily due to increases in MP&L's available generation.

      The changes in electric operating revenue for the three months and nine months ended September 30, 1995 are as follows:

                                  Three Months Ended   Nine Months Ended
         Description              Increase/(Decrease)  Increase/(Decrease)
                                             (In Millions)
Change in base rates                     $2.1              $(3.3)
Grand Gulf rate rider                    (4.5)             (13.6)
Fuel cost recovery                        3.5                5.4
Sales volume/weather                      6.8                9.9
Other revenue (including unbilled)        7.4               34.8
Sales for resale                          9.2                7.8
                                        -----              -----
Total                                   $24.5              $41.0
                                        =====              =====

Expenses

      Fuel and fuel-related expenses increased for the three and nine months ended September 30, 1995 due to increased generation requirements resulting from increased energy sales. The increase in fuel and fuel-related expenses was partially offset by lower gas costs. Purchased power expenses decreased for the three months ended September 30, 1995 due to the availability of less expensive gas for the use in electric generation as well as changes in the generation requirements among the System operating companies.

     Other operation and maintenance expenses decreased for the three months ending September 30, 1995, due to 1994 Merger-related costs allocated to MP&L and payroll expenses. No significant Merger-related costs were allocated to MP&L during the current year. Payroll expenses decreased as a result of the restructuring program announced and accrued for during the third quarter of 1994. The restructuring program included a reduction in the number of MP&L employees during 1995. Other operation and maintenance expenses decreased for the nine months ended September 30, 1995, due to lower maintenance expenses at various power plants, 1994 Merger-related costs and payroll expenses.

      Income taxes increased for the three months and nine months ended September 30, 1995 primarily due to a higher pretax income resulting from increased revenue and reduced operating and maintenance expense.

      The amortization of rate deferrals increased for the three and nine months ended September 30, 1995 in accordance with Grand Gulf 1 related deferral plan.

      The increase in interest on long-term debt for the three months ended September 30, 1995 is due to the increase in the amount of long-term debt partially offset by the maturity of higher interest-bearing debt in February and July 1995. In April 1995, MP&L issued $80 million of 8.8% Series G&R Bonds due in 2005.


NOPSI

Net Income

      Net income increased for the three months ended September 30, 1995 due primarily to a September 1994 provision for litigation related to the City of New Orleans street lighting dispute. Net income increased for the nine months ended September 30, 1995 as the result of a decrease in other operation and maintenance expense.

      Significant factors affecting the results of operations and causing variances between the three months and nine months ended September 30, 1995 and 1994 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      Detailed below are NOPSI's operating revenues by source and KWH sales for the three months and nine months ended September 30, 1995 and 1994.


                                        Three Months Ended  Increase/
            Description                 1995       1994     (Decrease)     %
                                               (In Millions)
Electric Operating Revenues:
  Residential                          $ 58.9     $ 51.4      $ 7.5     15
  Commercial                             43.2       44.3       (1.1)    (2)
  Industrial                              6.7        6.6        0.1      2
  Governmental                           16.2       15.8        0.4      3
                                      -------    -------     ------
    Total retail                        125.0      118.1        6.9      6
  Sales for resale
    Associated companies                  0.1        0.1          -      -
    Non-associated companies              3.5        2.1        1.4     67
  Other                                   6.3        0.1        6.2      *
                                      -------    -------     ------
    Total                             $ 134.9    $ 120.4     $ 14.5     12
                                      =======    =======     ======

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                             798        688        110     16
  Commercial                              621        580         41      7
  Industrial                              144        138          6      4
  Governmental                            286        268         18      7
                                      -------    -------     ------
    Total retail                        1,849      1,674        175     10
  Sales for resale
    Associated companies                    3          3          -      -
    Non-associated companies              107         58         49     84
                                      -------    -------     ------
    Total                               1,959      1,735        224     13
                                      =======    =======     ======

                                      Nine Months Ended   Increase/
            Description               1995       1994     (Decrease)     %
                                               (In Millions)
Electric Operating Revenues:
  Residential                         $ 111.7    $ 113.0      $(1.3)    (1)
  Commercial                            111.1      124.4      (13.3)   (11)
  Industrial                             17.4       19.7       (2.3)   (12)
  Governmental                           39.7       44.8       (5.1)   (11)
                                      -------    -------      -----
    Total retail                        279.9      301.9      (22.0)    (7)
  Sales for resale
    Associated companies                  1.4        1.0        0.4     40
    Non-associated companies              7.8        5.7        2.1     37
  Other                                  21.0       (1.8)      22.8      *
                                      -------    -------      -----
    Total                             $ 310.1    $ 306.8      $ 3.3      1
                                      =======    =======      =====

Billed Electric Energy
 Sales (Millions of KWH):
  Residential                           1,623      1,488        135      9
  Commercial                            1,583      1,535         48      3
  Industrial                              413        392         21      5
  Governmental                            744        713         31      4
                                      -------    -------      -----
    Total retail                        4,363      4,128        235      6
  Sales for resale
    Associated companies                   71         39         32     82
    Non-associated companies              243        152         91     60
                                      -------    -------      -----
    Total                               4,677      4,319        358      8
                                      =======    =======      =====

* - Greater than 200%.

      Electric operating revenues increased for the three months and nine months ended September 30, 1995 because of an increase in energy sales partially offset by the impact of a permanent rate reduction that took effect on January 1, 1995. The increase in energy sales is due to increased sales volume and increased sales for resale to non-associated utilities. For the three months and nine months ended September 30, 1995, approximately 57 and 73 percent of the sales volume/weather increase in electric operating revenue resulted from increased customers and associated usage, respectively; the remainder increase resulted from warmer weather.

      The changes in electric operating revenue for the three months and nine months ended September 30, 1995 are as follows:

                                   Three Months Ended     Nine Months Ended
             Description           Increase/(Decrease)   Increase/(Decrease)
                                                (In Millions)
  Change in base rates                   $(11.0)               $(14.3)
  Fuel cost recovery                        6.7                  (0.4)
  Sales volume/weather                      9.0                  11.7
  Other revenue (including unbilled)        8.4                   3.8
  Sales for resale                          1.4                   2.5
                                          -----                 -----
  Total                                   $14.5                 $ 3.3
                                          =====                 =====

      For the three months and nine months ended September 30, 1995, gas operating revenues decreased due primarily to decreased gas sales, the rate reduction agreed to in the 1994 NOPSI Settlement effective January 1, 1995, and a lower unit purchase price for gas purchased for resale.

Expenses

       Operating expenses increased for the three months ended September 30, 1995 as the result of an increase in fuel expenses and the amortization of rate deferrals. The increase in fuel and fuel-related expenses is primarily due to the increase in weather-related energy sales. The amortization of rate deferrals increased primarily as a result of the collection of larger amounts of previously deferred costs under the 1991 NOPSI Settlement.

     Operating expenses decreased for the nine months ended September 30, 1995 due primarily to a decrease in fuel expenses and other operation and maintenance expenses, partially offset by an increase in the amortization of rate deferrals. The decrease in fuel and fuel-related expenses is primarily due to a decrease in gas purchased for resale as a result of lower gas sales and a lower unit purchase price partially offset by an increase in energy sales. Other operation and maintenance expenses decreased primarily due to a decrease in maintenance activity and lower payroll expenses. The decrease in payroll expenses is the result of the 1994 restructuring and the related decrease in employees. The amortization of rate deferrals increased as the result of the collection of larger amounts of previously deferred costs under the 1991 NOPSI Settlement.


SYSTEM ENERGY

Net Income

      Net income decreased for the three months and nine months ended September 1995, as the result of revenues being adversely impacted by a lower Grand Gulf 1 rate base.

      Significant factors affecting the results of operations and causing variances between the three months and nine months of 1995 and 1994 are discussed under "Revenues" and "Expenses" below.

Revenues

      Operating revenues recover operating expenses, depreciation and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf 1.

       Operating  revenues  decreased  for  the  three  months  ended
September  30,  1995,  due  primarily to a  lower  return  on  System
Energy's   decreasing  investment  in  Grand  Gulf   1   (caused   by
depreciation of the unit and the reclassification of plant costs discussed below), offset by the recovery of increased expenses in connection with a Grand Gulf 1 refueling outage and higher depreciation, amortization and decommissioning expense. Operating revenues for the nine months ended September 30, 1995 increased as a result of the recovery of higher current operating expenses related to the Grand Gulf 1 refueling outage, partially offset by a lower return on System Energy's decreasing investment in Grand Gulf 1.

Expenses

     Nuclear refueling outage expenses increased for the three months and nine months ended September 30, 1995 principally as a result of a refueling outage which began April 15, 1995 and ended June 21, 1995. There was no refueling outage for Grand Gulf 1 in 1994. Fuel expense decreased for the first nine months of 1995 as a result of the refueling outage. Other operation and maintenance expenses decreased for the three months ended September 30, 1995 primarily as a result of lower payroll and overhead expenses and lower payments associated with the sale/leaseback of Grand Gulf 1.

     Depreciation, amortization and decommissioning expense increased for the three months and nine months ended September 30, 1995, due primarily to increases of $2 million and $7 million, respectively, in amortization expense as a result of the reclassification of $81 million of Grand Gulf 1 costs in accordance with the 1994 FERC Settlement. The increase in amortization expense was partially offset by a decrease in depreciation expense related to the reclassified costs.

      Interest expense decreased for the three months and nine months ended September 30, 1995 due primarily to the retirement and refinancing of higher costing long-term debt.


                SIGNIFICANT FACTORS AND KNOWN TRENDS

Entergy Corporation, AP&L, GSU, LP&L, MP&L, NOPSI and System Energy

Competition and Industry Challenges

       See "Significant Factors and Known Trends" in Entergy Corporation's, AP&L's, GSU's, LP&L's, MP&L's, NOPSI's and System
Energy's Form 10-K for a discussion of the increasing competitive pressures facing the electric utility industry.

Entergy Retail and Wholesale Rate Issues

      See Note 2 to Entergy Corporation's, AP&L's, GSU's, LP&L's, MP&L's, NOPSI's and System Energy's Form 10-K, for a discussion of the ongoing trend of regulatory ordered rate reductions as well as incentive rate regulation.

Potential Changes in the Electric Utility Industry

      Retail wheeling, the transmission by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the electric utility's area of service, continues to evolve. Approximately 40 states have been or are studying or experimenting with the concept of retail competition. In May 1995, the California Public Utilities Commission adopted a preliminary proposal to create a wholesale power pool (Poolco). Under the proposal the FERC would have exclusive jurisdiction over the Poolco, while an independent operator would manage the transmission network and generation dispatch. Customers would gain access to the Poolco through bilateral contracts at least two years after it begins operation. The Rhode Island Public Utilities Commission has adopted a proposal calling for, among other things, retail wheeling and the unbundling of generation from transmission and distribution services. The Massachusetts Department of Public Utilities has also adopted a similar proposal which is to be in place by mid-1996. Such proposals are indicative of the movement of the retail electric market toward deregulation and increased competition. The retail market for electricity is expected to become more competitive with such moves toward deregulation and with greater focus on customer choice.

      The movement of the retail electric market toward deregulation and increased competition is also prevalent in areas of the country in which Entergy presently operates. On April 21, 1995, a newly incorporated entity, Crescent City Utilities, Inc., submitted to the Council a draft resolution intended to permit the use of NOPSI's gas and electric transmission and distribution facilities by any other franchised utility to supply electricity and gas to retail customers in New Orleans. The Council has not scheduled hearings relating to this resolution. The Texas legislature has recently revised the Public Utility Regulatory Act, the law regulating electric utilities in Texas. The revised law permits utility and non-utility exempt wholesale generators and power marketers to sell wholesale power in the state. The revised law also allows for flexible pricing but does not change the current law governing retail wheeling or the treatment of federal income taxes. During the second quarter of 1995, the Louisiana legislature considered a bill permitting local retail wheeling. The bill was defeated.

      The  chairman  of the PUCT recently introduced a  proposal  for discussion by the Commission concerning the restructuring of the electric utility industry in Texas. The proposal is designed to implement greater wholesale electric competition in Texas and addresses the issues of transmission service comparability, the unbundling of electric utility operations, market-based pricing, performance-based ratemaking and the recovery of stranded costs as part of the transition to a more competitive electric industry environment.

      Another indication of the trend toward greater competition in the electric utility industry is the recent surge of utility mergers. This trend is expected to continue. Such mergers are motivated by the drive to lower costs to increase economies of scale and consolidation of administrative functions at the merged entities. The lowered costs achieved will make the merged utilities more formidable competitors in the future. Certain of the proposed merged utilities will likely be in direct competition with Entergy in the future if these mergers are consummated.

      As discussed in "Significant Factors and Known Trends" in Entergy Corporation's, AP&L's, GSU's, LP&L's, MP&L's and NOPSI's Form 10-K the FERC issued a notice of proposed rulemaking in mid-1994, concerning a regulatory framework for dealing with recovery of stranded costs. On March 29, 1995, the FERC issued a supplemental notice of proposed rulemaking in this proceeding which would require public utilities to provide non-discriminatory open access transmission service to wholesale customers, and would also provide guidance on the recovery of wholesale and retail stranded costs.
With regard to pending proceedings, including Entergy's tariff proceeding, FERC directed the parties to proceed with their cases while taking into account FERC's views expressed in the proposed rule. Comments and reply comments on the proposed rulemaking have now been filed with FERC by interested parties. Certain of the parties filing comments have proposed that the FERC should order the immediate unbundling of all retail services as part of the final rulemaking in this proceeding.

      In early October 1995, the FERC issued an order granting exempt wholesale generator status to Entergy Power Marketing Corporation, a wholly-owned subsidiary of Entergy Enterprises, Inc., which is a wholly-owned subsidiary of Entergy Corporation.

Significant Industrial Cogeneration Effects

      Cogeneration projects developed or considered by certain of GSU's industrial customers over the last several years have resulted in GSU developing and securing approval of rates lower than the rates previously approved by the PUCT and LPSC for such industrial customers. Such rates are designed to retain such customers and to compete for and to develop new loads and do not presently recover GSU's full cost of service. The pricing agreements at non-full cost of service based rates fully recover all related costs but provide only a minimal return on investments. Substantially all of such pricing agreements expire no later than 1997. In the third quarter of 1995, KWH sales to GSU's industrial customers at non-full cost of service rates made up approximately 28% of GSU's total industrial class KWH sales.

      The Council has recently approved a resolution requiring the prior approval by the Council of regulatory treatment of any lost contribution to fixed costs as a result of incentive rate agreements with large industrial or commercial customers entered into for the purposes of retaining those customers. The resolution also requires prior approval by Council of regulatory treatment of stranded costs which may result from the loss of large customers.

      During 1995, LP&L received separate notices from two large industrial customers that have decided to proceed with proposed cogeneration projects for the purpose of fulfilling their future electric energy needs. These customers will continue to purchase their energy requirements from LP&L until their cogeneration facilities are completed, which is expected to be between the years 1999 and 2000. During 1994, these two customers combined represented approximately 18% of total LP&L industrial sales, and provided $36 million of base revenue.

Public Utility Holding Company Act of 1935

      Entergy, along with other electric utility holding companies, recently requested Congress to repeal the Public Utility Holding Company Act of 1935 (HCA). The HCA requires detailed oversight by the SEC of many business practices and activities of utility holding companies and their subsidiaries including, among other things, nonutility activities. In June 1995, the SEC adopted a report proposing options for the repeal or the significant modification of the HCA and proposed rule changes that would reduce the regulations governing utility holding companies. Entergy believes that the HCA inhibits its ability to compete in the evolving electric energy marketplace and largely duplicates the oversight activities already performed by the FERC and state and local regulators. On June 30, 1995, the SEC adopted a rule change under the HCA to eliminate the requirement to receive prior authorization for all capital contributions by a parent company to its subsidiary company.

      Proposed legislation to reform the HCA in an effort to streamline regulation of utilities recently was introduced in the Senate. The proposed legislation would transfer oversight of public utility holding companies from the SEC to the FERC.

Nonregulated Investments

      As discussed in Note 1 and in "Corporate Development" in Item 1 of Part I of Entergy Corporation's Form 10-K, Entergy Corporation is considering opportunities to expand its utility and utility-related businesses that are not regulated by state and/or local regulatory authorities (nonregulated businesses). As of September 30, 1995, Entergy Corporation's net investment, reduced by accumulated losses, in nonregulated subsidiaries totaled $493.0 million. For the first nine months of 1995, Entergy Corporation's nonregulated investments reduced consolidated net income by approximately $31.8 million. See
Part II for additional discussion of Entergy Corporation's investment in nonregulated businesses.

ANO Matters

     Entergy Operations has made inspections and repairs from time to time on ANO 2's steam generators that are owned by AP&L. During the October 1995 inspection, additional cracks in the tubes were discovered. Currently, Entergy Operations is in the process of gathering information and assessing various options for the repair or the replacement of ANO 2's steam generator. See Note 1 for additional information.

Deregulated Portion of River Bend

      As of September 30, 1995, GSU had not recovered a significant amount of its investment in, or received any return associated with, the portion of River Bend included in the deregulated asset plan in Louisiana and the portion of River Bend placed in abeyance as part of the Texas rate order which went into effect in July 1988. See Note 2 for further information. Future earnings will continue to be adversely affected by the lack of full recovery and return on the investment and other costs associated with River Bend.

      For the nine months ended September 30, 1995, GSU recorded revenues resulting from the sale of electricity from the deregulated asset plan of approximately $26.3 million ($24.5 million represent non-fuel revenue)which, absent the deregulated asset plan, would not have been realized. Operation and maintenance expenses, including fuel, were approximately $23.8 million, and depreciation expense associated with the deregulated asset plan investment was approximately $13.8 million for the nine months ended September 30, 1995. The operation and maintenance expenses and depreciation expense allocated to the deregulated asset plan as detailed above would have been incurred at River Bend with or without the deregulated asset plan. The future impact of the deregulated asset plan on GSU's results of operations and financial position will depend on River Bend's future operating costs, the unit's efficiency and availability and the future market for energy over the remaining life of the unit. In addition, the deregulated asset plan will be subject to the requirements of SFAS 121 as discussed in Note 7 in determining the recognition of any asset impairment.

Property Tax Exemptions

      LP&L and GSU are working with tax authorities to determine the method for calculating the amount of property taxes to be paid when Waterford 3's and River Bend's local property tax exemptions expire in December 1995 and December 1996, respectively.

Environmental Issues

   GSU has been notified by the U. S. Environmental Protection Agency
(EPA) that it has been designated as a potentially responsible party for the clean-up of certain hazardous waste disposal sites. GSU is currently negotiating with the EPA and state authorities regarding the clean-up of certain of these sites. See Note 1 for additional information.

      During 1993, the Louisiana Department of Environmental Quality issued new rules for solid waste regulation, including regulation of waste water impoundments. LP&L has determined that certain of its power plant waste water impoundments were affected by these regulations and has chosen to upgrade or close them. See Note 1 for additional information.

Accounting Issues

      New Accounting Standard - In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) effective January 1, 1996. This standard describes circumstances which may result in assets being impaired and provides criteria for recognition and measurement of asset impairment. See Notes 2 and 7 for information regarding the potential impacts of the new accounting standard on Entergy.

      Continued Application of SFAS 71 - As a result of the Energy Policy Act of 1992 and actions of regulatory commissions, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. The System's financial statements currently reflect, for the most part, assets and costs based on current cost-based ratemaking regulations, in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Continued applicability of SFAS 71 to the System's financial statements requires that rates set by an independent regulator on a cost-of-service basis can actually be charged to and collected from customers.

      In the event that all or a portion of a utility's operations cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation or a change in the competitive environment for the utility's regulated services, the utility should discontinue application of SFAS 71 for the relevant portion. That discontinuation should be reported by elimination from the balance sheet of the effects of any actions of regulators recorded as regulatory assets and liabilities.

      As of September 30, 1995, and for the foreseeable future, the System's financial statements continue to follow SFAS 71, except for certain portions of GSU's business.

      Accounting for Decommissioning Costs - The staff of the SEC has questioned certain of the financial accounting practices of the electric utility industry regarding the recognition, measurement and classification of nuclear decommissioning costs for nuclear generating stations in the financial statements of electric utilities. See Note 1 for the FASB's tentative conclusions regarding changes in the accounting for decommissioning costs and the potential impact of these changes on Entergy.

                ENTERGY CORPORATION AND SUBSIDIARIES
                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Merger-Related Proceedings  (Entergy Corporation and GSU)

      See "State Regulation" in Item 1 of Part I of Entergy Corporation's Form 10-K and Part II of Entergy Corporation's Form 10-Q for the quarterly periods ending March 31, 1995 and June 30, 1995, for information relating to the proceeding pending before the NRC Atomic Safety and Licensing Board (ASLB), which was instigated by Cajun and concerns the two Merger-related license amendments issued by the NRC for River Bend. In June 1995, the NRC affirmed its original findings that there had been no significant antitrust changes in the positions of Cajun and GSU as a result of the Merger, and therefore, reissued the license amendments approving the Merger. Cajun filed a petition for review with the D.C. Circuit. See "Other Regulation and Litigation" in Item 1 of Part I of Entergy
Corporation's Form 10-K for information regarding other Merger-related suits.

Cajun - River Bend  (Entergy Corporation and GSU)

     See Note 8 of Entergy Corporation's and GSU's Form 10-K and Part II of Entergy Corporation's Form 10-Q for the quarterly period ending June 30, 1995, for a discussion of the Cajun litigation. In an order issued by the District Court in August 1995, the U.S. Trustee was directed to appoint a trustee in the Cajun bankruptcy case. A former federal bankruptcy judge, Ralph Mabey, was appointed as trustee to oversee Cajun in bankruptcy. The LPSC and Cajun have appealed the appointment of a trustee to the United States Court of Appeals for the Fifth Circuit.

      In October 1995, the United States Court of Appeals for the Fifth Circuit affirmed the District Court's preliminary injunction in the Cajun litigation. The preliminary injunction stipulated that GSU should make payments for its portion of expenses for Big Cajun 2, Unit 3 into the registry of the District Court. As of September 30, 1995, $29.6 million had been paid by GSU into the registry of the District Court.

      A trial on the portion of the suit by Cajun to rescind the Operating Agreement which began in April 1994 was completed in March 1995. On October 24, 1995, the District Court issued a memorandum opinion ruling in favor of GSU. The District Court found that Cajun did not prove that GSU fraudulently induced it to execute the Operating Agreement and Cajun failed to timely assert its claim. A final judgment will be entered when the District Court issues its detailed written reasons. It is uncertain when the District Court Judge's final opinion will be entered, or whether Cajun will appeal the decision.

Cajun-Transmission Services  (Entergy Corporation and GSU)

      See Note 1 and also see Note 8 of Entergy Corporation's and GSU's Form 10-K for a discussion of FERC proceedings relating to GSU and Cajun transmission service charge disputes. In orders issued on August 3, 1995, and October 2, 1995, the FERC affirmed the ALJ's April 1995, ruling in the remanded portion of GSU's and Cajun's ongoing transmission service charge disputes before the FERC. Both GSU and Cajun have petitioned for appeal to the D.C Circuit.

Cajun-Service Dispute  (Entergy Corporation and GSU)

      See "Other Regulation and Litigation " in Item 1 of Part I of Entergy Corporation's Form 10-K for a discussion of the transmission service dispute in which Cajun requested that GSU provide the transmission of power over GSU's transmission system to certain industrial customers in Lake Charles, Louisiana. In October 1995, the D.C. Circuit affirmed the FERC's previous opinion in its entirety. The FERC held that GSU properly exercised its contractual right to refuse to provide transmission service to Cajun.

Filings with the APSC  (Entergy Corporation, AP&L and Entergy Power)

      In September 1995, the APSC approved a waiver application filed by Entergy Power which would enable Entergy Power to make sales to wholesale entities in Arkansas which are not currently served by AP&L. In response to a request by certain Arkansas cities, the APSC agreed to decide whether Entergy Power can also sell to the wholesale entities that currently are served by AP&L.

Mississippi Cities Complaint  (Entergy Corporation and MP&L)

      As discussed in "Significant Factors and Known Trends" of MP&L's Form 10-K, in October 1994 certain Mississippi cities filed a complaint in state court against MP&L and eight other power associations requesting the repeal of certain amendments to the Mississippi Public Utilities Act that prevent municipalities from acquiring a utility's facilities that are located in municipalities where the utility holds a certificate to serve. In October 1995, the state court dismissed the complaint. Plaintiffs have until November 27, 1995, to appeal to the Mississippi Supreme Court.

City of New Orleans Complaint (Entergy Corporation, AP&L, LP&L, MP&L, NOPSI and System Energy)

      As discussed in "Wholesale Rate Matters" in Item 1 of Part I of Entergy Corporation's Form 10-K, in August 1990, the City of New Orleans filed a complaint against Entergy Corporation, AP&L, LP&L, MP&L, NOPSI and System Energy requesting that the FERC investigate AP&L's transfer of its interest in Independence 2 and Ritchie 2 to Entergy Power and the effect of the transfer on AP&L, LP&L, MP&L and NOPSI and their ratepayers. On October 20, 1995, the D.C. Circuit affirmed the FERC's original orders. The FERC's original orders held that the transfer and its effect on current rates were prudent. However, the prudency of the transfer on future replacement costs was deferred until a time when the need for such replacement capacity occurs.

Crown Vista Energy Project (Entergy Corporation and Entergy Power Development Corporation)

      EPDC entered into a joint venture, known as Crown Vista Energy Project (Crown Vista), with Mission Energy and Ahlstrom Development to provide power to Jersey Central Power & Light (JCP&L). In August 1995 Mission Energy filed a complaint against Entergy Corporation and EPDC alleging that EPDC improperly failed to pay at least $1.4 million in certain project development costs to Mission Energy. Mission Energy seeks to recoup these payments. The complaint also seeks declaratory relief regarding Mission Energy's obligation to reimburse EPDC for previously incurred development expenses in the event that Mission Energy sells, disposes of or transfers any of its interest in Crown Vista to another party. It is believed that Mission Energy has reached a settlement with General Public Utilities Corporation, parent of JCP&L, which provides for a payment to Mission Energy in consideration for the cessation of development of Crown Vista. Crown Vista's purchased power agreements with JCP&L have been sold and Mission Energy has paid a portion of the sales proceeds to Ahlstrom Development. However, Mission Energy has made no settlement with EPDC. EPDC anticipates filing claims against Mission Energy to obtain reimbursement of the approximately $8.7 million in Crown Vista development costs incurred to date by EPDC. Management believes it has valid grounds to recover its investment in Crown Vista. No assurances can be given as to the timing or outcome of this matter.


Item 4.  Submission of Matters to a Vote of Security Holders

Redemption of Preferred Stock  (Entergy Corporation and NOPSI)

      A consent in lieu of a special meeting of NOPSI common stockholders was executed on July 14, 1995. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of NOPSI common stock. The common stockholder, by such consent, approved the redemption of the remaining outstanding shares (19,495 shares) of NOPSI's 15.44% Series Preferred Stock, Cumulative, $100 Par Value.


Item 5.  Other Information

Nonregulated Investments  (Entergy Corporation and Entergy, S.A.)

      As discussed in "Corporate Development" in Item 1 of Part I of Entergy Corporation's Form 10-K, Entergy Corporation's subsidiary, Entergy, S.A., acquired a 10% interest in a consortium with other nonaffiliated companies that acquired a 60% interest in Central Costanera, S.A. (Costanera), a steam electric generating facility located in Argentina. During the three months ending September 30, 1995, Entergy, S.A. purchased 3.9% of the outstanding stock of the Central Buenos Aires Project (the CBA Project) for $1.7 million. Through Entergy, S.A.'s interest in Costanera, Entergy, S.A. indirectly purchased an additional 3% of the outstanding stock of the CBA Project. In October 1995, Entergy Power Holding Limited, a wholly owned subsidiary of Entergy Corporation, purchased Entergy, S.A.'s interest in the CBA Project and purchased an additional 3.9% of the outstanding stock of the CBA Project for $1.9 million. The CBA Project includes the addition of a 220 megawatt combustion turbine and heat recovery boiler to a generating unit at the Costanera steam electric generating facility. This addition will provide electricity to the Argentina transmission grid and steam to the Costanera generating unit. The open cycle portion of the CBA Project, which will provide electricity to the Argentina transmission grid, is expected to be in commercial operation by the end of October 1995. The steam recovery portion, which will provide steam to the Costanera generating unit, is expected to be in operation in October 1996.

Labor Contract Negotiations  (Entergy Corporation AP&L, GSU and MP&L)

      As discussed in Part II of Entergy Corporation's Form 10-Q for the quarterly periods ending March 31, 1995 and June 30, 1995, the labor union contract between GSU and the International Brotherhood of Electrical Workers (IBEW) expired on June 24, 1995. The labor contract covers approximately 1,900 GSU employees in Southeast Texas and Southwest Louisiana. Negotiators for GSU and the IBEW have been unsuccessful in negotiating a new agreement for the non River Bend portion of the IBEW. A federal mediator was called in on July 9, 1995, to assist the parties in resolving their differences, but the mediation effort was unsuccessful. In subsequent meetings, the IBEW voted to reject GSU's settlement offer as well as a contingent offer and authorized the union leadership to call a strike if necessary. In August 1995, GSU implemented its last, best and final offer, but there has been no acceptance of this offer. The IBEW employees continue to work without a contract. If a strike should occur, GSU intends to continue its operations with the assistance of management and supervisory personnel and outside contractors. The River Bend bargaining unit of the IBEW signed a new two year contract on August 3, 1995.

     On October 12 and 14, 1995, the IBEW voted to accept a new three-year collective bargaining agreement with AP&L and MP&L, respectively.

Earnings Ratios  (AP&L, GSU, LP&L, MP&L, NOPSI and System Energy)

     The System operating companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

                         Ratios of Earnings to Fixed Charges
                                Twelve Months Ended
                                    December 31,                  September 30,
                    1990      1991      1992      1993      1994        1995

     AP&L           2.16      2.25      2.28      3.11(b)   2.32        2.63
     GSU              .80(c)  1.56      1.72      1.54        .36(c)    1.09
     LP&L           2.32      2.40      2.79      3.06      2.91        3.26
     MP&L           2.42      2.36      2.37      3.79(b)   2.12        2.63
     NOPSI          2.73      5.66      2.66      4.68(b)   1.91        2.19
     System Energy  2.10      1.74      2.04      1.87      1.23        1.24


                       Ratios of Earnings to Combined Fixed
                          Charges and Preferred Dividends
                                Twelve Months Ended
                                   December 31,                 September 30,
                    1990      1991    1992    1993      1994        1995

     AP&L           1.81      1.87    1.86    2.54(b)   1.97        2.24
     GSU (a)          .59(c)  1.19    1.37    1.21        .29(c)     .96(c)
     LP&L           1.87      1.95    2.18    2.39      2.43        2.73
     MP&L           1.93      1.94    1.97    3.08(b)   1.81        2.29
     NOPSI          2.36      4.97    2.36    4.12(b)   1.73        2.01


(a) "Preferred Dividends" in the case of GSU also include dividends on preference stock.

(b)  Earnings  for the year ended December 31, 1993  include  $81 million, $52 million, and $18 million for AP&L, MP&L, and NOPSI, respectively, related to the change in accounting principle to provide for the accrual of estimated unbilled revenues.

(c) Earnings of GSU for the years ended December 31, 1994 and 1990, were not adequate to cover fixed charges by $144.8 million and $60.6 million, respectively. Earnings of GSU for the years ended December 31, 1994 and 1990, were not adequate to cover combined fixed charges and preferred dividends by $197.1 million and $165.1 million, respectively. Earnings of GSU for the twelve months ended September 30, 1995 were not adequate to cover combined fixed charges and preferred dividends by $10 million.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

   **4(a) Credit Agreement, dated as of October 10, 1995, among Entergy, the Banks (Bank of America National Trust & Savings Association, The Bank of New York, Chemical Bank, Citibank, N.A., Union Bank of Switzerland, ABN AMRO Bank N.V., The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, Bank, N.A., First National Bank of Commerce, and Whitney National Bank) and Citibank, N.A.,as Agent (filed as Exhibit B to Rule 24 Certificate dated October 20, 1995 in File No. 70-
             8149).

   **4(b) Indenture, dated as of September 1, 1995, between System Energy Resources, Inc. and Chemical Bank (filed as Exhibit B-10(a) to Rule 24 Certificate dated October 20, 1995).

   23(a) -   Consent  of  Clark,  Thomas & Winters  (A  Professional
             Corporation).

   23(b) -   Consent of Sandlin Associates.

   27(a) - Financial Data Schedule for Entergy Corporation and Subsidiaries as of September 30, 1995.

   27(b) -   Financial  Data Schedule for AP&L as of  September  30,
             1995.

   27(c) -   Financial  Data  Schedule for GSU as of  September  30,
             1995.

   27(d) -   Financial  Data Schedule for LP&L as of  September  30,
             1995.

   27(e) -   Financial  Data Schedule for MP&L as of  September  30,
             1995.

   27(f) -   Financial  Data Schedule for NOPSI as of September  30,
             1995.

   27(g) -   Financial  Data  Schedule  for  System  Energy  as   of
             September 30, 1995.

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

** 99(h) -   Quarterly  Report on Form 10-Q of Entergy  Corporation,
             AP&L, GSU, LP&L, MP&L, NOPSI, and System Energy for the quarter ended March 31, 1995, portions of which are incorporated herein by reference as described elsewhere in this document (filed with the SEC in File
             Nos.  1-11299, 1-10764, 1-2703, 1-8474, 0-320,  0-5807,
             and 1-9067, respectively).

** 99(i) -   Quarterly  Report on Form 10-Q of Entergy  Corporation,
             AP&L,  GSU,  LP&L, MP&L, NOPSI, and System  Energy  for
             the  quarter ended June 30, 1995, portions of which are
             incorporated   herein   by   reference   as   described
             elsewhere in this document (filed with the SEC in  File
             Nos.  1-11299, 1-10764, 1-2703, 1-8474, 0-320,  0-5807,
             and 1-9067, respectively).

** 99(j) -   Opinion  of  Clark,  Thomas & Winters,  a  professional
             corporation, dated September 30, 1992 regarding the effect of the October 1, 1991 judgment in GSU v. PUCT in the District Court of Travis County, Texas (99-1 in
             Registration No. 33-48889).

** 99(k) -   Opinion  of  Clark,  Thomas & Winters,  a  professional
             corporation, dated August 8, 1994 regarding recovery of costs deferred pursuant to PUCT order in Docket
             6525  (filed  as Exhibit 99(j) to Quarterly  Report  on
             Form  10-Q for the quarter ended June 30, 1994 in  File
             No. 1-2703).

   99(l) - Opinion of Clark, Thomas & Winters, a professional corporation, confirming its opinions dated September 30, 1992 and August 8, 1994.
___________________________

 * Reference is made to a duplicate list of exhibits being filed as a part of Form 10-Q for the quarter ended September 30, 1995, which list, prepared in accordance with
     Item 102 of Regulation S-T of the Securities and Exchange Commission, immediately precedes the exhibits being filed with Form 10-Q for the quarter ended September 30, 1995.

**   Incorporated herein by reference as indicated.

     (b)   Reports on Form 8-K

     Entergy

           A current report on Form 8-K, dated October 25, 1995, was filed with the SEC on October 25, 1995, reporting information under Item 5. "Other Events."

     GSU

           A current report on Form 8-K, dated October 25, 1995, was filed with the SEC on October 25, 1995, reporting information under Item 5. "Other Events."

                               EXPERTS


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



                                     /s/ Louis E. Buck, Jr.
                                        Louis E. Buck, Jr.
                                 Vice President, Chief Accounting
                                 Officer and Assistant Secretary
                              (For each Registrant and for each as
                                  Principal Accounting Officer)



Date:  November 6, 1995