Form 10-Q
period 1996-03-31
ENTERGY CORP /DE/; ARKANSAS POWER & LIGHT CO; GULF STATES UTILITIES CO; LOUISIANA POWER & LIGHT CO /LA/; MISSISSIPPI POWER & LIGHT CO; NEW ORLEANS PUBLIC SERVICE INC; SYSTEM ENERGY RESOURCES INC
filed 1996-05-06
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1996

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _________

Commission      Registrant, State of Incorporation,    I.R.S. Employer
File Number     Address of Principal Executive         Identification No.
                Offices and Telephone Number

1-11299         ENTERGY CORPORATION                    72-1229752
                (a Delaware corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
                Telephone (504) 529-5262

1-10764         ENTERGY ARKANSAS, INC.                 71-0005900
                (an Arkansas corporation)
                425 West Capitol Avenue, 40th Floor
                Little Rock, Arkansas 72201
                Telephone (501) 377-4000

1-2703          ENTERGY GULF STATES, INC.              74-0662730
                (a Texas corporation)
                350 Pine Street
                Beaumont, Texas  77701
                Telephone (409) 838-6631

1-8474          ENTERGY LOUISIANA, INC.                72-0245590
                (a Louisiana corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
                Telephone (504) 529-5262

0-320           ENTERGY MISSISSIPPI, INC.              64-0205830
                (a Mississippi corporation)
                308 East Pearl Street
                Jackson, Mississippi 39201
                Telephone (601) 368-5000

0-5807          ENTERGY NEW ORLEANS, INC.              72-0273040
                (a Louisiana corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
                Telephone (504) 529-5262

1-9067          SYSTEM ENERGY RESOURCES, INC.          72-0752777
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

Yes     X      No

Common Stock Outstanding            Outstanding at April 30, 1996
Entergy Corporation    ($0.01 par value)          228,043,846

              ENTERGY CORPORATION AND SUBSIDIARIES
             INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         March 31, 1996

                                                          Page
                                                          Number

Definitions                                                 1
Management's Financial Discussion and Analysis -
Liquidity and Capital Resources                             3
Management's Financial Discussion and Analysis -
 Significant Factors and Known Trends                       6
Management's Financial Discussion and Analysis for
 Entergy Corporation and Subsidiaries                       9
Statements of Consolidated Income (Loss) for Entergy
Corporation and Subsidiaries                               13
Statements of Consolidated Cash Flows for Entergy
Corporation and Subsidiaries                               14
Consolidated Balance Sheets for Entergy Corporation
 and Subsidiaries                                          16
Management's Financial Discussion and Analysis for
 Entergy Arkansas, Inc.                                    18
Statements of Income for Entergy Arkansas, Inc.            20
Statements of Cash Flows for Entergy Arkansas, Inc.        21
Balance Sheets for Entergy Arkansas, Inc.                  22
Management's Financial Discussion and Analysis for
 Entergy Gulf States, Inc.                                 24
Statements of Income (Loss) for Entergy Gulf States, Inc. 26 Statements of Cash Flows for Entergy Gulf States, Inc. 27
Balance Sheets for Entergy Gulf States, Inc.               28
Management's Financial Discussion and Analysis for
 Entergy Louisiana, Inc.                                   30
Statements of Income for Entergy Louisiana, Inc.           32
Statements of Cash Flows for Entergy Louisiana, Inc.       33
Balance Sheets for Entergy Louisiana, Inc.                 34
Management's Financial Discussion and Analysis for
Entergy Mississippi, Inc.                                  36
Statements of Income for Entergy Mississippi, Inc.         38
Statements of Cash Flows for Entergy Mississippi, Inc.     39
Balance Sheets for Entergy Mississippi, Inc.               40
Management's Financial Discussion and Analysis for
Entergy New Orleans, Inc.                                  42
Statements of Income for Entergy New Orleans, Inc.         44
Statements of Cash Flows for Entergy New Orleans, Inc.     45
Balance Sheets for Entergy New Orleans, Inc.               46
Management's Financial Discussion and Analysis for
System Energy Resources, Inc.                              49
Statements of Income for System Energy Resources, Inc. 50 Statements of Cash Flows for System Energy Resources, Inc. 51
Balance Sheets for System Energy Resources, Inc.           52
Notes to Financial Statements for Entergy Corporation
and Subsidiaries                                           54
Part II:
  Item 1.  Legal Proceedings                               63
  Item 5.  Other Information                               64
  Item 6.  Exhibits and Reports on Form 8-K                65
Experts                                                    68
Signature                                                  69

This combined Quarterly Report on Form 10-Q is separately filed by Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. None of these companies make any representations as to information relating to the other companies. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 1995, filed by the individual registrants with the SEC and should be read in conjunction therewith. On April 22, 1996, Entergy Corporation filed amendments to its articles of incorporation to change the names of its operating companies.

                             DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

ALJ                      Administrative Law Judge
ANO                      Arkansas Nuclear One Plant
ANO 2                    Unit No. 2 of ANO
Cajun                    Cajun Electric Power Cooperative, Inc.
Capital Funds Agreement  Agreement,  dated as of June  21,  1974,  as amended,  between System Energy and  Entergy
                         Corporation, and the assignments thereof
CitiPower                CitiPower  Ltd.  - an electric  distribution
                         company  serving Melbourne,  Australia,  and
                         surrounding  suburbs, which was acquired  by
                         Entergy on January 5, 1996
Council                  Council   of   the  City  of  New   Orleans,
                         Louisiana
Entergy Arkansas         Entergy  Arkansas,  Inc., formerly  Arkansas
                         Power & Light
Entergy Corporation      Entergy Corporation, a Delaware corporation,
                         successor to Entergy Corporation, a  Florida
                         Corporation
Entergy Gulf States      Entergy  Gulf  States, Inc.,  formerly  Gulf
                         States  Utilities  (including  wholly  owned
                         subsidiaries  - Varibus Corporation,  GSG&T,
                         Inc.,  Prudential  Oil  &  Gas,  Inc.,   and
                         Southern Gulf Railway Company)
Entergy Louisiana        Entergy  Louisiana, Inc., formerly Louisiana
                         Power & Light
Entergy Mississippi      Entergy    Mississippi,    Inc.,    formerly
                         Mississippi Power & Light
Entergy New Orleans      Entergy  New  Orleans,  Inc.,  formerly  New
                         Orleans Public Service, Inc.
Entergy Operations       Entergy  Operations, Inc., a  subsidiary  of
                         Entergy   Corporation  that  has   operating
                         responsibility for ANO, Grand Gulf 1,  River
                         Bend, and Waterford 3
Entergy or System        Entergy  Corporation and its various  direct
                         and indirect subsidiaries
Entergy Services         Entergy Services, Inc.
FASB                     Financial Accounting Standards Board
FERC                     Federal Energy Regulatory Commission
Form 10-K                The  combined Annual Report on Form 10-K for
                         the   year  ended  December  31,  1995,   of
                         Entergy,  Entergy  Arkansas,  Entergy   Gulf
                         States,     Entergy    Louisiana,    Entergy
                         Mississippi, Entergy New Orleans, and System
                         Energy
Grand Gulf 1             Unit No. 1 (nuclear) of the Grand Gulf Plant
KWh                      Kilowatt-hour(s)
LPSC                     Louisiana Public Service Commission
Merger                   The combination transaction, consummated  on
                         December  31,  1993, by which  Entergy  Gulf
                         States   became  a  subsidiary  of   Entergy
                         Corporation and Entergy Corporation became a
                         Delaware Corporation
Money Pool               System  Money  Pool,  which  allows  certain
                         System companies to borrow from, or lend to,
                         certain other System companies
MPSC                     Mississippi Public Service Commission
MWh                      Megawatt-hour(s)
NRC                      Nuclear Regulatory Commission
operating companies      Entergy   Arkansas,  Entergy  Gulf   States,
                         Entergy Louisiana, Entergy Mississippi,  and
                         Entergy New Orleans, collectively
Owner Participant        A  corporation that, in connection with  the
                         Waterford 3 sale and leaseback transactions,
                         has  acquired  a beneficial  interest  in  a
                         trust,  the  Owner Trustee of which  is  the
                         owner  and lessor of undivided interests  in
                         Waterford 3
Owner Trustee            Each institution and/or individual acting as
                         Owner  Trustee under a trust agreement  with
                         an Owner Participant in connection  with the
                         Waterford 3 sale and leaseback transactions
PUCT                     Public Utility Commission of Texas
PURPA                    Public Utility Regulatory Policies Act
River Bend               River  Bend  Nuclear  Plant,  owned  70%  by
                         Entergy Gulf States
SEC                      Securities and Exchange Commission
SFAS                     Statement  of Financial Accounting Standards
                         as  promulgated by the Financial  Accounting
                         Standards Board
System Energy            System Energy Resources, Inc.
System Fuels             System Fuels, Inc.
System or Entergy        Entergy  Corporation and its various  direct
                         and indirect subsidiaries
Waterford 3              Unit No. 3 (nuclear) of the Waterford Plant

                 ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

Cash Flows

      Net cash flow from operations for Entergy Corporation, the operating companies, and System Energy for the three months ended March 31, 1996 and 1995, was as follows:

                              Three Months     Three Months
          Company            Ended 3/31/96    Ended 3/31/95
                                      (In Millions)

          Entergy Corporation     $268.3        $275.6
          Entergy Arkansas        $111.8        $124.8
          Entergy Gulf States     $ 34.8        $129.9
          Entergy Louisiana       $ 88.7        $103.7
          Entergy Mississippi     $ 29.7        $ 51.8
          Entergy New Orleans     $ (2.9)       $ 18.6
          System Energy           $ 67.7        $(26.2)

      For the first quarter of 1996, Entergy Gulf States' and Entergy Louisiana's net cash flow from operations decreased due primarily to higher accounts receivable balances in the three months ended March 31, 1996 than in the same period in 1995, as a result of increased sales in 1996. In addition, Entergy Gulf States had a greater amount of under-recovered fuel costs in the first quarter of 1996 compared to the same period in 1995. An increase in Entergy Mississippi's under-recovered Grand Gulf 1 costs slightly offset by higher sales resulted in an overall decrease in Entergy Mississippi's cash flow from operations for the first quarter of 1996. Entergy Mississippi's accounts receivable balances were higher for the first quarter of 1996 compared to the same period in 1995, also contributing to the decrease. For the first quarter of 1996, Entergy New Orleans' prepayment of certain ad valorem taxes, in addition to an increase in under-recovered fuel cost, resulted in a decrease in its cash flow from operations. System Energy's net cash flow from operations increased for the first quarter of 1996, due primarily to refunds made to associated companies in 1995 resulting from a FERC audit settlement in 1994.

Financing Sources

      As discussed in Note 8, on January 5, 1996, Entergy acquired CitiPower for approximately $1.2 billion. The acquisition was funded by a $294 million equity investment, while the remainder was funded by the issuance of non-recourse debt. Entergy funded the majority of the equity portion of the investment with funds borrowed from a $300 million line of credit. Excluding the CitiPower investment, cash from operations, supplemented by cash on hand, was sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt/preferred stock maturities for the first three months of 1996. Entergy's ability to fund most of its capital requirements with cash from operations results from continued efforts to streamline operations and to reduce costs, as well as from collections under rate phase-in plans that exceed current cash requirements for the related costs. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs so that there is no effect on net income.) The operating companies and System Energy have the ability, subject to regulatory approval, to meet capital requirements through future debt or preferred stock issuances, as discussed below. In addition, to the extent market interest and dividend rates allow, the operating companies and System Energy will refinance high-cost debt and preferred stock prior to maturity.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


      In April 1996, Entergy Corporation filed for authorization from the SEC to issue and sell up to 10 million additional shares of common stock through March 2001, under a new dividend reinvestment plan. SEC authorization is not expected until mid-1996.

      Entergy Corporation periodically reviews its capital structure to determine its future needs for debt and equity financing. Certain agreements and restrictions limit the amount of mortgage bonds and preferred stock that can be issued by the operating companies and System Energy. Based on the most restrictive applicable tests as of March 31, 1996, and assumed annual interest or dividend rates of 8.75% for bonds and 8.25% for preferred stock, each of the operating companies and System Energy could have issued mortgage bonds or preferred stock up to the following amounts:

                                 Mortgage         Preferred
    Company                       Bonds             Stock
    -------------------        ------------     -------------
                                      (In Millions)

    Entergy Arkansas           $    354       $       576
    Entergy Gulf States             (a)               (a)
    Entergy Louisiana          $     49       $       821
    Entergy Mississippi        $    261       $       334
    Entergy New Orleans        $     52       $       190
    System Energy              $    121               (b)


(a) Entergy Gulf States was precluded from issuing mortgage bonds and preferred stock under its earnings coverage tests at March 31, 1996.
(b) System Energy's charter does not provide for the issuance of preferred stock.

     In addition to these amounts, the operating companies and System Energy have the ability, subject to certain conditions, to issue bonds against retired bonds. Such amounts may be significant and, in some cases, no earnings coverage test is required. As a result of the River Bend rate deferrals being written off in the first quarter of 1996 (see Note 7), Entergy Gulf States is currently precluded from issuing first mortgage bonds under its earnings coverage test and issuing preferred stock under its charter. However, Entergy Gulf States has the ability to issue up to approximately $598 million of first mortgage bonds against previously retired bonds. Entergy Gulf States has no earnings coverage limitations on the issuance of preference stock. Entergy Arkansas may also issue preferred stock to refund outstanding preferred stock without meeting an earnings coverage test.

     The operating companies and System Energy have SEC authorization to effect short-term borrowings. See Note 4 to Entergy's Form 10-K for information on the operating companies' and System Energy's short-term borrowing authorizations and bank lines of credit. At March 31, 1996, outstanding short-term borrowings from the Money Pool were as follows (in millions):

            Company                Money Pool

            Entergy Louisiana       $48.0
            Entergy Mississippi     $17.4
            Entergy Operations      $ 7.6
            Entergy Services        $27.8
            System Fuels            $25.0

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES

      In addition, Entergy Services and System Fuels had $22 million and $30 million, respectively, outstanding on their respective available bank lines of credit of $34 million and $45 million at March 31, 1996. Entergy Corporation had $270 million outstanding on its $300 million bank credit facility at March 31, 1996, of which $230 million was used for the acquisition of CitiPower in January 1996.

Financing Uses

      As discussed in Part I of Entergy's Form 10-K, Entergy Corporation has been expanding its investments in nonregulated business opportunities overseas and in the United States. As of March 31, 1996, Entergy Corporation had invested $865.4 million in equity capital (reduced by $172 million of accumulated losses) in nonregulated businesses, which includes the acquisition of CitiPower.

      In addition to investing in nonregulated businesses, Entergy Corporation's capital requirements result from periodically investing in, or making loans to, its subsidiaries, and sustaining its dividends. To meet such capital requirements, Entergy Corporation will utilize internally generated funds, cash on hand, funds remaining on its $300 million credit facility, and other bank financings as may be required. Entergy Corporation receives funds through dividend payments from its domestic utility subsidiaries. During the first quarter of 1996, such common stock dividend payments from subsidiaries totaled $48.7 million. Due to its weakened financial position, Entergy Gulf States has not paid common stock dividends since the third quarter of 1994. Entergy Gulf States is not currently expected to pay common stock dividends during 1996. Entergy Corporation paid $99.7 million of dividends on its common stock during the first quarter of 1996. Declarations of dividends on common stock are made at the discretion of Entergy Corporation's Board of Directors. It is anticipated that management will not recommend future dividend increases to the Board unless such increases are justified by sustained earnings growth of Entergy Corporation and its subsidiaries. See Note 7 to Entergy's Form 10-K for information on dividend restrictions.

Entergy Corporation and Entergy Gulf States

      See Notes 1 and 2 regarding River Bend rate appeals and litigation with Cajun. Adverse rulings in the River Bend rate appeal could result in approximately $286 million of potential write-offs (net of tax) and $188 million in refunds of previously collected revenue. Such write-offs and charges could result in additional substantial net losses being reported in the future by Entergy
Corporation and Entergy Gulf States, with resulting adverse adjustments to common equity of Entergy Corporation and Entergy Gulf States. Adverse resolution of these matters could adversely affect Entergy Gulf States' ability to obtain financing, which in turn could affect Entergy Gulf States' liquidity and ability to pay dividends. Although Entergy Corporation's common shareholders have experienced some dilution in earnings as a result of the Merger, Entergy believes that the Merger will ultimately be beneficial to common shareholders in terms of strategic benefits as well as economies and efficiencies produced.

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

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


Competition and Industry Challenges

       See   "MANAGEMENT'S  FINANCIAL  DISCUSSION  AND   ANALYSIS   -
SIGNIFICANT FACTORS AND KNOWN TRENDS" in Entergy's Form 10-K for a discussion of the increasing competitive pressures facing Entergy and the electric utility industry.

      On April 24, 1996, FERC issued new rules requiring electric utilities to open their transmission lines to other power producers. The rules will take effect sixty days after they are published in the Federal Register.

Retail and Wholesale Rate Issues

     See Note 2 to Entergy's Form 10-K and herein for a discussion of the ongoing trend of regulatory ordered rate reductions as well as incentive and performance-based regulation.

Potential Changes in the Electric Utility Industry

      Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in Entergy's Form 10-K for a discussion of legislative and regulatory developments relating to the potential for retail competition in the areas served by the operating companies.

Significant Industrial Cogeneration Effects

      Cogeneration projects developed or considered by certain of Entergy Gulf States' and Entergy Louisiana's industrial customers over the last several years have caused Entergy Gulf States and Entergy Louisiana to develop and secure approval for rate tariffs lower than those previously approved by the PUCT and LPSC for such industrial customers. In certain cases, contracts or special tariffs that use flexible pricing have been negotiated with industrial customers to keep these customers on the System. The contracts and tariffs are not at full cost-of-service rates. Although the rates may fully recover expenses, they provide only a minimal return, if any, on investment. In the first quarter of 1996, KWh sales to Entergy Gulf States' and Entergy Louisiana's industrial customers at less than full cost-of-service rates made up approximately 28% and 40% of Entergy Gulf States' and Entergy Louisiana's total industrial sales, respectively.

      During 1995, Entergy Louisiana received separate notices from two large industrial customers that they will proceed with proposed cogeneration projects for the purpose of fulfilling their future electric energy needs. These customers will continue to purchase their energy requirements from Entergy Louisiana until their cogeneration facilities are completed and operational, which is expected to occur in 1997-1998. After that time, these customers will still purchase energy from Entergy Louisiana, but at a reduced level. During the first quarter of 1996, these two customers represented an aggregate of approximately 18% of Entergy Louisiana's industrial sales and provided 12% of its total industrial base revenues.

Domestic and Foreign Energy-Related Investments

      Entergy Corporation seeks opportunities to expand its domestic energy-related businesses that are not regulated by state and local utility regulatory authorities, as well as foreign energy-related investments. Such investments are expected to provide returns in excess of domestic regulated utility investments. These investments include power development and new technology related to the utility business. Entergy Corporation's strategy is to identify and pursue business opportunities that have the potential to earn a greater return than its regulated utility operations. Refer to "MANAGEMENT'S FINANCIAL DISCUSSION ANDANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" for a discussion of Entergy Corporation's investments in domestic and foreign energy-related businesses. These investments may involve a greater risk than domestically regulated utility enterprises. In the first quarter of 1996, Entergy Corporation's investments in domestic and foreign energy-related investments reduced consolidated net income by approximately $2.1 million. The power development investments were profitable during the first quarter of 1996 and management believes that they will generally continue to provide profits in the current year. However, the income provided by power development investments was offset by losses experienced by new technology investments.

      Refer  to  "MANAGEMENT'S FINANCIAL DISCUSSION  AND  ANALYSIS  -
SIGNIFICANT  FACTORS AND KNOWN TRENDS" in Entergy's  Form  10-K,  and
Note 8, herein, for a discussion of Entergy's major nonregulated business opportunities and foreign energy-related investments.

ANO Matters

     Entergy Operations has made inspections and repairs from time to time on the boiler tubes in ANO 2's steam generators, which have experienced cracking. Entergy Operations is gathering information and assessing various options for the repair or replacement of ANO 2's steam generators. See Note 1 for additional information.

Deregulated Utility Operations

       Entergy Gulf States discontinued regulatory accounting principles in 1989 for its wholesale jurisdiction and steam department and in 1991 for the Louisiana deregulated portion of River Bend. The recent improving trend in net income from these operations continued during the first quarter of 1996 when the related operating income was $6.2 million compared to $1.2 million for the fiscal year ended 1995.

     The improvement in net income from deregulated operations in the first quarter of 1996 was due to increased revenues and reduced operation and maintenance expenses, partially offset by increased income taxes. Refer to Entergy Gulf States' Results of Operations for discussion of these trends. The future impact of the deregulated utility operations on Entergy's and Entergy Gulf States' results of operations and financial position will depend on future operating costs, the future efficiency and availability of generating units, and the future market prices for energy over the remaining life of the assets. Entergy expects the performance of its deregulated utility operations to continue to improve due to on-going reductions in operation and maintenance expenses. The deregulated operations will be subject to the requirements of SFAS 121, as discussed in Note 7, in determining the recognition of any asset impairment.

Property Tax Exemptions

      As discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS
- - SIGNIFICANT FACTORS AND KNOWN TRENDS" in Entergy's Form 10-K, Waterford 3's local property tax exemption expired in December 1995 and River Bend's local property tax exemption will expire in December 1996. In a March 1996 LPSC order, Entergy Louisiana was permitted to defer the estimated Waterford 3 property tax from January 1996 through June 1996. The order allows for the recovery of the property tax and also for the recovery, from July 1996 through June 1997, of
the  related  deferral.   In  April 1996, Louisiana  authorities  set
Waterford 3's 1996 property tax at $20.8 million.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


Environmental Issues

     Entergy Gulf States has been notified by the U. S. Environmental Protection Agency (EPA) that it has been designated as a potentially responsible party for the clean-up of certain hazardous waste disposal sites. See Note 1 for additional information.

      As a consequence of rules for solid waste regulation issued by the Louisiana Department of Environmental Quality in 1993, Entergy Louisiana is upgrading or closing certain of its power plant wastewater impoundments. See Note 1 for additional information.

Accounting Issues

      Continued Application of SFAS 71 - As a result of the Energy Policy Act, the actions of regulatory commissions, and other factors, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. The System's financial statements currently reflect, for the most part, assets and costs based on existing cost-based ratemaking regulations in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Continued applicability of SFAS 71 to the System's financial statements requires that rates set by an independent regulator on a cost-of-service basis can actually be charged to and collected from customers.

      In the event that all or a portion of a utility's operations cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation, or a change in the competitive environment for the utility's regulated services, the utility should discontinue application of SFAS 71 for the relevant portion of its obligations. The discontinuation should be reported by elimination from the balance sheet of the effects of any actions of regulators recorded as regulatory assets and liabilities.

      As of March 31, 1996, and for the foreseeable future, the System's financial statements continue to follow SFAS 71, except for certain portions of Entergy Gulf States' business.

      Accounting for Decommissioning Costs -. In February 1996, the FASB issued an exposure draft of a proposed SFAS addressing the accounting for decommissioning costs of nuclear generating units as well as liabilities related to the closure and removal of all long-lived assets. See Note 1 for a discussion of proposed changes in the accounting for decommissioning/closure costs and the potential impact of these changes on Entergy.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

ENTERGY

Net Income

      Consolidated net income decreased for the three months ended March 31, 1996 due to the $174 million net of tax write-off of River Bend rate deferrals pursuant to SFAS 121 and the cumulative effect of the prior year change in accounting method for incremental nuclear refueling outage maintenance costs at Entergy Arkansas. Excluding the above mentioned items, net income would have increased $32.4 million in the first quarter of 1996 due primarily to increased energy sales to retail customers.

      Significant factors affecting the results of operations and causing variances between the three months ended March 31, 1996, and 1995 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      Detailed below are Entergy's electric revenues associated with its domestic regulated operations by source and KWh sales for the three months ended March 31, 1996, and 1995:

                                  Three Months Ended    Increase/
         Description              1996       1995      (Decrease)    %
                                           (In Millions)
Electric Operating Revenues:
  Residential                     $ 507.1    $ 441.5       $ 65.6   15
  Commercial                        354.5      324.7         29.8    9
  Industrial                        460.3      414.1         46.2   11
  Governmental                       38.7       35.1          3.6   10
                                 --------   --------      -------
    Total retail                  1,360.6    1,215.4        145.2   12
  Sales for resale                   90.1       70.0         20.1   29
  Other                             (37.6)      (7.9)       (29.7) 376
                                 --------   --------      -------
    Total                        $1,413.1   $1,277.5      $ 135.6   11
                                 ========   ========      =======

Billed Electric Energy
 Sales (Millions of KWh):
  Residential                       6,667      5,860          807  14
  Commercial                        4,792      4,473          319   7
  Industrial                       10,445     10,035          410   4
  Governmental                        556        539           17   3
                                 --------   --------     --------
    Total retail                   22,460     20,907        1,553   7
  Sales for resale                  2,575      1,844          731  40
                                 --------   --------     --------
    Total                          25,035     22,751        2,284  10
                                 ========   ========     ========

     Electric operating revenues increased for the three months ended March 31, 1996, as a result of higher fuel adjustment revenues, which do not affect net income, and increases in retail sales and sales for resale, partially offset by rate reductions at Entergy Louisiana and Entergy New Orleans. Cold weather in 1996 and non-weather related volume growth contributed to the increase in retail electric operating revenues. The increase in sales for resale was primarily the result of increased energy sales outside of Entergy's service area.

                ENTERGY CORPORATION AND S.UBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

      The changes in electric operating revenues associated with Entergy's domestic regulated operations for the three months ended March 31, 1996, are as follows:

                                         Three Months Ended
               Description               Increase/(Decrease)
                                            (In Millions)

   Change in base revenues                       $(26.0)
   Rate riders                                      2.6
   Fuel cost recovery                             101.5
   Sales volume/weather                            67.1
   Other revenue (including unbilled)             (29.7)
   Sales for resale                                20.1
                                               --------
   Total                                         $135.6
                                               ========

      Gas operating revenues increased for the three months ended March 31, 1996, because of increased sales related to colder than normal winter weather and increased fuel adjustment revenues.

       Nonregulated and foreign-energy related business revenues increased for the three months ended March 31, 1996, as a result of the January 1996 acquisition of CitiPower. See Note 8 for additional information regarding CitiPower.

Expenses

      Operating expenses for the three months ended March 31, 1996, include the operating expenses of CitiPower, which are not included in the prior year financial statements. See Note 8 for additional information regarding CitiPower.

       Excluding the operating expenses of CitiPower, Entergy's operating expenses increased for the three months ended March 31, 1996, due primarily to increased fuel and purchased power expenses, depreciation and decommissioning expenses, and higher income tax expense. These increases were offset in part by lower operating and maintenance expenses and the effect of certain rate deferrals. Fuel and purchased power expenses increased as a result of the increase in energy sales as discussed above. Depreciation and decommissioning expenses increased as a result of increased depreciation rates and decommissioning costs as reflected in the 1995 System Energy/FERC rate increase filing. Income tax expenses increased primarily due to higher pretax income excluding the River Bend rate deferral write-off and the prior year change in accounting method. In addition, taxes other than income taxes increased primarily due to the expiration of Waterford 3's local property tax exemption in December 1995.

     Other operation and maintenance expenses decreased for the three months ended March 31, 1996, due to lower payroll related expenses, resulting from restructuring programs, as discussed in Note 6, in addition to ongoing operating efficiency improvement programs throughout Entergy. The deferral of Waterford 3 local property taxes, the deferral of a portion of the proposed System Energy rate increase at Entergy Mississippi and Entergy New Orleans, and the deferral of least cost planning expenses at Entergy New Orleans resulted in a reduction to Entergy's operating expenses in 1996.

      Other Income decreased for the three months ended March 31, 1996, as a result of the write-off of River Bend rate deferrals pursuant to SFAS 121, as discussed in Note 7.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      Interest charges increased for the three months ended March 31, 1996, due primarily to interest on long-term debt related to the investment in CitiPower and borrowings by Entergy Corporation from the $300 million line of credit, which were used to fund the acquisition of CitiPower. Excluding these increases, interest expense decreased $4.5 million due to ongoing retirement and refinancing of high cost debt at the operating companies.

                 ENTERGY CORPORATION AND SUBSIDIARIES
               STATEMENTS OF CONSOLIDATED INCOME (LOSS)
          For the Three Months Ended  March 31, 1996 and 1995
                            (Unaudited)

                                                 1996         1995
                                                 -------      -------
                                               (In Thousands, Except
                                                    Share Data)
Operating Revenues:
  Electric                                    $1,413,068   $1,277,490
  Natural gas                                     57,473       40,670
  Steam products                                  15,578       10,632
   Nonregulated and foreign energy-related       112,873        8,608
     businesses
                                              ----------   ----------
        Total                                  1,598,992    1,337,400
                                              ----------   ----------
Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                  375,764      288,960
     Purchased power                             158,157       82,509
     Nuclear refueling outage expenses            14,209       19,014
     Other operation and maintenance             353,212      359,593
  Depreciation, amortization, and                194,567      170,480
    decommissioning
  Taxes other than income taxes                   88,971       76,635
  Income taxes                                    62,586       29,621
  Rate deferrals                                 (19,802)           -
  Amortization of rate deferrals                  91,511       81,768
                                              ----------   ----------
        Total                                  1,319,175    1,108,580
                                              ----------   ----------
Operating Income                                 279,817      228,820
                                              ----------   ----------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                             2,558        2,494
  Write-off of River Bend rate deferrals        (194,498)           -
  Miscellaneous - net                             10,778       17,556
  Income taxes                                    14,906       (6,619)
                                              ----------   ----------
        Total                                   (166,256)      13,431
                                              ----------   ----------
Interest Charges:
  Interest on long-term debt                     172,843      160,631
  Other interest - net                            11,847        8,990
  Allowance for borrowed funds used
   during construction                            (2,138)      (2,197)
  Preferred and preference dividend
   requirements of
   subsidiaries and other                         18,081       19,850
                                              ----------   ----------
        Total                                    200,633      187,274
                                              ----------   ----------
Income (Loss) before the Cumulative Effect
of Accounting Change                             (87,072)      54,977

Cumulative Effect of Accounting
  Change (net of income taxes)                         -       35,415
                                              ----------     --------
Net Income (Loss)                               ($87,072)     $90,392
                                              ==========     ========
Earnings (Loss) per average common share
 before cumulative effect of
 accounting change                               ($0.38)        $0.24
Earnings (Loss) per average common share         ($0.38)        $0.40
Dividends declared per common share               $0.90         $0.90
Average number of common shares
 outstanding                                227,780,604   227,415,009

See Notes to Financial Statements.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED CASH FLOWS
            For the Three Months Ended March 31, 1996 and 1995
                             (Unaudited)

                                                             1996       1995
                                                           --------   --------
                                                              (In Thousands)
Operating Activities:
  Net income (loss)                                        ($87,072)   $90,392
  Noncash items included in net income (loss):
    Write-off of River Bend rate deferrals                  194,498          -
    Cumulative effect of a change in accounting principle         -    (35,415)
    Change in rate deferrals/excess capacity-net            105,388     81,057
    Depreciation, amortization, and decommissioning         194,567    170,480
    Deferred income taxes and investment tax credits        (45,013)   (20,030)
    Allowance for equity funds used during                   (2,558)    (2,494)
      construction
  Changes in working capital:
    Receivables                                              37,148    104,230
    Fuel inventory                                           23,212     (9,605)
    Accounts payable                                        (32,984)   (70,433)
    Taxes accrued                                            65,289     63,030
    Interest accrued                                        (65,276)   (13,246)
    Other working capital accounts                          (81,209)   (33,005)
  Decommissioning trust contributions                       (12,146)    (5,666)
  Provision for estimated losses and reserves                 5,667     11,314
  Other                                                     (31,202)   (55,028)
                                                        -----------   --------
    Net cash flow provided by operating activities          268,309    275,581
                                                        -----------   --------
Investing Activities:
  Construction/capital expenditures                        (131,435)  (108,367)
  Allowance for equity funds used during construction         2,558      2,494
  Nuclear fuel purchases                                    (65,430)    (9,672)
  Proceeds from sale/leaseback of nuclear fuel               46,872     39,440
  Acquisition of CitiPower                               (1,156,112)         -
  Investment in nonregulated/nonutility properties           (5,171)   (23,246)
                                                        -----------   --------
    Net cash flow used in investing activities           (1,308,718)   (99,351)
                                                        -----------   --------
Financing Activities:
  Proceeds from the issuance of:
    First mortgage bonds                                    198,250          -
    General and refunding mortgage bonds                     39,608          -
    Bank notes and other long-term debt                     946,167          -
  Retirement of:
    First mortgage bonds                                   (133,687)   (20,825)
    General and refunding mortgage bonds                          -    (29,200)
    Other long-term debt                                    (92,744)       (25)
  Redemption of preferred stock                             (19,704)   (24,250)
  Changes in short-term borrowings - net                    277,000    (38,625)
  Common stock dividends paid                               (99,714)  (101,969)
                                                        -----------   --------
      Net cash flow provided by (used in) financing       1,115,176   (214,894)
        activities
                                                        -----------   --------
Effect of exchange rates on cash and cash equivalents            40          -

Net increase (decrease) in cash and cash equivalents         74,807    (38,664)

Cash and cash equivalents at beginning of period            533,590    613,907
                                                        -----------   --------
Cash and cash equivalents at end of period                 $608,397   $575,243
                                                        ===========   ========

                    ENTERGY CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
            For the Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                                       1996      1995
                                                     --------  --------
                                                        (In Thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized             $239,354  $172,220
    Income taxes                                      $12,032    $2,564
  Noncash investing and financing activities:
     Capital lease obligations incurred                     -   $27,804
     Change in unrealized appreciation/depreciation of
       decommissioning trust assets                   ($4,265)   $9,972


See Notes to Financial Statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    March 31, 1996 and December 31, 1995
                                (Unaudited)

                                                      1996           1995
                                                   -----------   -----------
                                                       (In Thousands)
                     ASSETS
Utility Plant:
  Electric                                         $22,332,245    $21,698,593
  Plant acquisition adjustment - GSU                   467,623        471,690
  Electric plant under leases                          676,275        675,425
  Property under capital leases - electric             140,400        145,146
  Natural gas                                          167,919        166,872
  Steam products                                        77,558         77,551
  Construction work in progress                        539,412        482,950
  Nuclear fuel under capital leases                    296,514        312,782
  Nuclear fuel                                          67,500         49,100
                                                   -----------    -----------
           Total                                    24,765,446     24,080,109
  Less - accumulated depreciation and                8,413,266      8,259,318
   amortization
                                                   -----------    -----------
           Utility plant - net                      16,352,180     15,820,791
                                                   -----------    -----------
Other Property and Investments:
  Decommissioning trust funds                          295,618        277,716
  Other                                                454,572        434,619
                                                   -----------    -----------
           Total                                       750,190        712,335
                                                   -----------    -----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                38,979         42,822
    Temporary cash investments - at cost,
      which approximates market                        392,248        490,768
    Special deposits                                   177,170              -
                                                   -----------    -----------
           Total cash and cash equivalents             608,397        533,590
  Notes receivable                                       6,087          6,907
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
     $8.2 million in 1996 and $7.1 million in 1995)    353,939        333,343
    Other                                               67,118         59,176
    Accrued unbilled revenues                          283,916        293,461
  Deferred fuel                                         70,099         25,924
  Fuel inventory - at average cost                      98,955        122,167
  Materials and supplies - at average cost             355,712        345,330
  Rate deferrals                                       422,760        420,221
  Prepayments and other                                160,297        175,121
                                                   -----------    -----------
           Total                                     2,427,280      2,315,240
                                                   -----------    -----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                     733,902      1,033,282
    SFAS 109 regulatory asset - net                  1,199,525      1,279,495
    Unamortized loss on reacquired debt                223,187        224,131
    Other regulatory assets                            376,162        329,397
  Long-term receivables                                225,130        224,726
  Citipower license (net of $3.3 million of            616,947              -
    amortization)
  Other                                                344,750        326,533
                                                   -----------    -----------
           Total                                     3,719,603      3,417,564
                                                   -----------    -----------
           TOTAL                                   $23,249,253    $22,265,930
                                                   ===========    ===========
See Notes to Financial Statements.

                    ENTERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                    March 31, 1996 and December 31, 1995
                                (Unaudited)

                                                      1996           1995
                                                   -----------   -----------
                                                       (In Thousands)

         CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $.01 par value, authorized 500,000,000
    shares; issued 230,017,485 shares              $     2,300    $     2,300
  Paid-in capital                                    4,201,117      4,201,483
  Retained earnings                                  2,042,902      2,335,579
  Cumulative foreign currency translation adjustment    17,255              -
  Less - treasury stock (1,983,639 shares in 1996 and
  2,251,318 in 1995)                                    59,961         67,642
                                                   -----------    -----------
           Total common shareholders' equity         6,203,613      6,471,720

  Subsidiary's preference stock                        150,000        150,000
  Subsidiaries' preferred stock:
   Without sinking fund                                550,955        550,955
   With sinking fund                                   233,755        253,460
  Long-term debt                                     7,637,897      6,777,124
                                                   -----------    -----------
           Total                                    14,776,220     14,203,259
                                                   -----------    -----------
Other Noncurrent Liabilities:
  Obligations under capital leases                     285,717        303,664
  Other                                                348,071        326,804
                                                   -----------    -----------
           Total                                       633,788        630,468
                                                   -----------    -----------
Current Liabilities:
  Currently maturing long-term debt                    715,568        558,650
  Notes payable                                        322,667         45,667
  Accounts payable                                     468,047        460,379
  Customer deposits                                    146,481        140,054
  Taxes accrued                                        273,117        207,828
  Accumulated deferred income taxes                     97,427         72,847
  Interest accrued                                     130,321        195,445
  Dividends declared                                   109,970         12,194
  Obligations under capital leases                     150,799        151,140
  Other                                                210,889        247,039
                                                   -----------    -----------
           Total                                     2,625,286      2,091,243
                                                   -----------    -----------
Deferred Credits:
  Accumulated deferred income taxes                  3,631,832      3,777,644
  Accumulated deferred investment tax credits          605,796        612,701
  Other                                                976,331        950,615
                                                   -----------    -----------
           Total                                     5,213,959      5,340,960
                                                   -----------    -----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                   $23,249,253    $22,265,930
                                                  ============   ============
See Notes to Financial Statements.

                        ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three months ended March 31, 1996, due primarily to the one-time recording in 1995 of the cumulative effect of the change in accounting method for incremental nuclear refueling outage maintenance costs. Excluding the above mentioned item, net income would have increased $8.6 million for the three months ended March 31, 1996, due primarily to an increase in sales for resale and retail energy sales.

      Significant factors affecting the results of operations and causing variances between the three months ended March 31, 1996, and 1995 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      Detailed below are Entergy Arkansas' operating revenues by source and KWh sales for the three months ended March 31, 1996, and 1995:

                                  Three Monthe Ended   Increase/
         Description              1996       1995     (Decrease)     %
                                          (In Millions)
Electric Operating Revenues:
  Residential                     $ 132.2    $ 124.2       $ 8.0    6
  Commercial                         70.6       68.3         2.3    3
  Industrial                         77.7       77.6         0.1    -
  Governmental                        4.1        4.0         0.1    2
                                  -------    -------     -------
    Total retail                    284.6      274.1        10.5    4
  Sales for resale
    Associated companies             59.8       29.1        30.7  105
    Non-associated companies         48.8       38.6        10.2   26
  Other                             (10.1)      (2.2)       (7.9)   *
                                  -------    -------     -------
    Total                         $ 383.1    $ 339.6      $ 43.5   13
                                  =======    =======     =======

Billed Electric Energy
 Sales (Millions of KWh):
  Residential                       1,571      1,426         145   10
  Commercial                          996        947          49    5
  Industrial                        1,525      1,439          86    6
  Governmental                         56         53           3    6
                                  -------    -------     -------
    Total retail                    4,148      3,865         283    7
  Sales for resale
    Associated companies            2,654      1,359       1,295   95
    Non-associated companies        1,674        956         718   75
                                  -------    -------     -------
    Total                           8,476      6,180       2,296   37
                                  =======    =======     =======


* Greater than 200%.

     Electric operating revenues increased for the three months ended March 31, 1996, primarily due to increased sales for resale to associated companies, caused by changes in generation availability and requirements among the operating companies. The increase in retail energy sales resulted from increased customers and associated usage, while the remainder resulted from colder than normal weather.

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      The changes in electric operating revenues for the three months ended March 31, 1996, are as follows:

                                             Three Months Ended
                   Description              Increase/(Decrease)
                                               (In Millions)

      Change in base revenues                    $(3.2)
      Rate riders                                 (1.8)
      Fuel cost recovery                          (1.8)
      Sales volume/weather                        12.3
      Other revenue (including unbilled)          (2.9)
      Sales for resale                            40.9
                                                 -----
      Total                                      $43.5
                                                 =====

Expenses

      Operating expenses increased for the three months ended March 31, 1996, due to an increase in fuel, purchased power, and income tax expenses partially offset by a decrease in other operation and maintenance expenses. The increase in fuel and purchased power expenses is largely due to an increase in generation and purchases related to the increase in sales for resale in the first three months of 1996. Income tax expense increased because of higher pretax income. The decrease in other operation and maintenance expenses is primarily the result of work and materials associated with non-outage related maintenance during ANO 1's refueling outage, which began in mid-February 1995 and lasted through the first quarter of 1995. In addition, ANO 2 underwent a 30 day mid-cycle outage during the first three months of 1995, which also required additional work and materials.



                            ENTERGY ARKANSAS, INC.
                             STATEMENTS OF INCOME
             For the Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                                    1996        1995

                                                  -------      -------

Operating Revenues                                 $383,081      $339,596
                                                   --------      --------
Operating Expenses:
  Operation and maintenance:
   Fuel and fuel-related expenses                    65,200        41,167
   Purchased power                                   98,625        81,747
   Nuclear refueling outage expenses                  7,542         9,185
   Other operation and maintenance                   83,265        93,658
  Depreciation, amortization, and                    41,030        39,352
    decommissioning
  Taxes other than income taxes                       9,018        10,111
  Income taxes                                        3,591        (3,339)
  Amortization of rate deferrals                     36,446        38,033
                                                   --------      --------
        Total                                       344,717       309,914
                                                   --------      --------
Operating Income                                     38,364        29,682
                                                    -------       -------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                1,090           915
  Miscellaneous - net                                 8,239        15,532
  Income taxes                                       (3,228)       (6,097)
                                                   --------      --------
        Total                                         6,101        10,350
                                                   --------      --------
Interest Charges:
  Interest on long-term debt                         24,835        26,933
  Other interest - net                                1,027         3,116
  Allowance for borrowed funds used
   during construction                                 (665)         (731)
                                                   --------      --------
        Total                                        25,197        29,318
                                                   --------      --------
Income before the Cumulative Effect of
  Accounting Change                                  19,268        10,714

Cumulative Effect of Accounting
  Change (net of income taxes)                            -        35,415
                                                   --------      --------
Net Income                                           19,268        46,129

Preferred Stock Dividend Requirements
 and Other                                            4,458         4,561
                                                   --------      --------
Earnings Applicable to Common Stock                $ 14,810      $ 41,568
                                                   ========      ========
See Notes to Financial Statements.

                             ENTERGY ARKANSAS, INC.
                            STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                                           1996         1995
                                                       --------     --------
                                                        (In Thousands)
Operating Activities:
  Net income                                            $19,268      $46,129
  Noncash items included in net income:
  Cumulative effect of a change in accounting principle       -      (35,415)
  Change in rate deferrals/excess capacity-net           35,953       30,665
  Depreciation, amortization, and decommissioning        41,030       39,352
  Deferred income taxes and investment tax credits      (18,102)      (2,071)
  Allowance for equity funds used during construction    (1,090)        (915)
  Changes in working capital:
    Receivables                                          24,582       37,541
    Fuel inventory                                        3,174      (14,460)
    Accounts payable                                     (3,762)      32,917
    Taxes accrued                                        26,025        8,488
    Interest accrued                                    (14,743)         636
    Other working capital accounts                        2,326      (35,323)
  Decommissioning trust contributions                    (4,140)      (2,386)
  Provision for estimated losses and reserves               529        2,968
  Other                                                     733       16,716
                                                       --------     --------
    Net cash flow provided by operating activities      111,783      124,842
                                                       --------     --------
Investing Activities:
  Construction expenditures                             (32,250)     (41,651)
  Allowance for equity funds used during construction     1,090          915
  Nuclear fuel purchases                                (19,081)         (76)
  Proceeds from sale/leaseback of nuclear fuel           18,470           76
                                                       --------     --------
    Net cash flow used in investing activities          (31,771)     (40,736)
                                                       --------     --------
Financing Activities:
  Proceeds from issuance of first mortgage bonds         84,256            -
  Retirement of first mortgage bonds                    (30,437)        (400)
  Redemption of preferred stock                               -       (5,000)
  Dividends paid:
    Common stock                                              -      (32,800)
    Preferred stock                                      (8,917)      (4,727)
                                                       --------     --------
     Net cash flow provided by (used in)                 44,902      (42,927)
       financing activities
                                                       --------     --------
Net increase in cash and cash equivalents               124,914       41,179

Cash and cash equivalents at beginning of period         11,798       80,756
                                                       --------     --------
Cash and cash equivalents at end of period             $136,712     $121,935
                                                       ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                $37,479      $25,916
    Income taxes                                         $6,460            -
  Noncash investing and financing activities:
    Capital lease obligations incurred                        -          $76
    Change in unrealized appreciation/depreciation of
     decommissioning trust assets                       ($4,363)      $6,234

See Notes to Financial Statements.

                        ENTERGY ARKANSAS, INC.
                            BALANCE SHEETS
                March 31, 1996 and December 31, 1995
                             (Unaudited)

                                             1996          1995
                                          -----------  -----------
                                        (In Thousands)
                ASSETS
Utility Plant:
  Electric                                 $ 4,445,035  $ 4,438,519
  Property under capital leases                 46,795       48,968
  Construction work in progress                129,400      119,874
  Nuclear fuel under capital lease             104,526       98,691
                                           -----------  -----------
           Total                             4,725,756    4,706,052

  Less - accumulated depreciation and        1,876,766    1,846,112
    amortization
                                           -----------  -----------
           Utility plant - net               2,848,990    2,859,940
                                           -----------  -----------
Other Property and Investments:
  Investment in subsidiary companies -          11,122       11,122
    at equity
  Decommissioning trust fund                   173,493      166,832
  Other - at cost (less accumulated              5,148        5,085
    depreciation)
                                           -----------  -----------
           Total                               189,763      183,039
                                           -----------  -----------
Current Assets:
  Cash and cash equivalents:
    Cash                                         5,221        7,780
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                    16,524          908
        Other                                   32,797        3,110
    Special deposits                            82,170            -
                                           -----------  -----------
           Total cash and cash                 136,712       11,798
equivalents
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $2.1 million in 1996 and 1995)          67,329       75,445
    Associated companies                        39,589       40,577
    Other                                        7,418        6,962
    Accrued unbilled revenues                   77,622       93,556
  Fuel inventory - at average cost              54,282       57,456
  Materials and supplies - at average cost      76,865       75,030
  Rate deferrals                               137,011      131,634
  Deferred excess capacity                      12,295       11,088
  Deferred nuclear refueling outage costs       24,213       32,824
  Prepayments and other                         13,904       15,215
                                           -----------  -----------
           Total                               647,240      551,585
                                           -----------  -----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                             190,105      228,390
    Deferred excess capacity                     1,732        5,984
    SFAS 109 regulatory asset - net            225,281      219,906
    Unamortized loss on reacquired debt         57,805       58,684
    Other regulatory assets                     72,344       68,160
  Other                                         29,741       28,727
                                           -----------  -----------
           Total                               577,008      609,851
                                           -----------  -----------
           TOTAL                           $ 4,263,001  $ 4,204,415
                                          ============ ============
See Notes to Financial Statements.

                       ENTERGY ARKANSAS, INC.
                           BALANCE SHEETS
               March 31, 1996 and December 31, 1995
                           (Unaudited)

                                             1996          1995
                                          -----------  -----------
                                              (In Thousands)
    CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $0.01 par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares                      $       470  $       470
  Paid-in capital                              590,794      590,844
  Retained earnings                            491,896      492,386
                                           -----------  -----------
     Total common shareholder's equity       1,083,160    1,083,700
  Preferred stock:
     Without sinking fund                      176,350      176,350
     With sinking fund                          49,027       49,027
  Long-term debt                             1,250,122    1,281,203
                                           -----------  -----------
           Total                             2,558,659    2,590,280
                                           -----------  -----------
Other Noncurrent Liabilities:
  Obligations under capital leases              96,641       93,574
  Other                                         71,503       67,444
                                           -----------  -----------
           Total                               168,144      161,018
                                           -----------  -----------
Current Liabilities:
  Currently maturing long-term debt            115,870       28,700
  Notes payable                                    667          667
  Accounts payable:
    Associated companies                        40,880       42,156
    Other                                      117,764      120,250
  Customer deposits                             19,347       18,594
  Taxes accrued                                 66,184       40,159
  Accumulated deferred income taxes             59,814       48,992
  Interest accrued                              15,497       30,240
  Dividends declared                            15,300        4,458
  Co-owner advances                             29,858       34,450
  Deferred fuel cost                            21,050       17,837
  Obligations under capital leases              54,678       54,697
  Other                                         21,103       26,238
                                           -----------  -----------
           Total                               578,012      467,438
                                           -----------  -----------
Deferred Credits:
  Accumulated deferred income taxes            801,114      823,471
  Accumulated deferred investment tax credits  111,737      112,890
  Other                                         45,335       49,318
                                           -----------  -----------
           Total                               958,186      985,679
                                           -----------  -----------
Commitments and Contingencies (Note 1)

           TOTAL                           $ 4,263,001  $ 4,204,415
                                          ============ ============
See Notes to Financial Statements.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three months ended March 31, 1996, due to the $174 million net of tax write-off of River Bend rate deferrals required by the adoption of SFAS 121. Excluding the write-off, net income for the three months ended March 31, 1996, would have increased $19 million primarily due to increased electric retail energy sales, partially offset by increased income tax expenses.

      Significant factors affecting the results of operations and causing variances between the three months ended March 31, 1996, and 1995 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

      Detailed below are Entergy Gulf States' electric operating revenues by source and KWh sales for the three months ended March 31, 1996, and 1995:

                                           Three Months Ended    Increase/
              Description                  1996        1995     (Decrease)     %
                                            (In Millions)
Electric Department Operating Revenues:
  Residential                               $ 134.7   $ 116.5       $ 18.2    16
  Commercial                                  102.5      92.3         10.2    11
  Industrial                                  160.6     142.3         18.3    13
  Governmental                                  7.0       6.2          0.8    13
                                          ---------  --------     --------
    Total retail                              404.8     357.3         47.5    13
  Sales for resale
    Associated companies                        2.8      10.2         (7.4)  (73)
    Non-associated companies                   19.0      14.8          4.2    28
  Other                                        (0.4)     (3.5)         3.1   (89)
                                          ---------  --------     --------
    Total Electric Department               $ 426.2   $ 378.8       $ 47.4    13
                                           ========  ========     ========

Billed Electric Energy
 Sales (Millions of KWh):
  Residential                                 1,825     1,561          264    17
  Commercial                                  1,462     1,342          120     9
  Industrial                                  3,901     3,670          231     6
  Governmental                                   92        88            4     5
                                            -------   -------        -----
    Total retail                              7,280     6,661          619     9
  Sales for resale
    Associated companies                         56       501         (445)  (89)
    Non-associated companies                    500       473           27     6
                                            -------   -------        -----
    Total Electric Department                 7,836     7,635          201     3
  Steam Department                              416       397           19     5
                                            -------   -------        -----
    Total                                     8,252     8,032          220     3
                                            =======   =======        =====


     Electric operating revenues increased for the three months ended March 31, 1996, as a result of higher fuel adjustment revenues, which do not affect net income, and increased customer usage, partially attributable to colder winter weather than in the same period of 1995. Other electric revenues decreased due to a settlement with the United States Department of Energy regarding service and pricing arrangements.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      The changes in electric operating revenues for the three months ended March 31, 1996, are as follows:

                                        Three Months Ended
                Description             Increase/(Decrease)
                                           (In Millions)

       Change in base revenues               $(2.7)
       Fuel cost recovery                     33.9
       Sales volume/weather                   26.8
       Other revenue (including unbilled      (7.4)
       Sales for resale                       (3.2)
                                            ------
       Total                                $ 47.4
                                            ======

      Gas operating revenues increased for the three months ended March 31, 1996, primarily due to an increase in residential sales as a result of colder weather than in the same period of 1995.

Expenses

      Operating expenses increased for the three months ended March 31, 1996, as a result of higher fuel expenses, including purchased power, and higher income taxes. Fuel expenses increased because of higher gas prices and increased energy requirements resulting from higher energy sales. Income taxes increased primarily due to higher pre-tax income for the three months ended March 31, 1996, excluding the net effect of the write-off of River Bend rate deferrals discussed below.

Other

      Other income decreased due to the write-off of River Bend rate deferrals pursuant to the adoption of SFAS 121, which became effective January 1, 1996. See Note 7 for a further discussion. Income taxes on other income decreased as a result of this write-off.

                      ENTERGY GULF STATES, INC.
                     STATEMENTS OF INCOME (LOSS)
          For the Three Months Ended March 31, 1996 and 1995
                             (Unaudited)

                                                 1996         1995
                                                -------      -------
                                                  (In   Thousands)

Operating Revenues:
  Electric                                       $426,177    $378,791
  Natural gas                                      14,876       9,923
  Steam products                                   15,578      10,632
                                                 --------    --------
        Total                                     456,631     399,346
                                                 --------    --------
Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses, and
     gas purchased for resale                     117,409     114,921
    Purchased power                                67,834      40,557
    Nuclear refueling outage expenses               2,360       3,031
    Other operation and maintenance                96,741     101,404
  Depreciation, amortization, and                  51,251      50,339
   decommissioning
  Taxes other than income taxes                    26,334      25,379
  Income taxes                                     11,983        (162)
  Amortization of rate deferrals                   17,644      16,506
                                                 --------    --------
        Total                                     391,556     351,975
                                                 --------    --------
Operating Income                                   65,075      47,371
                                                 --------    --------
Other Income (Deductions):
  Allowance for equity funds used
    during construction                               493         251
  Write-off of River Bend rate deferrals         (194,498)          -
  Miscellaneous - net                               4,940       5,914
  Income taxes                                     18,743        (865)
                                               ----------    --------
        Total                                    (170,322)      5,300
                                               ----------    --------
Interest Charges:
  Interest on long-term debt                       46,488      48,270
  Other interest - net                                950       1,010
  Allowance for borrowed funds used
    during construction                              (428)       (244)
                                               ----------    --------
        Total                                      47,010      49,036
                                               ----------    --------
Net Income (Loss)                                (152,257)      3,635

Preferred and Preference Stock
  Dividend Requirements and Other                   7,219       7,590
                                               ----------    --------
Loss Applicable to Common Stock                 ($159,476)    ($3,955)
                                               ==========    ========
See Notes to Financial Statements.

                           ENTERGY GULF STATES, INC.
                           STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 1996 and 1995
                                 (Unaudited)

                                                          1996        1995
                                                      --------    --------
                                                         (In Thousands)

  Net income (loss)                                  ($152,257)     $3,635
  Noncash items included in net income:
    Write-off of River Bend rate deferrals             194,498           -
    Change in rate deferrals                            17,644      16,506
    Depreciation, amortization, and                     51,251      50,339
      decommissioning
    Deferred income taxes and investment tax            (6,812)        914
      credits
    Allowance for equity funds used during                (493)       (251)
      construction
  Changes in working capital:
    Receivables                                          8,020      58,324
    Fuel inventory                                       6,822         894
    Accounts payable                                      (902)    (10,624)
    Taxes accrued                                       (6,976)     11,043
    Interest accrued                                   (21,462)      4,466
    Reserve for rate refund                                  -      10,560
    Other working capital accounts                     (56,512)     (4,667)
  Decommissioning trust contributions                   (1,481)       (739)
  Provision for estimated losses and reserves            2,648      (3,587)
  Other                                                    777      (6,925)
                                                      --------    --------
    Net cash flow provided by operating activities      34,765     129,888
                                                      --------    --------
Investing Activities:
  Construction expenditures                            (36,419)    (19,136)
  Allowance for equity funds used during construction      493         251
  Nuclear fuel purchases                               (22,188)          -
  Proceeds from sale/leaseback of nuclear fuel          23,375           -
                                                      --------    --------
    Net cash flow used in investing activities         (34,739)    (18,885)
                                                      --------    --------
Financing Activities:
  Proceeds from the issuance of long-term debt             780       2,277
  Retirement of first mortgage bonds                   (20,000)          -
  Redemption of preferred and preference stock          (4,204)     (2,250)
  Dividends paid on preferred and preference            (7,132)     (7,514)
   stock
                                                      --------    --------
    Net cash flow used in financing activities         (30,556)     (7,487)
                                                      --------    --------
Net increase (decrease) in cash and cash               (30,530)    103,516
  equivalents

Cash and cash equivalents at beginning of period       234,604     104,644
                                                      --------    --------
Cash and cash equivalents at end of period            $204,074    $208,160
                                                      ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for
    interest - net of amount capitalized               $66,212     $41,860
    Change in unrealized appreciation/depreciation of
      decommissioning trust assets                           -        $759

See Notes to Financial Statements.

                          ENTERGY GULF STATES, INC.
                               BALANCE SHEETS
                    March 31, 1996 and December 31, 1995
                                (Unaudited)

                                                   1996           1995
                                                -----------    -----------
                                                    (In Thousands)
                    ASSETS
Utility Plant:
  Electric                                        $ 6,962,426   $ 6,942,983
  Natural gas                                          45,782        45,789
  Steam products                                       77,558        77,551
  Property under capital leases                        76,617        77,918
  Construction work in progress                       164,427       148,043
  Nuclear fuel under capital lease                     66,439        69,853
                                                  -----------   -----------
           Total                                    7,393,249     7,362,137

  Less - accumulated depreciation and               2,713,779     2,664,943
   amortization
                                                  -----------   -----------
           Utility plant - net                      4,679,470     4,697,194
                                                  -----------   -----------
Other Property and Investments:
  Decommissioning trust fund                           34,859        32,943
  Other - at cost (less accumulated depreciation)      29,230        28,626
                                                  -----------   -----------
           Total                                       64,089        61,569
                                                  -----------   -----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                7,882        13,751
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                           61,097        46,336
        Other                                         135,095       174,517
                                                  -----------   -----------
           Total cash and cash equivalents            204,074       234,604
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.6 million in 1996 and 1995)                107,171       110,187
    Associated companies                                1,391         1,395
    Other                                              16,854        15,497
    Accrued unbilled revenues                          67,024        73,381
  Deferred fuel costs                                  61,887        31,154
  Accumulated deferred income taxes                    37,721        43,465
  Fuel inventory - at average cost                     25,319        32,141
  Materials and supplies - at average cost             93,097        91,288
  Rate deferrals                                       95,614        97,164
  Prepayments and other                                 9,676        15,566
                                                  -----------   -----------
           Total                                      719,828       745,842
                                                  -----------   -----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                    203,222       419,904
    SFAS 109 regulatory asset-net                     370,522       453,628
    Unamortized loss on reacquired debt                59,475        61,233
    Other regulatory assets                            26,718        27,836
  Long-term receivables                               225,130       224,727
  Other                                               168,119       169,125
                                                  -----------   -----------
           Total                                    1,053,186     1,356,453
                                                  -----------   -----------
           TOTAL                                  $ 6,516,573   $ 6,861,058
                                                  ===========   ===========
See Notes to Financial Statements.

                            ENTERGY GULF STATES, INC.
                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                 (Unaudited)

                                                   1996           1995
                                                -----------    -----------
                                                    (In Thousands)
        CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares                                    $   114,055   $   114,055
  Paid-in capital                                   1,152,592     1,152,505
  Retained earnings                                   198,228       357,704
                                                  -----------   -----------
           Total common shareholder's equity        1,464,875     1,624,264
  Preference stock                                    150,000       150,000
  Preferred stock:
     Without sinking fund                             136,444       136,444
     With sinking fund                                 83,450        87,654
  Long-term debt                                    2,141,303     2,175,471
                                                  -----------   -----------
           Total                                    3,976,072     4,173,833
                                                  -----------   -----------
Other Noncurrent Liabilities:
  Obligations under capital leases                    105,638       108,078
  Other                                                81,636        78,245
                                                  -----------   -----------
           Total                                      187,274       186,323
                                                  -----------   -----------
Current Liabilities:
  Currently maturing long-term debt                   160,425       145,425
  Accounts payable:
    Associated companies                               42,574        31,349
    Other                                             124,401       136,528
  Customer deposits                                    22,179        21,983
  Taxes accrued                                        30,437        37,413
  Interest accrued                                     35,375        56,837
  Nuclear refueling reserve                             6,193        22,627
  Obligations under capital lease                      37,418        37,773
  Other                                                73,031        86,653
                                                  -----------   -----------
           Total                                      532,033       576,588
                                                  -----------   -----------
Deferred Credits:
  Accumulated deferred income taxes                 1,084,204     1,177,144
  Accumulated deferred investment tax credits         206,805       208,618
  Deferred River Bend finance charges                  51,957        58,047
  Other                                               478,228       480,505
                                                  -----------   -----------
           Total                                    1,821,194     1,924,314
                                                  -----------   -----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                  $ 6,516,573   $ 6,861,058
                                                  ===========   ===========
See Notes to Financial Statements.

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months ended March 31, 1996, due primarily to increased revenues and decreased other operation and maintenance expenses, partially offset by increased income taxes.

      Significant factors affecting the results of operations and causing variances between the three months ended March 31, 1996, and 1995 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      Detailed below are Entergy Louisiana's operating revenues by source and KWh sales for the three months ended March 31, 1996, and 1995.


                                     Three Months Ended Increase/
           Description               1996      1995    (Decrease)   %
                                           (In Millions)
Electric Operating Revenues:
  Residential                       $ 135.3  $ 111.9      $ 23.4    21
  Commercial                           86.0     76.0        10.0    13
  Industrial                          175.6    148.9        26.7    18
  Governmental                          8.5      7.7         0.8    10
                                    -------  -------      ------
    Total retail                      405.4    344.5        60.9    18
  Sales for resale
    Associated companies                0.2      0.2           -     -
    Non-associated companies           14.5     10.5         4.0    38
  Other                                (2.3)    (1.7)       (0.6)   35
                                    -------  -------      ------
    Total                           $ 417.8  $ 353.5      $ 64.3    18
                                    =======  =======      ======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                         1,826    1,587         239    15
  Commercial                          1,092    1,019          73     7
  Industrial                          4,213    4,079         134     3
  Governmental                          115      110           5     5
                                    -------  -------      ------
    Total retail                      7,246    6,795         451     7
  Sales for resale
    Associated companies                  3       10          (7)  (70)
    Non-associated companies            233      214          19     9
                                    -------  -------      ------
    Total                             7,482    7,019         463     7
                                    =======  =======      ======

     Electric operating revenues increased for the three months ended March 31, 1996, primarily due to higher fuel adjustment revenues, which do not affect net income, and higher retail sales, partially offset by a decrease in rates. Colder weather and increased customer usage in the first three months of 1996 contributed to the increase in retail sales. A base rate reduction ordered in the second quarter of 1995, and a subsequent settlement of related issues during the fourth quarter of 1995, partially offset the effect of these increases.

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      The changes in electric operating revenues for the three months ended March 31, 1996, are as follows:

                                            Three Months Ended
                   Description             Increase/(Decrease)
                                            (In Millions)

       Change in base revenues                   $(13.8)
       Fuel cost recovery                          54.3
       Sales volume/weather                        20.4
       Other revenue (including unbilled)          (0.6)
       Sales for resale                             4.0
                                                 ------
       Total                                      $64.3
                                                 ======

Expenses

      Operating expenses increased for the three months ended March 31, 1996, due primarily to an increase in fuel and purchased power expenses, income taxes, and taxes other than income taxes offset by a decrease in other operation and maintenance expenses and the recording of rate deferrals in 1996. The increase in fuel and purchased power is primarily due to increased energy sales as noted in "Revenues and Sales" above. Income taxes increased for the three months ended March 31, 1996, because of higher pre-tax income. Taxes other than income taxes increased as the result of the expiration of Waterford 3's local property tax exemption in December 1995, and was offset by the recording of the LPSC-approved rate deferral for these taxes discussed in Note 2. Other operation and maintenance expenses decreased for the three months of 1996 due to lower payroll expenses. Payroll expenses decreased as a result of the restructuring program announced and accrued for during 1994 and 1995, which included a reduction in the number of Entergy Louisiana employees throughout 1995 and into 1996.

                        ENTERGY LOUISIANA, INC.
                         STATEMENTS OF INCOME
          For the Three Months Ended March 31, 1996 and 1995
                              (Unaudited)

                                                1996       1995
                                              -------    -------
                                                (In Thousands)

Operating Revenues                            $417,767    $353,462
                                              --------    --------
Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses              90,680      52,050
    Purchased power                            100,875      74,995
    Nuclear refueling outage expenses            4,000       4,517
    Other operation and maintenance             65,770      73,004
  Depreciation, amortization, and               41,741      38,507
    decommissioning
  Taxes other than income taxes                 19,734      15,716
  Income taxes                                  22,528      18,696
  Rate deferrals                                (6,859)          -
  Amortization of rate deferrals                 6,660       6,660
                                              --------    --------
        Total                                  345,129     284,145
                                              --------    --------
Operating Income                                72,638      69,317
                                              --------    --------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                             277         564
  Miscellaneous - net                              286         372
  Income taxes                                     (26)        (25)
                                              --------    --------
        Total                                      537         911
                                              --------    --------
Interest Charges:
  Interest on long-term debt                    30,717      32,572
  Other interest - net                           2,336       2,085
  Allowance for borrowed funds used
   during construction                            (408)       (491)
                                              --------    --------
        Total                                   32,645      34,166
                                              --------    --------
Net Income                                      40,530      36,062

Preferred Stock Dividend Requirements
  and Other                                      4,915       5,591
                                              --------    --------
Earnings Applicable to Common Stock            $35,615    $ 30,471
                                              ========    ========
See Notes to Financial Statements.

                           ENTERGY LOUISIANA, INC.
                           STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31, 1996 and 1995
                                (Unaudited)

                                                              1996           1995
                                                          --------       --------
                                                               (In Thousands)

Operating Activities:
  Net income                                               $40,530        $36,062
  Noncash items included in net income:
    Change in rate deferrals                                 6,660          6,660
    Depreciation, amortization, and decommissioning         41,741         38,507
    Deferred income taxes and investment tax credits        (4,169)        (9,077)
    Allowance for equity funds used during construction       (277)          (564)
  Changes in working capital:
    Receivables                                              6,447         26,639
    Accounts payable                                        (2,740)       (25,464)
    Taxes accrued                                           40,406         37,282
    Interest accrued                                       (17,143)        (7,458)
    Other working capital accounts                         (11,327)           633
  Decommissioning trust contributions                       (4,393)        (1,204)
  Other                                                     (6,997)         1,708
                                                          --------       --------
    Net cash flow provided by operating activities          88,738        103,724
                                                          --------       --------
Investing Activities:
  Construction expenditures                                (26,235)       (20,055)
  Allowance for equity funds used during                       277            564
   construction
                                                          --------       --------
    Net cash flow used in investing activities             (25,958)       (19,491)
                                                          --------       --------
Financing Activities:
  Proceeds from the issuance of first mortgage bonds       113,994              -
  Retirement of:
    First mortgage bonds                                   (35,000)             -
    Other long-term debt                                       (44)           (25)
  Redemption of preferred stock                             (7,500)        (7,500)
  Changes in short-term borrowings - net                   (28,468)        (7,954)
  Dividends paid:
    Common stock                                           (14,400)       (55,700)
    Preferred stock                                         (5,151)        (5,491)
                                                          --------       --------
      Net cash flow provided by (used in) financing         23,431        (76,670)
        activities
                                                          --------       --------
Net increase in cash and cash equivalents                   86,211          7,563

Cash and cash equivalents at beginning of period            34,370         28,718
                                                          --------       --------
Cash and cash equivalents at end of period                $120,581        $36,281
                                                          ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest - net of amount capitalized                  $48,555        $40,325
   Noncash investing and financing activities:
    Capital lease obligations incurred                           -            $75
     Change in unrealized appreciation/depreciation of
        decommissioning trust assets                          ($94)        $1,294

 See Notes to Financial Statements.

                           ENTERGY LOUISIANA, INC.
                               BALANCE SHEETS
                    March 31, 1996 and December 31, 1995
                                (Unaudited)

                                                 1996              1995
                                              -----------      -----------
                                                       (In Thousands)
                 ASSETS
Utility Plant:
  Electric                                       $ 4,897,057    $ 4,886,898
  Property under capital leases                      231,121        231,121
  Construction work in progress                       95,320         87,567
  Nuclear fuel under capital lease                    63,516         72,864
  Nuclear fuel                                         1,506          1,506
                                                 -----------    -----------
           Total                                   5,288,520      5,279,956

  Less - accumulated depreciation and              1,774,850      1,742,306
    amortization
                                                 -----------    -----------
           Utility plant - net                     3,513,670      3,537,650
                                                 -----------    -----------
Other Property and Investments:
  Nonutility property                                 20,060         20,060
  Decommissioning trust fund                          43,496         38,560
  Investment in subsidiary companies - at equity      14,230         14,230
  Other                                                  869          1,113
                                                 -----------    -----------
           Total                                      78,655         73,963
                                                 -----------    -----------
Current Assets:
  Cash and cash equivalents:
    Cash                                               4,481          3,952
    Temporary cash investments - at cost,
      which approximates market                       21,100         30,418
    Special deposits                                  95,000              -
                                                 -----------    -----------
           Total cash and cash equivalents           120,581         34,370
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
     $1.4 million in 1996 and 1995)                   79,780         72,328
    Associated companies                               1,361          8,033
    Other                                              8,506          8,979
    Accrued unbilled revenues                         55,378         62,132
  Deferred fuel costs                                 13,984         10,200
  Materials and supplies - at average cost            81,375         79,799
  Rate deferrals                                      18,949         25,609
  Deferred nuclear refueling outage costs             17,320         21,344
  Prepayments and other                                9,801          9,118
                                                 -----------    -----------
           Total                                     407,035        331,912
                                                 -----------    -----------
Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                  303,419        301,520
    Unamortized loss on reacquired debt               38,474         39,474
    Other regulatory assets                           31,998         23,935
  Other                                               24,486         23,069
                                                 -----------    -----------
           Total                                     398,377        387,998
                                                 -----------    -----------
           TOTAL                                 $ 4,397,737    $ 4,331,523
                                                 ===========    ===========
See Notes to Financial Statements.

                          ENTERGY LOUISIANA, INC.
                              BALANCE SHEETS
                 March 31, 1996 and December 31, 1995
                               (Unaudited)

                                                 1996              1995
                                              -----------      -----------
                                                      (In Thousands)
     CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $0.01 par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares                           $ 1,088,900    $ 1,088,900
  Capital stock expense and other                     (4,880)        (4,836)
  Retained earnings                                   57,564         72,150
                                                 -----------    -----------
           Total common shareholder's equity       1,141,584      1,156,214
  Preferred stock
     Without sinking fund                            160,500        160,500
     With sinking fund                                92,509        100,009
  Long-term debt                                   1,389,283      1,385,171
                                                 -----------    -----------
           Total                                   2,783,876      2,801,894
                                                 -----------    -----------
Other Noncurrent Liabilities:
  Obligations under capital leases                    35,516         43,362
  Other                                               51,840         50,835
                                                 -----------    -----------
           Total                                      87,356         94,197
                                                 -----------    -----------
Current Liabilities:
  Currently maturing long-term debt                  111,258         35,260
  Notes payable
    Associated companies                              47,991         61,459
    Other                                                  -         15,000
  Accounts payable:
    Associated companies                              40,695         37,494
    Other                                             63,981         69,922
  Customer deposits                                   57,275         56,924
  Taxes accrued                                       59,018         18,612
  Accumulated deferred income taxes                    3,403          3,366
  Interest accrued                                    27,059         44,202
  Dividends declared                                  40,713          5,149
  Obligations under capital leases                    28,000         28,000
  Other                                                7,738         17,397
                                                 -----------    -----------
           Total                                     487,131        392,785
                                                 -----------    -----------
Deferred Credits:
  Accumulated deferred income taxes                  806,422        807,278
  Accumulated deferred investment tax credits        144,145        145,561
  Deferred interest - Waterford 3 lease obligation    24,145         23,947
  Other                                               64,662         65,861
                                                 -----------    -----------
           Total                                   1,039,374      1,042,647
                                                 -----------    -----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                 $ 4,397,737    $ 4,331,523
                                                ============   ============
See Notes to Financial Statements.

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Net Income

      Net income increased for the three months ended March 31, 1996, primarily due to an increase in electric operating revenues and a decrease in other operation and maintenance expenses, partially offset by an increase in income tax expense.

      Significant factors affecting the results of operations and causing variances between the three months ended March 31, 1996, and 1995 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      Detailed below are Entergy Mississippi's operating revenues by source and KWh sales for the three months ended March 31, 1996, and 1995:

                                Three Months Ended  Increase/
        Description             1996        1995    (Decrease)      %
                                      (In Millions)
Electric Operating Revenues:
  Residential                    $ 77.5     $ 67.1      $ 10.4     15
  Commercial                       62.3       55.6         6.7     12
  Industrial                       40.8       40.2         0.6      1
  Governmental                      6.9        6.5         0.4      6
                                -------   --------    --------
    Total retail                  187.5      169.4        18.1     11
  Sales for resale
    Associated companies           13.6        6.6         7.0    106
    Non-associated companies        5.3        4.2         1.1     26
  Other                            (2.5)       0.4        (2.9)     *
                                -------   --------    --------
    Total                       $ 203.9    $ 180.6      $ 23.3     13
                               ========   ========    ========
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                     1,055        933         122     13
  Commercial                        777        724          53      7
  Industrial                        694        723         (29)    (4)
  Governmental                       81         78           3      4
                                -------   --------    --------
    Total retail                  2,607      2,458         149      6
  Sales for resale
    Associated companies            269        159         110     69
    Non-associated companies        116        141         (25)   (18)
                                -------   --------    --------
    Total                         2,992      2,758         234      8
                               ========   ========    ========


* - Greater than 200%.

     Electric operating revenues increased for the three months ended March 31, 1996, due to an increase in revenues from the Grand Gulf 1 rate rider, the fuel adjustment clause, and electric sales. In connection with an annual MPSC review, in October 1995, Entergy Mississippi's Grand Gulf 1 rate rider was adjusted upward as a result of its undercollection of Grand Gulf 1 costs. Therefore, Grand Gulf 1 rate rider revenues for the three months ended March 31, 1996, were greater than revenues for the same period last year. Fuel adjustment clause revenues increased due to higher fuel costs, as discussed below. The increase in retail sales volume is primarily attributed to colder than normal

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


weather during the first three months of 1996 compared to the same period in 1995. Sales for resale, specifically sales to associated companies, increased primarily due to changes in the generation requirements and availability among the operating companies.

      The changes in electric operating revenues for the three months ended March 31, 1996, are as follows:

                                       Three Months Ended
                Description            Increase/(Decrease)
                                         (In Millions)

       Change in base revenues               $(0.8)
       Grand Gulf rate rider                   4.2
       Fuel cost recovery                      8.4
       Sales volume/weather                    4.6
       Other revenue (including unbilled)     (1.2)
       Sales for resale                        8.1
                                             -----
       Total                                 $23.3
                                             =====

Expenses

     Fuel and purchased power expenses increased for the three months ended March 31, 1996, due to an increase in the demand for gas caused by the colder than normal weather and the resulting shortage of this fuel. The gas shortage in combination with Entergy Mississippi's need to burn excess oil inventory resulted in increased oil-fired generation during the first three months of 1996. Oil tends to be a more expensive fuel than gas or coal.

     Other operation and maintenance expenses decreased for the three months ended March 31, 1996, due to lower payroll expenses. Payroll expenses decreased as a result of the restructuring programs announced and accrued for during 1994 and 1995, which included a reduction in the number of Entergy Mississippi employees throughout 1995 and into 1996.

      Income taxes increased for the three months ended March 31, 1996, primarily due to a higher pretax income resulting from increased revenue and reduced other operation and maintenance expenses.

      Rate deferrals charged against operating expenses in 1996 represent the deferral of Entergy Mississippi's portion of the proposed System Energy rate increase. In December 1995, Entergy Mississippi received an order from the MPSC to defer such costs. The deferral will end once a final order is issued by the FERC in the System Energy request for a rate increase. Entergy Mississippi will amortize the deferral of the actual FERC authorized rate increase over 48 months beginning October 1998.

      The amortization of rate deferrals increased for the three months ended March 31, 1996, in accordance with the Grand Gulf 1 related deferral plan. The plan allows for the recovery of more Grand Gulf 1-related costs in 1996 than in 1995.

                        ENTERGY MISSISSIPPI, INC.
                           STATEMENTS OF INCOME
            For the Three Months Ended March 31, 1996 and 1995
                               (Unaudited)

                                                     1996         1995
                                                   -------      -------
                                                        (In Thousands)

Operating Revenues                                   $203,902      $180,559
                                                     --------      --------
Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                     39,746        30,389
    Purchased power                                    67,312        57,044
    Other operation and maintenance                    27,649        32,218
  Depreciation and amortization                        10,027         9,397
  Taxes other than income taxes                         9,585        10,589
  Income taxes                                          6,016         3,363
  Rate deferrals                                       (7,151)            -
  Amortization of rate deferrals                       26,264        15,289
                                                     --------      --------
        Total                                         179,448       158,289
                                                     --------      --------

Operating Income                                       24,454        22,270
                                                     --------      --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                    273           259
  Miscellaneous - net                                     (78)           61
  Income taxes                                             30           (23)
                                                     --------      --------
        Total                                             225           297
                                                     --------      --------
Interest Charges:
  Interest on long-term debt                           11,039        11,092
  Other interest - net                                    940         1,906
  Allowance for borrowed funds used
   during construction                                   (224)         (205)
                                                     --------      --------
        Total                                          11,755        12,793
                                                     --------      --------

Net Income                                             12,924         9,774

Preferred Stock Dividend Requirements
 and Other                                              1,248         1,707
                                                     --------      --------
Earnings Applicable to Common Stock                  $ 11,676      $  8,067
                                                     ========      ========
See Notes to Financial Statements.

                           ENTERGY MISSISSIPPI, INC.
                           STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)

                                                             1996        1995
                                                         --------   --------
                                                         (In   Thousands)
Operating Activities:
  Net income                                              $12,924      $9,774
  Noncash items included in net income:
    Change in rate deferrals                               31,475      14,755
    Depreciation and amortization                          10,027       9,397
    Deferred income taxes and investment tax credits       (7,907)     (3,740)
    Allowance for equity funds used during construction      (273)       (259)
  Changes in working capital:
    Receivables                                             4,269      14,012
    Fuel inventory                                          1,055      (1,892)
    Accounts payable                                        4,350      10,730
    Taxes accrued                                         (10,253)     (9,035)
    Interest accrued                                       (9,419)     (7,887)
    Other working capital accounts                          4,977      10,856
  Other                                                   (11,501)      5,129
                                                         --------    --------
    Net cash flow provided by operating activities         29,724      51,840
                                                         --------    --------
Investing Activities:
  Construction expenditures                               (19,297)    (12,275)
  Allowance for equity funds used during construction         273         259
                                                         --------    --------
    Net cash flow used in investing activities            (19,024)    (12,016)
                                                         --------    --------
Financing Activities:
  Retirement of:
    General and refunding mortgage bonds                        -     (40,000)
    First mortgage bonds                                  (25,000)          -
  Redemption of preferred stock                            (8,000)     (8,000)
  Changes in short-term borrowings - net                   17,436      12,319
  Dividends paid:
    Common stock                                           (7,700)     (8,300)
    Preferred stock                                        (1,392)     (1,790)
                                                         --------    --------
    Net cash flow used in financing activities            (24,656)    (45,771)
                                                         --------    --------
Net decrease in cash and cash equivalents                 (13,956)     (5,947)

Cash and cash equivalents at beginning of period           16,945       9,598
                                                         --------    --------
Cash and cash equivalents at end of period                 $2,989      $3,651
                                                         ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                  $20,860     $20,278
    Income taxes                                           $4,932      $1,600

See Notes to Financial Statements.

                         ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                  March 31, 1996 and December 31, 1995
                                (Unaudited)

                                                   1996            1995
                                                 -----------    -----------
                                                        (In Thousands)
                   ASSETS
Utility Plant:
  Electric                                       $ 1,563,264    $ 1,559,955
  Construction work in progress                       63,943         55,443
                                                 -----------    -----------
           Total                                   1,627,207      1,615,398
                                                 -----------    -----------
  Less - accumulated depreciation and                616,324        613,712
   amortization
                                                 -----------    -----------
           Utility plant - net                     1,010,883      1,001,686
                                                 -----------    -----------
Other Property and Investments:
  Investment in subsidiary companies - at equity       5,531          5,531
  Other                                                5,613          5,615
                                                 -----------    -----------
           Total                                      11,144         11,146
                                                 -----------    -----------
Current Assets:
  Cash and cash equivalents:
    Cash                                               2,989          2,574
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                               -          3,248
        Other                                              -         11,123
                                                 -----------    -----------
           Total cash and cash equivalents             2,989         16,945
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
     $1.6 million in 1996 and 1995)                   48,090         46,214
    Associated companies                               4,639          1,134
    Other                                                458          1,967
    Accrued unbilled revenues                         39,009         47,150
  Fuel inventory - at average cost                     5,626          6,681
  Materials and supplies - at average cost            19,431         19,233
  Rate deferrals                                     134,866        130,622
  Prepayments and other                                5,682         11,536
                                                 -----------    -----------
           Total                                     260,790        281,482
                                                 -----------    -----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                   211,353        247,072
    SFAS 109 regulatory asset - net                    8,504          6,445
    Unamortized loss on reacquired debt                9,892         10,105
    Other regulatory assets                           30,164         17,736
  Other                                                6,472          6,311
                                                 -----------    -----------
           Total                                     266,385        287,669
                                                 -----------    -----------
           TOTAL                                 $ 1,549,202    $ 1,581,983
                                                ============   ============
See Notes to Financial Statements.

                           ENTERGY MISSISSIPPI, INC.
                               BALANCE SHEETS
                    March 31, 1996 and December 31, 1995
                                (Unaudited)

                                                   1996            1995
                                                -----------    -----------
                                                       (In Thousands)
       CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares                             $   199,326    $   199,326
  Capital stock expense and other                       (243)          (218)
  Retained earnings                                  226,139        231,463
                                                 -----------    -----------
           Total common shareholder's equity         425,222        430,571
  Preferred stock
     Without sinking fund                             57,881         57,881
     With sinking fund                                 8,770         16,770
  Long-term debt                                     494,932        494,404
                                                 -----------    -----------
           Total                                     986,805        999,626
                                                 -----------    -----------
Other Noncurrent Liabilities                          10,027         11,625
                                                 -----------    -----------
Current Liabilities:
  Currently maturing long-term debt                   36,015         61,015
  Notes payable - associated companies                17,436              -
  Accounts payable:
    Associated companies                              34,581         24,391
    Other                                             26,260         32,100
  Customer deposits                                   24,958         24,339
  Taxes accrued                                       18,386         28,639
  Accumulated deferred income taxes                   55,713         54,090
  Interest accrued                                    12,415         21,834
  Other                                               14,733          6,875
                                                 -----------    -----------
           Total                                     240,497        253,283
                                                 -----------    -----------
Deferred Credits:
  Accumulated deferred income taxes                  273,378        278,581
  Accumulated deferred investment tax credits         26,553         27,978
  Other                                               11,942         10,890
                                                 -----------    -----------
           Total                                     311,873        317,449
                                                 -----------    -----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                 $ 1,549,202    $ 1,581,983
                                                 ===========    ===========
See Notes to Financial Statements.

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months ended March 31, 1996, due primarily to higher electric and gas revenues. Significant factors affecting the results of operations and causing variances between the three months ended March 31, 1996, and 1995 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      Detailed below are Entergy New Orleans' electric operating revenues by source and KWh sales for the three months ended March 31, 1996, and 1995.

                                   Three Months Ended    Increase/
         Description               1996        1995     (Decrease)        %
                                            (In Millions)
Electric Operating Revenues:
  Residential                       $ 27.3      $ 21.8       $ 5.5       25
  Commercial                          33.2        32.5         0.7        2
  Industrial                           5.6         5.1         0.5       10
  Governmental                        12.2        10.7         1.5       14
                                   -------     -------     -------
    Total retail                      78.3        70.1         8.2       12
  Sales for resale
    Associated companies               1.9         1.3         0.6       46
    Non-associated companies           2.5         1.9         0.6       32
  Other                               (2.4)        4.8        (7.2)    (150)
                                   -------     -------     -------
    Total                           $ 80.3      $ 78.1       $ 2.2        3
                                   =======     =======     =======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                          391         352          39       11
  Commercial                           465         440          25        6
  Industrial                           111         123         (12)     (10)
  Governmental                         212         210           2        1
                                   -------     -------     -------
    Total retail                     1,179       1,125          54        5
  Sales for resale
    Associated companies                45          66         (21)     (32)
    Non-associated companies            52          60          (8)     (13)
                                   -------     -------     -------
    Total                            1,276       1,251          25        2
                                   =======     =======     =======


     Electric operating revenues increased for the three months ended March 31, 1996, principally because of an increase in fuel adjustment revenues and retail energy sales. Fuel adjustment revenues increased due to the higher energy sales and higher fuel prices. The majority of the retail sales increase resulted from colder weather in the first three months of 1996 than in the same period in 1995.

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


The changes in electric operating revenues for the three months ended March 31, 1996, are as follows:

                                         Three Months Ended
              Description               Increase/(Decrease)
                                           (In Millions)

  Change in base revenues                     $(5.5)
  Fuel cost recovery                            6.7
  Sales volume/weather                          3.0
  Other revenue (including unbilled)           (3.2)
  Sales for resale                              1.2
                                              -----
  Total                                       $ 2.2
                                              =====

     For the three months ended March 31, 1996, gas operating revenues increased due primarily to increased gas sales as a result of the colder winter and a higher unit purchase price for gas purchased for resale.

Expenses

      Operating expenses increased for the three months ended March 31, 1996, due primarily to increases in fuel expense, gas purchased for resale, and purchased power expense, partially offset by the recording of rate deferrals in 1996. Fuel expense increased due to significantly higher prices for gas used in generation as a result of widespread cold weather in 1996. Gas purchased for resale increased as a result of higher gas sales and a higher unit purchase price, which was caused by the increased demand for gas due to the weather. Purchased power expense increased in the first three months of 1996, as a result of additional power being purchased due primarily to changes in generation availability among the operating companies, partially offset by a decrease in the cost of the power purchased. The rate deferrals recorded were associated with the deferral of costs related to least cost planning, which are expected to be recovered in future rates and the deferral of a portion of the System Energy rate increase being billed to Entergy New Orleans. See Note 2 for a discussion of Entergy New Orleans' deferral of the System Energy rate increase.

                        ENTERGY NEW ORLEANS, INC.
                          STATEMENTS OF INCOME
          For the Three Months Ended March 31, 1996 and 1995
                            (Unaudited)

                                                     1996          1995
                                                   -------        -------
                                                   (In Thousands)

Operating Revenues:
  Electric                                            $80,291       $78,140
  Natural gas                                          42,597        30,746
                                                      -------       -------
        Total                                         122,888       108,886
                                                      -------       -------
Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses,
     and gas purchased for resale                      41,436        30,978
    Purchased power                                    38,739        29,682
    Other operation and maintenance                    16,424        16,753
  Depreciation and amortization                         4,971         4,828
  Taxes other than income taxes                         6,863         7,227
  Income taxes                                          3,985         3,275
  Rate deferrals                                       (5,793)            -
  Amortization of rate deferrals                        4,496         5,280
                                                      -------       -------
        Total                                         111,121        98,023
                                                      -------       -------
Operating Income                                       11,767        10,863
                                                      -------       -------
Other Income (Deductions):
  Allowance for equity funds used
    during construction                                    74            26
  Miscellaneous - net                                     774           416
  Income taxes                                           (298)         (160)
                                                      -------       -------
        Total                                             550           282
                                                      -------       -------
Interest Charges:
  Interest on long-term debt                            4,059         4,329
  Other interest - net                                    282           592
  Allowance for borrowed funds used
    during construction                                   (59)          (21)
                                                      -------       -------
        Total                                           4,282         4,900
                                                      -------       -------
Net Income                                              8,035         6,245

Preferred Stock Dividend Requirements
  and Other                                               241           400
                                                      -------       -------
Earnings Applicable to Common Stock                   $ 7,794       $ 5,845
                                                      =======       =======
See Notes to Financial Statements.

                          ENTERGY NEW ORLEANS, INC.
                          STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 1996 and 1995
                                 (Unaudited)

                                                             1996       1995
                                                         --------   --------
                                                          (In Thousands)
Operating Activities:
  Net income                                               $8,035     $6,245
  Noncash items included in net income:
    Change in rate deferrals                                7,565      6,382
    Depreciation and amortization                           4,971      4,828
    Deferred income taxes and investment tax credits        2,270     (3,309)
    Allowance for equity funds used during                    (74)       (26)
  Changes in working capital:
    Receivables                                             5,675      3,091
    Accounts payable                                       (5,397)     3,676
    Taxes accrued                                           2,584        (30)
    Interest accrued                                       (2,917)      (955)
    Income tax refund                                           -      6,531
    Other working capital accounts                        (18,263)    (4,680)
  Other                                                    (7,339)    (3,175)
                                                         --------   --------
     Net cash flow provided by (used in) operating         (2,890)    18,578
      activities
                                                         --------   --------
Investing Activities:
  Construction expenditures                                (7,919)    (5,028)
  Allowance for equity funds used during construction          74         26
                                                         --------   --------
    Net cash flow used in investing activities             (7,845)    (5,002)
                                                         --------   --------
Financing Activities:
  Proceeds from the issuance of
    general and refunding mortgage bonds                   39,608          -
  Retirement of:
    First mortgage bonds                                  (23,250)         -
    General and refunding mortgage bonds                        -     (9,200)
  Redemption of preferred stock                                 -     (1,500)
  Dividends paid:
    Common stock                                           (3,300)         -
    Preferred stock                                          (482)      (413)
                                                         --------   --------
     Net cash flow provided by (used in) financing         12,576    (11,113)
       activities
                                                         --------   --------
Net increase in cash and cash equivalents                   1,841      2,463

Cash and cash equivalents at beginning of period           49,746      8,031
                                                         --------   --------
Cash and cash equivalents at end of period                $51,587    $10,494
                                                         ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                   $7,054     $5,702

See Notes to Financial Statements.

                          ENTERGY NEW ORLEANS, INC.
                               BALANCE SHEETS
                    March 31, 1996 and December 31, 1995
                                (Unaudited)

                                                 1996             1995
                                            -----------       -----------
                                            (In Thousands)
                 ASSETS
Utility Plant:
  Electric                                      $   483,427     $   483,581
  Natural gas                                       122,137         121,083
  Construction work in progress                      21,850          17,525
                                                -----------     -----------
           Total                                    627,414         622,189

  Less - accumulated depreciation and               337,044         335,021
    amortization
                                                -----------     -----------
           Utility plant - net                      290,370         287,168
                                                -----------     -----------
Other Property and Investments:
  Investment in subsidiary companies - at equity      3,259           3,259
                                                -----------     -----------
Current Assets:
  Cash and cash equivalents:
    Cash                                              1,105           1,693
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                         17,120          10,860
        Other                                        33,362          37,193
                                                -----------     -----------
           Total cash and cash equivalents           51,587          49,746
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $0.5 million in 1996 and $0.8 million in     27,761          29,168
     1995)
    Associated companies                                149             551
    Other                                               498             843
    Accrued unbilled revenues                        13,721          17,242
  Deferred electric fuel and resale gas costs        14,651           2,647
  Materials and supplies - at average cost            9,213           8,950
  Rate deferrals                                     36,320          35,191
  Prepayments and other                              11,021           4,529
                                                -----------     -----------
           Total                                    164,921         148,867
                                                -----------     -----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                  129,222         137,916
    SFAS 109 regulatory asset-net                     7,291           6,813
    Unamortized loss on reacquired debt               1,825           1,932
    Other regulatory assets                          10,153           9,204
  Other                                               1,338           1,047
                                                -----------     -----------
           Total                                    149,829         156,912
                                                -----------     -----------
           TOTAL                                $   608,379     $   596,206
                                                ===========     ===========
See Notes to Financial Statements.

                           ENTERGY NEW ORLEANS, INC.
                                BALANCE SHEETS
                    March 31, 1996 and December 31, 1995
                                  (Unaudited)

                                                     1996          1995
                                                 -----------    -----------
                                                        (In Thousands)
     CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $4 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares                            $    33,744     $    33,744
  Paid-in capital                                    36,294          36,306
  Retained earnings subsequent to the elimination of
     the accumulated deficit on November 30, 1988    80,155          81,261
                                                -----------     -----------
           Total common shareholder's equity        150,193         151,311
  Preferred stock - without sinking fund             19,780          19,780
  Long-term debt                                    168,839         155,958
                                                -----------     -----------
           Total                                    338,812         327,049
                                                -----------     -----------
Other Noncurrent Liabilities                         18,267          17,745
                                                -----------     -----------
Current Liabilities:
  Currently maturing long-term debt                  42,000          38,250
  Accounts payable:
    Associated companies                              7,366          13,851
    Other                                            25,762          24,674
  Customer deposits                                  18,291          18,214
  Accumulated deferred income taxes                  16,218           9,174
  Taxes accrued                                       8,138           5,554
  Interest accrued                                    2,194           5,111
  Dividends declared                                  5,600             482
  Other                                              14,282          13,863
                                                -----------     -----------
           Total                                    139,851         129,173
                                                -----------     -----------
Deferred Credits:
  Accumulated deferred income taxes                  77,517          81,654
  Accumulated deferred investment tax credits         8,459           8,618
  Other                                              25,473          31,967
                                                -----------     -----------
           Total                                    111,449         122,239
                                                -----------     -----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                $   608,379     $   596,206
                                                ===========     ===========
See Notes to Financial Statements.

                    SYSTEM ENERGY RESOURCES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income for the three months ended March 31, 1996, remained relatively unchanged as compared to the same period for 1995.

      Significant factors affecting the results of operations and causing variances between the three months ended March 31, 1996, and 1995 are discussed under "Revenues" and "Expenses" below.

Revenues

     Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf 1.

      Operating revenues were higher for the three months ended March 31, 1996, due primarily to increased depreciation, amortization, and decommissioning expenses. The increase was the result of an increase in decommissioning costs and increased depreciation rates as reflected in the 1995 System Energy FERC rate increase filing, subject to refund. See Note 2 for a discussion of the proposed rate increase.

Expenses

      Operating expenses increased for the three months ended March 31, 1996, due to an increase in depreciation, amortization, and decommissioning expenses and income tax expenses, partially offset by a decrease in nuclear refueling outage expenses and other operation and maintenance expenses. Depreciation, amortization, and decommissioning expenses increased for the three months ended March 31, 1996, due to an increase in depreciation of electric plant in service and decommissioning charges as discussed in "Revenues" above. Total income taxes increased for the three months ended March 31, 1996 as a result of higher pre-tax income. The decrease in nuclear refueling outage expense was attributed to the effect of refueling outage expenses incurred in the first quarter of 1995. The decrease in other operation and maintenance expenses is due to timing differences in construction expenditures.

                     SYSTEM ENERGY RESOURCES, INC.
                         STATEMENTS OF INCOME
          For the Three Months Ended March 31, 1996 and 1995
                             (Unaudited)

                                                          1996          1995
                                                        -------       -------
                                                            (In Thousands)

Operating Revenues                                      $156,424       $151,664
                                                        --------       --------
Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                        12,840         12,335
    Nuclear refueling outage expenses                        308          2,281
    Other operation and maintenance                       21,433         25,099
  Depreciation, amortization, and decommissioning         31,999         25,398
  Taxes other than income taxes                            6,906          7,174
  Income taxes                                            20,692         19,305
                                                        --------       --------
        Total                                             94,178         91,592
                                                        --------       --------
Operating Income                                          62,246         60,072
                                                        --------       --------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                       350            480
  Miscellaneous - net                                        839            725
  Income taxes                                              (315)           551
                                                        --------       --------
        Total                                                874          1,756
                                                        --------       --------
Interest Charges:
  Interest on long-term debt                              37,953         37,434
  Other interest - net                                     1,991          2,333
  Allowance for borrowed funds used
   during construction                                      (354)          (504)
                                                        --------       --------
        Total                                             39,590         39,263
                                                        --------       --------
Net Income                                              $ 23,530       $ 22,565
                                                        ========       ========
See Notes to Financial Statements.

                       SYSTEM ENERGY RESOURCES, INC.
                         STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31, 1996 and 1995
                                (Unaudited)

                                                              1996         1995
                                                          --------     --------
                                                               (In Thousands)
Operating Activities:
  Net income                                               $23,530      $22,565
  Noncash items included in net income:
    Depreciation, amortization, and decommissioning         31,999       25,398
    Deferred income taxes and investment tax credits        (8,897)      (5,501)
    Allowance for equity funds used during construction       (350)        (480)
  Changes in working capital:
    Receivables                                             (2,870)     (95,228)
    Accounts payable                                        17,326       39,786
    Taxes accrued                                           13,735       12,510
    Interest accrued                                       (10,825)      (2,660)
    Other working capital accounts                          (4,711)     (23,839)
  Decommissioning trust contributions                       (2,131)      (1,304)
  FERC Settlement - refund obligation                         (956)           -
  Provision for estimated losses and reserves               13,954            -
  Other                                                     (2,137)       2,574
                                                          --------     --------
      Net cash flow provided by (used in) operating         67,667      (26,179)
        activities
                                                          --------     --------
Investing Activities:
  Construction expenditures                                 (1,384)      (7,734)
  Allowance for equity funds used during construction          350          480
  Nuclear fuel purchases                                      (733)           -
                                                          --------     --------
    Net cash flow used in investing activities              (1,767)      (7,254)
                                                          --------     --------
Financing Activities:
  Proceeds from the issuance of long-term debt              89,192            -
  Retirement of long-term debt                             (92,700)           -
  Changes in short-term borrowings - net                    (2,990)           -
  Common stock dividends paid                              (23,300)           -
                                                          --------     --------
    Net cash flow used in financing activities             (29,798)           -
                                                          --------     --------
Net increase (decrease) in cash and cash equivalents        36,102      (33,433)

Cash and cash equivalents at beginning of period               240       89,703
                                                          --------     --------
Cash and cash equivalents at end of period                 $36,342      $56,270
                                                          ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                   $48,911      $40,903

  Noncash investing and financing activities:
    Capital lease obligation incurred                            -      $27,653
    Change in unrealized appreciation/depreciation of
    decommissioning trust assets                              $192       $1,685

See Notes to Financial Statements.

                       SYSTEM ENERGY RESOURCES, INC.
                             BALANCE SHEETS
                  March 31, 1996 and December 31, 1995
                               (Unaudited)

                                              1996            1995
                                           -----------     -----------
                                                  (In Thousands)
                ASSETS
Utility Plant:
  Electric                                  $ 2,983,843     $ 2,977,303
  Electric plant under lease                    445,155         444,305
  Construction work in progress                  29,931          35,946
  Nuclear fuel under capital lease               62,033          71,374
                                            -----------     -----------
           Total                              3,520,962       3,528,928

  Less - accumulated depreciation and           890,222         861,752
    amortization
                                            -----------     -----------
           Utility plant - net                2,630,740       2,667,176
                                            -----------     -----------
Other Property and Investments:
  Decommissioning trust fund                     43,770          40,927
                                            -----------     -----------
Current Assets:
  Cash and cash equivalents:
    Cash                                            192             240
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                     12,259               -
        Other                                    23,891               -
                                            -----------     -----------
           Total cash and cash equivalents       36,342             240
  Accounts receivable:
    Associated companies                         75,532          72,458
    Other                                         4,633           4,837
  Materials and supplies - at average cost       68,398          67,661
  Prepayments and other                          19,217          16,050
                                            -----------     -----------
           Total                                204,122         161,246
                                            -----------     -----------
Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset-net               284,507         291,181
    Unamortized loss on reacquired debt          55,716          52,702
    Other regulatory assets                     203,053         203,731
  Other                                          14,388          14,049
                                            -----------     -----------
           Total                                557,664         561,663
                                            -----------     -----------
           TOTAL                            $ 3,436,296     $ 3,431,012
                                            ===========     ===========
See Notes to Financial Statements.


                      SYSTEM ENERGY RESOURCES, INC.
                             BALANCE SHEETS
                  March 31, 1996 and December 31, 1995
                               (Unaudited)


                                              1996            1995
                                           -----------     -----------
                                                  (In Thousands)
    CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares                          $   789,350     $   789,350
  Paid-in capital                                     -               7
  Retained earnings                              75,151          85,920
                                            -----------     -----------
     Total common shareholder's equity          864,501         875,277
  Long-term debt                              1,221,152       1,219,917
                                            -----------     -----------
           Total                              2,085,653       2,095,194

Other Noncurrent Liabilities:
  Obligations under capital leases               34,033          44,107
  Other                                          31,767          16,068
                                            -----------     -----------
           Total                                 65,800          60,175
                                            -----------     -----------
Current Liabilities:
  Currently maturing long-term debt             250,000         250,000
  Notes payable-associated companies                  -           2,990
  Accounts payable:
    Associated companies                         16,033          17,458
    Other                                        37,814          19,063
  Taxes accrued                                  86,383          72,648
  Interest accrued                               25,918          36,743
  Dividends declared                             11,000               -
  Obligations under capital lease                28,000          28,000
  Other                                           3,404           4,211
                                            -----------     -----------
           Total                                458,552         431,113
                                            -----------     -----------
Deferred Credits:
  Accumulated deferred income taxes             586,471         602,182
  Accumulated deferred investment tax credits   106,250         107,119
  FERC Settlement - refund obligation            55,892          56,848
  Other                                          77,678          78,381
                                            -----------     -----------
           Total                                826,291         844,530
                                            -----------     -----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                            $ 3,436,296     $ 3,431,012
                                            ===========     ===========
See Notes to Financial Statements.

                ENTERGY CORPORATION AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES

Cajun - River Bend  (Entergy Corporation and Entergy Gulf States)

      Entergy Gulf States has significant business relationships with Cajun, including co-ownership of River Bend (operated by Entergy Gulf States) and Big Cajun 2, Unit 3 (operated by Cajun). Entergy Gulf States and Cajun, respectively, own 70% and 30% undivided interests in River Bend and 42% and 58% undivided interests in Big Cajun 2, Unit 3. These relationships have spawned a number of significant and long-standing disputes and claims between the parties. In a recent development, as more fully described below, a preliminary agreement setting forth terms for the resolution of such disputes has been reached by Entergy Gulf States, the Bankruptcy Trustee for Cajun, and the Rural Utilities Service (RUS).

      In June 1989, Cajun filed a civil action against Entergy Gulf States in the United States District Court for the Middle District of Louisiana (District Court). Cajun's complaint seeks to annul, rescind, terminate, and/or dissolve the Joint Ownership Participation and Operating Agreement (Operating Agreement) entered into on August 28, 1979 relating to River Bend. The suit also seeks to recover Cajun's alleged $1.6 billion investment in the unit plus attorneys' fees, interest, and costs. Two member cooperatives of Cajun have brought an independent action to declare the Operating Agreement void, based upon their failure to get prior LPSC approval alleged to be necessary. Entergy Gulf States believes the suits are without merit and is contesting them vigorously.

      A trial on the portion of the suit by Cajun to rescind the Operating Agreement began in April 1994 and was completed in March 1995. On October 24, 1995, the District Court issued a memorandum opinion ruling in favor of Entergy Gulf States. The District Court found that Cajun had not proved that Entergy Gulf States fraudulently induced it to execute the Operating Agreement and that Cajun failed to timely assert its claim. A final judgment on this portion of the suit will not be entered until all claims asserted by Cajun have been heard. The trial of the second portion of the suit was previously scheduled to begin on July 2, 1996. If the ultimate outcome of this litigation requires Entergy Gulf States to pay substantial damages, it would probably be unable to make such payments and could be forced to seek relief from its creditors under the United States Bankruptcy Code.

      Cajun has not paid its full share of capital costs, operating and maintenance expenses, and other costs for repairs and improvements to River Bend since 1992. Cajun's unpaid portion of River Bend operating and maintenance expenses (including nuclear fuel) and capital costs for the first three months of 1996 was approximately $22.1 million. The cumulative cost to Entergy Gulf States resulting from Cajun's failure to pay its full share of River Bend-related costs, reduced by the proceeds from the sale by Entergy Gulf States of Cajun's share of River Bend power, and payments into the registry of the District Court for Entergy Gulf States' portion of expenses for Big Cajun 2, Unit 3, was $29.1 million as of March 31, 1996, compared with $31.1 million as of December 31, 1995. Cajun's unpaid portion of the River Bend related costs is reflected in long-term receivables with an offsetting reserve in other deferred credits. Cajun's bankruptcy may affect the ultimate collectibility of the amounts owed to Entergy Gulf States, including any amounts that may be awarded in litigation. Cajun continues to pay its share of decommissioning costs for River Bend.

      See Note 8 of Entergy's Form 10-K for additional information regarding the Cajun litigation, Cajun's December 21, 1994 bankruptcy filing, related filings, and the ongoing potential effects of these matters upon Entergy Gulf States.

      In the bankruptcy proceedings, Cajun filed a motion on January 10, 1995, to reject the Operating Agreement as a burdensome executory contract. Entergy Gulf States responded on January 10, 1995, with a memorandum opposing Cajun's motion. Should the court grant Cajun's motion to reject the Operating Agreement, Cajun would be relieved of its financial obligations under the contract, while Entergy Gulf States would likely have a substantial damage claim arising from any such rejection. Although Entergy Gulf States believes that Cajun's motion to reject the Operating Agreement is without merit, it is not possible to predict the outcome of these proceedings.

      On March 8, 1996, Southwestern Electric Power Company (SWEPCO), Entergy Gulf States, and certain member cooperatives of Cajun filed a joint proposal to bring an end to the Cajun bankruptcy proceeding. The proposal was submitted in response to a bid procedure established by the Cajun bankruptcy trustee. On April 22, 1996, the Cajun bankruptcy trustee filed a plan of reorganization with the bankruptcy court based on the proposal of two non-affiliated companies to take over the non-nuclear operations of Cajun. The timing and completion of the reorganization plan depends on bankruptcy court approval and any required regulatory approvals.

      On April 26, 1996, Entergy Gulf States, the Cajun bankruptcy trustee, and the RUS, Cajun's largest creditor, agreed to terms for the settlement of all disputes between Cajun and Entergy Gulf States. The terms include, but are not limited to, the following: (i) Cajuns' interest in River Bend will be turned over to the RUS, which will have the option to retain the interest, sell it to a third party, or transfer it to Entergy Gulf States at no cost; (ii) Cajun will set aside a total of $125 million for the decommissioning of its interest in River Bend; (iii) Cajun will transfer certain transmission assets to Entergy Gulf States; (iv) Cajun will settle transmission disputes and be released from claims for payment under transmission arrangements with Entergy Gulf States as discussed under "Cajun - Transmission Service" below; and (v) all funds paid by Entergy Gulf States into the registry of the District Court will be returned to Entergy Gulf States. The settlement is subject to approvals by the RUS, the Board of Directors of Entergy Corporation and Entergy Gulf States, the U.S. Bankruptcy Court, and appropriate regulatory agencies.

Cajun  - Transmission Service  (Entergy Corporation and Entergy  Gulf
States)

      Entergy Gulf States and Cajun are parties to FERC proceedings relating to transmission service charge disputes. See Note 8 in Entergy's Form 10-K for additional information regarding these FERC proceedings, FERC orders issued as a result of such proceedings, and the potential effects of these proceedings upon Entergy Gulf States.

      Under Entergy Gulf States' interpretation of a 1992 FERC order, as modified by FERC's August 3, 1995, and October 2, 1995 orders, Cajun would owe Entergy Gulf States approximately $66.3 million as of March 31, 1996. Entergy Gulf States further estimates that if it were to prevail in its May 1992 motion for rehearing and on certain other issues decided adversely to Entergy Gulf States in the February 1995, August 1995, and October 1995 FERC orders, which Entergy Gulf States has appealed, Cajun would owe Entergy Gulf States approximately $146.6 million as of March 31, 1996. If Cajun were to prevail in its May 1992 motion for rehearing to FERC, and if Entergy Gulf States were not to prevail in its May 1992 motion for rehearing to FERC, and if Cajun were to prevail in appealing FERC's August and October 1995 orders, Entergy Gulf States estimates it would owe Cajun approximately $99.5 million as of March 31, 1996. The above amounts are exclusive of a $7.3 million payment by Cajun on December 31, 1990, which the parties agreed to apply to the disputed transmission service charges. Pending FERC's ruling on the May 1992 motions for rehearing, Entergy Gulf States has continued to bill Cajun utilizing the historical billing methodology and has recorded underpaid transmission charges, including interest, in the amount of $138.9 million as of March 31, 1996. This amount is reflected in long-term receivables with an offsetting reserve in other deferred credits. Cajun's bankruptcy may affect Entergy Gulf States' collection of the above amounts. FERC has determined that the collection of the pre-petition debt of Cajun is an issue properly decided in the bankruptcy proceeding. Refer to "Cajun - River Bend Litigation" above for a discussion of the potential settlement of the Cajun and Entergy Gulf States disputes.

Capital  Requirements  and Financing  (Entergy  Corporation,  Entergy
Arkansas,   Entergy   Gulf   States,   Entergy   Louisiana,   Entergy
Mississippi, Entergy New Orleans, and System Energy)

      See Note 8 to Entergy's Form 10-K for information on the operating companies' and System Energy's construction expenditures (excluding nuclear fuel) for the years 1996, 1997, and 1998, and long-term debt and preferred stock maturities and cash sinking fund requirements for the period 1996-1998.

Nuclear Insurance, Spent Nuclear Fuel, and Decommissioning Costs
(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System
Energy)

      See Note 8 to Entergy's Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, the disposal of spent nuclear fuel, other high-level radioactive waste, and decommissioning costs associated with ANO, River Bend, Waterford 3, and Grand Gulf 1.

      The SEC has questioned certain of the financial accounting practices of the electric utility industry regarding the recognition, measurement, and classification of decommissioning costs for nuclear plants in the financial statements of electric utilities. In response to these questions, the FASB has been reviewing the accounting for decommissioning and has expanded the scope of its review to include liabilities related to the closure and removal of all long-lived assets. An exposure draft of the proposed SFAS (which is proposed to be effective in 1997) was issued in February 1996. The proposed SFAS would require measurement of the liability for closure and removal of long-lived assets (including decommissioning) based on discounted future cash flows. Those future cash flows should be determined by estimating current costs and adjusting for inflation, efficiencies that may be gained from experience with similar activities, and consideration of reasonable future advances in technology. It also would require that changes in the decommissioning/closure cost liability resulting from changes in assumptions should be recognized with a corresponding adjustment to the plant asset, and depreciation should be revised prospectively. The proposed SFAS states that the initial recognition of the decommissioning/closure cost liability would result in an asset that should be presented with other plant costs on the financial statements because the cost of decommissioning/closing the plant would be recognized as part of the total cost of the plant asset. In addition there would be a regulatory asset recognized on the financial statements to the extent the initial decommissioning/closure liability has increased due to the passage of time, and such costs are probable of future recovery.

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

ANO Matters  (Entergy Corporation and Entergy Arkansas)

      See Note 8 to Entergy's Form 10-K for information on cracks in certain steam generator tubes at ANO 2 that were discovered and repaired during an outage in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages, including the most recent refueling outage in October 1995. During the October 1995 inspection, additional cracks in the tubes were discovered. ANO 2's output has been reduced 23 megawatts due to steam generator fouling and tube plugging. The unit may be approaching the current limit for the number of steam generator tubes that can be plugged with the unit in operation. If the established limit is reached, Entergy Operations could be required during future outages to insert sleeves in some of the steam generator tubes that were previously plugged. Entergy Operations is in the process of gathering information and assessing various options for the repair or the replacement of ANO 2's steam generators. Certain of these options could, in the future, require significant capital expenditures and result in additional outages. However, a decision as to the repair or replacement of ANO 2's steam generators is not expected prior to 1997. Entergy Operations periodically meets with the NRC to discuss the results of inspections of the generator tubes, as well as the timing of future inspections.

Environmental Issues

(Entergy Arkansas)

     In May 1995, Entergy Arkansas was named as a defendant in a suit by Reynolds Metals Company (Reynolds), seeking to recover a share of the costs associated with the clean-up of hazardous substances at a site south of Arkadelphia, Arkansas. Reynolds alleges that it has spent $11.2 million to clean-up the site, and that the site was contaminated with polychlorinated biphenyls for which Entergy Arkansas bears some responsibility. Entergy Arkansas, voluntarily, at its expense, completed remediation at a nearby substation site and believes that it has no liability for contamination at the site that is subject to the Reynolds suit and is contesting the lawsuit. Regardless of the outcome, Entergy Arkansas not believe this matter would have a materially adverse effect on its financial condition or results of operations. See "Environmental Regulation" in Item 1 of
Part I of Entergy's Form 10-K for information on polychlorinated biphenyls contamination at former Reynolds plant sites in Arkansas to which Entergy Arkansas had supplied power.

(Entergy Gulf States)

     Entergy Gulf States has been designated as a potentially responsible party for the clean-up of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the clean-up of certain of these sites.

    Through March 31, 1996, $7.9 million has been expended on the clean-up. As of March 31, 1996, a remaining recorded liability of $21.7 million existed relating to the clean-up of the sites at which Entergy Gulf States has been designated a potentially responsible party. See Note 8 to Entergy's Form 10-K for additional discussion of the sites where Entergy Gulf States has been designated as a potentially responsible party by the EPA and related litigation.

(Entergy Louisiana)

      During 1993, the Louisiana Department of Environmental Quality issued new rules for solid waste regulation, including regulation of waste water impoundments. Entergy Louisiana has determined that certain of its power plant waste water impoundments were affected by these regulations and chose to upgrade or close them. A remaining recorded liability in the amount of $10.2 million existed at March 31, 1996, for waste water upgrades and closures to be completed by the end of 1996. Cumulative expenditures relating to the upgrades and closures of waste water impoundments were $6.3 million as of March 31, 1996. See Note 8 to Entergy's Form 10-K for additional discussion of Entergy Louisiana's waste water impoundment upgrades and closures.

Waterford 3 Lease Obligations  (Entergy Louisiana)

      On September 28, 1989, Entergy Louisiana entered into three transactions for the sale and leaseback of undivided interests (aggregating approximately 9.3%) in Waterford 3. Upon the occurrence of certain events, Entergy Louisiana may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from the lease transactions, and Entergy Louisiana may be required to assume the outstanding bonds issued by the Owner Trustee to finance, in part, its acquisition of the undivided interests in Waterford 3. See
Note 9 to Entergy's Form 10-K for further information.

Reimbursement Agreement  (System Energy)

      Under a bank letter of credit and reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the agreement) of at least 1.60 times earnings. See Note 8 to Entergy's Form 10-K for further information.

NOTE 2.  RATE AND REGULATORY MATTERS

River Bend  (Entergy Corporation and Entergy Gulf States)

      In May 1988, the PUCT granted Entergy Gulf States a permanent increase in annual revenues of $59.9 million resulting from the inclusion in rate base of approximately $1.6 billion of company-wide River Bend plant investment and approximately $182 million of related Texas retail jurisdiction deferred River Bend costs (Allowed Deferrals). In addition, the PUCT disallowed as imprudent $63.5 million of company-wide River Bend plant costs and placed in abeyance, with no finding as to prudence, approximately $1.4 billion of company-wide River Bend plant investment and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs (Abeyed Deferrals).

      As discussed in Note 2 to Entergy's Form 10-K, various appeals of the PUCT's order have been filed (Rate Appeal). Entergy Gulf States filed an appeal with the Texas Supreme Court and, on February 9, 1996, the Texas Supreme Court agreed to hear the appeal. Oral arguments were held on March 19, 1996. The timing of a decision by the Texas Supreme Court is not certain.

      As of March 31, 1996, the River Bend plant costs disallowed for retail ratemaking purposes in Texas and the River Bend plant costs held in abeyance totaled (net of taxes and depreciation) approximately $12 million and $274 million, respectively. Allowed Deferrals were approximately $81 million, net of taxes and amortization, as of March 31, 1996. Entergy Gulf States estimates it has collected approximately $188 million of revenues as of March 31, 1996, as a result of the originally ordered rate treatment by the PUCT of these deferred costs. If recovery of the Allowed Deferrals is not upheld, future revenues based thereon could be lost, and no assurance can be given as to whether or not refunds to customers of revenue received based upon such deferred costs would be required.

      During the first quarter of 1996, Entergy Gulf States wrote off Abeyed Deferrals of $169 million in accordance with SFAS 121, which became effective January 1, 1996, but it has made no write-offs or reserves for the River Bend plant-related costs. A general remand by the Texas Supreme Court in the Rate Appeal would enable Entergy Gulf States to seek recovery of the Abeyed Deferrals. Based on advice from Clark, Thomas & Winters, A Professional Corporation, legal counsel of record in the Rate Appeal, management believes that it is reasonably possible that the case will be remanded to the PUCT, and that the PUCT will be allowed to rule on the prudence of the abeyed River Bend plant costs. Management and legal counsel are unable to predict the amount, if any, of abeyed and previously disallowed River Bend plant costs that ultimately might be disallowed by the PUCT. As of March 31, 1996, a net of tax write-off of up to $286 million could be required if the PUCT ultimately issues an adverse ruling on the abeyed and disallowed plant costs.

      The following factors support management's position that a loss contingency requiring accrual has not occurred, and its belief that all, or substantially all, of the abeyed plant costs will ultimately be recovered:

     1. The $1.4 billion of abeyed River Bend plant costs have never been ruled imprudent and disallowed by the PUCT;
     2. Analysis by Sandlin Associates, which supports the prudence of substantially all of the abeyed construction costs;
     3. Historical inclusion by the PUCT of prudent construction costs in rate base; and
     4. The analysis of Entergy Gulf States' internal legal staff, which has considerable experience in Texas rate case litigation.

      Additionally, based on advice from Clark, Thomas & Winters, A Professional Corporation, legal counsel of record in the Rate Appeal, management believes that it is reasonably possible that the Allowed Deferrals will continue to be recovered in rates, and that it is reasonably possible that the Abeyed Deferrals will be recovered in rates to the extent that the $1.4 billion of abeyed River Bend plant is recovered.


Filings with the LPSC

(Entergy Corporation and Entergy Gulf States)

      See Note 2 in Entergy's Form 10-K for a discussion of Entergy Gulf States' required earnings analysis filing with the LPSC for the test year preceding the Merger (1993). Entergy Gulf States has appealed to the Louisiana Supreme Court the 1994 LPSC order for an annual rate reduction of $12.7 million. During the appeal, the preliminary injunction Entergy Gulf States received from the District Court, relating to the $8.3 million earnings effect of a 1994 change in accounting for unbilled revenues, will remain in effect.

      On May 31, 1995, Entergy Gulf States filed its first required post-Merger earnings analysis with the LPSC. Hearings on this review were held in December 1995 and a decision is expected in mid-1996.

(Entergy Corporation and Entergy Louisiana)

      See Note 2 in Entergy's Form 10-K for a discussion of Entergy Louisiana's performance-based formula rate plan approved in a June 1995 LPSC rate order, Entergy Louisiana's subsequent appeal of the LPSC's order, and the final settlement of this appeal. On April 15, 1996, as required by the performance-based formula rate plan, Entergy Louisiana made its annual earnings filing for the 1995 test year. The filing indicates a required rate reduction due to overearnings in 1995. In addition, rates will be reduced as a result of the expiration of the Waterford 3 phase-in-plan discussed below. These rate reductions will be largely offset by the recovery of the Waterford 3 property tax. Hearings on these issues are expected to begin in June 1996.

      The property tax exemption for Waterford 3 ended in December 1995 and Entergy Louisiana will be required to pay $20.8 million in property taxes to St. Charles Parish for the 1996 tax year. In a March 1996 LPSC order, Entergy Louisiana was permitted to defer the rate recovery of these taxes for the period January 1996 through June 1996. The order allows for the recovery of the property tax and also for the recovery, from July 1996 through June 1997, of the related deferral. In addition, Entergy Louisiana's phase-in-plan for Waterford 3 will expire in November 1996. Entergy Louisiana was recovering deferred costs annually of approximately $28.4 million.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

     On March 15, 1996, Entergy Mississippi filed its annual earnings review with the MPSC under its formula rate plan. On April 18, 1996, the MPSC issued an order approving and adopting a joint stipulation and placing the prospective rate reduction of $5.9 million into effect on May 1, 1996.

Filings  with  the  Council   (Entergy Corporation  and  Entergy  New
Orleans)

      Pursuant to the 1994 NOPSI Settlement, Entergy New Orleans is required to make earnings filings with the Council for the 1995 and 1996 rate years. A review of Entergy New Orleans' earnings for the test year ending September 30, 1995, required Entergy New Orleans to credit customers $6.2 million over a 12-month period which began in March 1996. Hearings before the Council on the reasonableness and prudence of Entergy New Orleans' deferred Least Cost Integrated Resource Planning expenses for cost recovery purposes were previously scheduled for April 1996, but have been delayed.

Proposed Rate Increase

(System Energy)

      System Energy filed an application with FERC on May 12, 1995, for a $65.5 million rate increase. The request seeks changes to System Energy's rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation rate, and the rate of return on common equity. On December 12, 1995, System Energy implemented a $65.5 million rate increase, subject to refund. Hearings on System Energy's request began in January 1996 and were completed in February 1996. The ALJ's initial decision is expected in the latter part of 1996.

(Entergy Mississippi)

      Entergy Mississippi's allocation of the proposed System Energy wholesale rate increase is $21.6 million. In July 1995, Entergy Mississippi filed a schedule with the MPSC that defers the retail recovery of the System Energy rate increase. The deferral plan, which was approved by the MPSC, began in December 1995, the effective date of the System Energy rate increase, and will end after the issuance of a final order by FERC. The deferred rate increase is to be amortized over 48 months beginning October 1998.

(Entergy New Orleans)

      Entergy New Orleans' allocation of the proposed System Energy wholesale rate increase is $11.1 million. In February 1996, Entergy New Orleans filed a plan with the City to defer 50% of the amount of the System Energy rate increase. The deferral began in February 1996 and will end after the issuance of a final order by FERC.

LPSC Fuel Cost Review  (Entergy Corporation and Entergy Gulf States)

      See Note 2 to Entergy's Form 10-K, for a discussion of the LPSC's review of Entergy Gulf States' fuel costs for the period October 1988 through September 1991 and Entergy Gulf States' subsequent appeal of $13.9 million of fuel costs disallowed by the LPSC.

      The LPSC is currently conducting the second phase of its review of Entergy Gulf States' fuel costs for the period October 1991 through December 1994. On June 30, 1995, the LPSC consultants filed testimony recommending a disallowance of $38.7 million of fuel costs. Hearings began in December 1995 and were completed in March 1996. A decision is expected in the second quarter of 1996.


NOTE 3.  COMMON STOCK (Entergy Corporation)

      During the first quarter of 1996, Entergy Corporation issued 267,679 shares of its previously repurchased common stock, reducing the amount held as treasury stock by $7.7 million. Entergy Corporation issued these shares to meet the requirements of its various stock plans.


NOTE 4.  LONG-TERM DEBT

(Entergy Corporation)

      An Entergy subsidiary signed an agreement with several banks on January 5, 1996, to obtain a revolving credit facility in the aggregate amount of $1.2 billion Australian dollars ($870 million US dollars) for the acquisition of CitiPower. The facility was drawn down on that same date, bears interest at an average rate of 8.18%, is non-recourse to Entergy, and matures on June 30, 2000. As part of the CitiPower acquisition, a bank letter of credit and other agreements were secured by Entergy Corporation totaling $79 million as of March 31, 1996.

(Entergy Arkansas)

      On April 26, 1996, Entergy Arkansas redeemed, prior to their maturities, $23.8 million of its 10.375% Series First Mortgage Bonds due October 1, 2020 (all of the outstanding bonds of such series) and $58.4 million of its 10.00% Series First Mortgage Bonds due February 1, 2020, in each case at a price of 100% of their principal amounts, using funds deposited with the mortgage trustee pursuant to the annual maintenance and replacement fund requirement as provided under Entergy Arkansas' mortgage.

(Entergy Louisiana)

     On April 26, 1996, Entergy Louisiana redeemed, in full, prior to its maturity, $95 million of its 10.125% Series First Mortgage Bonds due April 1, 2020 at a price of 100% of its principal amount, using funds deposited with the mortgage trustee pursuant to the annual replacement fund requirement as provided under Entergy Louisiana's mortgage.

(Entergy New Orleans)

      On May 1, 1996, Entergy New Orleans retired, at 100% of the principal amount thereof, $30 million of its 10.95% Series General & Refunding Mortgage Bonds due May 1, 1997, $15 million of which was a scheduled sinking fund requirement.


NOTE 5.  RETAINED EARNINGS (Entergy Corporation)

      On March 24, 1996, Entergy Corporation's Board of Directors declared a common stock dividend of 45 cents per share payable on June 1, 1996, to holders of record on May 10, 1996.


NOTE   6.     RESTRUCTURING  COSTS   (Entergy  Corporation,   Entergy
Arkansas,   Entergy   Gulf   States,   Entergy   Louisiana,   Entergy
Mississippi, and Entergy New Orleans)

      In 1994 and 1995 Entergy implemented various restructuring programs to reduce the number of employees and consolidate offices and facilities. The programs were designed to reduce costs and improve operating efficiencies in order to enable Entergy to become a low-cost producer. The balances as of December 31, 1995, and March 31, 1996, for restructuring liabilities associated with these programs are shown below by company along with the actual termination benefits paid under the programs.

             Restructuring                                Restructuring
            Liability as of    Adjustments    Payments    Liability as of
              December 31,       Made in      Made in        March 31,
Company           1995            1996          1996            1996
                                     (In Millions)

AP&L               $8.3             -          ($3.4)          $4.9
GSU                 5.4             -           (2.4)           3.0
LP&L                2.2             -           (1.2)           1.0
MP&L                2.5           (0.4)         (0.5)           1.6
NOPSI               0.6             -           (0.3)           0.3
Other               5.2            0.4          (1.2)           4.4
                 ------           ----         -----          -----

Total            $ 24.2             -          ($9.0)         $15.2
                 ======           ====         =====          =====

     The restructuring charges shown above primarily include employee severance costs related to the expected termination of approximately 2,750 employees in various groups. As of March 31, 1996, 2,350 employees had either been terminated or accepted voluntary separation packages under the restructuring plan.


NOTE 7.  ACCOUNTING ISSUES

   New Accounting Standard - In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which became effective January 1, 1996. This statement describes circumstances which may result in assets being impaired, in addition to providing criteria for recognition and measurement of asset impairment. In the first quarter of 1996, Entergy Gulf States' regulatory assets of $169 million (net of tax) related to Texas retail deferred River Bend operating and carrying costs and $5 million (net of tax) related to Louisiana retail deferred River Bend operating costs were written off under the provisions of SFAS 121. See Note 1 to Entergy's Form 10-K for additional details regarding other assets and operations potentially impacted in the future by the requirements of SFAS 121 and the process for periodically reviewing those assets and operations for impairment.


NOTE   8.    ENTERGY   CORPORATION-CITIPOWER   ACQUISITION   (Entergy
Corporation)

       On January 5, 1996, Entergy Corporation finalized its acquisition of CitiPower, an electric distribution company serving Melbourne, Australia, and surrounding suburbs. The purchase price of CitiPower was approximately $1.2 billion, of which $294 million represented an equity investment by Entergy Corporation, and the remainder represented debt. Entergy Corporation funded the majority of the equity portion of the investment by using $230 million of its $300 million bank revolving credit facility.

     CitiPower is one of five electric distribution businesses in the state of Victoria. CitiPower's distribution area accounts for approximately ten percent of Victoria's population. For the fiscal year ended June 30, 1995, CitiPower supplied approximately 4.4 million MWh of electricity to over 230,000 customer sites. Approximately 36,000, or 16%, of these sites were commercial customers.

      In accordance with the purchase method of accounting, the three month results of operations for Entergy Corporation reported in its Statements of Consolidated Income and Cash Flows do not reflect CitiPower's results of operations for any period prior to January 5, 1996. If the acquisition had occurred on January 1, 1995, Entergy Corporation's operating revenues would have increased by approximately $100 million for the first quarter, but the effects on the overall results of operations would have been immaterial. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated for the period for which it is being given effect.

     CitiPower's results of operations for the period from January 5, 1996, through March 31, 1996, are included in Entergy Corporation's Consolidated Financial Statements and is stated separately below:

                           Period from January 5, 1996
                                to March 31, 1996
                                  (In Thousands)

Operating revenues               $      91,636

Operating expenses               $      73,630

Interest charges                 $      17,753

Net income                       $         253


              _________________________________________

     In the opinion of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, the accompanying unaudited condensed financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassifying previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. However, the business of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans is subject to seasonal fluctuations, with the peak period occurring during the summer months. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

                ENTERGY CORPORATION AND SUBSIDIARIES
                     PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Merger-Related  Proceedings  (Entergy Corporation  and  Entergy  Gulf
States)

      See "Nuclear Operations" in Item 1 of Part I of Entergy's Form 10-K for information relating to the proceeding pending before the NRC Atomic Safety and Licensing Board (ASLB), which was instigated by Cajun and concerns the two Merger-related license amendments issued by the NRC for River Bend. In March 1996, the ASLB, responding to Cajun's request, dismissed the pending proceedings without prejudice.

Cajun - River Bend  (Entergy Corporation and Entergy Gulf States)

     See Note 8 of Entergy's Form 10-K and Note 1 for a discussion of the Cajun litigation and bankruptcy proceedings.

        On March 8, 1996, SWEPCO, Entergy Gulf States, and certain member cooperatives of Cajun submitted a joint proposal to bring an end to the Cajun bankruptcy proceeding. The proposal was made in response to a bid procedure established by the Cajun bankruptcy trustee. On April 22, 1996, the Cajun bankruptcy trustee filed a plan of reorganization with the bankruptcy court based on a proposal by two non-affiliated companies to take over the non-nuclear operations of Cajun. On April 19, 1996, SWEPCO, Entergy Gulf States and certain Cajun member cooperatives filed a separate plan of reorganization with the court based upon their earlier proposal. The timing and completion of the reorganization plan depends on bankruptcy court approval and any required regulatory approvals.

      On April 26, 1996, Entergy Gulf States, the Cajun bankruptcy trustee, and the Rural Utilities Service (RUS), Cajun's largest creditor, agreed to terms for the settlement of all disputes between Cajun and Entergy Gulf States. The terms include, but are not limited to, the following: (i) Cajuns' interest in River Bend will be turned over to the RUS, which will have the option to retain the interest, sell it to a third party, or transfer it to Entergy Gulf States; (ii) Cajun will set aside a total of $125 million for the decommissioning of its interest in River Bend; (iii) Cajun will transfer certain transmission assets to Entergy Gulf States; (iv) Cajun will settle transmission disputes and be released from claims for payment under transmission arrangements with Entergy Gulf States; and (v) all funds paid by Entergy Gulf States into the registry of the District Court will be returned to Entergy Gulf States. The settlement is subject to further approvals by the RUS, the Board of Directors of Entergy Corporation, the U.S. Bankruptcy Court, and appropriate regulatory agencies.

Panda Energy Corporation Complaint (Entergy Corporation)

      See "Other Regulation and Litigation" in Item 1 of Part I of Entergy's Form 10-K for information relating to the litigation brought by Panda Energy Corporation (Panda) naming Entergy Corporation, Entergy Enterprises, Entergy Power, Entergy Power Asia, Ltd., and Entergy Power Development Corporation as defendants. Panda was seeking damages of $4.8 billion. Entergy believes that this litigation is unfounded, but entered into arrangements on April 30, 1996, to settle the matter for $350,000. Yet, the settlement provided that it may be revoked by Entergy if the court rules in the case. On the same day, the judge advised that he would grant summary judgment for the defendants, because he does not believe that the plaintiff has sustained any provable damages. Entergy will consider whether to revoke the settlement in this case in light of the judge's determination.

Item 4.  Submission of Matters to a Vote of Security Holders

Amended and Restated Articles of Incorporation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      A consent in lieu of a special meeting of common stockholders was executed on April 22, 1996. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of Entergy Arkansas', Entergy Gulf States', Entergy Louisiana's, Entergy Mississippi's, and Entergy New Orleans' common stock. The common stockholder by such consent, approved the amendment of its Amended and Restated Articles of Incorporation to change the name of Arkansas Power & Light to Entergy Arkansas, Inc., the name of Gulf States Utilities Company to Entergy Gulf States, Inc., the name of
Louisiana Power & Light to Entergy Louisiana, Inc., the name of Mississippi Power & Light to Entergy Mississippi, Inc., and the name of New Orleans Public Service, Inc. to Entergy New Orleans, Inc.

Item 5.  Other Information

Earnings  Ratios   (Entergy Arkansas, Entergy  Gulf  States,  Entergy
Louisiana,  Entergy  Mississippi, Entergy  New  Orleans,  and  System
Energy)

     The operating companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

                         Ratios of Earnings to Fixed Charges
                                 Twelve Months Ended
                                     December 31,                          March 31,
                        ------------------------------------------------   ---------
                        1991       1992       1993       1994      1995      1996
                       ------     ------     ------     ------    ------    ------

 Entergy Arkansas       2.25     2.28      3.11(c)     2.32       2.56      2.70
 Entergy Gulf States    1.56     1.72      1.54         .36(d)    1.86      1.11
 Entergy Louisiana      2.40     2.79      3.06        2.91       3.18      3.26
 Entergy Mississippi    2.36     2.37      3.79(c)     2.12       2.92      3.07
 Entergy New Orleans    5.66(b)  2.66      4.68(c)     1.91       3.93      4.18
 System Energy          1.74     2.04      1.87        1.23       2.07      2.08


                        Ratios of Earnings to Combined Fixed Charges and
                                       Preferred Dividends
                                       Twelve Months Ended
                                          December 31,                        March 31,
                      ----------------------------------------------------    ---------
                        1991      1992      1993        1994         1995      1996
                      -------    ------    ------      -------      ------    ------

 Entergy Arkansas     1.87       1.86      2.54(c)     1.97         2.12      2.23
 Entergy Gulf States  1.19       1.37      1.21         .29(d)      1.54      0.92(d)
   (a)
 Entergy Louisiana    1.95       2.18      2.39        2.43         2.60      2.66
 Entergy Mississippi  1.94       1.97      3.08(c)     1.81         2.51      2.64
 Entergy New Orleans  4.97(b)    2.36      4.12(c)     1.73         3.56      3.80


  (a)       "Preferred  Dividends" in the case  of  Entergy  Gulf
            States also include dividends on preference stock.

  (b) Earnings for the year ended December 31, 1991, include the $90 million effect of the 1991 NOPSI
            Settlement.

  (c) Earnings for the year ended December 31, 1993, include $81 million, $52 million, and $18 million for Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans, respectively, related to the change in accounting principle to provide for the accrual of estimated unbilled revenues.

  (d) Earnings for the year ended December 31, 1994, for Entergy Gulf States were not adequate to cover fixed charges by $144.8 million. Earnings for the years ended December 31, 1994, and March 31, 1996, for Entergy Gulf States were not adequate to cover combined fixed charges and preferred dividends by $197.1 million and $22.0 million, respectively.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

   3(a) - Amended and Restated Articles of Incorporation of Entergy Arkansas and amendments thereto through April 22, 1996,

   3(b) - Restated Articles of Incorporation of Entergy Gulf States and amendments thereto through April 22, 1996.

   3(c) -   Restated   Articles   of  Incorporation   of   Entergy
            Louisiana and amendments thereto through April 22, 1996.

   3(d) -   Restated   Articles   of  Incorporation   of   Entergy
            Mississippi and amendments thereto through April 22, 1996.

   3(e) - Restatement of Articles of Incorporation of Entergy New Orleans and amendments thereto through April 22, 1996.

** 4(a) -   Amended and Restated Installment Sale Agreement, dated
            as  of  February 15, 1996, between System  Energy  and
            Claiborne County, Mississippi (filed as Exhibit B-6(a) to Rule 24 Certificate dated March 4, 1996 in File No.
            70-8511).

** 4(b) -   Sixth  Supplemental Indenture, dated as  of  March  1,
            1996,  to  Entergy New Orleans' Mortgage and  Deed  of
            Trust, dated as of May 1, 1987 (filed as Exhibit 4(a) to Form 8-K dated March 22, 1996 in File No. 0-5807).

** 4(c) -   Fifty-third Supplemental Indenture, dated as of  March
            1,  1996,  to Entergy Arkansas' Mortgage and  Deed  of
            Trust, dated as of October 1, 1944 (filed as Exhibit C-
            2 to Form U5S for the year ended December 31, 1995).

** 4(d) -   Fifty-first Supplemental Indenture, dated as of  March
            1,  1996, to Entergy Louisiana's Mortgage and Deed  of
            Trust, dated as of April 1, 1944 (filed as Exhibit  A-
            2(a)  to  Rule 24 Certificate dated April 4,  1996  in
            File No. 70-8487).

** 4(e) -   Share  Sale Agreement (Revised) of December 12,  1995,
            relating  to  acquisition of CitiPower Limited,  among
            State Electricity Commission of Victoria, the State of
            Victoria,  Entergy  Victoria  LDC,  Entergy   Victoria
            Holding  LDC and Entergy Corporation (filed as Exhibit
            C-1(o) to Form U5S for the year ended December 31, 1995 pursuant to Rule 104).

** 4(f) -   Multi-Option Syndicated Facility Agreement,  dated  as
            of   January  5,  1996,  among  CitiPower  Limited  as
            Borrower,  Commonwealth Bank of Australia as  Facility
            Agent,  Bank  of America N.T. & S.A. as Arranger,  and
            Commonwealth  Bank  of Australia as  Security  Trustee
            (filed as Exhibit C-1(p) to Form U5S for the year ended December 31, 1995).

** 4(g) -   Undertaking Agreement, dated as of March 7,  1996,  of
            Entergy Corporation to Commonwealth Bank of Australia as Facility-Agent, of CitiPower Limited's obligations up to maximum of $7,367,000 under the Multi-Option
            Syndicated Facility Agreement (filed as Exhibit C-1(q) to Form U5S for the year ended December 31, 1995).

   23(a) -  Consent  of  Clark, Thomas & Winters  (A  Professional
            Corporation).

   23(b) -  Consent of Sandlin Associates.

   27(a) - Financial Data Schedule for Entergy Corporation and Subsidiaries as of March 31, 1996.

   27(b) -  Financial  Data  Schedule for Entergy Arkansas  as  of
            March 31, 1996.

   27(c) -  Financial Data Schedule for Entergy Gulf States as  of
            March 31, 1996.

   27(d) -  Financial  Data Schedule for Entergy Louisiana  as  of
            March 31, 1996.

   27(e) -  Financial Data Schedule for Entergy Mississippi as  of
            March 31, 1996.

   27(f) -  Financial Data Schedule for Entergy New Orleans as  of
            March 31, 1996.

   27(g) -  Financial Data Schedule for System Energy as of  March
            31, 1996.

   99(a) - Entergy Arkansas' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

   99(b) - Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

   99(c) - Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

   99(d) -  Entergy   Mississippi's  Computation  of   Ratios   of
            Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

   99(e) - Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends, as defined.

   99(f) - System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

** 99(g) -  Annual  Reports  on Form 10-K of Entergy  Corporation,
            Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy for the fiscal year ended December 31, 1995, portions of which are incorporated herein by reference as described elsewhere in this document (filed with the SEC in File Nos. 1-11299, 1-10764, 1-2703, 1-8474, 0-320, 0-5807, and 1-9067,
            respectively).

** 99(h) -  Opinion  of  Clark, Thomas & Winters,  a  professional corporation, dated September 30, 1992 regarding the effect of the October 1, 1991 judgment in Entergy Gulf States v. PUCT in the District Court of Travis County, Texas (99-1 in Registration No. 33-48889).

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

 *   Reference  is  made to a duplicate list of  exhibits  being filed as a part of Form 10-Q for the quarter ended March 31, 1996, which list, prepared in accordance with Item 102 of Regulation S-T of the Securities and Exchange Commission, immediately precedes the exhibits being filed with Form 10-Q for the quarter ended March 31, 1996.

**   Incorporated herein by reference as indicated.

     (b)   Reports on Form 8-K

     Entergy New Orleans

           A current report on Form 8-K, dated March 20, 1996, was filed with the SEC on March 22, 1996, reporting information under Item 5. "Other Events."

     Entergy and Entergy Gulf States

           A current report on Form 8-K, dated March 22, 1996, was filed with the SEC on March 22, 1996, reporting information under Item 5. "Other Events."

     Entergy and Entergy Gulf States

           A current report on Form 8-K, dated April 19, 1996, was filed with the SEC on April 22, 1996, reporting information under Item 5. "Other Events." and Item 7.
           "Financial Statements and Exhibits."

     Entergy and Entergy Gulf States

           A current report on Form 8-K, dated April 29, 1996, was filed with the SEC on April 30, 1996, reporting information under Item 5. "Other Events."

                               EXPERTS


      The statements attributed to Clark, Thomas & Winters, A Professional Corporation, as to legal conclusions with respect to Entergy Gulf States' rate regulation in Texas in Note 2 to Entergy Corporation and Subsidiaries Consolidated Financial Statements, "Rate and Regulatory Matters," have been reviewed by such firm and are included herein upon the authority of such firm as experts.

      The statements attributed to Sandlin Associates regarding the analysis of River Bend construction costs of Entergy Gulf States in
Note 2 to Entergy Corporation and Subsidiaries Consolidated Financial Statements, "Rate and Regulatory Matters," have been reviewed by such firm and are included herein upon the authority of such firm as experts.

                              SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.


                         ENTERGY CORPORATION
                         ENTERGY ARKANSAS, INC.
                         ENTERGY GULF STATES, INC.
                         ENTERGY LOUISIANA, INC.
                         ENTERGY MISSISSIPPI, INC.
                         ENTERGY NEW ORLEANS, INC.
                         SYSTEM ENERGY RESOURCES, INC.



                         /s/ Louis E. Buck, Jr.
                         Louis E. Buck, Jr.
                         Vice President, Chief Accounting
                         Officer and Assistant Secretary
                         (For each Registrant and for each as
                         Principal Accounting Officer)



Date:  May 6, 1996