Form 10-Q
period 1996-06-30
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC
filed 1996-08-05
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1996

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

Commission   Registrant, State of Incorporation,     I.R.S. Employer
File Number  Address of Principal Executive Offices  Identification No.
             and Telephone Number
- -----------  --------------------------------------  ------------------
1-11299      ENTERGY CORPORATION                     72-1229752
             (a Delaware corporation)
             639 Loyola Avenue
             New Orleans, Louisiana 70113
             Telephone (504) 529-5262

1-10764      ENTERGY ARKANSAS, INC.                  71-0005900
             (an Arkansas corporation)
             425 West Capitol Avenue, 40th Floor
             Little Rock, Arkansas 72201
             Telephone (501) 377-4000

1-2703       ENTERGY GULF STATES, INC.               74-0662730
             (a Texas corporation)
             350 Pine Street
             Beaumont, Texas  77701
             Telephone (409) 838-6631

1-8474       ENTERGY LOUISIANA, INC.                 72-0245590
             (a Louisiana corporation)
             639 Loyola Avenue
             New Orleans, Louisiana 70113
             Telephone (504) 529-5262

0-320        ENTERGY MISSISSIPPI, INC.               64-0205830
             (a Mississippi corporation)
             308 East Pearl Street
             Jackson, Mississippi 39201
             Telephone (601) 368-5000

0-5807       ENTERGY NEW ORLEANS, INC.               72-0273040
             (a Louisiana corporation)
             639 Loyola Avenue
             New Orleans, Louisiana 70113
             Telephone (504) 529-5262

1-9067       SYSTEM ENERGY RESOURCES, INC.           72-0752777
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

Yes     X      No

Common Stock Outstanding                 Outstanding at July 31, 1996
Entergy Corporation     ($0.01 par value)         228,042,517

              ENTERGY CORPORATION AND SUBSIDIARIES
             INDEX TO QUARTERLY REPORT ON FORM 10-Q
                          June 30, 1996
                                                             Page Number
                                                             -----------
Definitions                                                        1
Management's Financial Discussion and Analysis - Liquidity
  and Capital Resources                                            3
Management's Financial Discussion and Analysis - Significant
  Factors and Known Trends                                         6
Financial Statements and Results of Operations:
  Entergy Corporation and Subsidiaries:
  Results of Operations                                           10
  Statements of Consolidated Income                               12
  Statements of Consolidated Cash Flows                           13
  Consolidated Balance Sheets                                     15
  Selected Operating Results                                      17
  Entergy Arkansas, Inc.:
  Results of Operations                                           19
  Statements of Income                                            21
  Statements of Cash Flows                                        22
  Balance Sheets                                                  23
  Selected Operating Results                                      25
  Entergy Gulf States, Inc.:
  Results of Operations                                           27
  Statements of Income (Loss)                                     29
  Statements of Cash Flows                                        30
  Balance Sheets                                                  31
  Selected Operating Results                                      33
  Entergy Louisiana, Inc.:
  Results of Operations                                           34
  Statements of Income                                            35
  Statements of Cash Flows                                        36
  Balance Sheets                                                  37
  Selected Operating Results                                      39
  Entergy Mississippi, Inc.:
  Results of Operations                                           41
  Statements of Income                                            43
  Statements of Cash Flows                                        44
  Balance Sheets                                                  45
  Selected Operating Results                                      47
  Entergy New Orleans, Inc.:
  Results of Operations                                           48
  Statements of Income                                            49
  Statements of Cash Flows                                        50
  Balance Sheets                                                  51
  Selected Operating Results                                      53
  System Energy Resources, Inc.:
  Results of Operations                                           54
  Statements of Income                                            55
  Statements of Cash Flows                                        56
  Balance Sheets                                                  57
Notes to Financial Statements for Entergy Corporation
  and Subsidiaries                                                59
Part II:
  Item 1.  Legal Proceedings                                      70
  Item 4.  Submission of Matters to a Vote of Security Holders    71
  Item 5.  Other Information                                      73
  Item 6.  Exhibits and Reports on Form 8-K                       74
Experts                                                           76
Signature                                                         77

   This combined Quarterly Report on Form 10-Q is separately filed by Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. None of these companies make any representations as to information relating to the other companies. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on the Form 10-K for the calendar year ended December 31, 1995, filed by the individual registrants with the SEC and should be read in conjunction therewith. On April 22, 1996, the operating companies of Entergy Corporation filed amendments to their articles of incorporation to change their names.

                             DEFINITIONS
                            ------------

Certain abbreviations or acronyms used in the text are defined below:

Abbreviation or Acronym            Term
- -----------------------            ----
ALJ                      Administrative Law Judge
ANO                      Arkansas Nuclear One Plant
ANO 1                    Unit No. 1 of ANO
ANO 2                    Unit No. 2 of ANO
Cajun                    Cajun Electric Power Cooperative, Inc.
Capital Funds Agreement  Agreement,  dated as of June  21,  1974,  as amended,  between System Energy and  Entergy
                         Corporation, and the assignments thereof
CitiPower                CitiPower  Ltd.  - an electric  distribution
                         company  serving Melbourne,  Australia,  and
                         surrounding  suburbs, which was acquired  by
                         Entergy on January 5, 1996
Council                  Council   of   the  City  of  New   Orleans,
                         Louisiana
Entergy Arkansas         Entergy  Arkansas,  Inc., formerly  Arkansas
                         Power & Light Company
Entergy Corporation      Entergy Corporation, a Delaware corporation,
                         successor to Entergy Corporation, a  Florida
                         corporation
Entergy Enterprises      Entergy Enterprises, Inc.
EIS                      Entergy Integrated Solutions, Inc.
Entergy Gulf States      Entergy  Gulf  States, Inc.,  formerly  Gulf
                         States  Utilities Company (including  wholly
                         owned  subsidiaries  - Varibus  Corporation,
                         GSG&T, Inc., Prudential Oil & Gas, Inc., and
                         Southern Gulf Railway Company)
Entergy Louisiana        Entergy  Louisiana, Inc., formerly Louisiana
                         Power & Light Company
Entergy Mississippi      Entergy    Mississippi,    Inc.,    formerly
                         Mississippi Power & Light Company
Entergy New Orleans      Entergy  New  Orleans,  Inc.,  formerly  New
                         Orleans Public Service Inc.
Entergy Operations       Entergy  Operations, Inc., a  subsidiary  of
                         Entergy   Corporation  that  has   operating
                         responsibility for ANO, Grand Gulf 1,  River
                         Bend, and Waterford 3
Entergy or System        Entergy  Corporation and its various  direct
                         and indirect subsidiaries
Entergy Services         Entergy Services, Inc.
FASB                     Financial Accounting Standards Board
FERC                     Federal Energy Regulatory Commission
Form 10-K                The  combined Annual Report on Form 10-K for
                         the   year  ended  December  31,  1995,   of
                         Entergy,  Entergy  Arkansas,  Entergy   Gulf
                         States,     Entergy    Louisiana,    Entergy
                         Mississippi, Entergy New Orleans, and System
                         Energy
Grand Gulf 1             Unit No. 1 (nuclear) of the Grand Gulf Plant
KWh                      Kilowatt-hour(s)
LPSC                     Louisiana Public Service Commission
Merger                   The combination transaction, consummated  on
                         December  31,  1993, by which  Entergy  Gulf
                         States   became  a  subsidiary  of   Entergy
                         Corporation and Entergy Corporation became a
                         Delaware corporation
Money Pool               System  Money  Pool,  which  allows  certain
                         System companies to borrow from, or lend to,
                         certain other System companies
MPSC                     Mississippi Public Service Commission
MWh                      Megawatt-hour(s)
NRC                      Nuclear Regulatory Commission
N/A                      Not applicable
operating companies      Entergy   Arkansas,  Entergy  Gulf   States,
                         Entergy Louisiana, Entergy Mississippi,  and
                         Entergy New Orleans, collectively
Owner Participant        A  corporation that, in connection with  the
                         Waterford 3 sale and leaseback transactions,
                         has  acquired  a beneficial  interest  in  a
                         trust,  the  Owner Trustee of which  is  the
                         owner  and lessor of undivided interests  in
                         Waterford 3
Owner Trustee            Each institution and/or individual acting as
                         Owner  Trustee under a trust agreement  with
                         an  Owner Participant in connection with the
                         Waterford 3 sale and leaseback transactions
PCBs                     Polychlorinated biphenyls
PUCT                     Public Utility Commission of Texas
PURPA                    Public Utility Regulatory Policies Act
River Bend               River  Bend  Nuclear  Plant,  owned  70%  by
                         Entergy Gulf States
SEC                      Securities and Exchange Commission
SFAS                     Statement  of Financial Accounting Standards
                         as  promulgated by the Financial  Accounting
                         Standards Board
System Energy            System Energy Resources, Inc.
System Fuels             System Fuels, Inc.
System or Entergy        Entergy  Corporation and its various  direct
                         and indirect subsidiaries
Waterford 3              Unit No. 3 (nuclear) of the Waterford Plant

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

Cash Flows
- ----------
   Net cash flow from operations for Entergy Corporation, the operating companies, and System Energy for the six months ended June 30, 1996, and 1995, was as follows:

                            Six Months       Six Months
    Company               Ended 6/30/96    Ended 6/30/95
    -------               -------------    -------------
                                   (In Millions)

    Entergy Corporation      $590.0           $449.7
    Entergy Arkansas         $157.8           $141.3
    Entergy Gulf States      $113.6           $100.4
    Entergy Louisiana        $155.9           $159.7
    Entergy Mississippi      $ 80.7           $ 74.8
    Entergy New Orleans      $ 15.0           $ 14.5
    System Energy            $129.3           $ 51.4

   Entergy Arkansas' cash flow from operations increased for the six months ended June 30, 1996, due to an increase in retail energy sales. Entergy Gulf States' cash flow from operations increased for the six months ended June 30, 1996, due to an increase in retail energy sales partially offset by increased income taxes. System Energy's net cash flow from operations increased for the six months ended June 30, 1996, due primarily to refunds made to associated companies in 1995 resulting from a FERC audit settlement in 1994.

Financing Sources
- -----------------
   As discussed in Note 9, on January 5, 1996, Entergy acquired CitiPower for approximately $1.2 billion. The acquisition was funded by a $294 million equity investment, with the balance funded by the issuance of debt. Entergy funded the majority of the equity portion of the investment with funds borrowed from a $300 million line of credit. Excluding the CitiPower investment, cash from operations, supplemented by cash on hand, was sufficient to meet substantially all investing and financing requirements, including capital expenditures, dividends, and debt/preferred stock maturities for the first six months of 1996. Entergy's current ability to fund most of its capital requirements with cash from operations results from continued efforts to streamline operations and to reduce costs, as well as from collections under rate phase-in plans that exceed current cash requirements for the related costs. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs so that there is no effect on net income.) These phase-in plans will continue to contribute to Entergy's cash position for the next several years. Specifically, the Grand Gulf 1 phase-in plans will expire in 1998 for Entergy Arkansas and Entergy Mississippi, and in 2001 for Entergy New Orleans. Entergy Gulf States' phase-in plan for River Bend will expire in 1998, and Entergy Louisiana's phase-in plan for Waterford 3 expires in November 1996. Should additional cash be needed for investing and financing requirements, the operating companies and System Energy have the ability, subject to regulatory approval, to issue debt or preferred securities to meet such requirements, as discussed below. In addition, to the extent market interest and dividend rates allow, the operating companies and System Energy will continue to refinance high-cost debt and preferred stock prior to maturity. The operating companies may establish special purpose trusts as financing subsidiaries for the purpose of issuing preferred trust securities, such as the 9% Cumulative Quarterly Income Preferred Securities, issued by Entergy Louisiana Capital I, a financing subsidiary of Entergy Louisiana. See Note 5 for a further discussion.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


     In May 1996, Entergy Corporation registered 10 million additional shares of common stock pursuant to a new dividend reinvestment and stock purchase plan. The plan became effective in July 1996.

  Entergy periodically reviews its capital structure to determine its future needs for debt and equity financing. Certain agreements and restrictions limit the amount of mortgage bonds and preferred stock that can be issued by the operating companies and System Energy. Based on the most restrictive applicable tests and available retired bond credits as of June 30, 1996, and assumed annual interest or dividend rates of 8.5% for bonds and 7.8% for preferred stock, each of the operating companies and System Energy could have issued mortgage bonds or preferred stock up to the following amounts:

                                  Mortgage      Preferred
     Company                     Bonds (a)        Stock
                               (In Millions)
     -----------------------   -------------   ------------
     Entergy Arkansas           $    820        $    759
     Entergy Gulf States (b)    $    645        $     -
     Entergy Louisiana          $    676        $    972
     Entergy Mississippi        $    502        $    433
     Entergy New Orleans        $     93        $    249
     System Energy              $    150             (c)

(a)Includes bonds issuable based on retired bond credits.
(b)Entergy Gulf States was precluded from issuing mortgage bonds and preferred stock under its earnings coverage tests at June 30, 1996, due to the write-off of River Bend rate deferrals in the first quarter of 1996, as discussed in Note 8. Amount reflected above is the amount issuable based on retired bond credits.
(c) System Energy's charter does not provide for the issuance of preferred stock.

   Entergy Gulf States has no earnings coverage limitations on the issuance of preference stock. Entergy Arkansas may also issue preferred stock to refund outstanding preferred stock without meeting an earnings coverage test.

  The operating companies and System Energy have SEC authorization to effect short-term borrowings. See Note 4 to the Form 10-K for information on the operating companies' and System Energy's short-term borrowing authorizations and bank lines of credit. At June 30, 1996, Entergy Louisiana and Entergy Mississippi had outstanding short-term borrowings from the Money Pool of $49.1 million and $2.2 million, respectively.

   In addition, Entergy Services and System Fuels had available bank lines of credit of $34 million and $45 million, respectively, at June 30, 1996. Entergy Corporation had $270 million outstanding under its $300 million bank credit facility at June 30, 1996, of which $230 million was used for the acquisition of CitiPower in January 1996.

Financing Uses
- --------------
   As discussed in Part I of the Form 10-K, Entergy Corporation has been expanding its investments in energy-related business opportunities overseas and in the United States. As of June 30, 1996, Entergy Corporation had invested $869.6 million in equity capital (reduced by $180 million of accumulated losses) in nonregulated businesses, including CitiPower.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


   In addition to investing in nonregulated businesses, Entergy Corporation's capital requirements result from periodically investing in, or making loans to, its subsidiaries, and sustaining its dividends. To meet such capital requirements, Entergy Corporation will utilize internally generated funds, cash on hand, funds remaining on its $300 million credit facility, funds received from its new dividend reinvestment plan, and other bank financings as may be required. Entergy Corporation receives funds through dividend payments from its domestic utility subsidiaries. During the first six months of 1996, such dividend payments from subsidiaries totaled $147.7 million. Due to its financial position, Entergy Gulf States has not paid common stock dividends since the third quarter of 1994 and is not currently expected to pay common stock dividends during 1996. Entergy Corporation paid $199.5 million of dividends on its common stock during the first six months of 1996. Declarations of dividends on common stock are made at the discretion of Entergy Corporation's Board of Directors. Management will not recommend future dividend increases to the Board unless such increases are justified by adequate earnings growth of Entergy Corporation and its subsidiaries. See Note 7 to the Form 10-K for information on dividend restrictions.

Entergy Corporation and Entergy Gulf States

   See  Notes  1  and  2  regarding the River Bend  rate  appeal  and litigation with Cajun. An adverse ruling in the River Bend rate appeal could result in approximately $284 million of potential write-offs (net of tax) and $193 million in refunds of previously collected revenue. Such write-offs and charges could result in additional substantial net losses being reported in the future by Entergy
Corporation and Entergy Gulf States, with resulting adverse adjustments to common equity of Entergy Corporation and Entergy Gulf States. Adverse resolution of these matters could adversely affect Entergy Gulf States' ability to obtain financing, which in turn could affect Entergy Gulf States' liquidity and ability to pay dividends. Although Entergy Corporation's common shareholders have experienced some dilution in earnings as a result of the Merger, Entergy believes that the Merger will ultimately be beneficial to common shareholders in terms of strategic benefits as well as economies and efficiencies produced.

Entergy Corporation and System Energy

   Under the Capital Funds Agreement, Entergy Corporation has agreed to supply to System Energy sufficient capital to maintain System Energy's equity capital at a minimum of 35% of its total capitalization (excluding short-term debt), to permit the continued commercial operation of Grand Gulf 1, and to pay in full all indebtedness for borrowed money of System Energy when due under any circumstances. In addition, under supplements to the Capital Funds Agreement assigning System Energy's rights as security for specific debt of System Energy, Entergy Corporation has agreed to make cash capital contributions, if required, to enable System Energy to make payments on such debt when due. The Capital Funds Agreement may be terminated by the parties thereto, subject to the consent of certain creditors.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


Competition and Industry Challenges
- -----------------------------------

   See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for a discussion of the increasing competitive pressures facing Entergy and the electric utility industry.

   On April 24, 1996, FERC issued Order No. 888 affirming its initial proposal that all public utilities subject to its jurisdiction provide comparable wholesale transmission access through the filing of a single open access tariff. FERC established the minimum conditions that must be included in such open access tariffs and also set forth certain provisions concerning the structuring of transactions within power pools, public utility holding companies, and bilateral coordination arrangements. The rules took effect sixty days after they were published in the Federal Register. In addition, the FERC ruled that public utilities are entitled to full recovery of prudently incurred costs allocable to FERC jurisdictional customers. If the costs are stranded by retail wheeling, public utilities should first seek recovery of these costs from the appropriate state or local regulators.

   Concurrently with the issuance of Order No. 888, FERC issued Order No. 889 which prescribes the requirements and procedures for the implementation and maintenance of an Open Access-Time Information System by each public utility. In addition, FERC issued a Notice of Proposed Rulemaking concerning capacity reservation tariffs as the next phase of FERC's efforts to promote wholesale competition.

   As noted in the Form 10-K, Entergy proposed that FERC serve in a federal "back-stop" role for stranded cost recovery in a holding company or other multi-state situation. FERC's final rule recognized that denial of retail stranded cost recovery by a state regulatory authority could inappropriately shift the disallowed costs to affiliated operating companies in other states. FERC encouraged the affected state regulators in such situations to seek a mutually agreeable approach to this potential problem. If the approach results in a filing to modify a jurisdictional agreement, FERC could agree with such a proposal, particularly if other interested parties support the filing. In the event the state or local regulators cannot reach a consensus, FERC would ultimately have to resolve the appropriate treatment of such stranded costs.

   Entergy plans to begin discussions with its state and local regulators regarding the orderly transition to a more competitive market for electricity. Entergy will be making a series of filings with regulators during the remainder of the year.

   On August 2, 1996, Entergy Mississippi filed with the MPSC a proposal for a rate rider to assure cost recovery. The rider, which does not change current rates for electric service provided by Entergy Mississippi, would apply to customers within the area certificated to Entergy Mississippi who obtain electricity in the future from a source other than Entergy Mississippi. In order to protect its core customers against the effects of retail access, were that to become available, Entergy Mississippi has designed this rider to assure that commitments made under the current system of regulation are honored and that cost burdens are not unfairly transferred from departing customers to those who remain on the Entergy Mississippi system.

Retail and Wholesale Rate Issues

   See Note 2 to the Form 10-K and herein for a discussion of the ongoing trend of regulatory-ordered rate reductions as well as incentive and performance-based regulation.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


Potential Changes in the Electric Utility Industry

    Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for a discussion of legislative and regulatory developments relating to the potential for retail competition in the areas served by the operating companies.

Significant Industrial Cogeneration Effects

   The development of proposals for cogeneration projects by certain industrial customers of Entergy Gulf States and Entergy Louisiana over the last several years has caused Entergy Gulf States and Entergy Louisiana to develop and secure approval for rate tariffs lower than those previously approved by the PUCT and LPSC for such industrial customers. In certain cases, contracts or special tariffs that use flexible pricing have been negotiated with industrial customers to keep these customers on the System. The contracts and tariffs are not at full cost-of-service rates. Although the rates fully recover operating expenses and depreciation, they provide only a minimal return on investment. During the six months ended June 30, 1996, KWh sales to industrial customers of Entergy Gulf States and Entergy Louisiana at less than full cost-of-service rates made up approximately 30% and 40% of total industrial sales, respectively.

   During 1995, Entergy Louisiana received separate notices from two large industrial customers that they will proceed with proposed cogeneration projects for the purpose of fulfilling most of their future electric energy needs. These customers will continue to purchase their energy requirements from Entergy Louisiana until their cogeneration facilities are completed and operational, which is expected to occur in 1997-1998. After that time, these customers will still purchase energy from Entergy Louisiana, but at a reduced level. During the six months ended June 30, 1996, these two customers represented an aggregate of approximately 18% of Entergy Louisiana's industrial sales and provided 12% of its total industrial base revenues.

Domestic and Foreign Energy-Related Investments
- -----------------------------------------------
   Entergy Corporation continues to seek opportunities to expand its domestic and foreign energy-related businesses that are not regulated by state and local utility regulatory authorities. These investments encompass power development (including investments in foreign utilities) and new technology. Entergy Corporation's strategy is to identify and pursue business opportunities that have the potential to earn a greater return than its domestic regulated utility operations. Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" for a discussion of Entergy Corporation's investments in domestic and foreign energy-related businesses. These investments may involve a greater risk than domestic regulated utility enterprises. In the six months ended June 30, 1996, Entergy Corporation's domestic and foreign energy-related investments reduced consolidated net income by approximately $10.3 million. The power development investments, in the aggregate, were profitable during the six months ended June 30, 1996, and management believes that they will generally continue to provide profits in the current year. However, the income provided by power development investments was offset by losses experienced by new technology investments.

   In May 1996, Entergy Corporation filed for SEC authorization to provide nuclear plant operations, management, and related services to non-affiliated companies. Entergy Corporation proposes to provide these services through a new subsidiary, Entergy Nuclear, Inc.

    Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K, and Note 9, herein, for a discussion of Entergy's major nonregulated business opportunities and foreign energy-related investments.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


ANO Matters
- -----------
  Entergy Operations has made periodic inspections and repairs on the boiler tubes in ANO 2's steam generators, which have experienced cracking. Entergy Operations is gathering information and assessing various options for the repair or replacement of ANO 2's steam generators. See Note 1 for additional information.

Deregulated Utility Operations
- ------------------------------
   Entergy Gulf States discontinued regulatory accounting principles in 1989 for its wholesale jurisdiction and steam department and in 1991 for the Louisiana deregulated portion of River Bend. The recent improving trend in net income from these operations continued during the three months and six months ended June 30, 1996, when the related operating income was $1.8 million and $8.0 million, respectively, compared to $1.2 million for the fiscal year ended 1995.

   The improvement in net income from deregulated operations in the three months and six months ended June 30, 1996, was due to increased revenues and reduced operation and maintenance expenses, partially offset by increased income taxes. Refer to Entergy Gulf States' Results of Operations for discussion of these trends. The future impact of the deregulated utility operations on Entergy's and Entergy Gulf States' results of operations and financial position will depend on future operating costs, the future efficiency and availability of generating units, and the future market prices for energy over the remaining life of the assets. Entergy expects the performance of its deregulated utility operations to continue to improve due to ongoing reductions in operation and maintenance expenses.

Property Tax Exemptions
- -----------------------
   As discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K, Waterford 3's local property tax exemption expired in December 1995, and River Bend's local property tax exemption will expire in December 1996. In a March 1996 LPSC order, Entergy Louisiana was permitted to defer the estimated Waterford 3 property tax from January 1996 through June 1996. The order allows for the recovery of the property tax and also for the recovery, from July 1996 through June 1997, of the related deferral. In April 1996, Louisiana authorities set Waterford 3's 1996 property tax at $21.5 million.

Environmental Issues
- --------------------
   Entergy Gulf States has been notified by the U. S. Environmental Protection Agency (EPA) that it has been designated as a potentially responsible party for the clean-up of certain hazardous waste disposal sites. See Note 1 for additional information.

  As a consequence of solid waste regulations issued by the Louisiana Department of Environmental Quality in 1993, Entergy Louisiana is upgrading or closing certain of its power plant wastewater impoundments. See Note 1 for additional information.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


Accounting Issues
- -----------------
   Continued Application of SFAS 71 - As a result of the 1992 Energy Policy Act, the actions of regulatory commissions, and other factors, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. The operating companies' and System Energy's financial statements currently reflect, for the most part, assets and costs based on existing cost-based ratemaking regulations in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Continued applicability of SFAS 71 to the operating companies' and System Energy's financial statements requires that rates set by an independent regulator on a cost-of-service basis be charged to and collected from customers.

   In the event that all or a portion of a utility's operations cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation, or a change in the competitive environment for the utility's regulated services, the utility should discontinue application of SFAS 71 for the relevant portion of its obligations. The discontinuation should be reported by eliminating from the balance sheet the effects of any actions of regulators recorded as regulatory assets and liabilities.

   The operating companies' and System Energy's financial statements continue to follow SFAS 71 for its regulated operations, except for those portions of Entergy Gulf States' business described in "Deregulated Utility Operations" above.

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

Financial Derivatives
- ---------------------
   Derivative instruments have been used by Entergy on a limited basis. Entergy has a policy that financial derivatives are to be used only to mitigate business risks and not for speculative purposes. At June 30, 1996, Entergy had an insignificant amount of derivative instruments outstanding.


              _________________________________________

   Investors are cautioned that forward-looking statements contained herein with respect to the revenues, earnings, competitive performance, or other prospects for the business of Entergy
Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, or their affiliated companies may be influenced by factors that could cause actual outcomes and results to be materially different than projected. Such factors include, but are not limited to, the effects of weather, the performance of generating units, fuel prices and availability, regulatory decisions and the effects of changes in law, the evolution of competition, changes in accounting standards, and other factors.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


   On January 5, 1996, Entergy Corporation finalized its acquisition of CitiPower. In accordance with the purchase method of accounting, the results of operations for the three months and six months ended June 30, 1995, of Entergy Corporation and subsidiaries reported in its Statements of Consolidated Income and Cash Flows do not include CitiPower's results of operations. See Note 9 for additional information regarding CitiPower.

Net Income
- ----------
   Consolidated net income increased for the three months ended June 30, 1996, primarily due to lower other operation and maintenance expenses for domestic regulated operations as a result of restructuring programs, as discussed in Note 7, and ongoing operating efficiency improvement programs throughout Entergy. Consolidated net income decreased for the six months ended June 30, 1996, due to the $174 million net of tax write-off of River Bend rate deferrals pursuant to SFAS 121 and the one-time recording in 1995 of the cumulative effect of the change in accounting method for incremental nuclear refueling outage maintenance costs at Entergy Arkansas. Excluding the above mentioned items, net income would have increased $57 million for the six months ended June 30, 1996, primarily due to lower other operation and maintenance expenses as discussed above and higher retail energy sales.

  Significant factors affecting the results of operations and causing variances between the three months and six months ended June 30, 1996, and 1995 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales
- ------------------
    The changes in electric operating revenues associated with Entergy's domestic regulated operations for the three months and six months ended June 30, 1996, are as follows:

                          Three Months Ended       Six Months Ended
         Description     Increase/(Decrease)     Increase/(Decrease)
      ----------------   -------------------     -------------------
                                        (In Millions)

Change in base revenues       $(26.3)                 $(52.3)
Rate riders                     11.0                    13.6
Fuel cost recovery             126.6                   228.1
Sales volume/weather            35.3                   102.4
Other revenue (including       (14.8)                  (44.5)
unbilled)
Sales for resale                25.3                    45.4
                              ------                  ------
Total                         $157.1                  $292.7
                              ======                  ======

   Electric operating revenues increased for the three and six months ended June 30, 1996, as a result of higher fuel adjustment revenues, which do not affect net income, and increases in retail sales and sales for resale, partially offset by rate reductions at various operating companies. More severe weather in 1996 and non-weather related volume growth contributed to the increase in retail electric operating revenues for the six months ended June 30, 1996. The increase in sales for resale was primarily the result of increased energy sales outside of Entergy's service area.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


   Gas operating revenues increased for the three months and six months ended June 30, 1996, because of increased sales related to colder than normal winter weather in the first quarter of 1996 and a higher unit purchase price for gas purchased for resale.

  Nonregulated and foreign-energy related business revenues increased for the three months and six months ended June 30, 1996, as a result of the January 1996 acquisition of CitiPower. See Note 9 for additional information regarding CitiPower.

Expenses
- --------
   Operating expenses for the three months and six months ended June 30, 1996, include the operating expenses of CitiPower, which were not included in the prior year financial statements. See Note 9 for additional information regarding CitiPower. Excluding the operating expenses of CitiPower, Entergy's operating expenses increased for the three months and six months ended June 30, 1996. The following discussion excludes the impact of the acquisition of CitiPower.

   Fuel and purchased power expenses increased as a result of the increase in energy sales as discussed above and higher fuel costs. Income tax expense increased primarily due to higher pretax income excluding the River Bend rate deferral write-off and the prior year change in accounting method. Other operation and maintenance expenses decreased for the three months and six months ended June 30, 1996, due to lower payroll related expenses, resulting from restructuring programs as discussed in Note 7, in addition to ongoing operating efficiency improvement programs throughout Entergy. Rate deferrals charged against operating expenses in 1996 represent the deferral of Waterford 3 local property taxes, the deferral of a portion of the proposed System Energy rate increase at Entergy Mississippi and Entergy New Orleans, and the deferral of least cost planning expenses at Entergy New Orleans. Nuclear refueling outage expenses decreased primarily due to a 1995 refueling outage at Grand Gulf 1.

   Interest charges increased for the three months and six months ended June 30, 1996, due primarily to interest on long-term debt related to the investment in CitiPower and borrowings by Entergy Corporation from a $300 million line of credit. Excluding this increase, interest expense decreased $6.1 million and $11.6 million for the three months and six months ended June 30, 1996, due to ongoing retirement and refinancing of high cost debt at the operating companies and System Energy.

Other
- -----
   Other Income decreased for the three months and six months ended June 30, 1996, primarily due to a decrease in interest income as a result of lower balances in temporary cash investments, and a decrease in Grand Gulf 1 carrying charges at Entergy Arkansas because of a decline in the deferral balance. In addition, Other Income decreased for the six months ended June 30, 1996, as a result of the write-off of River Bend rate deferrals pursuant to SFAS 121, as discussed in Note 8.

     ENTERGY CORPORATION AND SUBSIDIARIES
      STATEMENTS OF CONSOLIDATED INCOME
For the Three and Six Months Ended  June 30, 1996 and 1995
                  (Unaudited)
                                                          Three Months Ended                Six Months Ended
                                                       -------------------------         -------------------------
                                                         1996             1995             1996             1995
                                                       --------         --------         --------         --------
                                                                    (In Thousands, Except Share Data)
Operating Revenues:
  Electric                                           $1,674,610       $1,517,488       $3,087,678       $2,794,978
  Natural gas                                            28,991           20,118           86,464           60,788
  Steam products                                         15,214           12,791           30,792           23,423
  Nonregulated and foreign energy-related business      133,710           14,520          246,583           23,128
                                                      ---------        ---------        ---------        ---------
        Total                                         1,852,525        1,564,917        3,451,517        2,902,317
                                                      ---------        ---------        ---------        ---------
Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                         405,549          308,612          781,313          597,572
     Purchased power                                    189,153           89,234          347,310          171,743
     Nuclear refueling outage expenses                   13,739           34,167           27,948           53,181
     Other operation and maintenance                    380,085          376,840          733,297          736,433
  Depreciation, amortization, and decommissioning       195,100          170,932          389,667          341,412
  Taxes other than income taxes                          89,942           73,887          178,913          150,522
  Income taxes                                          121,920          107,522          184,506          137,143
  Rate deferrals                                        (11,273)               -          (31,075)               -
  Amortization of rate deferrals                         90,213           76,622          181,724          158,390
                                                      ---------        ---------        ---------        ---------
        Total                                         1,474,428        1,237,816        2,793,603        2,346,396
                                                      ---------        ---------        ---------        ---------
Operating Income                                        378,097          327,101          657,914          555,921
                                                      ---------        ---------        ---------        ---------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                    2,796            2,353            5,354            4,847
  Write-off of River Bend rate deferrals                      -                -         (194,498)               -
  Miscellaneous - net                                    13,834           20,277           24,613           37,833
  Income taxes                                           (5,553)          (3,281)           9,353           (9,900)
                                                      ---------        ---------        ---------        ---------
        Total                                            11,077           19,349         (155,178)          32,780
                                                      ---------        ---------        ---------        ---------
Interest Charges:
  Interest on long-term debt                            174,704          161,042          347,547          321,673
  Other interest - net                                   10,098            5,662           21,945           14,652
  Allowance for borrowed funds used
   during construction                                   (2,329)          (2,007)          (4,467)          (4,204)
  Preferred and preference dividend requirements of
   subsidiaries and other                                18,378           19,050           36,459           38,900
                                                      ---------        ---------        ---------        ---------
        Total                                           200,851          183,747          401,484          371,021
                                                      ---------        ---------        ---------        ---------
Income before the Cumulative Effect of
Accounting Change                                       188,323          162,703          101,252          217,680

Cumulative Effect of Accounting
Change (net of income taxes)                                  -                -                -           35,415
                                                      ---------        ---------        ---------        ---------
Net Income                                             $188,323         $162,703         $101,252         $253,095
                                                    ===========      ===========      ===========      ===========
Earnings per average common share before
 cumulative effect of accounting change                   $0.83            $0.71            $0.44            $0.96
Earnings per average common share                         $0.83            $0.71            $0.44            $1.11
Dividends declared per common share                           -                -            $0.90            $0.90
Average number of common shares outstanding         228,036,032      227,747,609      227,908,318      227,582,228

See Notes to Financial Statements.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED CASH FLOWS
             For the Six Months Ended June 30, 1996 and 1995
                               (Unaudited)
                                                                                   1996          1995
                                                                                 --------      --------
                                                                                    (In Thousands)
Operating Activities:
  Net income                                                                     $101,252      $253,095
  Noncash items included in net income:
    Write-off of River Bend rate deferrals                                        194,498             -
    Cumulative effect of a change in accounting principle                               -       (35,415)
    Change in rate deferrals/excess capacity-net                                  210,399       162,963
    Depreciation, amortization, and decommissioning                               390,038       339,101
    Deferred income taxes and investment tax credits                              (49,738)       (2,091)
    Allowance for equity funds used during construction                            (5,354)       (4,847)
  Changes in working capital:
    Receivables                                                                  (101,595)      (91,462)
    Fuel inventory                                                                  7,348       (37,175)
    Accounts payable                                                                7,740       (74,712)
    Taxes accrued                                                                  63,797        77,924
    Interest accrued                                                               (6,238)       (7,924)
    Other working capital accounts                                               (132,057)     (170,930)
  Decommissioning trust contributions                                             (26,157)      (12,653)
  Provision for estimated losses and reserves                                      15,753        16,451
  Other                                                                           (79,674)       37,422
                                                                                 --------      --------
    Net cash flow provided by operating activities                                590,012       449,747
                                                                                 --------      --------
Investing Activities:
  Construction/capital expenditures                                              (285,411)     (243,061)
  Allowance for equity funds used during construction                               5,354         4,847
  Nuclear fuel purchases                                                          (73,782)     (177,776)
  Proceeds from sale/leaseback of nuclear fuel                                     54,241       210,265
  Acquisition of CitiPower                                                     (1,156,112)            -
  Investment in nonregulated/nonutility properties                                 (6,426)      (46,243)
  Other                                                                           (20,752)            -
                                                                                ---------      --------
    Net cash flow used in investing activities                                 (1,482,888)     (251,968)
                                                                                ---------      --------
Financing Activities:
  Proceeds from the issuance of:
    General and refunding mortgage bonds                                           39,608       109,285
    First mortgage bonds                                                          198,250             -
    Bank notes and other long-term debt                                           947,443        43,538
  Retirement of:
    First mortgage bonds                                                         (357,016)      (96,025)
    General and refunding mortgage bonds                                          (30,000)      (44,200)
    Other long-term debt                                                          (93,373)      (45,404)
  Redemption of preferred stock                                                   (25,580)      (26,250)
  Changes in short-term borrowings - net                                          225,025      (103,534)
  Common stock dividends paid                                                    (199,493)     (204,267)
                                                                                ---------      --------
    Net cash flow provided by (used in) financing activities                      704,864      (366,857)
                                                                                ---------      --------
Effect of exchange rates on cash and cash equivalents                                  73             -
                                                                                ---------      --------
Net decrease in cash and cash equivalents                                        (187,939)     (169,078)

Cash and cash equivalents at beginning of period                                  533,590       613,907
                                                                                ---------      --------
Cash and cash equivalents at end of period                                       $345,651      $444,829
                                                                                =========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                         $354,051      $323,218
    Income taxes                                                                 $159,719       $86,327
  Noncash investing and financing activities:
     Capital lease obligations incurred                                           $16,358             -
     Change in unrealized appreciation/depreciation of
       decommissioning trust assets                                              ($11,103)      $17,521


See Notes to Financial Statements.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   June 30, 1996 and December 31, 1995
                               (Unaudited)
                                                                                  1996              1995
                                                                               ----------        ----------
                                                                                      (In Thousands)
                                 ASSETS
Utility Plant:
  Electric                                                                    $22,449,711       $21,698,593
  Plant acquisition adjustment - Entergy Gulf States                              463,557           471,690
  Electric plant under leases                                                     677,821           675,425
  Property under capital leases - electric                                        153,166           145,146
  Natural gas                                                                     167,927           166,872
  Steam products                                                                   77,541            77,551
  Construction work in progress                                                   541,001           482,950
  Nuclear fuel under capital leases                                               266,970           312,782
  Nuclear fuel                                                                     69,091            49,100
                                                                               ----------        ----------
           Total                                                               24,866,785        24,080,109
  Less - accumulated depreciation and amortization                              8,564,155         8,259,318
                                                                               ----------        ----------
           Utility plant - net                                                 16,302,630        15,820,791
                                                                               ----------        ----------
Other Property and Investments:
  Decommissioning trust funds                                                     305,546           277,716
  Other                                                                           456,538           434,619
                                                                               ----------        ----------
           Total                                                                  762,084           712,335
                                                                               ----------        ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                                           51,666            42,822
    Temporary cash investments - at cost,
      which approximates market                                                   293,985           490,768
                                                                               ----------        ----------
           Total cash and cash equivalents                                        345,651           533,590
  Notes receivable                                                                  5,397             6,907
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
       $8.6 million in 1996 and $7.1 million in 1995)                             381,297           333,343
    Other                                                                          74,105            59,176
    Accrued unbilled revenues                                                     389,655           293,461
  Deferred fuel                                                                    99,064            25,924
  Fuel inventory                                                                  114,969           122,167
  Materials and supplies - at average cost                                        351,919           345,330
  Rate deferrals                                                                  431,950           420,221
  Prepayments and other                                                           160,485           175,121
                                                                               ----------        ----------
           Total                                                                2,354,492         2,315,240
                                                                               ----------        ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                                620,647         1,033,282
    SFAS 109 regulatory asset - net                                             1,205,370         1,279,495
    Unamortized loss on reacquired debt                                           221,161           224,131
    Other regulatory assets                                                       386,677           329,397
  Long-term receivables                                                           221,206           224,726
  CitiPower license (net of $7.7 million of amortization)                         620,988                 -
  Other                                                                           350,476           326,533
                                                                               ----------        ----------
           Total                                                                3,626,525         3,417,564
                                                                               ----------        ----------
           TOTAL                                                              $23,045,731       $22,265,930
                                                                              ===========       ===========
See Notes to Financial Statements.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   June 30, 1996 and December 31, 1995
                               (Unaudited)
                                                                                  1996              1995
                                                                               ----------        ----------
                                                                                      (In Thousands)

                     CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $.01 par value, authorized 500,000,000
    shares; issued 230,017,485 shares                                              $2,300            $2,300
  Paid-in capital                                                               4,200,883         4,201,483
  Retained earnings                                                             2,231,591         2,335,579
  Cumulative foreign currency translation adjustment                               19,344                 -
  Less - treasury stock (1,976,132 shares in 1996 and
  2,251,318 in 1995)                                                               59,772            67,642
                                                                               ----------        ----------
           Total common shareholders' equity                                    6,394,346         6,471,720

  Subsidiary's preference stock                                                   150,000           150,000
  Subsidiaries' preferred stock:
   Without sinking fund                                                           550,955           550,955
   With sinking fund                                                              227,985           253,460
  Long-term debt                                                                7,853,286         6,777,124
                                                                               ----------        ----------
           Total                                                               15,176,572        14,203,259
                                                                               ----------        ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                                                271,192           303,664
  Other                                                                           349,155           326,804
                                                                               ----------        ----------
           Total                                                                  620,347           630,468
                                                                               ----------        ----------
Current Liabilities:
  Currently maturing long-term debt                                               257,603           558,650
  Notes payable                                                                   270,692            45,667
  Accounts payable                                                                509,916           460,379
  Customer deposits                                                               149,080           140,054
  Taxes accrued                                                                   271,625           207,828
  Accumulated deferred income taxes                                               105,685            72,847
  Interest accrued                                                                189,678           195,445
  Dividends declared                                                               11,655            12,194
  Obligations under capital leases                                                149,812           151,140
  Other                                                                           182,228           247,039
                                                                               ----------        ----------
           Total                                                                2,097,974         2,091,243
                                                                               ----------        ----------
Deferred Credits:
  Accumulated deferred income taxes                                             3,631,027         3,777,644
  Accumulated deferred investment tax credits                                     600,656           612,701
  Other                                                                           919,155           950,615
                                                                               ----------        ----------
           Total                                                                5,150,838         5,340,960
                                                                               ----------        ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                              $23,045,731       $22,265,930
                                                                              ===========       ===========
See Notes to Financial Statements.

                    ENTERGY CORPORATION AND SUBSIDIARIES
                          SELECTED OPERATING RESULTS
       For the Three Months and Six Months Ended June 30, 1996 and 1995
                                 (Unaudited)

                                      Three Months Ended    Increase/
           Description                1996        1995     (Decrease)    %
                                              (In Millions)
Electric Operating Revenues:
  Residential                         $ 516.5     $ 480.0   $  36.5     8
  Commercial                            380.1       357.3      22.8     6
  Industrial                            497.0       433.0      64.0    15
  Governmental                           41.2        37.5       3.7    10
                                    ---------   ---------   -------
    Total retail                      1,434.8     1,307.8     127.0    10
  Sales for resale                      103.4        78.2      25.2    32
  Other                                 136.4       131.5       4.9     4
                                    ---------   ---------   -------
    Total                           $ 1,674.6   $ 1,517.5   $ 157.1    10
                                    =========   =========   =======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                           6,305       6,047       258     4
  Commercial                            5,084       4,958       126     3
  Industrial                           10,984      10,325       659     6
  Governmental                            591         564        27     5
                                    ---------   ---------   -------
    Total retail                       22,964      21,894     1,070     5
  Sales for resale                      3,235       2,404       831    35
                                    ---------   ---------   -------
    Total                              26,199      24,298     1,901     8
                                    =========   =========   =======

                                      Six Months Ended     Increase/
           Description                1996        1995     (Decreas)   %
                                               (In Millions)
Electric Operating Revenues:
  Residential                       $ 1,023.5     $ 921.5  $  102.0    11
  Commercial                            734.6       682.0      52.6     8
  Industrial                            957.3       847.0     110.3    13
  Governmental                           80.0        72.7       7.3    10
                                    ---------   ---------   -------
    Total retail                      2,795.4     2,523.2     272.2    11
  Sales for resale                      193.6       148.2      45.4    31
  Other                                  98.7       123.6     (24.9)  (20)
                                    ---------   ---------   -------
    Total                           $ 3,087.7   $ 2,795.0   $ 292.7    10
                                    =========   =========   =======

Billed Electric Energy
 Sales (Millions of KWh):
  Residential                          12,972      11,907     1,065     9
  Commercial                            9,877       9,431       446     5
  Industrial                           21,429      20,360     1,069     5
  Governmental                          1,147       1,103        44     4
                                    ---------   ---------   -------
    Total retail                       45,425      42,801     2,624     6
  Sales for resale                      5,809       4,248     1,561    37
                                    ---------   ---------   -------
    Total                              51,234      47,049     4,185     9
                                    =========   =========   =======

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income
- ----------
  Net income increased for the three months ended June 30, 1996, as a result of increased retail energy sales due to extreme weather in the current year.

   Net income decreased for the six months ended June 30, 1996, due primarily to the one-time recording in 1995 of the cumulative effect of the change in accounting method for incremental nuclear refueling outage maintenance costs. Excluding the above mentioned item, net income would have increased $16.4 million for the six months ended June 30, 1996, due primarily to increased retail energy sales, and decreased other operation and maintenance expense.

  Significant factors affecting the results of operations and causing variances between the three months and six months ended June 30, 1996, and 1995 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales
- ------------------
  The changes in electric operating revenues for the three months and six months ended June 30, 1996, are as follows:


                               Three Months Ended    Six Months Ended
           Description        Increase/(Decrease)   Increase/(Decrease)
           ------------       -------------------   -------------------
                                          (In Millions)

    Change in base revenues        $(5.8)               $(9.0)
    Rate riders                      2.1                  0.3
    Fuel cost recovery               7.3                  5.5
    Sales volume/weather            12.2                 24.5
    Other revenue (including        (1.9)                (4.8)
      unbilled)
    Sales for resale                41.9                 82.8
                                   -----                -----
    Total                          $55.8                $99.3
                                   =====                =====

   Electric operating revenues increased for the three months and six months ended June 30, 1996, primarily due to increased retail energy sales and sales for resale. The increase in sales for resale is due to higher generation availability than in the same period of 1995. The increase in retail energy sales resulted from increased customer usage, partially attributable to more severe weather as compared to the same period in 1995.

Expenses
- --------
   Operating expenses increased for the three months and six months ended June 30, 1996, due to an increase in fuel, purchased power, and income tax expense. The increase in fuel and purchased power expenses is largely due to an increase in generation and purchases related to the increase in sales for resale in 1996. Income tax expense increased because of higher pretax income.

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


   The increase in operating expenses for the six months ended June 30, 1996, was partially offset by a decrease in other operation and maintenance expenses resulting from non-outage related maintenance performed during ANO 1's refueling outage in the first quarter of 1995. In addition, ANO 2 underwent a 30 day mid-cycle outage during the first three months of 1995 that also required additional non-outage related maintenance.

Other
- -----
   Miscellaneous other income - net decreased in the three months and six months ended June 30, 1996, due to reduced Grand Gulf 1 carrying charges as a result of a decline in the deferral balance.

            ENTERGY ARKANSAS, INC.
             STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 1996 and 1995
                  (Unaudited)
                                                          Three Months Ended                Six Months Ended
                                                       -------------------------         -------------------------
                                                         1996             1995             1996             1995
                                                       --------         --------         --------         --------
                                                             (In Thousands)                    (In Thousands)

Operating Revenues                                     $467,990         $412,164         $851,071         $751,760
                                                       --------         --------         --------         --------
Operating Expenses:
  Operation and maintenance:
   Fuel and fuel-related expenses                        66,475           63,639          131,675          104,806
   Purchased power                                      121,631           84,176          220,256          165,923
   Nuclear refueling outage expenses                      7,541            7,903           15,083           17,088
   Other operation and maintenance                       85,871           85,786          169,136          179,444
  Depreciation, amortization, and decommissioning        40,786           39,602           81,816           78,954
  Taxes other than income taxes                          10,425            9,984           19,443           20,095
  Income taxes                                           29,714           23,813           33,305           20,474
  Amortization of rate deferrals                         30,024           29,894           66,470           67,927
                                                       --------         --------         --------         --------
        Total                                           392,467          344,797          737,184          654,711
                                                       --------         --------         --------         --------
Operating Income                                         75,523           67,367          113,887           97,049
                                                       --------         --------         --------         --------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                    1,061              691            2,151            1,606
  Miscellaneous - net                                     7,891           10,820           16,130           26,352
  Income taxes                                           (3,205)          (4,241)          (6,433)         (10,338)
                                                       --------         --------         --------         --------
        Total                                             5,747            7,270           11,848           17,620
                                                       --------         --------         --------         --------
Interest Charges:
  Interest on long-term debt                             24,932           26,611           49,767           53,544
  Other interest - net                                    1,260              624            2,287            3,740
  Allowance for borrowed funds used
   during construction                                     (634)            (442)          (1,299)          (1,173)
                                                       --------         --------         --------         --------
        Total                                            25,558           26,793           50,755           56,111
                                                       --------         --------         --------         --------
Income before the Cumulative Effect of
Accounting Change                                        55,712           47,844           74,980           58,558

Cumulative Effect of Accounting
Change (net of income taxes)                                  -                -                -           35,415
                                                       --------         --------         --------         --------
Net Income                                               55,712           47,844           74,980           93,973

Preferred Stock Dividend Requirements
 and Other                                                4,426            4,545            8,884            9,106
                                                       --------         --------         --------         --------
Earnings Applicable to Common Stock                     $51,286          $43,299          $66,096          $84,867
                                                      =========        =========        =========        =========
See Notes to Financial Statements.

                         ENTERGY ARKANSAS, INC.
                        STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 1996 and 1995
                               (Unaudited)
                                                                                   1996          1995
                                                                                 --------      --------
                                                                                     (In Thousands)
Operating Activities:
  Net income                                                                      $74,980       $93,973
  Noncash items included in net income:
    Cumulative effect of a change in accounting principle                               -       (35,415)
    Change in rate deferrals/excess capacity-net                                   69,808        61,207
    Depreciation, amortization, and decommissioning                                81,816        78,954
    Deferred income taxes and investment tax credits                              (28,555)      (11,005)
    Allowance for equity funds used during construction                            (2,151)       (1,606)
  Changes in working capital:
    Receivables                                                                   (28,948)      (41,124)
    Fuel inventory                                                                     23       (34,626)
    Accounts payable                                                               (7,352)       33,684
    Taxes accrued                                                                  15,028        28,691
    Interest accrued                                                               (3,500)         (759)
    Other working capital accounts                                                  2,254       (29,974)
  Decommissioning trust contributions                                              (7,530)       (6,071)
  Provision for estimated losses and reserves                                       2,362         3,522
  Other                                                                           (10,471)        1,829
                                                                                 --------      --------
    Net cash flow provided by operating activities                                157,764       141,280
                                                                                 --------      --------
Investing Activities:
  Construction expenditures                                                       (67,212)      (78,692)
  Allowance for equity funds used during construction                               2,151         1,606
  Nuclear fuel purchases                                                          (26,049)      (32,874)
  Proceeds from sale/leaseback of nuclear fuel                                     25,437        32,831
                                                                                 --------      --------
    Net cash flow used in investing activities                                    (65,673)      (77,129)
                                                                                 --------      --------
Financing Activities:
  Proceeds from issuance of first mortgage bonds                                   84,256             -
  Retirement of  first mortgage bonds                                            (112,807)      (25,600)
  Redemption of preferred stock                                                    (4,000)       (7,000)
  Changes in short-term borrowings - net                                                        (34,000)
  Dividends paid:
    Common stock                                                                  (15,300)      (40,300)
    Preferred stock                                                                (8,983)       (9,321)
                                                                                 --------      --------
    Net cash flow used in financing activities                                    (56,834)     (116,221)
                                                                                 --------      --------
Net increase (decrease) in cash and cash equivalents                               35,257       (52,070)

Cash and cash equivalents at beginning of period                                   11,798        80,756
                                                                                 --------      --------
Cash and cash equivalents at end of period                                        $47,055       $28,686
                                                                                 ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                          $49,169       $51,392
    Income taxes                                                                  $56,452       $13,843
  Noncash investing and financing activities:
    Capital lease obligations incurred                                            $16,358             -
    Change in unrealized appreciation/depreciation of
     decommissioning trust assets                                                 ($7,482)      $11,347

See Notes to Financial Statements.

                         ENTERGY ARKANSAS, INC.
                              BALANCE SHEETS
                   June 30, 1996 and December 31, 1995
                               (Unaudited)
                                                                                  1996              1995
                                                                               ----------        ----------
                                                                                     (In Thousands)
                                 ASSETS
Utility Plant:
  Electric                                                                     $4,472,179        $4,438,519
  Property under capital leases                                                    60,287            48,968
  Construction work in progress                                                   131,685           119,874
  Nuclear fuel under capital lease                                                 99,235            98,691
                                                                               ----------        ----------
           Total                                                                4,763,386         4,706,052

  Less - accumulated depreciation and amortization                              1,911,817         1,846,112
                                                                               ----------        ----------
           Utility plant - net                                                  2,851,569         2,859,940
                                                                               ----------        ----------
Other Property and Investments:
  Investment in subsidiary companies - at equity                                   11,122            11,122
  Decommissioning trust fund                                                      174,615           166,832
  Other - at cost (less accumulated depreciation)                                   4,976             5,085
                                                                               ----------        ----------
           Total                                                                  190,713           183,039
                                                                               ----------        ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                                            5,787             7,780
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                                       20,913               908
        Other                                                                      20,355             3,110
                                                                               ----------        ----------
           Total cash and cash equivalents                                         47,055            11,798
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $2.1 million in 1996 and 1995)                                             75,038            75,445
    Associated companies                                                           43,477            40,577
    Other                                                                           7,687             6,962
    Accrued unbilled revenues                                                     119,286            93,556
  Fuel inventory - at average cost                                                 57,433            57,456
  Materials and supplies - at average cost                                         77,108            75,030
  Rate deferrals                                                                  142,388           131,634
  Deferred excess capacity                                                         13,081            11,088
  Deferred nuclear refueling outage costs                                          16,975            32,824
  Prepayments and other                                                            11,805            15,215
                                                                               ----------        ----------
           Total                                                                  611,333           551,585
                                                                               ----------        ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                                151,819           228,390
    Deferred excess capacity                                                            -             5,984
    SFAS 109 regulatory asset - net                                               228,887           219,906
    Unamortized loss on reacquired debt                                            58,448            58,684
    Other regulatory assets                                                        78,101            68,160
  Other                                                                            29,886            28,727
                                                                               ----------        ----------
           Total                                                                  547,141           609,851
                                                                               ----------        ----------
           TOTAL                                                               $4,200,756        $4,204,415
                                                                              ===========       ===========
See Notes to Financial Statements.

                         ENTERGY ARKANSAS, INC.
                              BALANCE SHEETS
                   June 30, 1996 and December 31, 1995
                               (Unaudited)
                                                                                  1996              1995
                                                                               ----------        ----------
                                                                                     (In Thousands)
                     CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $0.01 par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares                                                                $470              $470
  Paid-in capital                                                                 590,794           590,844
  Retained earnings                                                               543,182           492,386
                                                                               ----------        ----------
           Total common shareholder's equity                                    1,134,446         1,083,700
  Preferred stock:
     Without sinking fund                                                         176,350           176,350
     With sinking fund                                                             45,027            49,027
  Long-term debt                                                                1,253,743         1,281,203
                                                                               ----------        ----------
           Total                                                                2,609,566         2,590,280
                                                                               ----------        ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                                                106,862            93,574
  Other                                                                            73,336            67,444
                                                                               ----------        ----------
           Total                                                                  180,198           161,018
                                                                               ----------        ----------
Current Liabilities:
  Currently maturing long-term debt                                                32,900            28,700
  Notes payable                                                                       667               667
  Accounts payable:
    Associated companies                                                           40,283            42,156
    Other                                                                         114,771           120,250
  Customer deposits                                                                19,811            18,594
  Taxes accrued                                                                    55,187            40,159
  Accumulated deferred income taxes                                                61,755            48,992
  Interest accrued                                                                 26,740            30,240
  Dividends declared                                                                4,359             4,458
  Co-owner advances                                                                24,331            34,450
  Deferred fuel cost                                                               15,024            17,837
  Obligations under capital leases                                                 52,660            54,697
  Other                                                                            23,026            26,238
                                                                               ----------        ----------
           Total                                                                  471,514           467,438
                                                                               ----------        ----------
Deferred Credits:
  Accumulated deferred income taxes                                               793,757           823,471
  Accumulated deferred investment tax credits                                     110,584           112,890
  Other                                                                            35,137            49,318
                                                                               ----------        ----------
           Total                                                                  939,478           985,679
                                                                               ----------        ----------
Commitments and Contingencies (Note 1)

           TOTAL                                                               $4,200,756        $4,204,415
                                                                              ===========       ===========
See Notes to Financial Statements.

                        ENTERGY ARKANSAS, INC.
                     SELECTED OPERATING RESULTS
   For the Three Months and Six Months Ended June 30, 1996 and 1995
                            (Unaudited)

                                    Three Months Ended Increase/
           Description               1996      1995    (Decrease)   %
                                           (In Millions)
Electric Operating Revenues:
  Residential                       $ 118.3   $ 109.0    $  9.3     9
  Commercial                           77.4      73.9       3.5     5
  Industrial                           87.2      84.9       2.3     3
  Governmental                          4.1       4.0       0.1     2
                                    -------   -------    ------
    Total retail                      287.0     271.8      15.2     6
  Sales for resale
     Associated companies              75.5      51.2      24.3    47
     Non-associated companies          58.1      40.5      17.6    43
  Other                                47.4      48.7      (1.3)   (3)
                                    -------   -------    ------
    Total                           $ 468.0   $ 412.2    $ 55.8    14
                                    =======   =======    ======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                         1,274     1,149       125    11
  Commercial                          1,038       976        62     6
  Industrial                          1,566     1,515        51     3
  Governmental                           57        66        (9)  (14)
                                    -------   -------    ------
    Total retail                      3,935     3,706       229     6
  Sales for resale
     Associated companies             3,113     2,396       717    30
     Non-associated companies         2,035     1,243       792    64
                                    -------   -------    ------
    Total                             9,083     7,345     1,738    24
                                    =======   =======    ======

                                     Six Months Ended  Increase/
           Description               1996      1995    (Decrease)   %
                                            (In Millions)
Electric Operating Revenues:
  Residential                       $ 250.5   $ 233.2    $ 17.3     7
  Commercial                          147.9     142.2       5.7     4
  Industrial                          165.0     162.5       2.5     2
  Governmental                          8.2       8.0       0.2     2
                                    -------   -------    ------
    Total retail                      571.6     545.9      25.7     5
  Sales for resale
     Associated companies             135.4      80.3      55.1    69
     Non-associated companies         106.9      79.1      27.8    35
  Other                                37.2      46.5      (9.3)  (20)
                                    -------   -------    ------
    Total                           $ 851.1   $ 751.8    $ 99.3    13
                                    =======   =======    ======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                         2,845     2,576       269    10
  Commercial                          2,034     1,923       111     6
  Industrial                          3,092     2,954       138     5
  Governmental                          113       119        (6)   (5)
                                    -------   -------    ------
    Total retail                      8,084     7,572       512     7
  Sales for resale
     Associated companies             5,767     3,755     2,012    54
     Non-associated companies         3,708     2,199     1,509    69
                                    -------   -------    ------
    Total                            17,559    13,526     4,033    30
                                    =======   =======    ======

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income
- ----------
   Net income increased for the three months ended June 30, 1996, due
primarily   to  lower  other  operation  and  maintenance   expenses,
partially offset by increased income tax expense.

  Net income decreased for the six months ended June 30, 1996, due to the $174 million net of tax write-off of River Bend rate deferrals required by the adoption of SFAS 121. Excluding the write-off, net income for the six months ended June 30, 1996, would have increased $22 million primarily due to increased electric retail energy sales and lower other operation and maintenance expenses, partially offset by increased income tax expense.

  Significant factors affecting the results of operations and causing variances between the three months and six months ended June 30, 1996, and 1995 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales
- ------------------
  The changes in electric operating revenues for the three months and six months ended June 30, 1996, are as follows:

                               Three Months Ended   Six Months Ended
          Description         Increase/(Decrease) Increase/(Decrease)
          -----------         ------------------- -------------------
                                           (In Millions)

   Change in base revenues        $(16.6)              $(19.2)
   Fuel cost recovery              57.3                  91.3
   Sales volume/weather            19.8                  46.5
   Other revenue (including        (4.9)                (12.3)
     unbilled)
   Sales for resale               (14.4)                (17.7)
                                  ------                ------
   Total                          $41.2                 $88.6
                                  ======                ======

   Electric operating revenues increased for the three and six months ended June 30, 1996, as a result of higher fuel adjustment revenues, which do not affect net income, and increased customer usage, partially attributable to more severe winter and summer weather than in the same periods in 1995. These increases were partially offset by a rate reduction ordered for Texas in 1995 and lower sales for resale to associated companies, due to changing generation availability and requirements among the operating companies.

   Gas operating revenues and steam operating revenues increased for the three months and six months ended June 30, 1996, primarily due to higher fuel prices and increased usage.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Expenses
- --------
   Operating expenses increased for the three months and six months ended June 30, 1996, as a result of higher fuel expenses, including purchased power, and higher income taxes. These increases were partially  offset  by a decrease in other operation  and  maintenance expenses. Fuel and purchased power expenses, taken together, increased because of higher gas prices and increased energy requirements resulting from higher energy sales. Income taxes increased primarily due to higher pre-tax income, excluding the net effect of the write-off of River Bend rate deferrals discussed below. Other operation and maintenance expenses decreased for the three months and six months ended June 30, 1996, principally due to lower payroll-related expenses associated with restructuring programs accrued for in 1995.

Other
- -----
   Other income decreased for the six months ended June 30, 1996, due to the write-off of River Bend rate deferrals pursuant to the adoption of SFAS 121, which became effective January 1, 1996. See
Note 8 for further discussion. Income taxes on other income for the same period decreased as a result of this write-off.

           ENTERGY GULF STATES, INC.
          STATEMENTS OF INCOME (LOSS)
For the Three and Six Months Ended June 30, 1996 and 1995
                  (Unaudited)
                                                          Three Months Ended                Six Months Ended
                                                       -------------------------         -------------------------
                                                         1996             1995             1996             1995
                                                       --------         --------         --------         --------
                                                             (In Thousands)                    (In Thousands)

Operating Revenues:
  Electric                                             $503,490         $462,297         $929,667         $841,088
  Natural gas                                             6,863            4,521           21,739           14,444
  Steam products                                         15,214           12,791           30,792           23,423
                                                       --------         --------         --------         --------
        Total                                           525,567          479,609          982,198          878,955
                                                       --------         --------         --------         --------
Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses, and
     gas purchased for resale                           125,057          126,908          242,466          241,829
    Purchased power                                      86,760           37,918          154,594           78,475
    Nuclear refueling outage expenses                     2,572            2,743            4,932            5,774
    Other operation and maintenance                      97,730          108,472          194,471          209,876
  Depreciation, amortization, and decommissioning        51,504           50,392          102,755          100,731
  Taxes other than income taxes                          25,205           24,752           51,539           50,131
  Income taxes                                           28,870           23,140           40,853           22,978
  Amortization of rate deferrals                         18,319           16,506           35,963           33,012
                                                       --------         --------         --------         --------
        Total                                           436,017          390,831          827,573          742,806
                                                       --------         --------         --------         --------
Operating Income                                         89,550           88,778          154,625          136,149
                                                       --------         --------         --------         --------
Other Income (Deductions):
  Allowance for equity funds used
    during construction                                     739              266            1,232              517
  Write-off of River Bend rate deferrals                      -                -         (194,498)               -
  Miscellaneous - net                                     5,690            5,696           10,630           11,610
  Income taxes                                           (2,032)          (2,164)          16,711           (3,029)
                                                       --------         --------         --------         --------
        Total                                             4,397            3,798         (165,925)           9,098
                                                       --------         --------         --------         --------
Interest Charges:
  Interest on long-term debt                             46,476           48,357           92,964           96,627
  Other interest - net                                      959            1,083            1,909            2,093
  Allowance for borrowed funds used
    during construction                                    (628)            (217)          (1,056)            (461)
                                                       --------         --------         --------         --------
        Total                                            46,807           49,223           93,817           98,259
                                                       --------         --------         --------         --------
Net Income (Loss)                                        47,140           43,353         (105,117)          46,988

Preferred and Preference Stock
  Dividend Requirements and Other                         7,066            7,426           14,285           15,016
                                                       --------         --------         --------         --------
Earnings (Loss) Applicable to Common Stock              $40,074          $35,927        ($119,402)         $31,972
                                                      =========        =========        =========        =========
See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                        STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 1996 and 1995
                               (Unaudited)
                                                                                   1996          1995
                                                                                 --------      --------
                                                                                     (In Thousands)
Operating Activities:
  Net income (loss)                                                             ($105,117)      $46,988
  Noncash items included in net income (loss):
    Write-off of River Bend rate deferrals                                        194,498             -
    Change in rate deferrals                                                       35,963        33,012
    Depreciation, amortization, and decommissioning                               102,755       101,113
    Deferred income taxes and investment tax credits                               23,368        25,403
    Allowance for equity funds used during construction                            (1,232)         (517)
  Changes in working capital:
    Receivables                                                                   (17,731)       (7,940)
    Fuel inventory                                                                 (4,962)       (1,894)
    Accounts payable                                                                6,912       (34,007)
    Taxes accrued                                                                   1,869        24,832
    Interest accrued                                                              (16,162)       (9,334)
    Reserve for rate refund                                                                       2,381
    Other working capital accounts                                                (79,869)      (87,395)
  Decommissioning trust contributions                                              (2,961)       (1,478)
  Provision for estimated losses and reserves                                      (8,222)        4,232
  Other                                                                           (15,525)        4,954
                                                                                 --------      --------
    Net cash flow provided by operating activities                                113,584       100,350
                                                                                 --------      --------
Investing Activities:
  Construction expenditures                                                       (84,521)      (53,779)
  Allowance for equity funds used during construction                               1,232           517
  Nuclear fuel purchases                                                          (21,580)            -
  Proceeds from sale/leaseback of nuclear fuel                                     23,375             -
                                                                                 --------      --------
    Net cash flow used in investing activities                                    (81,494)      (53,262)
                                                                                 --------      --------
Financing Activities:
  Proceeds from the issuance of long-term debt                                        780         2,277
  Retirement of:
    First mortgage bonds                                                          (65,959)            -
    Other long-term debt                                                             (425)            -
  Redemption of preferred and preference stock                                     (4,204)       (2,250)
  Dividends paid on preferred and preference stock                                (14,198)      (14,917)
                                                                                 --------      --------
    Net cash flow used in financing activities                                    (84,006)      (14,890)
                                                                                 --------      --------
Net increase (decrease) in cash and cash equivalents                              (51,916)       32,198

Cash and cash equivalents at beginning of period                                  234,604       104,644
                                                                                 --------      --------
Cash and cash equivalents at end of period                                       $182,688      $136,842
                                                                                 ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                         $105,598      $102,618
    Income taxes                                                                      $70           $77
  Noncash investing and financing activities:
    Change in unrealized appreciation/depreciation of
      decommissioning trust assets                                                  ($752)       $1,651

See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                              BALANCE SHEETS
                   June 30, 1996 and December 31, 1995
                               (Unaudited)
                                                                                  1996              1995
                                                                               ----------        ----------
                                                                                     (In Thousands)
                                 ASSETS
Utility Plant:
  Electric                                                                     $6,984,549        $6,942,983
  Natural gas                                                                      45,789            45,789
  Steam products                                                                   77,541            77,551
  Property under capital leases                                                    76,108            77,918
  Construction work in progress                                                   185,676           148,043
  Nuclear fuel under capital lease                                                 59,666            69,853
                                                                               ----------        ----------
           Total                                                                7,429,329         7,362,137

  Less - accumulated depreciation and amortization                              2,758,105         2,664,943
                                                                               ----------        ----------
           Utility plant - net                                                  4,671,224         4,697,194
                                                                               ----------        ----------
Other Property and Investments:
  Decommissioning trust fund                                                       36,067            32,943
  Other - at cost (less accumulated depreciation)                                  23,392            28,626
                                                                               ----------        ----------
           Total                                                                   59,459            61,569
                                                                               ----------        ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                                           15,182            13,751
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                                       75,232            46,336
        Other                                                                      92,274           174,517
                                                                               ----------        ----------
           Total cash and cash equivalents                                        182,688           234,604
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.6 million in 1996 and 1995)                                            114,364           110,187
    Associated companies                                                            1,301             1,395
    Other                                                                          18,662            15,497
    Accrued unbilled revenues                                                      83,864            73,381
  Deferred fuel costs                                                              79,825            31,154
  Accumulated deferred income taxes                                                30,737            43,465
  Fuel inventory - at average cost                                                 37,103            32,141
  Materials and supplies - at average cost                                         91,576            91,288
  Rate deferrals                                                                  101,542            97,164
  Prepayments and other                                                            18,337            15,566
                                                                               ----------        ----------
           Total                                                                  759,999           745,842
                                                                               ----------        ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                                172,886           419,904
    SFAS 109 regulatory asset - net                                               376,103           453,628
    Unamortized loss on reacquired debt                                            57,087            61,233
    Other regulatory assets                                                        24,935            27,836
  Long-term receivables                                                           221,207           224,727
  Other                                                                           174,614           169,125
                                                                               ----------        ----------
           Total                                                                1,026,832         1,356,453
                                                                               ----------        ----------
           TOTAL                                                               $6,517,514        $6,861,058
                                                                              ===========       ===========
See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                              BALANCE SHEETS
                   June 30, 1996 and December 31, 1995
                               (Unaudited)
                                                                                  1996              1995
                                                                               ----------        ----------
                                                                                      (In Thousands)
                     CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares                                                                   $114,055          $114,055
  Paid-in capital                                                               1,152,592         1,152,505
  Retained earnings                                                               238,301           357,704
                                                                               ----------        ----------
           Total common shareholder's equity                                    1,504,948         1,624,264
  Preference stock                                                                150,000           150,000
  Preferred stock:
     Without sinking fund                                                         136,444           136,444
     With sinking fund                                                             83,450            87,654
  Long-term debt                                                                2,093,682         2,175,471
                                                                               ----------        ----------
           Total                                                                3,968,524         4,173,833
                                                                               ----------        ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                                                 98,295           108,078
  Other                                                                            70,767            78,245
                                                                               ----------        ----------
           Total                                                                  169,062           186,323
                                                                               ----------        ----------
Current Liabilities:
  Currently maturing long-term debt                                               160,425           145,425
  Accounts payable:
    Associated companies                                                           42,638            31,349
    Other                                                                         132,151           136,528
  Customer deposits                                                                23,187            21,983
  Taxes accrued                                                                    39,282            37,413
  Interest accrued                                                                 40,675            56,837
  Nuclear refueling reserve                                                         7,026            22,627
  Obligations under capital leases                                                 38,086            37,773
  Other                                                                            72,911            86,653
                                                                               ----------        ----------
           Total                                                                  556,381           576,588
                                                                               ----------        ----------
Deferred Credits:
  Accumulated deferred income taxes                                             1,114,218         1,177,144
  Accumulated deferred investment tax credits                                     205,709           208,618
  Deferred River Bend finance charges                                              45,868            58,047
  Other                                                                           457,752           480,505
                                                                               ----------        ----------
           Total                                                                1,823,547         1,924,314
                                                                               ----------        ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                               $6,517,514        $6,861,058
                                                                              ===========       ===========
See Notes to Financial Statements.

                         ENTERGY GULF STATES, INC.
                         SELECTED OPERATING RESULTS
         For the Three Months and Six Months Ended June 30, 1996 and 1995
                                (Unaudited)

                                    Three Months Ended Increase/
           Description               1996      1995    (Decrease)   %
                                          (In Millions)
Electric Department Operating Revenues:
  Residential                       $ 141.9   $ 132.6     $ 9.3     7
  Commercial                          109.4      99.3      10.1    10
  Industrial                          177.0     145.2      31.8    22
  Governmental                          7.8       6.2       1.6    26
                                    -------   -------    ------
    Total retail                      436.1     383.3      52.8    14
  Sales for resale
     Associated companies               2.8      22.6     (19.8)  (88)
     Non-associated companies          21.2      15.8       5.4    34
  Other                                43.4      40.6       2.8     7
                                    -------   -------    ------
    Total Electric Department       $ 503.5   $ 462.3    $ 41.2     9
                                    =======   =======    ======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                         1,821     1,754        67     4
  Commercial                          1,556     1,507        49     3
  Industrial                          4,163     3,677       486    13
  Governmental                          110        63        47    75
                                    -------   -------    ------
    Total retail                      7,650     7,001       649     9
  Sales for resale
     Associated companies                84     1,057      (973)  (92)
     Non-associated companies           678       548       130    24
                                    -------   -------    ------
    Total Electric Department         8,412     8,606      (194)   (2)
  Steam Department                      437       452       (15)   (3)
                                    -------   -------    ------
    Total                             8,849     9,058      (209)   (2)
                                    =======   =======    ======

                                     Six Months Ended  Increase/
           Description               1996      1995    (Decrease)   %
                                           (In Millions)
Electric Department Operating Revenues:
  Residential                       $ 276.6   $ 249.1    $ 27.5    11
  Commercial                          211.9     191.6      20.3    11
  Industrial                          337.6     287.5      50.1    17
  Governmental                         14.8      12.4       2.4    19
                                    -------   -------    ------
    Total retail                      840.9     740.6     100.3    14
  Sales for resale
     Associated companies               5.5      32.8     (27.3)  (83)
     Non-associated companies          40.2      30.6       9.6    31
  Other                                43.1      37.1       6.0    16
                                    -------   -------    ------
    Total Electric Department       $ 929.7   $ 841.1    $ 88.6    11
                                    =======   =======    ======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                         3,645     3,315       330    10
  Commercial                          3,018     2,849       169     6
  Industrial                          8,064     7,347       717    10
  Governmental                          203       151        52    34
                                    -------   -------    ------
    Total retail                     14,930    13,662     1,268     9
  Sales for resale
     Associated companies               140     1,558    (1,418)  (91)
     Non-associated companies         1,178     1,021       157    15
                                    -------   -------    ------
    Total Electric Department        16,248    16,241         7     -
  Steam Department                      853       849         4     -
                                    -------   -------    ------
    Total                            17,101    17,090        11     -
                                    =======   =======    ======

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income
- ----------
   Net income increased for the three months ended June 30, 1996, due primarily to a decrease in other operation and maintenance expenses.

  Net income increased for the six months ended June 30, 1996, as the result of an increase in retail energy sales and a decrease in other operation and maintenance expenses and interest on long-term debt, partially offset by increased income taxes.

  Significant factors affecting the results of operations and causing variances between the three months and six months ended June 30, 1996, and 1995 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales
- ------------------
  The changes in electric operating revenues for the three months and six months ended June 30, 1996, are as follows:

                           Three Months Ended      Six Months Ended
       Description         Increase/(Decrease)   Increase/(Decrease)
       -----------         -------------------   -------------------
                                         (In Millions)

Change in base revenues       $(4.7)                   $(18.5)
Fuel cost recovery            51.4                      105.7
Sales volume/weather           2.4                       22.9
Other revenue (including       0.9                        0.3
  unbilled)
Sales for resale               1.2                        5.2
                              -----                    ------
Total                         $51.2                    $115.6
                              =====                    ======

   Electric operating revenues increased for the three months and six months ended June 30, 1996, primarily due to higher fuel adjustment revenues, which do not affect net income, and higher retail sales, partially offset by a decrease in rates. Colder weather in the first three months of 1996 contributed to the increase in retail sales. A base rate reduction ordered in the second quarter of 1995 and a subsequent settlement of related issues during the fourth quarter of 1995 partially offset the effect of these increases.

Expenses
- --------
   Operating expenses increased for the three months and six months ended June 30, 1996, due primarily to an increase in fuel and purchased power expenses and higher taxes other than income taxes partially offset by a decrease in other operation and maintenance expenses and the recording of rate deferrals in 1996. The increase in fuel and purchased power is primarily the result of increased energy sales. See discussion in "Revenues and Sales" above. Higher gas costs also contributed to the increase in fuel expenses. Taxes other than income taxes increased for the three months and six months ended June 30, 1996, largely as a result of the expiration of Waterford 3's local property tax exemption in December 1995, and was offset by the recording of the LPSC-approved rate deferral for these taxes as discussed in Note 2. Other operation and maintenance expenses decreased due to lower payroll expenses partially offset by a 1995 court settlement that reduced legal expenses. Higher pretax income resulted in increased income tax expenses for the six months ended June 30, 1996.

   Interest on long-term debt decreased for the six months ended June 30, 1996, due to the retirement and refinancing of higher-cost long-term debt during the current year.

            ENTERGY LOUISIANA, INC.
             STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 1996 and 1995
                  (Unaudited)
                                                          Three Months Ended                Six Months Ended
                                                       -------------------------         -------------------------
                                                         1996             1995             1996             1995
                                                       --------         --------         --------         --------
                                                             (In Thousands)                    (In Thousands)

Operating Revenues                                     $457,847         $406,575         $875,614         $760,037
                                                       --------         --------         --------         --------
Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                      100,662           59,551          191,342          111,601
    Purchased power                                     100,062           93,478          200,937          168,473
    Nuclear refueling outage expenses                     3,933            4,516            7,933            9,033
    Other operation and maintenance                      70,907           73,265          136,677          146,269
  Depreciation, amortization, and decommissioning        41,931           38,910           83,672           77,417
  Taxes other than income taxes                          18,246           14,332           37,980           30,048
  Income taxes                                           32,165           29,667           54,693           48,363
  Rate deferrals                                         (4,516)               -          (11,375)               -
  Amortization of rate deferrals                          6,886            6,886           13,546           13,546
                                                       --------         --------         --------         --------
        Total                                           370,276          320,605          715,405          604,750
                                                       --------         --------         --------         --------
Operating Income                                         87,571           85,970          160,209          155,287
                                                       --------         --------         --------         --------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                      249              539              526            1,103
  Miscellaneous - net                                       442              209              728              581
  Income taxes                                              (75)              37             (101)              12
                                                       --------         --------         --------         --------
        Total                                               616              785            1,153            1,696
                                                       --------         --------         --------         --------
Interest Charges:
  Interest on long-term debt                             31,062           32,512           61,779           65,084
  Other interest - net                                    2,163            1,660            4,499            3,745
  Allowance for borrowed funds used
   during construction                                     (423)            (499)            (831)            (990)
                                                       --------         --------         --------         --------
        Total                                            32,802           33,673           65,447           67,839
                                                       --------         --------         --------         --------
Net Income                                               55,385           53,082           95,915           89,144

Preferred Stock Dividend Requirements
  and Other                                               5,253            5,219           10,168           10,810
                                                       --------         --------         --------         --------
Earnings Applicable to Common Stock                     $50,132          $47,863          $85,747          $78,334
                                                      =========        =========        =========        =========
See Notes to Financial Statements.

                         ENTERGY LOUISIANA, INC.
                        STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 1996 and 1995
                               (Unaudited)
                                                                                   1996          1995
                                                                                 --------      --------
                                                                                     (In Thousands)
Operating Activities:
  Net income                                                                      $95,915       $89,144
  Noncash items included in net income:
    Change in rate deferrals                                                       13,546        13,546
    Depreciation, amortization, and decommissioning                                83,672        77,417
    Deferred income taxes and investment tax credits                              (12,206)      (10,535)
    Allowance for equity funds used during construction                              (526)       (1,103)
  Changes in working capital:
    Receivables                                                                   (25,733)       (7,873)
    Accounts payable                                                                3,694         5,084
    Taxes accrued                                                                  40,291        27,686
    Interest accrued                                                               (5,901)       (2,216)
    Other working capital accounts                                                (14,593)      (30,279)
  Decommissioning trust contributions                                              (6,593)       (2,408)
  Other                                                                           (15,684)        1,264
                                                                                 --------      --------
    Net cash flow provided by operating activities                                155,882       159,727
                                                                                 --------      --------
Investing Activities:
  Construction expenditures                                                       (53,592)      (43,559)
  Allowance for equity funds used during construction                                 526         1,103
  Nuclear fuel purchases                                                                        (40,493)
  Proceeds from sale/leaseback of nuclear fuel                                                   40,493
                                                                                 --------      --------
    Net cash flow used in investing activities                                    (53,066)      (42,456)
                                                                                 --------      --------
Financing Activities:
  Proceeds from the issuance of first mortgage bonds                              113,994             -
  Retirement of:
    First mortgage bonds                                                         (130,000)            -
    Other long-term debt                                                             (233)          (69)
  Redemption of preferred stock                                                    (7,500)       (7,500)
  Changes in short-term borrowings - net                                          (27,386)       (9,344)
  Dividends paid:
    Common stock                                                                  (50,200)      (86,200)
    Preferred stock                                                               (10,072)      (10,743)
                                                                                 --------      --------
    Net cash flow used in financing activities                                   (111,397)     (113,856)
                                                                                 --------      --------
Net increase (decrease) in cash and cash equivalents                               (8,581)        3,415

Cash and cash equivalents at beginning of period                                   34,370        28,718
                                                                                 --------      --------
Cash and cash equivalents at end of period                                        $25,789       $32,133
                                                                                 ========      ========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest - net of amount capitalized                                         $68,870       $67,432
     Income taxes                                                                 $48,729       $43,623
   Noncash investing and financing activities:
    Change in unrealized appreciation/depreciation of
        decommissioning trust assets                                              ($1,814)       $1,934

 See Notes to Financial Statements.

                         ENTERGY LOUISIANA, INC.
                              BALANCE SHEETS
                   June 30, 1996 and December 31, 1995
                               (Unaudited)
                                                                                  1996              1995
                                                                               ----------        ----------
                                                                                     (In Thousands)
                                 ASSETS
Utility Plant:
  Electric                                                                     $4,927,904        $4,886,898
  Property under capital leases                                                   231,121           231,121
  Construction work in progress                                                    84,337            87,567
  Nuclear fuel under capital lease                                                 54,405            72,864
  Nuclear fuel                                                                      1,507             1,506
                                                                               ----------        ----------
           Total                                                                5,299,274         5,279,956

  Less - accumulated depreciation and amortization                              1,808,944         1,742,306
                                                                               ----------        ----------
           Utility plant - net                                                  3,490,330         3,537,650
                                                                               ----------        ----------
Other Property and Investments:
  Nonutility property                                                              20,060            20,060
  Decommissioning trust fund                                                       44,844            38,560
  Investment in subsidiary companies - at equity                                   14,230            14,230
  Other                                                                                 -             1,113
                                                                               ----------        ----------
           Total                                                                   79,134            73,963
                                                                               ----------        ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                                            4,415             3,952
    Temporary cash investments - at cost,
      which approximates market                                                    21,374            30,418
                                                                               ----------        ----------
           Total cash and cash equivalents                                         25,789            34,370
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
     $1.4 million in 1996 and 1995)                                                89,606            72,328
    Associated companies                                                            5,719             8,033
    Other                                                                           8,625             8,979
    Accrued unbilled revenues                                                      73,255            62,132
  Deferred fuel costs                                                              18,958            10,200
  Materials and supplies - at average cost                                         80,959            79,799
  Rate deferrals                                                                   12,063            25,609
  Deferred nuclear refueling outage costs                                          13,251            21,344
  Prepayments and other                                                            13,111             9,118
                                                                               ----------        ----------
           Total                                                                  341,336           331,912
                                                                               ----------        ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                                               304,955           301,520
    Unamortized loss on reacquired debt                                            39,596            39,474
    Other regulatory assets                                                        36,099            23,935
  Other                                                                            24,247            23,069
                                                                               ----------        ----------
           Total                                                                  404,897           387,998
                                                                               ----------        ----------
           TOTAL                                                               $4,315,697        $4,331,523
                                                                              ===========       ===========
See Notes to Financial Statements.

                         ENTERGY LOUISIANA, INC.
                              BALANCE SHEETS
                   June 30, 1996 and December 31, 1995
                               (Unaudited)
                                                                                  1996              1995
                                                                               ----------        ----------
                                                                                      (In Thousands)
                     CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares                                                         $1,088,900        $1,088,900
  Capital stock expense and other                                                  (4,542)           (4,836)
  Retained earnings                                                               107,696            72,150
                                                                               ----------        ----------
           Total common shareholder's equity                                    1,192,054         1,156,214
  Preferred stock:
     Without sinking fund                                                         160,500           160,500
     With sinking fund                                                             92,509           100,009
  Long-term debt                                                                1,391,058         1,385,171
                                                                               ----------        ----------
           Total                                                                2,836,121         2,801,894
                                                                               ----------        ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                                                 26,405            43,362
  Other                                                                            53,292            50,835
                                                                               ----------        ----------
           Total                                                                   79,697            94,197
                                                                               ----------        ----------
Current Liabilities:
  Currently maturing long-term debt                                                16,263            35,260
  Notes payable:
    Associated companies                                                           49,073            61,459
    Other                                                                               -            15,000
  Accounts payable:
    Associated companies                                                           32,137            37,494
    Other                                                                          78,973            69,922
  Customer deposits                                                                57,797            56,924
  Taxes accrued                                                                    58,903            18,612
  Accumulated deferred income taxes                                                   348             3,366
  Interest accrued                                                                 38,301            44,202
  Dividends declared                                                                4,907             5,149
  Obligations under capital leases                                                 28,000            28,000
  Other                                                                             7,749            17,397
                                                                               ----------        ----------
           Total                                                                  372,451           392,785
                                                                               ----------        ----------
Deferred Credits:
  Accumulated deferred income taxes                                               804,676           807,278
  Accumulated deferred investment tax credits                                     142,728           145,561
  Deferred interest - Waterford 3 lease obligation                                 24,344            23,947
  Other                                                                            55,680            65,861
                                                                               ----------        ----------
           Total                                                                1,027,428         1,042,647
                                                                               ----------        ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                               $4,315,697        $4,331,523
                                                                              ===========       ===========
See Notes to Financial Statements.

                          ENTERGY LOUISIANA, INC.
                        SELECTED OPERATING RESULTS
     For the Three Months and Six Months Ended June 30, 1996 and 1995
                                (Unaudited)

                                    Three Months Ended Increase/
           Description               1996      1995    (Decrease)   %
                                           (In Millions)
Electric Operating Revenues:
  Residential                       $ 139.9   $ 132.9     $ 7.0     5
  Commercial                           90.5      85.4       5.1     6
  Industrial                          182.5     153.5      29.0    19
  Governmental                          8.3       7.8       0.5     6
                                    -------   -------    ------
    Total retail                      421.2     379.6      41.6    11
  Sales for resale
     Associated companies               0.5       0.2       0.3   150
     Non-associated companies          15.0      14.1       0.9     6
  Other                                21.1      12.7       8.4    66
                                    -------   -------    ------
    Total                           $ 457.8   $ 406.6    $ 51.2    13
                                    =======   =======    ======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                         1,788     1,787         1     -
  Commercial                          1,156     1,159        (3)    -
  Industrial                          4,399     4,247       152     4
  Governmental                          110       108         2     2
                                    -------   -------    ------
    Total retail                      7,453     7,301       152     2
  Sales for resale
     Associated companies                15         9         6    67
     Non-associated companies           280       360       (80)  (22)
                                    -------   -------    ------
    Total                             7,748     7,670        78     1
                                    =======   =======    ======

                                     Six Months Ended  Increase/
           Description               1996      1995    (Decrease)   %
                                            (In Millions)
Electric Operating Revenues:
  Residential                       $ 275.2   $ 244.8    $ 30.4    12
  Commercial                          176.5     161.4      15.1     9
  Industrial                          358.1     302.4      55.7    18
  Governmental                         16.8      15.5       1.3     8
                                    -------   -------    ------
    Total retail                      826.6     724.1     102.5    14
  Sales for resale
     Associated companies               0.7       0.4       0.3    75
     Non-associated companies          29.4      24.5       4.9    20
  Other                                18.9      11.0       7.9    72
                                    -------   -------    ------
    Total                           $ 875.6   $ 760.0    $115.6    15
                                    =======   =======    ======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                         3,613     3,374       239     7
  Commercial                          2,248     2,178        70     3
  Industrial                          8,613     8,326       287     3
  Governmental                          225       218         7     3
                                    -------   -------    ------
    Total retail                     14,699    14,096       603     4
  Sales for resale
     Associated companies                18        19        (1)   (5)
     Non-associated companies           513       574       (61)  (11)
                                    -------   -------    ------
    Total                            15,230    14,689       541     4
                                    =======   =======    ======

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Net Income
- ----------
  Net income increased for the three months and six months ended June 30, 1996, primarily due to an increase in electric operating revenues and a decrease in other operation and maintenance expenses, partially offset by an increase in income tax expense.

  Significant factors affecting the results of operations and causing variances between the three months and six months ended June 30, 1996, and 1995 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales
- ------------------
  The changes in electric operating revenues for the three months and six months ended June 30, 1996, are as follows:

                              Three Months Ended   Six Months Ended
           Description        Increase/(Decrease) Increase/(Decrease)
           -----------        ------------------- -------------------
                                           (In Millions)

     Change in base revenues       $(1.4)              $(2.2)
     Grand Gulf rate rider           9.0                13.3
     Fuel cost recovery              3.3                11.7
     Sales volume/weather            4.1                 8.7
     Other revenue (including        1.2                  -
     unbilled)
     Sales for resale                8.1                16.2
                                   -----               -----
     Total                         $24.3               $47.7
                                   =====               =====

   Electric operating revenues increased for the three months and six months ended June 30, 1996, due to increases in revenues from the Grand Gulf 1 rate rider, the fuel adjustment clause, and electric sales. Revenues from the Grand Gulf I rate rider and the fuel adjustment clause do not affect net income. In connection with an annual MPSC review, in October 1995, Entergy Mississippi's Grand Gulf 1 rate rider was adjusted upward as a result of its undercollection of Grand Gulf 1 costs. Therefore, Grand Gulf 1 rate rider revenues for the three months and six months ended June 30, 1996, were greater than revenues for the same period last year. Fuel adjustment clause revenues increased due to higher fuel costs, as discussed below. The increase in retail sales volume is primarily attributed to more severe weather in 1996, compared to the same period in 1995. Sales for resale, specifically sales to associated companies, increased primarily due to changes in the generation requirements and availability among the operating companies.

Expenses
- --------
   Fuel and purchased power expenses, taken together, increased for the three months and six months ended June 30, 1996. Fuel expenses increased for the period due to higher gas prices and higher generation requirements resulting from increased energy sales. However, as the result of the lower cost of purchased power, more power was purchased to meet the increased sales demand.

   Other operation and maintenance expenses decreased for the three months and six months ended June 30, 1996, as a result of lower payroll, contract work, and materials and supplies expenses. Payroll expenses decreased as a result of the restructuring program accrual made in June 1995. This restructuring program has resulted in a reduction in the number of Entergy Mississippi employees throughout 1995 and 1996. Contract work and materials and supplies expenses decreased because of the turbine repairs at some of Entergy Mississippi's generating plants in 1995.

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


   Income taxes increased for the three months and six months ended June 30, 1996, primarily due to the higher pretax income resulting from increased revenue and reduced other operation and maintenance expenses.

  Rate deferrals charged against operating expenses in 1996 represent the deferral of Entergy Mississippi's portion of the proposed System Energy rate increase. See Note 2 for a discussion of Entergy Mississippi's deferral of the System Energy rate increase.

   The amortization of rate deferrals increased for the three months and six months ended June 30, 1996, in accordance with the Grand Gulf 1 related deferral plan. The plan allows for the recovery of more Grand Gulf 1-related costs in 1996 than in 1995.

           ENTERGY MISSISSIPPI, INC.
             STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 1996 and 1995
                  (Unaudited)
                                                          Three Months Ended                Six Months Ended
                                                       -------------------------         -------------------------
                                                         1996             1995             1996             1995
                                                       --------         --------         --------         --------
                                                             (In Thousands)                    (In Thousands)

Operating Revenues                                     $247,479         $223,156         $451,381         $403,715
                                                       --------         --------         --------         --------
Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                       48,080           33,550           87,826           63,939
    Purchased power                                      68,732           70,966          136,044          128,010
    Other operation and maintenance                      28,828           39,937           56,477           72,155
  Depreciation and amortization                          10,052            9,338           20,079           18,735
  Taxes other than income taxes                          11,148           10,494           20,733           21,083
  Income taxes                                           16,196           10,731           22,212           14,094
  Rate deferrals                                         (5,372)               -          (12,523)               -
  Amortization of rate deferrals                         28,728           15,348           54,992           30,637
                                                       --------         --------         --------         --------
        Total                                           206,392          190,364          385,840          348,653
                                                       --------         --------         --------         --------
Operating Income                                         41,087           32,792           65,541           55,062
                                                       --------         --------         --------         --------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                      370              269              643              528
  Miscellaneous - net                                       847              796              769              857
  Income taxes                                             (331)            (305)            (301)            (328)
                                                       --------         --------         --------         --------
        Total                                               886              760            1,111            1,057
                                                       --------         --------         --------         --------
Interest Charges:
  Interest on long-term debt                             11,517           11,856           22,556           22,948
  Other interest - net                                      934            1,352            1,874            3,258
  Allowance for borrowed funds used
   during construction                                     (297)            (234)            (521)            (439)
                                                       --------         --------         --------         --------
        Total                                            12,154           12,974           23,909           25,767
                                                       --------         --------         --------         --------

Net Income                                               29,819           20,578           42,743           30,352

Preferred Stock Dividend Requirements
 and Other                                                1,392            1,544            2,640            3,251
                                                       --------         --------         --------         --------
Earnings Applicable to Common Stock                     $28,427          $19,034          $40,103          $27,101
                                                      =========        =========        =========        =========
See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                        STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 1996 and 1995
                               (Unaudited)

                                                                                   1996          1995
                                                                                 --------      --------
                                                                                     (In Thousands)
Operating Activities:
  Net income                                                                      $42,743       $30,352
  Noncash items included in net income:
    Change in rate deferrals                                                       62,928        29,566
    Depreciation and amortization                                                  20,079        18,735
    Deferred income taxes and investment tax credits                              (15,472)       (7,196)
    Allowance for equity funds used during construction                              (643)         (528)
  Changes in working capital:
    Receivables                                                                   (25,853)      (19,922)
    Fuel inventory                                                                  1,752        (4,448)
    Accounts payable                                                               15,136        23,540
    Taxes accrued                                                                   1,132        (4,239)
    Interest accrued                                                               (2,646)          903
    Other working capital accounts                                                  2,985        (3,864)
  Other                                                                           (21,405)       11,856
                                                                                 --------      --------
    Net cash flow provided by operating activities                                 80,736        74,755
                                                                                 --------      --------
Investing Activities:
  Construction expenditures                                                       (42,256)      (34,388)
  Allowance for equity funds used during construction                                 643           528
                                                                                 --------      --------
    Net cash flow used in investing activities                                    (41,613)      (33,860)
                                                                                 --------      --------
Financing Activities:
  Proceeds from the issuance of
    general and refunding mortgage bonds                                                -         79,480
  Retirement of:
    General and refunding mortgage bonds                                                -       (20,000)
    First mortgage bonds                                                          (25,000)      (20,000)
    Other long-term debt                                                              (15)          (15)
  Redemption of preferred stock                                                    (9,876)       (8,000)
  Changes in short-term borrowings - net                                            2,209       (30,000)
  Dividends paid:
    Common stock                                                                  (17,000)      (16,400)
    Preferred stock                                                                (2,630)       (3,343)
                                                                                 --------      --------
    Net cash flow used in financing activities                                    (52,312)      (18,278)
                                                                                 --------      --------
Net increase (decrease) in cash and cash equivalents                              (13,189)       22,617

Cash and cash equivalents at beginning of period                                   16,945         9,598
                                                                                 --------      --------
Cash and cash equivalents at end of period                                         $3,756       $32,215
                                                                                 ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                          $25,928       $24,066
    Income taxes                                                                  $23,973       $15,431

See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                   June 30, 1996 and December 31, 1995
                               (Unaudited)
                                                                                  1996              1995
                                                                               ----------        ----------
                                                                                     (In Thousands)
                                 ASSETS
Utility Plant:
  Electric                                                                     $1,571,591        $1,559,955
  Construction work in progress                                                    68,110            55,443
                                                                               ----------        ----------
           Total                                                                1,639,701         1,615,398

  Less - accumulated depreciation and amortization                                615,636           613,712
                                                                               ----------        ----------
           Utility plant - net                                                  1,024,065         1,001,686
                                                                               ----------        ----------
Other Property and Investments:
  Investment in subsidiary companies - at equity                                    5,531             5,531
  Other                                                                             5,605             5,615
                                                                               ----------        ----------
           Total                                                                   11,136            11,146
                                                                               ----------        ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                                            3,756             2,574
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                                            -             3,248
        Other                                                                           -            11,123
                                                                               ----------        ----------
           Total cash and cash equivalents                                          3,756            16,945
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
     $1.6 million in 1996 and 1995)                                                50,600            46,214
    Associated companies                                                            6,780             1,134
    Other                                                                           2,948             1,967
    Accrued unbilled revenues                                                      61,990            47,150
  Fuel inventory - at average cost                                                  4,929             6,681
  Materials and supplies - at average cost                                         19,658            19,233
  Rate deferrals                                                                  139,110           130,622
  Prepayments and other                                                             7,046            11,536
                                                                               ----------        ----------
           Total                                                                  296,817           281,482
                                                                               ----------        ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                                175,656           247,072
    SFAS 109 regulatory asset - net                                                10,231             6,445
    Unamortized loss on reacquired debt                                             9,679            10,105
    Other regulatory assets                                                        37,167            17,736
  Other                                                                             6,635             6,311
                                                                               ----------        ----------
           Total                                                                  239,368           287,669
                                                                               ----------        ----------
           TOTAL                                                               $1,571,386        $1,581,983
                                                                              ===========       ===========
See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                   June 30, 1996 and December 31, 1995
                               (Unaudited)

                                                                                  1996              1995
                                                                               ----------        ----------
                                                                                      (In Thousands)
                     CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares                                                             $199,326          $199,326
  Capital stock expense and other                                                    (143)             (218)
  Retained earnings                                                               254,566           231,463
                                                                               ----------        ----------
           Total common shareholder's equity                                      453,749           430,571
  Preferred stock:
     Without sinking fund                                                          57,881            57,881
     With sinking fund                                                              7,000            16,770
  Long-term debt                                                                  494,963           494,404
                                                                               ----------        ----------
           Total                                                                1,013,593           999,626
                                                                               ----------        ----------
Other Noncurrent Liabilities                                                        8,891            11,625
                                                                               ----------        ----------
Current Liabilities:
  Currently maturing long-term debt                                                36,015            61,015
  Notes payable - associated companies                                              2,209                 -
  Accounts payable:
    Associated companies                                                           26,167            24,391
    Other                                                                          45,460            32,100
  Customer deposits                                                                25,530            24,339
  Taxes accrued                                                                    29,771            28,639
  Accumulated deferred income taxes                                                57,335            54,090
  Interest accrued                                                                 19,188            21,834
  Other                                                                             4,407             6,875
                                                                               ----------        ----------
           Total                                                                  246,082           253,283
                                                                               ----------        ----------
Deferred Credits:
  Accumulated deferred income taxes                                               266,369           278,581
  Accumulated deferred investment tax credits                                      26,176            27,978
  Other                                                                            10,275            10,890
                                                                               ----------        ----------
           Total                                                                  302,820           317,449
                                                                               ----------        ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                               $1,571,386        $1,581,983
                                                                              ===========       ===========
See Notes to Financial Statements.

                           ENTERGY MISSISSIPPI, INC.
                          SELECTED OPERATING RESULTS
        For the Three Months and Six Months Ended June 30, 1996 and 1995
                                 (Unaudited)

                                    Three Months Ended Increase/
           Description               1996      1995    (Decrease)   %
                                            (In Millions)
Electric Operating Revenues:
  Residential                        $ 82.7    $ 74.5     $ 8.2    11
  Commercial                           66.8      63.3       3.5     6
  Industrial                           44.0      43.7       0.3     1
  Governmental                          7.1       6.8       0.3     4
                                    -------   -------    ------
    Total retail                      200.6     188.3      12.3     7
  Sales for resale
     Associated companies              13.0       6.0       7.0   117
     Non-associated companies           6.4       5.4       1.0    19
  Other                                27.5      23.5       4.0    17
                                    -------   -------    ------
    Total                           $ 247.5   $ 223.2    $ 24.3    11
                                    =======   =======    ======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                           972       884        88    10
  Commercial                            830       794        36     5
  Industrial                            736       740        (4)   (1)
  Governmental                           83        80         3     4
                                    -------   -------    ------
    Total retail                      2,621     2,498       123     5
  Sales for resale
     Associated companies               301       100       201   201
     Non-associated companies           167       176        (9)   (5)
                                    -------   -------    ------
    Total                             3,089     2,774       315    11
                                    =======   =======    ======

                                     Six Months Ended  Increase/
           Description               1996      1995    (Decrease)   %
                                           (In Millions)
Electric Operating Revenues:
  Residential                       $ 160.2   $ 141.6    $ 18.6    13
  Commercial                          129.0     118.8      10.2     9
  Industrial                           84.8      83.9       0.9     1
  Governmental                         14.0      13.3       0.7     5
                                    -------   -------    ------
    Total retail                      388.0     357.6      30.4     9
  Sales for resale
     Associated companies              26.8      12.6      14.2   113
     Non-associated companies          11.7       9.6       2.1    22
  Other                                24.9      23.9       1.0     4
                                    -------   -------    ------
    Total                           $ 451.4   $ 403.7    $ 47.7    12
                                    =======   =======    ======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                         2,027     1,817       210    12
  Commercial                          1,608     1,518        90     6
  Industrial                          1,429     1,464       (35)   (2)
  Governmental                          164       158         6     4
                                    -------   -------    ------
    Total retail                      5,228     4,957       271     5
  Sales for resale
     Associated companies               570       259       311   120
     Non-associated companies           284       316       (32)  (10)
                                    -------   -------    ------
    Total                             6,082     5,532       550    10
                                    =======   =======    ======

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Net Income
- ----------
   Net income increased for the three months ended June 30, 1996, due primarily to higher gas revenues and for the six months ended June 30, 1996, principally due to the recording of additional rate deferrals.

  Significant factors affecting the results of operations and causing variances between the three months ended and six months ended June 30, 1996, and 1995 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales
- ------------------
  The changes in electric operating revenues for the three months and six months ended June 30, 1996, are as follows:

                              Three Months Ended    Six Months Ended
             Description      Increase/(Decrease)  Increase/(Decrease)
             -----------      -------------------  -------------------
                                           (In Millions)

   Change in base revenues        $2.1                  $(3.4)
   Fuel cost recovery              7.2                   13.9
   Sales volume/weather           (3.2)                  (0.2)
   Other revenue (including        1.6                   (1.6)
   unbilled)
   Sales for resale                0.9                    2.1
                                  -----                 -----
   Total                          $8.6                  $10.8
                                  =====                 =====

   Electric operating revenues increased for the three months and six months ended June 30, 1996, mainly due to the increase in fuel adjustment revenues. Fuel adjustment revenues increased due to higher fuel prices during the first six months of 1996 and higher purchased power expenses during the first three months of the year. Retail sales decreased for both the three months and six months primarily as the result of decreases in industrial sales due principally to a significant reduction in electricity usage by a large customer. For the six months ended June 30, 1996, this decrease was partially offset by an increase in sales due to colder weather.

   For the three months and six months ended June 30, 1996, gas operating revenues increased due primarily to increased gas sales as a result of the colder winter and a higher unit purchase price for gas purchased for resale.
Expenses
- --------
   Operating expenses increased for the three months ended June 30, 1996, due primarily to increases in fuel expenses and gas purchased for resale, partially offset by the recording of rate deferrals and the reduced amortization of previous deferrals in 1996. These same factors together with higher purchased power expenses in the first three months of 1996 are the principal reasons for the increases in operating expenses for the six months ended June 30, 1996. Fuel expenses increased due to significantly higher prices for gas used in generation as a result of widespread cold weather in the first few months of 1996. Gas purchased for resale increased as a result of higher gas sales and a higher unit purchase price, which was caused by the increased demand for gas due to the weather. Purchased power expenses decreased for the three months ended June 30, 1996, as a result of a decrease in the price of power purchased. The rate deferrals recorded were associated with the deferral of a portion of the System Energy rate increase being billed to Entergy New Orleans and the deferral of costs related to least cost planning, which are expected to be recovered in future rates. See Note 2 for a discussion of Entergy New Orleans' deferral of the System Energy rate increase.

           ENTERGY NEW ORLEANS, INC.
             STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 1996 and 1995
                  (Unaudited)
                                                          Three Months Ended                Six Months Ended
                                                       -------------------------         -------------------------
                                                         1996             1995             1996             1995
                                                       --------         --------         --------         --------
                                                             (In Thousands)                    (In Thousands)

Operating Revenues:
  Electric                                             $105,701          $97,070         $185,992         $175,210
  Natural gas                                            22,128           15,596           64,725           46,342
                                                       --------         --------         --------         --------
        Total                                           127,829          112,666          250,717          221,552
                                                       --------         --------         --------         --------
Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses,
     and gas purchased for resale                        31,584           14,461           73,020           45,439
    Purchased power                                      41,302           44,245           80,041           73,927
    Other operation and maintenance                      19,065           17,162           35,489           33,915
  Depreciation and amortization                           5,011            4,786            9,982            9,614
  Taxes other than income taxes                           6,757            6,607           13,620           13,834
  Income taxes                                            5,296            4,920            9,281            8,195
  Rate deferrals                                         (1,384)               -           (7,177)               -
  Amortization of rate deferrals                          5,886            7,985           10,382           13,265
                                                       --------         --------         --------         --------

Operating Income                                         14,312           12,500           26,079           23,363
                                                       --------         --------         --------         --------
Other Income (Deductions):
  Allowance for equity funds used
    during construction                                      81               35              155               61
  Miscellaneous - net                                       288               73            1,062              489
  Income taxes                                             (111)             (28)            (409)            (188)
                                                       --------         --------         --------         --------
        Total                                               258               80              808              362
                                                       --------         --------         --------         --------
Interest Charges:
  Interest on long-term debt                              3,953            3,544            8,012            7,873
  Other interest - net                                      320              375              602              967
  Allowance for borrowed funds used
    during construction                                     (63)             (27)            (122)             (48)
                                                       --------         --------         --------         --------
        Total                                             4,210            3,892            8,492            8,792
                                                       --------         --------         --------         --------
Net Income                                               10,360            8,688           18,395           14,933

Preferred Stock Dividend Requirements
  and Other                                                 241              317              482              717
                                                       --------         --------         --------         --------
Earnings Applicable to Common Stock                     $10,119           $8,371          $17,913          $14,216
                                                      =========        =========        =========        =========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                        STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 1996 and 1995
                               (Unaudited)
                                                                                   1996          1995
                                                                                 --------      --------
                                                                                     (In Thousands)
Operating Activities:
  Net income                                                                      $18,395       $14,933
  Noncash items included in net income:
    Change in rate deferrals                                                       15,972        13,452
    Depreciation and amortization                                                   9,982         9,614
    Deferred income taxes and investment tax credits                                1,167        (1,202)
    Allowance for equity funds used during construction                              (155)          (61)
  Changes in working capital:
    Receivables                                                                     1,102        (7,972)
    Accounts payable                                                               (3,571)       13,145
    Taxes accrued                                                                   2,295          (999)
    Interest accrued                                                                 (501)         (594)
    Income tax refund                                                                   -            704
    Other working capital accounts                                                (19,728)      (16,015)
  Other                                                                            (9,992)      (10,465)
                                                                                 --------      --------
    Net cash flow provided by operating activities                                 14,966        14,540
                                                                                 --------      --------
Investing Activities:
  Construction expenditures                                                       (17,991)       (8,738)
  Allowance for equity funds used during construction                                 155            61
                                                                                 --------      --------
    Net cash flow used in investing activities                                    (17,836)       (8,677)
                                                                                 --------      --------
Financing Activities:
  Proceeds from the issuance of general and refunding mortgage bonds               39,608        29,805
  Retirement of:
    First mortgage bonds                                                          (23,250)            -
    General and refunding mortgage bonds                                          (30,000)      (24,200)
  Redemption of preferred stock                                                         -        (1,500)
  Dividends paid:
    Common stock                                                                  (18,900)       (5,800)
    Preferred stock                                                                  (482)         (775)
                                                                                 --------      --------
   Net cash flow used in financing activities                                     (33,024)       (2,470)
                                                                                 --------      --------
Net increase (decrease) in cash and cash equivalents                              (35,894)        3,393

Cash and cash equivalents at beginning of period                                   49,746         8,031
                                                                                 --------      --------
Cash and cash equivalents at end of period                                        $13,852       $11,424
                                                                                 ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                           $8,698        $9,056
    Income Taxes                                                                   $6,299       $10,465

See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                              BALANCE SHEET
                   June 30, 1996 and December 31, 1995
                               (Unaudited)
                                                                                  1996              1995
                                                                               ----------        ----------
                                                                                      (In Thousands)
                                 ASSETS
Utility Plant:
  Electric                                                                       $493,007          $483,581
  Natural gas                                                                     122,138           121,083
  Construction work in progress                                                    19,080            17,525
                                                                               ----------        ----------
           Total                                                                  634,225           622,189

  Less - accumulated depreciation and amortization                                340,587           335,021
                                                                               ----------        ----------
           Utility plant - net                                                    293,638           287,168
                                                                               ----------        ----------
Other Property and Investments:
  Investment in subsidiary companies - at equity                                    3,259             3,259
                                                                               ----------        ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                                            2,332             1,693
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                                        5,838            10,860
        Other                                                                       5,682            37,193
                                                                               ----------        ----------
           Total cash and cash equivalents                                         13,852            49,746
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $0.5 million in 1996 and $0.8 million in 1995)                             27,046            29,168
    Associated companies                                                               36               551
    Other                                                                             711               843
    Accrued unbilled revenues                                                      18,909            17,242
  Deferred electric fuel and resale gas costs                                      12,954             2,647
  Materials and supplies - at average cost                                          9,512             8,950
  Rate deferrals                                                                   36,849            35,191
  Prepayments and other                                                             9,941             4,529
                                                                               ----------        ----------
           Total                                                                  129,810           148,867
                                                                               ----------        ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                                120,286           137,916
    SFAS 109 regulatory asset - net                                                 7,941             6,813
    Unamortized loss on reacquired debt                                             1,776             1,932
    Other regulatory assets                                                        11,576             9,204
  Other                                                                             1,352             1,047
                                                                               ----------        ----------
           Total                                                                  142,931           156,912
                                                                               ----------        ----------
           TOTAL                                                                 $569,638          $596,206
                                                                              ===========       ===========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                              BALANCE SHEETS
                   June 30, 1996 and December 31, 1995
                               (Unaudited)
                                                                                  1996              1995
                                                                               ----------        ----------
                                                                                      (In Thousands)
                     CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $4 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares                                                              $33,744           $33,744
  Paid-in capital                                                                  36,294            36,306
  Retained earnings subsequent to the elimination of
     the accumulated deficit on November 30, 1988                                  80,274            81,261
                                                                               ----------        ----------
           Total common shareholder's equity                                      150,312           151,311
  Preferred stock - without sinking fund                                           19,780            19,780
  Long-term debt                                                                  168,855           155,958
                                                                               ----------        ----------
           Total                                                                  338,947           327,049
                                                                               ----------        ----------
Other Noncurrent Liabilities                                                       17,700            17,745
                                                                               ----------        ----------
Current Liabilities:
  Currently maturing long-term debt                                                12,000            38,250
  Accounts payable:
    Associated companies                                                           15,077            13,851
    Other                                                                          19,877            24,674
  Customer deposits                                                                18,496            18,214
  Accumulated deferred income taxes                                                16,984             9,174
  Taxes accrued                                                                     7,849             5,554
  Interest accrued                                                                  4,610             5,111
  Other                                                                            10,375            14,345
                                                                               ----------        ----------
           Total                                                                  105,268           129,173
                                                                               ----------        ----------
Deferred Credits:
  Accumulated deferred income taxes                                                76,496            81,654
  Accumulated deferred investment tax credits                                       8,300             8,618
  Other                                                                            22,927            31,967
                                                                               ----------        ----------
           Total                                                                  107,723           122,239
                                                                               ----------        ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                                 $569,638          $596,206
                                                                               ==========        ==========
See Notes to Financial Statements.

                         ENTERGY NEW ORLEANS, INC.
                        SELECTED OPERATING RESULTS
     For the Three Months and Six Months Ended June 30, 1996 and 1995
                                (Unaudited)


                                    Three Months Ended  Increase/
           Description               1996      1995    (Decrease)   %
                                           (In Millions)
Electric Operating Revenues:
  Residential                        $ 33.8    $ 31.0     $ 2.8     9
  Commercial                           36.1      35.4       0.7     2
  Industrial                            6.2       5.6       0.6    11
  Governmental                         13.8      12.8       1.0     8
                                    -------   -------    ------
    Total retail                       89.9      84.8       5.1     6
  Sales for resale
     Associated companies               0.5       0.0       0.5     -
     Non-associated companies           2.9       2.4       0.5    21
  Other                                12.4       9.9       2.5    25
                                    -------   -------    ------
    Total                           $ 105.7    $ 97.1     $ 8.6     9
                                    =======   =======    ======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                           451       473       (22)   (5)
  Commercial                            504       521       (17)   (3)
  Industrial                            120       146       (26)  (18)
  Governmental                          230       248       (18)   (7)
                                    -------   -------    ------
    Total retail                      1,305     1,388       (83)   (6)
  Sales for resale
     Associated companies                14         2        12   600
     Non-associated companies            74        76        (2)   (3)
                                    -------   -------    ------
    Total                             1,393     1,466       (73)   (5)
                                    =======   =======    ======

                                     Six Months Ended  Increase/
           Description               1996      1995    (Decrease)   %
                                            (In Millions)
Electric Operating Revenues:
  Residential                        $ 61.1    $ 52.8     $ 8.3    16
  Commercial                           69.3      67.9       1.4     2
  Industrial                           11.8      10.7       1.1    10
  Governmental                         26.1      23.5       2.6    11
                                    -------   -------    ------
    Total retail                      168.3     154.9      13.4     9
  Sales for resale
     Associated companies               2.3       1.3       1.0    77
     Non-associated companies           5.4       4.3       1.1    26
  Other                                10.0      14.7      (4.7)  (32)
                                    -------   -------    ------
    Total                           $ 186.0   $ 175.2    $ 10.8     6
                                    =======   =======    ======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                           842       825        17     2
  Commercial                            969       962         7     1
  Industrial                            231       269       (38)  (14)
  Governmental                          442       458       (16)   (3)
                                    -------   -------    ------
    Total retail                      2,484     2,514       (30)   (1)
  Sales for resale
     Associated companies                59        68        (9)  (13)
     Non-associated companies           126       136       (10)   (7)
                                    -------   -------    ------
    Total                             2,669     2,718       (49)   (2)
                                    =======   =======    ======

                    SYSTEM ENERGY RESOURCES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income
- ----------
  Net income for the three months and six months ended June 30, 1996, remained relatively unchanged as compared to the same period in 1995.

  Significant factors affecting the results of operations and causing variances between the three months and six months ended June 30, 1996, and 1995 are discussed under "Revenues" and "Expenses" below.

Revenues
- --------
   Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf 1.

   Operating revenues increased slightly for the three months and six months ended June 30, 1996, due primarily to an increase in fuel and fuel-related expenses and increased depreciation, amortization, and decommissioning expenses offset by a decrease in nuclear refueling outage expenses as discussed under "Expenses" below. The increase in fuel and fuel-related expenses is due to a refueling outage in 1995. The increase in decommissioning costs and depreciation rates is reflected in the 1995 System Energy FERC rate increase filing, subject to refund. See Note 2 for a discussion of the proposed rate increase.

Expenses
- --------
   Operating expenses increased for the three months and six months ended June 30, 1996, due to an increase in fuel and fuel-related expenses and depreciation, amortization, and decommissioning expenses. These increases were offset by a decrease in nuclear refueling outage expenses. Fuel and fuel-related expenses, as well as depreciation, amortization, and decommissioning expenses increased for the reasons stated above. The decrease in nuclear refueling outage expenses was attributed to the effect of refueling outage expenses incurred in 1995 and the absence of a refueling outage to date in 1996. Other operation and maintenance expenses increased for the three months ended June 30, 1996, primarily due to timing differences in accounting for maintenance expenditures.

         SYSTEM ENERGY RESOURCES, INC.
             STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 1996 and 1995
                  (Unaudited)
                                                          Three Months Ended                Six Months Ended
                                                       -------------------------         -------------------------
                                                         1996             1995             1996             1995
                                                       --------         --------         --------         --------
                                                             (In Thousands)                    (In Thousands)

Operating Revenues                                     $160,369         $158,632         $316,793         $310,296
                                                       --------         --------         --------         --------
Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                       12,171            3,561           25,011           15,896
    Nuclear refueling outage expenses                         -           19,005                -           21,286
    Other operation and maintenance                      26,591           23,803           48,332           48,902
  Depreciation, amortization, and decommissioning        32,014           24,535           64,013           49,933
  Taxes other than income taxes                           6,699            7,024           13,605           14,198
  Income taxes                                           21,192           19,414           41,884           38,719
                                                       --------         --------         --------         --------
        Total                                            98,667           97,342          192,845          188,934
                                                       --------         --------         --------         --------
Operating Income                                         61,702           61,290          123,948          121,362
                                                       --------         --------         --------         --------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                      297              552              647            1,032
  Miscellaneous - net                                       627            1,017            1,466            1,742
  Income taxes                                              201              501             (114)           1,052
                                                       --------         --------         --------         --------
        Total                                             1,125            2,070            1,999            3,826
                                                       --------         --------         --------         --------
Interest Charges:
  Interest on long-term debt                             37,021           38,162           74,974           75,596
  Other interest - net                                    2,707            1,984            4,698            4,317
  Allowance for borrowed funds used
   during construction                                     (283)            (588)            (637)          (1,092)
                                                       --------         --------         --------         --------
        Total                                            39,445           39,558           79,035           78,821
                                                       --------         --------         --------         --------
Net Income                                              $23,382          $23,802          $46,912          $46,367
                                                      =========        =========        =========        =========
See Notes to Financial Statements.

                      SYSTEM ENERGY RESOURCES, INC.
                        STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 1996 and 1995
                               (Unaudited)
                                                                                   1996          1995
                                                                                 --------      --------
                                                                                     (In Thousands)
Operating Activities:
  Net income                                                                      $46,912       $46,367
  Noncash items included in net income:
    Depreciation, amortization, and decommissioning                                64,013        49,933
    Deferred income taxes and investment tax credits                              (16,354)       (7,335)
    Allowance for equity funds used during construction                              (647)       (1,032)
  Changes in working capital:
    Receivables                                                                    (2,835)      (60,206)
    Accounts payable                                                                 (967)         (181)
    Taxes accrued                                                                  17,497        14,062
    Interest accrued                                                                9,192         3,127
    Other working capital accounts                                                 (3,531)      (22,710)
  Decommissioning trust contributions                                              (9,073)       (2,696)
  FERC Settlement - refund obligation                                              (1,942)            -
  Provision for estimated losses and reserves                                      23,932             -
  Other                                                                             3,151        32,074
                                                                                 --------      --------
    Net cash flow provided by operating activities                                129,348        51,403
                                                                                 --------      --------
Investing Activities:
  Construction expenditures                                                        (3,624)      (17,178)
  Allowance for equity funds used during construction                                 647         1,032
  Nuclear fuel purchases                                                           (1,135)      (52,188)
  Proceeds from sale/leaseback of nuclear fuel                                        402        52,188
                                                                                 --------      --------
    Net cash flow used in investing activities                                     (3,710)      (16,146)
                                                                                 --------      --------
Financing Activities:
  Proceeds from the issuance of long-term debt                                     89,192        43,538
  Retirement of long-term debt                                                    (92,700)      (45,320)
  Changes in short-term borrowings - net                                           (2,990)            -
  Common stock dividends paid                                                     (46,300)      (47,600)
                                                                                 --------      --------
    Net cash flow used in financing activities                                    (52,798)      (49,382)
                                                                                 --------      --------
Net  increase (decrease) in cash and cash equivalents                              72,840       (14,125)

Cash and cash equivalents at beginning of period                                      240        89,703
                                                                                 --------      --------

Cash and cash equivalents at end of period                                        $73,080       $75,578
                                                                                 ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                          $66,790       $72,647
    Income taxes                                                                  $30,944       $23,659
  Noncash investing and financing activities:
    Change in unrealized appreciation/depreciation of
    decommissioning trust assets                                                  ($1,055)       $2,589

See Notes to Financial Statements.

                      SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEETS
                   June 30, 1996 and December 31, 1995
                               (Unaudited)
                                                                                  1996              1995
                                                                               ----------        ----------
                                                                                      (In Thousands)
                                 ASSETS
Utility Plant:
  Electric                                                                     $2,997,125        $2,977,303
  Electric plant under lease                                                      446,701           444,305
  Construction work in progress                                                    15,958            35,946
  Nuclear fuel under capital lease                                                 53,664            71,374
                                                                               ----------        ----------
           Total                                                                3,513,448         3,528,928

  Less - accumulated depreciation and amortization                                917,387           861,752
                                                                               ----------        ----------
           Utility plant - net                                                  2,596,061         2,667,176
                                                                               ----------        ----------
Other Property and Investments:
  Decommissioning trust fund                                                       50,020            40,927
                                                                               ----------        ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                                              141               240
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                                       36,963                 -
        Other                                                                      35,976                 -
                                                                               ----------        ----------
           Total cash and cash equivalents                                         73,080               240
  Accounts receivable:
    Associated companies                                                           76,969            72,458
    Other                                                                           3,161             4,837
  Materials and supplies - at average cost                                         66,651            67,661
  Prepayments and other                                                            19,065            16,050
                                                                               ----------        ----------
           Total                                                                  238,926           161,246
                                                                               ----------        ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                                               277,253           291,181
    Unamortized loss on reacquired debt                                            54,574            52,702
    Other regulatory assets                                                       200,001           203,731
  Other                                                                            14,607            14,049
                                                                               ----------        ----------
           Total                                                                  546,435           561,663
                                                                               ----------        ----------
           TOTAL                                                               $3,431,442        $3,431,012
                                                                               ==========        ==========
See Notes to Financial Statements.

                      SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEETS
                   June 30, 1996 and December 31, 1995
                               (Unaudited)
                                                                                  1996              1995
                                                                               ----------        ----------
                                                                                      (In Thousands)
                     CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares                                                               $789,350          $789,350
  Paid-in capital                                                                       -                 7
  Retained earnings                                                                86,532            85,920
                                                                               ----------        ----------
           Total common shareholder's equity                                      875,882           875,277
  Long-term debt                                                                1,471,336         1,219,917
                                                                               ----------        ----------
           Total                                                                2,347,218         2,095,194
                                                                               ----------        ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                                                 25,664            44,107
  Other                                                                            41,745            16,068
                                                                               ----------        ----------
           Total                                                                   67,409            60,175
                                                                               ----------        ----------
Current Liabilities:
  Currently maturing long-term debt                                                     -           250,000
  Notes payable - associated companies                                                  -             2,990
  Accounts payable:
    Associated companies                                                           24,248            17,458
    Other                                                                          11,305            19,063
  Taxes accrued                                                                    90,145            72,648
  Interest accrued                                                                 45,935            36,743
  Obligations under capital lease                                                  28,000            28,000
  Other                                                                             2,688             4,211
                                                                               ----------        ----------
           Total                                                                  202,321           431,113
                                                                               ----------        ----------
Deferred Credits:
  Accumulated deferred income taxes                                               571,846           602,182
  Accumulated deferred investment tax credits                                     105,381           107,119
  FERC Settlement - refund obligation                                              54,906            56,848
  Other                                                                            82,361            78,381
                                                                               ----------        ----------
           Total                                                                  814,494           844,530
                                                                               ----------        ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                               $3,431,442        $3,431,012
                                                                              ===========       ===========
See Notes to Financial Statements.

                 ENTERGY CORPORATION AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES

Cajun - River Bend  (Entergy Corporation and Entergy Gulf States)
- ------------------
   Entergy Gulf States has significant business relationships with Cajun, including co-ownership of River Bend (operated by Entergy Gulf States) and Big Cajun 2, Unit 3 (operated by Cajun). Entergy Gulf States and Cajun, respectively, own 70% and 30% undivided interests in River Bend, and 42% and 58% undivided interests in Big Cajun 2, Unit 3. These relationships have spawned a number of significant and long-standing disputes and claims between the parties. A preliminary agreement setting forth terms for the resolution of such disputes has been reached by Entergy Gulf States, the Bankruptcy Trustee for Cajun, and the Rural Utilities Service (RUS).

   In June 1989, Cajun filed a civil action against Entergy Gulf States in the United States District Court for the Middle District of Louisiana (District Court). Cajun's complaint seeks to rescind or terminate the Joint Ownership Participation and Operating Agreement (Operating Agreement) entered into on August 28, 1979, relating to River Bend. The suit also seeks to recover Cajun's alleged $1.6 billion investment in the unit plus attorneys' fees, interest, and costs. Two member cooperatives of Cajun have brought an independent action to declare the Operating Agreement void, based upon their failure to get prior LPSC approval alleged to be necessary. Entergy Gulf States believes the suits are without merit and is contesting them vigorously.

   A trial on the portion of the suit by Cajun to rescind the Operating Agreement began in April 1994 and was completed in March 1995. On October 24, 1995, the District Court issued a memorandum opinion ruling in favor of Entergy Gulf States. The District Court found that Cajun had not proved that Entergy Gulf States fraudulently induced it to execute the Operating Agreement and that Cajun failed to timely assert its claim. A final judgment on this portion of the suit will not be entered until all claims asserted by Cajun in the case have been heard. The trial of the second portion of the suit was previously scheduled to begin on July 2, 1996 but was postponed due to the proposed settlement of the Cajun and Entergy Gulf States disputes. If the ultimate outcome of this litigation requires Entergy Gulf States to pay substantial damages, it would probably be unable to make such payments and could be forced to seek relief from its creditors under the United States Bankruptcy Code.

   Cajun has not paid its full share of capital costs, operating and maintenance expenses, and other costs for repairs and improvements to River Bend since 1992. Cajun's unpaid portion of River Bend operating and maintenance expenses (including nuclear fuel) and capital costs for the six months ended June 30, 1996, was approximately $32.1 million. The cumulative cost to Entergy Gulf States resulting from Cajun's failure to pay its full share of River Bend-related costs, reduced by the proceeds from the sale by Entergy Gulf States of Cajun's share of River Bend power, and payments into the registry of the District Court for Entergy Gulf States' portion of expenses for Big Cajun 2, Unit 3, was $22.8 million as of June 30, 1996, compared with $31.1 million as of December 31, 1995. Cajun's unpaid portion of the River Bend related costs is reflected in long-term receivables with an offsetting reserve in other deferred credits. Cajun's bankruptcy may affect the ultimate collectibility of the amounts owed to Entergy Gulf States, including any amounts that may be awarded in litigation. Cajun continues to pay its share of decommissioning costs for River Bend.

   See Note 8 of the Form 10-K for additional information regarding the Cajun litigation, Cajun's bankruptcy proceedings, related filings, and the ongoing potential effects of these matters upon Entergy Gulf States.

   In its bankruptcy proceedings, Cajun filed a motion on January 10, 1995, to reject the Operating Agreement as a burdensome executory contract. Entergy Gulf States responded on January 10, 1995, with a memorandum opposing Cajun's motion. Should the court grant Cajun's motion to reject the Operating Agreement, Cajun would be relieved of its financial obligations under the contract, while Entergy Gulf States would likely have a substantial damage claim arising from any such rejection. Although Entergy Gulf States believes that Cajun's motion to reject the Operating Agreement is without merit, it is not possible to predict the outcome of these proceedings.

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

   On April 26, 1996, Entergy Gulf States, the Cajun bankruptcy trustee, and the RUS, Cajun's largest creditor, agreed in principle to a settlement of all disputes between Cajun and Entergy Gulf States. The terms include, but are not limited to, the following:
(i) Cajun's interest in River Bend will be turned over to the RUS, which will have the option to retain the interest, sell it to a third party, or transfer it to Entergy Gulf States at no cost; (ii) Cajun will set aside a total of $125 million for the decommissioning of its interest in River Bend; (iii) Cajun will transfer certain transmission assets to Entergy Gulf States; (iv) Cajun will settle transmission disputes and be released from claims for payment under transmission arrangements with Entergy Gulf States as discussed under "Cajun - Transmission Service" below; and (v) all funds paid by
Entergy Gulf States into the registry of the District Court will be returned to Entergy Gulf States. The settlement is subject to approvals by the RUS, the Board of Directors of Entergy Corporation and Entergy Gulf States, the U.S. Bankruptcy Court, and appropriate regulatory agencies.

Cajun  - Transmission Service  (Entergy Corporation and Entergy  Gulf
States)

   Entergy Gulf States and Cajun are parties to FERC proceedings relating to transmission service charge disputes. See Note 8 in the Form 10-K for additional information regarding these FERC proceedings, FERC orders issued as a result of such proceedings, and the potential effects of these proceedings upon Entergy Gulf States.

   Under Entergy Gulf States' interpretation of a 1992 FERC order, as modified by FERC's orders issued on August 3, 1995, and October 2, 1995, Cajun would owe Entergy Gulf States approximately $67.4 million as of June 30, 1996. Entergy Gulf States further estimates that if it were to prevail in its May 1992 motion for rehearing and on certain other issues decided adversely to Entergy Gulf States in the February 1995, August 1995, and October 1995 FERC orders, which Entergy Gulf States has appealed, Cajun would owe Entergy Gulf States approximately $151.0 million as of June 30, 1996. If Cajun were to prevail in its May 1992 motion for rehearing to FERC, and if Entergy Gulf States were not to prevail in its May 1992 motion for rehearing to FERC, and if Cajun were to prevail in appealing FERC's August and October 1995 orders, Entergy Gulf States estimates it would owe Cajun approximately $103.1 million as of June 30, 1996. The above amounts are exclusive of a $7.3 million payment by Cajun on December 31, 1990, which the parties agreed to apply to the disputed transmission service charges. Pending FERC's ruling on the May 1992 motions for rehearing, Entergy Gulf States has continued to bill Cajun utilizing the historical billing methodology and has recorded underpaid transmission charges, including interest, in the amount of $140.6 million as of June 30, 1996. This amount is reflected in long-term receivables with an offsetting reserve in other deferred credits. Cajun's bankruptcy may affect Entergy Gulf States' collection of the above amounts. FERC has determined that the collection of the pre-petition debt of Cajun is an issue properly decided in the bankruptcy proceeding. Refer to "Cajun - River Bend" above for a discussion of the potential settlement of the Cajun and Entergy Gulf States disputes.

Capital  Requirements  and Financing  (Entergy  Corporation,  Entergy
Arkansas,   Entergy   Gulf   States,   Entergy   Louisiana,   Entergy
Mississippi, Entergy New Orleans, and System Energy)

   See Note 8 to the Form 10-K for information on the operating companies' and System Energy's construction expenditures (excluding nuclear fuel) for the years 1996, 1997, and 1998, and long-term debt and preferred stock maturities and cash sinking fund requirements for the period 1996-1998.

Nuclear Insurance, Spent Nuclear Fuel, and Decommissioning Costs
(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System
Energy)

   See Note 8 to the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, the disposal of spent nuclear fuel, other high-level radioactive waste, and decommissioning costs associated with ANO, River Bend, Waterford 3, and Grand Gulf 1.

   The SEC has questioned certain of the financial accounting practices of the electric utility industry regarding the recognition, measurement, and classification of decommissioning costs for nuclear plants in the financial statements of electric utilities. In response to these questions, the FASB has been reviewing the accounting for decommissioning and has expanded the scope of its review to include liabilities related to the closure and removal of all long-lived assets. An exposure draft of the proposed SFAS (which is proposed to be effective in 1997) was issued in February 1996. The proposed SFAS would require measurement of the liability for closure and removal of long-lived assets (including decommissioning) based on discounted future cash flows. Those future cash flows should be determined by estimating current costs and adjusting for inflation, efficiencies that may be gained from experience with similar activities, and consideration of reasonable future advances in technology. It also would require that changes in the decommissioning/closure cost liability resulting from changes in assumptions should be recognized with a corresponding adjustment to the plant asset, and depreciation should be revised prospectively. The proposed SFAS states that the initial recognition of the decommissioning/closure cost liability would result in an asset that should be presented with other plant costs on the financial statements because the cost of decommissioning/closing the plant would be recognized as part of the total cost of the plant asset. In addition, there would be a regulatory asset recognized on the financial statements to the extent the initial decommissioning/closure liability has increased due to the passage of time, and such costs are probable of future recovery.

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

ANO Matters  (Entergy Corporation and Entergy Arkansas)

   Cracks in certain steam generator tubes at ANO 2 were discovered and repaired during an outage in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages, including the most recent refueling outage in October 1995. During the October 1995 inspection, additional cracks in the tubes were discovered. ANO 2's output has been reduced by 23 megawatts due to steam generator fouling and tube plugging. The unit may be approaching the current limit for the number of steam generator tubes that can be plugged with the unit in operation. If the established limit is reached, Entergy Operations could be required during future outages to insert sleeves in steam generator tubes that were previously plugged. Entergy Operations is in the process of gathering information and assessing various options for the repair or the replacement of ANO 2's steam generators. Certain of these options could, in the future, require significant capital expenditures and result in additional outages. A decision as to the repair or replacement of ANO 2's steam generators is anticipated in late 1996 or early 1997. Entergy Operations periodically meets with the NRC to discuss the results of inspections of the generator tubes, as well as the timing of future inspections.

Environmental Issues

(Entergy Arkansas)

  In May 1995, Entergy Arkansas was named as a defendant in a suit by Reynolds Metals Company (Reynolds), seeking to recover a share of the costs associated with the clean-up of hazardous substances at a site south of Arkadelphia, Arkansas. Reynolds alleges that it has spent $11.2 million to clean-up the site, and that the site was contaminated with PCBs for which Entergy Arkansas bears some responsibility. Entergy Arkansas, voluntarily, at its expense, completed remediation at this site and at a nearby substation site. Entergy Arkansas believes that it has no liability for contamination at the site that is subject to the Reynolds suit and is contesting the lawsuit. Regardless of the outcome, Entergy Arkansas does not believe this matter would have a materially adverse effect on its financial condition or results of operations. See "Environmental Regulation" in Item 1 of Part I of the Form 10-K for additional information on the PCB contamination at the two former Reynolds plant sites in Arkansas to which Entergy Arkansas had supplied power.

(Entergy Gulf States)

    Entergy Gulf States has been designated as a potentially responsible party for the clean-up of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the clean-up of certain of these sites.

  Through June 30, 1996, $8.0 million has been expended on the clean-up. As of June 30, 1996, a remaining recorded liability of $21.6 million existed relating to the clean-up of the sites at which Entergy Gulf States has been designated a potentially responsible party. See "Environmental Regulation" in Item 1 of Part I of the Form 10-K for additional discussion of the sites where Entergy Gulf States has been designated as a potentially responsible party by the EPA and related litigation.

(Entergy Louisiana)

   During 1993, the Louisiana Department of Environmental Quality issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana has determined that certain of its power plant waste water impoundments were affected by these regulations and chose to upgrade or close them. A remaining recorded liability in the amount of $9.8 million existed at June 30, 1996, for waste water upgrades and closures to be completed by the end of 1996. Cumulative expenditures relating to the upgrades and closures of waste water impoundments were $6.7 million as of June 30, 1996.

(Entergy Integrated Solutions, Inc.)

  In June 1996, EIS closed its Pelzer, South Carolina facility, which had been leased from a third party since June 1995. EIS subsequently was advised that solid wastes were improperly buried on the leased property. EIS conducted an investigation which confirmed the presence of buried lighting ballasts on adjacent property and disclosed the possible burial of light bulb waste containing hazardous substances under the building on the leased property. It appears that the material was buried prior to the time that EIS leased the premises. A report has been provided to the Environmental Protection Agency and to the South Carolina Department of Health and Environmental Control. Based on its investigation, EIS does not believe that it is liable for costs of remediating the leased premises. Preliminary estimates of the cost of remediation range from $600,000 to $880,000.

Waterford 3 Lease Obligations  (Entergy Louisiana)
- -----------------------------
   On  September  28,  1989,  Entergy Louisiana  entered  into  three transactions for the sale and leaseback of undivided interests (aggregating approximately 9.3%) in Waterford 3. Upon the occurrence of certain events, Entergy Louisiana may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from the lease transactions, and Entergy Louisiana may be required to assume the outstanding bonds issued by the Owner Trustee to finance, in part, its acquisition of the undivided interests in Waterford 3. See
Note 9 to the Form 10-K for further information.
Reimbursement Agreement  (System Energy)
- -----------------------
   Under a bank letter of credit and reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the agreement) of at least 1.60 times earnings. System Energy was in compliance with the above covenants at June 30, 1996. See Note 8 to the Form 10-K for further information.


NOTE 2.  RATE AND REGULATORY MATTERS

River Bend  (Entergy Corporation and Entergy Gulf States)
- ----------
   In May 1988, the PUCT granted Entergy Gulf States a permanent increase in annual revenues of $59.9 million resulting from the inclusion in rate base of approximately $1.6 billion of company-wide River Bend plant investment and approximately $182 million of related Texas retail jurisdiction deferred River Bend costs (Allowed Deferrals). In addition, the PUCT disallowed as imprudent $63.5 million of company-wide River Bend plant costs and placed in abeyance, with no finding as to prudence, approximately $1.4 billion of company-wide River Bend plant investment and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs (Abeyed Deferrals).

   As discussed in Note 2 to the Form 10-K, various appeals of the PUCT's order have been filed (Rate Appeal). Entergy Gulf States filed an appeal with the Texas Supreme Court and, on February 9, 1996, the Texas Supreme Court agreed to hear the appeal. Oral arguments were held on March 19, 1996. The timing of a decision by the Texas Supreme Court is not certain.

   As of June 30, 1996, the River Bend plant costs disallowed for retail ratemaking purposes in Texas and the River Bend plant costs held in abeyance totaled (net of taxes and depreciation) approximately $12 million and $272 million, respectively. Allowed Deferrals were approximately $80 million, net of taxes and amortization, as of June 30, 1996. Entergy Gulf States estimates it has collected approximately $193 million of revenues as of June 30, 1996, as a result of the originally ordered rate treatment by the PUCT of these deferred costs. If recovery of the Allowed Deferrals is not upheld, future revenues based thereon could be lost, and no assurance can be given as to whether or not refunds to customers of revenue received based upon such deferred costs would be required.

   During the first quarter of 1996, Entergy Gulf States wrote off Abeyed Deferrals of $169 million, net of tax, in accordance with SFAS 121, which became effective January 1, 1996, but it has made no write-offs or reserves for the River Bend plant-related costs. A general remand by the Texas Supreme Court in the Rate Appeal would enable
Entergy Gulf States to seek recovery of the Abeyed Deferrals.   Based
on advice from Clark, Thomas & Winters, A Professional Corporation, legal counsel of record in the Rate Appeal, management believes that it is reasonably possible that the case will be remanded to the PUCT, and that the PUCT will be allowed to rule on the prudence of the abeyed River Bend plant costs. Management and legal counsel are unable to predict the amount, if any, of abeyed and previously disallowed River Bend plant costs that ultimately might be disallowed by the PUCT. As of June 30, 1996, a net of tax write-off of up to $284 million could be required if the PUCT ultimately issues an adverse ruling on the abeyed and disallowed plant costs.

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

   Additionally, based on advice from Clark, Thomas & Winters, management believes that it is reasonably possible that the Allowed Deferrals will continue to be recovered in rates, and that it is reasonably possible that the Abeyed Deferrals will be recovered in rates to the extent that the $1.4 billion of abeyed River Bend plant is recovered.

Filings with the LPSC
- ---------------------
(Entergy Corporation and Entergy Gulf States)

   See Note 2 in the Form 10-K for a discussion of Entergy Gulf States' required earnings analysis filing with the LPSC for the test year preceding the Merger (1993). Entergy Gulf States appealed to the Louisiana Supreme Court the 1994 LPSC order for an annual rate reduction of $12.7 million. During the appeal, a preliminary injunction Entergy Gulf States received from the District Court, relating to the $8.3 million earnings effect of a 1994 change in accounting for unbilled revenues, remained in effect. On July 2, 1996, the Louisiana Supreme Court ruled on the appeal. The Court found that the LPSC ruled incorrectly on the treatment of the initial balance of unbilled revenues and the revenue annualization adjustment. As a result, Entergy Gulf States will not be required to refund the $8.3 million. The case, which included other disputed matters, was remanded to the LPSC for further proceedings.

  On May 31, 1995, Entergy Gulf States filed its first required post-Merger earnings analysis with the LPSC. Hearings on this review were held in December 1995. The ALJ issued a preliminary decision on May 28, 1996, and a decision is expected from the LPSC in the third quarter of 1996.

  On May 31, 1996, Entergy Gulf States filed its second required post-Merger earnings analysis with the LPSC. On June 1, 1996, a $5 million annual rate reduction based on the earnings filing went into effect. Hearings on this filing are scheduled for November 1996.

(Entergy Corporation and Entergy Louisiana)

  See Note 2 in the Form 10-K for a discussion of Entergy Louisiana's performance-based formula rate plan approved in a June 1995 LPSC rate order, Entergy Louisiana's subsequent appeal of the LPSC's order, and the final settlement of this appeal.

   The property tax exemption for Waterford 3 ended in December 1995 and Entergy Louisiana will be required to pay $21.5 million in property taxes to St. Charles Parish for the 1996 tax year. In a March 1996 LPSC order, Entergy Louisiana was permitted to defer the rate recovery of these taxes for the period January 1996 through June 1996. The order allowed for the recovery of the property tax and also for the recovery, from July 1996 through June 1997, of the related deferral. In addition, Entergy Louisiana's phase-in-plan for Waterford 3 will expire in November 1996. Entergy Louisiana is recovering deferred costs annually of approximately $28.4 million.

   On April 15, 1996, Entergy Louisiana filed its performance based formula rate plan for the 1995 test year with the LPSC. On June 19, 1996, the LPSC approved a $12 million annual reduction in base rates effective July 1, 1996. This reduction was based upon the 1995 test year results under the formula rate plan and the expiration of the Waterford 3 phase-in-plan discussed above, partially offset by the recovery of the property taxes on Waterford 3 and the related deferral discussed above.

   Other issues under the formula rate plan remain unresolved and could result in an additional rate reduction retroactive to July 1, 1996, that is not expected to exceed $10 million. Additionally, the LPSC has indicated that it will initiate a review of Entergy Louisiana's allowed return on equity. No procedural schedule has been established for this review.

Filings with the PUCT  (Entergy Corporation and Entergy Gulf States)
- ---------------------
   On December 6, 1995, Entergy Gulf States filed a petition with the PUCT for reconciliation of fuel and purchased power expenses for the period January 1, 1994, through June 30, 1995. Entergy Gulf States believes that there was an under-recovered fuel balance, including interest, of $22.4 million as of June 1995. Hearings are scheduled to begin in August 1996. Management is unable to predict the final outcome of this proceeding.

   In accordance with the Merger agreement, Entergy Gulf States is required to file a rate proceeding with the PUCT in November 1996. However, in April 1996, certain cities served by Entergy Gulf States (Cities) instituted investigations of the reasonableness of Entergy Gulf States' rates. In May 1996, the Cities agreed to forego their investigation based on the assurance that any rate decrease ordered in the November 1996 filing will be retroactive to June 1, 1996, and accrue interest until refunded. The agreement further provides that no base rate increase will be retroactive. Management is unable to predict the final outcome of this proceeding.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)
- ---------------------
   On March 15, 1996, Entergy Mississippi filed its annual earnings review with the MPSC under its formula rate plan. On April 18, 1996, the MPSC issued an order approving and adopting a joint stipulation and placing the prospective rate reduction of $5.9 million into effect on May 1, 1996.

Filings with the Council  (Entergy Corporation and Entergy New Orleans)
- ------------------------
   Pursuant to the 1994 NOPSI Settlement, Entergy New Orleans is required to make earnings filings with the Council for the 1995 and 1996 rate years. A review of Entergy New Orleans' earnings for the test year ending September 30, 1995, required Entergy New Orleans to credit customers $6.2 million over a 12-month period which began in
March  1996.   Hearings before the Council on the reasonableness  and
prudence of Entergy New Orleans' deferred Least Cost Integrated Resource Planning expenses for cost recovery purposes were previously scheduled for April 1996, but have been delayed.

Proposed Rate Increase
- ----------------------
(System Energy)

  System Energy filed an application with FERC on May 12, 1995, for a $65.5 million rate increase. The request seeks changes to System Energy's rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation rate, and the rate of return on common equity. On December 12, 1995, System Energy implemented a $65.5 million rate increase, subject to refund. Management has elected to record a reserve for a portion of the rate increase. Hearings on System Energy's request began in January 1996 and were completed in February 1996. On July 11, 1996, the ALJ issued an initial decision in this proceeding that agreed with certain of System Energy's proposals, while rejecting a proposed increase in return on common equity and recommending a slight decrease. The ALJ also rejected the proposed change in the decommissioning cost methodology. The decision of the ALJ is preliminary and may be modified in the final decision from FERC which is expected in the first quarter of 1997. Management is unable predict the final outcome of the rate increase request, or the amount of any refunds in excess of reserves that may be required.

(Entergy Mississippi)

   Entergy Mississippi's allocation of the proposed System Energy wholesale rate increase is $21.6 million annually. In July 1995, Entergy Mississippi filed a schedule with the MPSC that defers the retail recovery of the System Energy rate increase. The deferral plan, which was approved by the MPSC, began in December 1995, the effective date of the System Energy rate increase, and will end after the issuance of a final order by FERC. The final amount of the deferred rate increase is to be amortized over 48 months beginning in October 1998.

(Entergy New Orleans)

   Entergy New Orleans' allocation of the proposed System Energy wholesale rate increase is $11.1 million annually. In February 1996, Entergy New Orleans filed a plan with the Council to defer 50% of the amount of the System Energy rate increase. The deferral began in February 1996 and will end after the issuance of a final order by FERC.

LPSC Fuel Cost Review  (Entergy Corporation and Entergy Gulf States)
- ---------------------
   See Note 2 to the Form 10-K, for a discussion of the LPSC's review of Entergy Gulf States' fuel costs for the period October 1988 through September 1991 and Entergy Gulf States' subsequent appeal of $13.9 million of fuel costs disallowed by the LPSC. On April 15, 1996, the district court affirmed the LPSC decision. Entergy Gulf States intends to appeal this decision to the Louisiana Supreme Court.

   The LPSC is currently conducting the second phase of its review of Entergy Gulf States' fuel costs for the period October 1991 through December 1994. On June 30, 1995, the LPSC consultants filed testimony recommending a disallowance of $38.7 million of fuel costs. Hearings began in December 1995 and were completed in March 1996. A decision is expected in the third quarter of 1996.


NOTE 3.  COMMON STOCK (Entergy Corporation)

   During the first six months of 1996, Entergy Corporation issued 275,186 shares of its previously repurchased common stock, reducing the amount held as treasury stock by $7.9 million. Entergy Corporation issued these shares to meet the requirements of its various stock plans.


NOTE 4.  LONG-TERM DEBT

(Entergy Corporation)

   An Entergy subsidiary signed an agreement with several banks on January 5, 1996, to obtain a revolving credit facility in the aggregate amount of $1.2 billion Australian dollars ($870 million US dollars) for the acquisition of CitiPower. The facility was partially drawn down on the same date, bears interest at an average rate of 8.43%, and is non-recourse to Entergy. The maturity date of the credit facility is June 30, 2000, unless certain events occur which would cause the maturity date to be extended to a date no later than
December  31,  2000.   As part of the CitiPower acquisition,  Entergy
Corporation provided credit support, in the form of a bank letter of credit and other agreements, totaling approximately $79 million.

   The subsidiary entered into several interest rate swaps to reduce the impact of interest rate changes on its debt related to the CitiPower acquisition. The interest rate swap agreements involve exchanges of floating rate interest payments for fixed rate interest payments without the exchange of the underlying notional amounts. Market risks arise from the movements in interest rates. If the counterparties to an interest rate swap agreement were to default on contractual payments, the subsidiary could be exposed to increased costs related to replacing the original agreement. However, the subsidiary does not anticipate nonperformance by any counterparty to any interest rate swap in effect at June 30, 1996. At June 30, 1996, this subsidiary was a party to a notional amount of $900 million Australian dollars of interest rate swaps with maturity dates ranging from February 1999 to December 2000.

(Entergy Gulf States)

   On July 1, 1996, Entergy Gulf States redeemed, pursuant to sinking fund requirements, $50 million of its 9.72% Series Debentures due 1998.

(Entergy Mississippi)

   On July 15, 1996, Entergy Mississippi retired $26 million of its 11.18% Series General and Refunding Bonds upon maturity.

(System Energy)

   On August 1, 1996, System Energy issued $100 million of its 7.28% Series First Mortgage Bonds due 1999 and $135 million of its 7.71% Series First Mortgage Bonds due 2001.


NOTE 5.  COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES  (Entergy Louisiana)

   Entergy Louisiana Capital I (Trust) was established as a financing subsidiary of Entergy Louisiana for the purpose of issuing common and preferred securities. On July 16, 1996, the Trust issued $70 million in aggregate liquidation preference amount of 9% Cumulative Quarterly Income Preferred Securities (Preferred Securities) in a public offering and $2.2 million of common securities to Entergy Louisiana. The Trust used the proceeds from the sale of the Preferred Securities and the common securities to purchase from Entergy Louisiana 9% junior subordinated deferrable interest debentures in the amount of $72.2 million (Debentures). The Debentures held by the Trust are its only asset and the Trust will use interest payments received on the Debentures to make cash distributions on the Preferred Securities.

   The Preferred Securities of the Trust, as well as the Debentures, mature on September 30, 2045. The Preferred Securities are redeemable, however, at the option of Entergy Louisiana beginning in 2001 at 100% of their principal amount, or earlier under certain limited circumstances, including the loss of the tax deduction arising out of the interest paid on the Debentures. Entergy Louisiana has, pursuant to certain agreements taken together, fully and unconditionally guaranteed payment of distributions on the Preferred Securities. Entergy Louisiana is the owner of all of the common securities of the Trust, which constitute 3% of the Trust's total capital.


NOTE 6.  RETAINED EARNINGS (Entergy Corporation)

  On July 26, 1996, Entergy Corporation's Board of Directors declared a common stock dividend of 45 cents per share payable on September 1, 1996, to holders of record on August 7, 1996.


NOTE   7.     RESTRUCTURING  COSTS   (Entergy  Corporation,   Entergy
Arkansas,   Entergy   Gulf   States,   Entergy   Louisiana,   Entergy
Mississippi, and Entergy New Orleans)

   In 1994 and 1995, Entergy implemented various restructuring programs to reduce the number of employees and consolidate offices and facilities. The programs were designed to reduce costs and improve operating efficiencies in order to enable Entergy to become a low-cost producer. The balances as of December 31, 1995, and June 30, 1996, for restructuring liabilities associated with these programs are shown below by company along with the actual termination benefits paid under the programs.

                      Liability as of   Adjustments   Payments  Liability as of
                       December 31,       Made in     Made in       June 30,
Company                    1995             1996        1996          1996
                                          (In Millions)
Entergy Arkansas           $8.3             $0.1       ($6.5)        $1.9
Entergy Gulf States         5.4              0.3        (4.1)         1.6
Entergy Louisiana           2.2              0.2        (2.2)         0.2
Entergy Mississippi         2.5             (1.2)       (0.7)         0.6
Entergy New Orleans         0.6              0.2        (0.6)         0.2
Other                       5.2              0.4        (4.0)         1.6
                          -----            ------      ------        ----
Total                     $24.2                -       ($18.1)       $6.1
                          =====            ======      ======        ====

   The restructuring charges shown above primarily include employee severance costs related to the expected termination of approximately 2,750 employees in various groups. As of June 30, 1996, approximately 2,575 employees had either been terminated or accepted voluntary separation packages under the restructuring plan.


NOTE 8. ACCOUNTING ISSUES (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

   New Accounting Standard - In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which became effective January 1, 1996. This statement describes circumstances which may result in assets being impaired, in addition to providing criteria for recognition and measurement of asset impairment. In the first quarter of 1996, Entergy Gulf States' regulatory assets of $169 million (net of tax) related to Texas retail deferred River Bend operating and carrying costs and $5 million (net of tax) related to Louisiana retail deferred River Bend operating costs were written off under the provisions of SFAS 121. See Note 1 to the Form 10-K for additional details regarding other assets and operations potentially impacted in the future by the requirements of SFAS 121 and the process for periodically reviewing those assets and operations for impairment.


NOTE   9.    ENTERGY   CORPORATION-CITIPOWER   ACQUISITION   (Entergy
Corporation)

   On January 5, 1996, Entergy Corporation finalized its acquisition of CitiPower, an electric distribution company serving Melbourne, Australia, and surrounding suburbs. The purchase price of CitiPower was approximately $1.2 billion US dollars, of which $294 million US dollars represented an equity investment by Entergy Corporation, and the remainder represented debt. Entergy Corporation funded the majority of the equity portion of the investment by using $230 million of its $300 million bank revolving credit facility.

   CitiPower is one of five electric distribution businesses in the state of Victoria. CitiPower's distribution area accounts for approximately 10% of Victoria's population. For the fiscal year ended June 30, 1996, CitiPower supplied approximately 4.5 million MWh of electricity to over 237,000 customer sites. Approximately 36,000, or 16%, of these sites were commercial customers.

   The CitiPower license is being amortized on a straight-line basis over a 40 year period beginning January 5, 1996. As of June 30, 1996, the unamortized balance of the license was $621 million.

   In accordance with the purchase method of accounting, the three months and six months results of operations for Entergy Corporation reported in its Statements of Consolidated Income and Cash Flows do not reflect CitiPower's results of operations for any period prior to January 5, 1996. The pro forma combined revenues, net income, earnings per common share before the cumulative effect of accounting change, and earnings per common share of Entergy Corporation presented below give effect to the acquisition as if it had occurred at January 1, 1995. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated for the period for which it is being given effect.

                                     Three Months        Six Months
                                          Ended             Ended
                                      June 30, 1995     June 30, 1995
                                     ---------------   ---------------
                                      (In Thousands of U.S. dollars,
                                           Except Share Data)

Operating revenues                      $1,667,117     $3,104,317
Net income                              $  150,583     $  239,995
Earnings per verage common share
 before cumulative effect of
 accounting change                      $     0.66     $     0.90
Earnings per average common share       $     0.66     $     1.05




   CitiPower's results of operations for the three months and six months ended June 30, 1996, (beginning on January 5, 1996, at the date of acquisition) are included in Entergy Corporation's Consolidated Financial Statements and are stated separately below:

                      Three Months Ended     Six Months Ended
                         June 30, 1996         June 30, 1996
                     --------------------  -------------------
                           (In Thousands of U.S. dollars)

Operating revenues        $ 103,803               $ 195,439
Operating expenses        $  90,189               $ 163,819
Interest charges          $  19,742               $  37,495
Net income                $  (6,128)              $  (5,875)

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

                ENTERGY CORPORATION AND SUBSIDIARIES
                     PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
        -----------------
Merger-Related Proceedings  (Entergy Corporation and Entergy Gulf States)
- --------------------------
   See "Nuclear Operations" in Item 1 of Part I of the Form 10-K for information relating to the merger related proceedings before the D.C. Circuit and the proceeding pending before the NRC Atomic Safety and Licensing Board (ASLB), which was instigated by Cajun and concerns the two Merger-related license amendments issued by the NRC for River Bend. In March 1996, the ASLB, responding to Cajun's request, dismissed the pending proceedings without prejudice.

   On an unopposed motion from the parties to the proceedings before the D.C. Circuit, who requested a continuance in light of the pending settlement between Entergy Gulf States, the Cajun bankruptcy trustee, and the RUS, the D.C. Circuit ordered that the cases be removed from oral argument and held in abeyance pending a further order of the court.

Cajun - River Bend  (Entergy Corporation and Entergy Gulf States)
- ------------------
   See Note 8 of the Form 10-K and Note 1 for a discussion of the Cajun litigation and bankruptcy proceedings.

   On March 8, 1996, SWEPCO, Entergy Gulf States, and certain member cooperatives of Cajun, submitted a joint proposal to bring an end to the Cajun bankruptcy proceeding. The proposal was made in response to a bid procedure established by the Cajun bankruptcy trustee. On April 19, 1996, SWEPCO, Entergy Gulf States, and certain Cajun member cooperatives filed a separate plan of reorganization with the court based upon their earlier proposal. On April 22, 1996, the Cajun bankruptcy trustee filed a plan of reorganization with the bankruptcy court based on a proposal by two non-affiliated companies to take over the non-nuclear operations of Cajun. The timing and completion of the reorganization plan depends on bankruptcy court approval and any required regulatory approvals.

   On April 26, 1996, Entergy Gulf States, the Cajun bankruptcy trustee, and the RUS, Cajun's largest creditor, agreed in principle to a settlement of all litigation and bankruptcy disputes between Cajun and Entergy Gulf States. The terms include, but are not limited to, the following: (i) Cajun's interest in River Bend will be turned over to the RUS, which will have the option to retain the interest, sell it to a third party, or transfer it to Entergy Gulf States at no cost; (ii) Cajun will set aside a total of $125 million for the decommissioning of its interest in River Bend; (iii) Cajun will transfer certain transmission assets to Entergy Gulf States;
(iv) Cajun will settle transmission disputes and be released from claims for payment under transmission arrangements with Entergy Gulf States; and (v) all funds paid by Entergy Gulf States into the registry  of  the  District Court will be returned  to  Entergy  Gulf
States. The settlement is subject to further approvals by the RUS, the Board of Directors of Entergy Corporation and Entergy Gulf States, the U.S. Bankruptcy Court, and appropriate regulatory agencies.

Catalyst Technologies, Inc.  (Entergy Corporation)
- ---------------------------
   See "Other Regulation and Litigation" in Item 1 of Part I of the Form 10-K for information relating to the petition filed by Catalyst Technologies, Inc. (CTI) against Electec, Inc. (Electec), the predecessor to Entergy Enterprises.

   The petition alleges breach of contract, breach of the obligation of good-faith and fair dealing, and bad-faith breach of contract against Electec. It was originally believed CTI was claiming damages of approximately $36 million from Entergy Enterprises. It now appears that CTI will allege damages ranging from $231 million to $258 million. Entergy Enterprises' believes that CTI is not entitled to any damages, and that even if damages were sustained, they would not exceed $600,000.

   The case is scheduled for a jury trial beginning on December 2, 1996 in Civil District Court for the Parish of Orleans, Louisiana. Entergy Enterprises is vigorously contesting these claims.

Panda Energy Corporation Complaint (Entergy Corporation)
- ----------------------------------
   See "Other Regulation and Litigation" in Item 1 of Part I of the Form 10-K for information relating to the litigation brought by Panda Energy Corporation (Panda) naming Entergy Corporation, Entergy Enterprises, Entergy Power, Entergy Power Asia, Ltd., and Entergy
Power Development Corporation as defendants. Panda was seeking damages of $4.8 billion. Entergy believes that this litigation is unfounded, but entered into arrangements on April 30, 1996, to settle the matter for $350,000. The settlement provided that it could be revoked by Entergy if the court ruled on the case.

  The Dallas District Court entered an order of dismissal because the plaintiff was unable to show any damages and the facts did not support a cause of action against the defendants. As a result, Entergy revoked the $350,000 settlement agreement. Panda has filed an appeal of the court's order for dismissal.

System Agreement (Entergy Corporation, Entergy Arkansas, Entergy Gulf
- ---------------- States, Entergy Louisiana, Entergy Mississippi, and
                 Entergy New Orleans)

   See "Rate Matters and Regulation" in Item 1 of Part I of the Form 10-K for information relating to a complaint filed with FERC by the Arkansas Public Service Commission alleging that FERC's allocation of nuclear decommissioning costs in the System is no longer just and reasonable. A prehearing conference was held on July 30, 1996, and a procedural schedule was adopted which provides for hearings to begin on February 18, 1997.

  See "Rate Matters and Regulation" in Item 1 of Part I of the Form 10-K for information relating to a complaint filed with FERC by the LPSC alleging that the System Agreement results in unjust and unreasonable rates. On July 31, 1996, FERC dismissed the LPSC's complaint in this matter.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
Amended and Restated Articles of Incorporation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

   A consent in lieu of a special meeting of common stockholders was executed on April 22, 1996. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding common stock shares of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. The common stockholder, by such consent, approved the amendment of each of the companies' Amended and Restated Articles of Incorporation to change the name of Arkansas Power & Light Company to Entergy Arkansas, Inc., the name of Gulf States Utilities Company to Entergy Gulf States, Inc., the name of Louisiana Power & Light Company to Entergy
Louisiana, Inc., the name of Mississippi Power & Light Company to Entergy Mississippi, Inc., and the name of New Orleans Public Service, Inc. to Entergy New Orleans, Inc.

Election of Board of Directors
- ------------------------------
Entergy Corporation

   The annual meeting of stockholders of Entergy Corporation was held on May 17, 1996. The following matters were voted on and received the specified number of votes for, abstentions, votes withheld (against), and broker non-votes:

1.  Election of Directors:
                                                  Votes       Broker
Name of Nominee       Votes For    Abstentions   Withheld    Non-Votes
- ---------------       ---------    -----------   --------    ---------
W. Frank Blount       195,919,979    N/A         1,691,068     N/A
John A. Cooper, Jr.   195,943,790    N/A         1,677,257     N/A
Lucie J. Fjeldstad    190,211,582    N/A         5,860,333     N/A
Norman C. Francis     195,790,417    N/A         1,820,630     N/A
Kaneaster Hodges, Jr. 195,932,515    N/A         1,678,532     N/A
Robert v. d. Luft     195,928,122    N/A         1,682,925     N/A
Edwin Lupberger       195,848,707    N/A         1,762,340     N/A
Kinnaird R. McKee     195,870,455    N/A         1,740,592     N/A
Paul W. Murrill       195,902,712    N/A         1,708,335     N/A
James R. Nichols      195,960,486    N/A         1,650,560     N/A
Eugene H. Owen        195,878,399    N/A         1,732,648     N/A
John N. Palmer, Sr.   195,995,619    N/A         1,615,428     N/A
Robert D. Pugh        195,879,738    N/A         1,731,309     N/A
H. Duke Shackelford   195,883,250    N/A         1,727,797     N/A
Wm. Clifford Smith    195,966,191    N/A         1,644,856     N/A
Bismark A. Steinhagen 195,956,688    N/A         1,654,379     N/A

2. Appointment of independent public accountants, Coopers & Lybrand L.L.P., for the year 1996: 194,722,004 votes for; 2,008,535 votes
against;   830,508   abstentions;  and  broker  non-votes   are   not
applicable.

3. Entergy will discontinue the use of all options, rights, stock appreciation rights, etc., after termination of existing agreements with management and directors: 158,298,995 votes against; 20,468,816 broker non-votes, 14,606,438 votes for; and 4,236,798 abstentions.

(Entergy Arkansas)

   A consent in lieu of the annual meeting of common stockholders was executed on May 13, 1996. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Arkansas: Michael B. Bemis, Donald C. Hintz, Jerry D. Jackson, R. Drake Keith, Edwin Lupberger, Jerry L. Maulden, and Gerald D. McInvale.

(Entergy Gulf States)

   A consent in lieu of the annual meeting of common stockholders was executed on May 13, 1996. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Gulf States: Michael B. Bemis, John J. Cordaro, Frank F. Gallaher, Donald C. Hintz, Jerry D. Jackson, Karen
R.  Johnson,  Edwin  Lupberger,  Jerry  L.  Maulden,  and  Gerald  D.
McInvale.

(Entergy Louisiana)

   A consent in lieu of the annual meeting of common stockholders was executed on May 13, 1996. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Louisiana: Michael B. Bemis, John J. Cordaro, Donald C. Hintz, Jerry D. Jackson, Edwin Lupberger, Jerry L. Maulden, and Gerald D. McInvale.

(Entergy Mississippi)

   A consent in lieu of the annual meeting of common stockholders was executed on May 13, 1996. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Mississippi: Michael B. Bemis, Donald
C. Hintz, Jerry D. Jackson, Edwin A. Lupberger, Jerry L. Maulden, Gerald D. McInvale, and Donald E. Meiners.

(Entergy New Orleans)

   A consent in lieu of the annual meeting of common stockholders was executed on May 13, 1996. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy New Orleans: Jerry D. Jackson, Edwin Lupberger, Jerry L. Maulden, Gerald D. McInvale, and Daniel F. Packer.

(System Energy)

   A consent in lieu of the annual meeting of common stockholders was executed on May 13, 1996. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of System Energy: Donald C. Hintz, Edwin Lupberger, Gerald D. McInvale, and Jerry L. Maulden.

Item 5.  Other Information

Earnings  Ratios   (Entergy Arkansas, Entergy  Gulf  States,  Entergy
Louisiana,  Entergy  Mississippi, Entergy  New  Orleans,  and  System
Energy)

  The operating companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

                        Ratios of Earnings to Fixed Charges
                       -------------------------------------
                                Twelve Months Ended
                       -------------------------------------
                                    December 31,                   June 30,
                       -------------------------------------      ---------
                    C<>
                      1991   1992    1993       1994      1995       1996
                      ----   ----    ----       ----      ----       ----

  Entergy Arkansas    2.25    2.28   3.11(c)    2.32       2.56       2.81
  Entergy Gulf States 1.56    1.72   1.54        .36(d)    1.86       1.15
  Entergy Louisiana   2.40    2.79   3.06       2.91       3.18       3.30
  Entergy Mississippi 2.36    2.37   3.79(c)    2.12       2.92       3.38
  Entergy New Orleans 5.66(b) 2.66   4.68(c)    1.91       3.93       4.23
  System Energy       1.74    2.04   1.87       1.23       2.07       2.09


                          Ratios of Earnings to Combined Fixed
                             Charges and Preferred Dividends
                         --------------------------------------
                                   Twelve Months Ended
                         --------------------------------------
                                      December 31,                  June 30,
                          -------------------------------------     --------
                         1991      1992   1993     1994      1995     1996
                         ----      ----   ----     ----      ----     ----

  Entergy Arkansas       1.87      1.86   2.54(c)  1.97      2.12     2.32
  Entergy Gulf States(a) 1.19      1.37   1.21      .29(d)   1.54     0.95(d)
  Entergy Louisiana      1.95      2.18   2.39     2.43      2.60     2.70
  Entergy Mississippi    1.94      1.97   3.08(c)  1.81      2.51     2.93
  Entergy New Orleans    4.97(b)   2.36   4.12(c)  1.73      3.56     3.89

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

  (d) Earnings for the year ended December 31, 1994, for Entergy Gulf States were not adequate to cover fixed charges by $144.8 million. Earnings for the years ended December 31, 1994, and June 30, 1996, for Entergy Gulf States were not adequate to cover combined fixed charges and preferred dividends by $197.1 million and $12.7 million, respectively.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

**   4(a) -  Indenture    for    Unsecured   Subordinated    Debt
             Securities relating to Trust Securities, dated as of July 1, 1996 (filed as Exhibit A-14(a) to Rule
             24  Certificate dated July 25, 1996 in File No.  70-
             8487).

**   4(b) -  Amended  and  Restated  Trust Agreement  of  Entergy
             Louisiana Capital I dated July 16, 1996 of Series  A
             Preferred  Securities (filed as Exhibit  A-16(a)  to
             Rule 24 Certificate dated July 25, 1996 in File  No.
             70-8487).

**   4(c) -  Guarantee Agreement between Entergy Louisiana,  Inc.
             (as   Guarantor)  and  The  Bank  of  New  York  (as
             Trustee)  dated as of July 16, 1996 with respect  to
             Entergy Louisiana Capital I's obligation on  its  9%
             Cumulative  Quarterly  Income Preferred  Securities,
             Series  A  (filed  as  Exhibit A-19(a)  to  Rule  24
             Certificate  dated July 25, 1996  in  File  No.  70-
             8487).

     4(d) -  Agreement  as  to  Expenses and Liabilities  between
             Entergy   Louisiana,  Inc.  and  Entergy   Louisiana
             Capital I dated July 16, 1996

     23(a) - Consent  of  Clark, Thomas & Winters (A Professional
             Corporation).

     23(b) - Consent of Sandlin Associates.

     27(a) - Financial Data Schedule for Entergy Corporation  and
             Subsidiaries as of June 30, 1996.

     27(b) - Financial Data Schedule for Entergy Arkansas  as  of
             June 30, 1996.

     27(c) - Financial Data Schedule for Entergy Gulf States as of June 30, 1996.

     27(d) - Financial Data Schedule for Entergy Louisiana as  of
             June 30, 1996.

     27(e) - Financial Data Schedule for Entergy Mississippi as of June 30, 1996.

     27(f) - Financial Data Schedule for Entergy New Orleans as of June 30, 1996.

     27(g) - Financial  Data  Schedule for System  Energy  as  of
             June 30, 1996.

     99(a) - Entergy Arkansas Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed
             Charges and Preferred Dividends, as defined.

     99(b) - Entergy   Gulf  States  Computation  of  Ratios   of
             Earnings  to  Fixed  Charges  and  of  Earnings   to
             Combined Fixed Charges and Preferred Dividends, as defined.

     99(c) - Entergy Louisiana Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed
             Charges and Preferred Dividends, as defined.

     99(d) - Entergy   Mississippi  Computation  of   Ratios   of
             Earnings  to  Fixed  Charges  and  of  Earnings   to
             Combined Fixed Charges and Preferred Dividends, as defined.

     99(e) - Entergy   New  Orleans  Computation  of  Ratios   of
             Earnings  to  Fixed  Charges  and  of  Earnings   to
             Combined Fixed Charges and Preferred Dividends, as defined.

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

**   99(h) - Quarterly   Report   on   Form   10-Q   of   Entergy
             Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy for the quarter ended March 31, 1996, portions of which are incorporated herein by reference as described elsewhere in this document (filed with the SEC in File Nos. 1-11299, 1-10764, 1-2703, 1-8474, 0-320, 0-5807, and 1-9067,
             respectively).

**   99(i) - Opinion  of  Clark, Thomas & Winters, A Professional
             Corporation, dated September 30, 1992, regarding the effect of the October 1, 1991, judgment in Entergy Gulf States v. PUCT in the District Court of Travis County, Texas (99-1 in Registration No. 33-48889).

**   99(j) - Opinion  of  Clark, Thomas & Winters, A Professional
             Corporation, dated August 8, 1994, regarding recovery of costs deferred pursuant to PUCT order in Docket 6525 (filed as Exhibit 99(j) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, in File No. 1-2703).

     99(k) - Opinion  of  Clark, Thomas & Winters, A Professional
             Corporation,    confirming   its   opinions    dated
             September 30, 1992, and August 8, 1994.
___________________________

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended June 30, 1996, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended June 30, 1996.

**   Incorporated herein by reference as indicated.

     (b)   Reports on Form 8-K

           None.

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



Date:  August 5, 1996