Form 10-Q
period 1996-09-30
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC
filed 1996-11-04
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

_____________________________________________________________________
                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1996

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

_____________________________________________________________________

       Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes     X      No

Common Stock Outstanding                    Outstanding at October 31, 1996
Entergy Corporation        ($0.01 par value)              230,922,289

                ENTERGY CORPORATION AND SUBSIDIARIES
               INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         September 30, 1996

                                                        Page Number

Definitions                                                 1
Management's Financial Discussion and Analysis - Liquidity
  and Capital Resources                                     3
Management's Financial Discussion and Analysis - Significant
  Factors and Known Trends                                  7
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations                                 12
     Statements of Consolidated Income                     15
     Statements of Consolidated Cash Flows                 16
     Consolidated Balance Sheets                           18
     Selected Operating Results                            20
  Entergy Arkansas, Inc.:
     Results of Operations                                 22
     Statements of Income                                  24
     Statements of Cash Flows                              25
     Balance Sheets                                        26
     Selected Operating Results                            28
  Entergy Gulf States, Inc.:
     Results of Operations                                 30
     Statements of Income (Loss)                           32
     Statements of Cash Flows                              33
     Balance Sheets                                        34
     Selected Operating Results                            36
  Entergy Louisiana, Inc.:
     Results of Operations                                 37
     Statements of Income                                  38
     Statements of Cash Flows                              39
     Balance Sheets                                        40
     Selected Operating Results                            42
  Entergy Mississippi, Inc.:
     Results of Operations                                 44
     Statements of Income                                  46
     Statements of Cash Flows                              47
     Balance Sheets                                        48
     Selected Operating Results                            50
  Entergy New Orleans, Inc.:
     Results of Operations                                 52
     Statements of Income                                  54
     Statements of Cash Flows                              55
     Balance Sheets                                        56
     Selected Operating Results                            58
  System Energy Resources, Inc.:
     Results of Operations                                 59
     Statements of Income                                  60
     Statements of Cash Flows                              61
     Balance Sheets                                        62
Notes to Financial Statements for Entergy Corporation and
Subsidiaries                                               64
Part II:
  Item 1.  Legal Proceedings                               76
  Item 5.  Other Information                               77
  Item 6.  Exhibits and Reports on Form 8-K                79
Experts                                                    81
Signature                                                  82

      This combined Quarterly Report on Form 10-Q is separately filed by Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 1995, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996, filed by the individual registrants with the SEC and should be read in conjunction therewith.

                             DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

ALJ                      Administrative Law Judge
ANO                      Arkansas Nuclear One Plant
ANO 1                    Unit No. 1 of ANO
ANO 2                    Unit No. 2 of ANO
Cajun                    Cajun Electric Power Cooperative, Inc.
Capital Funds Agreement  Agreement,  dated as of June  21,  1974,  as amended,  between System Energy and  Entergy
                         Corporation, and the assignments thereof
CitiPower                CitiPower  Ltd.  - an electric  distribution
                         company  serving Melbourne,  Australia,  and
                         surrounding  suburbs, which was acquired  by
                         Entergy on January 5, 1996
Council                  Council   of   the  City  of  New   Orleans,
                         Louisiana
Entergy Arkansas         Entergy  Arkansas,  Inc., formerly  Arkansas
                         Power & Light Company
Entergy Corporation      Entergy Corporation, a Delaware corporation,
                         successor to Entergy Corporation, a  Florida
                         corporation
Entergy Enterprises      Entergy Enterprises, Inc.
EIS                      Entergy  Integrated  Solutions,  Inc.,
                         formerly Entergy Systems & Service, Inc.
Entergy Gulf States      Entergy  Gulf  States, Inc.,  formerly  Gulf
                         States  Utilities Company (including  wholly
                         owned  subsidiaries  - Varibus  Corporation,
                         GSG&T, Inc., Prudential Oil & Gas, Inc., and
                         Southern Gulf Railway Company)
Entergy Louisiana        Entergy  Louisiana, Inc., formerly Louisiana
                         Power & Light Company
Entergy Mississippi      Entergy    Mississippi,    Inc.,    formerly
                         Mississippi Power & Light Company
Entergy New Orleans      Entergy  New  Orleans,  Inc.,  formerly  New
                         Orleans Public Service Inc.
Entergy Operations       Entergy  Operations, Inc., a  subsidiary  of
                         Entergy   Corporation  that  has   operating
                         responsibility for ANO, Grand Gulf 1,  River
                         Bend, and Waterford 3
Entergy or System        Entergy  Corporation and its various  direct
                         and indirect subsidiaries
Entergy Services         Entergy Services, Inc.
EPA                      U.S. Environmental Protection Agency
FASB                     Financial Accounting Standards Board
FERC                     Federal Energy Regulatory Commission
Form 10-K                The  combined Annual Report on Form 10-K for
                         the   year  ended  December  31,  1995,   of
                         Entergy,  Entergy  Arkansas,  Entergy   Gulf
                         States,     Entergy    Louisiana,    Entergy
                         Mississippi, Entergy New Orleans, and System
                         Energy
Grand Gulf 1             Unit No. 1 (nuclear) of the Grand Gulf Plant
ISES                     Independence   Steam   Electric   Generating
                         Station
KWh                      Kilowatt-hour(s)
LPSC                     Louisiana Public Service Commission
Merger                   The combination transaction, consummated  on
                         December  31,  1993, by which  Entergy  Gulf
                         States   became  a  subsidiary  of   Entergy
                         Corporation and Entergy Corporation became a
                         Delaware corporation
MPSC                     Mississippi Public Service Commission
MWh                      Megawatt-hour(s)
1991 NOPSI Settlement    Settlement retroactive to October 4,  1991,
                         among Entergy New Orleans, the Council, and
                         the Alliance for Affordable Energy, Inc. (local
                         customer advocate group), which settled certain
                         Grand Gulf 1 prudence issues and certain
                         litigation related to the February 4 Resolution
NRC                      Nuclear Regulatory Commission
NSS                      National Security Systems, Inc.
N/A                      Not applicable
operating companies      Entergy   Arkansas,  Entergy  Gulf   States,
                         Entergy Louisiana, Entergy Mississippi,  and
                         Entergy New Orleans, collectively
Owner Participant        A  corporation that, in connection with  the
                         Waterford 3 sale and leaseback transactions,
                         has  acquired  a beneficial  interest  in  a
                         trust,  the  Owner Trustee of which  is  the
                         owner  and lessor of undivided interests  in
                         Waterford 3
Owner Trustee            Each institution and/or individual acting as
                         Owner  Trustee under a trust agreement  with
                         an  Owner Participant in connection with the
                         Waterford 3 sale and leaseback transactions
PCBs                     Polychlorinated biphenyls
PUCT                     Public Utility Commission of Texas
PURPA                    Public Utility Regulatory Policies Act
River Bend               River  Bend  Nuclear  Plant,  owned  70%  by
                         Entergy Gulf States
RUS                      Rural Utilities Service
SEC                      Securities and Exchange Commission
SFAS                     Statement  of Financial Accounting Standards
                         as  promulgated by the Financial  Accounting
                         Standards Board
System Energy            System Energy Resources, Inc.
System Fuels             System Fuels, Inc.
System or Entergy        Entergy  Corporation and its various  direct
                         and indirect subsidiaries
Waterford 3              Unit No. 3 (nuclear) of the Waterford Plant

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


Cash Flows

      Net cash flow from operations for Entergy, the operating companies, and System Energy for the nine months ended September 30, 1996, and 1995, was as follows:

                               Nine Months   Nine Months
          Company                 Ended         Ended
                                 9/30/96       9/30/95
                                     (In Millions)

          Entergy                $1,213.9     $1,088.7
          Entergy Arkansas         $344.2       $282.1
          Entergy Gulf States      $263.4       $344.3
          Entergy Louisiana        $284.6       $308.2
          Entergy Mississippi      $146.6       $139.4
          Entergy New Orleans       $27.0       $ 70.7
          System Energy            $223.7       $ 51.2

      Entergy Arkansas' cash flow from operations increased for the nine months ended September 30, 1996, due to an increase in retail energy sales and decreased other operations and maintenance expenses. Lower fuel inventory levels in 1996 also contributed to the increase. Entergy Gulf States' cash flow from operations decreased for the nine months ended September 30, 1996, due to increased accounts receivable balances resulting from higher energy sales, and greater amounts of under-recovered fuel costs over the same period in 1995. Entergy Louisiana's cash flow from operations decreased due to a decrease in retail base revenues. Entergy New Orleans' cash flow from operations decreased for the nine months ended September 30, 1996, largely as a result of an income tax refund received in 1995 and lower accounts payable balances in 1996 compared to the same period in 1995. System Energy's net cash flow from operations increased for the nine months ended September 30, 1996, due primarily to refunds made to associated companies in 1995 resulting from a FERC audit settlement in 1994, and lower income tax payments made in 1996 compared to the same period in 1995.

Financing Sources

      System Energy issued two series of first mortgage bonds in August 1996 totaling $235 million, of which $210 million was used to meet a scheduled September 1, 1996 System Energy debt maturity. Excluding this, cash from operations, supplemented by cash on hand, was sufficient to meet substantially all investing and financing requirements of the operating companies and System Energy, including capital expenditures, dividends, and debt/preferred stock maturities for the first nine months of 1996. Entergy's investments in nonregulated energy-related businesses in 1996 were funded with debt and equity capital.

       Entergy's current ability to fund most of the capital requirements for its domestic utility businesses with cash from operations results from continued efforts to streamline operations and to reduce costs, as well as from collections under rate phase-in plans that exceed current cash requirements for the related costs. (In the income statement, these revenue collections are offset by the amortization of previously deferred costs so that there is no effect on net income.) These phase-in plans will continue to contribute to Entergy's cash position for the next several years. Specifically, the Grand Gulf 1 phase-in plans will expire in 1998 for Entergy Arkansas and Entergy Mississippi, and in 2001 for Entergy New Orleans. Entergy Gulf States' phase-in plan for River Bend will expire in 1998, and Entergy Louisiana's phase-in plan for Waterford 3 expires in November 1996. Should additional cash be needed for investing and financing requirements, the operating companies and System Energy have the

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES

ability, subject to regulatory approval and compliance with issuance tests, to issue debt or preferred securities to meet such requirements, as discussed below. In addition, to the extent market interest and dividend rates allow, the operating companies and System Energy will continue to refinance higher cost debt and preferred stock prior to maturity. The operating companies may continue to establish special purpose trusts as financing subsidiaries for the purpose of issuing preferred trust securities, such as the 9% Cumulative Quarterly Income Preferred Securities, issued in 1996 by Entergy Louisiana Capital I, a financing subsidiary of Entergy Louisiana, and the 8.5% Cumulative Quarterly Income Preferred Securities, issued in 1996 by Entergy Arkansas Capital I, a financing subsidiary of Entergy Arkansas. See Note 5 for a further discussion.

     In May 1996, Entergy Corporation registered 10 million additional shares of common stock pursuant to a new dividend reinvestment and stock purchase plan. The plan became effective in July 1996. See Note 3 for a further discussion.

      Entergy periodically reviews its capital structure to determine its future needs for debt and equity financing. Certain agreements and restrictions limit the amount of mortgage bonds and preferred stock that can be issued by the operating companies and System Energy. Based on the most restrictive applicable tests and available retired bond credits as of September 30, 1996, and assumed annual interest or dividend rates of 8.5% for bonds and 8.0% for preferred stock, each of the operating companies and System Energy could have issued mortgage bonds or preferred stock up to the following amounts:


                                  Mortgage     Preferred
           Company                Bonds (a)     Stock
                                     (In Millions)

        Entergy Arkansas            $784        $660
        Entergy Gulf States         $867         (b)
        Entergy Louisiana           $745        $828
        Entergy Mississippi         $504        $451
        Entergy New Orleans         $ 92        $228
        System Energy               $161         (c)


(a)Includes bonds issuable based on retired bond credits.
(b)Entergy Gulf States was precluded from issuing preferred stock under its earnings coverage tests at September 30, 1996.
(c)System Energy's charter does not provide for the issuance of preferred stock.

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

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES

      In addition, Entergy Services and System Fuels had available bank lines of credit of $70 million and $45 million, respectively, at September 30, 1996. Entergy Corporation had $120 million outstanding under its $300 million bank credit facility at September 30, 1996. $230 million was drawn on this facility for the acquisition of CitiPower in January 1996.

     On September 13, 1996, Entergy Technology Holding Company (ETHC) obtained a $100 million bank line of credit, which can be drawn on by either ETHC or Entergy Corporation, the proceeds of which are to be used exclusively for exempt telecommunication investments. As of September 30, 1996, no borrowings were outstanding under this facility.

Financing Uses

     As discussed in Part I of the Form 10-K, Entergy Corporation has been expanding its investments in energy-related business opportunities overseas and in the United States. As of September 30, 1996, Entergy Corporation's net equity investment was $814.6 million (reduced by $178 million of accumulated losses) in nonregulated businesses, including CitiPower.

      In addition to investing in nonregulated businesses, Entergy Corporation's capital requirements result from periodically investing in, or making loans to, its subsidiaries, as well as paying its dividends. To meet such capital requirements, Entergy Corporation will utilize internally generated funds, cash on hand, funds available under its $300 million credit facility, funds received from its dividend reinvestment and stock purchase plan, and other bank financings as may be required. Entergy Corporation receives funds through dividend payments from its domestic utility subsidiaries. During the first nine months of 1996, such dividend payments from subsidiaries totaled $316 million. Due to its financial position, Entergy Gulf States has not paid common stock dividends since the third quarter of 1994 and is not currently expected to pay common stock dividends during the remainder of 1996. Entergy Corporation paid $301.7 million of dividends on its common stock during the first nine months of 1996. Declarations of dividends on common stock are made at the discretion of Entergy Corporation's Board of Directors. Management will not recommend future dividend increases to the Board unless such increases are justified by adequate earnings growth of Entergy Corporation and its subsidiaries. See Note 7 to the Form 10-K for information on dividend restrictions.

Entergy Corporation and Entergy Gulf States

      See Notes 1 and 2 regarding the River Bend rate appeal and litigation with Cajun, including the Cajun Settlement. An adverse ruling in this appeal could result in approximately $280 million of potential write-offs (net of tax) and $199 million in refunds of previously collected revenue. Such write-offs and charges could result in additional substantial net losses being reported in the future by Entergy Corporation and Entergy Gulf States, with resulting adverse adjustments to common equity of Entergy Corporation and Entergy Gulf States. Adverse resolution of these matters could adversely affect Entergy Gulf States' ability to obtain financing, which in turn could affect Entergy Gulf States' liquidity and ability to pay dividends. Although Entergy Corporation's common shareholders have experienced some dilution in earnings as a result of the Merger, Entergy believes that the Merger will ultimately be beneficial to common shareholders in terms of strategic benefits as well as economies and efficiencies produced.

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

      On  April  24,  1996, FERC issued Order No. 888  affirming  its initial proposal that all public utilities subject to its jurisdiction provide comparable wholesale transmission access through the filing of a single open access tariff. FERC established the minimum conditions that must be included in such open access tariffs and also set forth certain provisions concerning the structuring of transactions within power pools, public utility holding companies, and bilateral coordination arrangements. The rules took effect sixty days after they were published in the Federal Register. In addition, FERC ruled that public utilities are entitled to full recovery of prudently incurred costs allocable to FERC jurisdictional customers. If the costs are stranded by retail wheeling, public utilities should first seek recovery of these costs from the appropriate state or local regulators.

     Concurrent with the issuance of Order No. 888, FERC issued Order No. 889 which prescribes the requirements and procedures for the implementation and maintenance of an open access same-time information system by each public utility. In addition, FERC issued a Notice of Proposed Rulemaking concerning capacity reservation tariffs as the next phase of FERC's efforts to promote wholesale competition. On July 9, 1996, Entergy filed, on behalf of the operating companies, an open access proforma tariff.

      On September 20, 1996, FERC issued an order revising the original requirement in Order No. 889 that open access same-time information service sites and Standards of Conduct be in place for all transmission providers by November 1, 1996. The Commission has now scheduled a two-step compliance procedure where the operation of open access same-time information service sites must begin on a test basis starting on December 2, 1996, with full commercial operations and compliance with the Standards of Conduct to begin January 3, 1997.

     As noted in the Form 10-K, Entergy proposed that FERC serve in a federal "back-stop" role for wholesale stranded cost recovery in a holding company or other multi-state situation. FERC's final rule in Order No. 888 recognized that denial of retail stranded cost recovery by a state regulatory authority could inappropriately shift the disallowed costs to affiliated operating companies in other states. FERC encouraged the affected state regulators in such situations to seek a mutually agreeable approach to this potential problem. If the approach results in a filing to modify a jurisdictional agreement, FERC could agree with such a proposal, particularly if other interested parties support the filing. In the event the state or local regulators cannot reach a consensus, FERC would ultimately have to resolve the appropriate treatment of such stranded costs.

      As discussed in more detail below, Entergy has initiated discussions with its state and local regulators regarding an orderly transition to a more competitive market for electricity. Entergy Mississippi, Entergy Gulf States, Entergy Louisiana, and Entergy Arkansas have made filings with their state and local regulators.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS

     On August 2, 1996, Entergy Mississippi filed a proposal with the MPSC for a rate rider to assure cost recovery. The rider, which does not change current rates for electric service provided by Entergy Mississippi, would apply to customers within Entergy Mississippi's service area who obtain electricity in the future from a source other than Entergy Mississippi. In order to protect its core customers against the effects of retail access, were that to become available, Entergy Mississippi has designed this rider to assure that commitments made under the current system of regulation are honored and that cost burdens are not unfairly transferred from departing customers to those who remain on the Entergy Mississippi system. On August 22, 1996, the MPSC remanded the Entergy Mississippi proposal and established a generic docket to consider competition for retail electric service.

      On October 5, 1996, Entergy Gulf States and Entergy Louisiana filed proposals with the LPSC designed to achieve an orderly transition to retail electric competition in Louisiana, while protecting certain classes of ratepayers from unfairly bearing the burden of cost shifting. The proposals do not increase rates for any customer class. However, these proposals do provide for a universal service charge for customers that remain connected to Entergy Gulf States' or Entergy Louisiana's electric facilities and choose to purchase their electricity from another source. In addition, the proposals include a base rate freeze, which would be put into effect for seven years in the Louisiana areas serviced by Entergy Gulf States and Entergy Louisiana. These proposals also allow for the complete amortization of the remaining plant investment associated with River Bend and Waterford 3 over a seven year period.

      On October 24, 1996, Entergy Arkansas filed a proposal with the Arkansas Public Service Commission designed to achieve an orderly transition to retail electric competition in Arkansas. The proposal includes a rate decrease totaling $123 million over a three year period beginning in mid-1997 and the complete amortization of the remaining plant investment associated with ANO and Entergy Arkansas' portion of Grand Gulf 1 over a seven year period. In addition, the proposal provides for a universal service charge for customers that remain connected to Entergy Arkansas's electric facilities and choose to purchase their electricity from another source.

Retail and Wholesale Rate Issues

      See Note 2 to the Form 10-K and herein for a discussion of (i) the ongoing trend of regulatory-ordered rate reductions including recent LPSC orders for Entergy Gulf States and (ii) incentive and performance-based regulation including a base rate reduction of $16.5 million for Entergy Louisiana.

Potential Changes in the Electric Utility Industry

      Refer  to  "MANAGEMENT'S FINANCIAL DISCUSSION  AND  ANALYSIS  -
SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for a discussion of legislative and regulatory developments relating to the potential for retail competition in the areas served by the operating companies.

Significant Industrial Cogeneration Effects

      The development of proposals for cogeneration projects by certain industrial customers of Entergy Gulf States and Entergy Louisiana over the last several years has caused Entergy Gulf States and Entergy Louisiana to develop and secure approval for rate tariffs lower than those previously approved by the PUCT and LPSC for such industrial customers. In certain cases, contracts or special tariffs that use flexible pricing have been negotiated with industrial customers to keep these customers on the System. The contracts and tariffs are not at full cost-of-service rates. Although the rates fully recover operating expenses and depreciation, they provide no more than a minimal return on investment. During the nine months ended September 30, 1996, KWh sales to industrial customers of Entergy Gulf States and Entergy Louisiana at less than full cost-of-service rates made up approximately 30% and 38% of total industrial sales, respectively.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS

      During 1995, Entergy Louisiana received separate notices from two large industrial customers that they will proceed with proposed cogeneration projects for the purpose of fulfilling most of their future electric energy needs. These customers will continue to purchase their energy requirements from Entergy Louisiana until their cogeneration facilities are completed and operational, which is expected to occur in 1997-1998. After that time, these customers will purchase energy from Entergy Louisiana at a reduced level. During the nine months ended September 30, 1996, these two customers represented an aggregate of approximately 18% of Entergy Louisiana's industrial sales and provided 12% of its total industrial base revenues.

Domestic and Foreign Energy-Related Investments

      Entergy Corporation continues to seek opportunities to expand its domestic and foreign businesses that are not regulated by state and local utility regulatory authorities. These investments encompass power development (including investments in foreign utilities) and new technology. Entergy Corporation's strategy is to identify and pursue business opportunities that have the potential to earn a greater return than its domestic regulated utility operations. These investments may involve a greater risk than domestic regulated utility enterprises. In the nine months ended September 30, 1996, Entergy Corporation's domestic and foreign energy-related investments reduced consolidated net income by approximately $8.0 million. The power development investments, in the aggregate, were profitable during the nine months ended September 30, 1996, and management believes that they will continue to provide profits in the current year. However, the income provided by power development investments was offset by losses experienced by new technology investments.

      In May 1996, Entergy Corporation filed for SEC authorization to provide nuclear plant operations, management, and related services to non-affiliated companies. Entergy Corporation proposes to provide these services through a new subsidiary, Entergy Nuclear, Inc.

     On August 20, 1996, Entergy Power, Inc. sold 84 megawatts of its interest in Unit No. 2 of ISES and related assets to City Water & Light Plant of Jonesboro, Arkansas, a co-owner of ISES. The sale resulted in a gain of approximately $1 million.

      On October 3, 1996, Entergy indirectly acquired NSS, a full-service security monitoring company, for $32 million of debt.

      Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K, and Note 9, herein, for a discussion of Entergy's major nonregulated business opportunities and foreign energy-related investments.

ANO Matters

      Entergy Operations has made periodic inspections and repairs on the tubes in ANO 2's steam generator, which have experienced cracking. On October 25, 1996, Entergy Corporation's Board of Directors authorized Entergy Operations to negotiate a contract, with appropriate cancellation provisions, for the fabrication and replacement of the steam generator at ANO 2. See Note 1 for additional information.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS

Deregulated Utility Operations

       Entergy Gulf States discontinued regulatory accounting principles in 1989 for its wholesale jurisdiction and steam department and in 1991 for the Louisiana deregulated portion of River Bend. The recent improving trend in net income from these operations continued during the three months and nine months ended September 30, 1996, when the related operating income was $3.3 million and $11.3 million, respectively, compared to $1.2 million for the fiscal year ended 1995.

     The improvement in net income from deregulated operations in the three months and nine months ended September 30, 1996, was principally due to increased revenues, partially offset by increased income taxes. The future impact of the deregulated utility operations on Entergy's and Entergy Gulf States' results of operations and financial position will depend on future operating costs, future efficiency and availability of generating units, and future market prices for energy over the remaining life of the assets. Entergy expects the performance of its deregulated utility operations to continue to improve due to ongoing reductions in operation and maintenance expenses.

Property Tax Exemptions

      As discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS
- SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K, Waterford 3's local property tax exemption expired in December 1995, and River Bend's local property tax exemption will expire in December 1996. In a March 1996 LPSC order, Entergy Louisiana was permitted to defer recovery of the estimated Waterford 3 property tax from January 1996 through June 1996. The order allows for the recovery of the property tax and also for the recovery, from July 1996 through June 1997, of the related deferral. In April 1996, Louisiana authorities set Waterford 3's 1996 property tax assessment at $21.5 million. Entergy Gulf States is working with tax authorities to determine the method for calculating the amount of property taxes to be paid when River Bend's local property tax exemption expires in December 1996.

Environmental Issues

      Entergy Gulf States has been notified by the EPA that it has been designated as a potentially responsible party for the clean-up of certain hazardous waste disposal sites. See Note 1 for additional information.

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

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS

      In the event that all or a portion of a utility's operations cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation, or a change in the competitive environment for the utility's regulated services, the utility shall discontinue application of SFAS 71 for the relevant portion of its operations by eliminating from the balance sheet the effects of any actions of regulators recorded as regulatory assets and liabilities.

       The operating companies' and System Energy's financial statements continue to follow SFAS 71 for their regulated operations, except for those portions of Entergy Gulf States' business described in "Deregulated Utility Operations" above.

      Accounting  for Decommissioning Costs - In February  1996,  the
FASB issued an exposure draft of a proposed SFAS addressing the accounting for decommissioning costs of nuclear generating units as well as liabilities related to the closure and removal of all long-lived assets. See Note 1 for a discussion of proposed changes in the accounting for decommissioning/closure costs and the potential impact of these changes on Entergy.

Financial Derivatives

      Derivative instruments have been used by Entergy on a limited basis. Entergy has a policy that financial derivatives are to be used only to mitigate business risks and not for speculative purposes. At September 30, 1996, Entergy had an insignificant amount of derivative instruments outstanding.

              _________________________________________

       Investors are cautioned that forward-looking statements contained herein with respect to the revenues, earnings, competitive performance, or other prospects for the business of Entergy
Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, or their affiliated companies may be influenced by factors that could cause actual outcomes and results to be materially different than projected. Such factors include, but are not limited to, the effects of weather, the performance of generating units, fuel prices and availability, regulatory decisions and the effects of changes in law, capital spending requirements, the evolution of competition, changes in accounting standards, and other factors.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


       On January 5, 1996, Entergy Corporation finalized its acquisition of CitiPower. In accordance with the purchase method of accounting, the results of operations for the three months and nine months ended September 30, 1995, of Entergy Corporation and subsidiaries reported in its Statements of Consolidated Income and Cash Flows do not include CitiPower's results of operations. See
Note 9 for additional information regarding CitiPower.

Net Income

      Consolidated net income increased for the three months ended September 30, 1996, primarily due to the reversal of a Cajun-River Bend litigation accrual at Entergy Gulf States, as discussed in Note
1. Excluding this item, net income decreased 5% principally due to higher other operation and maintenance expenses for domestic regulated operations as a result of the recording of additional litigation reserves at Entergy Gulf States and Entergy Louisiana.

      Consolidated net income decreased for the nine months ended September 30, 1996, primarily due to the $174 million net of tax write-off of River Bend rate deferrals pursuant to SFAS 121 and the one-time recording in 1995 of the cumulative effect of the change in accounting method for incremental nuclear refueling outage maintenance costs at Entergy Arkansas. The effect of these items was partially offset by the reversal of a litigation accrual at Entergy Gulf States, as discussed above. Excluding these items, net income would have increased 9% for the nine months ended September 30, 1996, due to higher energy sales, decreased other operation and maintenance expenses for domestic regulated operations as a result of restructuring programs implemented in 1995, as discussed in Note 7, and ongoing operating efficiency improvement programs throughout Entergy.

      Significant factors affecting the results of operations and causing variances between the three months and nine months ended September 30, 1996, and 1995 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

      The changes in electric operating revenues associated with Entergy's domestic regulated operations for the three months and nine months ended September 30, 1996, are as follows:

                                   Three Months Ended    Nine Months Ended
                 Description       Increase/(Decrease)  Increase/(Decrease)
                                                (In Millions)

Change in base revenues                  $(25.5)             $(77.8)
Rate riders                                (3.0)               10.6
Fuel cost recovery                        106.4               334.5
Sales volume/weather                         .1               102.5
Other revenue (including unbilled)        (20.7)              (65.2)
Sales for resale                           (6.7)               38.7
                                          -----              ------
Total                                     $50.6              $343.3
                                          =====              ======

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

      Electric operating revenues increased for the three months and nine months ended September 30, 1996, as a result of higher fuel adjustment revenues, which do not affect net income, partially offset by rate reductions at various operating companies. Higher retail sales and an increase in sales for resale also contributed to the increase for the nine months ended September 30, 1996. The increase in sales for resale was primarily the result of increased energy sales outside of Entergy's service area. Higher retail sales for the nine months ended September 30, 1996, was principally caused by non-weather related volume growth.

      Gas operating revenues increased for the three months and nine months ended September 30, 1996, due to a higher unit purchase price for gas purchased for resale. In addition, increased gas sales contributed to the increase in revenues for the nine months ended September 30, 1996, largely due to the colder than normal winter weather in the first quarter of 1996.

      Nonregulated and foreign energy related business revenues increased for the three months and nine months ended September 30, 1996, due mainly to the January 1996 acquisition of CitiPower.

Expenses

      Operating expenses for the three months and nine months ended September 30, 1996, include the operating expenses of CitiPower, which were not included in the prior year's financial statements. Excluding the operating expenses of CitiPower, Entergy's operating expenses increased for the three months and nine months ended September 30, 1996, as discussed below. The following discussion excludes the impact of the acquisition of CitiPower.

      For the three months ended September 30, 1996, fuel and purchased power expenses increased as a result of higher gas prices. Income tax expense increased primarily due to higher pretax income excluding the River Bend rate deferral write-off and the prior year change in accounting method. Other operation and maintenance expenses increased for the three months ended September 30, 1996, largely due to an increase in litigation reserves at Entergy Gulf States and Entergy Louisiana. Nuclear refueling outage expenses decreased primarily due to the absence in 1996 of a refueling outage at Grand Gulf 1.

     For the nine months ended September 30, 1996, fuel and purchased power expenses increased as a result of higher gas prices as discussed above and an increase in energy sales. Income tax expense increased primarily due to higher pretax income excluding the River Bend rate deferral write-off and the prior year change in accounting method. Other operation and maintenance expenses decreased for the nine months ended September 30, 1996, due to lower payroll related expenses, resulting from restructuring programs implemented in 1995 as discussed in Note 7, in addition to ongoing operating efficiency improvement programs throughout Entergy. Rate deferrals charged against operating expenses in 1996 represent the deferral of Waterford 3 local property taxes and the deferral of a portion of the proposed System Energy rate increase at Entergy Mississippi and Entergy New Orleans. Nuclear refueling outage expenses decreased primarily due to the absence in 1996 of a refueling outage at Grand Gulf 1. The increase in decommissioning costs and depreciation rates is partially attributable to the 1995 System Energy FERC rate increase filing, subject to refund. See Note 2 for a discussion of the System Energy proposed rate increase.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      Excluding CitiPower, interest on long-term debt decreased for the three months and nine months ended September 30, 1996, due primarily to ongoing retirement and refinancing of higher cost debt at the operating companies and System Energy. Other interest - net increased for the three months ended September 30, 1996, as a result of interest charges recorded by Entergy Gulf States in connection with a fuel cost refund. Borrowings by Entergy Corporation from a $300 million line of credit related to the CitiPower investment contributed to the increase in other interest - net for the nine months ended September 30, 1996.

Other

      Other income increased for the three months ended September 30, 1996, primarily due to the Entergy Gulf States' reversal of a Cajun-River Bend litigation accrual, as discussed in Note 1.

      Other income decreased for the nine months ended September 30, 1996, as a result of the write-off of River Bend rate deferrals pursuant to SFAS 121, as discussed in Note 8, and a decrease in Grand Gulf 1 carrying charges at Entergy Arkansas due to a decline in the deferral balance, partially offset by the Entergy Gulf States' reversal of a Cajun-River Bend litigation accrual.

         ENTERGY CORPORATION AND SUBSIDIARIES
          STATEMENTS OF CONSOLIDATED INCOME
For the Three and Nine Months Ended September 30, 1996 and 1995
                      (Unaudited)
                                                                     Three Months Ended                    Nine Months Ended
                                                                 1996              1995               1996               1995
                                                              ---------         ---------           ---------         ---------
                                                                               (In Thousands, Except Share Data)
Operating Revenues:
  Electric                                                    $1,966,969        $1,916,364          $5,054,647        $4,711,342
  Natural gas                                                     21,402            15,073             107,866            75,861
  Steam products                                                  15,144            12,095              45,936            35,518
  Nonregulated and foreign energy-related businesses             134,758            11,487             381,341            34,615
                                                             -----------       -----------         -----------       -----------
        Total                                                  2,138,273         1,955,019           5,589,790         4,857,336
                                                             -----------       -----------         -----------       -----------
Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                                  527,769           465,126           1,309,082         1,062,698
     Purchased power                                             177,824           104,159             525,134           275,902
     Nuclear refueling outage expenses                            12,196            19,591              40,144            72,772
     Other operation and maintenance                             394,526           353,563           1,127,823         1,089,996
  Depreciation, amortization, and decommissioning                196,937           177,482             586,604           518,894
  Taxes other than income taxes                                   90,572            76,213             269,485           226,735
  Income taxes                                                   168,384           172,057             352,890           309,200
  Rate deferrals                                                  (3,767)                -             (34,842)                -
  Amortization of rate deferrals                                 142,512           152,781             324,236           311,171
                                                             -----------       -----------         -----------       -----------
        Total                                                  1,706,953         1,520,972           4,500,556         3,867,368
                                                             -----------       -----------         -----------       -----------
Operating Income                                                 431,320           434,047           1,089,234           989,968
                                                               ---------         ---------           ---------         ---------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                             2,399             2,206               7,753             7,053
  Write-off of River Bend rate deferrals                               -                 -            (194,498)                -
  Miscellaneous - net                                             72,389            15,678              97,002            53,511
  Income taxes                                                   (25,011)           (6,274)            (15,658)          (16,174)
                                                               ---------         ---------           ---------         ---------
        Total                                                     49,777            11,610            (105,401)           44,390
                                                               ---------         ---------           ---------         ---------
Interest Charges:
  Interest on long-term debt                                     164,795           157,760             512,342           479,433
  Other interest - net                                            17,221             6,302              39,166            20,954
  Distributions on preferred securities                            1,947                 -               1,947                 -
  Allowance for borrowed funds used
   during construction                                            (2,032)           (1,978)             (6,499)           (6,182)
  Preferred and preference dividend requirements of
   subsidiaries and other                                         19,286            20,455              55,745            59,355
                                                               ---------         ---------           ---------         ---------
        Total                                                    201,217           182,539             602,701           553,560
                                                               ---------         ---------           ---------         ---------
Income before the Cumulative Effect of
  Accounting Change                                              279,880           263,118             381,132           480,798

Cumulative Effect of Accounting
  Change (net of income taxes)                                         -                 -                   -            35,415
                                                               ---------         ---------           ---------         ---------
Net Income                                                      $279,880          $263,118            $381,132          $516,213
                                                               =========         =========           =========         =========
Earnings per average common share before
 cumulative effect of accounting change                            $1.22             $1.16               $1.67             $2.11
Earnings per average common share                                  $1.22             $1.16               $1.67             $2.27
Dividends declared per common share                                $0.45             $0.45               $1.35             $1.35
Average number of common shares outstanding                  228,603,813       227,751,471         228,141,842       227,639,262

See Notes to Financial Statements.

                ENTERGY CORPORATION AND SUBSIDIARIES
               STATEMENTS OF CONSOLIDATED CASH FLOWS
       For the Nine Months Ended September 30, 1996 and 1995
                            (Unaudited)
                                                                              1996         1995
                                                                           ---------     ---------
                                                                                (In Thousands)
Operating Activities:
  Net income                                                                $381,132      $516,213
  Noncash items included in net income:
    Write-off of River Bend rate deferrals                                   194,498             -
    Cumulative effect of a change in accounting principle                          -       (35,415)
    Change in rate deferrals/excess capacity-net                             316,184       285,174
    Depreciation, amortization, and decommissioning                          586,604       518,894
    Deferred income taxes and investment tax credits                         (57,324)       (2,923)
    Allowance for equity funds used during construction                       (7,753)       (7,053)
  Changes in working capital:
    Receivables                                                             (160,616)     (188,087)
    Fuel inventory                                                              (260)      (33,839)
    Accounts payable                                                         (73,293)      (70,656)
    Taxes accrued                                                            226,147       219,714
    Interest accrued                                                         (14,350)       (7,768)
    Other working capital accounts                                          (131,331)     (129,399)
  Decommissioning trust contributions                                        (36,675)      (21,189)
  Provision for estimated losses and reserves                                 45,729       (38,260)
  Other                                                                      (54,747)       83,253
                                                                           ---------     ---------
    Net cash flow provided by operating activities                         1,213,945     1,088,659
                                                                           ---------     ---------
Investing Activities:
  Construction/capital expenditures                                         (425,652)     (401,031)
  Allowance for equity funds used during construction                          7,753         7,053
  Nuclear fuel purchases                                                    (118,958)     (207,211)
  Proceeds from sale/leaseback of nuclear fuel                               107,035       224,265
  Acquisition of CitiPower                                                (1,156,112)            -
  Investment in nonregulated/nonutility properties                            (4,151)      (25,979)
  Proceeds from sale of Hub River stock                                       16,503             -
  Proceeds from sale of ISES                                                  39,398             -
  Other                                                                      (31,285)      (19,216)
                                                                           ---------     ---------
    Net cash flow used in investing activities                            (1,565,469)     (422,119)
                                                                           ---------     ---------
Financing Activities:
  Proceeds from the issuance of:
    General and refunding mortgage bonds                                      39,608       109,285
    First mortgage bonds                                                     431,906             -
    Bank notes and other long-term debt                                    1,004,243        43,538
    Common stock                                                              36,869             -
    Preferred securities of subsidiaries' trusts                             125,963             -
  Retirement of:
    First mortgage bonds                                                    (695,392)      (45,800)
    General and refunding mortgage bonds                                     (56,000)      (54,200)
    Other long-term debt                                                    (143,373)      (96,949)
  Redemption of preferred stock                                              (91,879)      (39,605)
  Changes in short-term borrowings - net                                      75,025      (171,219)
  Common stock dividends paid                                               (301,675)     (306,465)
                                                                           ---------     ---------
    Net cash flow provided by (used in) financing activities                 425,295      (561,415)
                                                                           ---------     ---------
Effect of exchange rates on cash and cash equivalents                             66             -
                                                                           ---------     ---------
Net increase in cash and cash equivalents                                     73,837       105,125

Cash and cash equivalents at beginning of period                             533,590       613,907
                                                                           ---------     ---------
Cash and cash equivalents at end of period                                  $607,427      $719,032
                                                                           =========     =========

                ENTERGY CORPORATION AND SUBSIDIARIES
               STATEMENTS OF CONSOLIDATED CASH FLOWS
       For the Nine Months Ended September 30, 1996 and 1995
                            (Unaudited)
                                                                              1996          1995
                                                                           ---------     ---------
                                                                                (In Thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                     526,252       476,637
    Income taxes                                                             236,288       161,938
  Noncash investing and financing activities:
     Capital lease obligations incurred                                       16,358             -
     Change in unrealized appreciation (depreciation) of
       decommissioning trust assets                                          (12,460)       13,221


See Notes to Financial Statements.

                ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
               September 30, 1996 and December 31, 1995
                             (Unaudited)

                                                             1996            1995
                                                                 (In Thousands)
                        ASSETS
Utility Plant:
  Electric                                                 $22,588,066     $21,698,593
  Plant acquisition adjustment - Entergy Gulf States           459,492         471,690
  Electric plant under leases                                  678,658         675,425
  Property under capital leases - electric                     149,863         145,146
  Natural gas                                                  168,136         166,872
  Steam products                                                79,701          77,551
  Construction work in progress                                464,888         482,950
  Nuclear fuel under capital leases                            276,308         312,782
  Nuclear fuel                                                  61,212          49,100
                                                           -----------     -----------
           Total                                            24,926,324      24,080,109
  Less - accumulated depreciation and amortization           8,699,397       8,259,318
                                                           -----------     -----------
           Utility plant - net                              16,226,927      15,820,791
                                                           -----------     -----------
Other Property and Investments:
  Decommissioning trust funds                                  318,088         277,716
  Other                                                        459,489         434,619
                                                           -----------     -----------
           Total                                               777,577         712,335
                                                           -----------     -----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                        99,309          42,822
    Temporary cash investments - at cost,
      which approximates market                                447,294         490,768
    Special deposits                                            60,824               -
                                                           -----------     -----------
           Total cash and cash equivalents                     607,427         533,590
  Notes receivable                                               1,332           6,907
  Accounts receivable:
     Customer (less allowance for doubtful accounts of
       $8.4 million in 1996 and $7.1 million in 1995)          458,357         333,343
    Other                                                       73,380          59,176
    Accrued unbilled revenues                                  373,114         293,461
  Deferred fuel                                                 92,543          25,924
  Fuel inventory                                               122,610         122,167
  Materials and supplies - at average cost                     345,833         345,330
  Rate deferrals                                               440,816         420,221
  Prepayments and other                                        129,810         175,121
                                                           -----------     -----------
           Total                                             2,645,222       2,315,240
                                                           -----------     -----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                             507,824       1,033,282
    SFAS 109 regulatory asset - net                          1,206,786       1,279,495
    Unamortized loss on reacquired debt                        222,264         224,131
    Other regulatory assets                                    378,088         350,601
  Long-term receivables                                        218,246         224,726
  CitiPower license (net of $11.5 million of amortization)     609,027               -
  Other                                                        352,129         305,329
                                                           -----------     -----------
           Total                                             3,494,364       3,417,564
                                                           -----------     -----------
           TOTAL                                           $23,144,090     $22,265,930
                                                           ===========     ===========
See Notes to Financial Statements.

                        ENTERGY CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                      September 30, 1996 and December 31, 1995
                                    (Unaudited)

                                                      1996         1995
                                                       (In Thousands)
         CAPITALIZATION AND LIABILITIES
Capitalization:
   Common stock, $.01 par value, authorized 500,000,000
    shares; issued 231,455,342 shares in 1996 and
    230,017,485 shares in 1995                          $2,315       $2,300
  Paid-in capital                                    4,240,038    4,201,483
  Retained earnings                                  2,406,339    2,335,579
  Cumulative foreign currency translation adjustment    20,670            -
  Less - treasury stock (1,973,468 shares in 1996
  and 2,251,318 in 1995)                                59,627       67,642
                                                   -----------  -----------
           Total common shareholders' equity         6,609,735    6,471,720
  Subsidiary's preference stock                        150,000      150,000
  Subsidiaries' preferred stock:
   Without sinking fund                                490,955      550,955
   With sinking fund                                   221,986      253,460
 Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts holding
   solely junior subordinated deferrable debentures    130,000            -
  Long-term debt                                     7,642,768    6,777,124
                                                   -----------  -----------
           Total                                    15,245,444   14,203,259
                                                   -----------  -----------
Other Noncurrent Liabilities:
  Obligations under capital leases                     275,323      303,664
  Other                                                372,787      326,804
                                                   -----------  -----------
           Total                                       648,110      630,468
                                                   -----------  -----------
Current Liabilities:
  Currently maturing long-term debt                    355,305      558,650
  Notes payable                                        120,692       45,667
  Accounts payable                                     429,018      460,379
  Customer deposits                                    152,551      140,054
  Taxes accrued                                        433,975      207,828
  Accumulated deferred income taxes                     85,186       72,847
  Interest accrued                                     181,394      195,445
  Dividends declared                                    10,475       12,194
  Obligations under capital leases                     151,204      151,140
  Other                                                132,127      247,039
                                                   -----------  -----------
           Total                                     2,051,927    2,091,243
                                                   -----------  -----------
Deferred Credits:
  Accumulated deferred income taxes                  3,649,399    3,777,644
  Accumulated deferred investment tax credits          594,969      612,701
  Other                                                954,241      950,615
                                                   -----------  -----------
           Total                                     5,198,609    5,340,960
                                                   -----------  -----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                   $23,144,090  $22,265,930
                                                   ===========  ===========
See Notes to Financial Statements.

                        ENTERGY CORPORATION AND SUBSIDIARIES
                             SELECTED OPERATING RESULTS
    For the Three Months and Nine Months Ended September 30, 1996 and 1995
                                     (Unaudited)

                                  Three Months Ended  Increase/
         Description              1996       1995     (Decrease      %
                                         (In Millions)
Electric Operating Revenues:
  Residential                    $ 800.6    $ 793.7     $  6.9        1
  Commercial                       473.7      451.4       22.3        5
  Industrial                       548.6      504.3       44.3        9
  Governmental                      48.5       42.7        5.8       14
                               ---------  ---------     ------
    Total retail                 1,871.4    1,792.1       79.3        4
  Sales for resale                 106.7      113.3       (6.6)      (6)
  Other                            (11.1)      11.0      (22.1)    (201)
                               ---------  ---------     ------
    Total                      $ 1,967.0  $ 1,916.4     $ 50.6        3
                               =========  =========     ======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                      9,631      9,923       (292)      (3)
  Commercial                       6,378      6,310         68        1
  Industrial                      11,716     11,257        459        4
  Governmental                       703        644         59        9
                               ---------  ---------     ------
    Total retail                  28,428     28,134        294        1
  Sales for resale                 3,007      3,945       (938)     (24)
                               ---------  ---------     ------
    Total                         31,435     32,079       (644)      (2)
                               =========  =========     ======

                                 Nine Months Ended    Increase/
         Description             1996       1995     (Decrease)      %
                                        (In Millions)
Electric Operating Revenues:
  Residential                  $ 1,824.1  $ 1,715.2   $  108.9        6
  Commercial                     1,208.3    1,133.4       74.9        7
  Industrial                     1,505.9    1,351.3      154.6       11
  Governmental                     128.5      115.4       13.1       11
                               ---------  ---------    -------
    Total retail                 4,666.8    4,315.3      351.5        8
  Sales for resale                 300.2      261.5       38.7       15
  Other                             87.6      134.5      (46.9)     (35)
                               ---------  ---------    -------
    Total                      $ 5,054.6  $ 4,711.3    $ 343.3        7
                               =========  =========    =======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                     22,603     21,830        773        4
  Commercial                      16,254     15,741        513        3
  Industrial                      33,145     31,617      1,528        5
  Governmental                     1,850      1,747        103        6
                               ---------  ---------     ------
    Total retail                  73,852     70,935      2,917        4
  Sales for resale                 8,817      7,482      1,335       18
                               ---------  ---------     ------
    Total                         82,669     78,417      4,252        5
                               =========  =========     ======

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income for the three months ended September 30, 1996, remained relatively unchanged as compared to the same period in 1995.

      Net income decreased for the nine months ended September 30, 1996, due primarily to the one-time recording in 1995 of the cumulative effect of the change in accounting method for incremental nuclear refueling outage maintenance costs. Excluding the above mentioned item, net income would have increased $13.3 million for the nine months ended September 30, 1996, due primarily to increased retail energy sales and decreased other operation and maintenance expense.

      Significant factors affecting the results of operations and causing variances between the three months and nine months ended September 30, 1996, and 1995 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

      The changes in electric operating revenues for the three months and nine months ended September 30, 1996, are as follows:


                                   Three Months Ended    Nine Months Ended
                Description        Increase/(Decrease)  Increase/(Decrease)
                                              (In Millions)

       Change in base revenues              $(1.5)         $(10.5)
       Rate riders                           (7.2)           (6.9)
       Fuel cost recovery                     1.0             6.5
       Sales volume/weather                  (7.0)           17.5
       Other revenue (including unbilled)    (3.2)           (8.0)
       Sales for resale                      16.7            99.5
                                            -----           -----
       Total                                $(1.2)          $98.1
                                            =====           =====

      Electric operating revenues decreased slightly for the three months ended September 30, 1996, primarily due to milder weather as compared to the same period in 1995 and a decrease in Grand Gulf 1 rate rider revenues, partially offset by an increase in sales for resale due to changing generation availability and requirements among the operating companies.

      Electric operating revenues increased for the nine months ended September 30, 1996, primarily due to increased retail energy sales and sales for resale. The increase in retail energy sales resulted from increased customer usage, partially attributable to more severe weather as compared to the same period in 1995. The increase in sales for resale is due to higher generation availability compared to the same period of 1995.

Expenses

      Operating expenses increased for the three months and nine months ended September 30, 1996, due to an increase in fuel, purchased power, and income tax expense, partially offset by reduced amortization of previous rate deferrals. The increase in fuel and purchased power expenses is largely due to an increase in generation and purchases related to the increase in sales for resale in 1996. Income tax expense increased for the nine months ended September 30, 1996, because of higher pretax income.

      The  increase in operating expenses for the nine  months  ended
September 30, 1996, was partially offset by a decrease in other operation and maintenance expenses resulting from non-outage related maintenance performed during ANO 1's refueling outage in the first quarter of 1995. In addition, ANO 2 underwent a 30 day mid-cycle outage during the first three months of 1995 that also required additional non-outage related maintenance.

Other

      Miscellaneous other income - net decreased for the three months and nine months ended September 30, 1996, due to reduced Grand Gulf 1 carrying charges as a result of a decline in the deferral balance.

                ENTERGY ARKANSAS, INC.
                 STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 1996 and 1995
                      (Unaudited)
                                                                   Three Months Ended                    Nine Months Ended
                                                                  1996              1995               1996               1995
                                                               ---------         ---------           ---------         ---------
                                                                                         (In Thousands)

Operating Revenues                                              $529,276          $530,448          $1,380,347        $1,282,208
                                                               ---------         ---------         -----------       -----------
Operating Expenses:
  Operation and maintenance:
   Fuel and fuel-related expenses                                 84,869            77,987             216,544           182,793
   Purchased power                                               114,106           100,803             334,362           266,726
   Nuclear refueling outage expenses                               7,087             7,923              22,170            25,011
   Other operation and maintenance                                88,629            92,079             257,765           271,523
  Depreciation, amortization, and decommissioning                 42,112            42,603             123,928           121,557
  Taxes other than income taxes                                    8,546             8,546              27,989            28,641
  Income taxes                                                    40,343            38,188              73,648            58,662
  Amortization of rate deferrals                                  52,608            68,243             119,078           136,170
                                                               ---------         ---------         -----------       -----------
        Total                                                    438,300           436,372           1,175,484         1,091,083
                                                               ---------         ---------         -----------       -----------
Operating Income                                                  90,976            94,076             204,863           191,125
                                                               ---------         ---------           ---------         ---------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                               875               770               3,026             2,376
  Miscellaneous - net                                              7,735            10,036              23,865            36,388
  Income taxes                                                    (3,059)           (3,941)             (9,492)          (14,279)
                                                               ---------         ---------           ---------         ---------
        Total                                                      5,551             6,865              17,399            24,485
                                                               ---------         ---------           ---------         ---------
Interest Charges:
  Interest on long-term debt                                      24,395            26,566              74,162            80,110
  Other interest - net                                             1,211               906               3,498             4,646
  Distributions on preferred securities of subsidiary                652                 -                 652                 -
  Allowance for borrowed funds used
   during construction                                              (522)             (494)             (1,821)           (1,667)
                                                               ---------         ---------           ---------         ---------
        Total                                                     25,736            26,978              76,491            83,089
                                                               ---------         ---------           ---------         ---------
Income before the Cumulative Effect of
Accounting Change                                                 70,791            73,963             145,771           132,521

Cumulative Effect of Accounting
Change (net of income taxes)                                           -                 -                   -            35,415
                                                               ---------         ---------           ---------         ---------
Net Income                                                        70,791            73,963             145,771           167,936

Preferred Stock Dividend Requirements
 and Other                                                         4,359             4,511              13,243            13,617
                                                               ---------         ---------           ---------         ---------
Earnings Applicable to Common Stock                              $66,432           $69,452            $132,528          $154,319
                                                               =========         =========           =========         =========
See Notes to Financial Statements.

                       ENTERGY ARKANSAS, INC.
                      STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 1996 and 1995
                            (Unaudited)
                                                                              1996          1995
                                                                           ---------      ---------
                                                                                (In Thousands)
Operating Activities:
  Net income                                                                $145,771      $167,936
  Noncash items included in net income:
    Cumulative effect of a change in accounting principle                          -       (35,415)
    Change in rate deferrals/excess capacity-net                             104,544        93,740
    Depreciation, amortization, and decommissioning                          123,928       121,557
    Deferred income taxes and investment tax credits                         (50,194)      (38,002)
    Allowance for equity funds used during construction                       (3,026)       (2,376)
  Changes in working capital:
    Receivables                                                              (37,379)      (82,496)
    Fuel inventory                                                               427       (32,524)
    Accounts payable                                                         (13,901)       34,625
    Taxes accrued                                                             54,444        51,147
    Interest accrued                                                          (1,418)          253
    Other working capital accounts                                            25,140       (17,191)
  Decommissioning trust contributions                                        (11,831)      (10,563)
  Provision for estimated losses and reserves                                  4,069         4,423
  Other                                                                        3,633        26,994
                                                                           ---------     ---------
    Net cash flow provided by operating activities                           344,207       282,108
                                                                           ---------     ---------
Investing Activities:
  Construction expenditures                                                 (102,709)     (117,203)
  Allowance for equity funds used during construction                          3,026         2,376
  Nuclear fuel purchases                                                     (26,064)      (41,843)
  Proceeds from sale/leaseback of nuclear fuel                                25,437        41,832
                                                                           ---------     ---------
    Net cash flow used in investing activities                              (100,310)     (114,838)
                                                                           ---------     ---------
Financing Activities:
  Proceeds from issuance of first mortgage bonds                              84,256             -
  Proceeds from issuance of preferred securities of subsidiary trust          58,168             -
  Retirement of first mortgage bonds                                        (112,807)      (25,800)
  Redemption of preferred stock                                               (4,000)       (7,000)
Changes in short-term borrowings - net                                             -       (34,000)
  Dividends paid:
    Common stock                                                             (66,600)      (83,600)
    Preferred stock                                                          (13,342)      (13,833)
                                                                           ---------     ---------
    Net cash flow used in financing activities                               (54,325)     (164,233)
                                                                           ---------     ---------
Net increase in cash and cash equivalents                                    189,572         3,037

Cash and cash equivalents at beginning of period                              11,798        80,756
                                                                           ---------     ---------
Cash and cash equivalents at end of period                                  $201,370       $83,793
                                                                           =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                      69,503        74,689
    Income taxes                                                              77,041        55,710
  Noncash investing and financing activities:
    Capital lease obligations incurred                                        16,358             -
    Change in unrealized appreciation/depreciation of
     decommissioning trust assets                                             (8,645)        6,811

See Notes to Financial Statements.

                            ENTERGY ARKANSAS, INC.
                               BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                 (Unaudited)

                                                      1996         1995
                                                       (In Thousands)
                     ASSETS
Utility Plant:
  Electric                                          $4,526,314   $4,438,519
  Property under capital leases                         59,496       48,968
  Construction work in progress                         95,417      119,874
  Nuclear fuel under capital lease                      87,696       98,691
                                                    ----------   ----------
           Total                                     4,768,923    4,706,052
  Less - accumulated depreciation and amortization   1,937,335    1,846,112
                                                    ----------   ----------
           Utility plant - net                       2,831,588    2,859,940
                                                    ----------   ----------
Other Property and Investments:
  Investment in subsidiary companies - at equity        11,169       11,122
  Decommissioning trust fund                           179,624      166,832
  Other - at cost (less accumulated depreciation)        5,017        5,085
                                                    ----------   ----------
           Total                                       195,810      183,039
                                                    ----------   ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                19,856        7,780
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                            32,028          908
        Other                                           88,662        3,110
    Special deposits                                    60,824            -
                                                    ----------   ----------
           Total cash and cash equivalents             201,370       11,798
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $2.1 million in 1996 and 1995)                  92,599       75,445
    Associated companies                                45,466       40,577
    Other                                                7,288        6,962
    Accrued unbilled revenues                          108,566       93,556
  Fuel inventory - at average cost                      57,029       57,456
  Materials and supplies - at average cost              74,112       75,030
  Rate deferrals                                       147,765      131,634
  Deferred excess capacity                               8,822       11,088
  Deferred nuclear refueling outage costs               14,009       32,824
  Prepayments and other                                  7,620       15,215
                                                    ----------   ----------
           Total                                       764,646      551,585
                                                    ----------   ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                     113,534      228,390
    Deferred excess capacity                             2,431        5,984
    SFAS 109 regulatory asset - net                    231,155      219,906
    Unamortized loss on reacquired debt                 57,556       58,684
    Other regulatory assets                             73,655       68,160
  Other                                                 31,671       28,727
                                                    ----------   ----------
           Total                                       510,002      609,851
                                                    ----------   ----------
           TOTAL                                    $4,302,046   $4,204,415
                                                    ==========   ==========
See Notes to Financial Statements.

                                ENTERGY ARKANSAS, INC.
                                   BALANCE SHEETS
                        September 30, 1996 and December 31, 1995
                                    (Unaudited)

                                                      1996         1995
                                                         (In Thousands)
         CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $0.01 par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares                                     $470         $470
  Paid-in capital                                      590,794      590,844
  Retained earnings                                    558,314      492,386
                                                    ----------   ----------
           Total common shareholder's equity         1,149,578    1,083,700
  Preferred stock:
     Without sinking fund                              176,350      176,350
     With sinking fund                                  45,027       49,027
 Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust holding
   solely junior subordinated deferrable debentures     60,000            -
  Long-term debt                                     1,256,206    1,281,203
                                                    ----------   ----------
           Total                                     2,687,161    2,590,280
                                                    ----------   ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                      94,431       93,574
  Other                                                 75,043       67,444
                                                    ----------   ----------
           Total                                       169,474      161,018
                                                    ----------   ----------
Current Liabilities:
  Currently maturing long-term debt                     32,150       28,700
  Notes payable                                            667          667
  Accounts payable:
    Associated companies                                58,389       42,156
    Other                                               90,116      120,250
  Customer deposits                                     20,846       18,594
  Taxes accrued                                         94,603       40,159
  Accumulated deferred income taxes                     60,606       48,992
  Interest accrued                                      28,822       30,240
  Dividends declared                                     4,359        4,458
  Co-owner advances                                     32,013       34,450
  Deferred fuel cost                                    16,106       17,837
  Obligations under capital leases                      52,747       54,697
  Other                                                 25,966       26,238
                                                    ----------   ----------
           Total                                       517,390      467,438
                                                    ----------   ----------
Deferred Credits:
  Accumulated deferred income taxes                    776,534      823,471
  Accumulated deferred investment tax credits          109,431      112,890
  Other                                                 42,056       49,318
                                                    ----------   ----------
           Total                                       928,021      985,679
                                                    ----------   ----------
Commitments and Contingencies (Note 1)

           TOTAL                                    $4,302,046   $4,204,415
                                                    ==========   ==========
See Notes to Financial Statements.

                          ENTERGY ARKANSAS, INC.
                        SELECTED OPERATING RESULTS
   For the Three Months and Nine Months Ended September 30, 1996 and 1995
                               (Unaudited)

                                  Three Months Ended    Increase
          Description              1996        1995    (Decrease)    %
                                            (In Millions)
Electric Operating Revenues:
  Residential                     $ 187.0    $ 200.1    ($13.1)     (7)
  Commercial                        102.4      103.3      (0.9)     (1)
  Industrial                        109.6      111.4      (1.8)     (2)
  Governmental                        5.0        5.1      (0.1)     (2)
                                  -------    -------     -----
    Total retail                    404.0      419.9     (15.9)     (4)
  Sales for resale
     Associated companies            68.9       52.1      16.8      32
     Non-associated companies        60.7       60.8      (0.1)      -
  Other                              (4.3)      (2.3)     (2.0)     87
                                  -------    -------     -----
    Total                         $ 529.3    $ 530.5     ($1.2)      -
                                  =======    =======     =====
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                       1,971      2,092      (121)     (6)
  Commercial                        1,353      1,359        (6)      -
  Industrial                        1,759      1,752         7       -
  Governmental                         66         70        (4)     (6)
                                  -------    -------     -----
    Total retail                    5,149      5,273      (124)     (2)
  Sales for resale
     Associated companies           2,855      2,484       371      15
     Non-associated companies       1,726      1,661        65       4
                                  -------    -------     -----
    Total                           9,730      9,418       312       3
                                  =======    =======     =====

                                   Nine Months Ended     Increase/
          Description              1996        1995     (Decrease)    %
                                           (In Millions)
Electric Operating Revenues:
  Residential                     $ 437.4    $ 433.3      $ 4.1       1
  Commercial                        250.4      245.5        4.9       2
  Industrial                        274.6      273.9        0.7       -
  Governmental                       13.2       13.1        0.1       1
                                ---------  ---------     ------
    Total retail                    975.6      965.8        9.8       1
  Sales for resale
     Associated companies           204.2      132.4       71.8      54
     Non-associated companies       167.6      139.9       27.7      20
  Other                              32.9       44.1      (11.2)    (25)
                                ---------  ---------     ------
    Total                       $ 1,380.3  $ 1,282.2     $ 98.1       8
                                =========  =========     ======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                       4,816      4,668        148       3
  Commercial                        3,387      3,282        105       3
  Industrial                        4,850      4,706        144       3
  Governmental                        180        189         (9)     (5)
                                ---------  ---------     ------
    Total retail                   13,233     12,845        388       3
  Sales for resale
     Associated companies           8,622      6,239      2,383      38
     Non-associated companies       5,434      3,860      1,574      41
                                ---------  ---------     ------
    Total                          27,289     22,944      4,345      19
                                =========  =========     ======

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months ended September 30, 1996, primarily due to the reversal of an accrual for the Cajun-River Bend litigation. In September 1994, Entergy Gulf States recorded a reserve for the anticipated costs of the Cajun-River Bend litigation. Based on the Bankruptcy Court's approval of the settlement (refer to Note 1), the litigation accrual was reversed resulting in miscellaneous income. Excluding the effects of the reversal of the litigation reserve, net income for the three months ended September 30, 1996 would have decreased approximately 11% due to an increase in other operation and maintenance expenses and other interest expense.

      Net income decreased for the nine months ended September 30, 1996, due to the $174 million net of tax write-off of River Bend rate deferrals required by the adoption of SFAS 121. Excluding the write-off and the third quarter reversal of the Cajun-River Bend litigation accrual, net income for the nine months ended September 30, 1996, would have increased due to reduced other operation and maintenance expenses.

      Significant factors affecting the results of operations and causing variances between the three months and nine months ended September 30, 1996, and 1995 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

      The changes in electric operating revenues for the three months and nine months ended September 30, 1996, are as follows:

                                   Three Months Ended   Nine Months Ended
        Description                Increase/(Decrease) Increase/(Decrease)
                                              (In Millions)

Change in base revenues                 $(11.2)        $(30.4)
Fuel cost recovery                        44.1          135.4
Sales volume/weather                      13.8           60.2
Other revenue (including unbilled)         4.0           (8.3)
Sales for resale                          (3.6)         (21.3)
                                         -----         ------
   Total                                 $47.1         $135.6
                                         =====         ======

      Electric operating revenues increased for the three months and nine months ended September 30, 1996, as a result of higher fuel adjustment revenues, which do not affect net income, increased number of customers, and increased customer usage. These increases were partially offset by a rate reduction ordered for Texas in 1995 and lower sales for resale to associated companies, due to changing generation availability and requirements among the operating companies.

      Gas operating revenues and steam operating revenues increased for the three months and nine months ended September 30, 1996, primarily due to higher fuel prices and increased usage.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Expenses

      Operating expenses increased for the three months and nine months ended September 30, 1996, as a result of higher fuel expenses, including purchased power, and higher income taxes. Fuel and purchased power expenses, taken together, increased because of higher gas prices. In addition, increased energy requirements resulting from higher energy sales contributed to the increase in fuel and purchased power for the nine months ended September 30, 1996. Income taxes increased primarily due to higher pre-tax income, excluding the net effect of the write-off of River Bend rate deferrals discussed below. For the three months ended September 30, 1996, other operation and maintenance expenses increased as a result of increased litigation reserves and higher lease expenses relating to computer equipment. These increases were partially offset by lower payroll-related expenses due to employee attrition. Other operation and maintenance expenses decreased for the nine months ended September 30, 1996, principally due to lower payroll-related expenses associated with restructuring programs recorded in 1995.

      Other interest charges increased for the three months and nine months ended September 30, 1996 due to interest charges recorded in connection with a fuel cost refund.

Other

      Other income increased for the three months ended September 30, 1996, due to the reversal of the Cajun-River Bend litigation accrual, as discussed above.

      Other income decreased for the nine months ended September 30, 1996, primarily due to the write-off of River Bend rate deferrals pursuant to the adoption of SFAS 121, which became effective January 1, 1996. See Note 8 for further discussion. This decrease was partially offset by the reversal of the Cajun-River Bend litigation accrual, as discussed above.

               ENTERGY GULF STATES, INC.
              STATEMENTS OF INCOME (LOSS)
For the Three and Nine Months Ended September 30, 1996 and 1995
                      (Unaudited)
                                                                    Three Months Ended                    Nine Months Ended
                                                                  1996              1995               1996               1995
                                                               ---------         ---------         -----------       -----------
                                                                                        (In Thousands)

Operating Revenues:
  Electric                                                      $572,040          $524,982          $1,501,707        $1,366,070
  Natural gas                                                      4,946             3,210              26,685            17,654
  Steam products                                                  15,144            12,095              45,936            35,518
                                                               ---------         ---------         -----------       -----------
        Total                                                    592,130           540,287           1,574,328         1,419,242
                                                               ---------         ---------         -----------       -----------
Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses, and
     gas purchased for resale                                    171,451           149,535             413,917           391,364
    Purchased power                                               68,619            44,798             223,213           123,273
    Nuclear refueling outage expenses                              1,132             2,580               6,064             8,354
    Other operation and maintenance                              102,333            95,042             296,805           304,918
  Depreciation, amortization, and decommissioning                 51,417            50,606             154,172           151,337
  Taxes other than income taxes                                   26,837            26,951              78,376            77,082
  Income taxes                                                    44,582            40,737              85,435            63,715
  Amortization of rate deferrals                                  18,319            16,507              54,281            49,519
                                                               ---------         ---------         -----------       -----------
        Total                                                    484,690           426,756           1,312,263         1,169,562
                                                               ---------         ---------         -----------       -----------
Operating Income                                                 107,440           113,531             262,065           249,680
                                                               ---------         ---------           ---------         ---------
Other Income (Deductions):
  Allowance for equity funds used
    during construction                                              705               253               1,937               770
                Write-off of River Bend rate deferrals                 -                 -            (194,498)                -
  Miscellaneous - net                                             55,140             6,213              65,770            17,823
  Income taxes                                                   (17,988)           (2,110)             (1,277)           (5,139)
                                                               ---------         ---------           ---------         ---------
        Total                                                     37,857             4,356            (128,068)           13,454
                                                               ---------         ---------           ---------         ---------
Interest Charges:
  Interest on long-term debt                                      44,583            47,426             137,547           144,053
  Other interest - net                                            10,349             2,588              12,258             4,681
  Allowance for borrowed funds used
    during construction                                             (600)             (239)             (1,656)             (700)
                                                               ---------         ---------           ---------         ---------
        Total                                                     54,332            49,775             148,149           148,034
                                                               ---------         ---------           ---------         ---------
Net Income (Loss)                                                 90,965            68,112             (14,152)          115,100

Preferred and Preference Stock
  Dividend Requirements and Other                                  7,212             7,341              21,497            22,357
                                                               ---------         ---------           ---------         ---------
Earnings (Loss) Applicable to Common Stock                       $83,753           $60,771            ($35,649)          $92,743
                                                               =========         =========           =========         =========
See Notes to Financial Statements.

                     ENTERGY GULF STATES, INC.
                      STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 1996 and 1995
                            (Unaudited)
                                                                              1996          1995
                                                                           ---------      ---------
                                                                                 (In Thousands)

  Net income (loss)                                                         ($14,152)     $115,100
  Noncash items included in net income (loss):
    Write-off of River Bend rate deferrals                                   194,498             -
    Change in rate deferrals                                                  54,281        49,519
    Depreciation, amortization, and decommissioning                          154,172       151,337
    Deferred income taxes and investment tax credits                          86,063        69,060
    Allowance for equity funds used during construction                       (1,937)         (770)
  Changes in working capital:
    Receivables                                                              (24,352)       41,808
    Fuel inventory                                                           (11,734)       (3,598)
    Accounts payable                                                         (35,908)      (21,476)
    Taxes accrued                                                             12,664        35,701
    Interest accrued                                                           3,591         4,254
    Reserve for rate refund                                                        -       (51,268)
    Other working capital accounts                                          (123,596)      (53,032)
  Decommissioning trust contributions                                         (4,442)       (2,959)
  Provision for estimated losses and reserves                                 (3,085)        7,417
  Other                                                                      (22,663)        3,174
                                                                           ---------     ---------
    Net cash flow provided by operating activities                           263,400       344,267
                                                                           ---------     ---------
Investing Activities:
  Construction expenditures                                                 (122,349)     (112,237)
  Allowance for equity funds used during construction                          1,937           770
  Nuclear fuel purchases                                                     (22,193)            -
  Proceeds from sale/leaseback of nuclear fuel                                23,592             -
                                                                           ---------     ---------
    Net cash flow used in investing activities                              (119,013)     (111,467)
                                                                           ---------     ---------
Financing Activities:
  Proceeds from the issuance of long-term debt                                   780         2,277
  Retirement of:
    First mortgage bonds                                                     (79,234)            -
    Other long-term debt                                                     (50,425)      (50,425)
  Redemption of preferred and preference stock                               (10,179)       (4,850)
  Dividends paid on preferred and preference stock                           (21,328)      (22,208)
                                                                           ---------     ---------
    Net cash flow used in financing activities                              (160,386)      (75,206)
                                                                           ---------     ---------
Net increase (decrease) in cash and cash equivalents                         (15,999)      157,594

Cash and cash equivalents at beginning of period                             234,604       104,644
                                                                           ---------     ---------
Cash and cash equivalents at end of period                                  $218,605      $262,238
                                                                           =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                     128,496       136,526
    Income taxes                                                                  80           288
  Noncash investing and financing activities:
    Change in unrealized appreciation (depreciation) of
      decommissioning trust assets                                              (765)        1,738

See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                            BALANCE SHEETS
                September 30, 1996 and December 31, 1995
                              (Unaudited)

                                                      1996         1995
                                                       (In Thousands)
                     ASSETS
Utility Plant:
  Electric                                          $7,037,184   $6,942,983
  Natural gas                                           45,435       45,789
  Steam products                                        79,701       77,551
  Property under capital leases                         74,384       77,918
  Construction work in progress                        166,053      148,043
  Nuclear fuel under capital lease                      53,737       69,853
                                                    ----------   ----------
           Total                                     7,456,494    7,362,137
  Less - accumulated depreciation and amortization   2,802,750    2,664,943
                                                    ----------   ----------
           Utility plant - net                       4,653,744    4,697,194
                                                    ----------   ----------
Other Property and Investments:
  Decommissioning trust fund                            37,753       32,943
  Other - at cost (less accumulated depreciation)       26,804       28,626
                                                    ----------   ----------
           Total                                        64,557       61,569
                                                    ----------   ----------

Current Assets:
  Cash and cash equivalents:
    Cash                                                22,504       13,751
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                            47,980       46,336
        Other                                          148,121      174,517
                                                    ----------   ----------
           Total cash and cash equivalents             218,605      234,604
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.6 million in 1996 and 1995)                 121,376      110,187
    Associated companies                                 1,158        1,395
    Other                                               21,442       15,497
    Accrued unbilled revenues                           80,836       73,381
  Deferred fuel costs                                   84,692       31,154
  Accumulated deferred income taxes                     58,324       43,465
  Fuel inventory - at average cost                      43,875       32,141
  Materials and supplies - at average cost              90,117       91,288
  Rate deferrals                                       103,498       97,164
  Prepayments and other                                 23,215       15,566
                                                    ----------   ----------
           Total                                       847,138      745,842
                                                    ----------   ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                     146,522      419,904
    SFAS 109 regulatory asset - net                    378,843      453,628
    Unamortized loss on reacquired debt                 55,570       61,233
    Other regulatory assets                             23,072       27,836
  Long-term receivables                                218,246      224,727
  Other                                                180,883      169,125
                                                    ----------   ----------
           Total                                     1,003,136    1,356,453
                                                    ----------   ----------
           TOTAL                                    $6,568,575   $6,861,058
                                                    ==========   ==========
See Notes to Financial Statements.

                           ENTERGY GULF STATES, INC.
                                BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                                      1996         1995
                                                         (In Thousands)
         CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares                                        $114,055     $114,055
  Paid-in capital                                    1,152,689    1,152,505
  Retained earnings                                    322,054      357,704
                                                    ----------   ----------
           Total common shareholder's equity         1,588,798    1,624,264
  Preference stock                                     150,000      150,000
  Preferred stock:
     Without sinking fund                              136,444      136,444
     With sinking fund                                  77,460       87,654
  Long-term debt                                     2,030,294    2,175,471
                                                    ----------   ----------
           Total                                     3,982,996    4,173,833
                                                    ----------   ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                      88,778      108,078
  Other                                                 75,904       78,245
                                                    ----------   ----------
           Total                                       164,682      186,323
                                                    ----------   ----------
Current Liabilities:
  Currently maturing long-term debt                    160,865      145,425
  Accounts payable:
    Associated companies                                39,146       31,349
    Other                                               92,823      136,528
  Customer deposits                                     24,479       21,983
  Taxes accrued                                         50,077       37,413
  Interest accrued                                      60,428       56,837
  Nuclear refueling reserve                              8,544       22,627
  Obligations under capital leases                      39,343       37,773
  Other                                                 34,660       86,653
                                                    ----------   ----------
           Total                                       510,365      576,588
                                                    ----------   ----------
Deferred Credits:
  Accumulated deferred income taxes                  1,207,996    1,177,144
  Accumulated deferred investment tax credits          204,612      208,618
  Deferred River Bend finance charges                   39,778       58,047
  Other                                                458,146      480,505
                                                    ----------   ----------
           Total                                     1,910,532    1,924,314
                                                    ----------   ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                    $6,568,575   $6,861,058
                                                    ==========   ==========
See Notes to Financial Statements.

                            ENTERGY GULF STATES, INC.
                           SELECTED OPERATING RESULTS
  For the Three Months and Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                  Three Months Ended   Increase/
         Description               1996       1995     (Decrease)    %
                                         (In Millions)
Electric Department Operating Revenues:
  Residential                    $ 211.4    $ 198.6     $ 12.8       6
  Commercial                       128.7      120.3        8.4       7
  Industrial                       186.7      167.3       19.4      12
  Governmental                       8.7        5.9        2.8      47
                                 -------    -------     ------
    Total retail                   535.5      492.1       43.4       9
  Sales for resale
     Associated companies            8.0       11.1       (3.1)    (28)
     Non-associated companies       21.1       21.7       (0.6)     (3)
  Other                              7.5        0.1        7.4       -
                                 -------    -------     ------
    Total Electric Department    $ 572.1    $ 525.0     $ 47.1       9
                                 =======    =======     ======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                      2,751      2,697         54       2
  Commercial                       1,887      1,831         56       3
  Industrial                       4,393      4,153        240       6
  Governmental                       127         80         47      59
                                 -------    -------     ------
    Total retail                   9,158      8,761        397       5
  Sales for resale
     Associated companies            259        534       (275)    (51)
     Non-associated companies        535        722       (187)    (26)
                                 -------    -------     ------
    Total Electric Department      9,952     10,017        (65)     (1)
  Steam Department                   514        459         55      12
                                 -------    -------     ------
    Total                         10,466     10,476        (10)      -
                                 =======    =======     ======
                                 Nine Months Ended     Increase/
         Description             1996       1995      (Decrease)     %
                                         (In Millions)
Electric Department Operating Revenues:
  Residential                    $ 488.0    $ 447.7     $ 40.3       9
  Commercial                       340.5      311.9       28.6       9
  Industrial                       524.3      454.8       69.5      15
  Governmental                      23.5       18.3        5.2      28
                                --------  ---------    -------
    Total retail                 1,376.3    1,232.7      143.6      12
  Sales for resale
     Associated companies           13.6       43.9      (30.3)    (69)
     Non-associated companies       61.3       52.3        9.0      17
  Other                             50.5       37.2       13.3      36
                               ---------  ---------    -------
    Total Electric Department  $ 1,501.7  $ 1,366.1    $ 135.6      10
                               =========  =========    =======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                      6,396      6,012        384       6
  Commercial                       4,905      4,680        225       5
  Industrial                      12,457     11,500        957       8
  Governmental                       329        231         98      42
                                --------  ---------    -------
    Total retail                  24,087     22,423      1,664       7
  Sales for resale
     Associated companies            399      2,092     (1,693)    (81)
     Non-associated companies      1,714      1,744        (30)     (2)
                                --------  ---------    -------
    Total Electric Department     26,200     26,259        (59)      -
  Steam Department                 1,367      1,308         59       5
                                --------  ---------    -------
    Total                         27,567     27,567          -       -
                                ========  =========    =======

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Net Income

      Net income decreased for the three months ended September 30, 1996, primarily due to an increase in other operation and maintenance expenses and lower retail base revenues, which were partially offset by a decrease in income tax expense.

      Net income decreased for the nine months ended September 30, 1996, as the result of a decrease in retail base revenues, partially offset by decreases in income taxes and interest on long-term debt.

      Significant factors affecting the results of operations and causing variances between the three months and nine months ended September 30, 1996, and 1995 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      The changes in electric operating revenues for the three months and nine months ended September 30, 1996, are as follows:

                                 Three Months Ended    Nine Months Ended
       Description               Increase/(Decrease)  Increase/(Decrease)
                                              (In Millions)

Change in base revenues               $(10.7)               $(29.2)
Fuel cost recovery                      39.2                 144.9
Sales volume/weather                    (3.7)                 19.2
Other revenue (including unbilled)      (1.2)                  (.9)
Sales for resale                        (3.8)                  1.4
                                       -----                ------
Total                                  $19.8                $135.4
                                       =====                ======

      Electric operating revenues increased for the three months and nine months ended September 30, 1996, primarily due to higher fuel adjustment revenues, which do not affect net income, and, for the nine months ended period, higher retail sales, partially offset by a decrease in rates. Colder weather in the first three months of 1996 contributed to the increase in retail sales for the nine months ended September 30, 1996. Base rate reductions ordered in the second quarters of 1995 and 1996 and a settlement of related issues during the fourth quarter of 1995 partially offset the effect of these increases.

Expenses

      Operating expenses increased for the three months and nine months ended September 30, 1996, due primarily to increases in fuel and purchased power expenses, higher other operation and maintenance expenses and higher taxes other than income taxes. These increases were partially offset by the recording of rate deferrals in 1996, as discussed below. The increase in fuel and purchased power expenses for the three months ended September 30, 1996, is primarily the result of higher gas costs, while the increase in those expenses for the nine months ended September 30, 1996, is due to both higher gas costs and increased energy sales. See discussion in "Revenues and Sales" above. Taxes other than income taxes increased for the three months and nine months ended September 30, 1996, largely as a result of the expiration of Waterford 3's local property tax exemption in December 1995. This increase was offset for the first six months of 1996 by the recording of the LPSC-approved rate deferral for these taxes as discussed in Note 2. Other operation and maintenance expenses increased due to expenses related to a forced maintenance outage at Waterford 3 and an increase in litigation reserves. Lower pretax income resulted in decreased income tax expenses.

      Interest charges on long-term debt decreased for the three and nine months ended September 30, 1996, due to the retirement and refinancing of higher-cost long-term debt during the current year.

                ENTERGY LOUISIANA, INC.
                 STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 1996 and 1995
                      (Unaudited)
                                                                    Three Months Ended                    Nine Months Ended
                                                                 1996               1995               1996              1995
                                                               ---------         ---------           ---------         ---------
                                                                                       (In Thousands)

Operating Revenues                                              $549,295          $529,458          $1,424,909        $1,289,495
                                                               ---------         ---------           ---------         ---------
Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                               125,447           116,015             316,789           227,616
    Purchased power                                              113,676            92,944             314,613           261,417
    Nuclear refueling outage expenses                              3,977             4,517              11,910            13,550
    Other operation and maintenance                               82,838            71,348             219,515           217,617
  Depreciation, amortization, and decommissioning                 41,857            42,212             125,529           119,629
  Taxes other than income taxes                                   19,001            13,133              56,981            43,181
  Income taxes                                                    46,584            56,003             101,277           104,366
  Rate deferrals                                                     607                 -             (10,768)                -
  Amortization of rate deferrals                                   6,137             8,118              19,683            21,664
                                                               ---------         ---------           ---------         ---------
        Total                                                    440,124           404,290           1,155,529         1,009,040
                                                               ---------         ---------           ---------         ---------
Operating Income                                                 109,171           125,168             269,380           280,455
                                                               ---------         ---------           ---------         ---------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                               186               424                 712             1,527
  Miscellaneous - net                                                614             1,137               1,342             1,718
  Income taxes                                                      (114)             (319)               (215)             (307)
                                                               ---------         ---------           ---------         ---------
        Total                                                        686             1,242               1,839             2,938
                                                               ---------         ---------           ---------         ---------
Interest Charges:
  Interest on long-term debt                                      30,411            32,737              92,190            97,821
  Other interest - net                                             1,222             1,355               5,721             5,100
  Distributions on preferred securities of subsidiary              1,295                 -               1,295                 -
  Allowance for borrowed funds used
   during construction                                              (373)             (501)             (1,204)           (1,491)
                                                               ---------         ---------           ---------         ---------
        Total                                                     32,555            33,591              98,002           101,430
                                                               ---------         ---------           ---------         ---------
Net Income                                                        77,302            92,819             173,217           181,963

Preferred Stock Dividend Requirements
  and Other                                                        6,289             5,367              16,457            16,177
                                                               ---------         ---------           ---------         ---------
Earnings Applicable to Common Stock                              $71,013           $87,452            $156,760          $165,786
                                                               =========         =========           =========         =========
See Notes to Financial Statements.

                      ENTERGY LOUISIANA, INC.
                      STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 1996 and 1995
                            (Unaudited)
                                                                              1996          1995
                                                                           ---------     ---------
                                                                                (In Thousands)

Operating Activities:
  Net income                                                                $173,217      $181,963
  Noncash items included in net income:
    Change in rate deferrals                                                  16,991        21,664
    Depreciation, amortization, and decommissioning                          125,291       119,629
    Deferred income taxes and investment tax credits                         (24,518)      (22,022)
    Allowance for equity funds used during construction                         (712)       (1,527)
  Changes in working capital:
    Receivables                                                              (50,545)      (51,126)
    Accounts payable                                                          (8,083)         (741)
    Taxes accrued                                                             79,301        84,144
    Interest accrued                                                         (10,461)       (5,232)
    Other working capital accounts                                               301        (4,885)
  Decommissioning trust contributions                                         (6,593)       (3,611)
  Provision for estimated Losses and reserves                                  6,526          (537)
  Other                                                                      (16,148)       (9,512)
                                                                           ---------     ---------
    Net cash flow provided by operating activities                           284,567       308,207
                                                                           ---------     ---------
Investing Activities:
  Construction expenditures                                                  (75,574)      (77,319)
  Allowance for equity funds used during construction                            712         1,527
  Nuclear fuel purchases                                                           -       (45,493)
  Proceeds from sale/leaseback of nuclear fuel                                     -        45,493
                                                                           ---------     ---------
    Net cash flow used in investing activities                               (74,862)      (75,792)
                                                                           ---------     ---------
Financing Activities:
  Proceeds from the issuance of first mortgage bonds                         113,994             -
  Proceeds from issuance of preferred securities of subsidiary trust          67,795             -
  Retirement of:
    First mortgage bonds                                                    (130,000)            -
    Other long-term debt                                                        (233)         (239)
  Redemption of preferred stock                                              (67,824)      (11,254)
  Changes in short-term borrowings - net                                     (75,381)      (27,154)
  Dividends paid:
    Common stock                                                            (100,300)     (134,000)
    Preferred stock                                                          (15,584)      (15,896)
                                                                           ---------     ---------
    Net cash flow used in financing activities                              (207,533)     (188,543)
                                                                           ---------     ---------
Net increase in cash and cash equivalents                                      2,172        43,872

Cash and cash equivalents at beginning of period                              34,370        28,718
                                                                           ---------     ---------
Cash and cash equivalents at end of period                                   $36,542       $72,590
                                                                           =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                     103,434       102,574
    Income taxes                                                              81,700        63,296
  Noncash investing and financing activities:
   Change in unrealized appreciation (depreciation) of
       decommissioning trust assets                                           (2,077)        2,043

See Notes to Financial Statements.

                            ENTERGY LOUISIANA, INC.
                                BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                                      1996         1995
                                                       (In Thousands)
                     ASSETS
Utility Plant:
  Electric                                          $4,967,444   $4,886,898
  Property under capital leases                        231,121      231,121
  Construction work in progress                         60,623       87,567
  Nuclear fuel under capital lease                      47,062       72,864
  Nuclear fuel                                           1,507        1,506
                                                    ----------   ----------
           Total                                     5,307,757    5,279,956
  Less - accumulated depreciation and amortization   1,844,292    1,742,306
                                                    ----------   ----------
           Utility plant - net                       3,463,465    3,537,650
                                                    ----------   ----------
Other Property and Investments:
  Nonutility property                                   20,060       20,060
  Decommissioning trust fund                            45,220       38,560
  Investment in subsidiary companies - at equity        14,230       14,230
  Other                                                      -        1,113
                                                    ----------   ----------
           Total                                        79,510       73,963
                                                    ----------   ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                14,888        3,952
    Temporary cash investments - at cost,
      which approximates market:
        Other                                           21,654       30,418
                                                    ----------   ----------
           Total cash and cash equivalents              36,542       34,370
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
     $1.4 million in 1996 and 1995)                    118,512       72,328
    Associated companies                                 8,488        8,033
    Other                                                4,080        8,979
    Accrued unbilled revenues                           70,937       62,132
  Deferred fuel costs                                   15,189       10,200
  Accumulated deferred income taxes                      4,089            -
  Materials and supplies - at average cost              79,197       79,799
  Rate deferrals                                         8,618       25,609
  Deferred nuclear refueling outage costs                9,274       21,344
  Prepayments and other                                 10,284        9,118
                                                    ----------   ----------
           Total                                       365,210      331,912
                                                    ----------   ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                    304,978      301,520
    Unamortized loss on reacquired debt                 38,574       39,474
    Other regulatory assets                             32,992       23,935
  Other                                                 26,729       23,069
                                                    ----------   ----------
           Total                                       403,273      387,998
                                                    ----------   ----------
           TOTAL                                    $4,311,458   $4,331,523
                                                    ==========   ==========
See Notes to Financial Statements.

                            ENTERGY LOUISIANA, INC.
                                BALANCE SHEETS
                    September 30, 1996 and December 31, 1995
                                 (Unaudited)

                                                      1996         1995
                                                       (In Thousands)
         CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares                              $1,088,900   $1,088,900
  Capital stock expense and other                       (2,659)      (4,836)
  Retained earnings                                    128,610       72,150
                                                    ----------   ----------
           Total common shareholder's equity         1,214,851    1,156,214
  Preferred stock:
     Without sinking fund                              100,500      160,500
     With sinking fund                                  92,500      100,009
  Company obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely junior subordinated deferrable debentures   70,000            -
  Long-term debt                                     1,373,114    1,385,171
                                                    ----------   ----------
           Total                                     2,850,965    2,801,894
                                                    ----------   ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                      19,062       43,362
  Other                                                 58,982       50,835
                                                    ----------   ----------
           Total                                        78,044       94,197
                                                    ----------   ----------
Current Liabilities:
  Currently maturing long-term debt                     34,275       35,260
  Notes payable:
    Associated companies                                 1,078       61,459
    Other                                                    -       15,000
  Accounts payable:
    Associated companies                                36,805       37,494
    Other                                               62,528       69,922
  Customer deposits                                     58,537       56,924
  Taxes accrued                                         97,913       18,612
  Accumulated deferred income taxes                          -        3,366
  Interest accrued                                      33,741       44,202
  Dividends declared                                     3,486        5,149
  Obligations under capital leases                      28,000       28,000
  Other                                                  9,568       17,397
                                                    ----------   ----------
           Total                                       365,931      392,785
                                                    ----------   ----------
Deferred Credits:
  Accumulated deferred income taxes                    798,087      807,278
  Accumulated deferred investment tax credits          141,311      145,561
  Deferred interest - Waterford 3 lease obligation      20,576       23,947
  Other                                                 56,544       65,861
                                                    ----------   ----------
           Total                                     1,016,518    1,042,647
                                                    ----------   ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                    $4,311,458   $4,331,523
                                                    ==========   ==========
See Notes to Financial Statements.

                          ENTERGY LOUISIANA, INC.
                        SELECTED OPERATING RESULTS
 For the Three Months and Nine Months Ended September 30, 1996 and 1995
                                (Unaudited)

                                 Three Months Ended   Increase/
         Description             1996        1995     (Decrease)    %
                                         (In Millions)
Electric Operating Revenues:
  Residential                    $ 215.7    $ 214.7      $ 1.0      -
  Commercial                       112.5      105.8        6.7      6
  Industrial                       194.3      172.7       21.6     13
  Governmental                       9.2        8.2        1.0     12
                                 -------    -------     ------
    Total retail                   531.7      501.4       30.3      6
  Sales for resale
     Associated companies            0.1        0.6       (0.5)   (83)
     Non-associated companies       15.7       19.0       (3.3)   (17)
  Other                              1.8        8.5       (6.7)   (79)
                                 -------    -------     ------
    Total                        $ 549.3    $ 529.5     $ 19.8      4
                                 =======    =======     ======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                      2,681      2,812       (131)    (5)
  Commercial                       1,449      1,456         (7)     -
  Industrial                       4,602      4,416        186      4
  Governmental                       121        114          7      6
                                 -------    -------     ------
    Total retail                   8,853      8,798         55      1
  Sales for resale
     Associated companies              2         20        (18)   (90)
     Non-associated companies        258        468       (210)   (45)
                                 -------    -------     ------
    Total                          9,113      9,286       (173)    (2)
                                 =======    =======     ======

                                   Nine Months Ended   Increase/
         Description               1996        1995    (Decrease)   %
                                         (In Millions)
Electric Operating Revenues:
  Residential                    $ 490.9    $ 459.5     $ 31.4      7
  Commercial                       289.0      267.2       21.8      8
  Industrial                       552.4      475.1       77.3     16
  Governmental                      26.0       23.7        2.3     10
                               ---------  ---------    -------
    Total retail                 1,358.3    1,225.5      132.8     11
  Sales for resale
     Associated companies            0.8        1.0       (0.2)   (20)
     Non-associated companies       45.1       43.5        1.6      4
  Other                             20.7       19.5        1.2      6
                               ---------  ---------    -------
    Total                      $ 1,424.9  $ 1,289.5    $ 135.4     11
                               =========  =========    =======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                      6,294      6,186        108      2
  Commercial                       3,697      3,634         63      2
  Industrial                      13,215     12,742        473      4
  Governmental                       346        332         14      4
                               ---------  ---------    -------
    Total retail                  23,552     22,894        658      3
  Sales for resale
     Associated companies             20         38        (18)   (47)
     Non-associated companies        770      1,042       (272)   (26)
                               ---------  ---------    -------
    Total                         24,342     23,974        368      2
                               =========  =========    =======

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Net Income

      Net income for the three months ended September 30, 1996, remained relatively unchanged as compared to the same period in 1995.

      Net income increased for the nine months ended September 30, 1996, primarily due to an increase in electric operating revenues and a decrease in other operation and maintenance expenses, partially offset by an increase in income tax expense.

      Significant factors affecting the results of operations and causing variances between the three months and nine months ended September 30, 1996, and 1995 are discussed under "Revenues and Sales" and "Expenses" below.

Revenues and Sales

      The changes in electric operating revenues for the three months and nine months ended September 30, 1996, are as follows:

                                Three Months Ended    Nine Months Ended
      Description               Increase/(Decrease)  Increase/(Decrease)
                                               (In Millions)

Change in base revenues               $(0.7)               $(2.9)
Grand Gulf rate rider                   4.2                 17.5
Fuel cost recovery                     14.4                 26.0
Sales volume/weather                    0.4                  9.1
Other revenue (including unbilled)     (3.2)                (3.2)
Sales for resale                        1.7                 17.9
                                      -----                -----
   Total                              $16.8                $64.4
                                      =====                =====

      Electric operating revenues increased for the three months and nine months ended September 30, 1996, due to increases in revenues from the fuel adjustment clause and the Grand Gulf 1 rate rider, which do not affect net income. Fuel adjustment clause revenues increased due to higher fuel costs, as discussed below. In connection with an annual MPSC review, in October 1995, Entergy Mississippi's Grand Gulf 1 rate rider was adjusted upward as a result of its undercollection of Grand Gulf 1 costs. Therefore, Grand Gulf 1 rate rider revenues for the three months and nine months ended September 30, 1996, were greater than revenues for the same period last year.

      In addition, electric operating revenues increased for the nine months ended September 30, 1996, due to increases in sales volume and sales for resale. The increase in retail sales volume is primarily attributed to more severe weather in first quarter of 1996, compared to the same period in 1995. Sales for resale, specifically sales to associated companies, increased primarily due to changes in the generation requirements and availability among the operating companies.

Expenses

      Operating expenses increased for the three months and nine months ended September 30, 1996, due to an increase in fuel, purchased power, and rate deferral amortization. Fuel and purchased power expenses increased as a result of higher fuel costs for the three months ended September 30, 1996. Fuel and purchased power expenses increased as a result of higher fuel costs and an increase in energy sales for the nine months ended September 30, 1996. The amortization of rate deferrals increased in accordance with the Grand Gulf 1 related deferral plan. In addition, income taxes increased for the nine months ended September 30, 1996, as a result of higher pretax income.

      The  increase in operating expenses for the nine  months  ended
September 30, 1996, was partially offset by a decrease in other operation and maintenance expenses as a result of lower payroll, contract work, and materials and supplies expenses. Payroll expenses decreased as a result of restructuring programs recorded in 1995. Contract work and materials and supplies expenses decreased because of the turbine repairs at some of Entergy Mississippi's generating plants in 1995.

     Rate deferrals reducing operating expenses in 1996 represent the deferral of Entergy Mississippi's portion of the proposed System Energy rate increase. See Note 2 for a further discussion.

               ENTERGY MISSISSIPPI, INC.
                 STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 1996 and 1995
                      (Unaudited)
                                                                    Three Months Ended                    Nine Months Ended
                                                                  1996              1995               1996               1995
                                                               ---------         ---------           ---------         ---------
                                                                                           (In Thousands)

Operating Revenues                                              $297,118          $280,339            $748,499          $684,054
                                                               ---------         ---------           ---------         ---------
Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                                73,838            62,932             161,664           126,871
    Purchased power                                               66,875            55,696             202,919           183,706
    Other operation and maintenance                               30,702            31,815              87,179           103,970
  Depreciation and amortization                                   10,007             9,614              30,086            28,349
  Taxes other than income taxes                                   11,965            13,139              32,698            34,222
  Income taxes                                                    15,327            15,928              37,539            30,022
  Rate deferrals                                                  (6,971)                -             (19,494)                -
  Amortization of rate deferrals                                  56,006            49,426             110,998            80,063
                                                               ---------         ---------           ---------         ---------
        Total                                                    257,749           238,550             643,589           587,203
                                                               ---------         ---------           ---------         ---------
Operating Income                                                  39,369            41,789             104,910            96,851
                                                               ---------         ---------           ---------         ---------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                               369               235               1,012               763
  Miscellaneous - net                                                145               413                 914             1,270
  Income taxes                                                       (49)             (158)               (350)             (486)
                                                               ---------         ---------           ---------         ---------
        Total                                                        465               490               1,576             1,547
                                                               ---------         ---------           ---------         ---------
Interest Charges:
  Interest on long-term debt                                      10,905            12,451              33,461            35,399
  Other interest - net                                             1,021               806               2,895             4,064
  Allowance for borrowed funds used
   during construction                                              (297)             (206)               (818)             (645)
                                                               ---------         ---------           ---------         ---------
        Total                                                     11,629            13,051              35,538            38,818
                                                               ---------         ---------           ---------         ---------

Net Income                                                        28,205            29,228              70,948            59,580

Preferred Stock Dividend Requirements
 and Other                                                         1,185             2,917               3,825             6,168
                                                               ---------         ---------           ---------         ---------
Earnings Applicable to Common Stock                              $27,020           $26,311             $67,123           $53,412
                                                               =========         =========           =========         =========
See Notes to Financial Statements.

                     ENTERGY MISSISSIPPI, INC.
                      STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 1996 and 1995
                            (Unaudited)
                                                                              1996         1995
                                                                           ---------     ---------
                                                                                (In Thousands)
Operating Activities:
  Net income                                                                 $70,948       $59,580
  Noncash items included in net income:
    Change in rate deferrals                                                  94,908        78,772
    Depreciation and amortization                                             30,086        28,349
    Deferred income taxes and investment tax credits                         (33,412)      (24,436)
    Allowance for equity funds used during construction                       (1,012)         (763)
  Changes in working capital:
    Receivables                                                              (27,423)      (29,362)
    Fuel inventory                                                                 5        (3,327)
    Accounts payable                                                           3,093        24,505
    Taxes accrued                                                             17,582        24,979
    Interest accrued                                                          (5,693)       (3,689)
    Other working capital accounts                                             3,856       (16,475)
  Other                                                                       (6,304)        1,273
                                                                           ---------     ---------
    Net cash flow provided by operating activities                           146,634       139,406
                                                                           ---------     ---------
Investing Activities:
  Construction expenditures                                                  (63,291)      (55,616)
  Allowance for equity funds used during construction                          1,012           763
                                                                           ---------     ---------
    Net cash flow used in investing activities                               (62,279)      (54,853)
                                                                           ---------     ---------
Financing Activities:
  Proceeds from the issuance of
    general and refunding mortgage bonds                                           -        79,480
  Retirement of:
    General and refunding mortgage bonds                                     (26,000)      (30,000)
    First mortgage bonds                                                     (25,000)      (20,000)
    Other long-term debt                                                         (15)         (965)
  Redemption of preferred stock                                               (9,876)      (15,000)
  Changes in short-term borrowings - net                                      15,308       (30,000)
  Dividends paid:
    Common stock                                                             (45,400)      (35,400)
    Preferred stock                                                           (3,815)       (4,782)
                                                                           ---------     ---------
    Net cash flow used in financing activities                               (94,798)      (56,667)
                                                                           ---------     ---------
Net increase (decrease) in cash and cash equivalents                         (10,443)       27,886

Cash and cash equivalents at beginning of period                              16,945         9,598
                                                                           ---------     ---------
Cash and cash equivalents at end of period                                    $6,502       $37,484
                                                                           =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                      40,296        41,304
    Income taxes                                                              48,092        27,413

See Notes to Financial Statements.

                         ENTERGY MISSISSIPPI, INC.
                             BALANCE SHEETS
                  September 30, 1996 and December 31, 1995
                              (Unaudited)

                                                      1996         1995
                                                       (In Thousands)
                     ASSETS
Utility Plant:
  Electric                                          $1,606,090   $1,559,955
  Construction work in progress                         57,457       55,443
                                                    ----------   ----------
           Total                                     1,663,547    1,615,398
  Less - accumulated depreciation and amortization     627,929      613,712
                                                    ----------   ----------
           Utility plant - net                       1,035,618    1,001,686
                                                    ----------   ----------
Other Property and Investments:
  Investment in subsidiary companies - at equity         5,531        5,531
  Other                                                  5,597        5,615
                                                    ----------   ----------
           Total                                        11,128       11,146
                                                    ----------   ----------
Current Assets:
  Cash and cash equivalents:
  Cash                                                   6,502        2,574
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                 -        3,248
        Other                                                -       11,123
                                                    ----------   ----------
           Total cash and cash equivalents               6,502       16,945
  Accounts receivable:
   Customer (less allowance for doubtful accounts of
     $1.6 million in 1996 and 1995)                     62,589       46,214
    Associated companies                                 2,354        1,134
    Other                                                2,111        1,967
    Accrued unbilled revenues                           56,834       47,150
  Fuel inventory - at average cost                       6,676        6,681
  Materials and supplies - at average cost              19,384       19,233
  Rate deferrals                                       143,353      130,622
  Prepayments and other                                  5,856       11,536
                                                    ----------   ----------
           Total                                       305,659      281,482
                                                    ----------   ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                     139,433      247,072
    SFAS 109 regulatory asset - net                     12,012        6,445
    Unamortized loss on reacquired debt                  9,467       10,105
    Other regulatory assets                             27,791       17,736
  Other                                                  6,472        6,311
                                                    ----------   ----------
           Total                                       195,175      287,669
                                                    ----------   ----------
           TOTAL                                    $1,547,580   $1,581,983
                                                    ==========   ==========
See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                             BALANCE SHEETS
                 September 30, 1996 and December 31, 1995
                              (Unaudited)

                                                      1996         1995
                                                         (In Thousands)
         CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares                                  $199,326     $199,326
  Capital stock expense and other                         (143)        (218)
  Retained earnings                                    253,186      231,463
                                                    ----------   ----------
           Total common shareholder's equity           452,369      430,571
  Preferred stock:
     Without sinking fund                               57,881       57,881
     With sinking fund                                   7,000       16,770
  Long-term debt                                       399,008      494,404
                                                    ----------   ----------
           Total                                       916,258      999,626
                                                    ----------   ----------
Other Noncurrent Liabilities                             8,398       11,625
                                                    ----------   ----------
Current Liabilities:
  Currently maturing long-term debt                    106,015       61,015
  Notes payable - associated companies                  15,308            -
  Accounts payable:
    Associated companies                                26,249       24,391
    Other                                               33,335       32,100
  Customer deposits                                     25,983       24,339
  Taxes accrued                                         46,221       28,639
  Accumulated deferred income taxes                     58,959       54,090
  Interest accrued                                      16,141       21,834
  Other                                                  3,361        6,875
                                                    ----------   ----------
           Total                                       331,572      253,283
                                                    ----------   ----------
Deferred Credits:
  Accumulated deferred income taxes                    248,970      278,581
  Accumulated deferred investment tax credits           25,799       27,978
  Other                                                 16,583       10,890
                                                    ----------   ----------
           Total                                       291,352      317,449
                                                    ----------   ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                    $1,547,580   $1,581,983
                                                    ==========   ==========
See Notes to Financial Statements.

                         ENTERGY MISSISSIPPI, INC.
                         SELECTED OPERATING RESULTS
 For the Three Months and Nine Months Ended September 30, 1996 and 1995
                                 (Unaudited)

                                 Three Months Ended   Increase/
         Description             1996        1995    (Decrease)     %
                                         (In Millions)
Electric Operating Revenues:
  Residential                    $ 127.4    $ 121.5      $ 5.9      5
  Commercial                        86.3       78.8        7.5     10
  Industrial                        51.2       46.2        5.0     11
  Governmental                       8.2        7.2        1.0     14
                                 -------    -------     ------
    Total retail                   273.1      253.7       19.4      8
  Sales for resale
     Associated companies           18.5       15.1        3.4     23
     Non-associated companies        6.5        8.3       (1.8)   (22)
  Other                             (1.0)       3.2       (4.2)  (131)
                                 -------    -------     ------
    Total                        $ 297.1    $ 280.3     $ 16.8      6
                                 =======    =======     ======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                      1,479      1,524        (45)    (3)
  Commercial                       1,076      1,043         33      3
  Industrial                         831        792         39      5
  Governmental                       100         94          6      6
                                 -------    -------     ------
    Total retail                   3,486      3,453         33      1
  Sales for resale
     Associated companies            502        512        (10)    (2)
     Non-associated companies        149        278       (129)   (46)
                                 -------    -------     ------
    Total                          4,137      4,243       (106)    (2)
                                 =======    =======     ======
                                  Nine Months Ended    Increase/
         Description               1996        1995    (Decrease)   %
                                          (In Millions)
Electric Operating Revenues:
  Residential                    $ 287.6    $ 263.1     $ 24.5      9
  Commercial                       215.3      197.7       17.6      9
  Industrial                       136.0      130.1        5.9      5
  Governmental                      22.3       20.5        1.8      9
                                 -------    -------     ------
    Total retail                   661.2      611.4       49.8      8
  Sales for resale
     Associated companies           45.2       27.6       17.6     64
     Non-associated companies       18.2       17.9        0.3      2
  Other                             23.9       27.2       (3.3)   (12)
                                 -------    -------     ------
    Total                        $ 748.5    $ 684.1     $ 64.4      9
                                 =======    =======     ======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                      3,506      3,341        165      5
  Commercial                       2,684      2,561        123      5
  Industrial                       2,260      2,256          4      -
  Governmental                       263        252         11      4
                                 -------    -------     ------
    Total retail                   8,713      8,410        303      4
  Sales for resale
     Associated companies          1,073        771        302     39
     Non-associated companies        433        594       (161)   (27)
                                 -------    -------     ------
    Total                         10,219      9,775        444      5
                                 =======    =======     ======

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Net Income

      Net income decreased for the three months ended September 30, 1996, due primarily to the write-off of previously recorded rate deferrals associated with least cost planning charges, and decreased other income, partially offset by a decrease in other operation and maintenance expenses.

      Net income increased for the nine months ended September 30, 1996, as a result of higher gas sales and lower other operation and maintenance expenses.

      Significant factors affecting the results of operations and causing variances between the three months and nine months ended September 30, 1996, and 1995 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

      The changes in electric operating revenues for the three months and nine months ended September 30, 1996, are as follows:

                                Three Months Ended     Nine Months Ended
       Description              Increase/(Decrease)   Increase/(Decrease)
                                               (In Millions)

Change in base revenues               $(1.5)                $(4.8)
Fuel cost recovery                      7.8                  21.7
Sales volume/weather                   (3.3)                 (3.5)
Other revenue (including unbilled)     (1.0)                 (2.8)
Sales for resale                       (0.8)                  1.3
                                       ----                 -----
Total                                  $1.2                 $11.9
                                       ====                 =====

      Electric operating revenues increased for the three months and nine months ended September 30, 1996, mainly due to an increase in fuel adjustment revenues, caused by higher fuel prices, which do not affect net income. This increase was partially offset by lower industrial sales due to a significant reduction in electricity usage by a large customer.

      For the three and nine months ended September 30, 1996, gas operating revenues increased due to higher gas prices. In addition, increased gas sales contributed to the increase in revenues for the nine months ended September 30, 1996, as a result of more severe weather in the first quarter of 1996.

Expenses

       Operating expenses increased for the three months ended September 30, 1996, as a result of higher fuel expenses, including purchased power and gas purchased for resale, and the reversal of rate deferrals recorded previously, partially offset by lower other operation and maintenance expenses. Fuel-related expenses increased due to significantly higher gas prices. Rate deferrals recorded in connection with the deferral of least cost planning charges in the amount of $4.4 million were written off in the third quarter, contributing to the increase in operating expenses. Other operation and maintenance expenses decreased because of decreased transmission maintenance and lower regulatory commission expenses in 1996 compared to the same period in 1995.

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

     Operating expenses increased for the nine months ended September 30, 1996, as a result of higher fuel expenses, including purchased power and gas purchased for resale, partially offset by the recording of rate deferrals and the reduced amortization of previous deferrals in 1996. Fuel expenses increased due to significantly higher gas prices. Gas purchased for resale increased as a result of higher gas sales and a higher unit purchase price. The rate deferrals recorded represent 50% of Entergy New Orleans' portion of the proposed System Energy rate increase (see Note 2). In addition, lower other operation and maintenance expenses, principally due to lower payroll expenses as a result of restructuring, partially offset the increase.

Other
      Other income decreased for the three and nine months ended September 30, 1996 due to the write-off of transmission substation equipment.

               ENTERGY NEW ORLEANS, INC.
                 STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 1996 and 1995
                      (Unaudited)
                                                                    Three Months Ended                    Nine Months Ended
                                                                  1996             1995                 1996             1995
                                                               ---------         ---------           ---------         ---------
                                                                                        (In Thousands)

Operating Revenues:
  Electric                                                      $136,018          $134,855            $322,010          $310,065
  Natural gas                                                     14,919            11,865              79,644            58,207
                                                               ---------         ---------           ---------         ---------
        Total                                                    150,937           146,720             401,654           368,272
                                                               ---------         ---------           ---------         ---------
Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses,
     and gas purchased for resale                                 37,080            29,649             110,100            75,088
    Purchased power                                               44,904            40,850             124,945           114,777
    Other operation and maintenance                               16,404            22,409              51,893            56,324
  Depreciation and amortization                                    4,931             4,898              14,913            14,512
  Taxes other than income taxes                                    7,445             7,425              21,065            21,259
  Income taxes                                                     8,893             9,915              18,174            18,110
  Rate deferrals                                                   2,597                 -              (4,580)                -
  Amortization of rate deferrals                                   9,257            10,489              19,639            23,754
                                                               ---------         ---------           ---------         ---------
        Total                                                    131,511           125,635             356,149           323,824
                                                               ---------         ---------           ---------         ---------
Operating Income                                                  19,426            21,085              45,505            44,448
                                                               ---------         ---------           ---------         ---------
Other Income (Deductions):
  Allowance for equity funds used
    during construction                                               79                43                 234               104
  Miscellaneous - net                                               (652)              504                 410               993
  Income taxes                                                       236              (194)               (173)             (382)
                                                               ---------         ---------           ---------         ---------
        Total                                                       (337)              353                 471               715
                                                               ---------         ---------           ---------         ---------
Interest Charges:
  Interest on long-term debt                                       3,632             4,023              11,644            11,896
  Other interest - net                                               298               588                 900             1,555
  Allowance for borrowed funds used
    during construction                                              (62)              (35)               (184)              (83)
                                                               ---------         ---------           ---------         ---------
        Total                                                      3,868             4,576              12,360            13,368
                                                               ---------         ---------           ---------         ---------
Net Income                                                        15,221            16,862              33,616            31,795

Preferred Stock Dividend Requirements
  and Other                                                          241               318                 723             1,035
                                                               ---------         ---------           ---------         ---------
Earnings Applicable to Common Stock                              $14,980           $16,544             $32,893           $30,760
                                                               =========         =========           =========         =========

See Notes to Financial Statements.

                     ENTERGY NEW ORLEANS, INC.
                      STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 1996 and 1995
                            (Unaudited)
                                                                              1996          1995
                                                                           ---------     ---------
                                                                                (In Thousands)
Operating Activities:
  Net income                                                                 $33,616       $31,795
  Noncash items included in net income:
    Change in rate deferrals                                                  27,189        23,211
    Depreciation and amortization                                             14,913        14,512
    Deferred income taxes and investment tax credits                          (2,269)       (5,853)
    Allowance for equity funds used during construction                         (234)         (104)
  Changes in working capital:
    Receivables                                                              (11,732)      (20,681)
    Accounts payable                                                          (8,004)       14,100
    Taxes accrued                                                              2,243        11,525
    Interest accrued                                                          (1,902)         (279)
    Income tax refund                                                              -        20,172
    Other working capital accounts                                           (16,611)       (4,328)
  Other                                                                      (10,241)      (13,380)
                                                                           ---------     ---------
    Net cash flow provided by operating activities                            26,968        70,690
                                                                           ---------     ---------
Investing Activities:
  Construction expenditures                                                  (22,009)      (14,637)
  Allowance for equity funds used during construction                            234           104
                                                                           ---------     ---------
    Net cash flow used in investing activities                               (21,775)      (14,533)
                                                                           ---------     ---------
Financing Activities:
  Proceeds from the issuance of general and refunding mortgage bonds          39,608        29,805
  Retirement of:
    First mortgage bonds                                                     (23,250)            -
    General and refunding mortgage bonds                                     (30,000)      (24,200)
  Redemption of preferred stock                                                    -        (1,500)
  Dividends paid:
    Common stock                                                             (34,000)      (14,100)
    Preferred stock                                                             (724)       (1,046)
                                                                           ---------     ---------
   Net cash flow used in financing activities                                (48,366)      (11,041)
                                                                           ---------     ---------
Net increase (decrease) in cash and cash equivalents                         (43,173)       45,116

Cash and cash equivalents at beginning of period                              49,746         8,031
                                                                           ---------     ---------
Cash and cash equivalents at end of period                                    $6,573       $53,147
                                                                           =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                      13,875        13,173
    Income taxes (refund) - net                                               18,752        (6,469)

See Notes to Financial Statements.

                            ENTERGY NEW ORLEANS, INC.
                                 BALANCE SHEET
                    September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                                      1996         1995
                                                         (In Thousands)
                     ASSETS
Utility Plant:
  Electric                                            $499,400     $483,581
  Natural gas                                          122,701      121,083
  Construction work in progress                         16,971       17,525
                                                      --------     --------
           Total                                       639,072      622,189
  Less - accumulated depreciation and amortization     343,979      335,021
                                                      --------     --------
           Utility plant - net                         295,093      287,168
                                                      --------     --------
Other Property and Investments:
  Investment in subsidiary companies - at equity         3,259        3,259
                                                      --------     --------
Current Assets:
  Cash and cash equivalents:
    Cash                                                 2,609        1,693
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                             1,052       10,860
        Other                                            2,912       37,193
                                                      --------     --------
           Total cash and cash equivalents               6,573       49,746
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
     $0.5 million and $0.8 million in 1996 and 1995)    39,694       29,168
    Associated companies                                    59          551
    Other                                                1,876          843
    Accrued unbilled revenues                           17,907       17,242
  Deferred electric fuel and resale gas costs            5,942        2,647
  Materials and supplies - at average cost              10,141        8,950
  Rate deferrals                                        37,583       35,191
  Prepayments and other                                  8,012        4,529
                                                      --------     --------
           Total                                       127,787      148,867
                                                      --------     --------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                     108,335      137,916
    SFAS 109 regulatory asset-net                        8,601        6,813
    Unamortized loss on reacquired debt                  1,712        1,932
    Other regulatory assets                             13,443        9,204
  Other                                                    777        1,047
                                                      --------     --------
           Total                                       132,868      156,912
                                                      --------     --------
           TOTAL                                      $559,007     $596,206
                                                      ========     ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                            BALANCE SHEETS
                September 30, 1996 and December 31, 1995
                             (Unaudited)

                                                      1996         1995
                                                         (In Thousands)
         CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, $4 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares                                   $33,744      $33,744
  Paid-in capital                                       36,294       36,306
  Retained earnings subsequent to the elimination of
     the accumulated deficit on November 30, 1988       80,153       81,261
                                                      --------     --------
           Total common shareholder's equity           150,191      151,311
  Preferred stock without sinking fund                  19,780       19,780
  Long-term debt                                       168,871      155,958
                                                      --------     --------
           Total                                       338,842      327,049
                                                      --------     --------
Other Noncurrent Liabilities                            15,759       17,745
                                                      --------     --------
Current Liabilities:
  Currently maturing long-term debt                     12,000       38,250
  Accounts payable:
    Associated companies                                19,472       13,851
    Other                                               11,049       24,674
  Customer deposits                                     18,724       18,214
  Accumulated deferred income taxes                     16,046        9,174
  Taxes accrued                                          7,797        5,554
  Interest accrued                                       3,209        5,111
  Other                                                  5,193       14,345
                                                      --------     --------
           Total                                        93,490      129,173
                                                      --------     --------
Deferred Credits:
  Accumulated deferred income taxes                     74,821       81,654
  Accumulated deferred investment tax credits            8,142        8,618
  Other                                                 27,953       31,967
                                                      --------     --------
           Total                                       110,916      122,239
                                                      --------     --------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                      $559,007     $596,206
                                                      ========     ========
See Notes to Financial Statements.


                         ENTERGY NEW ORLEANS, INC.
                        SELECTED OPERATING RESULTS
   For the Three Months and Nine Months Ended September 30, 1996 and 1995
                               (Unaudited)


                                  Three Months Ended   Increase/
         Description              1996        1995    (Decrease)   %
                                          (In Millions)
Electric Operating Revenues:
  Residential                     $ 59.1     $ 58.9     $ 0.2      -
  Commercial                        43.8       43.2       0.6      1
  Industrial                         6.8        6.7       0.1      1
  Governmental                      17.4       16.2       1.2      7
                                 -------    -------     -----
    Total retail                   127.1      125.0       2.1      2
  Sales for resale
     Associated companies            0.2        0.1       0.1    100
     Non-associated companies        2.6        3.5      (0.9)   (26)
  Other                              6.1        6.2      (0.1)    (2)
                                 -------    -------     -----
    Total                        $ 136.0    $ 134.8     $ 1.2      1
                                 =======    =======     =====
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                        749        798       (49)    (6)
  Commercial                         612        621        (9)    (1)
  Industrial                         131        144       (13)    (9)
  Governmental                       290        286         4      1
                                 -------    -------     -----
    Total retail                   1,782      1,849       (67)    (4)
  Sales for resale
     Associated companies              5          3         2     67
     Non-associated companies         52        107       (55)   (51)
                                 -------    -------     -----
    Total                          1,839      1,959      (120)    (6)
                                 =======    =======     =====
                                  Nine Months Ended    Increase/
         Description              1996        1995    (Decrease)   %
                                         (In Millions)
Electric Operating Revenues:
  Residential                    $ 120.2    $ 111.7     $ 8.5      8
  Commercial                       113.1      111.1       2.0      2
  Industrial                        18.6       17.4       1.2      7
  Governmental                      43.5       39.7       3.8     10
                                 -------    -------    ------
    Total retail                   295.4      279.9      15.5      6
  Sales for resale
     Associated companies            2.5        1.4       1.1     79
     Non-associated companies        8.0        7.8       0.2      3
  Other                             16.1       21.0      (4.9)   (23)
                                 -------    -------    ------
    Total                        $ 322.0    $ 310.1    $ 11.9      4
                                 =======    =======    ======
Billed Electric Energy
 Sales (Millions of KWh):
  Residential                      1,591      1,623       (32)    (2)
  Commercial                       1,581      1,583        (2)     -
  Industrial                         363        413       (50)   (12)
  Governmental                       732        744       (12)    (2)
                                 -------    -------     -----
    Total retail                   4,267      4,363       (96)    (2)
  Sales for resale
     Associated companies             63         71        (8)   (11)
     Non-associated companies        178        243       (65)   (27)
                                 -------    -------     -----
    Total                          4,508      4,677      (169)    (4)
                                 =======    =======     =====

                    SYSTEM ENERGY RESOURCES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income increased slightly for the three months and nine months ended September 30, 1996, as compared to the same period in 1995 primarily as a result of lower interest charges.

      Significant factors affecting the results of operations and causing variances between the three months and nine months ended September 30, 1996, and 1995 are discussed under "Revenues" and "Expenses" below.

Revenues

     Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf 1.

      Operating revenues increased slightly for the three months and nine months ended September 30, 1996, due primarily to an increase in fuel and fuel-related expenses and increased depreciation, amortization, and decommissioning expenses offset by a decrease in nuclear refueling outage expenses as discussed under "Expenses" below.

Expenses

      Operating expenses increased for the three months and nine months ended September 30, 1996, due to increases in fuel and fuel-related expenses, and higher depreciation, amortization, and decommissioning expenses. The increase in fuel and fuel-related expenses is due to a refueling outage in 1995 which caused these expenses to be relatively low for that period. The increase in decommissioning costs and depreciation rates is reflected in the 1995 System Energy FERC rate increase filing, subject to refund. See Note 2 for a discussion of the proposed rate increase. These increases were offset by a decrease in nuclear refueling outage expenses. The decrease in nuclear refueling outage expenses was attributed to the effect of refueling outage expenses incurred in 1995 and the absence of a refueling outage in 1996. Other operation and maintenance expenses increased for the three months and nine months ended September 30, 1996, primarily due to timing differences of maintenance expenditures between the current and prior year periods.

      Interest charges decreased for the three months and nine months ended September 30, 1996, due primarily to the refinancing of higher cost long-term debt.

             SYSTEM ENERGY RESOURCES, INC.
                 STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 1996 and 1995
                      (Unaudited)
                                                                     Three Months Ended                    Nine Months Ended
                                                                  1996              1995               1996               1995
                                                               ---------         ---------           ---------         ---------
                                                                                         (In Thousands)

Operating Revenues                                              $154,467          $144,758            $471,260          $455,054
                                                               ---------         ---------           ---------         ---------
Operating Expenses:
  Operation and maintenance:
    Fuel and fuel-related expenses                                12,148            11,194              37,159            27,090
    Nuclear refueling outage expenses                                  -             4,571                   -            25,857
    Other operation and maintenance                               28,231            21,154              76,563            70,056
  Depreciation, amortization, and decommissioning                 32,212            24,530              96,225            74,463
  Taxes other than income taxes                                    6,606             6,590              20,211            20,788
  Income taxes                                                    20,618            19,056              62,502            57,775
                                                               ---------         ---------           ---------         ---------
        Total                                                     99,815            87,095             292,660           276,029
                                                               ---------         ---------           ---------         ---------
Operating Income                                                  54,652            57,663             178,600           179,025
                                                               ---------         ---------           ---------         ---------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                               184               479                 831             1,511
  Miscellaneous - net                                              2,540               783               4,006             2,525
  Income taxes                                                      (222)              448                (336)            1,500
                                                               ---------         ---------         -----------       -----------
        Total                                                      2,502             1,710               4,501             5,536
                                                               ---------         ---------         -----------       -----------
Interest Charges:
  Interest on long-term debt                                      30,759            34,557             105,733           110,153
  Other interest - net                                             1,824             1,952               6,522             6,269
  Allowance for borrowed funds used
   during construction                                              (178)             (502)               (815)           (1,594)
                                                               ---------         ---------           ---------         ---------
        Total                                                     32,405            36,007             111,440           114,828
                                                               ---------         ---------           ---------         ---------
Net Income                                                       $24,749           $23,366             $71,661           $69,733
                                                               =========         =========           =========         =========
See Notes to Financial Statements.

                   SYSTEM ENERGY RESOURCES, INC.
                      STATEMENTS OF CASH FLOWS
       For the Nine Months Ended September 30, 1996 and 1995
                            (Unaudited)
                                                                              1996          1995
                                                                           ---------     ---------
                                                                                (In Thousands)
Operating Activities:
  Net income                                                                 $71,661       $69,733
  Noncash items included in net income:
    Depreciation, amortization, and decommissioning                           96,225        74,463
    Deferred income taxes and investment tax credits                         (20,929)      (11,378)
    Allowance for equity funds used during construction                         (831)       (1,511)
  Changes in working capital:
    Receivables                                                              (16,001)      (56,341)
    Accounts payable                                                          19,152       (25,063)
    Taxes accrued                                                             52,537           672
    Interest accrued                                                          (6,458)       (4,281)
    Other working capital accounts                                             6,977       (23,343)
  Decommissioning trust contributions                                        (13,809)       (4,055)
  FERC Settlement - refund obligation                                         (2,959)            -
  Provision for estimated losses and reserves                                 36,922             -
  Other                                                                        1,260        32,303
                                                                           ---------     ---------
    Net cash flow provided by operating activities                           223,747        51,199
                                                                           ---------     ---------
Investing Activities:
  Construction expenditures                                                  (14,316)      (19,524)
  Allowance for equity funds used during construction                            831         1,511
  Nuclear fuel purchases                                                     (44,554)      (52,188)
  Proceeds from sale/leaseback of nuclear fuel                                43,971        52,188
                                                                           ---------     ---------
    Net cash flow used in investing activities                               (14,068)      (18,013)
                                                                           ---------     ---------
Financing Activities:
  Proceeds from the issuance of:
    First mortgage bonds                                                     233,656             -
    Other long-term debt                                                     133,933        43,538
  Retirement of:
    First mortgage bonds                                                    (325,101)            -
    Other long-term debt                                                     (92,700)      (45,320)
  Changes in short-term borrowings - net                                      (2,990)            -
  Common stock dividends paid                                                (69,700)      (69,500)
                                                                           ---------     ---------
    Net cash flow used in financing activities                              (122,902)      (71,282)
                                                                           ---------     ---------
Net  increase (decrease) in cash and cash equivalents                         86,777       (38,096)

Cash and cash equivalents at beginning of period                                 240        89,703
                                                                           ---------     ---------
Cash and cash equivalents at end of period                                   $87,017       $51,607
                                                                           =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                     113,251       114,514
    Income taxes                                                              26,523        65,637
  Noncash investing and financing activities:
    Change in unrealized appreciation/depreciation of
    decommissioning trust assets                                                (973)        2,629

See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                  September 30, 1996 and December 31, 1995
                                 (Unaudited)

                                                      1996         1995

                                                           (In Thousands)
                     ASSETS
Utility Plant:
  Electric                                          $2,994,821   $2,977,303
  Electric plant under lease                           447,539      444,305
  Construction work in progress                         25,946       35,946
  Nuclear fuel under capital lease                      87,813       71,374
                                                    ----------   ----------
           Total                                     3,556,119    3,528,928
  Less - accumulated depreciation and amortization     944,026      861,752
                                                    ----------   ----------
           Utility plant - net                       2,612,093    2,667,176
                                                    ----------   ----------
Other Property and Investments:
  Decommissioning trust fund                            55,490       40,927
                                                    ----------   ----------
Current Assets:
  Cash and cash equivalents:
    Cash                                                 4,719          240
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                            21,840            -
        Other                                           60,458            -
                                                    ----------   ----------
           Total cash and cash equivalents              87,017          240
  Accounts receivable:
    Associated companies                                91,040       72,458
    Other                                                2,256        4,837
  Materials and supplies - at average cost              66,997       67,661
  Prepayments and other                                  7,304       16,050
                                                    ----------   ----------
           Total                                       254,614      161,246
                                                    ----------   ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                    271,196      291,181
    Unamortized loss on reacquired debt                 59,385       52,702
    Other regulatory assets                            204,704      203,731
  Other                                                 15,701       14,049
                                                    ----------   ----------
           Total                                       550,986      561,663
                                                    ----------   ----------
           TOTAL                                    $3,473,183   $3,431,012
                                                    ==========   ==========
See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEETS
                  September 31, 1996 and December 31, 1995
                               (Unaudited)

                                                      1996         1995

                                                           (In Thousands)
         CAPITALIZATION AND LIABILITIES
Capitalization:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares                                    $789,350     $789,350
  Paid-in capital                                            -            7
  Retained earnings                                     87,881       85,920
                                                    ----------   ----------
           Total common shareholder's equity           877,231      875,277
  Long-term debt                                     1,418,770    1,219,917
                                                    ----------   ----------
           Total                                     2,296,001    2,095,194
                                                    ----------   ----------
Other Noncurrent Liabilities:
  Obligations under capital leases                      59,963       44,107
  Other                                                 54,735       16,068
                                                    ----------   ----------
           Total                                       114,698       60,175
                                                    ----------   ----------
Current Liabilities:
  Currently maturing long - term debt                   10,000      250,000
  Notes payable-associated companies                         -        2,990
  Accounts payable:
    Associated companies                                45,513       17,458
    Other                                               10,160       19,063
  Taxes accrued                                        125,185       72,648
  Interest accrued                                      30,285       36,743
  Obligations under capital lease                       28,000       28,000
  Other                                                  1,778        4,211
                                                    ----------   ----------
           Total                                       250,921      431,113
                                                    ----------   ----------
Deferred Credits:
  Accumulated deferred income taxes                    560,870      602,182
  Accumulated deferred investment tax credits          104,512      107,119
  FERC Settlement - refund obligation                   53,889       56,848
  Other                                                 92,292       78,381
                                                    ----------   ----------
           Total                                       811,563      844,530
                                                    ----------   ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                    $3,473,183   $3,431,012
                                                    ==========   ==========
See Notes to Financial Statements.


                ENTERGY CORPORATION AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES

Cajun - River Bend  (Entergy Corporation and Entergy Gulf States)

      Entergy Gulf States and Cajun, respectively, own 70% and 30% undivided interests in River Bend (operated by Entergy Gulf States), and 42% and 58% undivided interests in Big Cajun 2, Unit 3 (operated by Cajun). These relationships have spawned a number of long-standing disputes and claims between the parties. An agreement setting forth terms for the resolution of all such disputes has been reached by Entergy Gulf States, the Cajun bankruptcy trustee, and the RUS, and approved by the United States District Court for the Middle District of Louisiana (District Court) on August 26, 1996 (Cajun Settlement). On September 6, 1996, the Committee of Unsecured Creditors in the Cajun bankruptcy proceeding filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit (Fifth Circuit), objecting that the order approving the settlement was separate from the approval of a plan of reorganization and therefore, improper. The Cajun Settlement is subject to this appeal and approvals by the appropriate regulatory agencies. Management believes that it is probable that the Cajun Settlement will ultimately be approved and consummated.

      The Cajun Settlement resolved Cajun's civil action against Entergy Gulf States in which Cajun sought to rescind or terminate the Joint Ownership Participation and Operating Agreement (Operating Agreement) entered into on August 28, 1979, relating to River Bend. In that suit, Cajun also sought to recover its alleged $1.6 billion investment in the unit plus attorneys' fees, interest, and costs. A trial on the portion of the suit by Cajun to rescind the Operating Agreement was completed in March 1995. On October 24, 1995, the District Court issued a memorandum opinion rejecting Cajun's fraud claims and denying rescission. An appeal to the Fifth Circuit by the Cajun bankruptcy trustee was stayed pending the Court's trial of the breach of contract phase of the case. The Cajun Settlement resolves both the issues on appeal and the breach of contract claims which have not been tried.

      In 1992, two member cooperatives of Cajun brought an additional independent action to declare the Operating Agreement null and void, based upon Entergy Gulf States failure to get prior LPSC approval alleged to be necessary. Prior to the bankruptcy proceedings, Cajun intervened as a plaintiff in this action. The nullity claim of Cajun in this action is encompassed in the Cajun Settlement. Entergy Gulf States believes the suits are without merit and believes these cases are resolved by the Cajun Settlement.

      The Cajun Settlement, agreed to in principle on April 26, 1996, by Entergy Gulf States, the Cajun bankruptcy trustee, and the RUS, Cajun's largest creditor, was approved by the District Court on August 26, 1996. The terms include, but are not limited to, the following: (i) Cajun's interest in River Bend will be turned over to the RUS, which will have the option to retain the interest, sell it to a third party, or transfer it to Entergy Gulf States at no cost; (ii) Cajun will  set  aside  a  total  of $125 million  for  its  share  of  the decommissioning costs of River Bend; (iii) Cajun will transfer certain transmission assets to Entergy Gulf States; (iv) Cajun will settle transmission disputes and be released from claims for payment under transmission arrangements with Entergy Gulf States as discussed under "Cajun - Transmission Service" below; (v) all funds paid by Entergy Gulf States into the registry of the District Court will be returned to Entergy Gulf States; (vi) Cajun will be released from its unpaid past, present, and future liability for River Bend costs and expenses; and (vii) all litigation between Cajun and Entergy Gulf
States  will  be  dismissed.   Based on the District Court's approval
of the Cajun Settlement, the litigation accrual  established in  1994 for possible losses associated with the Cajun-River Bend litigation was reversed in September 1996.

      Cajun has not paid its full share of capital costs, operating and maintenance expenses, and other costs for repairs and improvements to River Bend since 1992. Cajun's unpaid portion of River Bend operating and maintenance expenses (including nuclear fuel) and capital costs for the nine months ended September 30, 1996, was approximately $42.9 million. The cumulative cost to Entergy Gulf States resulting from Cajun's failure to pay its full share of River Bend-related costs, reduced by the proceeds from the sale by Entergy Gulf States of Cajun's share of River Bend power, and payments into the registry of the District Court for Entergy Gulf States' portion of expenses for Big Cajun 2, Unit 3, was $17.0 million as of September 30, 1996, compared with $31.1 million as of December 31, 1995. Cajun's unpaid portion of the River Bend related costs is reflected in long-term receivables with an offsetting reserve in other deferred credits. As discussed above, the Cajun Settlement will conclude all disputes regarding the non-payment by Cajun operating and maintenance expenses. Cajun continues to pay its share of decommissioning costs for River Bend.

      In its bankruptcy proceedings, Cajun filed a motion on January 10, 1995, to reject the Operating Agreement as a burdensome executory contract. Entergy Gulf States responded on January 10, 1995, with a memorandum opposing Cajun's motion. As discussed above, this matter will be ended as a result of the Cajun Settlement.

      On March 8, 1996, Southwestern Electric Power Company (SWEPCO), Entergy Gulf States, and certain member cooperatives of Cajun filed with the Bankruptcy Court a joint proposal to bring an end to the Cajun bankruptcy proceeding. The proposal was submitted in response to a bid procedure established by the Cajun bankruptcy trustee. On April 19, 1996, SWEPCO, Entergy Gulf States, and certain Cajun member cooperatives filed a separate plan of reorganization with the court based upon their earlier proposal. On April 22, 1996, the Cajun bankruptcy trustee filed a plan of reorganization with the Bankruptcy Court based on the proposal of two non-affiliated companies to take over the non-nuclear operations of Cajun. All of the plans of reorganization submitted to the Bankruptcy Court have incorporated the Cajun Settlement as an integral condition to the effectiveness of their plan. The timing and completion of the reorganization plan depends on Bankruptcy Court approval and any required regulatory approvals.

     See Note 8 of the Form 10-K for additional information regarding
the   Cajun  litigation,  Cajun's bankruptcy proceedings, and related filings.

Cajun  - Transmission Service  (Entergy Corporation and Entergy  Gulf
States)

      Entergy Gulf States and Cajun are parties to FERC proceedings relating to transmission service charge disputes. As discussed above, these disputes will end upon the implementation of the Cajun Settlement. See Note 8 in the Form 10-K for additional information regarding these FERC proceedings and FERC orders issued as a result of such proceedings.

      Under Entergy Gulf States' interpretation of a 1992 FERC order, as modified by FERC's orders issued on August 3, 1995, and October 2, 1995, and as agreed to by the Cajun bankruptcy trustee, Cajun would owe Entergy Gulf States approximately $68.8 million as of September 30, 1996. Entergy Gulf States further estimates that if it were to prevail in its May 1992 motion for rehearing and on certain other issues decided adversely to Entergy Gulf States in the February 1995, August 1995, and October 1995 FERC orders, which Entergy Gulf States has appealed, Cajun would owe Entergy Gulf States approximately $154.1 million as of September 30, 1996. If Cajun were to prevail in its May 1992 motion for rehearing to FERC, and if Entergy Gulf States were not to prevail in its May 1992 motion for rehearing to FERC, and if Cajun were to prevail in appealing FERC's August and October 1995 orders, Entergy Gulf States estimates it would owe Cajun approximately $107.6 million as of September 30, 1996. The above amounts are exclusive of a $7.3 million payment by Cajun on December 31, 1990, which the parties agreed to apply to the disputed transmission service charges. Pending FERC's ruling on the May 1992 motions for rehearing, Entergy Gulf States has continued to bill Cajun utilizing the historical billing methodology and has recorded underpaid transmission charges, including interest, in the amount of $142.3 million as of September 30, 1996. This amount is reflected in long-term receivables with an offsetting reserve in other deferred credits. FERC has determined that the collection of the pre-petition debt of Cajun is an issue properly decided in the bankruptcy proceeding. Refer to "Cajun - River Bend" above for a discussion of the Cajun Settlement.

Capital  Requirements  and Financing  (Entergy  Corporation,  Entergy
Arkansas,   Entergy   Gulf   States,   Entergy   Louisiana,   Entergy
Mississippi, Entergy New Orleans, and System Energy)

      See Note 8 to the Form 10-K for information on the operating companies' and System Energy's construction expenditures (excluding nuclear fuel), and long-term debt & preferred stock maturities and cash sinking fund requirements for the period 1996-1998.

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

      The SEC has questioned certain of the financial accounting practices of the electric utility industry regarding the recognition, measurement, and classification of decommissioning costs for nuclear plants in the financial statements of electric utilities. In response to these questions, the FASB has been reviewing the accounting for decommissioning and has expanded the scope of its review to include liabilities related to the closure and removal of all long-lived assets. An exposure draft of the proposed SFAS (which proposed a 1997 effective date) was issued in February 1996. The proposed SFAS would require measurement of the liability for closure and removal of long-lived assets (including decommissioning) based on discounted future cash flows. Those future cash flows should be determined by estimating current costs and adjusting for inflation, efficiencies that may be gained from experience with similar activities, and consideration of reasonable future advances in technology. It would also require that changes in the decommissioning/closure cost liability resulting from changes in assumptions be recognized with a corresponding adjustment to the plant asset, and depreciation should be revised prospectively. The proposed SFAS states that the initial recognition of the decommissioning/closure cost liability would result in an asset that should be presented with other plant costs on the financial statements because the cost of decommissioning/closing the plant would be recognized as part of the total cost of the plant asset. In addition, there would be a regulatory asset recognized on the financial statements to the extent the initial decommissioning/closure liability has increased due to the passage of time, and such costs are probable of future recovery.

      After receiving comments on the exposure draft, the FASB has decided that the effective date for the proposed SFAS will be later than 1997, although a final effective date has not yet been announced. If current electric utility industry accounting practices with respect to nuclear decommissioning and other closure costs are changed, annual provisions for such costs could increase, the estimated cost for decommissioning/closure could be recorded as a liability rather than as accumulated depreciation, and trust fund income from decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

ANO Matters  (Entergy Corporation and Entergy Arkansas)

     Cracks in certain steam generator tubes at ANO 2 were discovered and repaired during an outage in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages, including the most recent refueling outage in October 1995. During the October 1995 inspection, additional cracks in the tubes were discovered. ANO 2's output has been reduced by 23 megawatts due to steam generator fouling and tube plugging. The unit may be approaching the current limit for the number of steam generator tubes that can be plugged with the unit in operation. If the established limit is reached during a future outage, Entergy Operations could be required to insert sleeves in steam generator tubes that were previously plugged. On October 25, 1996, Entergy Corporation's Board of Directors authorized Entergy Operations to negotiate a contract, with appropriate cancellation provisions, for the fabrication and replacement of the steam generator at ANO 2. Entergy estimates the cost of fabrication and replacement of the steam generator to be approximately $150 million. If the contract to purchase the steam generator is not canceled, the steam generator will be installed during a planned refueling outage in 2000. Entergy Operations periodically meets with the NRC to discuss the results of inspections of the steam generator tubes, as well as the timing of future inspections.

Environmental Issues

(Entergy Arkansas)

     In May 1995, Entergy Arkansas was named as a defendant in a suit by Reynolds Metals Company (Reynolds), seeking to recover a share of the costs associated with the clean-up of hazardous substances at a site south of Arkadelphia, Arkansas. Reynolds alleges that it has spent $11.2 million to clean-up the site, and that the site was contaminated with PCBs for which Entergy Arkansas bears some responsibility. Entergy Arkansas, voluntarily, at its expense, completed remediation at a portion of this site and at a nearby substation site. Entergy Arkansas believes that it has no liability for contamination at that portion of the site that is subject to the Reynolds suit and is contesting the lawsuit. Regardless of the outcome, Entergy Arkansas does not believe this matter would have a materially adverse effect on its financial condition or results of operations. See "Environmental Regulation" in Item 1 of Part I of the Form 10-K for additional information on the PCB contamination at the two former Reynolds plant sites in Arkansas to which Entergy Arkansas had supplied power.

(Entergy Gulf States)

     Entergy Gulf States has been designated as a potentially responsible party for the clean-up of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the clean-up of certain of these sites.

    Through September 30, 1996, $8.2 million has been expended on the clean-up. As of September 30, 1996, a remaining recorded liability of $21.5 million existed relating to the clean-up of the sites at which Entergy Gulf States has been designated a potentially responsible party. See "Environmental Regulation" in Item 1 of Part I of the Form 10-K for additional discussion of the sites where Entergy Gulf States has been designated as a potentially responsible party by the EPA and related litigation.

(Entergy Louisiana)

      During 1993, the Louisiana Department of Environmental Quality issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana has determined that certain of its power plant waste water impoundments were affected by these regulations and chose to upgrade or close them. A remaining recorded liability in the amount of $8.7 million existed at September 30, 1996, for waste water upgrades and closures to be completed by the end of 1996. Cumulative expenditures relating to the upgrades and closures of waste water impoundments were $7.0 million as of September 30, 1996.

(Entergy Integrated Solutions, Inc.)

      In June 1996, EIS closed its Pelzer, South Carolina facility, which had been leased from a third party since June 1995. EIS subsequently learned that solid wastes were improperly buried on the leased property. EIS conducted an investigation which confirmed the presence of buried lighting ballasts on adjacent property and disclosed the possible burial of light bulb waste containing hazardous substances under the building on the leased property. It appears that the material was buried prior to the time that EIS leased the premises. A report has been provided to the EPA and to the South Carolina Department of Health and Environmental Control. Based on its investigation, EIS does not believe that it is liable for costs of remediating the leased premises. Preliminary estimates of the cost of remediation range from $600,000 to $880,000.

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

Reimbursement Agreement  (System Energy)

      Under a bank letter of credit and reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the agreement) of at least 1.60 times earnings. System Energy was in compliance with the above covenants at September 30, 1996. See Note 8 to the Form 10-K for further information.


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

      As of September 30, 1996, the River Bend plant costs disallowed for retail ratemaking purposes in Texas and the River Bend plant costs held in abeyance totaled (net of taxes and depreciation) approximately $12 million and $268 million, respectively. Allowed Deferrals were approximately $78 million, net of taxes and amortization, as of September 30, 1996. Entergy Gulf States estimates it has collected approximately $199 million of revenues as of September 30, 1996, as a result of the originally ordered rate treatment by the PUCT of these deferred costs. If recovery of the Allowed Deferrals is not upheld, future revenues based thereon could be lost, and no assurance can be given as to whether or not refunds to customers of revenue received based upon such deferred costs would be required.

      During the first quarter of 1996, Entergy Gulf States wrote off Abeyed Deferrals of $169 million, net of tax, in accordance with SFAS 121, which became effective January 1, 1996, but it has made no write-offs or reserves for the River Bend plant-related costs. A general remand by the Texas Supreme Court in the Rate Appeal would enable
Entergy Gulf States to seek recovery of the Abeyed Deferrals.   Based
on advice from Clark, Thomas & Winters, A Professional Corporation, legal counsel of record in the Rate Appeal, management believes that it is reasonably possible that the case will be remanded to the PUCT and that the PUCT will be allowed to rule on the prudence of the abeyed River Bend plant costs. Management and legal counsel are unable to predict the amount, if any, of abeyed and previously disallowed River Bend plant costs that ultimately might be disallowed by the PUCT. As of September 30, 1996, a net of tax write-off of up to $280 million could be required if the PUCT ultimately issues an adverse ruling on the abeyed and disallowed plant costs.

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

Filings with the LPSC

(Entergy Corporation and Entergy Gulf States)

      See Note 2 in the Form 10-K for a discussion of Entergy Gulf States' required earnings analysis filing with the LPSC for the test year preceding the Merger (1993). Entergy Gulf States appealed to the Louisiana Supreme Court the 1994 LPSC order for an annual rate reduction of $12.7 million. During the appeal, Entergy Gulf States'
preliminary injunction from  the  appropriate state   District Court,
relating to the $8.3 million earnings effect of a 1994 change in accounting for unbilled revenues, remained in effect. On July 2, 1996, the Louisiana Supreme Court ruled on the appeal. The Court found that the LPSC ruled incorrectly on the treatment of the initial balance of
unbilled revenues  and  the revenue annualization adjustment.   As  a
result, Entergy Gulf States will not be required to refund the $8.3 million. The case, which included other disputed matters, was remanded to the LPSC for further proceedings.

      On May 31, 1995, Entergy Gulf States filed its second required post-Merger earnings analysis with the LPSC. Hearings on this review were held in December 1995. On October 4, 1996, the LPSC issued an order requiring a $33.3 million annual base rate reduction and a $9.6 million refund. One component of the rate reduction removes from base rates approximately $13.4 million annually of costs that will be recovered in the future through the fuel adjustment clause. On October 23, 1996, Entergy Gulf States obtained an injunction to stay this order, except insofar as the order requires the $13.4 million reduction, which Entergy Gulf States has agreed to implement. Entergy Gulf States plans to appeal the order to the appropriate state District Court. In addition, the LPSC order provides for the recovery of $6.8 million annually related to certain gas transportation and storage facilities costs (see "LPSC Fuel Cost Review" below).

      On May 31, 1996, Entergy Gulf States filed its third required post-Merger earnings analysis with the LPSC. Based on this earnings filing, on June 1, 1996, a $5.3 million annual rate reduction went into effect. Hearings on this filing are scheduled for December 1996.

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

     On April 15, 1996, Entergy Louisiana filed its performance based formula rate plan for the 1995 test year with the LPSC. On June 19, 1996, the LPSC approved a $12 million annual reduction in base rates effective July 1, 1996. This reduction was based upon the 1995 test year results under the formula rate plan and the expiration of the
Waterford 3 phase-in-plan discussed above, partially offset by the recovery of the property taxes on Waterford 3 and the related deferral discussed above. Subsequently, the LPSC staff identified cost issues which were resolved by means of a settlement conference and increased the base rate reduction from $12 million to $16.5 million. Additionally, the LPSC has indicated that it will initiate a review of Entergy Louisiana's allowed return on equity. Hearings are scheduled to begin in November 1996.

Filings with the PUCT  (Entergy Corporation and Entergy Gulf States)

      On December 6, 1995, Entergy Gulf States filed a petition with the PUCT for reconciliation of fuel and purchased power expenses for the period January 1, 1994, through June 30, 1995. Entergy Gulf States believes that there was an under-recovered fuel balance, including interest, of $22.4 million as of June 1995. Hearings began in September 1996, and a final action by the PUCT is not expected until January 1997. Management is unable to predict the final outcome of this proceeding.

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

Filings  with  the  Council   (Entergy Corporation  and  Entergy  New
Orleans)

      Pursuant to the 1991 NOPSI Settlement, Entergy New Orleans is required to make earnings filings with the Council for the 1995 and 1996 rate years. A review of Entergy New Orleans' earnings for the test year ending September 30, 1995, required Entergy New Orleans to credit customers $6.2 million over a 12-month period which began in March 1996.

      On October 31, 1996, Entergy New Orleans filed with the Council a recently completed analysis of its earnings for the test year ended September 30, 1996. The analysis indicated that Entergy New Orleans' earnings for the test period exceeded Entergy New Orleans' allowed rate of return on common equity by $15.6 million. In accordance with the 1991 NOPSI Settlement, Entergy New Orleans is required to lower base rates for the following twelve months through a credit to customers. The Council is expected to conduct hearings on this matter in the fourth quarter. At this time, Entergy New Orleans is unable to predict the final amount of, or ultimate method for, implementing this rate reduction.

     Hearings before the Council on the reasonableness and prudence of Entergy New Orleans' deferred Least Cost Integrated Resource Planning expenses for cost recovery purposes were previously scheduled for April 1996, but have been delayed.

Proposed Rate Increase

(System Energy)

      System Energy filed an application with FERC on May 12, 1995, for a $65.5 million rate increase. The request seeks changes to System Energy's rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation rate, and the rate of return on common equity. On December 12, 1995, System Energy implemented a $65.5 million rate increase, subject to refund. Management has decided to record a reserve for a portion of the rate increase. Hearings on System Energy's request began in January 1996 and were completed in February 1996. On July 11, 1996, the ALJ issued an initial decision in this proceeding that agreed with certain of System Energy's proposals, while rejecting a proposed increase in return on common equity and recommending a slight decrease. The ALJ also rejected the proposed change in the decommissioning cost methodology. The decision of the ALJ is preliminary and may be modified in the final decision from FERC which is expected in the first quarter of 1997. Management is unable predict the final outcome of the rate increase request or the amount of any refunds in excess of reserves that may be required.

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

LPSC Fuel Cost Review  (Entergy Corporation and Entergy Gulf States)

      See Note 2 to the Form 10-K, for a discussion of the LPSC's review of Entergy Gulf States' fuel costs for the period October 1988 through September 1991 (Phase I) and Entergy Gulf States' subsequent appeal of $13.9 million of fuel costs disallowed by the LPSC. On April 15, 1996, the appropriate state District Court affirmed the LPSC decision. Entergy Gulf States has appealed this decision to
the   Louisiana  Supreme  Court.  Entergy  Gulf  States has reached a settlement with the LPSC  on one  of the components of the disallowed
fuel costs.   See "October 1996 LPSC Settlement" below.

      In September 1996, the LPSC completed the second phase of their review of Entergy Gulf States' fuel costs, which review covered the period October 1991 through December 1994 (Phase II). On October 7, 1996, the LPSC issued an order requiring a $34.2 million refund. The ordered refund includes a disallowance of $14.3 million of capital costs (including interest) related to certain gas transportation and storage facilities, which were recovered through the fuel clause. However, the LPSC order provides that Entergy Gulf States may recover these costs in the future through base rates by establishing a regulatory asset. As discussed above, the LPSC order in the second post-Merger earnings analysis provides for the recovery of $6.8 million annually related to gas transportation and storage facilities costs through base rates. On October 23, 1996, Entergy Gulf States received an injunction to stay this order, except insofar as the order requires the $14.3 million refund, and plans to appeal the order to the appropriate state District Court. See "October 1996 LPSC Settlement" below.

October  1996 LPSC Settlement  (Entergy Corporation and Entergy  Gulf
States)

      In October 1996, Entergy Gulf States and the LPSC reached an agreement whereby Entergy Gulf States agreed to (i) refund certain capital costs related to gas transportation and storage facilities that were at issue in the Phase I and Phase II fuel cost reviews and
(ii) refund similar costs recovered subsequent to the Phase II fuel cost review. This will result in a total refund to customers of approximately $32.1 million including interest. In the future, Entergy Gulf States will be permitted to recover through base rates the capital costs related to such gas transportation and storage facilities. As a part of the settlement, which covered post-Phase II costs of such facilities in addition to the costs addressed by the LPSC's order for the second post-Merger earnings analysis, Entergy Gulf States will be permitted to recover through base rates $1.3 million annually in addition to the $6.8 million annual recovery discussed above for a total annual recovery of $8.1 million. The settlement provides that this amount will be applied as an offset against a refund, if any, required by a final judgment in Entergy Gulf States' appeal of the second post-Merger earnings review order.


NOTE 3.  COMMON STOCK (Entergy Corporation)

     During the first nine months of 1996, Entergy Corporation issued 277,850 shares of its previously repurchased common stock, reducing the amount held as treasury stock by $8.0 million. Entergy Corporation issued these shares to meet the requirements of its various stock plans. In addition, Entergy Corporation received proceeds of $36.9 million from the issuance of 1,437,857 shares of common stock under its new dividend reinvestment and stock purchase plan during the three months ended September 30, 1996.


NOTE 4.  LONG-TERM DEBT

(Entergy Corporation)

      An Entergy Corporation subsidiary signed an agreement with several banks on January 5, 1996, to obtain a revolving credit facility in the aggregate amount of $1.2 billion Australian dollars ($870 million US dollars) for the acquisition of CitiPower. The facility was partially drawn down on the same date, bears interest at an average rate of 8.31%, and is non-recourse to Entergy Corporation. The maturity date of the credit facility is June 30, 2000, unless certain events occur which would cause the maturity date to be extended to a date no later than December 31, 2000. As part of the CitiPower acquisition, Entergy Corporation provided credit support, in the form of a bank letter of credit and other agreements, of approximately $77.4 million.

      The subsidiary entered into several interest rate swaps to reduce the impact of interest rate changes on its debt related to the CitiPower acquisition. The interest rate swap agreements involve exchanges of floating rate interest payments for fixed rate interest payments without the exchange of the underlying notional amounts. Market risks arise from the movements in interest rates. If the counterparties to an interest rate swap agreement were to default on contractual payments, the subsidiary could be exposed to increased costs related to replacing the original agreement. However, the subsidiary does not anticipate nonperformance by any counterparty to any interest rate swap in effect at September 30, 1996. At September 30, 1996, this subsidiary was a party to a notional amount of $900 million Australian dollars of interest rate swaps with maturity dates ranging from February 1999 to December 2000.

(Entergy Gulf States)

      On November 1, 1996, Entergy Gulf States retired $75 million of its 6.67% Series First Mortgage Bonds upon maturity.

(Entergy Mississippi)

      On November 1, 1996, Entergy Mississippi retired $10 million of its 6.375% Series First Mortgage Bonds upon maturity.


NOTE 5.  COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES

 (Entergy Arkansas)

      Entergy Arkansas Capital I (Trust) was established as a financing subsidiary of Entergy Arkansas for the purpose of issuing common and preferred securities. On August 14, 1996, the Trust issued $60 million in aggregate liquidation preference amount of 8.5% Cumulative Quarterly Income Preferred Securities (Preferred Securities) in a public offering and $1.9 million of common securities to Entergy Arkansas. The Trust used the proceeds from the sale of the Preferred Securities and the common securities to purchase from Entergy Arkansas 8.5% junior subordinated deferrable interest debentures in the amount of $61.9 million (Debentures). The Debentures held by the Trust are its only asset and the Trust will use interest payments received on the Debentures to make cash distributions on the Preferred Securities.

       The Preferred Securities of the Trust, as well as the Debentures, mature on September 30, 2045. The Preferred Securities are redeemable, however, at the option of Entergy Arkansas beginning in 2001 at 100% of their principal amount, or earlier under certain limited circumstances, including the loss of the tax deduction arising out of the interest paid on the Debentures. Entergy Arkansas has, pursuant to certain agreements taken together, fully and unconditionally guaranteed payment of distributions on the Preferred Securities. Entergy Arkansas is the owner of all of the common securities of the Trust, which constitute 3% of the Trust's total capital.

      Entergy Arkansas used the proceeds received from the Debentures to redeem, on October 1, 1996, $50 million of its $0.01 par value, $2.40 cumulative preferred stock and $10 million of its $25 par value, 8.84% cumulative preferred stock.

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


NOTE 6.  RETAINED EARNINGS (Entergy Corporation)

      On October 25, 1996, Entergy Corporation's Board of Directors declared a common stock dividend of 45 cents per share payable on December 1, 1996, to holders of record on November 6, 1996.


NOTE   7.     RESTRUCTURING  COSTS   (Entergy  Corporation,   Entergy
Arkansas,   Entergy   Gulf   States,   Entergy   Louisiana,   Entergy
Mississippi, and Entergy New Orleans)

      In 1994 and 1995, Entergy implemented various restructuring programs to reduce the number of employees and consolidate offices and facilities. The programs were designed to reduce costs and improve operating efficiencies in order to enable Entergy to become a low-cost producer. The balances as of December 31, 1995, and September 30, 1996, for restructuring liabilities associated with these programs are shown below by company along with the actual termination benefits paid under the programs.

                        Liability                                 Liability
                          as of        Adjustments   Payments       as of
                       December 31,     Made in       Made in   September 30,
    Company               1995            1996         1996         1996
                                           (In Millions)

Entergy Arkansas          $8.3            $0.3         $(7.4)        $1.2
Entergy Gulf States        5.4             0.8          (5.2)         1.0
Entergy Louisiana          2.2             0.4          (2.5)         0.1
Entergy Mississippi        2.5            (1.6)         (0.8)         0.1
Entergy New Orleans        0.6             0.1          (0.6)         0.1
Other                      5.2             0.3          (4.9)         0.6
                         -----            ----        ------         ----
Total                    $24.2            $0.3        $(21.4)        $3.1
                         =====            ====        ======         ====
     The restructuring charges shown above primarily include employee severance costs related to the expected termination of approximately
2,750  employees  in  various groups.   As  of  September  30,  1996,
approximately 2,615 employees had either been terminated or accepted voluntary separation packages under the restructuring plan.


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


NOTE   9.    ENTERGY   CORPORATION-CITIPOWER   ACQUISITION   (Entergy
Corporation)

       On January 5, 1996, Entergy Corporation finalized its acquisition of CitiPower, an electric distribution company serving Melbourne, Australia, and surrounding suburbs. The purchase price of CitiPower was approximately $1.2 billion US dollars, of which $294 million US dollars represented an equity investment by Entergy Corporation, and the remainder represented debt. Entergy Corporation funded the majority of the equity portion of the investment by drawing down $230 million of its $300 million bank revolving credit facility.

     CitiPower is one of five electric distribution businesses in the state of Victoria. CitiPower's distribution area covers approximately 10% of Victoria's population. During the nine months ended September 30, 1996, CitiPower supplied approximately 3.3 million MWh of electricity to over 238,000 customer sites.
Approximately  37,000,  or  15%,  of  these  sites  were   commercial
customers.

      The cost of the CitiPower license is being amortized on a straight-line basis over a 40 year period beginning January 5, 1996. As of September 30, 1996, the unamortized balance of the license was $609 million.

      In accordance with the purchase method of accounting, the three months and nine months results of operations for Entergy Corporation reported in its Statements of Consolidated Income and Cash Flows do
not reflect CitiPower's results of operations for any period prior to
January  5,  1996.   The  pro forma combined  revenues,  net  income,
earnings  per common share before the cumulative effect of accounting
change,   and  earnings  per  common  share  of  Entergy  Corporation presented below give effect to the acquisition as if it had  occurred at January 1, 1995. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated for the period for which it is being given effect.
                                     Three Months Ended    Nine Months Ended
                                     September 30, 1995    September 30, 1995
                                        (In Thousands of U.S. dollars,
                                            Except Per Share Data)

Operating revenues                       $2,059,419            $5,163,736
Net income                               $  261,368            $  501,363
Earnings per average common share
  before cumulative effect of
  accounting change                      $     1.15            $     2.05
Earnings per average common share        $     1.15            $     2.20


      CitiPower's results of operations for the three months and nine months ended September 30, 1996, (beginning on January 5, 1996, at the date of acquisition) are included in Entergy Corporation's Consolidated Financial Statements and are stated separately below:

                                     Three Months Ended    Nine Months Ended
                                     September 30, 1996    September 30, 1996
                                        (In Thousands of U.S. dollars)

Operating revenues                       $   98,175            $  293,614
Operating expenses                       $   73,280            $  237,099
Interest charges                         $   20,110            $   57,605
Net income (loss)                        $    4,784            $   (1,091)

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

      On an unopposed motion from the parties to the proceedings before the D.C. Circuit, who requested a continuance in light of the pending settlement among Entergy Gulf States, the Cajun bankruptcy trustee, and the RUS, the D.C. Circuit ordered that the cases be removed from oral argument and held in abeyance pending a further order of the court.

Cajun - River Bend  (Entergy Corporation and Entergy Gulf States)

      See Note 8 of the Form 10-K and Note 1 for a discussion of the Cajun litigation and bankruptcy proceedings.

      On March 8, 1996, Southwestern Electric Power Company (SWEPCO), Entergy Gulf States, and certain member cooperatives of Cajun filed with the Bankruptcy Court a joint proposal to bring an end to the Cajun bankruptcy proceeding. The proposal was submitted in response to a bid procedure established by the Cajun bankruptcy trustee. On April 19, 1996, SWEPCO, Entergy Gulf States, and certain Cajun member cooperatives filed a separate plan of reorganization with the court based upon their earlier proposal. On April 22, 1996, the Cajun bankruptcy trustee filed a plan of reorganization with the Bankruptcy Court based on the proposal of two non-affiliated companies to take over the non-nuclear operations of Cajun. All of the plans of reorganization submitted to the Bankruptcy Court have incorporated the Cajun Settlement as an integral condition to the effectiveness of their plan. The timing and completion of the reorganization plan depends on Bankruptcy Court approval and any required regulatory approvals.

      The Cajun Settlement, agreed to in principle on April 26, 1996, by Entergy Gulf States, the Cajun bankruptcy trustee, and the RUS, Cajun's largest creditor, was approved by the District Court on August 26, 1996. The terms include, but are not limited to, the following: (i) Cajun's interest in River Bend will be turned over to the RUS, which will have the option to retain the interest, sell it to a third party, or transfer it to Entergy Gulf States at no cost; (ii) Cajun will  set  aside  a  total  of $125 million  for  its  share  of  the decommissioning costs of River Bend; (iii) Cajun will transfer certain transmission assets to Entergy Gulf States; (iv) Cajun will settle transmission disputes and be released from claims for payment under transmission arrangements with Entergy Gulf States; (v) all funds  paid by Entergy Gulf States into the registry of the  District
Court will be returned to Entergy Gulf States; (vi) Cajun will be released from its unpaid past, present, and future liability for River Bend costs and expenses; and (vii) all litigation between Cajun
and  Entergy  Gulf  States will be dismissed.   Based on the District
Court's approval of the Cajun Settlement, the litigation accrual established in 1994 for possible losses associated with the Cajun-River Bend litigation was reversed in September 1996.

Catalyst Technologies, Inc.  (Entergy Corporation)

     See "Other Regulation and Litigation" in Item 1 of Part I of the Form 10-K for information relating to the petition filed by Catalyst Technologies, Inc. (CTI) against Electec, Inc. (Electec), the predecessor to Entergy Enterprises.

       The petition alleges breach of contract, breach of the obligation of good-faith and fair dealing, and bad-faith breach of contract against Electec. It was originally believed CTI was claiming damages of approximately $36 million from Entergy Enterprises. It now appears that CTI will allege damages ranging from $231 million to $258 million. Entergy Enterprises' position is that CTI is not entitled to any damages, and that even if damages were sustained, they would not exceed $600,000.

      The case is scheduled for a jury trial beginning on December 2, 1996, in Civil District Court for the Parish of Orleans, Louisiana. Entergy Enterprises is vigorously contesting these claims.

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

      Thereafter, the Dallas District Court entered an order of dismissal because the plaintiff was unable to show any damages and the facts did not support a cause of action against the defendants. As a result, Entergy revoked the $350,000 settlement agreement. In late May of 1996, Panda filed an appeal of the court's order for dismissal. While a briefing schedule on appeal has been set, no date has yet been designated for oral argument.

System Agreement (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

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

      See "Rate Matters and Regulation" in Item 1 of Part I of the Form 10-K for information relating to a complaint filed with FERC by the LPSC alleging that the System Agreement results in unjust and unreasonable rates. On July 31, 1996, FERC dismissed the LPSC's complaint in this matter. On September 30, 1996, FERC issued an order granting the LPSC's request for a rehearing.

Item 5.  Other Information

Earnings  Ratios   (Entergy Arkansas, Entergy  Gulf  States,  Entergy
Louisiana,  Entergy  Mississippi, Entergy  New  Orleans,  and  System
Energy)

     The operating companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

                       Ratios of Earnings to Fixed Charges
                              Twelve Months Ended
                                  December 31,             September 30,
                      1991     1992   1993    1994     1995    1996

Entergy Arkansas      2.25     2.28  3.11(c)  2.32     2.56    2.81(e)
Entergy Gulf States   1.56     1.72  1.54      .36(d)  1.86    1.34
Entergy Louisiana     2.40     2.79  3.06     2.91     3.18    3.13(e)
Entergy Mississippi   2.36     2.37  3.79(c)  2.12     2.92    3.41
Entergy New Orleans   5.66(b)  2.66  4.68(c)  1.91     3.93    4.19
System Energy         1.74     2.04  1.87     1.23     2.07    2.14


                          Ratios of Earnings to Combined Fixed
                            Charges and Preferred Dividends
                                  Twelve Months Ended
                                      December 31,              September 30,
                          1991     1992   1993     1994     1995    1996

Entergy Arkansas          1.87     1.86   2.54(c)  1.97     2.12    2.32(e)
Entergy Gulf States (a)   1.19     1.37   1.21      .29(d)  1.54    1.11
Entergy Louisiana         1.95     2.18   2.39     2.43     2.60    2.59(e)
Entergy Mississippi       1.94     1.97   3.08(c)  1.81     2.51    2.97
Entergy New Orleans       4.97(b)  2.36   4.12(c)  1.73     3.56    3.86

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

(d)  Earnings  for the year ended December 31, 1994, for  Entergy
     Gulf  States  were not adequate to cover fixed  charges  and combined  fixed  charges and preferred dividends  by  $144.8 million and $197.1 million, respectively.

(e)  Includes  distributions  on  company-obligated   mandatorily
     redeemable  preferred securities of $0.7  million  and  $1.3
     million   for   Entergy  Arkansas  and  Entergy   Louisiana,
     respectively.



Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

** 4(a) - Twentieth  Supplemental Indenture, dated as  of  August
          1, 1996, to System Energy's Mortgage and Deed of Trust, dated as of June 15, 1977 (filed as Exhibit A-2(a)(1) to Rule 24 Certificate dated August 8, 1996 in File No. 70-8511).

** 4(b) - Twenty-first  Supplemental  Indenture,  dated   as   of
          August 1, 1996, to System Energy's Mortgage and Deed of Trust, dated as of June 15, 1977 (filed as Exhibit A-2(a)(2) to Rule 24 Certificate dated August 8, 1996 in File No. 70-8511).

** 4(c) - Thirtieth   Assignment   of   Availability   Agreement,
          Consent and Agreement, dated as of August 1, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans, and United States Trust Company of New York and Gerard F. Ganey, as Trustees (filed as Exhibit B-2(a) to Rule 24 Certificate dated August 8, 1996 in File No. 70-8511).

** 4(d) - Thirty-first  Assignment  of  Availability   Agreement,
          Consent and Agreement, dated as of August 1, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and United States Trust Company of New York and Gerard F. Ganey, as Trustees (filed as Exhibit B-2(b) to Rule 24 Certificate dated August 8, 1996 in File No. 70-8511).

** 4(e) - Thirtieth  Supplementary Capital  Funds  Agreement  and
          Assignment, dated as of August 1, 1996, among Entergy Corporation, System Energy and United States Trust Company of New York and Gerard F. Ganey, as Trustees (filed as Exhibit B-3(a) to Rule 24 Certificate dated August 8, 1996 in File No. 70-8511).

** 4(f) - Thirty-first Supplementary Capital Funds Agreement  and
          Assignment, dated as of August 1, 1996. among Entergy Corporation, System Energy and United States Trust Company of New York and Gerard F. Ganey, as Trustees (filed as Exhibit B-3(b) to Rule 24 Certificate dated August 8, 1996 in File No. 70-8511).

** 4(g) - Indenture  for  Unsecured Subordinated Debt  Securities
          relating to Trust Securities between Entergy Arkansas and Bank of New York (as Trustee), dated as of August 1, 1996 (filed as Exhibit A-1(a) to Rule 24
          Certificate  dated  August 26, 1996  in  File  No.  70-
          8723).

** 4(h) - Amended   and  Restated  Trust  Agreement  of   Entergy
          Arkansas Capital I, dated as of August 14, 1996 (filed as Exhibit A-3(a) to Rule 24 Certificate dated August
          26, 1996 in File No. 70-8723).

** 4(i) - Guarantee   Agreement  between  Entergy  Arkansas   (as
          Guarantor) and The Bank of New York (as Trustee), dated as of August 14, 1996, with respect to Entergy Arkansas Capital I's obligations on its 8 1/2% Cumulative Quarterly Income Preferred Securities, Series A (filed as Exhibit A-4(a) to Rule 24
          Certificate  dated  August 26, 1996  in  File  No.  70-
          8723).

   4(j) - Agreement  as  to  Expenses  and  Liabilities   between
          Entergy Arkansas and Entergy Arkansas Capital I, dated as of August 14, 1996.

   23(a)- Consent  of  Clark,  Thomas & Winters  (A  Professional
          Corporation).

   23(b)- Consent of Sandlin Associates.


   27(a)- Financial  Data  Schedule for Entergy  Corporation  and
          Subsidiaries as of September 30, 1996.

   27(b)- Financial  Data  Schedule for Entergy  Arkansas  as  of
          September 30, 1996.

   27(c)- Financial Data Schedule for Entergy Gulf States  as  of
          September 30, 1996.

   27(d)- Financial  Data  Schedule for Entergy Louisiana  as  of
          September 30, 1996.

   27(e)- Financial Data Schedule for Entergy Mississippi  as  of
          September 30, 1996.

   27(f)- Financial Data Schedule for Entergy New Orleans  as  of
          September 30, 1996.

   27(g)- Financial  Data  Schedule  for  System  Energy  as   of
          September 30, 1996.

   99(a)- Entergy  Arkansas Computation of Ratios of Earnings  to
          Fixed   Charges  and  of  Earnings  to  Combined  Fixed
          Charges and Preferred Dividends, as defined.

   99(b)- Entergy Gulf States Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed
          Charges and Preferred Dividends, as defined.

   99(c)- Entergy Louisiana Computation of Ratios of Earnings  to
          Fixed   Charges  and  of  Earnings  to  Combined  Fixed
          Charges and Preferred Dividends, as defined.

   99(d)- Entergy Mississippi Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed
          Charges and Preferred Dividends, as defined.

   99(e)- Entergy New Orleans Computation of Ratios of Earnings to Fixed Charges and of Earnings to Combined Fixed
          Charges and Preferred Dividends, as defined.

   99(f)- System  Energy's Computation of Ratios of  Earnings  to
          Fixed Charges, as defined.

** 99(g)- Annual  Reports  on  Form 10-K of Entergy  Corporation,
          Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy for the fiscal year ended December 31, 1995, portions of which are incorporated herein by reference as described elsewhere in this document (filed with the SEC in File Nos. 1-11299, 1-10764, 1-2703, 1-8474, 0-320, 0-5807, and 1-9067,
          respectively).

** 99(h)- Quarterly  Reports on Form 10-Q of Entergy Corporation,
          Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy for the quarter ended March 31,
          1996, portions of which are incorporated herein by reference as described elsewhere in this document (filed with the SEC in File Nos. 1-11299, 1-10764, 1-2703, 1-8474, 0-320, 0-5807, and 1-9067,
          respectively).

** 99(i)- Quarterly  Reports on Form 10-Q of Entergy Corporation,
          Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy for the quarter ended June 30, 1996, portions of which are incorporated herein by reference as described elsewhere in this document (filed with the SEC in File Nos. 1-11299, 1-10764, 1-2703, 1-8474,
          0-320, 0-5807, and 1-9067, respectively).

** 99(j)- Opinion  of  Clark,  Thomas & Winters,  A  Professional
          Corporation, dated September 30, 1992, regarding the effect of the October 1, 1991, judgment in Entergy Gulf States v. PUCT in the District Court of Travis County, Texas (99-1 in Registration No. 33-48889).


** 99(k)- Opinion  of  Clark,  Thomas & Winters,  A  Professional
          Corporation, dated August 8, 1994, regarding recovery of costs deferred pursuant to PUCT order in Docket 6525 (filed as Exhibit 99(j) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, in File No. 1-2703).

   99(l)- Opinion  of  Clark,  Thomas & Winters,  A  Professional
          Corporation,  confirming its opinions  dated  September
          30, 1992, and August 8, 1994.
___________________________

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended September 30, 1996, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended September 30, 1996.

**   Incorporated herein by reference as indicated.

     (b)   Reports on Form 8-K

     Entergy Corporation and Entergy Gulf States
           A current report on Form 8-K, dated August 26, 1996, was filed with the SEC on August 28, 1996, reporting information under Item 5. "Other Events."

     Entergy Corporation and Entergy Mississippi
           A current report on Form 8-K, dated August 22, 1996, was filed with the SEC on August 28, 1996, reporting information under Item 5. "Other Events."

     Entergy  Corporation,  Entergy  Gulf  States,  and  Entergy
     Louisiana
           A current report on Form 8-K, dated September 5, 1996, was filed with the SEC on September 6, 1996, reporting information under Item 5. "Other Events."

     Entergy Corporation
           A current report on Form 8-K, dated October 11, 1996, was filed with the SEC on October 11, 1996, reporting information under Item 5. "Other Events."

     Entergy Corporation and Entergy Arkansas
           A current report on Form 8-K, dated October 24, 1996, was filed with the SEC on October 29, 1996, reporting information under Item 5. "Other Events."


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



                                             /s/ Louis E. Buck
                                               Louis E. Buck
                                      Vice President, Chief Accounting
                                       Officer and Assistant Secretary
                                    (For each Registrant and for each as
                                        Principal Accounting Officer)



Date:  November 4, 1996