Form 10-K
period 1996-12-31
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC
filed 1997-03-10
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

______________________________________________________________________

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K
(Mark One)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 1996

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
                (an Arkansas corporation)
                Echelon One
                1340 Echelon Parkway
                Jackson, Mississippi 39213
                Telephone (601) 368-5000
______________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

                                                                                    Name of Each Exchange
Registrant                       Title of Class                                     on Which Registered
Entergy Corporation              Common Stock, $0.01 Par Value - 235,117,712        New York Stock Exchange, Inc.
                                   Shares outstanding at February 28, 1997          Chicago Stock Exchange
                                                                                      Incorporated
                                                                                    Pacific Stock Exchange
                                                                                      Incorporated


Entergy Arkansas Capital I       8-1/2% Cumulative Quarterly Income Preferred       New York Stock Exchange, Inc.
                                   Securities, Series A

Entergy Gulf States, Inc.        Preferred Stock, Cumulative, $100 Par Value:
                                   $4.40 Dividend Series                            New York Stock Exchange, Inc.
                                   $4.52 Dividend Series                            New York Stock Exchange, Inc.
                                   $5.08 Dividend Series                            New York Stock Exchange, Inc.
                                   $8.80 Dividend Series                            New York Stock Exchange, Inc.
                                   Adjustable Rate Series B (Depository Receipts)   New York Stock Exchange, Inc.

                                 Preference Stock, Cumulative, without Par Value    New York Stock Exchange, Inc.
                                   $1.75 Dividend Series

Entergy Gulf States Capital I    8.75% Cumulative Quarterly Income Preferred        New York Stock Exchange, Inc.
                                   Securities, Series A

Entergy Louisiana, Inc.          12.64% Preferred Stock, Cumulative, $25 Par        New York Stock Exchange, Inc.
                                   Value

Entergy Louisiana Capital I      9% Cumulative Quarterly Income Preferred           New York Stock Exchange, Inc.
                                   Securities, Series A

Securities registered pursuant to Section 12(g) of the Act:

Registrant                     Title of Class

Entergy Arkansas, Inc.         Preferred Stock, Cumulative, $100 Par Value
                               Preferred Stock, Cumulative, $25 Par Value
                               Preferred Stock, Cumulative, $0.01 Par Value

Entergy Gulf States, Inc.      Preferred Stock, Cumulative, $100 Par Value

Entergy Louisiana, Inc.        Preferred Stock, Cumulative, $100 Par Value
                               Preferred Stock, Cumulative, $25 Par Value

Entergy Mississippi, Inc.      Preferred Stock, Cumulative, $100 Par Value

Entergy New Orleans, Inc.      Preferred Stock, Cumulative, $100 Par Value

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

      The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates, was $6.2 billion based on the reported last sale price of such stock on the New York Stock Exchange on February 28, 1997. Entergy Corporation is the sole holder of the common stock of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc.


                  DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 9, 1997, are incorporated by reference into Part III hereof.

                           TABLE OF CONTENTS

                                                                Page
                                                               Number

Definitions                                                       i
Part I
     Item   1.Business                                            1
     Item   2.Properties                                         35
     Item   3.Legal Proceedings                                  36
     Item   4.Submission of Matters to a Vote of Security Holders36
Part II
     Item   5.Market for Registrants' Common Equity and Related
               Stockholder Matters                               36
     Item   6.Selected Financial Data                            37
     Item   7.Management's Discussion and Analysis of Financial
               Condition and Results of Operations               37
     Item   8.Financial Statements and Supplementary Data        38
     Item   9.Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure              182
Part III
     Item 10.Directors and Executive Officers of the Registrants182
     Item 11.Executive Compensation                             191
     Item 12.Security Ownership of Certain Beneficial Owners
                and Management                                  198
     Item 13.Certain Relationships and Related Transactions     202
Part IV
     Item 14.Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                              203
Experts                                                         203
Signatures                                                      204
Consents of Experts                                             211
Report of Independent Accountants on Financial Statement
   Schedules                                                    214
Index to Financial Statement Schedules                          S-1
Exhibit Index                                                   E-1


This combined Form 10-K is separately filed by Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter.

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

      Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym            Term

AFUDC               Allowance for Funds Used During Construction

Algiers             15th Ward of the City of New Orleans, Louisiana

ALJ                 Administrative Law Judge

ANO Arkansas Nuclear One Steam Electric Generating Station (nuclear), owned by Entergy Arkansas

ANO 1               Unit No. 1 of ANO

ANO 2               Unit No. 2 of ANO

APB                 Accounting Principles Board

APSC                Arkansas Public Service Commission

Availability
 Agreement          Agreement, dated as of June 21, 1974, as  amended,
                    among System Energy and Entergy Arkansas,  Entergy
                    Louisiana,  Entergy Mississippi, and  Entergy  New
                    Orleans, and the assignments thereof

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

CitiPower           CitiPower Ltd.

City of New Orleans
 or City            New Orleans, Louisiana

Council             Council of the City of New Orleans, Louisiana

D.C. Circuit        United States Court of Appeals for the District of
                    Columbia Circuit

DOE                 United States Department of Energy

domestic utility
 companies          Entergy  Arkansas,  Entergy Gulf  States,  Entergy
                    Louisiana,  Entergy Mississippi, and  Entergy  New
                    Orleans, collectively

EPA                 Environmental Protection Agency

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

Entergy Mississippi Entergy  Mississippi,  Inc., formerly  Mississippi
                    Power & Light Company

Entergy New Orleans Entergy  New  Orleans, Inc., formerly New  Orleans
                    Public Service Inc.

Entergy Operations  Entergy Operations, Inc.

Entergy Power       Entergy Power, Inc.

Entergy Services    Entergy Services, Inc.

EPMC                Entergy Power Marketing Corporation

ETHC                Entergy Technology Holding Company

EWG                 Exempt Wholesale Generator

FASB                Financial Accounting Standards Board

FERC                Federal Energy Regulatory Commission

FUCO                Foreign Utility Company

G&R                 General and Refunding

Grand Gulf          Grand   Gulf  Steam  Electric  Generating  Station
                    (nuclear), owned 90% by System Energy

Grand Gulf 1        Unit No. 1 of Grand Gulf

Grand Gulf 2        Unit No. 2 of Grand Gulf

Independence        Independence Steam Electric Station (coal),  owned
                    16%   by   Entergy   Arkansas,  25%   by   Entergy
                    Mississippi, and 11% by Entergy Power

IRS                 Internal Revenue Service

kWh                 kilowatt-hour(s)

London Electricity  London Electricity plc

LPSC                Louisiana Public Service Commission

MCF                 1,000 cubic feet of gas

Merger The combination transaction, consummated on December 31, 1993, by which Entergy Gulf States became a subsidiary of Entergy Corporation and Entergy Corporation became a Delaware corporation

MPSC                Mississippi Public Service Commission

MW                  Megawatt(s)

Nelson Unit 6       Unit  No.  6  (coal) of the Nelson Steam  Electric
                    Generating  Station,  owned 70%  by  Entergy  Gulf
                    States

NISCO               Nelson Industrial Steam Company

1991 NOPSI
 Settlement         Agreement,  retroactive to October 4, 1991,  among
                    Entergy New Orleans, the Council, and the Alliance
                    for   Affordable  Energy,  Inc.  (local   consumer
                    advocate  group),  which  settled  certain   Grand
                    Gulf 1 prudence issues and certain litigation related to the resolution adopted by the Council on February 4, 1988, disallowing Entergy New
                    Orleans' recovery of $135 million of previously deferred Grand Gulf 1-related costs

1994 NOPSI
 Settlement         Settlement  effective  January  1,  1995,  between
                    Entergy  New  Orleans  and the  Council  in  which
                    Entergy   New   Orleans  agreed  to  implement   a
                    permanent reduction in electric and gas rates  and
                    resolve   disputes  with  the   Council   in   the
                    interpretation of the 1991 NOPSI Settlement

NRC                 Nuclear Regulatory Commission

PRP                 Potentially  Responsible Party (a person or entity
                    that   may  be   responsible  for  remediation  of
                    environmental contamination)

PUCT                Public Utility Commission of Texas

PUHCA Public Utility Holding Company Act of 1935, as amended

PURPA               Public Utility Regulatory Policies Act

Rate Cap The level of Entergy Gulf States' retail electric base rates in effect at December 31, 1993, for the Louisiana retail jurisdiction, and the level of such rates in effect prior to the settlement agreement with the PUCT on July 21, 1994, for the Texas retail jurisdiction, which may not be exceeded before December 31, 1998

Reallocation
 Agreement          1981  Agreement, superseded in part by a June  13,
                    1985  decision  of  FERC, among Entergy  Arkansas,
                    Entergy  Louisiana,  Entergy Mississippi,  Entergy
                    New Orleans, and System Energy relating to the sale of capacity and energy from Grand Gulf

Ritchie 2           Unit  No.  2  of the R. E. Ritchie Steam  Electric
                    Generating Station (gas/oil)

River Bend          River   Bend  Steam  Electric  Generating  Station
                    (nuclear), owned 70% by Entergy Gulf States

RUS                 Rural   Utility   Services  (formerly  the   Rural
                    Electrification Administration or "REA")

SEC                 Securities and Exchange Commission

SFAS                Statement  of   Financial   Accounting  Standards,
                    promulgated by the Financial Accounting  Standards
                    Board

SMEPA               South Mississippi Electric Power Agency

System Agreement    Agreement, effective January 1, 1983, as modified,
                    among the domestic utility companies relating to the sharing of generating capacity and other power resources

System Energy       System Energy Resources, Inc.

System Fuels        System Fuels, Inc.

Unit Power Sales
 Agreement          Agreement,  dated as of June 10, 1982, as  amended
                    and approved by FERC, among Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy
                    New Orleans, and System Energy, relating to the sale of capacity and energy from System Energy's share of Grand Gulf 1

Waterford 3         Unit  No.  3  (nuclear)  of  the  Waterford  Steam
                    Electric   Generating  Station,  owned  90.7%   by
                    Entergy Louisiana. The remaining 9.3% undivided interest is leased by Entergy Louisiana.

                                PART I

Item 1.  Business

                          BUSINESS OF ENTERGY


General

      Entergy Corporation is a Delaware corporation which, through its direct and indirect subsidiaries, engages in the domestic and foreign electric utility business, other domestic energy-related enterprises, and telecommunications-based businesses. It has no significant assets other than the stock of its subsidiaries. Entergy Corporation is registered as a public utility holding company under PUHCA. As such, Entergy Corporation and its various direct and indirect subsidiaries (with the exception of its EWG, FUCO, and ETHC subsidiaries) are subject to the broad regulatory provisions of PUHCA. PUHCA historically has limited the operations of registered holding companies to a single, integrated public utility system and functionally related activities.

Domestic Operations and Investments

     Entergy Corporation has five wholly-owned domestic retail electric utility subsidiaries: Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. As of December 31, 1996, these utility companies provided retail electric service to approximately 2.4 million customers in portions of the states of Arkansas, Louisiana, Mississippi, Tennessee, and Texas. In addition, Entergy Gulf States furnishes natural gas utility service in and around Baton Rouge, Louisiana, and Entergy New Orleans furnishes natural gas utility service in New Orleans, Louisiana. The business of these domestic utility companies is subject to seasonal fluctuations, with the peak period occurring during the third quarter of each year. During 1996, these domestic utility companies' combined electric sales as a percentage of total electric sales were: residential - 26.5%; commercial - 19.9%; and industrial - 41.5%. Electric revenues from these sectors as a percentage of total electric revenues were: residential - 35.3%; commercial - 24.4%; and industrial - 30.8%. Sales to governmental and municipal sectors and to nonaffiliated utilities accounted for the balance of energy sales. The major industrial customers of these companies are in the chemical processing, petroleum refining, paper products, and food products industries. The retail rates and services of Entergy's domestic retail utility subsidiaries are regulated by state and/or local utility regulatory bodies.

      Entergy Corporation owns directly all of the common stock of Entergy Power, a Delaware corporation and domestic power producer that owns 725 MW of fossil-fueled generating assets located in Arkansas. Entergy Power markets electric capacity and energy in the wholesale market. Entergy Corporation also owns 100% of the voting stock of System Energy, an Arkansas corporation that owns and leases an aggregate 90% undivided interest in the Grand Gulf nuclear plant. System Energy sells the capacity and energy from its interest in Grand Gulf 1 at wholesale to its only customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (see "CAPITAL REQUIREMENTS AND FUTURE FINANCING - Certain System Financial and Support Agreements - Unit Power Sales Agreement," below). Both Entergy Power's and System Energy's wholesale power sales are subject to the jurisdiction of FERC.

      Entergy Services, Inc., a Delaware corporation wholly-owned by Entergy Corporation, provides general executive, advisory, administrative, accounting, legal, engineering, and other services primarily to the domestic utility companies of Entergy Corporation, but also to Entergy Enterprises. Entergy Operations, a Delaware corporation, is also wholly-owned by Entergy Corporation and provides nuclear management, operations and maintenance services under contract for ANO, River Bend, Waterford 3, and Grand Gulf 1, subject to the owner oversight of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, respectively. Entergy Services and Entergy Operations provide their services to Entergy's domestic retail electric utility subsidiaries, generally at cost, pursuant to service agreements approved by the SEC under PUHCA.

      Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans own 35%, 33%, 19%, and 13%, respectively, of the common stock of System Fuels, a subsidiary incorporated in Louisiana that implements and/or maintains certain programs to procure, deliver, and store fuel supplies for those companies and for Entergy Gulf States.

     Entergy Gulf States has wholly-owned subsidiaries that (i) operate intrastate gas pipelines in Louisiana used primarily to transport fuel to two of Entergy Gulf States' generating stations; (ii) own the Lewis Creek Station, a gas-fired generating plant, which is leased to and operated by Entergy Gulf States; and (iii) own several miles of railroad track constructed in Louisiana for the purpose of transporting coal for use as boiler fuel at Entergy Gulf States' Nelson Unit 6 generating facility.

      Entergy Enterprises is a wholly-owned nonutility subsidiary of Entergy Corporation incorporated under Louisiana law, which invests in and develops energy-related projects and businesses. Entergy Enterprises, directly or through subsidiaries, markets energy-related expertise, products, and services to third parties and provides services to certain nonutility companies owned by Entergy. Services provided to third-parties include (i) energy management; (ii) management, operations and maintenance services for fossil and nuclear generating plants; and (iii) energy efficient lighting, heating, and cooling systems.

      Entergy Power Marketing Corporation, a Delaware corporation, is a wholly-owned subsidiary of Entergy Corporation that is in the business of marketing electricity and generating fuels to third parties. It has applied to the SEC for authority to deal in a wide range of energy commodities and related financial products.

     During 1996, Entergy entered into several telecommunications-based businesses, including primarily security monitoring firms operating in North and South Carolina, Alabama, and Florida. These businesses are owned through Entergy Technology Holding Company, a wholly-owned Delaware subsidiary of Entergy Corporation. Entergy Technology Holding Company intends to engage in a variety of telecommunications based enterprises that are exempt from regulation under PUHCA.

Foreign Operations and Investments

      Since 1993, Entergy Corporation has directly or indirectly acquired interests in a number of foreign utility businesses. Entergy Corporation's indirect wholly-owned Australian subsidiary, CitiPower, was acquired in 1996. CitiPower is principally engaged in the electric distribution business in Melbourne, Australia, where it serves approximately 238,000 retail customers. Entergy Corporation also indirectly owns a 5% interest in Edesur, S.A., which is the retail electric distribution company for about 1.9 million customers in Buenos Aires, Argentina. In addition, on February 7, 1997, Entergy Corporation acquired a controlling stock interest in London Electricity plc, a regional electric company that is principally engaged in the distribution of electricity for approximately 2 million customers in and around London, England. London Electricity also engages in other business activities, including ownership of an interest in a 1,000 MW gas-fired combined cycle generating station and several private electric distribution systems.

     Other foreign electric generation and transmission assets in which Entergy Corporation owns an interest are set forth below:

          Investment                         Percent Ownership

     Argentina - Costanera, 1,260 MW              6%
     Argentina - Costanera, expansion, 220 MW     10%
     Pakistan - Hub River, 1,292 MW               7%
     Peru - Edegel - 793 MW                       21%
     Argentina - Transener                        10%
          (transmission 5,000 miles)

      As of December 31, 1996, Entergy Corporation had a net investment of $812 million in equity capital in businesses other than its domestic retail utility businesses. Entergy Corporation continues to seek opportunities to expand its domestic and foreign businesses that are not regulated by domestic state and local utility regulatory authorities. Entergy Corporation's continued acquisition of and investments in certain foreign and domestic businesses is subject to regulation (including the effect of exemptive provisions) under PUHCA.

     International operations are subject to the risks inherent in conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, limitations on foreign participation in local energy-related enterprises, and other restrictions. Changes in the relative value of currencies occur from time to time and their effects may be favorable or unfavorable on the results of operations and statement of cash flows. In addition, there are exchange control restrictions in certain countries related to the repatriation of earnings.


Selected Data

      Selected domestic customer and sales data for 1996 are summarized in the following tables:


                                                                            Customers as of
                                                                            December 31, 1996
                    Area Served                                           Electric       Gas
Entergy Arkansas    Portions of Arkansas and Tennessee                      614,748           -
Entergy Gulf States Portions of Texas and Louisiana                         629,583      87,384
Entergy Louisiana   Portions of Louisiana                                   617,378           -
Entergy Mississippi Portions of Mississippi                                 375,456           -
Entergy New Orleans City of New Orleans, except Algiers, which
                      is provided electric service by Entergy Louisiana     188,913     151,528
                                                                          ---------     -------
Total                                                                     2,426,078     238,912
                                                                          =========     =======


              1996 - Selected Electric Energy Sales Data

                              Entergy    Entergy     Entergy     Entergy      Entergy     System
                             Arkansas  Gulf States  Louisiana  Mississippi  New Orleans   Energy   Total(a)
                                                      (Millions of kWh)
Electric Department:
  Sales to retail customers   17,134      31,551     30,843       11,272       5,526          -     96,326
  Sales for resale:
    - Affiliates              10,471         656        143        1,368          66      8,302          -
    - Others                   6,720       2,148        982          521         212          -     10,583
                              ----------------------------------------------------------------------------
      Total                   34,325      34,355     31,968       13,161       5,804      8,302    106,909
Steam Department:
  - Sales to steam
    products customer              -       1,826          -            -           -          -      1,826
                              ----------------------------------------------------------------------------
       TOTAL                  34,325      36,181     31,968       13,161       5,804      8,302    108,735
                              ============================================================================
Average use per residential
 customer (kWh)               11,497      14,673     14,579       13,613      11,696          -     13,455
                              ============================================================================

(a)  Includes the effect of intercompany eliminations.

      Entergy New Orleans sold 18,192,798 MCF of natural gas to retail customers in 1996. Revenues from natural gas operations for each of the three years in the period ended December 31, 1996, were material for Entergy New Orleans, but not material for Entergy (see "INDUSTRY SEGMENTS" below for a description of Entergy New Orleans' business segments).

      Entergy Gulf States sold 7,325,289 MCF of natural gas to retail customers in 1996. Revenues from natural gas operations for each of the three years in the period ended December 31, 1996, were not material for Entergy Gulf States.

      See "ENTERGY CORPORATION AND SUBSIDIARIES SELECTED FINANCIAL DATA
- FIVE-YEAR COMPARISON," and "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, and SYSTEM ENERGY," which follow each company's financial statements in this report, for further information with respect to operating statistics.

Employees

     As of December 31, 1996, Entergy had 13,363 employees as follows:

               Full-time:
                 Entergy Corporation                     -
                 Entergy Arkansas                    1,455
                 Entergy Gulf States                 1,566
                 Entergy Louisiana                     756
                 Entergy Mississippi                   742
                 Entergy New Orleans                   328
                 System Energy                           -
                 Entergy Operations                  3,728
                 Entergy Services                    2,940
                 Other subsidiaries                  1,713
                                                    ------
                    Total Full-time                 13,228
                 Part-time                             135
                                                    ------
                    Total Entergy                   13,363
                                                    ======


Competition

      Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" for a detailed discussion of competitive challenges Entergy faces in the utility industry, including the recent filings of the domestic utility companies with their respective state and local regulatory authorities addressing transition to competition.


               CAPITAL REQUIREMENTS AND FUTURE FINANCING

      Construction expenditures for the domestic utility companies and System Energy (including environmental expenditures, which are immaterial, and AFUDC, but excluding nuclear fuel) for the period 1997-1999 are estimated as follows:

                                  1997    1998    1999    Total
                                          (In Millions)

       Entergy Arkansas           $159    $186    $196     $541
       Entergy Gulf States         140     147     150      437
       Entergy Louisiana           102      99      99      300
       Entergy Mississippi          63      66      68      197
       Entergy New Orleans          27      28      29       84
       System Energy                19      21      23       63


       With   the   exception  of  Entergy  Arkansas,  no   significant
construction costs are expected in connection with the domestic utility companies' generating facilities. Projected construction expenditures for the replacement of ANO 2's steam generators are included in Entergy
Arkansas'   estimated  figures  above.   See  Note  9  for   additional
information.   Actual construction costs may vary from these  estimates
because of a number of factors, including changes in load growth estimates, changes in environmental regulations, modifications to nuclear units to meet regulatory requirements, increasing costs of labor, equipment and materials, and cost of capital. In addition to construction expenditure requirements, Entergy must meet scheduled long-term debt and preferred stock maturities and cash sinking fund
requirements.    See  Notes  4,  5,  6,  and  7  for  further   capital
requirements and financing information.

      Entergy Corporation's primary capital requirements are to invest periodically in, or make loans to, its subsidiaries and to invest in new enterprises. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES," for additional discussion of Entergy Corporation's current and future planned investments in its subsidiaries and financial sources for such investments. The principal source of funds for Entergy Corporation is dividend distributions from its subsidiaries. Certain events, such as the River Bend issues discussed in Notes 2 and 9, could limit the amount of these distributions. Substantial write-offs or charges resulting from adverse rulings in this matter could adversely affect Entergy Gulf States' ability to pay dividends.

Certain System Financial and Support Agreements

Unit  Power  Sales  Agreement   (Entergy Arkansas,  Entergy  Louisiana,
Entergy Mississippi,  Entergy New Orleans, and System Energy)

      The Unit Power Sales Agreement allocates capacity and energy from System Energy's 90% ownership and leasehold interests in Grand Gulf 1 (and the related costs) to Entergy Arkansas (36%), Entergy Louisiana (14%), Entergy Mississippi (33%), and Entergy New Orleans (17%). Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans make payments to System Energy for their respective entitlements of capacity and energy on a full cost-of-service basis regardless of the quantity of energy delivered, so long as Grand Gulf 1 remains in commercial operation. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. The financial condition of System Energy depends upon the continued commercial operation of Grand Gulf 1 and the receipt of payments from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Payments made by Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under the Unit Power Sales Agreement are generally recovered through rates. In the case of Entergy Arkansas and Entergy Louisiana, payments are also recovered through sales of electricity from their respective retained shares of Grand Gulf 1. See Note 2 for further information regarding retained shares.

Availability Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The  Availability  Agreement  among  System  Energy  and  Entergy
Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans was entered into in 1974 in connection with the financing by System Energy of Grand Gulf. The Availability Agreement provided that System Energy would join in the System Agreement on or before the date on which Grand Gulf 1 was placed in commercial operation. It also provided that System Energy would make available to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans all capacity and energy available from System Energy's share of Grand Gulf.

      Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans also agreed severally to pay System Energy monthly for the right to receive capacity and energy available from Grand Gulf in amounts that (when added to any amounts received by System Energy under the Unit Power Sales Agreement, or otherwise) would at least equal System Energy's total operating expenses for Grand Gulf (including depreciation at a specified rate) and interest charges.

     Under the Availability Agreement, as amended to date:

       - the obligations of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans for payments for Grand Gulf 1 became effective upon commercial operation of Grand Gulf 1 on July 1, 1985;

       - the sale of capacity and energy generated by Grand Gulf is governed by the Unit Power Sales Agreement;

       - the September 1989 write-off of System Energy's investment in Grand Gulf 2, amounting to approximately $900 million, is being amortized for Availability Agreement purposes over 27 years rather than in the month the write-off was recognized on System Energy's books; and

       - the allocation percentages under the Availability Agreement are fixed as follows: Entergy Arkansas - 17.1%; Entergy Louisiana - 26.9%; Entergy Mississippi - 31.3%; and Entergy New Orleans - 24.7%.

      As noted above, the Unit Power Sales Agreement provides for different allocation percentages for sales of capacity and energy from Grand Gulf 1. However, the allocation percentages under the Availability Agreement remain in effect and would govern payments made under such agreement in the event of a shortfall of funds available to System Energy from other sources, including payments by Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans to System Energy under the Unit Power Sales Agreement.

      System Energy has assigned its rights to payments and advances from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under the Availability Agreement as security for its first mortgage bonds and reimbursement obligations to certain banks providing the letters of credit in connection with the equity funding of the sale and leaseback transactions described in Note 10 under "Sale and Leaseback Transactions - Grand Gulf 1 Lease Obligations (System Energy)." In these assignments, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans further agreed that, in the event they were prohibited by governmental action from making payments under the Availability Agreement (if, for example, FERC reduced or disallowed such payments as constituting excessive rates), they would then make subordinated advances to System Energy in the same amounts and at the same times as the prohibited payments. System Energy would not be allowed to repay these subordinated advances so long as it remained in default under the related indebtedness or in other similar circumstances.

      Each of the assignment agreements relating to the Availability Agreement provides that Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans shall make payments directly to System Energy. However, if there is an event of default, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans must make those payments directly to the holders of indebtedness that are the beneficiaries of such assignment agreements. The payments must be made pro rata according to the amount of the respective obligations secured.

      The obligations of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans to make payments under the Availability Agreement are subject to the receipt and continued effectiveness of all necessary regulatory approvals. Sales of capacity and energy under the Availability Agreement would require that the Availability Agreement be submitted to FERC for approval with respect to the terms of such sale. No such filing with FERC has been made because sales of capacity and energy from Grand Gulf are being made pursuant to the Unit Power Sales Agreement. Other aspects of the Availability Agreement, including the obligations of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans to make subordinated advances, are subject to the jurisdiction of the SEC under PUHCA, whose approval has been obtained. If, for any reason, sales of capacity and energy are made in the future pursuant to the Availability Agreement, the jurisdictional portions of the Availability Agreement would be submitted to FERC for approval.

      Since commercial operation of Grand Gulf 1 began, payments under the Unit Power Sales Agreement to System Energy have exceeded the amounts payable under the Availability Agreement. Accordingly, no payments under the Availability Agreement by Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans have ever been required. In the event such payments were required, the ability of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans to recover from their customers amounts paid under the Availability Agreement, or under the assignments thereof, would depend upon the outcome of rate proceedings before state and local regulatory authorities. In view of the controversies that arose over the allocation of capacity and energy from Grand Gulf 1 pursuant to the Unit Power Sales Agreement, opposition to full recovery would be likely and the outcome of such proceedings, should they occur, is not predictable.

     The Availability Agreement may be terminated, amended, or modified by mutual agreement of the parties thereto, upon obtaining the consent, if required, of those holders of System Energy's indebtedness then outstanding who have received the assignments of the Availability Agreement.

Capital Funds Agreement (Entergy Corporation and System Energy)

      System Energy and Entergy Corporation have entered into the Capital Funds Agreement whereby Entergy Corporation has agreed to supply System Energy with sufficient capital to (i) maintain System Energy's equity capital at an amount equal to a minimum of 35% of its total capitalization (excluding short-term debt) and (ii) permit the continued commercial operation of Grand Gulf 1 and pay in full all indebtedness for borrowed money of System Energy when due under any circumstances.

      Entergy Corporation has entered into various supplements to the Capital Funds Agreement, and System Energy has assigned its rights under such supplements as security for its first mortgage bonds and for reimbursement obligations to certain banks providing letters of credit in connection with the equity funding of the sale and leaseback transactions described in Note 10 under "Sale and Leaseback Transactions - Grand Gulf 1 Lease Obligations (System Energy)." Each such supplement provides that permitted indebtedness for borrowed money incurred by System Energy in connection with the financing of Grand Gulf may be secured by System Energy's rights under the Capital Funds Agreement on a pro rata basis (except for the Specific Payments, as defined below). In addition, in the supplements to the Capital Funds Agreement relating to the specific indebtedness being secured, Entergy Corporation has agreed to make cash capital contributions directly to System Energy sufficient to enable System Energy to make payments when due on such indebtedness (Specific Payments). However, if there is an event of default, Entergy Corporation must make those payments directly to the holders of indebtedness benefiting from the supplemental agreements. The payments (other than the Specific Payments) must be made pro rata according to the amount of the respective obligations benefiting from the supplemental agreements.

      The Capital Funds Agreement may be terminated, amended, or modified by mutual agreement of the parties thereto, upon obtaining the consent, if required, of those holders of System Energy's indebtedness then outstanding who have received the assignments of the Capital Funds Agreement.


                      RATE MATTERS AND REGULATION

Rate Matters

      The domestic utility companies' retail rates are regulated by state and/or local regulatory authorities, as described below. FERC regulates their wholesale rates (including intrasystem sales pursuant to the System Agreement) and interstate transmission of electricity, as well as rates for System Energy's sales of capacity and energy from Grand Gulf 1 to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement.

Wholesale Rate Matters

System Energy

       As  described  above  under  "CAPITAL  REQUIREMENTS  AND  FUTURE
FINANCING - Certain System Financial and Support Agreements," System Energy recovers costs related to its interest in Grand Gulf 1 through rates charged to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans for capacity and energy under the Unit Power Sales Agreement.

      On December 12, 1995, System Energy implemented a $65.5 million rate increase, subject to refund. Refer to Note 2 for a discussion of the rate increase request filed by System Energy with FERC.

System Agreement (Energy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

     The domestic utility companies engage in the coordinated planning, construction, and operation of generation and transmission facilities pursuant to the terms of the System Agreement as described under "PROPERTY - Generating Stations," below.

     In connection with the Merger, FERC approved certain rate schedule changes to integrate Entergy Gulf States into the System Agreement. Certain commitments were also adopted to assure that the ratepayers of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans will not be allocated higher costs. Such commitments included: (i) a tracking mechanism to protect these companies from certain unexpected increases in fuel costs; (ii) the exclusion of Entergy Gulf States from the distribution of profits from power sales contracts entered into prior to the Merger; (iii) a methodology to estimate the cost of capital in future FERC proceedings; and (iv) a stipulation that these companies be insulated from certain direct effects on capacity equalization payments if Entergy Gulf States should acquire Cajun's 30% share in River Bend. See "Regulation - Other Regulation and Litigation," for information on appeals of FERC Merger orders and related pending rate schedule changes.

      In the December 15, 1993, order approving the Merger, FERC also initiated a new proceeding to consider whether the System Agreement permits certain out-of-service generating units to be included in reserve equalization calculations under Service Schedule MSS-1 of that agreement. In connection with this proceeding, the LPSC and the MPSC submitted testimony seeking retroactive refunds for Entergy Louisiana and Entergy Mississippi (estimated at $22.6 million and $13.2 million, respectively). The FERC staff subsequently submitted testimony concluding that Entergy's treatment was reasonable. However, because it concluded that Entergy's treatment violated the tariff, FERC staff maintained that refunds of approximately $7.2 million should be ordered. Entergy submitted testimony on September 23, 1994, describing the potential impacts (not including interest) on Service Schedule MSS-1 calculations if extended reserve shutdown units were not included in the MSS-1 calculations during the period 1987 through 1993. Under such a theory, Entergy Louisiana and Entergy Mississippi would have been overbilled by $10.6 and $8.8 million respectively, and Entergy Arkansas and Entergy New Orleans would have been underbilled by $6.3 and $13.1 million respectively. The amounts potentially subject to refund will continue to accrue while the case is pending.

      On March 3, 1995, a FERC ALJ issued an opinion holding that the practice of including the out-of-service units in the reserve equalization calculations during the period 1987 through 1993 was not permitted by Service Schedule MSS-1 and, therefore, constituted a violation of the System Agreement. However, the ALJ found that the violation was in good faith and had benefited the customers of Entergy as a whole. Accordingly, the ALJ recommended that no retroactive refunds should be ordered. The ALJ also held that the System Agreement should be amended to allow out-of-service units to be included in reserve equalization as proposed in an offer of settlement filed by Entergy on February 16, 1994. The ALJ's opinion is subject to review by FERC. If FERC concurs with the finding that the System Agreement was violated, it would have the discretion to order that refunds be made. If that were to occur, certain domestic utility companies may be required to refund some or all of the amount by which they were underbilled pursuant to the System Agreement. The domestic utility companies cannot determine at this time whether they would be authorized to recover through retail rates any amounts associated with refunds that might be ordered by FERC in this proceeding. The matter remains pending before FERC.

      On March 14, 1995, the LPSC filed a complaint with FERC alleging that the System Agreement results in unjust and unreasonable rates and requested that FERC order a hearing on this matter. The LPSC contended that the failure of the System Agreement to exclude curtailable load from the determination of a domestic utility company's responsibility for reserve equalization and transmission equalization costs results in an unjust and unreasonable cost allocation to the domestic utility companies that does not cause these costs to be incurred, and also results in cross-subsidization among the domestic utility companies. Further, the LPSC alleged that the mechanism by which the domestic utility companies purchase energy under the System Agreement results in unjust and unreasonable rates because it does not permit domestic utility companies that engage in real time pricing to be charged the marginal cost of the energy generated for the real time pricing customer. In May 1995, the LPSC amended its original complaint, asserting that the System Agreement should be revised to exclude curtailable load from the cost allocation determination due to conflicts with federal policies under PURPA and with Entergy's system planning philosophy. On August 5, 1996, FERC dismissed the LPSC's complaint and amended complaint. On September 30, 1996, FERC granted the LPSC's request for rehearing, solely for the purpose of affording FERC additional time for consideration of the matters raised on rehearing.

      In June 1995, the APSC filed a complaint with FERC alleging that, because of changed circumstances, FERC's allocation of nuclear decommissioning costs is no longer just and reasonable. The APSC proposed that the System Agreement be amended to provide a new schedule that would equalize nuclear decommissioning costs according to load responsibility among the pre-Merger domestic utility companies. On December 17, 1996, the APSC notified FERC that it was withdrawing its complaint. The withdrawal became effective when FERC issued an order accepting the withdrawal on January 29, 1997.

Open   Access  Transmission  (Entergy  Corporation,  Entergy  Arkansas,
Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      On August 2, 1991, Entergy Services, as agent for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Power, submitted to FERC (i) proposed tariffs that, subject to certain conditions, would provide to electric utilities "open access" to Entergy's integrated transmission system, and (ii) rate schedules providing for sales of wholesale power at market-based rates. FERC approved the filing in August 1992, and various parties filed appeals with the D.C. Circuit. The case was remanded to FERC in July 1994 for further proceedings. On October 31, 1994, Entergy Services, as agent for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, filed revised transmission tariffs. On January 6, 1995, FERC issued an order accepting the tariffs for filing and made them effective, subject to refund. These tariffs provide both point-to-point and network transmission service, and are intended to provide "comparability of service" over the Entergy transmission network. In that order, FERC also ordered that Entergy Power's market pricing authority be investigated, thereby making Entergy Power's market price rate schedules subject to refund. An order in the market price rate investigation is expected to be issued in 1997. Entergy expects that no refunds relating to market base rates will be required.

      On March 29, 1995, FERC issued a supplemental notice of proposed rulemaking (Mega-NOPR) which would require public utilities to provide
non-discriminatory  open  access  transmission  service  to   wholesale
customers,  and  which would also provide guidance on the  recovery  of
wholesale  and  retail  stranded costs.   Under  the  proposal,  public
utilities would be required to file transmission tariffs for both point-to-point and network service. Model transmission tariffs were included
in  the  proposal.   With  regard  to  pending  proceedings,  including
Entergy's tariff proceeding, FERC directed the parties to proceed with their cases while taking into account FERC's views expressed in the
proposed  rule.   Hearings relating to Entergy  Services'  open  access
tariffs concluded on February 22, 1996, and an initial decision was issued by the ALJ on May 21, 1996. The initial decision and offers of partial settlement discussed below are now pending before FERC awaiting a final decision.

      In September 1995 and January 1996, Entergy Services filed offers of partial settlement accepting certain provisions of the transmission tariffs contained in the Mega-NOPR and resolving certain rate issues. The remaining rate and tariff issues will be resolved as part of FERC's rulemaking in the Mega-NOPR, or after scheduled hearings. In August 1995, EPMC filed an application for permission to make market-based sales, but subsequently asked that action not be taken on that request until the open access transmission service proceeding discussed above is resolved. On December 13, 1995, Entergy Services filed revised transmission tariffs in a separate proceeding proposing terms and conditions for open access transmission service that are substantially identical to the terms and conditions contained in the Mega-NOPR transmission tariffs with rates to be the same as those determined in the pending proceeding. On February 14, 1996, FERC accepted for filing the revised transmission tariffs subject to the outcome of the pending proceeding and conditionally accepted EPMC's application for market-based sales. Subsequently, FERC accepted EPMC's application without condition.

     In an April 1996 FERC order (Order No. 888), FERC issued its final rule on open access, nondiscriminatory transmission, and stranded costs. In July 1996, in response to this FERC order, Entergy Services filed, on behalf of the domestic utility companies, its open access pro forma tariff. This tariff, which supersedes the tariffs previously filed, is currently pending before FERC with respect to the rates for transmission service. The rates set forth in the July 1996 tariff are subject to the outcome of FERC action on the May 21, 1996 initial decision and the offers of partial settlement. On January 29, 1997, FERC accepted the non-rate terms and conditions of the July 1996 tariff, subject to limited modifications.

Retail Rate Matters

General (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

     Certain costs related to Grand Gulf 1, Waterford 3, and River Bend were phased into retail rates over a period of years in order to avoid the "rate shock" associated with increasing rates to reflect all such costs at once. The deferral period in which costs are incurred but not currently recovered has expired for all of these programs, and Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are now recovering those costs that were previously deferred.

      Entergy Gulf States is involved in several rate proceedings involving, among other things, recovery of costs associated with River Bend. Some rate relief has been received, but Entergy Gulf States has been unable to obtain recognition in rates for a substantial portion of its River Bend investment. Recovery of certain costs was disallowed while other costs were deferred for future recovery, held in abeyance pending further regulatory action, or treated as investments in deregulated assets. Rate proceedings and appeals relating to these issues are ongoing as discussed in "Entergy Gulf States" below.

      As a means of minimizing the need for retail rate increases, Entergy is committed to containing costs to the greatest degree practicable. In accordance with this retail rate policy, some domestic utility companies have agreed to retail rate caps and/or rate freezes for specified periods of time.

     The retail regulatory philosophy is shifting in some jurisdictions from traditional cost-of-service regulation to incentive-rate regulation. Management believes incentive and performance-based rate plans encourage efficiencies and productivity while permitting utilities and their customers to share in the resulting benefits. Entergy Mississippi and Entergy Louisiana have implemented incentive rate plans. Recognizing that many industrial customers have energy alternatives, Entergy continues to work with these customers to address their needs. In certain cases, competitive prices are negotiated using variable-rate designs.

      Entergy has initiated proceedings with its state and local regulators regarding an orderly transition to a more competitive market for electricity. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS," for a discussion of the transition to competition filings made by Entergy Mississippi, Entergy Gulf States, Entergy Louisiana, and Entergy Arkansas with their state and local regulators.

Least Cost Integrated Resource Planning (Entergy Arkansas, Entergy Gulf
States,  Entergy  Louisiana,  Entergy  Mississippi,  and  Entergy   New
Orleans)

      Entergy continues to utilize integrated resource planning, also known as least cost planning, in order to compete more effectively in both retail and wholesale markets. Integrated resource planning is the development of integrated supply and demand side strategies to meet future electricity demands reliably, at the lowest possible cost, and in a more competitive manner.

      In the fourth quarter of 1995, the domestic utility companies provided to their retail regulators (the APSC, the Council, the LPSC, the MPSC, and the PUCT) a new integrated resource plan, ("IRP"), for informational purposes only. The new IRP provides for a flexible resource strategy to meet Entergy's additional resource requirements over the next ten years. The integrated resource planning provides for the utilization of capacity currently in extended reserve shutdown to meet additional load growth, but also provides the flexibility to rely on short-term power purchases, upgrades to existing nuclear capacity, or cogeneration when these resources are more economical.

Entergy Arkansas

Rate Freeze

     In connection with the settlement of various issues related to the Merger, Entergy Arkansas agreed that it will not request any general retail rate increase that would take effect before November 3, 1998, except for certain instances. See Note 2 for a discussion of the rate freeze as well as other aspects of the settlement agreement between Entergy Arkansas and the APSC.

Recovery of Grand Gulf 1 Costs

      Under the settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas agreed to retain a portion of its Grand Gulf l-related costs, recover a portion of such costs currently, and defer a portion of such costs for future recovery. In 1996 and subsequent years, Entergy Arkansas retains 22% of its 36% interest in Grand Gulf 1 costs and recovers the remaining 78%. Deferrals ceased in l990, and Entergy Arkansas is recovering a portion of the previously deferred costs each year through l998. As of December 31, l996, the balance of deferred costs was $228 million. Entergy Arkansas is permitted to recover on a current basis the incremental costs of financing the unrecovered deferrals.

      Entergy Arkansas has the right to sell capacity and energy from its retained share of Grand Gulf 1 to third parties and to sell such energy to its retail customers at a price equal to Entergy Arkansas' avoided energy cost. Proceeds of sales to third parties of Entergy Arkansas' retained share of Grand Gulf l capacity and energy accrue to the benefit of Entergy Arkansas' stockholder.

Fuel Adjustment Clause

      Entergy Arkansas' retail rate schedules include a fuel adjustment clause to recover the excess cost of fuel and purchased power incurred in the second prior month. The fuel adjustment clause also contains a nuclear reserve fund provision designed to cover the cost of replacement energy during refueling outages at ANO, and an incentive provision that rewards or penalizes Entergy Arkansas depending on the performance of ANO.

Entergy Gulf States

Rate Cap and Other Merger-Related Rate Agreements

      In 1993, the LPSC and the PUCT approved separate regulatory proposals, which included the implementation of a five-year Rate Cap on Entergy Gulf States' retail electric base rates in the respective states, and provisions for passing fuel and nonfuel savings created by the Merger to the customers. See Note 2 for a discussion of the Rate Cap as well as other aspects of the settlement agreement between Entergy Gulf States and the LPSC and the PUCT.

Recovery of River Bend Costs

      Entergy Gulf States deferred approximately $369 million of River Bend operating and purchased power costs, depreciation, and accrued
carrying   charges,   pursuant  to  a  1986  PUCT   accounting   order.
Approximately $182 million of these costs are being amortized over a 20-year period, and the remaining $187 million was written off in the first quarter of 1996 in accordance with SFAS 121, as discussed below. As of December 31, 1996, the unamortized balance of the remaining costs was $117 million. Entergy Gulf States deferred approximately $400.4 million of similar costs pursuant to a 1986 LPSC accounting order, of which approximately $40 million was unamortized as of December 31, 1996, and are being amortized over a 10-year period ending in February 1998.

      In accordance with a phase-in plan approved by the LPSC, Entergy Gulf States deferred $294 million of its River Bend costs related to the period February 1988 through February 1991. Entergy Gulf States has amortized $225 million through December 31, 1996. The remainder of $69 million will be recovered in 1997 and early 1998.

Texas Jurisdiction - River Bend

     In 1988, the PUCT granted Entergy Gulf States a permanent increase in annual revenues of $59.9 million resulting from the inclusion in rate base of approximately $1.6 billion of company-wide River Bend plant investment and approximately $182 million of related Texas retail jurisdiction deferred River Bend costs (Allowed Deferrals). At the same time, the PUCT disallowed as imprudent $63.5 million of company-wide River Bend plant costs and placed in abeyance, with no finding as to prudence, approximately $1.4 billion of company-wide River Bend plant investment and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs (Abeyed Deferrals).

      The PUCT's order has been the subject of several appellate proceedings, culminating in an appeal to the Texas Supreme Court (Supreme Court). On January 31, 1997, the Supreme Court issued an opinion reversing the PUCT's order and remanding the case to the PUCT for further proceedings. The Supreme Court found that the PUCT had prejudiced Gulf States' rights by attempting to defer a ruling on the abeyed plant costs and incorrectly determined the amount of federal income tax expense that should have been allowed in rates. The Supreme Court ruled that the PUCT could choose either to conduct hearings and take further evidence or to decide the case on the original evidence. On February 18, 1997, the Texas Office of Public Utility Counsel filed a motion for rehearing of the Supreme Court's decision, arguing that the Supreme Court's remand should have instructed the PUCT as to how the case should be dealt with on remand. Entergy Gulf States filed a brief in opposition to the motion for rehearing on February 25, 1997. Entergy Gulf States believes that it is unlikely that the Supreme Court will grant the motion for rehearing. No procedural schedule has yet been issued by the PUCT concerning the case on remand.

     As of December 31, 1996, the River Bend plant costs disallowed for retail ratemaking purposes in Texas and the River Bend plant costs held in abeyance totaled (net of taxes and depreciation) approximately $12 million and $266 million, respectively. The Allowed Deferrals were approximately $77 million, net of taxes and amortization, as of December 31, 1996. Entergy Gulf States estimates it has collected approximately $204 million of revenues as of December 31, 1996, as a result of the originally ordered rate treatment by the PUCT of these deferred costs. If recovery of the Allowed Deferrals is not upheld, future refunds could be required and future revenues based upon the Allowed Deferrals could also be lost. However, management believes that it is probable that the Allowed Deferrals will continue to be recovered in rates.

      As a result of the application of SFAS 121, Entergy Gulf States wrote off Abeyed Deferrals of $169 million, net of tax, effective January 1, 1996. In light of the continuing proceedings before the PUCT and the courts (including the January 31, 1997 decision of the Texas Supreme Court), Entergy Gulf States has made no write-offs or reserves for the River Bend plant-related costs. At this time, management and legal counsel are unable to predict the amount of the abeyed and previously disallowed River Bend plant costs that may ultimately be allowed in Entergy Gulf States' Texas retail rates.

      In prior proceedings involving other utilities, the PUCT has held that the original cost of nuclear power plants will be recoverable in electric rates to the extent those costs were prudently incurred. Entergy Gulf States has previously filed with the PUCT a cost reconciliation study prepared by Sandlin Associates, management consultants with expertise in the cost analysis of nuclear power plants, which supports the reasonableness of the River Bend costs held in abeyance by the PUCT. This reconciliation study determined that approximately 82% of the River Bend cost increase above the amount included by the PUCT in rate base was a result of changes in federal nuclear safety requirements, and provided other support for the remainder of the abeyed amounts. In particular, there have been four other rate proceedings in Texas involving nuclear power plants. Disallowed investment in the plants ranged from 0% to 15%. Each case was unique, and the disallowances in each were made for different reasons. Appeals of two of these PUCT decisions are currently pending. Based upon the PUCT's prior decisions, management believes that River Bend construction costs were prudently incurred and that it is reasonably possible that it will recover through rates, or otherwise through means such as a deregulated asset plan, all or substantially all of the abeyed River Bend plant costs. In the event of an adverse ruling in this case, an after-tax write off, as of December 31, 1996, of up to $278 million could be required.

NISCO Unrecovered Costs

      In 1986, the PUCT ordered that the purchased power costs from NISCO in excess of Entergy Gulf States' avoided costs be disallowed. The PUCT disallowance resulted in approximately $12 million to $15 million of unrecovered purchased power costs on an annual basis, which Entergy Gulf States continued to expense as the costs were incurred. In April 1991, the Texas Supreme Court, on the appeal of such order, ordered the PUCT to allow Entergy Gulf States to recover purchased power payments in excess of its avoided cost in future proceedings if Entergy Gulf States established to the PUCT's satisfaction that the payments were reasonable and necessary expenses.

     In January 1992, Entergy Gulf States applied to the PUCT for a new fixed fuel factor and requested a final reconciliation of fuel and purchased power costs incurred between December 1, 1986 and September 30, 1991. Entergy Gulf States proposed to recover net under-recoveries and interest (including under-recoveries related to NISCO) over a twelve-month period. In June 1993, the PUCT concluded that the purchased power payments made to NISCO in excess of Entergy Gulf States' avoided cost were not reasonably incurred. In October 1993, Entergy Gulf States appealed the PUCT's order to the Travis County District Court where the matter is still pending. As of December 31, 1996, Entergy Gulf States has expensed $140.8 million of unrecovered purchased power costs and deferred revenue pending the appeal to the District Court. No assurance can be given as to the timing or outcome of the appeal.

Retail Rate Proceedings

      Refer to Note 2 for a discussion of additional retail rate proceedings which have been resolved during the current year and/or are currently outstanding in the regulatory jurisdictions in which Entergy Gulf States operates.

Fuel Recovery

      Entergy Gulf States' Texas rate schedules include a fixed fuel factor to recover fuel and purchased power costs not recovered in base rates. The fixed factor may be revised every six months in accordance with a schedule set by the PUCT for each utility. To the extent actual costs vary from the fixed factor, refunds or surcharges are required or permitted, respectively. Fuel costs are also subject to reconciliation proceedings every three years. Entergy Gulf States' Louisiana electric rate schedules include a fuel adjustment clause to recover the cost of fuel and purchased power costs in the second prior month, adjusted by a surcharge for deferred fuel expense arising from the monthly reconciliation of actual fuel cost incurred with fuel revenues billed to customers. See Note 2 for a discussion of the LPSC fuel cost reviews.

      Entergy Gulf States' Louisiana gas rates include a purchased gas adjustment to recover the cost of purchased gas.

Steam Customer Contract

      In August 1996, Entergy Gulf States entered into agreements with its only steam customer whereby a generating facility will be leased to such customer beginning in August 1997, the expiration date of the previous contract. As a result of these arrangements, Entergy Gulf States' annualized revenues are expected to decrease by approximately $33 million, and its net income is expected to be reduced by approximately $15 million annually. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS," for a further discussion.

Entergy Louisiana

Recovery of Grand Gulf 1 Costs

      In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted rate relief with respect to costs associated with Waterford 3 and Entergy Louisiana's share of capacity and energy from Grand Gulf l, subject to certain terms and conditions. With respect to Waterford 3, Entergy Louisiana was granted an increase aggregating $170.9 million over the period 1985-1988, and Entergy Louisiana agreed to permanently absorb, and not recover from retail ratepayers, $284 million of its investment in the unit and to defer $266 million of its costs related to the years 1985-1988 to be recovered from April 1988 through June 1997. As of December 31, 1996, Entergy Louisiana's unrecovered deferral balance was $5.7 million.

      With respect to Grand Gulf 1, Entergy Louisiana agreed to retain, and not recover from retail ratepayers, 18% of its 14% share, or approximately 2.52%, of the costs of Grand Gulf 1's capacity and energy. Non-fuel operation and maintenance costs for Grand Gulf 1 are recovered through Entergy Louisiana's base rates. Additionally, Entergy Louisiana is allowed to recover, through the fuel adjustment clause, 4.6 cents per kWh for the energy related to its retained portion of these costs. Alternatively, Entergy Louisiana may sell such energy to nonaffiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC's approval.

Performance-Based Formula Rate Plan

      In June 1995, in conjunction with the LPSC's rate review, a performance-based formula rate plan previously proposed by Entergy Louisiana was approved with certain modifications. See Note 2 for a discussion of Entergy Louisiana's performance-based formula rate plan.

Fuel Adjustment Clause

      Entergy Louisiana's rate schedules include a fuel adjustment clause to recover the cost of fuel and purchased power in the second prior month. The fuel adjustment also includes a surcharge for deferred fuel expense arising from the monthly reconciliation of actual fuel cost incurred with fuel revenues billed to customers.

Entergy Mississippi

Retail Rate Proceedings

      Refer to Note 2 for a discussion of the retail rate proceedings which have been resolved during the current year and/or are currently outstanding in the regulatory jurisdictions in which Entergy Mississippi operates.

Rate Freeze

     In connection with the settlement of various issues related to the Merger, Entergy Mississippi agreed that it will not request any general retail rate increase to take effect before November 3, 1998, except for certain instances. See Note 2 for a discussion of the rate freeze as well as other aspects of the settlement agreement between Entergy Mississippi and the MPSC.

Recovery of Grand Gulf 1 Costs

      The MPSC granted Entergy Mississippi an annual base rate increase of approximately $326.5 million in connection with its allocated share of Grand Gulf 1 costs. The MPSC also provided for the deferral of a portion of such costs that were incurred each year through 1992, and recovery of these deferrals over a period of six years ending in 1998. As of December 31, 1996, the uncollected balance of Entergy Mississippi's deferred costs was approximately $247 million. Entergy Mississippi is permitted to recover the carrying charges on all deferred amounts on a current basis.

Formula Rate Plan

       Under a formulary incentive-rate plan (Formula Rate Plan) effective March 25, 1994, Entergy Mississippi's earned rate of return is calculated automatically every 12 months and compared to and adjusted against a benchmark rate of return (calculated under a separate formula within the Formula Rate Plan). The Formula Rate Plan allows for periodic small adjustments in rates based on a comparison of actual earned returns to benchmark returns and upon certain performance factors. Refer to Note 2 for a discussion of the formula rate plan filing for the 1995 test year. The formula rate plan filing for the 1996 test year will be filed in March 1997.

Fuel Adjustment Clause

      Entergy Mississippi's rate schedules include a fuel adjustment clause that recovers changes in the cost of fuel and purchased power. The monthly fuel adjustment rate is based on projected sales and costs for the month, adjusted for differences between actual and estimated costs and kWh sales for the second prior month.

Entergy New Orleans

Earnings Analysis Filings

      Refer to Note 2 for a discussion of the earnings analysis filings which have been resolved during the current year and/or are currently outstanding in the regulatory jurisdiction in which Entergy New Orleans operates.

Recovery of Grand Gulf 1 Costs

      Under Entergy New Orleans' various rate settlements with the Council in 1986, 1988, and 1991, Entergy New Orleans agreed to absorb and not recover from ratepayers a total of $96.2 million of its Grand Gulf 1 costs. Entergy New Orleans was permitted to implement annual rate increases in decreasing amounts each year through 1995, and to defer certain costs and related carrying charges, for recovery on a schedule extending from 1991 through 2001. As of December 31, 1996, the uncollected balance of Entergy New Orleans' deferred costs was $136 million. The 1994 NOPSI Settlement did not affect the scheduled Grand Gulf 1 phase-in rate increases.

Fuel Adjustment Clause

      Entergy New Orleans' electric rate schedules include a fuel adjustment clause to recover the cost of fuel in the second prior month, adjusted by a surcharge for deferred fuel expense arising from the monthly reconciliation of actual fuel incurred with fuel cost revenues billed to customers. The adjustment, on a monthly basis, also includes the difference between nonfuel Grand Gulf 1 costs paid by Entergy New Orleans and the estimate of such costs provided in Entergy New Orleans' Grand Gulf 1 rate settlements. Entergy New Orleans' gas rate schedules include an adjustment to reflect gas costs in excess of those collected in base rates, adjusted by a surcharge similar to that included in the electric fuel adjustment clause.

Regulation

Federal Regulation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

PUHCA

      As a public utility holding company registered under PUHCA, Entergy Corporation and its various direct and indirect subsidiaries (with the exception of its EWG, FUCO, and ETHC subsidiaries) are subject to the broad regulatory provisions of PUHCA. Except with respect to investments in certain domestic power projects, foreign utility company projects, and telecommunication projects, PUHCA limits the operations of a registered holding company system to a single, integrated public utility system, plus additional systems and businesses.

      Entergy Corporation and other electric utility holding companies have supported legislation in the United States Congress which would repeal PUHCA and transfer certain aspects of the oversight of public utility holding companies from the SEC to FERC. Entergy believes that PUHCA inhibits its ability to compete in the evolving electric energy marketplace and largely duplicates the oversight activities already performed by FERC and state and local regulators. In June 1995, the SEC adopted a report proposing options for the repeal or significant modification of PUHCA and proposed rule changes that would reduce the regulations governing utility holding companies. One rule change adopted as a result of such proposals eliminated the requirement to receive prior authorization for capital contributions made by a parent company to its nonutility subsidiary companies and for financing its nonutility subsidiary companies. Such rule was appealed to the D.C. Circuit by the City of New Orleans, and the appeal was subsequently denied in January 1996.

Federal Power Act

      The domestic utility companies, System Energy, Entergy Power, and EPMC are subject to the Federal Power Act as administered by FERC and the DOE. The Federal Power Act provides for regulatory jurisdiction over the licensing of certain hydroelectric projects, the transmission and wholesale sale of electric energy in interstate commerce, and certain other activities, including accounting policies and practices. Such regulation includes jurisdiction over the rates charged by System Energy for capacity and energy provided to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans from Grand Gulf 1.

      Entergy Arkansas holds a license for two hydroelectric projects (70 MW) that was renewed on July 2, 1980. This license, granted by FERC, expires in February 2003.

Regulation of the Nuclear Power Industry (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

Regulation of Nuclear Power

      Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, operation of nuclear plants is intensively regulated by the NRC, which has broad power to impose licensing and safety-related requirements. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, as owners of all or a portion of ANO, River Bend, Waterford 3, and Grand Gulf 1, respectively, and Entergy Operations, as the licensee and operator of these units, are subject to the jurisdiction of the NRC. Revised safety requirements promulgated by the NRC have, in the past, necessitated substantial capital expenditures at these nuclear plants, and additional such expenditures could be required in the future.

     The nuclear power industry faces uncertainties with respect to the cost and long-term availability of sites for disposal of spent nuclear fuel and other radioactive waste, nuclear plant operations, the technological and financial aspects of decommissioning plants at the end of their licensed lives, and requirements relating to nuclear insurance. These matters are briefly discussed below.

Regulation of Spent Fuel and Other High-Level Radioactive Waste

      Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. However, the DOE has not yet identified a permanent storage repository and, as a result, future expenditures may be required to increase spent fuel storage capacity at the plant sites. For further information concerning spent fuel disposal contracts with the DOE, schedules for initial shipments of spent nuclear fuel, current on-site storage capacity, and costs of providing additional on-site storage, see Note 9.

Regulation of Low-Level Radioactive Waste

      The availability and cost of disposal facilities for low-level radioactive waste resulting from normal nuclear plant operations are subject to a number of uncertainties. Under the Low-Level Radioactive Waste Policy Act of 1980, as amended, each state is responsible for disposal of its own waste, and states may participate in regional compacts to fulfill their responsibilities jointly. The States of Arkansas and Louisiana participate in the Central Interstate Low Level Radioactive Waste Compact (Central States Compact), and the State of Mississippi participates in the Southeast Low Level Radioactive Waste Compact (Southeast Compact). Two disposal sites are currently operating in the United States, but only one site, the Barnwell Disposal Facility (Barnwell), located in South Carolina and operated by the Southeast Compact, is open to out-of-region generators. The availability of Barnwell provides only temporary relief from low-level radioactive waste storage and does not alleviate the need to develop new disposal capacity.

      Both the Central States Compact and the Southeast Compact are working to establish additional disposal sites. Entergy, along with other waste generators, funds the development costs for new disposal facilities. To date, Entergy's expenditures for the development of new disposal facilities total approximately $50 million. Future levels of expenditures are difficult to predict. The current schedule for the site development in both the Central States Compact and the Southeast Compact projects that the new facilities will not be operational before 2000. Due to the political and emotional nature of siting low-level radioactive waste disposal facilities, future delays can be anticipated. Until long-term disposal facilities are established, Entergy will seek continued access to existing facilities. If such access is unavailable, Entergy will store low-level waste at its nuclear plant sites.

Regulation of Nuclear Plant Decommissioning

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy are recovering from ratepayers portions of their estimated decommissioning costs for ANO, River Bend, Waterford 3, and Grand Gulf 1, respectively. These amounts are deposited in trust funds that, together with the related earnings, can only be used for future decommissioning costs. Estimated decommissioning costs are periodically reviewed and updated to reflect inflation and changes in regulatory requirements and technology, and applications are periodically made to appropriate regulatory authorities to reflect in rates any future changes in projected decommissioning costs. For additional information with respect to decommissioning costs for ANO, River Bend, Waterford 3, and Grand Gulf 1, see Note 9.

      The  EPAct  requires  all electric utilities  (including  Entergy
Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy) that purchased uranium enrichment services from the DOE to contribute up to a total of $150 million annually, adjusted for inflation, up to a total of $2.25 billion over approximately 15 years, for decontamination and decommissioning of enrichment facilities. In accordance with the EPAct, contributions to decontamination and decommissioning funds are recovered through rates in the same manner as other fuel costs. See
Note 9 for the estimated annual contributions by Entergy for decontamination and decommissioning fees.

Nuclear Insurance

      The Price-Anderson Act limits public liability for a single nuclear incident to approximately $8.92 billion. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy have protection with respect to this liability through a combination of private insurance and an industry assessment program, and also have insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units. For a discussion of insurance applicable to the nuclear programs of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, see Note 9.

Nuclear Operations

General (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

      Entergy Operations operates ANO, River Bend, Waterford 3, and Grand Gulf 1, subject to the owner oversight of Entergy Arkansas,
Entergy   Gulf   States,   Entergy  Louisiana,   and   System   Energy,
respectively. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, and the other Grand Gulf 1 and River Bend co-owners, have retained their ownership interests in their respective nuclear generating units. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy have also retained their associated capacity and energy entitlements, and pay directly or reimburse Entergy Operations at cost for its operation of the units.

ANO Matters (Entergy Corporation and Entergy Arkansas)

      Entergy Operations has made periodic inspections and repairs on ANO 2's steam generators. In October 1996, Entergy Corporation's Board of Directors authorized Entergy Operations to negotiate a contract, with appropriate cancellation provisions, for the fabrication and replacement of the steam generators at ANO 2. Entergy Operations estimates the cost of fabrication and replacement of the steam generators to be approximately $150 million. A letter of intent for the fabrication has been signed by Entergy Operations, which includes a commitment for not more than $3.2 million, and a contract is expected to be entered into in 1997. If the contract to purchase the steam generators is not canceled, the steam generators will be installed during a planned refueling outage in 2000. See Note 9 for additional information.

River Bend (Entergy Corporation and Entergy Gulf States)

      In connection with the Merger, Entergy Gulf States filed two applications with the NRC in January 1993 to amend the River Bend operating license. The applications sought the NRC's consent to the Merger and to a change in the licensed operator of the facility from Entergy Gulf States to Entergy Operations. The NRC Staff issued the two license amendments for River Bend, which were effective immediately upon consummation of the Merger. On February 14, 1994, Cajun filed with  the  D.C.  Circuit  petitions  for  review  of  the  two  license amendments for River Bend. In March 1995, the D.C. Circuit ordered that the original NRC order and license amendments be set aside, and remanded the case to the NRC for further consideration. Subsequently, the NRC affirmed its original findings and reissued the two license amendments. Cajun and the Arkansas Cities and Cooperative filed petitions for review of those NRC orders with the D. C. Circuit. Pursuant to the Cajun Settlement, on an unopposed motion of the parties to the proceedings before the D.C. Circuit, the D.C. Circuit ordered that the cases be removed from the calendar for oral argument and held in abeyance pending a further order of the court. The two license amendments are in full force and effect.

State Regulation (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

General

      Entergy Arkansas is subject to regulation by the APSC and the Tennessee Public Service Commission (TPSC). APSC regulation includes the authority to set rates, determine reasonable and adequate service, fix the value of property used and useful, require proper accounting, control leasing, control the acquisition or sale of any public utility plant or property constituting an operating unit or system, set rates of depreciation, issue certificates of convenience and necessity and certificates of environmental compatibility and public need, and control the issuance and sale of securities. Regulation by the TPSC includes the authority to set standards of service and rates for service to customers in the state, require proper accounting, control the issuance and sale of securities, and issue certificates of convenience and necessity.

      Entergy Gulf States is subject to the jurisdiction of the municipal authorities of incorporated cities in Texas as to retail rates and services within their boundaries, with appellate jurisdiction over such matters residing in the PUCT. Entergy Gulf States is also subject to regulation by the PUCT as to retail rates and services in rural areas, certification of new generating plants, and extensions of service into new areas. Entergy Gulf States is subject to regulation by the LPSC as to electric and gas service, rates and charges, certification of generating facilities and power or capacity purchase contracts, depreciation, accounting, and other matters.

      Entergy Louisiana is subject to regulation by the LPSC as to electric service, rates and charges, certification of generating facilities and power or capacity purchase contracts, depreciation, accounting, and other matters. Entergy Louisiana is also subject to the jurisdiction of the Council with respect to such matters within Algiers.

      Entergy Mississippi is subject to regulation as to service, service areas, facilities, and retail rates by the MPSC. Entergy
Mississippi is also subject to regulation by the APSC as to the certificate of environmental compatibility and public need for the Independence Station.

      Entergy New Orleans is subject to regulation by the Council as to electric and gas service, rates and charges, standards of service, depreciation, accounting, issuance of certain securities, and other matters.

Franchises

      Entergy Arkansas holds exclusive franchises to provide electric service in approximately 300 incorporated cities and towns in Arkansas. These franchises are unlimited in duration and continue until such a time when the municipalities purchase the utility property. In Arkansas, franchises are considered to be contracts and, therefore, are terminable upon breach of the contract.

      Entergy Gulf States holds non-exclusive franchises, permits, or certificates of convenience and necessity to provide electric and gas service in approximately 55 incorporated villages, cities, and towns in Louisiana and approximately 63 incorporated cities and towns in Texas. Entergy Gulf States ordinarily holds 50-year franchises in Texas and 60-year franchises in Louisiana. Entergy Gulf States' current electric franchises will expire during 2007 - 2036 in Texas and during 2015 - 2046 in Louisiana. The natural gas franchise in the City of Baton Rouge will expire in 2015. In addition, Entergy Gulf States has received from the PUCT a certificate of convenience and necessity to provide electric service to areas within 21 counties in eastern Texas.

      Entergy Louisiana holds non-exclusive franchises to provide electric service in approximately 116 incorporated villages, cities, and towns. Most of these municipal franchises have 25-year terms, although six municipalities have granted Entergy Louisiana 60-year franchises. Entergy Louisiana also supplies electric service in approximately 353 unincorporated communities, all of which are located in parishes in which Entergy Louisiana holds non-exclusive franchises.

      Entergy Mississippi has received from the MPSC certificates of public convenience and necessity to provide electric service to areas within 45 counties in western Mississippi, which include a number of municipalities. Under Mississippi statutory law, such certificates are exclusive. Entergy Mississippi may continue to serve in such municipalities upon payment of a statutory franchise fee, regardless of whether an original municipal franchise is still in existence.

      Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to city ordinances, which state, among other things, that the City has a continuing option to purchase Entergy New Orleans' electric and gas utility properties.

      System Energy has no distribution franchises. Its business is currently limited to wholesale power sales.

Environmental Regulation

General

      In the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters, the facilities and operations of Entergy are subject to regulation by various federal, state, and local authorities. Entergy believes that its affected subsidiaries are in substantial compliance with environmental regulations currently applicable to their respective facilities and operations. Because environmental regulations are subject to change, the ultimate compliance costs to Entergy cannot be precisely estimated. However, management currently estimates that ultimate capital expenditures for environmental compliance purposes, including those discussed in "Clean Air Legislation," below, will not be material for Entergy as a whole.

Clean Air Legislation

      The Clean Air Act Amendments of 1990 (the Act) set up three programs that affect Entergy: an acid rain program for control of sulfur dioxide (SO2) and nitrogen oxides (NOx), an ozone nonattainment area program for control of NOx and volatile organic compounds, and an operating permits program for administration and enforcement of these and other Clean Air Act programs.

      Under the acid rain program, no additional control equipment is expected to be required by Entergy to control SO2. The Act provides "allowances" to most of the affected Entergy generating units for emissions based upon past emission levels and operating characteristics. Each allowance is an entitlement to emit one ton of SO2 per year. Under the Act, utilities will be required to possess allowances for SO2 emissions from affected generating units. All Entergy generating units are classified as "Phase II" units under the Act and are subject to SO2 allowance requirements beginning in the year 2000. Based on operating history, the domestic utility companies have been allocated more allowances than are currently necessary for normal operations. Management believes that it will be able to operate its units efficiently without installing scrubbers or purchasing allowances from outside sources, and that one or more of the domestic utility companies may have excess allowances.

      Control equipment may eventually be required for NOx reductions due to the ozone nonattainment status of the areas served by Entergy Gulf States in and around Beaumont and Houston, Texas. Texas environmental authorities are studying the causes of ozone pollution and have deferred NOx controls on power plants until at least 1999. If Texas decides to regulate NOx, the cost of such control equipment for the affected Entergy Gulf States plants is estimated at $10.4 million through the year 2000.

Other Environmental Matters

      The provisions of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), authorize the EPA and, indirectly, the states to require generators and certain transporters of certain hazardous substances released from or at a site, and the owners or operators of any such site, to clean-up the site or reimburse such clean-up costs. CERCLA has been interpreted to impose joint and several liability on responsible parties. Entergy sent waste materials to various disposal sites over the years. Also, certain operating procedures and maintenance practices, which historically were not subject to regulation, are now regulated by environmental laws. Some of these sites have been the subject of governmental action under CERCLA, as a result of which the domestic utility companies have become involved with site clean-up activities. These companies have participated to various degrees in accordance with their respective potential liabilities in such site clean-ups and have developed experience with clean-up costs. The domestic utility companies have established reserves for such environmental clean-up/restoration activities. In the aggregate, the cost of such remediation is not considered material to these companies or to Entergy.

Entergy Arkansas

      Entergy Arkansas has received notices from time to time from the EPA, the Arkansas Department of Pollution Control and Ecology (ADPC&E), and others alleging that it, along with others, may be a PRP for clean-up costs associated with various sites in Arkansas. Most of these sites are neither owned nor operated by any Entergy company. Contaminants at the sites include polychlorinated biphenyls (PCBs), lead, and other hazardous substances.

      At the EPA's request, Entergy Arkansas voluntarily performed stabilization activities at the Benton Salvage site in Saline County, Arkansas. While the EPA has not named PRPs for this site, Entergy Arkansas has attempted to negotiate an agreement with the EPA. Entergy Arkansas and the EPA were unable to reach an agreement satisfactory to both parties. Region 6 EPA initiated its own clean-up of the site in October 1996. Entergy Arkansas does not believe that its potential liability with respect to this site will be material.

      Reynolds Metals Company (Reynolds) and Entergy Arkansas notified the EPA in 1989 of possible PCB contamination at two former Reynolds plant sites (Jones Mill and Patterson) in Arkansas to which Entergy Arkansas had supplied power. Subsequently, Entergy Arkansas completed remediation at the substations serving the plant sites at a cost of $1.7 million. Additional PCB contamination was found in a portion of a drainage ditch that flows from the Patterson facility to the Ouachita River. Reynolds demanded that Entergy Arkansas participate in remediation efforts with respect to the ditch. Entergy Arkansas and independent contractors engaged by Entergy Arkansas conducted an investigation of the ditch contamination and the possible migration of PCBs from the electrical equipment that Entergy Arkansas maintained at the plant. The investigation concluded that none of the contamination was caused by Entergy Arkansas. Entergy Arkansas has thus far expended approximately $150,000 on investigation of the ditch. In May 1995, Entergy Arkansas was named as a defendant in a suit by Reynolds seeking to recover a share of its costs associated with the clean-up of hazardous substances at the Patterson site. Reynolds alleges that it has spent $11.2 million to clean-up the site, and that Entergy Arkansas bears some responsibility for PCB contamination at the site. Entergy Arkansas believes that it has no liability for contamination at the Patterson site and is contesting the lawsuit. An August 1997 trial date has been tentatively scheduled.

      Entergy Arkansas entered into a Consent Administrative Order, dated February 21, 1991, with the ADPC&E that named Entergy Arkansas as a PRP for the initial stabilization associated with contamination at the Utilities Services, Inc. state Superfund site located near Rison, Arkansas. This site was found to have soil contaminated by PCBs and pentachlorophenol (a wood preservative). Containers and drums that contained PCBs and other hazardous substances were found at the site. Entergy Arkansas' share of total remediation costs is estimated not to exceed $5.0 million. Entergy Arkansas is attempting to identify and notify other PRPs with respect to this site. Entergy Arkansas has received assurances that the ADPC&E will use its enforcement authority to allocate remediation expenses among Entergy Arkansas and any other PRPs that can be identified. Approximately 20 PRPs have been identified to date. Entergy Arkansas has performed the activities necessary to stabilize the site, at a cost of approximately $400,000. Entergy Arkansas believes that its potential liability for this site will not be material.

Entergy Gulf States

      Entergy Gulf States has been designated by the EPA as a PRP for the clean-up of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the clean-up of these sites. Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Gulf States and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States premises (see "Other Regulation and Litigation" below). While the amounts at issue may be substantial, Entergy Gulf States believes that its results of operations and financial condition will not be materially adversely affected by the outcome of the suits. As of December 31, 1996, a remaining recorded liability of $21.4 million existed relating to the clean-up of seven sites at which Entergy Gulf States has been designated a PRP.

      In 1971, Entergy Gulf States purchased property near its Sabine generating station, known as the Bailey site, for possible expansion of cooling water facilities. Entergy Gulf States sold the property in 1984. In October 1984, an abandoned waste site on the property was included on the Superfund National Priorities List (NPL) by the EPA. Entergy Gulf States has pursued negotiations with the EPA and is a member of a task force with other PRPs for the voluntary clean-up of the waste site. A consent decree has been signed by all PRPs for the voluntary clean-up of the Bailey site. Remediation costs are currently expected to be approximately $33 million, however, federal and state agencies are still examining potential liabilities associated with natural resource damage. Entergy Gulf States is expected to be responsible for 2.26% of the estimated clean-up cost. This matter is currently under negotiation with the other PRPs and the agencies. Entergy Gulf States does not believe that its remaining responsibility with respect to this site will be material after allowance for the existing provision for clean-up in the amount of $629,000.

      Entergy Gulf States is currently involved in a multi-phased remedial investigation of an abandoned manufactured gas plant (MGP) site, known as the Lake Charles Service Center, located in Lake
Charles, Louisiana. The property was the site of an MGP that is believed to have operated from approximately 1916 to 1931. Coal tar, a by-product of the distillation process employed at MGPs, was apparently routed to a portion of the property for disposal. The same area has also been used as a landfill. Under an order issued by the Louisiana Department of Environmental Quality (LDEQ), which is currently stayed, Entergy Gulf States was required to investigate and, if necessary, take remedial action at the site. Preliminary estimates of remediation costs are approximately $20 million. On February 13, 1995, the EPA published a proposed rule adding the Lake Charles Service Center to the NPL. Another PRP has been identified and is believed to have had a role in the ownership and operation of the MGP. Negotiations with that company for joint participation and possible remedial action have been held and are expected to continue. Entergy Gulf States has agreed to the terms of the Administrative Order on Consent (AOC) negotiated between Entergy and the EPA. The AOC is expected to be signed by both parties in 1997. Entergy Gulf States does not presently believe that its ultimate responsibility with respect to this site will be material after allowance for the existing provision for clean-up of $19.8 million.

       Entergy Gulf States is currently involved in an initial investigation of an MGP site, known as the Old Jennings Ice Plant, located in Jennings, Louisiana. The MGP site is believed to have operated from approximately 1909-1926. In July 1996, a petroleum-like substance was discovered on the surface soil, a notification was made to the LDEQ. The LDEQ was aware of this site based upon a survey performed by an environmental consultant for the EPA. Entergy Gulf States obtained the services of an environmental consultant to collect core samples and to perform a search of historical records to determine the type of operation that occurred at Jennings. Results of the core sampling are not final, but limited amounts of contamination were found on-site. Entergy Gulf States does not presently believe that its ultimate responsibility with respect to this site will be material. The amount of the existing provision for clean-up is $500,000.

     Entergy Gulf States along with Entergy Louisiana has been named as a PRP for an abandoned waste oil recycling plant site in Livingston Parish, Louisiana, known as Combustion, Inc., which is included on the NPL. Although most surface remediation has been completed, additional studies related to residual groundwater contamination are expected to continue in 1997. Entergy Gulf States and Entergy Louisiana have been named as defendants in a class action lawsuit lodged against a group of PRPs associated with the site. (For information regarding litigation in connection with the Combustion, Inc. site, see "Other Regulation and Litigation" below.) Entergy Gulf States does not presently believe that its ultimate responsibility with respect to this site will be material.

      Entergy Gulf States received notification in 1992 from the EPA of potential liability with respect to a site in Iota, Louisiana. This site was the depository of a variety of wastes, including medical and chemical wastes. During 1996, Entergy Gulf States paid approximately $45,000 to the EPA to settle its liability for this site.

      Entergy Gulf States, along with Entergy Arkansas and Entergy Louisiana, has been notified of its potential liability with respect to the Benton Salvage site located in Saline County, Arkansas. Although Entergy Gulf States and Entergy Louisiana have had minor involvement in the Benton Salvage site, no remediation is expected to be required by these companies. See "Entergy Arkansas" above for a discussion of the Benton Salvage site.

Entergy Louisiana, Entergy New Orleans, and System Energy

      Entergy Louisiana, Entergy New Orleans, and System Energy have received notices from the EPA and/or the states of Louisiana and Mississippi that one or more of them may be a PRP for disposal sites that are neither owned nor operated by any Entergy subsidiary. In response to such notices, the sites discussed below have been remediated:

  -  Entergy Louisiana, along with Entergy Arkansas and Entergy Gulf
     States, was notified in 1990 of its potential liability relating to the Benton Salvage site located in Saline County, Arkansas. Although Entergy Gulf States and Entergy Louisiana have been involved in the Benton Salvage site, their contributions are considered minor. Therefore, no remediation action is required by these companies. See "Entergy Arkansas" above for a discussion of the Benton Salvage site.

  - The EPA named Entergy Louisiana and System Energy as two of the 44 PRPs for the Disposal Systems, Inc. site in Mississippi. The State of Mississippi has indicated that it intends to have the PRPs conduct a clean-up of the Disposal Systems, Inc. site but has not yet taken formal action. Entergy Louisiana has settled its involvement in this matter with the EPA. The State of Mississippi is continuing to evaluate whether additional remediation measures are necessary. However, further remediation costs at the site are not expected to be material.

  - From 1992 to 1994, Entergy Louisiana performed site assessments and remedial activities at three retired power plants, known as the Homer, Jonesboro, and Thibodaux municipal sites, previously owned and operated by Louisiana municipalities. Entergy Louisiana purchased the power plants as part of the acquisition of municipal electric systems after operating them for the last few years of their useful lives. The site assessments indicated some subsurface contamination from fuel oil. In December 1994, Entergy Louisiana completed all remediation work at Homer to the LDEQ's satisfaction and the LDEQ granted "No Further Action" status in February 1995. All remediation activities at the Jonesboro Plant were completed in May 1996. Remediation of the Thibodaux site is expected to be completed in 1998. The costs incurred through December 31, 1996 for the Homer, Jonesboro, and Thibodaux sites are $22,000, $156,000, and $125,000, respectively. Remaining costs for both Homer and Jonesboro sites are considered immaterial. Significant remedial activities are ongoing at the Thibodaux site.

      There are certain disposal sites for which Entergy Louisiana and Entergy New Orleans have been named by the EPA as PRPs for associated clean-up costs, but management believes no liability exists in connection with these sites for Entergy Louisiana and Entergy New Orleans. Such Louisiana sites include Combustion Inc., an abandoned waste oil recycling plant site located in Livingston Parish (involving at least 70 PRPs, including Entergy Gulf States), and the Dutchtown site (also included on the NPL and involving 57 PRPs). Entergy Louisiana has found no evidence of its involvement in the Combustion Inc. site. (For information regarding litigation in connection with the Livingston Parish site, see "Other Regulation and Litigation," below). With respect to the Dutchtown site, Entergy New Orleans believes it has no liability because the material it sent to this site was not a hazardous substance.

     During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of waste water impoundments. Entergy Louisiana has determined that certain of its power plant waste water impoundments were affected by these regulations and has chosen to upgrade or close them. As a result, a remaining recorded liability in the amount of $6.7 million existed at December 31, 1996, for waste water upgrades and closures to be completed by the end of 1997. Cumulative expenditures relating to the upgrades and closures of waste water impoundments were $7.1 million as of December 31, 1996.

Other Regulation and Litigation

Merger  (Entergy Corporation and Entergy Gulf States)

      In July and August 1992, applications were filed with FERC, the LPSC, the PUCT, and the SEC under PUHCA, seeking authorization of various aspects of the Merger. In January 1993, Entergy Gulf States filed two applications with the NRC seeking approval of the change in ownership of Entergy Gulf States and an amendment to the operating license for River Bend to reflect its operation by Entergy Operations. All regulatory approvals were obtained in 1993 and the Merger was consummated on December 31, 1993.

      FERC's orders approving the Merger were appealed to the D.C. Circuit by Entergy Services, the City, the Arkansas Electric Energy Consumers (AEEC), the APSC, Cajun, the MPSC, the American Forest and
Paper Association, the State of Mississippi, the City of Benton and other cities, and Occidental Chemical Corporation (Occidental). Entergy Services sought review of FERC's deletion of a 40% cap on the amount of fuel savings Entergy Gulf States may be required to transfer to other Entergy domestic utility companies under a tracking mechanism designed to protect the other companies from certain unexpected increases in fuel costs. The other parties sought to overturn FERC's decisions on various grounds, including the issues of whether FERC appropriately conditioned the Merger to protect various interested parties from alleged harm and FERC's reliance on Entergy's transmission tariff to mitigate any potential anticompetitive impacts of the Merger.

      On November 18, 1994, the D. C. Circuit denied motions filed by Cajun, Occidental, and AEEC for a remand to FERC and a partial summary grant of the petitions for review. At the same time, the D.C. Circuit ordered that the cases be held in abeyance pending FERC's issuance of
(i) a final order on remand in the proceedings on Entergy's transmission tariff (see discussion of tariff case in "RATE MATTERS AND REGULATION - Rate Matters - Wholesale Rate Matters - Open Access Transmission" above), and (ii) a final order on competition issues in the proceedings on the Merger.

      On December 30, 1993, Entergy Services submitted to FERC tariff revisions to comply with FERC's order dated December 15, 1993, approving the Merger. On February 4, 1994, the APSC and AEEC filed with FERC a joint protest to the compliance filing, alleging that Entergy should be required to insulate the ratepayers of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans from all litigation liabilities related to Entergy Gulf States' River Bend nuclear facility. In its May 17, 1994, order on rehearing, FERC addressed Entergy's commitment to insulate the customers of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans against liability resulting from certain litigation involving River Bend. In response to FERC's clarification of Entergy's commitment, Entergy Services filed a new compliance filing on June 16, 1994. APSC and AEEC subsequently filed protests questioning the adequacy of Entergy's June 16, 1994, compliance filing. FERC has not yet acted on the compliance filings.

      Requests for rehearing of the SEC order approving the Merger were filed with the SEC by Houston Industries Incorporated and its subsidiary Houston Lighting & Power Company on December 28, 1993, and petitions for review seeking to set aside the SEC order were filed with the D.C. Circuit by these parties and by Cajun in February 1994. The matter was subsequently remanded by the D.C. Circuit to the SEC for further consideration in light of developments at FERC relating to Entergy's transmission tariffs. On December 6, 1996, pursuant to a settlement with Entergy Gulf States, Houston Industries Incorporated and Houston Lighting & Power Company withdrew their petitions for review of the SEC order.

Employment Litigation

      Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans are defendants in numerous lawsuits described below that have been filed by former employees asserting that they were wrongfully terminated and/or discriminated against due to age, race, and/or sex. Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans are vigorously defending these suits and deny any liability to the plaintiffs. However, no assurance can be given as to the outcome of these cases.

(Entergy Corporation and Entergy Arkansas)

      Entergy Corporation and Entergy Arkansas are defendants in five suits filed in federal court on behalf of a total of approximately 62 plaintiffs who claim they were illegally terminated from their jobs due to discrimination on the basis of age or race. One of these suits seeks class certification. A trial date is scheduled in March 1997 for one suit comprised of 29 plaintiffs, and a trial date is scheduled in May 1997 for another suit comprised of 18 plaintiffs. Trial dates have not been set in the other suits.

(Entergy Corporation and Entergy Gulf States)

      Entergy Corporation and Entergy Gulf States are defendants in lawsuits involving approximately 176 plaintiffs filed in state court in Texas by former employees who claim that they lost their jobs as a result of the Merger. The plaintiffs in these cases have asserted various claims, including discrimination on the basis of age, race, and/or sex. The court has preliminarily ruled that each plaintiff's claim should be tried separately. The first case is scheduled for trial in June 1997.

(Entergy Corporation, Entergy Gulf States, and Entergy Louisiana)

     Entergy Corporation, Entergy Gulf States and Entergy Louisiana are defendants in a suit filed in federal court in Louisiana by approximately 39 plaintiffs who claim, among other things, they were wrongfully discharged from their employment on the basis of their age. No trial date has been set for this case.

(Entergy Louisiana and Entergy New Orleans)

     Entergy Louisiana and Entergy New Orleans are defendants in a suit filed in state court in Louisiana by 110 plaintiffs who seek to certify a class on behalf of all employees who allegedly were terminated or required to resign on the basis of age. The court has set a hearing for certification of the class for March 13, 1997; no trial date has been set. Entergy Louisiana and/or Entergy New Orleans also are defendants in approximately 27 other suits filed in federal or state court by plaintiffs who claim they were wrongfully discharged on the basis of age, race, or sex.

Asbestos and Hazardous Waste Suits

(Entergy Gulf States and Entergy Louisiana)

     A number of plaintiffs who allegedly suffered damage or injury, or are survivors of persons who died, allegedly as a result of exposure to "hazardous toxic waste" that emanated from a site in Livingston Parish, sued Entergy Gulf States and approximately 70 other defendants, including Entergy Louisiana, in 17 suits filed in the Livingston Parish, Louisiana District Court (State District Court). The plaintiffs alleged that the defendants generated, transported, or participated in the storage of such wastes at the facility, which was previously operated as a waste oil recycling facility. These State District Court suits, which seek damages in total amounts ranging from $1 million to $10 billion and are now consolidated in a class action, and three federal suits in three states other than Louisiana involving issues arising from the same facility, have been removed and transferred, respectively, to the U.S. District Court for the Middle District of Louisiana. Entergy Gulf States settled all claims against it in the suits and the settlements were approved by court order on February 7, 1996. Entergy Louisiana received preliminary approval of a settlement of all claims against it in the suits for approximately $2.3 million. A court date for the fairness hearing to approve the settlement has not been set.

(Entergy Gulf States)

      A total of 23 suits have been filed on behalf of approximately 4,255 plaintiffs in state and federal courts in Jefferson County, Texas. These suits seek relief from Entergy Gulf States as well as numerous other defendants for damages caused to the plaintiffs or others by the alleged exposure to hazardous waste and asbestos on the defendants' premises. All of the plaintiffs in such suits are also suing Entergy Gulf States and all other defendants on a conspiracy count. It is not yet known how many of the plaintiffs in the suits discussed above worked on Entergy Gulf States' premises. There have been numerous asbestos-related law suits filed in the District Court of Calcasieu Parish in Lake Charles, Louisiana, on behalf of approximately 200 plaintiffs naming numerous defendants including Entergy Gulf States. The suits allege that each plaintiff contracted an asbestos-related disease from exposure to asbestos insulation products on the premises of such defendants. Settlements of the Jefferson County suits involving approximately 1,800 plaintiffs and Calcasieu Parish suits involving approximately 91 plaintiffs are in the process of being consummated. In May 1996, the majority of remaining cases in Calcasieu Parish involving approximately 70 plaintiffs were settled for an immaterial amount; there are approximately 40 cases still pending. Entergy Gulf States' share of the settlements of these cases was not material to its financial position or results of operations.

Cajun  -  River Bend Litigation (Entergy Corporation and  Entergy  Gulf
States)

      Entergy Gulf States and Cajun, respectively, own 70% and 30% undivided interests in River Bend (operated by Entergy Gulf States), and 42% and 58% undivided interests in Big Cajun 2, Unit 3 (operated by Cajun). These relationships have spawned a number of long-standing disputes and claims between the parties. An agreement setting forth terms for the resolution of all such disputes was reached by Entergy Gulf States, the Cajun bankruptcy trustee, and the RUS, and was approved by the United States District Court for the Middle District of Louisiana (District Court) on August 26, 1996 (Cajun Settlement). The terms include, but are not limited to, the following: (i) Cajun's interest in River Bend will be turned over to the RUS, which will have the option to retain the interest, sell it to a third party, or transfer it to Entergy Gulf States at no cost; (ii) Cajun will set aside a total of $125 million for its share of the decommissioning costs of River Bend; (iii) Cajun will transfer certain transmission assets to Entergy Gulf States; (iv) Cajun will settle transmission disputes and be released from claims for payment under transmission arrangements with Entergy Gulf States as discussed under "Cajun - Transmission Service" below; (v) all funds paid by Entergy Gulf States into the registry of the District Court will be returned to Entergy Gulf States; (vi) Cajun will be released from its unpaid past, present, and future liability for River Bend costs and expenses; and (vii) all litigation between Cajun and Entergy Gulf States will be dismissed. On September 6, 1996, the Committee of Unsecured Creditors in the Cajun bankruptcy proceeding filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit (Fifth Circuit), objecting that the order approving the Cajun Settlement was separate from the approval of a plan of reorganization and, therefore, improper. The Cajun Settlement is subject to this appeal and approvals by the appropriate regulatory agencies. Entergy Gulf States expects to make filings with FERC and the SEC seeking approval for the transfer of certain Cajun transmission assets to Entergy Gulf States. Management believes that it is probable that the Cajun Settlement will ultimately be approved and consummated.

      The Cajun Settlement resolved Cajun's civil action instituted in June 1989 against Entergy Gulf States, in which Cajun sought to rescind or terminate the Joint Ownership Participation and Operating Agreement (Operating Agreement) entered into on August 28, 1979, relating to River Bend. In that suit, Cajun also sought to recover its alleged $1.6 billion investment in the unit plus attorneys' fees, interest, and costs. The Cajun Settlement resolves both the portion of the suit by Cajun to rescind the Operating Agreement and the breach of contract claims.

      In 1992, two member cooperatives of Cajun brought an additional independent action to declare the Operating Agreement null and void, based upon Entergy Gulf States' failure to get prior LPSC approval which was alleged to be necessary. Prior to its bankruptcy proceedings, Cajun intervened as a plaintiff in this action. Entergy Gulf States believes the suits are without merit and believes Cajun's claim is mooted by the Cajun Settlement.

      On December 21, 1994, Cajun filed a petition in the United States Bankruptcy Court for the Middle District of Louisiana seeking relief under Chapter 11 of the Bankruptcy Code. Proponents of all of the
plans of reorganization submitted to the Bankruptcy Court have incorporated the Cajun Settlement as an integral condition to the effectiveness of their plan. The timing and completion of a reorganization plan depends on Bankruptcy Court approval and any required regulatory approvals. The Bankruptcy Court has approved proposals by three groups seeking to acquire the non-nuclear assets of Cajun and has signed an order that establishes rules for how Cajun's creditors will vote on the three plans. On December 16, 1996, the Bankruptcy Court began hearings on the balloting and the plan that will be adopted. The matter remains before the Bankruptcy Court.

      See Note 9 for additional information regarding the Cajun litigation, Cajun's bankruptcy proceedings, and related filings.

Cajun  -  Transmission Service (Entergy Corporation  and  Entergy  Gulf
States)

      Entergy Gulf States and Cajun are parties to FERC proceedings relating to transmission service charge disputes. See Note 9 for additional information regarding these FERC proceedings, FERC orders issued as a result of such proceedings, and the potential effects of these proceedings upon Entergy Gulf States.

      On December 7, 1993, Cajun filed a complaint in the Middle District of Louisiana alleging that Entergy Gulf States failed to provide Cajun an opportunity to construct certain facilities that allegedly would have reduced its rates under Service Schedule CTOC, and is seeking an order compelling the conveyance of certain facilities and awarding unspecified damages. Entergy Gulf States has moved to dismiss the complaint on the basis, among others, that FERC has already addressed the matter in the proceedings described in Note 9.

Service Area Dispute

(Entergy Corporation and Entergy Gulf States)

      Entergy Gulf States was requested by Cajun and Jefferson Davis Electric Cooperative, Inc. (Jefferson Davis), to provide the transmission of power over Entergy Gulf States' system for delivery to an area near Lake Charles, Louisiana. Cajun and Jefferson Davis filed a suit in federal court in the Western District of Louisiana alleging that Entergy Gulf States breached its obligations under the parties' contract and violated the antitrust laws by refusing to provide the transmission service. Cajun and Jefferson Davis seek an injunction requiring Entergy Gulf States to provide the requested service and unspecified treble damages for Entergy Gulf States' refusal to provide the service. In November 1989, the federal court denied Cajun's and Jefferson Davis' motion for a preliminary injunction. Entergy Gulf States believes this proceeding is resolved by the Cajun Settlement.

(Entergy Corporation and Entergy Mississippi)

      On October 11, 1994, twelve Mississippi cities filed a complaint in state court against Entergy Mississippi and eight electric power associations seeking a judgment from the court declaring unconstitutional certain Mississippi statutes that establish the procedure that must be followed before a municipality can acquire the facilities and certificate rights of a utility serving in the municipality. Specifically, the suit requests that the court declare unconstitutional certain 1987 amendments to the Mississippi Public Utilities Act that require that the MPSC cancel a utility's certificate to serve in the municipality before a municipality may acquire a utility's facilities located in the municipality. The suit also requests that the court find that Mississippi municipalities can serve any consumer in the boundaries of the municipality and within one mile thereof. On January 6, 1995, Entergy Mississippi and the other defendants filed motions to dismiss. In October 1995, the state court dismissed the complaint. The plaintiffs have appealed the dismissal to the Mississippi Supreme Court, where it is currently pending.

Taxes Paid Under Protest (Entergy Corporation and Entergy Louisiana)

     Since the mid-1980's, Entergy Louisiana and the tax authorities of St. Charles Parish, Louisiana (Parish), the parish in which Waterford 3 is located, have disputed use taxes paid on nuclear fuel ($6.5 million through 1996) under protest by Entergy Louisiana. Entergy Louisiana has been successful in lawsuits in the Parish with regard to recovering these taxes, plus interest, and also with regard to Parish lease tax issues pertaining to fuel financing arrangements. In June 1995, Entergy Louisiana received a favorable decision from the Louisiana Fifth Circuit Court of Appeals that confirmed that no such use taxes are due. The Parish and Entergy Louisiana are currently discussing a possible settlement of all pending tax-related litigation including the likely return of the amounts previously paid under protest. The suits by Entergy Louisiana with regard to state use tax paid under protest on nuclear fuel are still pending.

Federal Income Tax Audit (Entergy Corporation, Entergy Louisiana, and System Energy)

      In August 1994, Entergy received an IRS report covering the federal income tax audit of Entergy Corporation and subsidiaries for the years 1988 - 1990. The report asserts an $80 million tax deficiency for the 1990 consolidated federal income tax returns related primarily to the utilization of accelerated investment tax credits associated with Waterford 3 and Grand Gulf nuclear plants. Changes to the initial report, made in the IRS appeal process, have reduced the assessment related to the issue by $22 million to $58 million. Entergy and the Appeals Officer agreed to pursue a "technical advice" ruling from the IRS National Office to address the remainder of the issue. Entergy Corporation believes there is no material tax deficiency and is confident that a satisfactory resolution of the matter will be achieved.

Panda Energy Corporation Complaint (Entergy Corporation)

      Panda Energy Corporation (Panda) has commenced litigation in the Dallas District Court naming Entergy Corporation, Energy Enterprises, Entergy Power, Entergy Power Asia, Ltd., and Entergy Power Development Corporation as defendants. The allegations against the defendants include, among others, tortious interference with contractual relations, conspiracy, misappropriation of corporate opportunity, unfair competition and fraud, and constructive trust issues. Panda seeks damages of approximately $4.8 billion, of which $3.6 billion is claimed in punitive damages. Entergy believes that this litigation is unfounded, but entered into arrangements on April 30, 1996, to settle the matter for $350,000, subject to revocation by Entergy if the court ruled on the case.

      Thereafter, the Dallas District Court entered an order of dismissal because the plaintiff was unable to show any damages and the facts did not support a cause of action against the defendants. As a result, Entergy revoked the $350,000 settlement agreement. In May of 1996, Panda filed an appeal of the court's order for dismissal. Appeal briefs have been submitted by both parties, but no date has yet been designated for oral argument.

Catalyst Technologies, Inc.  (Entergy Corporation)

      In June 1993, Catalyst Technologies, Inc. (CTI) filed a petition against Electec, Inc. (Electec), the predecessor to Entergy
Enterprises. Prior to the filing of the petition, CTI and Electec entered into an agreement whereby CTI was required to raise a specified amount of funding in exchange for the right to acquire Electec's computer software technology marketing rights. CTI alleges that due to actions of Electec, it was unable to secure the necessary funding, and, therefore, was not able to meet the terms of the agreement. The petition alleges breach of contract, breach of the obligation of good-faith and fair dealing, and bad-faith breach of contract against Electec. It was originally believed CTI was claiming damages of approximately $36 million from Entergy Enterprises. It now appears that CTI will allege damages ranging from $231 million to $258 million. Entergy Enterprises' position is that CTI is not entitled to any damages, and that even if damages were sustained, they would not exceed $600,000. The case is scheduled for a jury trial beginning on July 14, 1997, in Civil District Court for the Parish of Orleans, Louisiana. Entergy Enterprises is vigorously contesting these claims.


    EARNINGS RATIOS OF DOMESTIC UTILITY COMPANIES AND SYSTEM ENERGY

      The domestic utility companies' and System Energy's ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of SEC Regulation S-K are as follows:

                                    Ratios of Earnings to Fixed Charges
                                        Years Ended December 31,
                                1992   1993       1994     1995     1996
     Entergy Arkansas           2.28   3.11(b)    2.32     2.56     2.93
     Entergy Gulf States        1.72   1.54        .36(c)  1.86     1.47
     Entergy Louisiana          2.79   3.06       2.91     3.18     3.16
     Entergy Mississippi        2.37   3.79(b)    2.12     2.92     3.54
     Entergy New Orleans        2.66   4.68(b)    1.91     3.93     3.51
     System Energy              2.04   1.87       1.23     2.07     2.21

                                  Ratios of Earnings to Combined Fixed
                                     Charges and Preferred Dividends
                                        Years Ended December 31,
                                1992   1993     1994      1995      1996
     Entergy Arkansas           1.86   2.54(b)  1.97      2.12      2.44
     Entergy Gulf States(a)     1.37   1.21      .29(c)   1.54      1.19
     Entergy Louisiana          2.18   2.39     2.43      2.60      2.64
     Entergy Mississippi        1.97   3.08(b)  1.81      2.51      3.07
     Entergy New Orleans.       2.36   4.12(b)  1.73      3.56      3.22

(a) "Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock.

(b) Earnings for the year ended December 31, 1993, include approximately $81 million, $52 million, and $18 million for Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans, respectively, related to the change in accounting principle to provide for the accrual of estimated unbilled revenues.

(c) Earnings for the year ended December 31, 1994, for Entergy Gulf States were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $144.8 million and $197.1 million, respectively.


                           INDUSTRY SEGMENTS

Entergy New Orleans

Narrative Description of Entergy New Orleans Industry Segments

Electric Service

      Entergy New Orleans supplied retail electric service to 188,912 customers as of December 31, 1996. During 1996, 40% of electric operating revenues was derived from residential sales, 39% from commercial sales, 6% from industrial sales, and 15% from sales to governmental and municipal customers.

Natural Gas Service

     Entergy New Orleans supplied retail natural gas service to 151,528 customers as of December 31, 1996. During 1996, 56% of gas operating revenues was derived from residential sales, 19% from commercial sales, 9% from industrial sales, and 16% from sales to governmental and municipal customers. (See "FUEL SUPPLY - Natural Gas Purchased for Resale.")

Selected Financial Information Relating to Industry Segments

      For  selected  financial  information  relating  to  Entergy  New
Orleans'   industry  segments,  see  Entergy  New  Orleans'   financial
statements and Note 15.

Employees by Segment

     Entergy New Orleans' full-time employees by industry segment as of December 31, 1996, were as follows:

                    Electric       219
                    Gas            109
                                   ---
                      Total        328
                                   ===

      (For further information with respect to Entergy New Orleans' segments, see "PROPERTY.")

Entergy Gulf States

      For the year ended December 31, 1996, 95% of Entergy Gulf States' operating revenues was derived from the electric utility business. Of the remaining operating revenues 3% was derived from the steam business and 2% from the natural gas business.


                               PROPERTY

Generating Stations

      The total capability of Entergy's owned and leased generating stations as of December 31, 1996, by company and by fuel type, is indicated below:
                               Owned and Leased Capability MW(1)
                                                        Gas
                                                      Turbine
                                                        and
                                                      Internal
Company                 Total      Fossil   Nuclear  Combustion   Hydro

Entergy Arkansas       4,373 (2)   2,379     1,694     230 (4)     70
Entergy Gulf States    6,558 (2)   5,828       655      75          -
Entergy Louisiana      5,423 (2)   4,329     1,075      19          -
Entergy Mississippi    3,063 (2)   3,052         -      11          -
Entergy New Orleans      934 (2)     918         -      16          -
System Energy          1,061           -     1,061       -          -
                      -----------------------------------------------
  Total               21,412 (3)  16,506 (3) 4,485     351         70
                      ===============================================

(1) "Owned and Leased Capability" is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

(2) Excludes the capacity of fossil-fueled generating stations placed on extended reserve as follows: Entergy Arkansas - 506 MW; Entergy Gulf States - 405 MW; Entergy Louisiana - 157 MW; Entergy Mississippi - 73 MW; and Entergy New Orleans - 143 MW. Generating stations that are not expected to be utilized in the near-term to meet load requirements are placed in extended reserve shutdown in order to minimize operating expenses.

(3) Excludes net capability of generating facilities owned by Entergy Power, which owns 725 MW of fossil-fueled capacity.

(4)  Includes  188  MW  of capacity leased by Entergy Arkansas  through
     1999.

      Load and capacity projections are regularly reviewed in order to coordinate and recommend the location and time of installation of additional generating capacity and of interconnections in light of the availability of power, the location of new loads, and maximum economy to Entergy. Based on load and capability projections and bulk power availability, Entergy has no current plans to install additional generating capacity. When new generation resources are needed, Entergy expects to meet this need by means other than construction of new base load generating capacity. In the meantime, Entergy will meet capacity needs by, among other things, purchasing power in the wholesale power market and/or removing generating stations from extended reserve shutdown.

      Under the terms of the System Agreement, certain generating capacity and other power resources are shared among the domestic utility companies. Among other things, the System Agreement provides that parties having generating reserves greater than their load requirements (long companies) shall receive payments from those parties having deficiencies in generating reserves (short companies) and an amount sufficient to cover certain of the long companies' costs, including operating expenses, fixed charges on debt, dividend requirements on preferred and preference stock, and a fair rate of return on common equity investment. Under the System Agreement, these charges are based on costs associated with the long companies' steam electric generating units fueled by oil or gas. In addition, for all energy exchanged among the domestic utility companies under the System Agreement, the short companies are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs (see "RATE MATTERS AND REGULATION - Rate Matters - Wholesale Rate Matters - System Agreement," above, for a discussion of FERC proceedings relating to the System Agreement).

      Entergy's business is subject to seasonal fluctuations, with the peak period occurring in the summer months. The 1996 peak demand of 19,444 MW occurred on July 22, 1996. The net capability at the time of peak was 21,127 MW, net of off-system firm sales of 285 MW. The capacity margin at the time of the peak was approximately 8.0%
excluding units placed on extended reserve and capacity owned by Entergy Power.

Interconnections

       The electric power supply facilities of Entergy consist principally of steam-electric production facilities strategically located with reference to availability of fuel, protection of local loads, and other controlling economic factors. These are interconnected by a transmission system operating at various voltages up to 500 kilovolts. Generally, with the exception of Grand Gulf 1, Entergy Power's capacity and a small portion of Entergy Mississippi's capacity, operating facilities or interests therein are owned by the domestic utility company serving the area in which the facilities are located. However, all of Entergy's generating facilities are centrally dispatched and operated in order to obtain the lowest cost sources of energy with a minimum of investment and the most efficient use of plant.

      In addition to the many neighboring utilities with which the domestic utility companies interconnect, the domestic utility companies are members of the Southwest Power Pool, the primary purpose of which is to ensure the reliability and adequacy of the electric bulk power supply in the southwest region of the United States. The Southwest Power Pool is a member of the North American Electric Reliability Council. The domestic utility companies are also members of the Western Systems Power Pool.

Gas Property

      As of December 31, 1996, Entergy New Orleans distributed and transported natural gas for distribution solely within the limits of the City of New Orleans through a total of 1,439 miles of gas distribution mains and 40 miles of gas transmission pipelines. Koch Gateway Pipeline Company is a principal supplier of natural gas to
Entergy  New  Orleans,  delivering to six of Entergy  New  Orleans'  14 delivery points.

     As of December 31, 1996, the gas properties of Entergy Gulf States were not material to Entergy Gulf States.

Titles

      Entergy's generating stations are generally located on properties owned in fee simple. The greater portion of the transmission and distribution lines of the domestic utility companies has been constructed over property of private owners pursuant to easements or on public highways and streets pursuant to appropriate franchises. The rights of each domestic utility company in the realty on which its facilities are located are considered by it to be adequate for its use in the conduct of its business. Minor defects and irregularities customarily found in properties of like size and character exist, but such defects and irregularities do not materially impair the use of the properties affected thereby. The domestic utility companies generally have the right of eminent domain, whereby they may, if necessary, perfect or secure titles to, or easements or servitudes on, privately-held lands used or to be used in their utility operations.

      Substantially all the physical properties owned by each domestic utility company and System Energy, respectively, are subject to the lien of a mortgage and deed of trust securing the first mortgage bonds of such company. The Lewis Creek generating station is owned by GSG&T, Inc., a subsidiary of Entergy Gulf States, and is not subject to the lien of the Entergy Gulf States mortgage securing the first mortgage bonds of Entergy Gulf States, but is leased to and operated by Entergy Gulf States. In the case of Entergy Louisiana, certain properties are also subject to the liens of second mortgages securing other obligations of Entergy Louisiana. In the case of Entergy Mississippi and Entergy New Orleans, substantially all of their properties and assets are also subject to the second mortgage lien of their respective general and refunding mortgage bond indentures.


                              FUEL SUPPLY

      The sources of generation and average fuel cost per kWh for the domestic utility companies and System Energy for the years 1994-1996 were:

             Natural Gas    Fuel Oil      Nuclear Fuel       Coal
              %    Cents    %     Cents    %    Cents     %    Cents
              of    per     of     per     of    Per      of    Per
Year         Gen    kWh    Gen     kWh    Gen    kWh     Gen    kWh

1996          42   2.99     1     3.03    41     .56     16    1.73
1995          50   1.99     -        -    35     .60     15    1.73
1994          44   2.24     1     3.99    39     .60     16    1.82

      Actual 1996 and projected 1997 sources of generation for the domestic utility companies and System Energy are:

                       Natural Gas    Fuel Oil         Nuclear       Coal
                       1996   1997   1996   1997     1996   1997   1996   1997

Entergy Arkansas          7%    7%     -      -       57%    51%    36%    42%
Entergy Gulf States      69%   66%     -      -       20%    19%    11%    15%
Entergy Louisiana        56%   48%     -      -       44%    52%     -      -
Entergy Mississippi      54%   71%    13%     -        -      -     33%    29%
Entergy New Orleans      99%  100%     1%     -        -      -      -      -
System Energy             -     -      -      -     100%(a) 100%(a)  -      -
Total                    42%   39%     1%     -       41%    41%    16%    20%

(a)Capacity and energy from System Energy's interest in Grand Gulf 1 is allocated as follows: Entergy Arkansas - 36%; Entergy Louisiana
   - 14%; Entergy Mississippi - 33%; and Entergy New Orleans - 17%.

The balance of generation, which was immaterial, was provided by hydroelectric power.

Natural Gas

      The domestic utility companies have long-term firm and short-term interruptible gas contracts. Long-term firm contracts comprise less than 30% of the domestic utility companies' total requirements but can be called upon, if necessary, to satisfy a significant percentage of the domestic utility companies' needs. Additional gas requirements are satisfied by short-term contracts and spot-market purchases. Entergy Gulf States has a transportation service agreement with a gas supplier that provides flexible natural gas service to certain generating stations by using such supplier's pipeline and gas storage facility.

      Many factors, including wellhead deliverability, storage and pipeline capacity, and demand requirements of end users, influence the availability and price of natural gas supplies for power plants. Demand is tied to regional weather conditions as well as to the prices of other energy sources. Supplies of natural gas are expected to be adequate in 1997. However, pursuant to federal and state regulations, gas supplies to power plants may be interrupted during periods of shortage. To the extent natural gas supplies may be disrupted, the domestic utility companies will use alternate fuels, such as oil, or rely on coal and nuclear generation.

Coal

      Entergy Arkansas has long-term contracts with mines in the State of Wyoming for the supply of low-sulfur coal for the White Bluff Steam Electric Generating Station and Independence. These contracts, which expire in 2002 and 2011, provide for approximately 85% of Entergy Arkansas' expected annual coal requirements. Additional requirements are satisfied by annual spot market purchases. Entergy Gulf States has a contract for a supply of low-sulfur Wyoming coal for Nelson Unit 6, which should be sufficient to satisfy the fuel requirements at Nelson Unit 6 through 2010. Cajun has advised Entergy Gulf States that Cajun has contracts that should provide an adequate supply of coal until 1999 for the operation of Big Cajun 2, Unit 3.

Nuclear Fuel

      The nuclear fuel cycle involves the mining and milling of uranium ore to produce a concentrate, the conversion of uranium concentrate to uranium hexafluoride gas, enrichment of that gas, fabrication of nuclear fuel assemblies for use in fueling nuclear reactors, and disposal of the spent fuel.

      System Fuels is responsible for contracts to acquire nuclear material to be used in fueling Entergy Arkansas', Entergy Louisiana's, and System Energy's nuclear units and maintaining inventories of such materials during the various stages of processing. Each of these companies contracts for the fabrication of its own nuclear fuel and purchases the required enriched uranium hexafluoride from System Fuels. The requirements for Entergy Gulf States' River Bend plant are covered by contracts made by Entergy Gulf States. Entergy Operations acts as agent for System Fuels and Entergy Gulf States in negotiating and/or administering nuclear fuel contracts.

      In October 1989, System Fuels entered into a revolving credit agreement with a bank that provides up to $45 million in borrowings to finance its nuclear materials and services inventory. Should System Fuels default on its obligations under its credit agreement, Entergy Arkansas, Entergy Louisiana, and System Energy have agreed to purchase nuclear materials and services under the agreement.

      Based upon the planned fuel cycles for Entergy's nuclear units, the following tabulation shows the years through which existing contracts and inventory will provide materials and services:

                               Acquisition
                                  of or
                               Conversion                              Spent
                 Uranium       to Uranium                               Fuel
               Concentrate   Hexafluoride  Enrichment   Fabrication   Disposal

ANO 1              (1)            (1)         (2)          2000         (3)
ANO 2              (1)            (1)         (2)          1999         (3)
River Bend         (1)            (1)         (2)          2001         (3)
Waterford 3        (1)            (1)         (2)          1999         (3)
Grand Gulf 1       (1)            (1)         (2)          2000         (3)

(1) Current contracts will provide a significant percentage of these materials and services through termination dates ranging from 1997-
     2001.   Additional  materials and services required  beyond  these dates are estimated to be available for the foreseeable future.

(2) Current contracts will provide a significant percentage of these materials and services through approximately 2000.

(3) The Nuclear Waste Policy Act of 1982 provides for the disposal of spent nuclear fuel or high level waste by the DOE.

     Entergy will enter into additional arrangements to acquire nuclear fuel beyond the dates shown above. Except as noted above, Entergy cannot predict the ultimate availability or cost of such arrangements at this time.

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy currently have arrangements to lease nuclear fuel and related equipment and services in aggregate amounts up to $125 million, $70 million, $80 million, and $110 million, respectively. As of December 31, 1996, the unrecovered cost base of Entergy Arkansas', Entergy Gulf States', Entergy Louisiana's, and System Energy's nuclear fuel leases amounted to approximately $79.1 million, $49.8 million, $38.2 million, and $83.6 million, respectively. The lessors finance the acquisition and ownership of nuclear fuel through credit agreements and the issuance of notes. These agreements are subject to annual renewal with, in Entergy Louisiana's and Entergy Gulf States' case, the consent of the lenders. The credit agreements for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy have been extended and now have termination dates of December 1999, December 1999, January 2000, and February 2000, respectively. The debt securities issued pursuant to these fuel lease arrangements have varying maturities through January 31, 1999. It is expected that the credit agreements will be extended or alternative financing will be secured by each lessor upon the maturity of the current arrangements. If extensions or alternative financing cannot be arranged, the lessee in each case must purchase sufficient nuclear fuel to allow the lessor to retire such borrowings.

Natural Gas Purchased for Resale

      Entergy New Orleans has several suppliers of natural gas for resale. Its system is interconnected with three interstate and three intrastate pipelines. Presently, Entergy New Orleans' primary suppliers are Koch Gas Services Company (KGS), an interstate gas marketer, and Bridgeline and Pontchartrain, intrastate pipelines. Entergy New Orleans has a firm gas purchase contract with KGS. The KGS gas supply is transported to Entergy New Orleans pursuant to a transportation service agreement with Koch Gateway Pipeline Company
(KGPC). This service is subject to FERC-approved rates. Entergy New Orleans has firm contracts with its two intrastate suppliers and also makes interruptible spot market purchases. In recent years, natural gas deliveries have been subject primarily to weather-related curtailments. However, Entergy New Orleans has experienced no such curtailments.

      After the implementation of FERC-mandated interstate pipeline restructuring in 1993, curtailments of interstate gas supply could occur if Entergy New Orleans' suppliers failed to perform their obligations to deliver gas under their supply agreements. KGPC could curtail transportation capacity only in the event of pipeline system constraints. Based on the current supply of natural gas, and absent extreme weather-related curtailments, Entergy New Orleans does not anticipate any interruptions in natural gas deliveries to its customers.

      Entergy Gulf States purchases natural gas for resale under a "No-Notice" type of agreement from Mid Louisiana Gas Company. Abandonment of service by the present supplier would be subject to abandonment proceedings by FERC.

Research

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are members of the Electric Power Research Institute (EPRI). EPRI conducts a broad range of research in major technical fields related to the electric utility industry. Entergy participates in various EPRI projects based on Entergy's needs and available resources. During 1996, 1995, and 1994, Entergy contributed approximately $9 million, $9 million, and $18 million, respectively, for EPRI and other research programs in which Entergy was involved.

Item 2.   Properties

      Refer to Item 1. "Business - PROPERTY," for information regarding the properties of the registrants.

Item 3.   Legal Proceedings

      Refer to Item 1. "Business - RATE MATTERS AND REGULATION," for details of the registrants' material rate proceedings and other regulatory proceedings and litigation that are pending or that terminated in the fourth quarter of 1996.

Item 4.   Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 1996, no matters were submitted to a vote of the security holders of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, or System Energy.

                                PART II

Item 5.   Market for Registrants' Common Equity and Related Stockholder
Matters

Entergy Corporation

     The shares of Entergy Corporation's common stock are listed on the New York, Chicago, and Pacific Stock Exchanges.

      The high and low prices of Entergy Corporation's common stock for each quarterly period in 1996 and 1995 were as follows:

                                1996                  1995
                          High        Low        High       Low
                                    (In Dollars)

      First              30 3/8      26 3/8     24 3/4     20
      Second             28 1/2      25 1/4     25 1/2     20 7/8
      Third              28 5/8      24 7/8     26 1/8     23 5/8
      Fourth             29          26 3/4     29 1/4     26

     Dividends of 45 cents per share were paid on Entergy Corporation's common stock in each of the quarters of 1996 and 1995.

      As of February 28, 1997, there were 92,267 stockholders of record of Entergy Corporation.

      For information with respect to Entergy Corporation's future ability to pay dividends, refer to Note 8, "DIVIDEND RESTRICTIONS." In addition to the restrictions described in Note 8, PUHCA provides that, without approval of the SEC, the unrestricted, undistributed retained earnings of any Entergy Corporation subsidiary are not available for distribution to Entergy Corporation's common stockholders until such earnings are made available to Entergy Corporation through the declaration of dividends by such subsidiaries.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

      There is no market for the common stock of Entergy Corporation's wholly owned subsidiaries. Cash dividends on common stock paid by the subsidiaries to Entergy Corporation during 1996 and 1995, were as follows:

                               1996       1995
                                (In Millions)

Entergy Arkansas             $142.8     $   153.4
Entergy Gulf States              --            --
Entergy Louisiana            $179.2     $   221.5
Entergy Mississippi          $ 79.9     $    61.7
Entergy New Orleans          $ 34.0     $    30.6
System Energy                $112.5     $    92.8
Entergy S.A.                 $  0.7     $     3.5
Entergy Transener S.A.       $  1.7     $     2.1
Entergy Argentina S.A.       $  0.3           --
Entergy Argentina S.A. Ltd.  $  3.1           --

      In February 1997, Entergy Corporation received common stock dividend payments from its subsidiaries totaling $66.9 million. For information with respect to restrictions that limit the ability of System Energy and the domestic utility companies to pay dividends, see
Note 8. In order to improve its capital structure, Entergy Gulf States has not paid common stock dividends since the third quarter of 1994. See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources".

Item 6.   Selected Financial Data

      Entergy Corporation.. Refer to information under the heading "ENTERGY CORPORATION AND SUBSIDIARIES SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON."

     Entergy Arkansas. Refer to information under the heading "ENTERGY ARKANSAS, INC. SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON."

      Entergy  Gulf  States.  Refer to information  under  the  heading
"ENTERGY   GULF  STATES,  INC.  SELECTED  FINANCIAL  DATA  -  FIVE-YEAR
COMPARISON."

      Entergy  Louisiana.   Refer  to  information  under  the  heading
"ENTERGY   LOUISIANA,  INC.  SELECTED  FINANCIAL   DATA   -   FIVE-YEAR
COMPARISON."

      Entergy  Mississippi.   Refer to information  under  the  heading
"ENTERGY   MISSISSIPPI,  INC.  SELECTED  FINANCIAL  DATA  -   FIVE-YEAR
COMPARISON."

      Entergy  New  Orleans.  Refer to information  under  the  heading
"ENTERGY  NEW  ORLEANS,  INC.  SELECTED  FINANCIAL  DATA  -   FIVE-YEAR
COMPARISON."

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

     Entergy Arkansas. Refer to information under the heading "ENTERGY ARKANSAS, INC. MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS."

      Entergy Gulf States. Refer to information under the heading "ENTERGY GULF STATES, INC. MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS."

      Entergy  Louisiana.   Refer  to  information  under  the  heading
"ENTERGY LOUISIANA, INC. MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS
- RESULTS OF OPERATIONS."

      Entergy  Mississippi.   Refer to information  under  the  heading
"ENTERGY  MISSISSIPPI,  INC.  MANAGEMENT'S  FINANCIAL  DISCUSSION   AND
ANALYSIS - RESULTS OF OPERATIONS."

      Entergy New Orleans. Refer to information under the heading "ENTERGY NEW ORLEANS, INC. MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS."

      System  Energy.   Refer to information under the heading  "SYSTEM
ENERGY RESOURCES, INC. MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS."


Item 8.   Financial Statements and Supplementary Data.

                     INDEX TO FINANCIAL STATEMENTS

Entergy Corporation and Subsidiaries:
  Report of Management                                                                         40
  Audit Committee Chairperson's Letter                                                         41
  Management's Financial Discussion and Analysis for Entergy Corporation and Subsidiaries      42
  Report of Independent Accountants for Entergy Corporation and Subsidiaries                   53
  Management's Financial Discussion and Analysis for Entergy Corporation and Subsidiaries      54
  Statements of Consolidated Income For the Years Ended December 31, 1996, 1995, and
    1994 for Entergy Corporation and Subsidiaries                                              57
  Statements of Consolidated Cash Flows For the Years Ended December 31, 1996, 1995,
    and 1994 for Entergy Corporation and Subsidiaries                                          58
  Balance Sheets, December 31, 1996 and 1995 for Entergy Corporation and Subsidiaries          60
  Statements of Consolidated Retained Earnings and Paid-In Capital for the Years Ended         62
    December 31, 1996, 1995, and 1994 for Entergy Corporation and Subsidiaries
  Selected Financial Data - Five-Year Comparison for Entergy Corporation and Subsidiaries      63
  Report of Independent Accountants for Entergy Arkansas, Inc.                                 65
  Management's Financial Discussion and Analysis for Entergy Arkansas, Inc.                    66
  Statements of Income For the Years Ended December 31, 1996, 1995, and 1994 for Entergy
    Arkansas, Inc.                                                                             68
  Statements of Cash Flows For the Years Ended December 31, 1996, 1995, and 1994 for Entergy   69
    Arkansas, Inc.
  Balance Sheets, December 31, 1996 and 1995 for Entergy Arkansas, Inc.                        70
  Statements of Retained Earnings for the Years Ended December 31, 1996, 1995, and 1994 for    72
    Entergy Arkansas, Inc.
  Selected Financial Data - Five-Year Comparison for Entergy Arkansas, Inc.                    73
  Report of Independent Accountants for Entergy Gulf States, Inc.                              75
  Management's Financial Discussion and Analysis for Entergy Gulf States, Inc.                 76
  Statements of Income (loss) For the Years Ended December 31, 1996, 1995, and 1994 for        78
    Entergy Gulf States, Inc.
  Statements of Cash Flows For the Years Ended December 31, 1996, 1995, and 1994 for Entergy   79
    Gulf States, Inc.
  Balance Sheets, December 31, 1996 and 1995 for Entergy Gulf States, Inc.                     80
  Statements of Retained Earnings for the Years Ended December 31, 1996, 1995, and 1994 for    82
    Entergy Gulf States, Inc.
  Selected Financial Data - Five-Year Comparison for Entergy Gulf States, Inc.                 83
  Report of Independent Accountants for Entergy Louisiana, Inc.                                85
  Management's Financial Discussion and Analysis for Entergy Louisiana, Inc.                   86
  Statements of Income For the Years Ended December 31, 1996, 1995, and 1994 for Entergy       88
    Louisiana, Inc.
  Statements of Cash Flows For the Years Ended December 31, 1996, 1995, and 1994 for Entergy   89
    Louisiana, Inc.
  Balance Sheets, December 31, 1996 and 1995 for Entergy Louisiana, Inc.                       90
  Statements of Retained Earnings for the Years Ended December 31, 1996, 1995, and 1994 for    92
    Entergy Louisiana, Inc.
  Selected Financial Data - Five-Year Comparison for Entergy Louisiana, Inc.                   93
  Report of Independent Accountants for Entergy Mississippi, Inc.                              95
  Management's Financial Discussion and Analysis for Entergy Mississippi, Inc.                 96
  Statements of Income For the Years Ended December 31, 1996, 1995, and 1994 for Entergy       98
    Mississippi, Inc.
  Statements of Cash Flows For the Years Ended December 31, 1996, 1995, and 1994 for Entergy   99
    Mississippi, Inc.
  Balance Sheets, December 31, 1996 and 1995 for Entergy Mississippi, Inc.                    100
  Statements of Retained Earnings for the Years Ended December 31, 1996, 1995, and 1994 for   102
    Entergy Mississippi, Inc.
  Selected Financial Data - Five-Year Comparison for Entergy Mississippi, Inc.                103
  Report of Independent Accountants for Entergy New Orleans, Inc.                             105
  Management's Financial Discussion and Analysis for Entergy New Orleans, Inc.                106
  Statements of Income For the Years Ended December 31, 1996, 1995, and 1994 for Entergy New  108
    Orleans, Inc.
  Statements of Cash Flows For the Years Ended December 31, 1996, 1995, and 1994 for Entergy  109
    New Orleans, Inc.
  Balance Sheets, December 31, 1996 and 1995 for Entergy New Orleans, Inc.                    110
  Statements of Retained Earnings for the Years Ended December 31, 1996, 1995, and 1994 for   112
    Entergy New Orleans, Inc.
  Selected Financial Data - Five-Year Comparison for Entergy New Orleans, Inc.                113
  Report of Independent Accountants for System Energy Resources, Inc.                         115
  Management's Financial Discussion and Analysis for System Energy Resources, Inc.            116
  Statements of Income For the Years Ended December 31, 1996, 1995, and 1994 for System       118
    Energy Resources, Inc.
  Statements of Cash Flows For the Years Ended December 31, 1996, 1995, and 1994 for System   119
    Energy Resources, Inc.
  Balance Sheets, December 31, 1996 and 1995 for System Energy Resources, Inc.                120
  Statements of Retained Earnings for the Years Ended December 31, 1996, 1995, and 1994 for   122
    System Energy Resources, Inc.
  Selected Financial Data - Five-Year Comparison for System Energy Resources, Inc..           123
  Notes to Financial Statements for Entergy Corporation and Subsidiaries                      124


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




ED LUPBERGER                                      GERALD D. MCINVALE
Chairman, President, and Chief Executive          Executive Vice President and
Officer of Entergy Corporation,                   Chief Financial Officer
Entergy Arkansas, Entergy Gulf States,
Entergy Louisiana, Entergy Mississippi,
 and Entergy New Orleans






DONALD C. HINTZ
President and Chief Executive Officer of System Energy

                 ENTERGY CORPORATION AND SUBSIDIARIES

                 AUDIT COMMITTEE CHAIRPERSON'S LETTER


      The  Entergy  Corporation Board of Directors' Audit Committee  is
comprised   of  five  directors  who  are  not  officers   of   Entergy
Corporation:  Lucie J. Fjeldstad, Chairperson, Admiral Kinnaird  McKee,
Eugene  H.  Owens,  Robert  D.  Pugh, and  H.  Duke  Shackelford.   The
committee held five meetings during 1996.

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





                                   LUCIE J. FJELDSTAD
                                   Chairperson, Audit Committee











                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

      Net cash flow from operations for Entergy, the domestic utility companies, and System Energy for the years ended December 31, 1996, 1995, and 1994, was as follows:

                                 1996     1995    1994
                                      (In Millions)

            Entergy              $1,458  $1,426   $1,558
            Entergy Arkansas     $  377  $  338   $  356
            Entergy Gulf States  $  322  $  401   $  326
            Entergy Louisiana    $  352  $  385   $  368
            Entergy Mississippi  $  182  $  185   $  195
            Entergy New Orleans  $   44  $   99   $   39
            System Energy        $  287  $   96   $  337

      The  positive cash flow from operations for the domestic  utility companies  results from continued efforts to streamline operations  and to  reduce costs, as well as from collections under rate phase-in plans that  exceed current cash requirements for the related costs.  (In  the
income   statement,  these  revenue  collections  are  offset  by   the
amortization of previously deferred costs so that there is no effect on
net  income.)   These  phase-in plans will continue  to  contribute  to
Entergy's cash position over the next several years.  Specifically, the
Grand  Gulf  1 phase-in plans will expire in 1998 for Entergy  Arkansas and  Entergy Mississippi, and in 2001 for Entergy New Orleans.  Entergy
Gulf  States'  phase-in plan for River Bend will expire  in  1998,  and
Entergy  Louisiana's phase-in plan for Waterford 3 will expire in  June
1997.

Financing Sources

     Cash from operations, supplemented by cash on hand, was sufficient to  meet substantially all investing and financing requirements of  the domestic  utility companies, other than early refinancings of  existing debt,  including  capital expenditures, dividends,  and  debt/preferred stock maturities during 1996.  System Energy issued two series of first mortgage  bonds  in August 1996 totaling $235 million,  of  which  $210 million  was used to meet a scheduled September 1, 1996, System  Energy debt maturity. Entergy's investments in nonregulated businesses in 1996 were funded with debt and equity capital.

      Entergy  has been able to fund the capital requirements  for  its domestic  utility businesses with cash from operations  resulting  from the  items  discussed above in Cash Flow.  Should  additional  cash  be needed  to  fund  investments  or retire  debt,  the  domestic  utility companies  and  System Energy have the ability, subject  to  regulatory approval and compliance with issuance tests, to issue debt or preferred securities  to  meet  such requirements.  In addition,  to  the  extent market  conditions and interest and dividend rates allow, the  domestic utility  companies and System Energy will continue to refinance  and/or
redeem  higher  cost debt and preferred stock prior to  maturity.   The
domestic  utility companies may continue to establish  special  purpose trusts  as  financing subsidiaries for the purpose of issuing preferred trust  securities,  such as those issued in 1996 by  Entergy  Louisiana
Capital  I and Entergy Arkansas Capital I, and those issued in  January
1997  by  Entergy  Gulf  States  Capital I.  Entergy  Corporation,  the
domestic   utility  companies,  and  System  Energy   also   have   SEC
authorization to effect short-term borrowings.  See Notes 4, 5,  6,  7, and  9  for additional information on Entergy's capital and refinancing requirements in 1997-2001.


                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                    LIQUIDITY AND CAPITAL RESOURCES

      In May 1996, Entergy Corporation registered 10 million additional shares  of  common  stock pursuant to a new dividend  reinvestment  and stock  purchase plan, which became effective in July 1996.  See Note  5 for further discussion.

Financing Uses

      Productive  investment  by  Entergy Corporation  is  integral  to enhancing the long-term value of its common stock.  Entergy Corporation has  been  expanding its investments in business opportunities overseas as  well  as  in  the United States.  Through the end of 1996,  Entergy
Corporation  had acquired or participated in foreign electric  ventures in  Australia, Argentina, Chile, Pakistan, and Peru, and  had  acquired
several  telecommunications-based businesses in the United States.   As
of  December 31, 1996, Entergy Corporation had a net investment of $812 million in equity capital in businesses other than its domestic  retail
utility   business.    See  Note  13  for  a  discussion   of   Entergy
Corporation's acquisition of CitiPower on January 5, 1996, and Note  16 for  Entergy  Corporation's acquisition of London  Electricity  plc  on
February 7, 1997.

      To  make  capital  investments, fund its  subsidiaries,  and  pay dividends, Entergy Corporation will utilize internally generated funds, cash  on  hand, funds available under its $300 million credit facility, funds  received from its dividend reinvestment and stock purchase plan, and other bank financings if required.  See Note 9 for a discussion  of
capital  requirements.   Entergy  Corporation  receives  funds  through
dividend  payments from its subsidiaries.  During 1996,  such  dividend payments from subsidiaries totaled $554.2 million.  In order to improve its  capital  structure, Entergy Gulf States has not paid common  stock
dividends   since  the  third  quarter  of  1994.   In  1996,   Entergy
Corporation  paid $405 million of common stock dividends.  Declarations of  dividends  on  common stock are made at the discretion  of  Entergy
Corporation's Board of Directors.  Management will not recommend future dividend increases to the Board unless such increases are justified  by adequate  earnings growth of Entergy Corporation and its  subsidiaries.
See Note 8 for information on dividend restrictions.

Entergy Corporation and Entergy Gulf States

     See Notes 2 and 9 regarding River Bend and Cajun issues, including
recent  developments.   An adverse ruling regarding  River  Bend  could
result in up to approximately $278 million of potential write-offs (net of  tax)  and  up  to  $204 million in refunds of previously  collected
revenue.   Such write-offs and charges could result in substantial  net losses  being  reported  in  the future by Entergy  Gulf  States,  with
resulting   adverse  adjustments  to  the  common  equity  of   Entergy
Corporation  and  Entergy  Gulf States.  Adverse  resolution  of  these matters could negatively affect Entergy Gulf States' ability to  obtain financing,  which  could in turn affect Entergy Gulf States'  liquidity and ability to resume paying dividends.

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


                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS


Competition and Industry Challenges

      The  electric  utility industry traditionally has operated  as  a regulated  monopoly  in which there was little opportunity  for  direct competition in the provision of electric service.  The industry is  now undergoing  a  transition  to an environment of  increased  retail  and wholesale  competition.  The causes of the movement toward  competition are  numerous  and  complex.  They include legislative  and  regulatory changes, technological advances, consumer demands, greater availability
of   natural   gas,  environmental  needs,  and  other  factors.    The
increasingly competitive environment presents opportunities to  compete for  new  customers, as well as the risk of loss of existing customers.
The  following  issues  have been identified by Entergy  as  its  major competitive challenges.

Open Access Transmission

      The  EPAct addressed a wide range of energy issues and  is  being implemented  by both FERC and state regulators.  The EPAct is  designed
to   promote   wholesale  competition  among  utility  and   nonutility
generators by amending PUHCA to exempt from regulation a class of EWGs, among  others,  consisting of utility affiliates and nonutilities  that own and operate facilities for the generation and transmission of power for sale at wholesale.  The EPAct also gave FERC the authority to order investor-owned utilities to transmit wholesale power and energy  to  or for  wholesale  purchasers  and sellers.  This  creates  potential  for electric  utilities and other power producers to gain increased  access to  the transmission systems of other utilities to facilitate wholesale sales.

      In  response  to  the EPAct, FERC commenced a rulemaking  on  the
subject  of  "stranded  costs" in 1994.   This  rulemaking  concerns  a
regulatory  framework  for dealing with recovery  of  costs  that  were prudently  incurred by electric utilities to serve customers under  the traditional regulatory framework.  These costs may become "stranded" as a  result  of  increased competition. The risk of exposure to  stranded costs  that may result from competition in the industry will depend  on the  extent  and  timing  of  retail  competition,  the  resolution  of jurisdictional issues concerning stranded cost recovery, and the extent
to   which  such  costs  are  recovered  from  departing  or  remaining customers.

     FERC issued Order No. 888 as the final order in this rulemaking in
April  1996  requiring  that  all  public  utilities  subject  to   its
jurisdiction  provide comparable wholesale transmission access  through the  filing  of a single open access tariff.  In addition,  FERC  ruled that  public  utilities  are  entitled to full  recovery  of  prudently incurred  costs  associated with wholesale requirements  signed  before
July  11,  1994.  If the costs are stranded by retail wheeling,  public
utilities  should  first  seek  recovery  of  these  costs   from   the
appropriate state or local regulators.  FERC indicated that it would be the  primary forum for recovery in cases where retail customers  become wholesale purchasers.

      FERC also issued Order No. 889, which prescribes the requirements and procedures for the implementation and maintenance of an open access same-time information system by each public utility.  In addition, FERC issued  a notice of proposed rulemaking concerning capacity reservation tariffs  as  the  next  phase  of  its  efforts  to  promote  wholesale
competition.   In July 1996, Entergy Services filed, on behalf  of  the
domestic utility companies, an open access proforma tariff.


                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS


      In  September  1996, FERC issued an order revising  the  original requirement  that open access same-time information service  sites  and standards  of  conduct  be in place for all transmission  providers  by
November  1,  1996.  FERC scheduled a two-step compliance procedure  in which  the operation of open access same-time information service sites was  to  begin  on a test basis beginning in December 1996,  with  full commercial  operations  and compliance with the  standards  of  conduct beginning in January 1997.  In January 1997, Entergy Services filed its
standards   of  conduct  with  FERC,  and  an  open  access   same-time
information site was established.

     In response to Order No. 888, Entergy Services filed a request for
clarification and rehearing regarding the following four  issues:   (i)
the  special  nature and treatment of stranded nuclear  decommissioning
costs;   (ii)  the  reciprocity  rules  applicable  to  rural  electric
cooperatives;   (iii)  the  functional  unbundling   requirements   for
registered  holding companies; and (iv) the nature of network  service.
The request for rehearing is currently pending.

Transition to Competition Filings

      Entergy  has  initiated  discussions with  its  state  and  local regulators regarding an orderly transition to a more competitive market
for  electricity.   As  discussed in more detail  in  Note  2,  Entergy
Arkansas, Entergy Gulf States, and Entergy Louisiana have made  filings with  their  respective state regulators concerning the  transition  to
competition.   These filings call for the accelerated recovery  of  the
companies'  nuclear investment and nuclear-related purchase obligations over  a seven-year period and for the protection of certain classes  of ratepayers  from possibly unfairly bearing the burden of cost  shifting which  may  result  from  competition.  The majority  of  the  domestic utilities' current net investment in nuclear generation shown in Note 1 is  included in the proposals for accelerated recovery filed with state
regulators.   See  Note  2  for a discussion of  Entergy  Mississippi's
August 1996 transition to competition filing with the MPSC.

Retail and Wholesale Rate Issues

     The retail regulatory philosophy is shifting in some jurisdictions
from   traditional   cost-of-service   regulation   to   incentive-rate
regulation.   Incentive  and  performance-based  rate  plans  encourage
efficiencies  and  productivity while permitting  utilities  and  their customers  to  share in the results.  Entergy Mississippi  and  Entergy
Louisiana have implemented incentive-rate plans.

      Several  of  the  domestic utility companies have  recently  been ordered  to  grant base rate reductions and have refunded  or  credited
customers  for  previous  overcollections  of  rates.   The  continuing
pattern  of  rate  reductions is a characteristic  of  the  competitive environment in which the domestic utilities operate.  See  Note  2  for additional discussion of rate reductions and incentive-rate regulation, as well as a System Energy proposed rate increase.

Legislative Activity

      Retail  wheeling  is the transmission and/or distribution  by  an electric  utility  of  energy  produced  by  another  entity  over  the utility's transmission and distribution system to a retail customer  in the  electric utility's area of service.  California, Rhode Island, New
Hampshire,  Massachusetts, and Pennsylvania have already initiated  the restructuring  of the utility industry within their respective  states.
Most  other  states  have initiated studies of industry  restructuring.
Included in the majority of the more developed proposals are plans  for utilities  to  have a reasonable opportunity to recover investments  in utility  plant  that have previously been determined  to  be  prudently
incurred.   Within the areas served by the domestic utility  companies, formal  proceedings to study retail competition/industry  restructuring are being conducted by the LPSC, the MPSC, and the PUCT.


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

      The  PUCT  has  developed  rules that  permit  greater  wholesale electric competition in Texas, as mandated by the Texas legislature  in its  1995 session.  In January 1997,  the PUCT submitted reports to the
Texas  legislature concerning broader competitive issues  such  as  the
unbundling  of  electric  utility  operations,  market-based   pricing,
performance-based ratemaking, and the identification  and  recovery  of
potential  stranded  costs  as  part  of  the  transition  to  a   more
competitive  electric industry environment.  Currently it is  uncertain what  action,  if any, the legislature may take with respect  to  these issues.

      See Note 2 for information related to the LPSC and MPSC generic proceedings on competition.

      A  number of bills were introduced in Congress during 1996  that called  for  future  deregulation  of  the  electric  power  industry.
Included in these proposals are some that would amend or repeal  PUHCA
and/or  PURPA.   Other  provisions in some of  the  bills  would  give
consumers the ability to choose their own electricity service.

      On February 20, 1997, the SEC issued new Rule 58 under PUHCA, which will permit registered public utility holding companies to enter into an array of energy-related businesses for which specific approval had previously been required. These businesses include, among other things, management, operations and maintenance contracting for energy-related facilities, energy efficiency contracting, and the sale and servicing of a range of electric appliances and equipment. The rule, which will become effective on March 22, 1997, will permit broader diversification by Entergy into these businesses.

Municipalization

      In  some  areas  of the country, municipalities  (or  comparable entities)  whose  residents are served at retail by an  investor-owned utility  pursuant  to a franchise, are exploring  the  possibility  of establishing new electric distribution systems, or extending  existing
ones.   In  some cases, municipalities are also seeking  new  delivery points in order to serve retail customers, especially large industrial customers,  which  currently receive service  from  an  investor-owned utility.  Where successful, the establishment of a municipal system or the  acquisition by a municipal system of a utility's customers  could result  in  the  utility's  inability to recover  costs  that  it  has incurred for the purpose of serving those customers.

Industry Consolidation

     Another factor in making the transition to competition nationwide
is  the  continuing  and  accelerating trend of  utility  mergers.   A
significant   trend   developing  among   the   more   recent   merger
announcements  is the proposed combination of electric  utilities  and gas pipeline and/or distribution companies.

Functional Unbundling

      An additional trend which has recently emerged is the unbundling of traditional utility functions. In some areas of the country, utilities are attempting to sell either all or a substantial portion of their generation assets and will become, in large part, suppliers of transmission and distribution services only.


                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS


Effects  of  Alternate  Energy  Sources on  Retail  Electric  Sales  to
Industrial and Large Commercial Customers

      Many  industrial and large commercial customers of  the  domestic
utility companies have cost structures that are energy sensitive.   For
this  reason, these customers are currently exploring, or in the future may  explore,  available energy alternatives such  as  fuel  switching, cogeneration,  self-generation,  production  shifting,  and  efficiency measures.  To the extent that these customers avail themselves of  such options,  the  domestic utility companies may suffer a  loss  of  load.
Accordingly, in an effort to retain such load, certain of the  domestic utility  companies,  Entergy  Gulf  States  and  Entergy  Louisiana  in
particular,  have  negotiated  electric service  contracts  with  large industrial and commercial customers with the specific aim of  retaining the  load represented by these customers.  Electric service under  such agreements may be provided at tariffed rates lower than would otherwise be applicable.

      The  results of operations of the domestic utility companies have not  thus  far  been materially adversely affected as a result  of  the negotiation  of retail electric service agreements with industrial  and large  commercial  customers.  This is due  in  large  measure  to  the utilities'  success in reducing costs, overall load growth,  increasing sales to all customer classes, and the regulatory treatment accorded to
negotiated  electric  service agreements.   However,  in  view  of  the
likelihood of increased competition in the electric utility business in the  future,  there can be no assurance that the effect  of  negotiated electric prices for industrial and large commercial customers will  not eventually have a negative effect on the results of operations  of  the domestic utility companies.

      During  1995,  the Council approved a resolution requiring  prior approval of the regulatory treatment of any lost contribution to  fixed costs as a result of incentive-rate agreements with large industrial or commercial  customers entered into for the purposes of retaining  those
customers.   The Council's resolution also requires prior  approval  of the  regulatory treatment of stranded costs resulting from the loss  of large customers.

      During 1995, Entergy Louisiana received separate notices from two large industrial customers that will proceed with proposed cogeneration projects  for  the purpose of fulfilling their future  electric  energy
needs.    These  customers  will  continue  to  purchase  their  energy requirements from Entergy Louisiana until their cogeneration facilities are  completed and operational, which is expected to occur in 1997  and
1998.   After  that  time, these customers will  continue  to  purchase energy  from  Entergy Louisiana, but at a reduced level.  During  1996, these  two customers represented an aggregate of approximately  17%  of total  Entergy Louisiana industrial sales, and provided  12%  of  total industrial base revenues.

       During   1996,  Entergy  Gulf  States  entered  into  agreements
concerning  a  steam  generating station  that  historically  has  been contractually dedicated to providing steam and cogenerated  electricity
for   a  large  industrial  customer.   Under  these  agreements,   the
generating facility was leased to the customer, but Entergy Gulf States will continue to operate the facility.  The customer has announced that it  will spend $190 million to make major improvements to the facility, including  a  new 150 MW gas turbine generator.  As a result  of  these agreements,  which  were  entered into with the  expectation  that  the customer  otherwise  would terminate its contracts  with  Entergy  Gulf
States  and  construct  its  own generating  facilities,  Entergy  Gulf
States'  revenues  from this customer are estimated to  be  reduced  by approximately  $33  million  annually beginning  in  August  1997,  and
Entergy  Gulf  States'  net  income  is  expected  to  be  reduced   by
approximately $15 million annually.


                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS


      In  November  1996, another industrial customer of  Entergy  Gulf
States with an electrical load of approximately 31 MW ceased purchasing electricity  from  Entergy  Gulf States  due  to  the  commencement  of operations of a cogeneration facility.  This is expected to  result  in an  annual  revenue  loss to Entergy Gulf States of approximately  $5.5 million,  and  an annual reduction in net income of approximately  $3.3 million.

Domestic and Foreign Investments

     Entergy Corporation seeks opportunities to expand its domestic and foreign  businesses that are not regulated by domestic state and  local regulatory authorities. Such business ventures currently include  power development  and operations and retail services related to the  utility
business.   Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS  -
LIQUIDITY   AND  CAPITAL  RESOURCES"  for  a  discussion   of   Entergy
Corporation's  1996  investments in domestic and  foreign  nonregulated
businesses.  These  investments  may  involve  a  greater   risk   than
domestically   regulated   utility  enterprises.   In   1996,   Entergy
Corporation's   investments  in  domestic  and   foreign   nonregulated
investments  reduced  consolidated net income  by  approximately  $25.4 million. While such investments did not have a positive effect on  1996 earnings, management believes they will show profits in the near term.

     In an effort to expand into new energy-related businesses, Entergy plans to commercialize the fiber optic telecommunications network  that connects  system  facilities and supports its internal business  needs.
Entergy   will  provide  long-haul  fiber  optic  capacity   to   major
telecommunications carriers which, in turn, will market that service to third  parties.  The Telecommunications Act of 1996 permits  a  company such  as  Entergy to market such a service, subject to state and  local regulatory  approval.  This law contains an exemption from  PUHCA  that will permit registered utility holding companies to form and capitalize
subsidiaries   to   engage   in  telephone,   telecommunications,   and
information service businesses without SEC approval.  However, the  law requires  that such telecommunications subsidiaries file for  exemption with the Federal Communications Commission, and that they not engage in transactions  with  utility  affiliates within  their  holding  company systems  or  acquire  utility affiliates' rate-based  property  without state or local regulatory approval.

       During  1996,  Entergy  Corporation's  wholly-owned  subsidiary,
Entergy  Technology  Holding Company, entered the  electronic  security
monitoring   business  through  the  acquisition  of  six  full-service security  monitoring companies.  These companies serve an aggregate  of approximately  80,000 customers within the states  of  North  Carolina,
South Carolina, Alabama, and Florida.  These acquisitions represent  an investment by Entergy Corporation of approximately $83 million  in  the security  monitoring industry, substantially all of which was  financed by debt.

     In October 1995, FERC issued an order granting EWG status to EPMC, which was created in 1995 to become a buyer and seller of electric energy and generating fuels. In February 1996, FERC approved market-based rate sales of electricity by EPMC. Such approval allows EPMC to begin providing wholesale customers with a variety of services, including physical trading. An application currently is pending before the SEC seeking additional authority for EPMC to purchase and sell derivative contracts relating to electricity, gas, and fuels.

      In January 1997, Entergy Corporation announced that a preliminary agreement had been reached with Maine Yankee Atomic Power Company
(Maine Yankee) for a new nonutility subsidiary of Entergy Enterprises to provide management and operations services for the Maine Yankee nuclear plant. Subsequently, Entergy Nuclear, Inc. (Entergy Nuclear), a Delaware corporation, was organized for this purpose. On February
13, 1997, an agreement to provide such services for an initial period of up to one year was executed by Entergy Nuclear and Maine Yankee.
The creation of Entergy Nuclear and its undertaking with Maine Yankee are authorized by existing SEC orders previously granted to Entergy
Enterprises. Entergy Corporation has an application pending at the SEC to create a different structure under which Entergy Nuclear would engage in this business.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS


      On January 5, 1996, Entergy Corporation finalized its acquisition of  CitiPower,  an  electric  distribution company  serving  Melbourne,
Australia,  and surrounding suburbs.  The purchase price  of  CitiPower was  approximately $1.2 billion, of which $294 million  represented  an equity investment by Entergy Corporation, and the remainder represented debt  that is non-recourse to Entergy Corporation.  Entergy Corporation funded  the majority of the equity portion of the investment  by  using
$230  million  of  its $300 million line of credit.   CitiPower  serves
approximately  238,000 customers, the majority of which are  commercial
customers.   At  the  time  of  the  acquisition,  CitiPower  had   846
employees.

      On December 18, 1996, Entergy made a formal cash offer to acquire
London  Electricity for $2.1 billion.  London Electricity is a regional electric  company  serving approximately two million customers  in  the metropolitan  area  of  London, England.  The  offer  was  approved  by authorities in the United Kingdom and as of February 7, 1997, the offer was  made  unconditional  and Entergy, through an  English  subsidiary, controlled  over  90%  of  the  common shares  of  London  Electricity.
Through  procedures available under applicable law, Entergy expects  to
gain  control of 100% of the common shares of London Electricity.   The
acquisition was financed with $1.7 billion of debt that is non-recourse to  Entergy Corporation, and $392 million of equity provided by Entergy
Corporation  from available cash and borrowings under its $300  million line of credit.

     In 1996, Entergy made a proposal to develop, finance and construct the Saltend Project, a proposed 1,100 MW gas fired, combined cycle cogeneration plant to be located adjacent to the British Petroleum
Company chemical facility in northeast England. The development of the Saltend Project is subject to the negotiation of definitive agreements and obtaining all necessary governmental approvals, which is expected to be accomplished in 1997. The total cost of this project, which would be developed over a period of about two years, currently is estimated to be approximately $650 million.

      On December 20, 1996, Entergy exercised an option to acquire, through a subsidiary, a 25% equity interest in San Isidro S.A., a Chilean company which is developing a 370 MW gas fired, combined cycle generating facility in central Chile. Entergy's interest, which is expected to be acquired during the first quarter of 1997, will require an estimated $20 million cash investment as well as a guaranty of up to $30 million relating to the payment of the turnkey contractor for the San Isidro project. The other owner of the project, who is also the developer, is Empresa Nacional de Electricidad, S.A. (ENDESA).

ANO Matters

      Entergy  Operations has made periodic inspections and repairs  on the tubes in ANO 2's steam generators, which have experienced cracking.
In  October  1996, Entergy Corporation's Board of Directors  authorized
Entergy   Operations   to  negotiate  a  contract,   with   appropriate
cancellation  provisions, for the fabrication and  replacement  of  the steam generators at ANO.  See Note 9 for additional information.

Deregulated Utility Operations

      Entergy Gulf States discontinued regulatory accounting principles for its wholesale jurisdiction and steam department and the Louisiana deregulated portion of River Bend during 1989 and 1991, respectively.
The operating income (loss) from these operations was $13.9 million in 1996, $1.2 million in 1995, and ($5.2) million in 1994.


                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS


      The  increases  in  1996  and 1995 net  income  from  deregulated operations were principally due to increased revenues, partially offset
by  increased  depreciation.   The future  impact  of  the  deregulated
utility  operations  on  Entergy and Entergy Gulf  States'  results  of operations  and  financial  position will depend  on  future  operating costs,  the  efficiency and availability of generating units,  and  the
future  market for energy over the remaining life of the  assets.   The
deregulated operations will be subject to the requirements of SFAS 121, as  discussed  in Note 1, in determining the recognition of  any  asset impairment.

Property Tax Exemptions

      Waterford  3's local property tax exemptions expired in  December
1995.   In a March 1996 LPSC order, Entergy Louisiana was permitted  to defer  recovery of the estimated Waterford 3 property tax from  January
1996  through  June  1996.  The order allows for the  recovery  of  the property  tax  beginning in July 1996 and also for the  recovery,  from
July  1996 through June 1997, of the related deferral.  In April  1996,
Louisiana authorities assessed 1996 property taxes of $19.3 million  on
Waterford 3.

      River  Bend's local property tax exemptions expired  in  December
1996.   The  1997  property tax is estimated to be approximately  $13.2 million.  The tax related to the Texas jurisdiction was included in the
rate  proceeding  filed with the PUCT in November 1996.   Entergy  Gulf
States expects that the LPSC will address the accounting treatment  and recovery  of  River  Bend's  property taxes related  to  the  Louisiana jurisdiction  in  conjunction with the fourth  required  Merger-related earnings review to be filed in May 1997.

Accounting Issues

      New  Accounting Standard - Entergy adopted SFAS 121,  "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed  Of"  (SFAS  121), effective January 1, 1996.   This  standard
describes  circumstances that may result in assets being  impaired  and provides  criteria for recognition and measurement of asset impairment.
See  Notes 1 and 2 for information regarding the write-off recorded  in
1996 and potential additional impacts of the new accounting standard on
Entergy.

      Continued Application of SFAS 71 - As a result of the EPAct,  the actions of regulators, and other factors, the electric utility industry is moving toward a combination of competition and a modified regulatory
environment.   The  domestic  utility companies'  and  System  Energy's
financial  statements currently reflect, for the most part, assets  and costs based on existing cost-based ratemaking regulations in accordance with  SFAS  71,  "Accounting  for  the  Effects  of  Certain  Types  of
Regulation"  (SFAS  71).  Continued applicability of  SFAS  71  to  the domestic  utility  companies' and System Energy's financial  statements requires  that  rates  set by an independent regulator  on  a  cost-of-
service basis be charged to and collected from customers.

     In the event that all or a portion of a utility's operations cease to  meet those criteria for various reasons, including deregulation,  a change  in  the  method  of regulation, or a continued  change  in  the competitive  environment  for  the utility's  regulated  services,  the utility  should  discontinue application of SFAS 71  for  the  relevant
portion.   That discontinuation should be reported by elimination  from the  balance sheet of the effects of any actions of regulators recorded
as  regulatory  assets and liabilities.   The effect  of  discontinuing
application  of  SFAS  71  would have a material  impact  on  Entergy's financial statements.


                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                 SIGNIFICANT FACTORS AND KNOWN TRENDS


      The  domestic  utility companies' and System  Energy's  financial statements  continue  to apply SFAS 71 for their regulated  operations, except for those portions of Entergy Gulf States' business described in
"Deregulated  Utility  Operations" above.   Although  discussions  with
regulatory  authorities regarding retail competition have occurred  and are  expected  to continue, management does not expect  any  definitive outcomes  in  the  foreseeable  future, and  therefore,  the  regulated operations  continue  to  apply SFAS 71.  See  Note  1  for  additional discussion of Entergy's application of SFAS 71.

      Accounting for Decommissioning Costs - In February 1996, the FASB
issued  an  exposure draft of a proposed SFAS addressing the accounting for  decommissioning  costs  of nuclear generating  units  as  well  as liabilities  related  to  the closure and  removal  of  all  long-lived
assets.   See  Note  9  for  a discussion of proposed  changes  in  the accounting  for decommissioning/closure costs and the potential  impact of these changes on Entergy.

Financial Instruments

      Derivative  instruments have been used by Entergy  on  a  limited basis.  Entergy has a policy that financial derivatives are to be  used
only to mitigate business risks and not for speculative purposes.   See
Notes   7   and  9  for  additional  information  concerning  Entergy's derivative instruments outstanding as of December 31, 1996.


                   REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Entergy Corporation


We have audited the accompanying consolidated balance sheets of Entergy
Corporation and Subsidiaries as of December 31, 1996 and 1995, and  the
related statements of consolidated income, retained earnings and  paid-
in-capital  and cash flows for each of the three years  in  the  period
ended   December  31,  1996.   These  financial  statements   are   the
responsibility of the Corporation's management.  Our responsibility  is to  express  an  opinion  on these financial statements  based  on  our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entergy Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As  discussed  in Note 2 to the consolidated financial statements,  the net  amount  of  capitalized costs for River Bend  exceed  those  costs
currently  being  recovered  through  rates.   At  December  31,  1996,
approximately  $467  million is not currently being  recovered  through
rates.   Based upon the regulatory decision on this matter, a write-off of all or a portion of such costs may be required.

As  discussed  in Note 1 to the consolidated financial  statements,  at
January  1,  1996 the Company adopted Statement of Financial Accounting
Standards No. 121, "Accounting for the Impairment of Long-Lived  Assets
and  for Long-Lived Assets to Be Disposed Of".   Also, as discussed  in
Note  1  to  the consolidated financial statements, in 1996  and  1995, certain  of  the  Corporation's subsidiaries changed their  methods  of accounting for incremental nuclear plant outage maintenance costs.

COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
February 13, 1997

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


      On January 5, 1996, Entergy Corporation finalized its acquisition
of  CitiPower.   In accordance with the purchase method of  accounting,
the  results of operations for 1995 and 1994 of Entergy Corporation and subsidiaries reported in its Statements of Consolidated Income and Cash
Flows  do not include CitiPower's results of operations.  See  Note  13 for additional information regarding CitiPower.

Net Income

      Consolidated net income decreased in 1996 primarily due to the $174 million net of tax write-off of River Bend rate deferrals pursuant to SFAS 121 and the one-time recording in 1995 of the cumulative effect of the change in accounting method for incremental nuclear refueling outage maintenance costs at Entergy Arkansas. The effect of these items was partially offset by the reversal of a Cajun-River Bend litigation accrual at Entergy Gulf States. Excluding these items, net income would have increased 17% due to decreased other operation and maintenance expenses for domestic regulated operations as a result of restructuring programs, as discussed in Note 12, and ongoing efficiency improvement programs throughout Entergy.

      Consolidated net income increased in 1995 due primarily to increased electric operating revenues, decreased other operation and maintenance expenses, the onetime recording of the cumulative effect of the change in accounting method for incremental nuclear refueling outage maintenance costs at Entergy Arkansas, and decreased interest expense, partially offset by increased income taxes and decreased miscellaneous income - net.

      Significant factors affecting the results of operations and causing variances between the years 1996 and 1995, and between the years 1995 and 1994, are discussed under "Revenues and Sales,"
"Expenses," and "Other" below.

Revenues and Sales

      See "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON," following the financial statements, for information on operating revenues by source and kWh sales.

      The changes in electric operating revenues for the twelve months ended December 31, 1996 and 1995, are as follows:

                                                  Increase/
                                                  (Decrease)
                     Description                1996      1995
                                                 (In Millions)

          Change in base revenues              ($117.5)    $6.6
          Rate riders                              1.8     15.3
          Fuel cost recovery                     382.3    (28.0)
          Sales volume/weather                   108.0    141.3
          Other revenue (including unbilled)     (49.3)     4.3
          Sales for resale                        37.6     35.6
          System Energy-FERC Settlement              -    120.5
                                                ------   ------
          Total                                 $362.9   $295.6
                                                ======   ======

                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


      Electric operating revenues increased in 1996 as a result of higher fuel adjustment revenues, which do not affect net income, and an increase in retail energy sales, partially offset by rate reductions at various domestic utility companies. The increase in retail sales is primarily the result of an increase in customers and customer usage.

      Electric operating revenues increased in 1995 as a result  of  an increase  in  retail  energy  sales,  the  effects  of  the  1994  FERC
Settlement, and increased wholesale revenues, partially offset by  rate reductions  at Entergy Gulf States, Entergy Louisiana, and Entergy  New
Orleans  and lower fuel adjustment revenues.  Warmer weather  and  non-
weather  related volume growth contributed equally to the  increase  in retail  electric energy sales.  The increase in sales  for  resale  was primarily  from  increased energy sales outside  of  Entergy's  service
area.   The  increase in other revenues was due to the effects  of  the
1994 FERC Settlement and the 1994 NOPSI Settlement.

      Gas operating revenues increased in 1996 due to higher unit purchase prices for gas purchased for resale and colder than normal weather in the first quarter of 1996.

       Nonregulated   and  foreign-energy  related  business   revenues
increased  in 1996 due primarily to the acquisition of CitiPower.   See
Note 13 for additional information regarding CitiPower.

Expenses

      Operating  expenses  for 1996 include the operating  expenses  of
CitiPower,  which  were  not  included  in  the  prior  year  financial
statements.    See   Note  13  for  additional  information   regarding
CitiPower.   Excluding  the operating expenses of CitiPower,  Entergy's
operating   expenses  increased  in  1996.   The  following  discussion
excludes the impact of the acquisition of CitiPower.

      In  1996, fuel and purchased power expenses increased as a result of  higher fuel costs and an increase in energy sales.  Other operation and maintenance expenses decreased in 1996 due to lower payroll-related expenses,  resulting from restructuring programs as discussed  in  Note
12,  in  addition to ongoing operating efficiency improvement  programs throughout Entergy.  Rate deferrals charged against operating  expenses in  1996 represent the deferral of Waterford 3 local property taxes and the  deferral of a portion of the proposed System Energy rate  increase
at  Entergy  Mississippi  and Entergy New Orleans.   Nuclear  refueling
outage expenses decreased primarily due to the effect of deferring  the nuclear refueling outage expenses at Grand Gulf 1 in the fourth quarter
of  1996  rather  than  recognizing those expenses  as  incurred.   The
majority  of  the  increase in decommissioning costs  and  depreciation rates is reflected in the 1995 System Energy FERC rate increase filing, subject  to  refund.  See Note 2 for a discussion of the proposed  rate increase.

      Operating  expenses decreased in 1995 primarily  due  to  reduced
other   operation  and  maintenance  expenses.   Other  operation   and
maintenance   expenses  decreased  because  of  lower   payroll-related
expenses resulting from the restructuring program discussed in Note  12 and  1994 Merger-related costs.  The decrease in operating expenses was partially  offset by an increase in nuclear refueling  outage  expenses due  to a 1995 refueling outage at Grand Gulf 1 and the adoption of the change in accounting method at Entergy Arkansas.

      Excluding CitiPower, interest on long-term debt decreased for 1996, due primarily to ongoing retirement and refinancing of higher cost debt at the domestic utility companies and System Energy.
Borrowings by Entergy Corporation from a $300 million line of credit related to CitiPower investment contributed to the increase in other interest-net in 1996.


                 ENTERGY CORPORATION AND SUBSIDIARIES

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


      Interest charges decreased in 1995 as a result of the retirement and refinancing of higher cost long-term debt.

      Preferred dividend requirements decreased in 1996 and 1995 due to stock redemption activities.

Other

      Miscellaneous other income - net decreased in 1996 as a result of the write-off of River Bend rate deferrals pursuant to SFAS 121, as discussed in Note 2, and a decrease in Grand Gulf 1 carrying charges at Entergy Arkansas due to a decline in the deferral balance, partially offset by the Entergy Gulf States' reversal of a Cajun-River Bend litigation accrual. Income tax expense increased due to higher pretax income excluding the River Bend rate deferral write-off and the prior year change in accounting method.

      Miscellaneous other income - net decreased in 1995 due primarily to expansion activities in nonregulated businesses. Income tax expense increased in 1995 due to higher pretax income and the effects of the 1994 FERC Settlement.


             ENTERGY CORPORATION AND SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED INCOME

                                                                       For the Years Ended December 31,
                                                                     1996            1995            1994
                                                                       (In Thousands, Except Share Data)
Operating Revenues:
  Electric                                                        $6,450,940      $6,088,018      $5,792,410
  Natural gas                                                        134,456         103,992         118,962
  Steam products                                                      59,143          49,295          46,559
  Nonregulated and foreign energy-related businessess                518,987          45,901          23,889
                                                                  ----------      ----------      ----------
        Total                                                      7,163,526       6,287,206       5,981,820
                                                                  ----------      ----------      ----------
Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                                    1,635,885       1,395,889       1,450,598
     Purchased power                                                 704,744         356,596         340,067
     Nuclear refueling outage expenses                                55,148          84,972          63,979
     Other operation and maintenance                               1,577,383       1,528,351       1,613,313
  Depreciation, amortization, and decommissioning                    790,948         695,865         659,142
  Taxes other than income taxes                                      353,270         300,120         284,349
  Rate deferrals                                                     (33,874)              -               -
  Amortization of rate deferrals                                     401,301         408,087         399,121
                                                                  ----------      ----------      ----------
        Total                                                      5,484,805       4,769,880       4,810,569
                                                                  ----------      ----------      ----------
Operating Income                                                   1,678,721       1,517,326       1,171,251
                                                                  ----------      ----------      ----------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                                 9,951           9,629          11,903
  Write-off of River Bend rate deferrals                            (194,498)              -               -
  Miscellaneous - net                                                137,583          30,993          50,086
                                                                  ----------      ----------      ----------
        Total                                                        (46,964)         40,622          61,989
                                                                  ----------      ----------      ----------
Interest Charges:
  Interest on long-term debt                                         674,532         633,851         665,541
  Other interest - net                                                49,053          33,749          22,354
  Distributions on preferred securities of subsidiary                  4,797               -               -
  Allowance for borrowed funds used
   during construction                                                (8,347)         (8,368)         (9,938)
  Preferred and preference dividend requirements of
   subsidiaries and other                                             70,536          77,969          81,718
                                                                  ----------      ----------      ----------
        Total                                                        790,571         737,201         759,675
                                                                  ----------      ----------      ----------
Income Before Income Taxes                                           841,186         820,747         473,565

Income Taxes                                                         421,159         336,182         131,724
                                                                  ----------      ----------      ----------
Income before the Cumulative Effect
 of Accounting Changes                                               420,027         484,565         341,841

Cumulative Effect of Accounting
 Changes (net of income taxes)                                             -          35,415               -
                                                                  ----------      ----------      ----------
Net Income                                                          $420,027        $519,980        $341,841
                                                                  ==========      ==========      ==========
Earnings per average common share
 before cumulative effect of
 accounting changes                                                    $1.83           $2.13           $1.49
Earnings per average common share                                      $1.83           $2.28           $1.49
Dividends declared per common share                                    $1.80           $1.80           $1.80
Average number of common shares
 outstanding                                                     229,084,241     227,669,970     228,734,843

See Notes to Financial Statements.

                     ENTERGY CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                                    For the Years Ended December 31,
                                                                                   1996          1995          1994
                                                                                            (In Thousands)
Operating Activities:
  Net income                                                                       $420,027      $519,980      $341,841
  Noncash items included in net income:
    Write-off of River Bend rate deferrals                                          194,498             -             -
    Cumulative effect of a change in accounting principle                                 -       (35,415)            -
    Change in rate deferrals/excess capacity-net                                    423,036       390,177       394,344
    Depreciation, amortization, and decommissioning                                 790,948       695,865       659,142
    Deferred income taxes and investment tax credits                                 76,920       (31,006)     (151,731)
    Allowance for equity funds used during construction                              (9,951)       (9,629)      (11,903)
    Amortization of deferred revenues                                                     -             -       (14,632)
  Changes in working capital:
    Receivables                                                                     (30,322)      (30,550)         (382)
    Fuel inventory                                                                  (17,220)      (28,956)       16,993
    Accounts payable                                                                  4,011       (19,124)       65,776
    Taxes accrued                                                                   (27,488)      115,250       (25,689)
    Interest accrued                                                                  7,176          (194)      (15,255)
    Other working capital accounts                                                 (121,692)      (85,454)      126,058
  Change in other regulatory assets                                                 (85,051)       (3,876)      (33,032)
  Decommissioning trust contributions                                               (52,204)      (37,756)      (24,755)
  Provision for estimated losses and reserves                                        31,063       (37,752)       79,494
  Other                                                                            (146,238)       24,153       151,649
                                                                                 ----------    ----------    ----------
    Net cash flow provided by operating activities                                1,457,513     1,425,713     1,557,918
                                                                                 ----------    ----------    ----------
Investing Activities:
  Construction/capital expenditures                                                (571,890)     (618,436)     (676,180)
  Allowance for equity funds used during construction                                 9,951         9,629        11,903
  Nuclear fuel purchases                                                           (123,929)     (207,501)     (179,932)
  Proceeds from sale/leaseback of nuclear fuel                                      109,980       226,607       128,675
  Acquisition of CitiPower                                                       (1,156,112)            -             -
  Investment in nonregulated/nonutility properties                                  (76,091)     (172,814)      (49,859)
  Proceeds from sale of Hub River stock                                              26,955             -             -
  Proceeds from sale of Independence 2                                               39,398             -             -
  Proceeds from sale of nonutility property                                               -             -        26,000
  Other                                                                             (32,619)      (28,982)      (20,151)
                                                                                 ----------    ----------    ----------
    Net cash flow used in investing activities                                   (1,774,357)     (791,497)     (759,544)
                                                                                 ----------    ----------    ----------

Financing Activities:
  Proceeds from the issuance of:
    General and refunding mortgage bonds                                             39,608       109,285        24,534
    First mortgage bonds                                                            431,906             -        59,410
    Bank notes and other long-term debt                                           1,066,858       273,542       164,699
    Common Stock                                                                    118,087             -             -
    Preferred securities of subsidiaries' trusts                                    125,963             -             -
  Retirement of:
    First mortgage bonds                                                           (821,575)     (225,800)     (303,800)
    General and refunding mortgage bonds                                            (56,000)      (69,200)      (45,000)
    Other long-term debt                                                           (145,110)     (221,043)     (148,962)
  Premium and expense on refinancing sale/leaseback bonds                                 -             -       (48,497)
  Repurchase of common stock                                                              -             -      (119,486)
  Redemption of preferred stock                                                    (157,503)      (46,564)      (49,091)
  Changes in short-term borrowings - net                                            (24,981)     (126,200)      128,200
  Common stock dividends paid                                                      (405,346)     (408,553)     (410,223)
                                                                                 ----------    ----------    ----------
    Net cash flow provided by (used in) financing activities                        171,907      (714,533)     (748,216)
                                                                                 ----------    ----------    ----------
Effect of exchange rates on cash and cash equivalents                                    50             -             -
                                                                                 ----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents                               (144,887)      (80,317)       50,158

Cash and cash equivalents at beginning of period                                    533,590       613,907       563,749
                                                                                 ----------    ----------    ----------
Cash and cash equivalents at end of period                                         $388,703      $533,590      $613,907
                                                                                 ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                           $677,535      $626,531      $660,150
    Income taxes                                                                   $373,247      $285,738      $218,667
  Noncash investing and financing activities:
     Capital lease obligations incurred                                             $16,358             -       $88,574
     Change in unrealized appreciation (depreciation) of
       decommissioning trust assets                                                  $7,803       $16,614       ($2,198)
     Acquisition of nuclear fuel                                                    $47,695             -             -

See Notes to Financial Statements.


             ENTERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                            ASSETS

                                                                           December 31,
                                                                       1996             1995
                                                                         (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                            $34,807          $42,822
    Temporary cash investments - at cost,
      which approximates market                                     346,782          490,768
    Special deposits                                                  7,114                -
                                                                -----------      -----------
           Total cash and cash equivalents                          388,703          533,590
  Notes receivable                                                    1,384            6,907
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
       $9.2 million in 1996 and $7.1 million in 1995)               324,687          333,343
    Other                                                            99,066           59,176
    Accrued unbilled revenues                                       351,429          293,461
  Deferred fuel                                                     122,184           25,924
  Fuel inventory                                                    139,603          122,167
  Materials and supplies - at average cost                          339,622          345,330
  Rate deferrals                                                    444,543          420,221
  Prepayments and other                                             151,312          175,121
                                                                -----------      -----------
           Total                                                  2,362,533        2,315,240
                                                                -----------      -----------
Other Property and Investments:
  Decommissioning trust funds                                       357,962          277,716
  Nonregulated investments                                          513,058          372,453
  Other                                                              59,053           62,166
                                                                -----------      -----------
           Total                                                    930,073          712,335
                                                                -----------      -----------
Utility Plant:
  Electric                                                       22,811,164       21,698,593
  Plant acquisition adjustment - Entergy Gulf States                455,425          471,690
  Electric plant under leases                                       679,991          675,425
  Property under capital leases - electric                          147,277          145,146
  Natural gas                                                       168,143          166,872
  Steam products                                                     81,743           77,551
  Construction work in progress                                     401,676          482,950
  Nuclear fuel under capital leases                                 250,651          312,782
  Nuclear fuel                                                      112,625           49,100
                                                                -----------      -----------
           Total                                                 25,108,695       24,080,109
  Less - accumulated depreciation and amortization                8,885,572        8,259,318
                                                                -----------      -----------
           Utility plant - net                                   16,223,123       15,820,791
                                                                -----------      -----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                  399,493        1,033,282
    SFAS 109 regulatory asset - net                               1,196,041        1,279,495
    Unamortized loss on reacquired debt                             217,664          224,131
    Other regulatory assets                                         435,652          350,601
  Long-term receivables                                             216,082          224,726
  CitiPower license (net of $15.6 million of amortization)          606,214                -
  Other                                                             379,419          305,329
                                                                -----------      -----------
           Total                                                  3,450,565        3,417,564
                                                                -----------      -----------
           TOTAL                                                $22,966,294      $22,265,930
                                                                ===========      ===========
See Notes to Financial Statements.

             ENTERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                LIABILITIES AND CAPITALIZATION

                                                                           December 31,
                                                                      1996             1995
                                                                         (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                $345,620         $558,650
  Notes payable                                                      20,686           45,667
  Accounts payable                                                  554,558          460,379
  Customer deposits                                                 155,534          140,054
  Taxes accrued                                                     180,340          207,828
  Accumulated deferred income taxes                                  78,010           72,847
  Interest accrued                                                  203,425          195,445
  Dividends declared                                                  8,950           12,194
  Obligations under capital leases                                  151,287          151,140
  Other                                                             184,157          247,039
                                                                -----------      -----------
           Total                                                  1,882,567        2,091,243
                                                                -----------      -----------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                               3,770,760        3,777,644
  Accumulated deferred investment tax credits                       607,641          612,701
  Obligations under capital leases                                  247,360          303,664
  Other                                                           1,298,306        1,277,419
                                                                -----------      -----------
           Total                                                  5,924,067        5,971,428
                                                                -----------      -----------
Long-term debt                                                    7,590,804        6,777,124
Subsidiaries' preferred stock with sinking fund                     216,986          253,460
Subsidiary's preference stock                                       150,000          150,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                  130,000                -

Shareholders' Equity:
  Subsidiaries' preferred stock without sinking fund                430,955          550,955
  Common stock, $.01 par value, authorized 500,000,000
     shares; issued 234,456,457 shares in 1996 and
     230,017,485 shares in 1995                                       2,345            2,300
   Paid-in capital                                                4,320,591        4,201,483
   Retained earnings                                              2,341,703        2,335,579
  Cumulative foreign currency translation                            21,725                -
   Less - treasury stock (1,496,118 shares in 1996 and
    2,251,318 in 1995)                                               45,449           67,642
                                                                -----------      -----------
           Total                                                  7,071,870        7,022,675
                                                                -----------      -----------
Commitments and Contingencies (Notes 2, 9, 10, and 16)

           TOTAL                                                 $22,966,294     $22,265,930
                                                                 ===========     ===========
See Notes to Financial Statements.

        ENTERGY CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED RETAINED EARNINGS AND PAID-IN CAPITAL


                                                           For the Years Ended December 31,
                                                          1996          1995          1994
                                                                    (In Thousands)
Retained Earnings, January 1                            $2,335,579    $2,223,739    $2,310,082
  Add:
    Net income                                             420,027       519,980       341,841
                                                        ----------    ----------    ----------
        Total                                            2,755,606     2,743,719     2,651,923
  Deduct:                                               ----------    ----------    ----------
    Dividends declared on common stock                     412,250       409,801       411,806
    Common stock retirements                                    -             -         13,940
    Capital stock and other expenses                         1,653        (1,661)        2,438
                                                        ----------    ----------    ----------
        Total                                              413,903       408,140       428,184
                                                        ----------    ----------    ----------
Retained Earnings, December 31                          $2,341,703    $2,335,579    $2,223,739
                                                        ==========    ==========    ==========



Paid-in Capital, January 1                              $4,201,483    $4,202,134    $4,223,682
  Add:
    Gain (loss) on reacquisition of
      subsidiaries' preferred stock                          1,795           (26)          (23)
   Common stock issuances related to stock plans           117,560        (3,002)           -
                                                        ----------    ----------    ----------
     Total                                               4,320,838     4,199,106     4,223,659
                                                        ----------    ----------    ----------
  Deduct:
    Common stock retirements                                    -             -         22,468
    Capital stock discounts and other expenses                 247        (2,377)         (943)
                                                        ----------    ----------    ----------
       Total                                                   247        (2,377)       21,525
                                                        ----------    ----------    ----------
Paid-in Capital, December 31                            $4,320,591    $4,201,483    $4,202,134
                                                        ==========    ==========    ==========

See Notes to Financial Statements.

                 ENTERGY CORPORATION AND SUBSIDIARIES

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                                          1996          1995          1994         1993         1992
                                                    (In Thousands, Except Per Share Amounts)
Operating revenues                    $ 7,163,526   $ 6,287,206   $ 5,981,820  $ 4,475,224  $ 4,098,332
Income before cumulative
  effect of a change in
  accounting principle                $   420,027   $   484,565   $   341,841  $   458,089  $   437,637
Earnings per share before
  cumulative effect of accounting
  changes                             $      1.83   $      2.13   $      1.49  $      2.62  $      2.48
Dividends declared per share          $      1.80   $      1.80   $      1.80  $      1.65  $      1.45
Return on average common equity             6.41%         8.11%         5.31%       12.58%       10.31%
Book value per share, year-end (2)    $     28.51   $     28.41   $     27.93  $     28.27  $     24.35
Total assets (2)                      $22,966,294   $22,265,930   $22,621,874  $22,876,697  $14,239,537
Long-term obligations (1)(2)          $ 8,335,150   $ 7,484,248   $ 7,817,366  $ 8,177,882  $ 5,630,505



(1) Includes long-term debt (excluding currently maturing debt), preferred and preference stock with sinking fund, preferred securities of subsidiary trust, and noncurrent capital lease obligations.

(2) 1993 amounts include the effects of the Merger in accordance with the purchase method of accounting for combinations.

                               1996          1995         1994         1993         1992
                                                      (In Thousands)
Electric Operating
Revenues:
   Residential              $2,277,647   $2,177,348    $2,127,820   $1,594,515   $1,441,628
   Commercial                1,573,251    1,491,818     1,500,462    1,071,070    1,008,474
   Industrial                1,987,640    1,810,045     1,834,155    1,197,695    1,098,147
   Governmental                169,287      154,032       159,840      136,471      127,880
                            ---------------------------------------------------------------
     Total retail            6,007,825    5,633,243     5,622,277    3,999,751    3,676,129
   Sales for resale            376,011      334,874       293,702      280,505      243,507
   Other (1)                    67,104      119,901      (123,569)      88,713       96,971
                            ---------------------------------------------------------------
     Total                  $6,450,940   $6,088,018    $5,792,410   $4,368,969   $4,016,607
                            ===============================================================
Billed Electric Energy
 Sales (Millions of kWh):
   Residential                  28,303       27,704        26,231       18,946       17,549
   Commercial                   21,234       20,719        20,050       13,420       12,928
   Industrial                   44,340       42,260        41,030       24,889       23,610
   Governmental                  2,449        2,311         2,233        1,887        1,839
                            ---------------------------------------------------------------
     Total retail               96,326       92,994        89,544       59,142       55,926
   Sales for resale             10,583       10,471         7,908        8,291        7,979
                            ---------------------------------------------------------------
     Total                     106,909      103,465        97,452       67,433       63,905
                            ===============================================================

(1)1994 includes the effects of the FERC Settlement, the 1994 NOPSI Settlement, and an Entergy Gulf States reserve for rate refund.

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy Arkansas, Inc.


We have audited the accompanying balance sheets of Entergy Arkansas, Inc. (formerly Arkansas Power & Light Company) as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1995 the Company changed its method of accounting for incremental nuclear plant outage maintenance costs.


COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
February 13, 1997

                        ENTERGY ARKANSAS, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


Net Income

      Net income decreased in 1996 due primarily to the onetime recording of the cumulative effect of the change in accounting method in 1995 for incremental nuclear refueling outage maintenance costs as discussed in Note 1. Excluding the above mentioned item, net income would have increased $21.1 million in 1996 principally due to a decrease in other operation and maintenance expenses.

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

      Significant factors affecting the results of operations and causing variances between the years 1996 and 1995, and between the years 1995 and 1994, are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

      See "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON," following the financial statements, for information on operating revenues by source and kWh sales.

      The changes in electric operating revenues for the twelve months ended December 31, 1996, and 1995 are as follows:
                                                        Increase/
                                                       (Decrease)
                      Description                     1996    1995
                                                     (In Millions)

        Change in base revenues                     ($10.1)   ($3.4)
        Rate riders                                   (5.3)    15.9
        Fuel cost recovery                             8.0     25.1
        Sales volume/weather                          19.5     38.2
        Other revenue (including unbilled)            (7.1)     9.7
        Sales for resale                              90.2    (28.0)
                                                     -----    -----
        Total                                        $95.2    $57.5
                                                     =====    =====

      Electric operating revenues increased for 1996 due primarily to increased sales for resale and retail energy sales. The increase in sales for resale is due to higher generation availability compared to 1995. The increase in retail energy sales resulted from increased customer usage, partially attributable to more severe weather as compared to 1995.

                        ENTERGY ARKANSAS, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


      Electric operating revenues increased for 1995 due primarily to increased retail energy sales and fuel adjustment revenues partially offset by a decrease in sales for resale to associated companies. The increase in sales volume/weather resulted from increased customers and associated usage, while the remainder resulted from warmer weather in the summer months. The decrease in sales for resale to associated companies was caused by changes in generation availability and requirements among the domestic utility companies.

Expenses

      Operating expenses increased in 1996 because of an increase in fuel, and purchased power expenses, partially offset by reduced amortization of previous rate deferrals and decreased other operation and maintenance expenses. The increase in fuel and purchased power expenses is largely due to an increase in generation and purchases related to the increase in sales for resale. The decrease in other operation and maintenance expenses resulted from lower payroll expenses. Payroll expenses decreased as a result of restructuring costs recorded in 1995 and the resulting decrease in employees.

      Operating expenses increased in 1995 because of an increase in depreciation, amortization, and decommissioning expenses, offset by a decrease in other operation and maintenance expenses. Depreciation, amortization, and decommissioning expenses increased primarily due to additions and upgrades at ANO and additions to transmission lines, substations, and other equipment. Also, decommissioning expense increased due to the implementation of the decommissioning rate rider which resulted from the decommissioning study performed in 1994. The decrease in other operation and maintenance expenses is largely due to restructuring costs and storm damage costs recorded in 1994 .

Other

      Miscellaneous other income - net decreased in 1996 due to reduced Grand Gulf 1 carrying charges as a result of a decline in the deferral balance. Income tax expense increased in 1996 because of higher pretax income.

      Income tax expense increased in 1995 primarily due to the write-off in 1994 of investment tax credits in accordance with the FERC Settlement. Income tax expense also increased due to higher pre-tax income in 1995.

                    ENTERGY ARKANSAS, INC.
                     STATEMENTS OF INCOME

                                                                        For the Years Ended December 31,
                                                                     1996            1995            1994
                                                                                (In Thousands)

Operating Revenues                                                $1,743,433      $1,648,233      $1,590,742
                                                                  ----------      ----------      ----------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                                      257,008         231,619         261,932
     Purchased power                                                 432,825         363,199         328,379
     Nuclear refueling outage expenses                                29,365          31,754          33,107
     Other operation and maintenance                                 358,789         375,059         390,472
  Depreciation, amortization, and decommissioning                    167,878         162,087         149,878
  Taxes other than income taxes                                       37,688          38,319          33,610
  Amortization of rate deferrals                                     149,730         174,329         166,793
                                                                  ----------      ----------      ----------
        Total                                                      1,433,283       1,376,366       1,364,171
                                                                  ----------      ----------      ----------
Operating Income                                                     310,150         271,867         226,571
                                                                  ----------      ----------      ----------
Other Income:
  Allowance for equity funds used
   during construction                                                 3,886           3,567           4,001
  Miscellaneous - net                                                 32,591          46,227          48,049
                                                                  ----------      ----------      ----------
        Total                                                         36,477          49,794          52,050
                                                                  ----------      ----------      ----------
Interest Charges:
  Interest on long-term debt                                          98,531         106,853         106,001
  Other interest - net                                                 6,257           8,485           4,811
  Distributions on preferred securities of subsidiary                  1,927               -               -
  Allowance for borrowed funds used
   during construction                                                (2,330)         (2,424)         (3,674)
                                                                  ----------      ----------      ----------
        Total                                                        104,385         112,914         107,138
                                                                  ----------      ----------      ----------
Income Before Income Taxes                                           242,242         208,747         171,483

Income Taxes                                                          84,444          72,082          29,220
                                                                  ----------      ----------      ----------
Income before the Cumulative Effect
 of Accounting Changes                                               157,798         136,665         142,263

Cumulative Effect of Accounting
 Changes (net of income taxes)                                             -          35,415               -
                                                                  ----------      ----------      ----------
Net Income                                                           157,798         172,080         142,263

Preferred Stock Dividend Requirements
  and Other                                                           16,110          18,093          19,275
                                                                  ----------      ----------      ----------
Earnings Applicable to Common Stock                                 $141,688        $153,987        $122,988
                                                                  ==========      ==========      ==========

See Notes to Financial Statements.

                            ENTERGY ARKANSAS, INC.
                           STATEMENTS OF CASH FLOWS

                                                                                     For the Years Ended December 31,
                                                                                     1996          1995          1994
                                                                                             (In Thousands)
Operating Activities:
  Net income                                                                       $157,798      $172,080      $142,263
  Noncash items included in net income:
    Cumulative effect of a change in accounting principle                                 -       (35,415)            -
    Change in rate deferrals/excess capacity-net                                    139,701       125,504       102,959
    Depreciation, amortization, and decommissioning                                 167,878       162,087       149,878
    Deferred income taxes and investment tax credits                                (46,026)      (33,882)      (54,080)
    Allowance for equity funds used during construction                              (3,886)       (3,567)       (4,001)
  Changes in working capital:
    Receivables                                                                      (4,292)      (39,209)       10,817
    Fuel inventory                                                                      137       (22,895)       17,359
    Accounts payable                                                                 (1,112)       55,732       (32,114)
    Taxes accrued                                                                    14,035        (5,080)        2,226
    Interest accrued                                                                 (2,615)         (824)         (346)
    Other working capital accounts                                                   (7,529)      (28,375)       20,324
  Decommissioning trust contributions                                               (18,961)      (16,702)      (11,581)
  Provision for estimated losses and reserves                                         4,125         2,849        16,617
  Other                                                                             (22,675)        6,055        (4,744)
                                                                                   --------      --------      --------
    Net cash flow provided by operating activities                                  376,578       338,358       355,577
                                                                                   --------      --------      --------
Investing Activities:
  Construction expenditures                                                        (145,529)     (165,071)     (179,116)
  Allowance for equity funds used during construction                                 3,886         3,567         4,001
  Nuclear fuel purchases                                                            (26,084)      (41,219)      (40,074)
  Proceeds from sale/leaseback of nuclear fuel                                       25,451        41,832        40,074
                                                                                   --------      --------      --------
    Net cash flow used in investing activities                                     (142,276)     (160,891)     (175,115)
                                                                                   --------      --------      --------
Financing Activities:
  Proceeds from issuance of:
     First mortgage bonds                                                            84,256             -             -
     Other long-term debt                                                                 -       118,662        27,992
     Preferred securities of subsidiary trust                                        58,168             -             -
  Retirement of:
     First mortgage bonds                                                          (112,807)      (25,800)         (800)
     Other long-term debt                                                            (1,700)     (124,025)      (30,231)
  Redemption of preferred stock                                                     (69,624)       (9,500)      (11,500)
Changes in short-term borrowings - net                                                    -       (34,000)       12,605
  Dividends paid:
    Common stock                                                                   (142,800)     (153,400)      (80,000)
    Preferred stock                                                                 (17,736)      (18,362)      (19,597)
                                                                                   --------      --------      --------
    Net cash flow used in financing activities                                     (202,243)     (246,425)     (101,531)
                                                                                   --------      --------      --------
Net increase (decrease) in cash and cash equivalents                                 32,059       (68,958)       78,931

Cash and cash equivalents at beginning of period                                     11,798        80,756         1,825
                                                                                   --------      --------      --------
Cash and cash equivalents at end of period                                          $43,857       $11,798       $80,756
                                                                                   ========      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                            $94,662      $102,851       $98,787
    Income taxes                                                                   $110,211      $113,080       $79,553
  Noncash investing and financing activities:
    Capital lease obligations incurred                                              $16,358             -       $47,719
    Acquisition of nuclear fuel                                                     $27,500             -             -
    Change in unrealized appreciation of
     decommissioning trust assets                                                    $5,968        $9,128        $1,361

See Notes to Financial Statements.

                    ENTERGY ARKANSAS, INC.
                        BALANCE SHEETS
                            ASSETS

                                                                             December 31,
                                                                        1996             1995
                                                                           (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                               $5,117           $7,780
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                           17,462              908
        Other                                                          21,278            3,110
                                                                   ----------       ----------
           Total cash and cash equivalents                             43,857           11,798
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $2.3 million in 1996 and $2.1 million in 1995)                 71,144           81,686
    Associated companies                                               45,303           40,577
    Other                                                               5,862            6,962
    Accrued unbilled revenues                                         104,764           93,556
  Fuel inventory - at average cost                                     57,319           57,456
  Materials and supplies - at average cost                             72,976           75,030
  Rate deferrals                                                      153,141          131,634
  Deferred excess capacity                                              9,005           11,088
  Deferred nuclear refueling outage costs                              24,534           32,824
  Prepayments and other                                                 7,491            8,974
                                                                   ----------       ----------
           Total                                                      595,396          551,585
                                                                   ----------       ----------
Other Property and Investments:
  Investment in subsidiary companies - at equity                       11,211           11,122
  Decommissioning trust fund                                          203,274          166,832
  Other - at cost (less accumulated depreciation)                       5,058            5,085
                                                                   ----------       ----------
           Total                                                      219,543          183,039
                                                                   ----------       ----------
Utility Plant:
  Electric                                                          4,578,728        4,438,519
  Property under capital leases                                        57,869           48,968
  Construction work in progress                                        83,524          119,874
  Nuclear fuel under capital lease                                     79,103           98,691
  Nuclear fuel                                                         27,500                -
                                                                   ----------       ----------
           Total                                                    4,826,724        4,706,052
  Less - accumulated depreciation and amortization                  1,976,204        1,846,112
                                                                   ----------       ----------
           Utility plant - net                                      2,850,520        2,859,940
                                                                   ----------       ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                     75,249          228,390
    Deferred excess capacity                                                -            5,984
    SFAS 109 regulatory asset - net                                   244,767          219,906
    Unamortized loss on reacquired debt                                56,664           58,684
    Other regulatory assets                                            80,257           68,160
  Other                                                                31,421           28,727
                                                                   ----------       ----------
           Total                                                      488,358          609,851
                                                                   ----------       ----------
           TOTAL                                                   $4,153,817       $4,204,415
                                                                   ==========       ==========
See Notes to Financial Statements.


                    ENTERGY ARKANSAS, INC.
                        BALANCE SHEETS
                LIABILITIES AND CAPITALIZATION

                                                                            December 31,
                                                                        1996             1995
                                                                          (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                   $32,465          $28,700
  Notes payable                                                           667              667
  Accounts payable:
    Associated companies                                               91,205           42,156
    Other                                                              97,589          120,250
  Customer deposits                                                    21,800           18,594
  Taxes accrued                                                        54,194           40,159
  Accumulated deferred income taxes                                    70,506           48,992
  Interest accrued                                                     27,625           30,240
  Dividends declared                                                    2,832            4,458
  Co-owner advances                                                    33,873           34,450
  Deferred fuel cost                                                    6,955           17,837
  Obligations under capital leases                                     53,012           54,697
  Other                                                                15,135           26,238
                                                                   ----------       ----------
           Total                                                      507,858          467,438
                                                                   ----------       ----------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                   785,994          823,471
  Accumulated deferred investment tax credits                         108,307          112,890
  Obligations under capital leases                                     83,940           93,574
  Other                                                               113,998          116,762
                                                                   ----------       ----------
           Total                                                    1,092,239        1,146,697
                                                                   ----------       ----------
Long-term debt                                                      1,255,388        1,281,203
Preferred stock with sinking fund                                      40,027           49,027
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                     60,000                -

Shareholder's Equity:
  Preferred stock without sinking fund                                116,350          176,350
  Common stock, no par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares in 1996 and 1995                                    470              470
  Paid-in capital                                                     590,169          590,844
  Retained earnings                                                   491,316          492,386
                                                                   ----------       ----------
           Total                                                    1,198,305        1,260,050
                                                                   ----------       ----------
Commitments and Contingencies (Note 2, 9, and 10)

           TOTAL                                                   $4,153,817       $4,204,415
                                                                   ==========       ==========
See Notes to Financial Statements.

               ENTERGY ARKANSAS, INC.
           STATEMENTS OF RETAINED EARNINGS

                                                            For the Years Ended December 31,
                                                            1996          1995          1994
                                                                     (In Thousands)
Retained Earnings, January 1                              $492,386      $491,799      $448,811
  Add:
    Net income                                             157,798       172,080       142,263
    Increase in investment in subsidiary                        42             -             -
                                                          --------      --------      --------
        Total                                              650,226       663,879       591,074
  Deduct:                                                 --------      --------      --------
    Dividends declared:
      Preferred stock                                       16,110        18,093        19,275
      Common stock                                         142,800       153,400        80,000
                                                          --------      --------      --------
        Total                                              158,910       171,493        99,275
                                                          --------      --------      --------
Retained Earnings, December 31 (Note 8)                   $491,316      $492,386      $491,799
                                                          ========      ========      ========

See Notes to Financial Statements.

                        ENTERGY ARKANSAS, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                                        1996         1995          1994        1993          1992
                                                              (In Thousands)
Operating revenues                   $1,743,433   $1,648,233   $ 1,590,742  $1,591,568    $ 1,521,129
Income before cumulative
  effect of accounting changes       $  157,798   $  136,665   $   142,263  $  155,110    $   130,529
Total assets                         $4,153,817   $4,204,415   $ 4,292,215  $4,334,105    $ 4,038,811
Long-term obligations (1)            $1,439,355   $1,423,804   $ 1,446,940  $1,478,203    $ 1,453,588

(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, preferred securities of subsidiary trust, and noncurrent capital lease obligations.

                                 1996          1995         1994         1993         1992
                                                        (In Thousands)
Electric Operating Revenues:
   Residential                   $546,100     $542,862      $506,160     $528,734     $476,090
   Commercial                     323,328      318,475       307,296      306,742      291,367
   Industrial                     364,943      362,854       338,988      336,856      325,569
   Governmental                    16,989       17,084        16,698       16,670       17,700
                               ---------------------------------------------------------------
     Total retail               1,251,360    1,241,275     1,169,142    1,189,002    1,110,726
   Sales for resale
     Associated companies         248,211      178,885       212,314      175,784      203,470
     Non-associated companies     207,887      195,844       182,920      203,696      181,558
   Other                           35,975       32,229        26,366       23,086       25,375
                               ---------------------------------------------------------------
     Total                     $1,743,433   $1,648,233    $1,590,742   $1,591,568   $1,521,129
                               ===============================================================
Billed Electric Energy
 Sales (Millions of kWh):
   Residential                      6,023        5,868         5,522        5,680        5,102
   Commercial                       4,390        4,267         4,147        4,067        3,841
   Industrial                       6,487        6,314         5,941        5,690        5,509
   Governmental                       234          243           231          230          248
                               ---------------------------------------------------------------
     Total retail                  17,134       16,692        15,841       15,667       14,700
   Sales for resale
     Associated companies          10,471        8,386        10,591        8,307       10,357
     Non-associated companies       6,720        5,066         4,906        5,643        5,056
                               ---------------------------------------------------------------
     Total                         34,325       30,144        31,338       29,617       30,113
                               ===============================================================

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy Gulf States, Inc.


We have audited the accompanying balance sheets of Entergy Gulf States, Inc. (formerly Gulf States Utilities Company) as of December 31, 1996 and 1995 and the related statements of income (loss), retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the net amount of capitalized costs for River Bend exceed those costs currently being recovered through rates. At December 31, 1996, approximately $467 million is not currently being recovered through rates. Based upon the regulatory decision on this matter, a write-off of all or a portion of such costs may be required.

As discussed in Note 1 to the consolidated financial statements, at January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".


COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
February 13, 1997

                       ENTERGY GULF STATES, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Net Income

      Net income decreased in 1996 principally due to the $174 million net of tax write-off of River Bend rate deferrals required by the adoption of SFAS 121. This write-off was partially offset by the third quarter reversal of the Cajun-River Bend litigation accrual. Excluding the River Bend rate deferrals and the Cajun-River Bend litigation accrual, net income for 1996 would have increased slightly due to an increase in electric operating revenue and a decrease in other operation and maintenance expenses.

      Net income increased in 1995 principally as the result of an increase in electric operating revenues, a decrease in other operation and maintenance expenses, and an increase in other income. These changes were partially offset by higher income taxes.

      Significant factors affecting the results of operations and causing variances between the years 1996 and 1995, and between the years 1995 and 1994, are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

      See "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON," following the financial statements, for information on operating revenues by source and kWh sales.

      The changes in electric operating revenues for the twelve months ended December 31, 1996 and 1995, are as follows:
                                                       Increase/
                                                       (Decrease)
                      Description                    1996     1995
                                                      (In Millions)

        Change in base revenues                     ($60.3)   $32.0
        Fuel cost recovery                           152.0    (29.6)
        Sales volume/weather                          65.1     35.0
        Other revenue (including unbilled)            12.8      1.1
        Sales for resale                             (32.6)    31.3
                                                    ------    -----
        Total                                       $137.0    $69.8
                                                    ======    =====


      Electric operating revenues increased in 1996 primarily due to increased fuel adjustment revenues, which do not affect net income, increased customers, and increased customer usage. These increases were partially offset by rate reductions in effect for both Texas and Louisiana retail customers and increased base revenues for 1995, as discussed below. Sales for resale to associated companies decreased as a result of changes in generation availability and requirements among the domestic utility companies.

                       ENTERGY GULF STATES, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


      Electric operating revenues increased in 1995 primarily due to increased sales volume/weather and higher sales for resale. These increases were partially offset by lower fuel adjustment revenues, which do not affect net income. Base revenues also increased in 1995 as a result of rate refund reserves established in 1994, which were subsequently reduced as a result of an amended PUCT order. The increase in base revenues was partially offset by rate reductions in effect for Texas and Louisiana. Sales volume/weather increased because of warmer than normal summer weather and an increase in usage by all customer classes. Sales for resale increased as a result of changes in generation availability and requirements among the domestic utility companies.

      Gas operating revenues and steam operating revenues increased for 1996 primarily due to higher fuel prices and increased usage.

Expenses

      Operating expenses increased in 1996 as a result of higher fuel expenses, including purchased power, partially offset by lower other operation and maintenance expenses. Fuel and purchase power expenses, taken together, increased because of higher gas prices and increased energy requirements resulting from higher energy sales. Other operation and maintenance expenses decreased primarily due to lower payroll-related expenses associated with restructuring programs accrued for in 1995.

      Operating expenses decreased in 1995 as a result of lower other operation and maintenance expenses and purchased power expenses. Other operation and maintenance expenses decreased primarily due to changes made in 1994 for Merger-related costs, restructuring costs, and certain pre-acquisition contingencies including unfunded Cajun-River Bend cost and environmental clean-up cost. Purchased power expenses decreased because of the availability of less expensive gas and nuclear fuel for use in electric generation as well as changes in the generation requirements among the domestic utility companies. Another reason for the decrease in purchased power expenses in 1995 was the recording of a provision for refund of disallowed purchase power expenses in 1994.

Other

     Other income decreased in 1996 due to the write-off of River Bend rate deferrals pursuant to the adoption of SFAS 121 (see Note 2 for additional information). This decrease was partially offset by the Cajun-River Bend litigation accrual reversal. Income taxes increased primarily due to higher taxable income, which excludes the net effect of the write-off of River Bend rate deferrals and the Cajun-River Bend accrual reversal .

      Other miscellaneous income increased in 1995 as the result of certain adjustments made in 1994 related to pre-acquisition contingencies including Cajun-River Bend litigation (see Note 9 for additional information), the write-off of previously disallowed rate deferrals, and plant held for future use. As a result of these charges, income taxes on other income were significantly higher in 1995 compared to 1994.


                  ENTERGY GULF STATES, INC.
                 STATEMENTS OF INCOME (LOSS)

                                                                       For the Years Ended December 31,
                                                                     1996            1995            1994
                                                                                (In Thousands)
Operating Revenues:
  Electric                                                        $1,925,988      $1,788,964      $1,719,201
  Natural gas                                                         34,050          23,715          31,605
  Steam products                                                      59,143          49,295          46,559
                                                                  ----------      ----------      ----------
        Total                                                      2,019,181       1,861,974       1,797,365
                                                                  ----------      ----------      ----------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                                      520,065         516,812         517,177
     Purchased power                                                 295,960         169,767         192,937
     Nuclear refueling outage expenses                                 8,660          10,607          12,684
     Other operation and maintenance                                 402,719         432,647         505,701
  Depreciation, amortization, and decommissioning                    206,070         202,224         197,151
  Taxes other than income taxes                                      102,170         102,228          98,096
  Amortization of rate deferrals                                      71,639          66,025          66,416
                                                                  ----------      ----------      ----------
        Total                                                      1,607,283       1,500,310       1,590,162
                                                                  ----------      ----------      ----------
Operating Income                                                     411,898         361,664         207,203
                                                                  ----------      ----------      ----------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                                 2,618           1,125           1,334
  Write-off of plant held for future use                                   -               -         (85,476)
  Write-off of River Bend rate deferrals                            (194,498)              -               -
  Miscellaneous - net                                                 69,841          22,573         (64,843)
                                                                  ----------      ----------      ----------
        Total                                                       (122,039)         23,698        (148,985)
                                                                  ----------      ----------      ----------
Interest Charges:
  Interest on long-term debt                                         181,071         191,341         195,414
  Other interest - net                                                12,819           8,884           8,720
  Allowance for borrowed funds used
   during construction                                                (2,235)         (1,026)         (1,075)
                                                                  ----------      ----------      ----------
        Total                                                        191,655         199,199         203,059
                                                                  ----------      ----------      ----------
Income (Loss) Before Income Taxes                                     98,204         186,163        (144,841)

Income Taxes                                                         102,091          63,244         (62,086)
                                                                  ----------      ----------      ----------

Net Income (Loss)                                                     (3,887)        122,919         (82,755)

Preferred Stock Dividend Requirements
  and Other                                                           28,505          29,643          29,919
                                                                  ----------      ----------      ----------
Earnings (Loss) Applicable to Common Stock                          ($32,392)        $93,276       ($112,674)
                                                                  ==========      ==========      ==========

See Notes to Financial Statements.

                          ENTERGY GULF STATES, INC.
                           STATEMENTS OF CASH FLOWS


                                                                                     For the Years Ended December 31,
                                                                                     1996          1995          1994
                                                                                             (In Thousands)
Operating Activities:
  Net income (loss)                                                                 ($3,887)     $122,919      ($82,755)
  Noncash items included in net income (loss):
    Write-off of River Bend rate deferrals                                          194,498             -             -
    Change in rate deferrals                                                         72,597        66,025        96,979
    Depreciation, amortization, and decommissioning                                 206,070       202,224       197,151
    Deferred income taxes and investment tax credits                                101,380        63,231       (62,171)
    Allowance for equity funds used during construction                              (2,618)       (1,125)       (1,334)
    Write-off of plant held for future use                                                -             -        85,476
  Changes in working capital:
    Receivables                                                                       3,691        40,193       (72,341)
    Fuel inventory                                                                  (12,868)       (6,357)       (2,336)
    Accounts payable                                                                (26,706)       (4,820)       60,112
    Taxes accrued                                                                    (1,266)       24,935       (10,378)
    Interest accrued                                                                 (7,186)        1,510        (4,189)
    Reserve for rate refund                                                               -       (56,972)       56,972
    Deferred fuel                                                                   (68,349)      (24,840)         (431)
    Other working capital accounts                                                  (70,775)      (16,079)       34,212
  Change in other regulatory assets                                                 (17,303)        7,332         5,522
  Decommissioning trust contributions                                                (5,922)       (8,147)       (3,202)
  Provision for estimated losses and reserves                                        (1,885)       10,119         4,181
  Other                                                                             (37,116)      (19,394)       24,891
                                                                                   --------      --------      --------
    Net cash flow provided by operating activities                                  322,355       400,754       326,359
                                                                                   --------      --------      --------
Investing Activities:
  Construction expenditures                                                        (154,993)     (185,944)     (155,989)
  Allowance for equity funds used during construction                                 2,618         1,125         1,334
  Nuclear fuel purchases                                                            (25,124)       (1,425)      (31,178)
  Proceeds from sale/leaseback of nuclear fuel                                       26,523           542        29,386
                                                                                   --------      --------      --------
    Net cash flow used in investing activities                                     (150,976)     (185,702)     (156,447)
                                                                                   --------      --------      --------
Financing Activities:
  Proceeds from the issuance of long-term debt                                          780         2,277       101,109
  Retirement of:
    First mortgage bonds                                                           (195,417)            -             -
    Other long-term debt                                                            (50,425)      (50,425)     (102,425)
  Redemption of preferred and preference stock                                      (10,179)       (7,283)       (6,070)
  Dividends paid:
    Common stock                                                                          -             -      (289,100)
    Preferred and preference stock                                                  (28,336)      (29,661)      (30,131)
                                                                                   --------      --------      --------
    Net cash flow used in financing activities                                     (283,577)      (85,092)     (326,617)
                                                                                   --------      --------      --------
Net increase (decrease) in cash and cash equivalents                               (112,198)      129,960      (156,705)

Cash and cash equivalents at beginning of period                                    234,604       104,644       261,349
                                                                                   --------      --------      --------
Cash and cash equivalents at end of period                                         $122,406      $234,604      $104,644
                                                                                   ========      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                           $189,962      $187,918      $191,850
    Income taxes                                                                       $285          $208          $251
  Noncash investing and financing activities:
    Capital lease obligations incurred                                                    -             -       $31,178
    Change in unrealized appreciation (depreciation) of
      decommissioning trust assets                                                   $1,604        $2,121         ($915)

See Notes to Financial Statements.

                  ENTERGY GULF STATES, INC.
                        BALANCE SHEETS
                            ASSETS

                                                                           December 31,
                                                                       1996             1995
                                                                          (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                               $6,573          $13,751
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                           45,234           46,336
        Other                                                          70,599          174,517
                                                                   ----------       ----------
           Total cash and cash equivalents                            122,406          234,604
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $2.0 million in 1996 and $1.6 million in 1995)                 87,883          110,187
    Associated companies                                                2,777            1,395
    Other                                                              30,758           15,497
    Accrued unbilled revenues                                          75,351           73,381
  Deferred fuel costs                                                  99,503           31,154
  Accumulated deferred income taxes                                    56,714           43,465
  Fuel inventory - at average cost                                     45,009           32,141
  Materials and supplies - at average cost                             86,157           91,288
  Rate deferrals                                                      105,456           97,164
  Prepayments and other                                                16,321           15,566
                                                                   ----------       ----------
           Total                                                      728,335          745,842
                                                                   ----------       ----------
Other Property and Investments:
  Decommissioning trust fund                                           41,983           32,943
  Other - at cost (less accumulated depreciation)                      38,358           28,626
                                                                   ----------       ----------
           Total                                                       80,341           61,569
                                                                   ----------       ----------
Utility Plant:
  Electric                                                          7,112,021        6,942,983
  Natural Gas                                                          45,443           45,789
  Steam products                                                       81,743           77,551
  Property under capital leases                                        72,800           77,918
  Construction work in progress                                       112,137          148,043
  Nuclear fuel under capital lease                                     49,833           69,853
                                                                   ----------       ----------
           Total                                                    7,473,977        7,362,137
  Less - accumulated depreciation and amortization                  2,846,083        2,664,943
                                                                   ----------       ----------
           Utility plant - net                                      4,627,894        4,697,194
                                                                   ----------       ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                    120,158          419,904
    SFAS 109 regulatory asset - net                                   372,817          453,628
    Unamortized loss on reacquired debt                                54,761           61,233
    Other regulatory assets                                            45,139           27,836
    Long-term receivables                                             216,082          224,727
  Other                                                               185,921          169,125
                                                                   ----------       ----------
           Total                                                      994,878        1,356,453
                                                                   ----------       ----------
           TOTAL                                                   $6,431,448       $6,861,058
                                                                   ==========       ==========
See Notes to Financial Statements.

                  ENTERGY GULF STATES, INC.
                        BALANCE SHEETS
                LIABILITIES AND CAPITALIZATION

                                                                           December 31,
                                                                       1996             1995
                                                                          (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                  $160,865         $145,425
  Accounts payable:
    Associated companies                                               55,630           31,349
    Other                                                              85,541          136,528
  Customer deposits                                                    25,572           21,983
  Taxes accrued                                                        36,147           37,413
  Interest accrued                                                     49,651           56,837
  Nuclear refueling reserve                                            12,354           22,627
  Obligations under capital leases                                     39,110           37,773
  Other                                                                18,186           86,653
                                                                   ----------       ----------
           Total                                                      483,056          576,588
                                                                   ----------       ----------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                 1,200,935        1,177,144
  Accumulated deferred investment tax credits                         219,188          208,618
  Obligations under capital leases                                     83,524          108,078
  Deferred River Bend finance charges                                  33,688           58,047
  Other                                                               539,752          558,750
                                                                   ----------       ----------
           Total                                                    2,077,087        2,110,637
                                                                   ----------       ----------
Long-term debt                                                      1,915,346        2,175,471
Preferred stock with sinking fund                                      77,459           87,654
Preference stock                                                      150,000          150,000

Shareholder's Equity:
  Preferred stock without sinking fund                                136,444          136,444
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares in 1996 and 1995                                       114,055          114,055
  Paid-in capital                                                   1,152,689        1,152,505
  Retained earnings                                                   325,312          357,704
                                                                   ----------       ----------
           Total                                                    1,728,500        1,760,708
                                                                   ----------       ----------
Commitments and Contingencies (Note 2, 9, and 10)

           TOTAL                                                   $6,431,448       $6,861,058
                                                                   ==========       ==========
See Notes to Financial Statements.

              ENTERGY GULF STATES, INC
           STATEMENTS OF RETAINED EARNINGS

                                                             For the Years Ended December 31,
                                                            1996          1995          1994
                                                                     (In Thousands)
Retained Earnings, January 1                              $357,704      $264,626      $666,401
  Add:
    Net income (loss)                                       (3,887)      122,919       (82,755)
                                                          --------      --------      --------
        Total                                              353,817       387,545       583,646
  Deduct:                                                 --------      --------      --------
    Dividends declared:
     Preferred and preference stock                         28,336        29,482        29,831
     Common stock                                                -             -       289,100
    Preferred and preference stock
      redemption and other                                     169           359            89
                                                          --------      --------      --------
        Total                                               28,505        29,841       319,020
                                                          --------      --------      --------
Retained Earnings, December 31 (Note 8)                   $325,312      $357,704      $264,626
                                                          ========      ========      ========

See Notes to Financial Statements.


                       ENTERGY GULF STATES, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                                 1996         1995         1994         1993       1992
                                          (In Thousands)
Operating revenues            $2,019,181   $1,861,974   $1,797,365   $1,827,620    $1,773,374
Income (loss) before
  extraordinary items and
  the cumulative effect of
  accounting changes          $   (3,887)  $  122,919   $  (82,755)  $   69,461    $  139,413
Total assets                  $6,431,448   $6,861,058   $6,843,461   $7,137,351    $7,164,447
Long-term obligations (1)     $2,226,329   $2,521,203   $2,689,042   $2,772,002    $2,798,768

 (1) Includes long-term debt (excluding currently maturing debt), preferred and preference stock with sinking fund, and noncurrent capital lease obligations.

                                  1996          1995         1994         1993         1992
                                                         (In Thousands)
Electric Operating Revenues:
   Residential                    $612,398     $573,566      $569,997     $585,799     $560,552
   Commercial                      444,133      412,601       414,929      415,267      400,803
   Industrial                      685,178      604,688       626,047      650,230      642,298
   Governmental                     31,023       25,042        25,242       26,118       26,195
                                ---------------------------------------------------------------
     Total retail                1,772,732    1,615,897     1,636,215    1,677,414    1,629,848
   Sales for resale
     Associated companies           20,783       62,431        45,263            -            -
     Non-associated companies       76,173       67,103        52,967       31,898       24,485
   Other (1)                        56,300       43,533       (15,244)      38,649       40,203
                                ---------------------------------------------------------------
     Total                      $1,925,988   $1,788,964    $1,719,201   $1,747,961   $1,694,536
                                ===============================================================
Billed Electric Energy
 Sales (Millions of kWh):
   Residential                       8,035        7,699         7,351        7,192        6,825
   Commercial                        6,417        6,219         6,089        5,711        5,474
   Industrial                       16,661       15,393        15,026       14,294       14,413
   Governmental                        438          311           297          296          302
                                ---------------------------------------------------------------
     Total retail                   31,551       29,622        28,763       27,493       27,014
   Sales for resale
     Associated companies              656        2,935         1,866            -            -
     Non-associated companies        2,148        2,212         1,650          666          540
                                ---------------------------------------------------------------
     Total Electric Department      34,355       34,769        32,279       28,159       27,554
   Steam Department                  1,826        1,742         1,659        1,597        1,722
                                ---------------------------------------------------------------
     Total                          36,181       36,511        33,938       29,756       29,276
                                ===============================================================

(1) 1994 includes the effects of an Entergy Gulf States reserve for rate refund.

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy Louisiana, Inc.


We have audited the accompanying balance sheets of Entergy Louisiana, Inc. (formerly Louisiana Power & Light Company) as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
February 13, 1997

                        ENTERGY LOUISIANA, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


Net Income

     Net income decreased in 1996 due principally to a decrease in base rate revenues, partially offset by decreases in other operation and maintenance expense and lower interest on long-term debt.

      Net income decreased in 1995 due to an April 1995 rate reduction and higher income taxes, partially offset by lower other operation and maintenance expenses.

      Significant factors affecting the results of operations and causing variances between the years 1996 and 1995, and between the years 1995 and 1994, are discussed under "Revenues and Sales" and "Expenses" and "Other" below.

Revenues and Sales

      See "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON," following the financial statements, for information on operating revenues by source and kWh sales.

      The changes in operating revenues for the twelve months ended December 31, 1996 and 1995 are as follows:
                                                        Increase/
                                                       (Decrease)
                       Description                   1996      1995
                                                      (In Millions)

          Change in base revenues                   ($36.4)    ($29.9)
          Fuel cost recovery                         160.2      (35.9)
          Sales volume/weather                        19.7       40.7
          Other revenue (including unbilled)           3.9      (23.3)
          Sales for resale                             6.6       12.9
                                                    ------     ------
          Total                                     $154.0     ($35.5)
                                                    ======     ======


      Operating revenues were higher in 1996 due primarily to higher fuel adjustment revenues, which do not affect net income, and to increased sales of energy, principally caused by modest growth in the number of customers. These increases were partially offset by the impact of base rate reductions ordered in the second quarters of 1995 and 1996, and by a settlement of related rate issues during the fourth quarter of 1995.

      Operating revenues were lower in 1995, due primarily to the base rate reduction mentioned above and to lower fuel adjustment revenues, which do not affect net income. This decrease was partially offset by increased customer usage, principally caused by warmer than usual summer weather. The completion of the amortization of proceeds from litigation with a gas supplier in the second quarter of 1994 also contributed to the decrease in other revenue, partially offset by higher sales to non-associated utilities.

                        ENTERGY LOUISIANA, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


Expenses

     Operating expenses increased in 1996 due primarily to increases in fuel and purchased power expenses, higher depreciation, and higher taxes other than income taxes. These increases were partially offset by a decrease in other operation and maintenance expense as a result of restructuring charges recorded in 1995 and by the recording of rate deferrals in 1996, as discussed below. The increase in fuel and purchased power expenses is due to both higher gas costs and increased energy sales. Depreciation expense increased due to capital improvements to transmission lines and substations and due to an increase in the depreciation rate associated with Waterford 3. Taxes other than income taxes increased largely as a result of the expiration of Waterford 3's local property tax exemption in December 1995. This increase was offset for the first six months of 1996 by the recording of the LPSC-approved rate deferral for these taxes as discussed in Note 2.

      Operating expenses decreased in 1995 due to decreases in fuel and purchased power expenses, and other operation and maintenance expenses, partially offset by an increase in depreciation. The decrease in fuel expenses is due to lower fuel prices partially offset by an increase in generation. Other operation and maintenance expenses decreased because of lower payroll-related expenses as a result of the restructuring program discussed in Note 12, power plant waste water site closures in 1994, and a court settlement reducing legal expense. Depreciation expense increased due to capital improvements to distribution lines and substations and to an increase in the depreciation rate associated with Waterford 3.

Other

      Interest charges on long-term debt decreased for 1996, due to the retirement and refinancing of higher-cost long-term debt.

      For 1995, income taxes increased due to the write-off in 1994 of deferred investment tax credits in accordance with the 1994 FERC Settlement, a decrease in tax depreciation associated with Waterford 3, and higher pre-tax income.

                   ENTERGY LOUISIANA, INC.
                     STATEMENTS OF INCOME

                                                                        For the Years Ended December 31,
                                                                     1996            1995            1994
                                                                                (In Thousands)

Operating Revenues                                                $1,828,867      $1,674,875      $1,710,415
                                                                  ----------      ----------      ----------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                                      419,331         300,015         331,422
     Purchased power                                                 403,322         351,583         366,564
     Nuclear refueling outage expenses                                15,885          17,675          18,187
     Other operation and maintenance                                 297,667         311,535         350,854
  Depreciation, amortization, and decommissioning                    167,779         161,023         151,994
  Taxes other than income taxes                                       72,329          55,867          56,101
  Rate deferrals                                                     (10,767)              -               -
  Amortization of rate deferrals                                      26,875          28,422          28,422
                                                                  ----------      ----------      ----------
        Total                                                      1,392,421       1,226,120       1,303,544
                                                                  ----------      ----------      ----------
Operating Income                                                     436,446         448,755         406,871
                                                                  ----------      ----------      ----------
Other Income:
  Allowance for equity funds used
   during construction                                                   862           1,950           3,486
  Miscellaneous - net                                                  2,933           2,831             747
                                                                  ----------      ----------      ----------
        Total                                                          3,795           4,781           4,233
                                                                  ----------      ----------      ----------
Interest Charges:
  Interest on long-term debt                                         122,604         129,691         129,952
  Other interest - net                                                 6,938           7,210           6,494
  Distributions on preferred securities of subsidiary                  2,870               -               -
  Allowance for borrowed funds used
   during construction                                                (1,493)         (2,016)         (2,469)
                                                                  ----------      ----------      ----------
        Total                                                        130,919         134,885         133,977
                                                                  ----------      ----------      ----------
Income Before Income Taxes                                           309,322         318,651         277,127

Income Taxes                                                         118,560         117,114          63,288
                                                                  ----------      ----------      ----------
Net Income                                                           190,762         201,537         213,839

Preferred Stock Dividend Requirements
  and Other                                                           19,947          21,307          23,319
                                                                  ----------      ----------      ----------
Earnings Applicable to Common Stock                                 $170,815        $180,230        $190,520
                                                                  ==========      ==========      ==========

See Notes to Financial Statements.

                           ENTERGY LOUISIANA, INC.
                           STATEMENTS OF CASH FLOWS

                                                                                     For the Years Ended December 31,
                                                                                     1996          1995          1994
                                                                                              (In Thousands)

Operating Activities:
  Net income                                                                       $190,762      $201,537      $213,839
  Noncash items included in net income:
    Change in rate deferrals                                                         19,860        28,422        28,422
    Depreciation, amortization, and decommissioning                                 167,779       161,023       151,994
    Deferred income taxes and investment tax credits                                 18,809         2,450       (15,972)
    Allowance for equity funds used during construction                                (862)       (1,950)       (3,486)
    Amortization of deferred revenues                                                     -             -       (14,632)
  Changes in working capital:
    Receivables                                                                      (4,889)        (8,069)       1,094
    Accounts payable                                                                 22,838          4,420       (6,811)
    Taxes accrued                                                                   (11,222)        20,472      (16,970)
    Interest accrued                                                                  5,047          1,215          846
    Other working capital accounts                                                  (26,831)       (16,993)      31,064
  Decommissioning trust contributions                                                (8,790)        (7,493)      (4,815)
  Change in other regulatory assets                                                  (6,385)         1,801        1,101
  Provision for estimated losses and reserves                                         3,240         (1,996)      26,780
  Other                                                                             (17,685)          (182)     (24,833)
                                                                                   --------       --------     --------
    Net cash flow provided by operating activities                                  351,671        384,657      367,621
                                                                                   --------       --------     --------
Investing Activities:
  Construction expenditures                                                        (103,187)      (120,244)    (140,669)
  Allowance for equity funds used during construction                                   862          1,950        3,486
  Nuclear fuel purchases                                                                  -        (44,707)           -
  Proceeds from sale/leaseback of nuclear fuel                                            -         47,293            -
                                                                                   --------       --------     --------
    Net cash flow used in investing activities                                     (102,325)      (115,708)    (137,183)
                                                                                   --------       --------     --------
Financing Activities:
  Proceeds from the issuance of:
    First mortgage bonds                                                            113,994              -            -
    Other long-term debt                                                                  -         16,577       19,946
    Preferred securities of subsidiary trust                                         67,795              -            -
  Retirement of:
    First mortgage bonds                                                           (130,000)       (75,000)     (25,000)
    Other long-term debt                                                               (270)          (308)        (322)
  Redemption of preferred stock                                                     (67,824)       (11,256)     (15,038)
  Changes in short-term borrowings - net                                            (45,393)        49,305      (24,887)
  Dividends paid:
    Common stock                                                                   (179,200)      (221,500)    (167,100)
    Preferred stock                                                                 (19,072)       (21,115)     (22,808)
                                                                                   --------       --------     --------
    Net cash flow used in financing activities                                     (259,970)      (263,297)    (235,209)
                                                                                   --------       --------     --------
Net increase (decrease) in cash and cash equivalents                                (10,624)         5,652       (4,771)

Cash and cash equivalents at beginning of period                                     34,370         28,718       33,489
                                                                                   --------       --------     --------
Cash and cash equivalents at end of period                                          $23,746        $34,370      $28,718
                                                                                   ========       ========     ========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest - net of amount capitalized                                          $118,007       $128,485     $128,000
     Income taxes                                                                  $125,924        $96,066      $96,422
   Noncash investing and financing activities:
      Capital lease obligations incurred                                                  -              -       $9,677
      Acquisition of nuclear fuel                                                   $32,685              -            -
    Change in unrealized appreciation (depreciation) of
        decommissioning trust assets                                                   $301         $2,304      ($1,129)

 See Notes to Financial Statements.

                   ENTERGY LOUISIANA, INC.
                        BALANCE SHEETS
                            ASSETS

                                                                            December 31,
                                                                       1996             1995
                                                                           (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                               $1,804           $3,952
    Temporary cash investments - at cost,
      which approximates market                                        21,942           30,418
                                                                   ----------       ----------
           Total cash and cash equivalents                             23,746           34,370
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.4 million in 1996 and 1995)                                 73,823           72,328
    Associated companies                                               11,606            8,033
    Other                                                               7,053            8,979
    Accrued unbilled revenues                                          63,879           62,132
  Deferred fuel costs                                                  18,347           10,200
  Accumulated deferred income taxes                                     1,465                -
  Materials and supplies - at average cost                             78,449           79,799
  Rate deferrals                                                        5,749           25,609
  Deferred nuclear refueling outage costs                               5,300           21,344
  Prepaid income tax                                                   24,651                -
  Prepayments and other                                                10,234            9,118
                                                                   ----------       ----------
           Total                                                      324,302          331,912
                                                                   ----------       ----------
Other Property and Investments:
  Nonutility property                                                  20,060           20,060
  Decommissioning trust fund                                           50,481           38,560
  Investment in subsidiary companies - at equity                       14,230           14,230
  Other - at cost (less accumulated depreciation)                       2,465            1,113
                                                                   ----------       ----------
           Total                                                       87,236           73,963
                                                                   ----------       ----------
Utility Plant:
  Electric                                                          4,997,456        4,886,898
  Property under capital leases                                       232,582          231,121
  Construction work in progress                                        56,180           87,567
  Nuclear fuel under capital lease                                     38,157           72,864
  Nuclear fuel                                                         34,191            1,506
                                                                   ----------       ----------
           Total                                                    5,358,566        5,279,956
  Less - accumulated depreciation and amortization                  1,881,847        1,742,306
                                                                   ----------       ----------
           Utility plant - net                                      3,476,719        3,537,650
                                                                   ----------       ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                                   295,836          301,520
    Unamortized loss on reacquired debt                                37,552           39,474
    Other regulatory assets                                            30,320           23,935
  Other                                                                27,313           23,069
                                                                   ----------       ----------
           Total                                                      391,021          387,998
                                                                   ----------       ----------
           TOTAL                                                   $4,279,278       $4,331,523
                                                                   ==========       ==========
See Notes to Financial Statements.

                   ENTERGY LOUISIANA, INC.
                        BALANCE SHEETS
                LIABILITIES AND CAPITALIZATION

                                                                             December 31,
                                                                       1996             1995
                                                                           (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                   $34,275          $35,260
  Notes payable:
    Associated companies                                               31,066           61,459
    Other                                                                   -           15,000
  Accounts payable:
    Associated companies                                               73,389           37,494
    Other                                                              89,550           69,922
  Customer deposits                                                    59,070           56,924
  Taxes accrued                                                         7,390           18,612
  Accumulated deferred income taxes                                         -            3,366
  Interest accrued                                                     49,249           44,202
  Dividends declared                                                    3,489            5,149
  Obligations under capital leases                                     28,000           28,000
  Other                                                                 4,940           17,397
                                                                   ----------       ----------
           Total                                                      380,418          392,785
                                                                   ----------       ----------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                   831,093          807,278
  Accumulated deferred investment tax credits                         139,899          145,561
  Obligations under capital leases                                     10,156           43,362
  Deferred interest - Waterford 3 lease obligation                     16,809           23,947
  Other                                                               114,665          116,696
                                                                   ----------       ----------
           Total                                                    1,112,622        1,136,844
                                                                   ----------       ----------
Long-term debt                                                      1,373,233        1,385,171
Preferred stock with sinking fund                                      92,500          100,009
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                     70,000                -

Shareholder's Equity:
  Preferred stock without sinking fund                                100,500          160,500
  Common stock, $0.01 par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares in 1996 and 1995                             1,088,900        1,088,900
  Capital stock expense and other                                      (2,659)          (4,836)
  Retained earnings                                                    63,764           72,150
                                                                   ----------       ----------
           Total                                                    1,250,505        1,316,714
                                                                   ----------       ----------
Commitments and Contingencies (Note 2, 9, and 10)

           TOTAL                                                   $4,279,278       $4,331,523
                                                                   ==========       ==========
See Notes to Financial Statements.

               ENTERGY LOUISIANA, INC.
           STATEMENTS OF RETAINED EARNINGS

                                                             For the Years Ended December 31,
                                                            1996          1995          1994
                                                                     (In Thousands)
Retained Earnings, January 1                               $72,150      $113,420       $89,849
  Add:
    Net income                                             190,762       201,537       213,839
                                                          --------      --------      --------
        Total                                              262,912       314,957       303,688
  Deduct:                                                 --------      --------      --------
    Dividends declared:
      Preferred stock                                       17,412        20,775        22,359
      Common stock                                         179,200       221,500       167,100
    Capital stock expenses                                   2,536           532           809
                                                          --------      --------      --------
        Total                                              199,148       242,807       190,268
                                                          --------      --------      --------
Retained Earnings, December 31 (Note 8)                    $63,764       $72,150      $113,420
                                                          ========      ========      ========

See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                                   1996         1995         1994          1993         1992
                                           (In Thousands)
Operating revenues              $1,828,867   $1,674,875   $1,710,415    $ 1,731,541   $1,553,745
Net income                      $  190,762   $  201,537   $  213,839    $   188,808   $  182,989
Total assets                    $4,279,278   $4,331,523   $4,435,439    $ 4,463,998   $4,109,148
Long-term obligations (1)       $1,545,889   $1,528,542   $1,530,558    $ 1,611,436   $1,622,909

(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, preferred securities of subsidiary trust, and noncurrent capital lease obligations.

                                    1996          1995         1994         1993         1992
                                                           (In Thousands)
Electric Operating Revenues:
   Residential                      $609,308     $583,373      $577,084     $572,738     $518,255
   Commercial                        374,515      353,582       358,672      345,254      320,688
   Industrial                        727,505      641,196       659,061      652,574      578,741
   Governmental                       33,621       31,616        31,679       29,723       27,780
                                  ---------------------------------------------------------------
     Total retail                  1,744,949    1,609,767     1,626,496    1,600,289    1,445,464
   Sales for resale
     Associated companies              5,065        1,178           352        4,849        5,454
     Non-associated companies         58,685       48,987        36,928       46,414       33,178
   Other                              20,168       14,943        46,639       79,989       69,649
                                  ---------------------------------------------------------------
     Total                        $1,828,867   $1,674,875    $1,710,415   $1,731,541   $1,553,745
                                  ===============================================================
Billed Electric Energy
 Sales (Millions of kWh):
   Residential                         7,893        7,855         7,449        7,368        6,996
   Commercial                          4,846        4,786         4,631        4,435        4,307
   Industrial                         17,647       16,971        16,561       15,914       15,013
   Governmental                          457          439           423          398          385
                                  ---------------------------------------------------------------
     Total retail                     30,843       30,051        29,064       28,115       26,701
   Sales for resale
     Associated companies                143           44            10          112          204
     Non-associated companies            982        1,293           776        1,213        1,101
                                  ---------------------------------------------------------------
     Total                            31,968       31,388        29,850       29,440       28,006
                                  ===============================================================

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy Mississippi, Inc.


We have audited the accompanying balance sheets of Entergy Mississippi, Inc. (formerly Mississippi Power & Light Company) as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
February 13, 1997

                       ENTERGY MISSISSIPPI, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


Net Income

      Net income increased in 1996 primarily due to reduced other operation and maintenance expenses, partially offset by an increase in income tax expense.

      Net income increased in 1995 primarily due to increased revenues and a decrease in other operation and maintenance expenses partially offset by an increase in income tax expense.

      Significant factors affecting the results of operations and causing variances between the years 1996 and 1995, and between the years 1995 and 1994, are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

      See "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON," following the financial statements, for information on operating revenues by source and kWh sales.

      The changes in electric operating revenues for the twelve months ended December 31, 1996 and 1995, are as follows:
                                                         Increase/
                                                        (Decrease)
                        Description                    1996     1995
                                                     (In Millions)

          Change in base revenues                     ($2.2)   ($6.1)
          Grand Gulf Rate Rider                         7.1     (0.6)
          Fuel cost recovery                           33.6     12.8
          Sales volume/weather                          8.5     14.9
          Other revenue (including unbilled)           (2.1)     5.6
          Sales for resale                             23.7      3.4
                                                      -----    -----
          Total                                       $68.6    $30.0
                                                      =====    =====

      Electric operating revenues increased in 1996 primarily due to increases in fuel adjustment revenues, the Grand Gulf 1 rate rider, sales for resale, and retail energy sales. Fuel adjustment revenues increased in response to higher fuel costs. In connection with an annual MPSC review, in October 1995, Entergy Mississippi's Grand Gulf 1 rate rider was adjusted upward as a result of its undercollection of Grand Gulf 1 costs. The fuel adjustment clause and the Grand Gulf 1 rate rider do not affect net income. Sales for resale, specifically sales to associated companies, increased primarily due to changes in the generation requirements and availability among the domestic utility companies. The increase in retail sales volume is primarily due to increased customer usage.

      Electric operating revenues increased in 1995 primarily due to an increase in retail and wholesale energy sales and higher fuel adjustment revenues, partially offset by rate reductions. Retail energy sales increased primarily due to the impact of weather and increased customer usage. Fuel adjustment revenues increased in response to higher fuel costs and do not impact net income.

                       ENTERGY MISSISSIPPI, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


Expenses

      Operating expenses increased in 1996 due to an increase in fuel, and purchased power expenses, partially offset by a decrease in other operation and maintenance expenses. Fuel and purchased power expenses increased as a result of higher fuel costs and an increase in energy sales. Other operation and maintenance expenses decreased as a result of lower payroll, contract work, and materials and supplies expenses. Payroll expenses decreased due to restructuring costs recorded in 1995 and the resulting decrease in employees. Contract work and materials and supplies expenses decreased because of the turbine repairs at some of Entergy Mississippi's generating plants in 1995.

      Operating expenses decreased in 1995 due primarily to a decrease in other operation and maintenance expenses. Other operation and maintenance expense decreased in 1995 due to 1994 Merger-related costs allocated to Entergy Mississippi and payroll expenses. No significant Merger-related costs were allocated to Entergy Mississippi during 1995. Payroll expenses decreased as a result of the restructuring program announced and accrued for during 1994. In addition, maintenance expenses decreased at various power plants.

Other

      Income tax expense increased in 1996 as a result of higher pretax income. Income tax expense increased in 1995 due primarily to the 1994 write-off of unamortized deferred investment tax credits and higher pretax income in 1995.


                  ENTERGY MISSISSIPPI, INC.
                     STATEMENTS OF INCOME

                                                                         For the Years Ended December 31,
                                                                      1996            1995            1994
                                                                                  (In Thousands)

Operating Revenues                                                  $958,430        $889,843        $859,845
                                                                    --------        --------        --------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                                      207,116         163,198         164,428
     Purchased power                                                 272,812         240,519         235,019
     Other operation and maintenance                                 122,628         144,183         156,954
  Depreciation, amortization, and decommissioning                     40,313          38,197          36,592
  Taxes other than income taxes                                       43,389          46,019          43,963
  Amortization of rate deferrals                                     107,576         107,339         110,481
                                                                    --------        --------        --------
        Total                                                        793,834         739,455         747,437
                                                                    --------        --------        --------
Operating Income                                                     164,596         150,388         112,408
                                                                    --------        --------        --------
Other Income (Deductions):
  Allowance for equity funds used
   during construction                                                 1,143             950           1,660
  Miscellaneous - net                                                  1,662           3,036          (1,117)
                                                                    --------        --------        --------
        Total                                                          2,805           3,986             543
                                                                    --------        --------        --------
Interest Charges:
  Interest on long-term debt                                          44,137          46,998          47,835
  Other interest - net                                                 3,870           4,638           4,929
  Allowance for borrowed funds used
   during construction                                                  (923)           (806)         (1,067)
                                                                    --------        --------        --------
        Total                                                         47,084          50,830          51,697
                                                                    --------        --------        --------
Income Before Income Taxes                                           120,317         103,544          61,254

Income Taxes                                                          41,106          34,877          12,475
                                                                    --------        --------        --------
Net Income                                                            79,211          68,667          48,779

Preferred Stock Dividend Requirements
  and Other                                                            5,010           7,515           7,624
                                                                    --------        --------        --------
Earnings Applicable to Common Stock                                  $74,201         $61,152         $41,155
                                                                    ========        ========        ========

See Notes to Financial Statements.

                          ENTERGY MISSISSIPPI, INC.
                           STATEMENTS OF CASH FLOWS

                                                                                     For the Years Ended December 31,
                                                                                     1996          1995          1994
                                                                                              (In Thousands)
Operating Activities:
  Net income                                                                        $79,211       $68,667       $48,779
  Noncash items included in net income:
    Change in rate deferrals                                                        130,602       114,304       109,105
    Depreciation and amortization                                                    40,313        38,197        36,592
    Deferred income taxes and investment tax credits                                (32,887)      (36,774)      (34,409)
    Allowance for equity funds used during construction                              (1,143)         (950)       (1,660)
  Changes in working capital:
    Receivables                                                                      (4,123)       (5,277)       33,154
    Fuel inventory                                                                       20        (1,901)        3,872
    Accounts payable                                                                     88        15,553        (8,783)
    Taxes accrued                                                                    (2,157)        7,818        (3,431)
    Interest accrued                                                                   (925)        1,457        (2,794)
    Other working capital accounts                                                    4,074       (21,108)       13,480
  Change in other regulatory assets                                                 (28,573)        1,075        (7,219)
  Other                                                                              (2,534)        3,882         8,428
                                                                                   --------      --------      --------
    Net cash flow provided by operating activities                                  181,966       184,943       195,114
                                                                                   --------      --------      --------
Investing Activities:
  Construction expenditures                                                         (85,018)      (79,146)     (121,386)
  Allowance for equity funds used during construction                                 1,143           950         1,660
                                                                                   --------      --------      --------
    Net cash flow used in investing activities                                      (83,875)      (78,196)     (119,726)
                                                                                   --------      --------      --------
Financing Activities:
  Proceeds from the issuance of:
    General and refunding mortgage bonds                                                  -        79,480        24,534
    Other long-term debt                                                                  -             -        15,652
  Retirement of:
    General and refunding mortgage bonds                                            (26,000)      (45,000)      (30,000)
    First mortgage bonds                                                            (35,000)      (20,000)      (18,000)
    Other long-term debt                                                                (15)         (965)      (16,045)
  Redemption of preferred stock                                                      (9,876)      (15,000)      (15,000)
  Changes in short-term borrowings - net                                             50,253       (30,000)       18,432
  Dividends paid:
    Common stock                                                                    (79,900)      (61,700)      (45,600)
    Preferred stock                                                                  (5,000)       (6,215)       (7,762)
                                                                                   --------      --------      --------
    Net cash flow used in financing activities                                     (105,538)      (99,400)      (73,789)
                                                                                   --------      --------      --------
Net increase (decrease) in cash and cash equivalents                                 (7,447)        7,347         1,599

Cash and cash equivalents at beginning of period                                     16,945         9,598         7,999
                                                                                   --------      --------      --------
Cash and cash equivalents at end of period                                           $9,498       $16,945        $9,598
                                                                                   ========      ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                            $46,769       $48,617       $52,737
    Income taxes                                                                    $73,687       $67,746       $39,000

See Notes to Financial Statements.

                  ENTERGY MISSISSIPPI, INC.
                        BALANCE SHEETS
                            ASSETS

                                                                              December 31,
                                                                        1996             1995
                                                                            (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                               $2,384           $2,574
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                                -            3,248
        Other                                                               -           11,123
    Special deposits                                                    7,114                -
                                                                   ----------       ----------
           Total cash and cash equivalents                              9,498           16,945
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.4 million in 1996 and $1.6 million in 1995)                 44,809           46,214
    Associated companies                                                4,382            1,134
    Other                                                               2,014            1,967
    Accrued unbilled revenues                                          49,383           47,150
  Fuel inventory - at average cost                                      6,661            6,681
  Materials and supplies - at average cost                             17,567           19,233
  Rate deferrals                                                      142,504          130,622
  Prepayments and other                                                 7,434           11,536
                                                                   ----------       ----------
           Total                                                      284,252          281,482
                                                                   ----------       ----------
Other Property and Investments:
  Investment in subsidiary companies - at equity                        5,531            5,531
  Other - at cost (less accumulated depreciation)                       7,923            5,615
                                                                   ----------       ----------
           Total                                                       13,454           11,146
                                                                   ----------       ----------
Utility Plant:
  Electric                                                          1,633,484        1,559,955
  Construction work in progress                                        47,373           55,443
                                                                   ----------       ----------
           Total                                                    1,680,857        1,615,398
  Less - accumulated depreciation and amortization                    635,754          613,712
                                                                   ----------       ----------
           Utility plant - net                                      1,045,103        1,001,686
                                                                   ----------       ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                    104,588          247,072
    SFAS 109 regulatory asset - net                                    11,813            6,445
    Unamortized loss on reacquired debt                                 9,254           10,105
    Other regulatory assets                                            46,309           17,736
  Other                                                                 6,693            6,311
                                                                   ----------       ----------
           Total                                                      178,657          287,669
                                                                   ----------       ----------
           TOTAL                                                   $1,521,466       $1,581,983
                                                                   ==========       ==========
See Notes to Financial Statements.

                  ENTERGY MISSISSIPPI, INC.
                        BALANCE SHEETS
                LIABILITIES AND CAPITALIZATION

                                                                            December 31,
                                                                        1996             1995
                                                                           (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                   $96,015          $61,015
  Notes payable - associated companies                                 50,253                -
  Accounts payable:
    Associated companies                                               32,878           24,391
    Other                                                              23,701           32,100
  Customer deposits                                                    26,258           24,339
  Taxes accrued                                                        26,482           28,639
  Accumulated deferred income taxes                                    58,634           54,090
  Interest accrued                                                     20,909           21,834
  Other                                                                 3,065            6,875
                                                                   ----------       ----------
           Total                                                      338,195          253,283
                                                                   ----------       ----------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                   249,522          278,581
  Accumulated deferred investment tax credits                          25,422           27,978
  Other                                                                19,445           22,515
                                                                   ----------       ----------
           Total                                                      294,389          329,074
                                                                   ----------       ----------
Long-term debt                                                        399,054          494,404
Preferred stock with sinking fund                                       7,000           16,770

Shareholder's Equity:
  Preferred stock without sinking fund                                 57,881           57,881
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares in 1996 and 1995                                 199,326          199,326
  Capital stock expense and other                                        (143)            (218)
  Retained earnings                                                   225,764          231,463
                                                                   ----------       ----------
           Total                                                      482,828          488,452
                                                                   ----------       ----------
Commitments and Contingencies (Note 2 and 9)

           TOTAL                                                   $1,521,466       $1,581,983
                                                                   ==========       ==========
See Notes to Financial Statements.

              ENTERGY MISSISSIPPI, INC.
           STATEMENTS OF RETAINED EARNINGS

                                                           For the Years Ended December 31,
                                                            1996          1995          1994
                                                                    (In Thousands)
Retained Earnings, January 1                              $231,463      $232,011      $236,337
  Add:
    Net income                                              79,211        68,667        48,779
                                                          --------      --------      --------
        Total                                              310,674       300,678       285,116
  Deduct:                                                 --------      --------      --------
    Dividends declared:
      Preferred stock                                        4,803         5,971         7,404
      Common stock                                          79,900        61,700        45,600
    Preferred stock expenses                                   207         1,544           101
                                                          --------      --------      --------
        Total                                               84,910        69,215        53,105
                                                          --------      --------      --------
Retained Earnings, December 31 (Note 8)                   $225,764      $231,463      $232,011
                                                          ========      ========      ========

See Notes to Financial Statements.

                       ENTERGY MISSISSIPPI, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                                  1996         1995         1994         1993         1992
                                                       (In Thousands)
Operating revenues              $  958,430   $  889,843   $   859,845  $   883,818  $   799,483
Net Income                      $   79,211   $   68,667   $    48,779  $    69,037  $    65,036
Total assets                    $1,521,466   $1,581,983   $ 1,637,828  $ 1,681,992  $ 1,665,480
Long-term obligations (1)       $  406,421   $  511,613   $   507,555  $   563,612  $   576,787

(1) Includes long-term debt (excluding currently maturing debt), and preferred stock with sinking fund, and noncurrent capital lease obligations.

                                    1996        1995        1994        1993        1992
                                                       (In Thousands)
Electric Operating Revenues:
   Residential                     $358,264    $336,194     $332,567    $341,620    $309,614
   Commercial                       281,626     262,786      257,154     251,285     236,191
   Industrial                       185,351     178,466      184,637     182,060     169,977
   Governmental                      29,093      27,410       27,495      28,530      26,377
                                   ---------------------------------------------------------
     Total retail                   854,334     804,856      801,853     803,495     742,159
   Sales for resale
     Associated companies            58,749      35,928       37,747      34,640      17,988
     Non-associated companies        22,814      21,906       16,728      21,100      19,995
   Other                             22,533      27,153        3,517      24,583      19,341
                                   ---------------------------------------------------------
     Total                         $958,430    $889,843     $859,845    $883,818    $799,483
                                   =========================================================
Billed Electric Energy
 Sales (Millions of kWh):
   Residential                        4,355       4,233        4,014       3,983       3,644
   Commercial                         3,508       3,368        3,151       2,928       2,804
   Industrial                         3,063       3,044        2,985       2,787       2,631
   Governmental                         346         336          330         336         318
                                   ---------------------------------------------------------
     Total retail                    11,272      10,981       10,480      10,034       9,397
   Sales for resale
     Associated companies             1,368         959        1,079         758         253
     Non-associated companies           521         692          512         670         937
                                   ---------------------------------------------------------
     Total                           13,161      12,632       12,071      11,462      10,587
                                   =========================================================

                   REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy New Orleans, Inc.


We have audited the accompanying balance sheets of Entergy New Orleans, Inc. (formerly New Orleans Public Service Inc.) as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
February 13, 1997

                       ENTERGY NEW ORLEANS, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS

Net Income

      Net income decreased in 1996 primarily due to the rate refund recorded in December 1996, based on the Council's review of Entergy New Orleans' 1996 earnings. The decrease in net income was partially offset by reduced other operating and maintenance expenses.

       Net income increased in 1995 principally due to 1994 refunds associated with the 1994 NOPSI Settlement and a decrease in other operation and maintenance expense, partially offset by a permanent rate reduction that took place January 1, 1995.

      Significant factors affecting the results of operations and causing variances between the years 1996 and 1995, and between the years 1995 and 1994, are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

     See "SELECTED FINANCIAL DATA-FIVE-YEAR COMPARISON," following the financial statements, for information on electric operating revenues by source and kWh sales.

      The changes in electric operating revenues for the twelve months ended December 31, 1996 and 1995 are as follows:
                                                      Increase/
                                                      (Decrease)
                     Description                     1996     1995
                                                      (In Millions)

       Change in base revenues                      ($8.5)    $7.8
       Fuel cost recovery                            28.5     (0.3)
       Sales volume/weather                          (4.8)    12.5
       Other revenue (including unbilled)            (1.4)     6.1
       Sales for resale                              (0.5)     3.5
                                                    -----    -----
       Total                                        $13.3    $29.6
                                                    =====    =====


      In 1996, electric operating revenues increased primarily due to higher fuel adjustment revenues, caused by elevated fuel prices, which do not affect net income. The increase was offset by a rate refund recorded in 1996, as discussed in "Net Income" above, and lower industrial sales attributable to a significant reduction in electricity usage by a large customer. Electric operating revenues increased in 1995 as a result of refunds in 1994 associated with the 1994 NOPSI Settlement and an increase in energy sales. The increase in energy sales in 1995 was primarily due to weather effects on retail sales and an increase in sales for resale.

      Gas operating revenues in 1996 increased primarily due to higher gas prices. This increase was offset by the rate refund recorded in 1996, as discussed in "Net Income" above. Gas operating revenues decreased in 1995 primarily due to the rate reduction agreed to in the NOPSI Settlement effective January 1, 1995, and a lower unit purchase price for gas purchased for resale.

                       ENTERGY NEW ORLEANS, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


Expenses

      In 1996, operating expenses increased due to higher fuel expenses, including purchased power, and gas purchased for resale. This increase was offset by reduced amortization of previous rate deferrals, the recording of rate deferrals, and lower other operation and maintenance expenses. Fuel expenses, including gas purchased for resale, increased as a result of significantly higher unit prices. Purchased power increased due to changes in generation availability and requirements among the domestic utility companies. Rate deferrals increased due to the deferral of a portion of the System Energy rate increase being billed to Entergy New Orleans, as discussed in Note 2. Other operation and maintenance expenses decreased primarily due to lower payroll expenses due to restructuring and reduced regulatory commission expenses.

      Operating expenses increased in 1995 due primarily to increased amortization of rate deferrals, partially offset by a decrease in fuel and other operation and maintenance expenses. Fuel expenses decreased in 1995 primarily due to a decrease in fuel prices. Other operation and maintenance expenses decreased primarily due to a decrease in maintenance activity and lower payroll expenses. In 1995, the increase in the amortization of rate deferrals is primarily a result of the collection of larger amounts of previously deferred costs under the 1991 NOPSI Settlement, which allowed Entergy New Orleans to record an additional $90 million of previously incurred Grand Gulf 1-related costs.

Other

      Income taxes decreased in 1996 due to lower pretax income. Income taxes increased in 1995 as a result of lower pretax income in 1994 due to the 1994 NOPSI Settlement and the write-off of the unamortized balances of deferred investment tax credits pursuant to the FERC Settlement in 1994.


                  ENTERGY NEW ORLEANS, INC.
                     STATEMENTS OF INCOME

                                                                        For the Years Ended December 31,
                                                                      1996            1995            1994
                                                                                 (In Thousands)
Operating Revenues:
  Electric                                                          $403,254        $390,002        $360,430
  Natural gas                                                        101,023          80,276          87,357
                                                                    --------        --------        --------
        Total                                                        504,277         470,278         447,787
                                                                    --------        --------        --------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                                      129,059         102,314         113,735
     Purchased power                                                 176,450         145,920         145,935
     Other operation and maintenance                                  71,421          76,510          80,656
  Depreciation, amortization, and decommissioning                     20,007          19,420          19,275
  Taxes other than income taxes                                       27,388          27,805          27,814
  Rate deferrals                                                      (4,866)         (4,392)              -
  Amortization of rate deferrals                                      27,240          31,971          27,009
                                                                    --------        --------        --------
        Total                                                        446,699         399,548         414,424
                                                                    --------        --------        --------
Operating Income                                                      57,578          70,730          33,363
                                                                    --------        --------        --------
Other Income:
  Allowance for equity funds used
   during construction                                                   321             158             331
  Miscellaneous - net                                                  1,146           1,639           2,141
                                                                    --------        --------        --------
        Total                                                          1,467           1,797           2,472
                                                                    --------        --------        --------
Interest Charges:
  Interest on long-term debt                                          15,268          15,948          17,092
  Other interest - net                                                 1,036           1,853           1,179
  Allowance for borrowed funds used
   during construction                                                  (252)           (127)           (247)
                                                                    --------        --------        --------
        Total                                                         16,052          17,674          18,024
                                                                    --------        --------        --------
Income Before Income Taxes                                            42,993          54,853          17,811

Income Taxes                                                          16,217          20,467           4,600
                                                                    --------        --------        --------
Net Income                                                            26,776          34,386          13,211

Preferred Stock Dividend Requirements
  and Other                                                              965           1,411           1,581
                                                                    --------        --------        --------
Earnings Applicable to Common Stock                                  $25,811         $32,975         $11,630
                                                                    ========        ========        ========

See Notes to Financial Statements.

                          ENTERGY NEW ORLEANS, INC.
                           STATEMENTS OF CASH FLOWS


                                                                                       For the Years Ended December 31,
                                                                                      1996          1995          1994
                                                                                               (In Thousands)
Operating Activities:
  Net income                                                                        $26,776       $34,386       $13,211
  Noncash items included in net income:
    Change in rate deferrals                                                         35,917        31,564        24,106
    Depreciation and amortization                                                    20,007        19,420        19,275
    Deferred income taxes and investment tax credits                                (12,274)       (1,998)      (18,006)
    Allowance for equity funds used during construction                                (321)         (158)         (331)
  Changes in working capital:
    Receivables                                                                         832        (5,468)       15,362
    Accounts payable                                                                 (5,638)       12,566       (19,132)
    Taxes accrued                                                                    (4,350)        3,225        (2,832)
    Interest accrued                                                                    214          (131)         (230)
    Income tax refund                                                                     -        20,172       (20,172)
    Other working capital accounts                                                   (5,216)       (4,803)       18,454
  Other                                                                             (11,941)       (9,500)        8,851
                                                                                   --------       -------       -------
    Net cash flow provided by operating activities                                   44,006        99,275        38,556
                                                                                   --------       -------       -------
Investing Activities:
  Construction expenditures                                                         (27,956)      (27,836)      (22,777)
  Allowance for equity funds used during construction                                   321           158           331
                                                                                   --------       -------       -------
    Net cash flow used in investing activities                                      (27,635)      (27,678)      (22,446)
                                                                                   --------       -------       -------
Financing Activities:
  Proceeds from the issuance of general and refunding mortgage bonds                 39,608        29,805             -
  Retirement of:
    First mortgage bonds                                                            (23,250)            -             -
    General and refunding mortgage bonds                                            (30,000)      (24,200)      (15,000)
  Redemption of preferred stock                                                           -        (3,525)       (1,500)
  Dividends paid:
    Common stock                                                                    (34,000)      (30,600)      (33,300)
    Preferred stock                                                                    (965)       (1,362)       (1,596)
                                                                                   --------       -------       -------
   Net cash flow used in financing activities                                       (48,607)      (29,882)      (51,396)
                                                                                   --------       -------       -------
Net increase (decrease) in cash and cash equivalents                                (32,236)       41,715       (35,286)

Cash and cash equivalents at beginning of period                                     49,746         8,031        43,317
                                                                                   --------       -------       -------
Cash and cash equivalents at end of period                                          $17,510       $49,746        $8,031
                                                                                   ========       =======       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                            $15,357       $17,187       $17,707
    Income taxes (refund) - net                                                     $31,870         ($941)      $45,984

See Notes to Financial Statements.

                  ENTERGY NEW ORLEANS, INC.
                        BALANCE SHEETS
                            ASSETS

                                                                             December 31,
                                                                        1996             1995
                                                                            (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                               $1,015           $1,693
    Temporary cash investments - at cost,
      which approximates market:
       Associated companies                                             7,435           10,860
       Other                                                            9,060           37,193
                                                                     --------         --------
           Total cash and cash equivalents                             17,510           49,746
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $0.7 million in 1996 and $0.5 million in 1995)                 27,430           29,168
    Associated companies                                                  714              551
    Other                                                               1,764              843
    Accrued unbilled revenues                                          17,064           17,242
  Deferred electric fuel and resale gas costs                           7,290            2,647
  Materials and supplies - at average cost                              9,904            8,950
  Rate deferrals                                                       37,692           35,191
  Prepayments and other                                                 7,157            4,529
                                                                     --------         --------
           Total                                                      126,525          148,867
                                                                     --------         --------
Other Property and Investments:
  Investment in subsidiary companies - at equity                        3,259            3,259
                                                                     --------         --------
Utility Plant:
  Electric                                                            503,061          483,581
  Natural gas                                                         122,700          121,083
  Construction work in progress                                        18,247           17,525
                                                                     --------         --------
           Total                                                      644,008          622,189
  Less - accumulated depreciation and amortization                    347,790          335,021
                                                                     --------         --------
           Utility plant - net                                        296,218          287,168
                                                                     --------         --------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                     99,498          137,916
    SFAS 109 regulatory asset - net                                     6,051            6,813
    Unamortized loss on reacquired debt                                 1,647            1,932
    Other regulatory assets                                            15,908            9,204
  Other                                                                   890            1,047
                                                                     --------         --------
           Total                                                      123,994          156,912
                                                                     --------         --------
           TOTAL                                                     $549,996         $596,206
                                                                     ========         ========
See Notes to Financial Statements.

                  ENTERGY NEW ORLEANS, INC.
                        BALANCE SHEETS
                LIABILITIES AND CAPITALIZATION

                                                                            December 31,
                                                                        1996             1995
                                                                           (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                   $12,000          $38,250
  Accounts payable:
    Associated companies                                               18,757           13,851
    Other                                                              14,130           24,674
  Customer deposits                                                    18,974           18,214
  Taxes accrued                                                         1,204            5,554
  Accumulated deferred income taxes                                     5,584            9,174
  Interest accrued                                                      5,325            5,111
  Provision for rate refund                                            19,465           11,870
  Other                                                                 1,521            6,867
                                                                     --------         --------
           Total                                                       96,960          133,565
                                                                     --------         --------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                    72,895           81,654
  Accumulated deferred investment tax credits                           7,984            8,618
  Accumulated provision for property insurance                         15,666           15,666
  Other                                                                24,713           29,654
                                                                     --------         --------
           Total                                                      121,258          135,592
                                                                     --------         --------
Long-term debt                                                        168,888          155,958

Shareholders' Equity:
  Preferred stock without sinking fund                                 19,780           19,780
  Common Shareholder's Equity:
   Common stock, $0.01 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares in 1996 and 1995                                  33,744           33,744
  Paid-in capital                                                      36,294           36,306
  Retained earnings subsequent to the elimination of
     the accumulated deficit on November 30, 1988                      73,072           81,261
                                                                     --------         --------
           Total                                                      162,890          171,091
                                                                     --------         --------

Commitments and Contingencies (Note 2 and 9)

           TOTAL                                                     $549,996         $596,206
                                                                     ========         ========
See Notes to Financial Statements.

                ENTERGY NEW ORLEANS
           STATEMENTS OF RETAINED EARNINGS

                                                             For the Years Ended December 31,
                                                            1996          1995          1994
                                                                     (In Thousands)
Retained Earnings, January 1                               $81,261       $78,886      $100,556
  Add:
    Net income                                              26,776        34,386        13,211
                                                          --------      --------      --------
        Total                                              108,037       113,272       113,767
  Deduct:                                                 --------      --------      --------
    Dividends declared:
      Preferred stock                                          965         1,231         1,536
      Common stock                                          34,000        30,600        33,300
    Capital stock expenses                                       -           180            45
                                                          --------      --------      --------
        Total                                               34,965        32,011        34,881
                                                          --------      --------      --------
Retained Earnings, December 31 (Note 8)                    $73,072       $81,261       $78,886
                                                          ========      ========      ========

See Notes to Financial Statements.



                       ENTERGY NEW ORLEANS, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                              1996       1995       1994        1993      1992
                                                (In Thousands)
Operating revenues          $504,277   $470,278    $447,787   $514,822  $464,879
Net Income                  $ 26,776   $ 34,386    $ 13,211   $ 36,761  $ 26,424
Total assets                $549,996   $596,206    $592,894   $647,605  $621,691
Long-term obligations (1)   $168,888   $155,958    $167,610   $193,262  $165,917

(1)  Includes long-term debt (excluding currently maturing debt).

                                  1996        1995       1994       1993       1992
                                                    (In Thousands)
Electric Operating Revenues:
   Residential                   $151,577   $141,353    $142,013   $151,423   $137,668
   Commercial                     149,649    144,374     162,410    167,788    160,229
   Industrial                      24,663     22,842      25,422     26,205     23,860
   Governmental                    58,561     52,880      58,726     61,548     56,023
                                 -----------------------------------------------------
     Total retail                 384,450    361,449     388,571    406,964    377,780
   Sales for resale
     Associated companies           2,649      3,217       2,061      2,487      3,086
     Non-associated companies       9,882      9,864       7,512      9,291      7,234
   Other (1)                        6,273     15,472     (37,714)     5,088      3,836
                                 -----------------------------------------------------
     Total                       $403,254   $390,002    $360,430   $423,830   $391,936
                                 =====================================================
Billed Electric Energy
 Sales (Millions of kWh):
   Residential                      1,998      2,049       1,896      1,914      1,806
   Commercial                       2,073      2,079       2,031      1,989      1,977
   Industrial                         481        537         518        499        457
   Governmental                       974        983         951        924        888
                                 -----------------------------------------------------
     Total retail                   5,526      5,648       5,396      5,326      5,128
   Sales for resale
     Associated companies              66        149          92         89        155
     Non-associated companies         212        297         202        262        250
                                 -----------------------------------------------------
     Total                          5,804      6,094       5,690      5,677      5,533
                                 =====================================================


(1)  1994 includes the effects of the 1994 NOPSI Settlement.

                   REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholder of System Energy Resources, Inc.


We have audited the accompanying balance sheets of System Energy Resources, Inc. as of December 31, 1996 and 1995, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1996 the Company changed its method of accounting for incremental nuclear plant outage maintenance costs.


COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
February 13, 1997

                     SYSTEM ENERGY RESOURCES, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


Net Income

      Net income increased slightly in 1996 primarily due to lower interest charges attributed to the refinancing of higher-cost debt.

      Net income increased in 1995 primarily due to the effect of the FERC Settlement which reduced 1994 net income by $80.2 million (see
Note 2). This was partially offset by revenues being adversely impacted by a lower return on System Energy's decreasing investment in Grand Gulf 1.

      Significant factors affecting the results of operations and causing variances between the years 1996 and 1995, and between the years 1995 and 1994, are discussed under "Revenues," "Expenses," and "Other" below.

Revenues

      Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf 1.

      Operating revenues increased in 1996 due to an increase in other operation and maintenance expenses, and increased depreciation, amortization, and decommissioning expenses offset by a decrease in nuclear refueling outage expenses as discussed in "Expenses" below.

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

Expenses

      Operating expenses increased in 1996 due primarily to increases in other operation and maintenance expenses, and depreciation, amortization, and decommissioning expenses. Other operation and maintenance expenses increased primarily because of higher waste disposal costs and medical benefit charges for the year. The increase in decommissioning costs and depreciation rates is reflected in the 1995 System Energy FERC rate increase filing, subject to refund (see
Note 2). These increases were partially offset by a decrease in nuclear refueling outage expenses. The decrease in nuclear outage expenses was primarily due to the effect of deferring the nuclear refueling outage expenses in the fourth quarter of 1996 rather than recognizing those expenses as incurred (see Note 1). Grand Gulf 1 was on-line for 322 days in 1996 as compared with 285 days in 1995. The increase in the on-line days was primarily due to the unit's shorter eighth refueling outage that lasted from October 19, 1996 to November 30, 1996 (41 days), compared to a 68-day outage in 1995, and to a lesser extent, unplanned outages in 1996 totaling 3 days, compared to 12 days for 1995.

                     SYSTEM ENERGY RESOURCES, INC.

            MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


      Operating expenses increased in 1995 due to higher nuclear refueling outage expenses and higher depreciation, amortization, and decommissioning costs, partially offset by lower fuel expenses as a result of the refueling outage. Grand Gulf 1 was on-line for 285 days in 1995 as compared with 345 days in 1994. The difference in the on-line days was primarily due to the unit's seventh refueling outage that lasted from April 15, 1995, to June 21, 1995 (68 days), and, to a lesser extent, unplanned outages in 1995 totaling 12 days, compared to 20 days in 1994. Depreciation, amortization, and decommissioning costs increased due to a $4 million increase in amortization (as a result of the reclassification of $81 million of Grand Gulf 1 costs and the accelerated amortization of the reclassified costs over a ten-year period in accordance with the 1994 FERC Settlement) and $1 million in decommissioning.

Other

      Interest expenses decreased in both 1996 and in 1995 due primarily to the retirement and refinancing of higher-cost long-term debt. In 1995, the decrease in interest expense was partially offset by interest associated with the FERC Settlements refunds (See Note 2). Income taxes increased in both 1996 and 1995 due to higher pretax income.


                SYSTEM ENERGY RESOURCES, INC.
                     STATEMENTS OF INCOME

                                                                        For the Years Ended December 31,
                                                                      1996            1995            1994
                                                                                 (In Thousands)

Operating Revenues                                                  $623,620        $605,639        $474,963
                                                                    --------        --------        --------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                                       43,761          40,262          48,107
     Nuclear refueling outage expenses                                 1,239          24,935               -
     Other operation and maintenance                                 105,453          98,441          96,504
  Depreciation, amortization, and decommissioning                    128,474         100,747          93,861
  Taxes other than income taxes                                       27,654          27,549          26,637
                                                                    --------        --------        --------
        Total                                                        306,581         291,934         265,109
                                                                    --------        --------        --------
Operating Income                                                     317,039         313,705         209,854
                                                                    --------        --------        --------
Other Income:
  Allowance for equity funds used
   during construction                                                 1,122           1,878           1,090
  Miscellaneous - net                                                  5,234           2,492           6,402
                                                                    --------        --------        --------
        Total                                                          6,356           4,370           7,492
                                                                    --------        --------        --------
Interest Charges:
  Interest on long-term debt                                         135,376         143,020         169,248
  Other interest - net                                                 8,344           8,491           7,257
  Allowance for borrowed funds used
   during construction                                                (1,114)         (1,968)         (1,403)
                                                                    --------        --------        --------
        Total                                                        142,606         149,543         175,102
                                                                    --------        --------        --------
Income Before Income Taxes                                           180,789         168,532          42,244

Income Taxes                                                          82,121          75,493          36,837
                                                                    --------        --------        --------
Net Income                                                           $98,668         $93,039          $5,407
                                                                    ========        ========        ========

See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                           STATEMENTS OF CASH FLOWS


                                                                                     For the Years Ended December 31,
                                                                                     1996          1995          1994
                                                                                              (In Thousands)
Operating Activities:
  Net income                                                                        $98,668       $93,039        $5,407
  Noncash items included in net income:
    Depreciation, amortization, and decommissioning                                 128,474       100,747        93,861
    Deferred income taxes and investment tax credits                                 48,975       (45,337)      (30,640)
    Allowance for equity funds used during construction                              (1,122)       (1,878)       (1,090)
  Changes in working capital:
    Receivables                                                                       3,436       (66,433)       48,411
    Accounts payable                                                                    560       (18,955)       35,469
    Taxes accrued                                                                    (4,825)       37,266        14,430
    Interest accrued                                                                 (2,548)       (4,053)       (8,133)
    Other working capital accounts                                                  (13,430)      (21,874)       14,024
  Recoverable income taxes                                                                -             -        92,689
  Decommissioning trust contributions                                               (18,531)       (5,414)       (5,157)
  FERC Settlement - refund obligation                                                (4,009)       (3,540)       60,388
  Provision for estimated losses and reserves                                        46,919         3,167        (2,371)
  Other                                                                               4,290        29,725        19,699
                                                                                   --------       -------      --------
    Net cash flow provided by operating activities                                  286,857        96,460       336,987
                                                                                   --------       -------      --------
Investing Activities:
  Construction expenditures                                                         (29,469)      (21,747)      (20,766)
  Allowance for equity funds used during construction                                 1,122         1,878         1,090
  Nuclear fuel purchases                                                            (44,704)      (51,455)      (26,414)
  Proceeds from sale/leaseback of nuclear fuel                                       43,971        52,188             -
                                                                                   --------       -------      --------
    Net cash flow used in investing activities                                      (29,080)      (19,136)      (46,090)
                                                                                   --------       -------      --------
Financing Activities:
  Proceeds from the issuance of:
    First mortgage bonds                                                            233,656             -        59,410
    Other long-term debt                                                            133,933        73,343             -
  Retirement of:
    First mortgage bonds                                                           (325,101)     (105,000)     (260,000)
    Other long-term debt                                                            (92,700)      (45,320)            -
  Premium and expenses paid on refinancing sale/leaseback bonds                           -             -       (48,436)
  Changes in short-term borrowings - net                                             (2,990)        2,990             -
  Common stock dividends paid                                                      (112,500)      (92,800)     (148,300)
                                                                                   --------       -------      --------
    Net cash flow used in financing activities                                     (165,702)     (166,787)     (397,326)
                                                                                   --------       -------      --------
Net  increase (decrease) in cash and cash equivalents                                92,075       (89,463)     (106,429)

Cash and cash equivalents at beginning of period                                        240        89,703       196,132
                                                                                   --------       -------      --------
Cash and cash equivalents at end of period                                          $92,315          $240       $89,703
                                                                                   ========       =======      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                           $138,483      $147,492      $176,503
    Income taxes (refund)                                                           $36,397       $87,016      ($39,586)
  Noncash investing and financing activities:
    Change in unrealized appreciation (depreciation) of
    decommissioning trust assets                                                       ($70)       $3,061       ($1,515)

See Notes to Financial Statements.

                SYSTEM ENERGY RESOURCES, INC.
                        BALANCE SHEETS
                            ASSETS

                                                                             December 31,
                                                                         1996             1995
                                                                            (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                  $26             $240
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                           41,600                -
        Other                                                          50,689                -
                                                                   ----------       ----------
           Total cash and cash equivalents                             92,315              240
  Accounts receivable:
    Associated companies                                               71,337           72,458
    Other                                                               2,522            4,837
  Materials and supplies - at average cost                             66,302           67,661
  Deferred nuclear refueling outage costs                              24,005                -
  Prepayments and other                                                 4,929           16,050
                                                                   ----------       ----------
           Total                                                      261,410          161,246
                                                                   ----------       ----------
Other Property and Investments:
  Decommissioning trust fund                                           62,223           40,927
                                                                   ----------       ----------
Utility Plant:
  Electric                                                          2,994,445        2,977,303
  Electric plant under leases                                         447,409          444,305
  Construction work in progress                                        41,362           35,946
  Nuclear fuel under capital lease                                     83,558           71,374
                                                                   ----------       ----------
           Total                                                    3,566,774        3,528,928
  Less - accumulated depreciation and amortization                    974,472          861,752
                                                                   ----------       ----------
           Utility plant - net                                      2,592,302        2,667,176
                                                                   ----------       ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                                   264,758          291,181
    Unamortized loss on reacquired debt                                57,785           52,702
    Other regulatory assets                                           207,214          203,731
  Other                                                                15,601           14,049
                                                                   ----------       ----------
           Total                                                      545,358          561,663
                                                                   ----------       ----------
           TOTAL                                                   $3,461,293       $3,431,012
                                                                   ==========       ==========
See Notes to Financial Statements.

                SYSTEM ENERGY RESOURCES, INC.
                        BALANCE SHEETS
                LIABILITIES AND CAPITALIZATION

                                                                            December 31,
                                                                        1996             1995
                                                                          (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                   $10,000         $250,000
  Notes payable - associated companies                                      -            2,990
  Accounts payable:
    Associated companies                                               18,245           17,458
    Other                                                              18,836           19,063
  Taxes accrued                                                        67,823           72,648
  Interest accrued                                                     34,195           36,743
  Obligations under capital leases                                     28,000           28,000
  Other                                                                 2,306            4,211
                                                                   ----------       ----------
           Total                                                      179,405          431,113
                                                                   ----------       ----------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                   624,020          602,182
  Accumulated deferred investment tax credits                         103,647          107,119
  Obligations under capital leases                                     55,558           44,107
  FERC Settlement - refund obligation                                  52,839           56,848
  Other                                                               165,517           94,449
                                                                   ----------       ----------
           Total                                                    1,001,581          904,705
                                                                   ----------       ----------
Long-term debt                                                      1,418,869        1,219,917

Common Shareholder's Equity:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares in 1996 and 1995                                   789,350          789,350
  Paid-in capital                                                           -                7
  Retained earnings                                                    72,088           85,920
                                                                   ----------       ----------
           Total                                                      861,438          875,277
                                                                   ----------       ----------
Commitments and Contingencies (Note 2, 9, and 10)

           TOTAL                                                   $3,461,293       $3,431,012
                                                                   ==========       ==========
See Notes to Financial Statements.

            SYSTEM ENERGY RESOURCES, INC.
           STATEMENTS OF RETAINED EARNINGS

                                                            For the Years Ended December 31,
                                                            1996          1995          1994
                                                                     (In Thousands)
Retained Earnings, January 1                               $85,920       $85,681      $228,574
  Add:
    Net income                                              98,668        93,039         5,407
                                                          --------      --------      --------
        Total                                              184,588       178,720       233,981
  Deduct:                                                 --------      --------      --------
    Dividends declared                                     112,500        92,800       148,300
                                                          --------      --------      --------
Retained Earnings, December 31 (Note 8)                    $72,088       $85,920       $85,681
                                                          ========      ========      ========

See Notes to Financial Statements.

                     SYSTEM ENERGY RESOURCES, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                                1996        1995         1994        1993        1992
                                                   (In Thousands)
Operating revenues          $  623,620   $  605,639   $  474,963  $  650,768  $  723,410
Net income                  $   98,668   $   93,039   $    5,407  $   93,927  $  130,141
Total assets                $3,461,293   $3,431,012   $3,613,359  $3,891,066  $3,672,441
Long-term obligations (1)   $1,474,427   $1,264,024   $1,456,993  $1,536,593  $1,768,299
Electric energy sales
  (Millions of kWh)              8,302        7,212        8,653       7,113       7,354

 (1) Includes  long-term  debt  (excluding  current  maturities)   and
     noncurrent capital lease obligations.

                 ENTERGY CORPORATION AND SUBSIDIARIES

                     NOTES TO FINANCIAL STATEMENTS


NOTE   1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES   (Entergy
Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The accompanying consolidated financial statements include the accounts of Entergy Corporation and its direct subsidiaries: Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, Entergy Services, Entergy Operations, Entergy Power, Entergy Enterprises, Entergy Power Operations Corporation, Entergy S.A., Entergy Power Marketing Corporation, Entergy Power Development Corporation, Entergy Technology Holding Company, Entergy Power Edesur Holding LTD, Entergy Transener S.A., and Entergy Power Development International Corporation. A number of these subsidiaries have additional subsidiaries. CitiPower is a subsidiary of Entergy Power Development International Corporation.

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

Use of Estimates in the Preparation of Financial Statements

      The preparation of Entergy Corporation and its subsidiaries' financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of December 31, 1996 and 1995, and the reported amounts of revenues and expenses during fiscal years 1996, 1995, and 1994. Adjustments to the reported amounts of assets and liabilities may be necessary in the future to the extent that future estimates or actual results are different from the estimates used in 1996 financial statements.

Revenues and Fuel Costs

      Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi generate, transmit, and distribute electricity (primarily to retail customers) in the states of Arkansas, Louisiana, and Mississippi, respectively. Entergy Gulf States generates, transmits, and distributes electricity primarily to retail customers in the States of Texas and Louisiana; distributes gas at retail in the City of Baton Rouge, Louisiana, and vicinity; and also sells steam to a large refinery complex in Baton Rouge. Entergy New Orleans sells both electricity and gas to retail customers in the City of New Orleans (except for Algiers, where Entergy Louisiana is the electricity supplier).

      System Energy's operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1 from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1, plus System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf 1. See Note 2 for a discussion of System Energy's proposed rate increase.

     A portion of Entergy Arkansas' and Entergy Louisiana's purchase of power from Grand Gulf has not been included in the determination of the cost of service to retail customers by the APSC and LPSC, respectively, as described in Note 2.

      The domestic utility companies accrue estimated revenues for energy delivered since the latest billings.

      The domestic utility companies' rate schedules (except Entergy Gulf States' Texas retail rate schedules) include fuel adjustment clauses that allow either current recovery or deferrals of fuel costs until such costs are reflected in the related revenues. Entergy Gulf States' Texas retail rate schedules include a fixed fuel factor approved by the PUCT, which remains in effect until changed as part of a general rate case, fuel reconciliation, or fixed fuel factor filing.

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

      Net electric utility plant in service, by company and functional category, as of December 31, 1996 (excluding owned and leased nuclear fuel, the accumulated provision for decommissioning, and the plant acquisition adjustment related to the Merger), is shown below:

                         Production
                     Nuclear    Other  Transmission   Distribution   Other   Total
                                                          (In Millions)
Entergy Arkansas     $   987  $   390    $  454         $   909     $  121   $ 2,861
Entergy Gulf States    2,357      678       449             764        224     4,472
Entergy Louisiana      2,048      239       331             717         62     3,397
Entergy Mississippi        -      221       289             427         61       998
Entergy New Orleans        -       17        18             161         18       214
System Energy          2,438        -        16               -         14     2,468
Entergy                7,830    1,632     1,703           3,440        611    15,216



     Depreciation is computed on the straight-line basis at rates based on the estimated service lives and costs of removal of the various classes of property. Depreciation rates on average depreciable property are shown below:



              Entergy    Entergy     Entergy     Entergy      Entergy    System
    Entergy  Arkansas  Gulf States  Louisiana  Mississippi  New Orleans  Energy

1996  3.0%     3.2%       2.7%         3.0%        2.4%         3.1%      3.3%
1995  2.9%     3.3%       2.7%         3.0%        2.4%         3.1%      2.9%
1994  3.0%     3.4%       2.7%         3.0%        2.4%         3.1%      3.0%

      AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is only realized in cash through depreciation provisions included in rates.

Jointly-Owned Generating Stations

      Certain Entergy Corporation subsidiaries own undivided interests in several jointly-owned electric generating facilities and record the investments and expenses associated with these generating stations to the extent of their respective ownership interests. As of December 31, 1996, the subsidiaries' investment and accumulated depreciation in each of these generating stations were as follows:

                                                                Total
                                                               Megawatt                            Accumulated
Generating Stations                                Fuel Type  Capability  Ownership    Investment  Depreciation
                                                                                            (In Thousands)

Entergy Arkansas
 Independence                  Unit 1                Coal       836        31.50%       $117,515    $43,646
                               Common Facilities     Coal                  15.75%         29,568      9,921
 White Bluff                   Units 1 and 2         Coal     1,660        57.00%        396,403    166,809
Entergy Gulf States
 River Bend                    Unit 1               Nuclear     936        70.00%      3,103,974    746,440
 Roy S. Nelson                 Unit 6                Coal       550        70.00%        400,221    166,820
 Big Cajun 2                   Unit 3                Coal       540        42.00%        222,957     86,699
Entergy Mississippi -
 Independence                  Units 1 and 2         Coal     1,678        25.00%        224,814     79,934
System Energy -
 Grand Gulf                    Unit 1               Nuclear   1,179        90.00%(1)   3,429,562    974,472
Entergy Power -
 Independence                  Unit 2                Coal       842        21.50%        121,666     40,585

     (1)  Includes an 11.5% leasehold interest - See Note 10

Income Taxes

      Entergy Corporation and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to the subsidiaries in proportion to their contribution to consolidated taxable income. SEC regulations require that no Entergy Corporation subsidiary pay more taxes than it would have paid if a separate income tax return had been filed. In accordance with SFAS 109, "Accounting for Income Taxes", deferred income taxes are recorded for all temporary differences between the book and tax basis of assets and liabilities, and for certain credits available for carryforward.

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

Acquisition Adjustment

      Entergy Corporation, upon completion of the Merger in December 1993, recorded an acquisition adjustment in utility plant in the amount of $380 million, representing the excess of the purchase price over the historical cost of the Entergy Gulf States net assets acquired. During 1994, Entergy recorded an additional $124 million of acquisition adjustment related to the resolution of certain preacquisition contingencies and appropriate allocation of purchase price.

      The acquisition adjustment is being amortized on a straight-line basis over a 31-year period beginning January 1, 1994, which approximates the remaining average book life of the plant acquired as a result of the Merger. As of December 31, 1996, the unamortized balance of the acquisition adjustment was $455 million.

      Entergy's future net cash flows are expected to be sufficient to recover the amortization of both the Merger acquisition adjustment and the cost of the CitiPower license discussed in Note 13.

Reacquired Debt

      The premiums and costs associated with reacquired debt are being amortized over the life of the related new issuances, in accordance with ratemaking treatment.

Cash and Cash Equivalents

      Entergy considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Stock Options - SFAS 123

       The FASB issued SFAS 123, "Accounting for Stock-Based Compensation," in October 1995, to be effective for 1996 financial statements. The provisions of this statement require either (a) adoption for financial reporting purposes; or (b) disclosure of the impact the provisions would have had on financial statements had they been adopted. Entergy has elected the disclosure option. See Note 5 for the disclosures required by SFAS 123.

Continued Application of SFAS 71

     The domestic utility companies and System Energy currently account for the effects of regulation pursuant to SFAS 71, "Accounting for the Effects of Certain Types of Regulation." This statement applies to the financial statements of a rate-regulated enterprise that meets three criteria. The enterprise must have rates that (i) are approved by the regulator; (ii) are cost-based; and (iii) can be charged to and collected from customers. These criteria may also be applied to separable portions of a utility's business, such as the generation or transmission functions, or to specific classes of customers. If an enterprise meets these criteria, it may capitalize costs that would otherwise be charged to expense if the rate actions of its regulator make it probable that those costs will be recovered in future revenue. The amount capitalized is a "regulatory asset." SFAS 71 requires that rate-regulated enterprises assess the probability of recovering their regulatory assets at each balance sheet date. When an enterprise concludes that recovery of a regulatory asset is no longer probable, the regulatory asset must be removed from the entity's balance sheet.

      SFAS 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71", specifies how an enterprise that ceases to meet the criteria for application of SFAS 71 for all or part of its operations should report that event in its financial statements. In general, SFAS 101 requires that the enterprise report the discontinuation of SFAS 71 by eliminating from its balance sheet all regulatory assets and liabilities related to the applicable segment. Additionally, if it is determined that a regulated enterprise is no longer recovering all of its costs and therefore no longer qualifies for SFAS 71 accounting, it is possible that a SFAS 121 impairment (see further discussion below) may exist which could require further write-offs of plant assets.

      As of December 31, 1996, the majority of the domestic utility companies' and System Energy's operations continue to meet each of the criteria required for the use of SFAS 71 and the companies have recorded significant regulatory assets.

      As described in Note 2, during 1996, FERC issued Orders No. 888 and 889 which require utilities to provide open access to their transmission system to promote a more competitive market for wholesale power sales. As also described in Note 2, Entergy Arkansas, Entergy
Gulf States, and Entergy Mississippi have filed transition to competition proposals with their regulators which provide, among other things, for accelerated recovery of certain capitalized costs to provide for an orderly transition to a competitive retail power market. In response to these filings, certain regulatory commissions have begun general proceedings to consider retail competition in their jurisdictions.

      As the plans have only recently been filed with the regulators, and those regulators have generally deferred action on the plans in lieu of their general proceedings on competition, Entergy cannot, at this time, predict the ultimate outcome of these proceedings.
Accordingly, the domestic utility companies and System Energy anticipate that they will continue to meet the criteria for the application of SFAS 71 for the foreseeable future.

Deregulated Operations

      Entergy Gulf States discontinued regulatory accounting principles for its wholesale jurisdiction and its steam department during 1989 and for the Louisiana retail deregulated portion of River Bend in 1991. The results of these deregulated operations (before interest charges) for the years ended December 31, 1996, 1995, and 1994 are as follows:

                                        1996         1995          1994
                                               (In Thousands)

Operating Revenues                    $174,751      $141,171      $138,822
Operating Expenses:
   Fuel, operating, and maintenance    119,784       115,799       116,386
   Depreciation                         31,455        31,129        27,890
                                      ------------------------------------
Total Operating Expenses               151,239       146,928       144,276
Income taxes                             9,598        (6,979)         (249)
                                      ------------------------------------
Net Income (Loss) From Deregulated     $13,914        $1,222       ($5,205)
  Utility Operations                  ====================================



SFAS 121

      In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), which became effective January 1, 1996. This statement describes circumstances that may result in assets (including goodwill such as the Merger acquisition adjustment, discussed above) being impaired. The statement also provides criteria for recognition and measurement of asset impairment. Note 2 describes regulatory assets of $169 million (net of tax) related to Texas retail deferred River Bend operating and carrying costs which were written off upon the adoption of SFAS 121 in the first quarter of 1996.

      Assets which are regulated under traditional cost-of-service ratemaking, and thereby subject to SFAS 71 accounting, are generally not subject to impairment pursuant to SFAS 121, as this form of regulation assures that all allowed costs are subject to recovery. However, certain deregulated assets and other operations of the domestic utility companies totaling approximately $1.6 billion (pre-tax) could be affected by SFAS 121 in the future. Those assets include Entergy Arkansas' and Entergy Louisiana's retained shares of Grand Gulf 1, Entergy Gulf States' Louisiana deregulated asset plan, the Texas jurisdiction abeyed portion of the River Bend plant, and wholesale jurisdiction and steam department operations. Additionally, all of Entergy's investment in other nonregulated businesses is subject to possible impairment pursuant to SFAS 121.

      Entergy periodically reviews these assets and operations whenever events or changes in circumstances indicate that recoverability of these assets is uncertain. Generally, the determination of recoverability is based on the net cash flows expected to result from such operations and assets. Projected net cash flows depend on the future operating costs associated with the assets, the efficiency and availability of the assets and generating units, and the future market and price for energy over the remaining life of the assets. Based on current estimates of future cash flows as prescribed under SFAS 121, management anticipates that future revenues from such assets and operations of Entergy will fully recover all related costs.

Change in Accounting for Nuclear Refueling Outage Costs (Entergy Corporation, Entergy Arkansas, and System Energy)

      In December 1995, at the recommendation of FERC, Entergy Arkansas changed its method of accounting for nuclear refueling outage costs. The change, effective January 1, 1995, results in Entergy Arkansas deferring incremental maintenance costs incurred during an outage and amortizing those costs over the operating period immediately following the nuclear refueling outage, which is the period that the charges are billed to customers. Previously, estimated costs of refueling outages were accrued over the period (generally 18 months) preceding each scheduled outage. The effect of the change for the year ended December 31, 1995, was to decrease net income by $5.1 million (net of income taxes of $3.3 million) or $.02 per share. The cumulative effect of the change was to increase net income $35.4 million (net of income taxes of $22.9 million) or $.15 per share. The pro forma effects of the change in accounting for nuclear refueling outages in 1994, assuming the new method was applied retroactively to that year, would have been to decrease net income $3.2 million (net of income taxes of $2.1 million), or $.01 per share.

      System Energy filed a rate increase request with FERC in May 1995 (see Note 2), which, among other things, proposed a change in the accounting recognition of nuclear refueling outage costs from that of expensing those costs as incurred to the deferral and amortization method described above with respect to Entergy Arkansas. As described in Note 2, the FERC ALJ issued an initial decision in this proceeding in  July  1996, agreeing to the change in recognition of  outage  costs proposed by System Energy. Accordingly, System Energy deferred the refueling outage costs incurred in the fourth quarter of 1996. As of December 31, 1996, System Energy's current assets included $24.0 million in deferred nuclear refueling outage costs which will be amortized over the next fuel cycle (approximately 18 months). Amortization of these costs in the fourth quarter of 1996 amounted to $1.2 million.

      This change will have no impact on the net income of either Entergy or System Energy since System Energy will recover the refueling outage costs from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and these companies will, in turn, recover these costs from their ratepayers.

Financial Instruments

      Derivative instruments have been used by Entergy on a limited basis. Entergy has a policy that financial derivatives are to be used only to mitigate business risks and not for speculative purposes. See Notes 7 and 9 for additional information concerning Entergy's derivative instruments outstanding as of December 31, 1996.

Fair Value Disclosures

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

      Entergy considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. In addition, Entergy does not expect that performance of its obligations will be required in connection with certain off-balance sheet commitments and guarantees considered financial instruments. Due to this factor, and because of the related-party nature of these commitments and guarantees, determination of fair value is not considered practicable. See Notes 5, 7, and 9 for additional disclosure concerning fair value methodologies.


NOTE 2.   RATE AND REGULATORY MATTERS

Merger-Related Rate Agreements (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      In November 1993, Entergy Corporation, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans entered into separate settlement agreements whereby the APSC, MPSC, and Council agreed to withdraw from the SEC proceeding related to the Merger. In return, Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans agreed, among other things, that their retail ratepayers would be protected from (i) increases in the cost of capital resulting from risks associated with the Merger, (ii) recovery of any portion of the acquisition premium or transactional costs associated with the Merger, (iii) certain direct allocations of costs associated with Entergy Gulf States' River Bend nuclear unit, and (iv) any losses of Entergy Gulf States resulting from resolution of litigation in connection with its ownership of River Bend. Entergy Arkansas and Entergy Mississippi agreed not to request any general retail rate increase that would take effect before November 1998, except for, among other things, increases associated with the recovery of certain Grand Gulf 1-related costs, recovery of certain taxes, and catastrophic events, and in the case of Entergy Arkansas, excess capacity costs and costs related to the adoption of SFAS 106 that were previously deferred. Entergy Mississippi agreed that retail base rates under the formula rate plan would not be increased above November 1, 1993 levels for a period of five years beginning November 9, 1993.

      In 1993, the LPSC and the PUCT approved separate regulatory proposals for Entergy Gulf States that include the following elements:
(i) a five-year Rate Cap on Entergy Gulf States' retail electric base rates in the respective states, except for force majeure (defined to include, among other things, war, natural catastrophes, and high inflation); (ii) a provision for passing through to retail customers the jurisdictional portion of the fuel savings created by the Merger; and (iii) a mechanism for tracking nonfuel operation and maintenance savings created by the Merger. The LPSC regulatory plan provides that such nonfuel savings will be shared 60% by shareholders and 40% by ratepayers during the eight years following the Merger. The LPSC plan requires annual regulatory filings by the end of each May through the year 2001. The PUCT regulatory plan provides that such savings will be shared equally by shareholders and ratepayers, except that the shareholders' portion will be reduced by $2.6 million per year on a total company basis in years four through eight. The PUCT plan also requires a series of regulatory filings to ensure that the ratepayers' share of such savings be reflected in rates on a timely basis, the first of which was made in November 1996, as discussed below in Filings with the PUCT and Texas Cities. Subsequent filings are required in November 1998 and in November 2001. In addition, the plan requires Entergy Corporation to hold Entergy Gulf States' Texas retail customers harmless from the effects of the removal by FERC of a 40% cap on the amount of fuel savings Entergy Gulf States may be required to transfer to other domestic utility companies under the FERC tracking mechanism (see below). On January 14, 1994, Entergy Corporation filed a petition for review before the D.C. Circuit seeking review of FERC's deletion of the 40% cap provision in the fuel cost protection mechanism. The matter is currently being held in abeyance.

      FERC approved Entergy Gulf States' inclusion in the System Agreement. Commitments were adopted to provide reasonable assurance that the ratepayers of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans will not be allocated higher costs.

River Bend (Entergy Corporation and Entergy Gulf States)

     In 1988, the PUCT granted Entergy Gulf States a permanent increase in annual revenues of $59.9 million resulting from the inclusion in rate base of approximately $1.6 billion of company-wide River Bend plant investment and approximately $182 million of related Texas retail jurisdiction deferred River Bend costs (Allowed Deferrals). At the same time, the PUCT disallowed as imprudent $63.5 million of company-wide River Bend plant costs and placed in abeyance, with no finding as to prudence, approximately $1.4 billion of company-wide River Bend plant investment and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs (Abeyed Deferrals).

      The PUCT's order has been the subject of several appellate proceedings, culminating in an appeal to the Texas Supreme Court (Supreme Court). On January 31, 1997, the Supreme Court issued an opinion reversing the PUCT's order and remanding the case to the PUCT for further proceedings. The Supreme Court found that the PUCT had prejudiced Gulf States' rights by attempting to defer a ruling on the abeyed plant costs and incorrectly determined the amount of federal income tax expense that should have been allowed in rates. The Supreme Court ruled that the PUCT could choose either to conduct hearings and take further evidence or to decide the case on the original evidence. On February 18, 1997, the Texas Office of Public Utility Counsel filed a motion for rehearing of the Supreme Court's decision, arguing that the Supreme Court's remand should have instructed the PUCT as to how the case should be dealt with on remand. Entergy Gulf States filed a brief in opposition to the motion for rehearing on February 25, 1997. Entergy Gulf States believes that it is unlikely that the Supreme Court will grant the motion for rehearing. No procedural schedule has yet been issued by the PUCT concerning the case on remand.

     As of December 31, 1996, the River Bend plant costs disallowed for retail ratemaking purposes in Texas and the River Bend plant costs held in abeyance totaled (net of taxes and depreciation) approximately $12 million and $266 million, respectively. The Allowed Deferrals were approximately $77 million, net of taxes and amortization, as of December 31, 1996. Entergy Gulf States estimates it has collected approximately $204 million of revenues as of December 31, 1996, as a result of the originally ordered rate treatment by the PUCT of these deferred costs. If recovery of the Allowed Deferrals is not upheld, future refunds could be required and future revenues based upon the Allowed Deferrals could also be lost. However, management believes that it is probable that the Allowed Deferrals will continue to be recovered in rates.

      As a result of the application of SFAS 121, Entergy Gulf States wrote off Abeyed Deferrals of $169 million, net of tax, effective January 1, 1996. In light of the continuing proceedings before the PUCT and the courts (including the January 31, 1997 decision of the Texas Supreme Court), Entergy Gulf States has made no write-offs or reserves for the River Bend plant-related costs. At this time, management and legal counsel are unable to predict the amount of the abeyed and previously disallowed River Bend plant costs that may ultimately be allowed in Entergy Gulf States' Texas retail rates.

      In prior proceedings involving other utilities, the PUCT has held that the original cost of nuclear power plants will be recoverable in electric rates to the extent those costs were prudently incurred. Entergy Gulf States has previously filed with the PUCT a cost reconciliation study prepared by Sandlin Associates, management consultants with expertise in the cost analysis of nuclear power plants, which supports the reasonableness of the River Bend costs held in abeyance by the PUCT. This reconciliation study determined that approximately 82% of the River Bend cost increase above the amount included by the PUCT in rate base was a result of changes in federal nuclear safety requirements, and provided other support for the remainder of the abeyed amounts. In particular, there have been four other rate proceedings in Texas involving nuclear power plants. Disallowed investment in the plants ranged from 0% to 15%. Each case was unique, and the disallowances in each were made for different reasons. Appeals of two of these PUCT decisions are currently pending. Based upon the PUCT's prior decisions, management believes that River Bend construction costs were prudently incurred and that it is reasonably possible that it will recover through rates, or otherwise through means such as a deregulated asset plan, all or substantially all of the abeyed River Bend plant costs. In the event of an adverse ruling in this case, a net of tax write-off, as of December 31, 1996, of up to $278 million could be required.

Retail Rate Proceedings

Filings with the APSC  (Entergy Corporation and Entergy Arkansas)

      In October 1996, Entergy Arkansas filed a proposal with the APSC designed to achieve an orderly transition to retail electric competition in Arkansas. The proposal includes a rate decrease totaling $123 million over a three year period beginning in mid-1997 and provides for a universal service charge for customers that remain connected to Entergy Arkansas' electric facilities but choose to purchase their electricity from another source. Although these proposals allow for the complete recovery of the remaining plant investment associated with ANO 1, ANO 2, and Entergy Arkansas' portion of Grand Gulf 1 (excluding the portion retained - see below) as of December 31, 1996, over a seven year period, the NRC operating licenses for these plants permit continued operation until the years 2014, 2018, and 2022, respectively.

Filings  with  the  PUCT  and Texas Cities   (Entergy  Corporation  and
Entergy Gulf States)

      In March 1994, the Texas Office of Public Utility Counsel and certain cities served by Entergy Gulf States instituted an investigation of the reasonableness of Entergy Gulf States' rates. On March 20, 1995, the PUCT ordered a retroactive rate reduction, which was amended, reducing the $52.9 million annual base rate reduction to an annual level of $36.5 million. The PUCT's action was based, in part, upon a Texas Supreme Court decision not to require a utility to use the prospective tax benefits generated by disallowed expenses to reduce rates. The May 26, 1995 amended order no longer required Entergy Gulf States to pass such prospective tax benefits on to its customers. The rate refund ordered by the PUCT in its March 20, 1995 order, retroactive to March 31, 1994, was approximately $61.8 million (including interest) and was refunded to customers in September, October, and November 1995. Entergy Gulf States and other parties have appealed the PUCT order, but no assurance can be given as to the timing or outcome of the appeal.

      In December 1995, Entergy Gulf States filed a petition with the PUCT for reconciliation of fuel and purchased power expenses for the period January 1, 1994, through June 30, 1995. Entergy Gulf States believes that there was an under-recovered fuel balance, including interest, of $22.4 million as of June 1995. Hearings were concluded in October 1996, and on December 18, 1996, the ALJ issued his recommendation which included recovery of approximately $20 million of the under-recovered fuel balance. A final decision by the PUCT is expected in March 1997.

     In accordance with the Merger agreement, Entergy Gulf States filed a rate proceeding with the PUCT in November 1996. In April 1996, certain cities served by Entergy Gulf States (Cities) instituted investigations of the reasonableness of Entergy Gulf States' rates. In May 1996, the Cities agreed to forego their investigation based on the assurance that any rate decrease ordered in the November 1996 filing will be retroactive to June 1, 1996, and will accrue interest until refunded. The agreement further provides that no base rate increase will be retroactive. Included in the November 1996 filing was a proposal to achieve an orderly transition to retail electric competition in Texas, similar to the filing described below that Entergy Gulf States made with the LPSC. This filing with the PUCT will be litigated in four phases as follows: (i) fuel factor/fuel reconciliation phase, of which Entergy Gulf States believes there was an under-recovered fuel balance of $41.4 million, including interest, for the period July 1, 1995 through June 30, 1996; (ii) revenue requirement phase; (iii) cost allocation/rate design phase; and (iv) competitive issues phase. Hearings on these matters are scheduled to begin in April 1997. No assurance can be given as to the outcome of these hearings.

Filings with the LPSC

(Entergy Corporation and Entergy Gulf States)

Annual Earnings Reviews

      In May 1994, Entergy Gulf States filed a required earnings analysis with the LPSC for the test year preceding the Merger (1993). On December 14, 1994, the LPSC ordered a $12.7 million annual rate reduction for Entergy Gulf States, effective January 1995. Entergy Gulf States received a preliminary injunction from the District Court regarding $8.3 million of the reduction relating to the earnings effect of a 1994 change in accounting for unbilled revenues. On January 1, 1995, Entergy Gulf States reduced rates by $4.4 million. Entergy Gulf States filed an appeal of the entire $12.7 million rate reduction with the District Court, which denied the appeal in July 1995. Entergy Gulf States appealed the order to the Louisiana Supreme Court. The preliminary injunction relating to $8.3 million of the reduction remained in effect during the appeal. On July 2, 1996, the Louisiana Supreme Court ruled on the appeal. The Court found that the LPSC ruled incorrectly on the treatment of the initial balance of unbilled revenues and the revenue annualization adjustment. As a result, Entergy Gulf States will not be required to refund the $8.3 million. The case was remanded to the LPSC for further proceedings related to the revenue annualization adjustment, but as a result of a subsequent rate adjustment pursuant to the third required post-Merger earnings analysis discussed below, the remand was moot.

      On May 31, 1995, Entergy Gulf States filed its second required post-Merger earnings analysis with the LPSC. Hearings on this review were held in December 1995. On October 4, 1996, the LPSC issued an order requiring a $33.3 million annual base rate reduction and a $9.6 million refund. One component of the rate reduction removes from base rates approximately $13.4 million annually of costs that will be recovered in the future through the fuel adjustment clause. On October 23, 1996, Entergy Gulf States appealed and obtained an injunction to stay this order, except insofar as the order requires the $13.4 million reduction, which Entergy Gulf States implemented in November 1996. In addition, the LPSC order provides for the recovery of $6.8 million annually related to certain gas transportation and storage facilities costs. Pursuant to the October 1996 LPSC Settlement, this amount was brought forward to $8.1 million (see "LPSC Fuel Cost Review" below). This amount will be applied as an offset against whatever refund, if any, may be required by a final judgment in Entergy Gulf States' appeal of the second post-Merger earnings review order.

     On May 31, 1996, Entergy Gulf States filed its third required post-Merger earnings analysis with the LPSC. Based on this earnings filing, on June 1, 1996, Entergy Gulf States implemented a $5.3 million annual rate reduction. Hearings on this filing concluded in February 1997. An additional rate reduction may be required upon the issuance by the LPSC of a final rate order.

LPSC Fuel Cost Review

      In November 1993, the LPSC ordered a review of Entergy Gulf States' fuel costs for the period October 1988 through September 1991 (Phase 1) based on the number of outages at River Bend and the findings in the June 1993 PUCT fuel reconciliation case. In July 1994, the LPSC ruled in the Phase 1 fuel review case and ordered Entergy Gulf States to refund approximately $27.5 million to its customers. Under the order, a refund of $13.1 million was made through a billing credit on August 1994 bills. In August 1994, Entergy Gulf States appealed the remaining $14.4 million of the LPSC-ordered refund to the District Court and obtained an injunction with respect to that portion of the refund. On April 15, 1996, the appropriate state District Court affirmed the LPSC decision. Entergy Gulf States has appealed this decision to the Louisiana Supreme Court. In October 1996, Entergy Gulf States reached a settlement with the LPSC on one of the issues presented in this appeal, resulting in a refund to ratepayers of $5.7 million plus interest. See "October 1996 LPSC Settlement" below. In February 1997, the Louisiana Supreme Court rendered a decision on the remaining $8.7 million, affirming the LPSC's order insofar as it requires a refund of $8.2 million plus interst, which Entergy Gulf States will record in 1997, and reversing the LPSC's order insofar as it would have required an additional $0.5 million refund.

      In September 1996, the LPSC completed the second phase of its review of Entergy Gulf States' fuel costs, which covered the period October 1991 through December 1994 (Phase II). On October 7, 1996, the LPSC issued an order requiring a $34.2 million refund. The ordered refund includes a disallowance of $14.3 million of capital costs (including interest) related to certain gas transportation and storage facilities, which were recovered through the fuel clause, and which have been refunded pursuant to the October 1996 LPSC Settlement. Entergy Gulf States will be permitted to recover these costs in the future through base rates. On October 23, 1996, Entergy Gulf States appealed and received an injunction to stay this order, except insofar as the order requires the $14.3 million refund. See "October 1996 LPSC Settlement" below.

October 1996 LPSC Settlement

      In October 1996, Entergy Gulf States and the LPSC reached an agreement whereby Entergy Gulf States agreed to (i) refund certain capital costs related to gas transportation and storage facilities that were at issue in the Phase I and Phase II fuel cost reviews and (ii) refund similar costs recovered subsequent to the Phase II fuel cost review. This resulted in a total refund to customers of approximately $32.1 million, including interest. In the future, Entergy Gulf States will be permitted to recover through base rates the capital costs related to such gas transportation and storage facilities. As a part of the settlement, which covered post-Phase II costs of such facilities in addition to the costs addressed by the LPSC's order for the second post-Merger earnings analysis, Entergy Gulf States will be permitted to recover through base rates $1.3 million annually in addition to the $6.8 million annual recovery provided in the order, for a total annual base rate recovery of $8.1 million. The settlement provides that this amount will be applied as an offset against whatever refund, if any, may be required by a final judgment in Entergy Gulf States' appeal of the second post-Merger earnings review order.

(Entergy Corporation, Entergy Gulf States, and Entergy Louisiana)

      In October 1996, Entergy Gulf States and Entergy Louisiana filed proposals with the LPSC designed to achieve an orderly transition to retail electric competition in Louisiana, while protecting certain classes of ratepayers from possibly unfairly bearing the burden of cost shifting. The proposals do not increase rates for any customer class. However, these proposals do provide for a universal service charge for customers that remain connected to Entergy Gulf States' or Entergy Louisiana's electric facilities but choose to purchase their electricity from another source. In addition, the proposals include a base rate freeze, which would be put into effect for seven years in the Louisiana areas serviced by Entergy Gulf States and Entergy Louisiana. Although these proposals allow for the complete recovery of the remaining plant investment associated with River Bend, Waterford 3, and Entergy Louisiana's portion of Grand Gulf 1 (excluding the portion retained - see below) as of December 31, 1996, over a seven year period, the NRC operating licenses for these plants permit continued operation until the years 2025, 2024, and 2022, respectively.

      In February 1997, the LPSC identified certain issues embodied in the Entergy Gulf States and Entergy Louisiana proposals that will be included in those companies' annual rate filings expected to be made on May 31, 1997 and April 15, 1997, respectively, and other issues that now will be included in an ongoing generic regulatory proceeding examining electric industry restructuring.

(Entergy Corporation and Entergy Louisiana)

      On June 2, 1995, as a result of a review of the earnings of Entergy Louisiana, a $49.4 million reduction in base rates was ordered. In the same order, the LPSC adopted for Entergy Louisiana a performance-based formula rate plan. The formula rate plan provides a financial incentive to reduce costs while maintaining high levels of customer satisfaction and system reliability. The plan allows Entergy Louisiana the opportunity to earn a higher rate of return if it improves performance over time. Conversely, if performance declines, the rate of return Entergy Louisiana could earn is lowered. On June 9, 1995, Entergy Louisiana appealed the rate reduction and sought injunctive
relief  from  implementation of $14.7 million of  the  reduction.   The
$14.7 million portion of the rate reduction represents revenue imputed to Entergy Louisiana as a result of the LPSC's conclusion that the rates charged to three industrial customers were unreasonably low. Subsequently, a request for a $14.7 million rate increase was filed by Entergy Louisiana. On July 13, 1995, Entergy Louisiana was granted a preliminary injunction by the District Court enjoining $14.7 million of the rate reduction pending a final decision on appeal. In an order issued on January 31, 1996, the LPSC approved a settlement reducing the $14.7 million portion of the rate reduction to $12.35 million. Refunds issued pursuant to this settlement had the effect of implementing the rate reduction effective April 27, 1995, and were made in the months of January and February 1996. The refunds and related interest resulting from the settlement amounted to $8.9 million. The District Court case discussed above was dismissed as part of the settlement.

      On April 15, 1996, Entergy Louisiana made its first annual performance-based formula rate plan filing based on the 1995 test year. On June 19, 1996, the LPSC approved a $12 million annual reduction in base rates effective July 1, 1996. This reduction was based upon the
1995 test year results under the formula rate plan and reflected the expiration of the Waterford 3 phase-in plan discussed below, which was partially offset by the recovery of the property taxes on Waterford 3 and the related deferral discussed below. Subsequently, additional issues were resolved by means of a settlement conference, increasing the base rate reduction from $12 million to $16.5 million. Hearings have been conducted to review Entergy Louisiana's allowed return on equity and to address certain other disputed issues. This may result in an additional rate reduction which would be prospective only. The LPSC's ruling is expected in the second quarter of 1997.

      The property tax exemption for Waterford 3 ended in December 1995 and Entergy Louisiana was required to pay $19.3 million in property taxes to St. Charles Parish for the 1996 tax year. In a March 1996 LPSC order, Entergy Louisiana was permitted to defer the rate recovery of these taxes for the period January 1996 through June 1996. The order allowed for the recovery of the property tax beginning in July 1996, and also for the recovery, from July 1996 through June 1997, of the related deferral. In addition, Entergy Louisiana's phase-in plan for Waterford 3 will expire in June 1997. Entergy Louisiana is recovering deferred costs annually of approximately $28.4 million.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

      On March 15, 1996, Entergy Mississippi filed its annual earnings review with the MPSC under its formula rate plan for the 1995 test year. On April 18, 1996, the MPSC issued an order approving and adopting a joint stipulation and placing the prospective rate reduction of $5.9 million into effect on May 1, 1996.

      Entergy Mississippi has initiated discussions with the MPSC regarding an orderly transition to a more competitive market for electricity. In August 1996, Entergy Mississippi filed a proposal with the MPSC for a rate rider to assure recovery of all Grand Gulf costs incurred to serve customers. The rider would maintain current rates for electric service provided by Entergy Mississippi and would apply to customers within Entergy Mississippi's service area who obtain electricity in the future from a source other than Entergy Mississippi. Entergy Mississippi designed this rider to assure that commitments made under the current system of regulation are honored and that cost burdens are not unfairly transferred from departing customers to those who remain on the Entergy Mississippi system. On August 22, 1996, the MPSC remanded this proposal and established a generic docket to consider competition for retail electric service.

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

     On October 31, 1996, Entergy New Orleans filed with the Council an analysis of its earnings for the test year ended September 30, 1996. Based upon this earnings review, the Council ordered a refund of $18.4 million which is being credited to customers over a 12 month period which began in February 1997.

      On December 19, 1996, the Council ordered an increase in Entergy New Orleans' franchise fee from 2.5% to 5% of gross revenues. The increase in the 1997 franchise fee is estimated to be $12 million. The franchise fee is collected by Entergy New Orleans as a separate line item on customer bills and is not a component of base rates.

      In January 1997, Entergy New Orleans unilaterally proposed to the Council to reduce rates by annual amounts of $15 million. This offer was accepted by the Council and, effective February 1, 1997, Entergy New Orleans implemented this base rate reduction.

      The Council issued a resolution in February 1997 indicating that it will conduct an investigation of the justness and reasonableness of Entergy New Orleans' allowed rate of return, base rates, and adjustment clauses. The Council contemplates a bifurcated review and has established hearing dates in April 1997 on the issue of rate of return. The Council also directed Entergy New Orleans to make a cost of service and revenue requirement filing on May 1, 1997. A procedural schedule has not been set with respect to these other issues.

     Pursuant to a settlement reached in February 1997 with the Council as to Entergy New Orleans' deferred integrated resource planning expenses, the Council has conditionally allowed Entergy New Orleans to begin recovering $5 million, subject to a hearing to determine the prudence of such expenses. Entergy New Orleans has agreed not to seek recovery of the remaining $6.8 million of expenses incurred.

Deregulated Asset Plan  (Entergy Corporation and Entergy Gulf States)

      A deregulated asset plan representing an unregulated portion (approximately 25%) of River Bend (plant costs, generation, revenues, and expenses) was established pursuant to a January 1992 LPSC order. The plan allows Entergy Gulf States to sell such generation to Louisiana retail customers at 4.6 cents per kWh or off-system at higher prices, with certain provisions for sharing such incremental revenue above 4.6 cents per kWh between ratepayers and shareholders.

River Bend Cost Deferrals  (Entergy Corporation and Entergy Gulf
   States)

      Entergy Gulf States deferred approximately $369 million of River Bend operating and purchased power costs, depreciation, and accrued
carrying   charges,   pursuant  to  a  1986  PUCT   accounting   order.
Approximately $182 million of these costs are being amortized over a 20-year period, and the remaining $187 million was written off in the first quarter of 1996 in accordance with SFAS 121, as discussed above. As of December 31, 1996, the unamortized balance of the remaining costs was $117 million. Entergy Gulf States deferred approximately $400.4 million of similar costs pursuant to a 1986 LPSC accounting order, of which approximately $40 million was unamortized as of December 31, 1996, and is being amortized over a 10-year period ending in February 1998.

      In accordance with a phase-in plan approved by the LPSC, Entergy Gulf States deferred $294 million of its River Bend costs related to the period February 1988 through February 1991. Entergy Gulf States has amortized $225 million through December 31, 1996. The remainder of $69 million will be recovered in 1997 and early 1998.

Grand Gulf 1 and Waterford 3 Deferrals

(Entergy Corporation and Entergy Arkansas)

      Under the settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas agreed to retain a portion of its Grand Gulf l-related costs, recover a portion of such costs currently, and defer a portion of such costs for future recovery. In 1996 and subsequent years, Entergy Arkansas retains 22% of its 36% interest in Grand Gulf 1 costs and recovers the remaining 78%. The deferrals ceased in l990, and Entergy Arkansas is recovering a portion of the previously deferred costs each year through 1998. As of December 31, l996, the balance of deferred costs was $228 million. Entergy Arkansas is permitted to recover on a current basis the incremental costs of financing the unrecovered deferrals. In the event Entergy Arkansas is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided energy cost, which is currently less than Entergy Arkansas' cost of energy from its retained share.

(Entergy Corporation and Entergy Louisiana)

      In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted rate relief with respect to costs associated with Waterford 3 and Entergy Louisiana's share of capacity and energy from Grand Gulf l, subject to certain terms and conditions. With respect to Waterford 3, Entergy Louisiana was granted an increase aggregating $170.9 million over the period 1985-1988, and agreed to permanently absorb, and not recover from retail ratepayers, $284 million of its investment in the unit and to defer $266 million of its costs related to the years 1985-1988 to be recovered from April 1988 through June 1997.

      With respect to Grand Gulf l, in November 1988, Entergy Louisiana agreed to retain and not recover from retail ratepayers, 18% of its 14% share (approximately 2.52%) of the costs of Grand Gulf l capacity and energy. Entergy Louisiana is allowed to recover through the fuel adjustment clause 4.6 cents per kWh for the energy related to its retained portion of these costs. Alternatively, Entergy Louisiana may sell such energy to nonaffiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC's approval.

(Entergy Corporation and Entergy Mississippi)

      Entergy Mississippi entered into a plan with the MPSC that provides, among other things, for the recovery by Entergy Mississippi, in equal annual installments over ten years beginning October 1, 1988, of all Grand Gulf 1-related costs deferred through September 30, 1988, pursuant to a final order by the MPSC. Additionally, the plan provides that Entergy Mississippi defer, in decreasing amounts, a portion of its Grand Gulf 1-related costs over four years beginning October 1, 1988. These deferrals are being recovered by Entergy Mississippi over a six-year period beginning in October 1992 and ending in September 1998. As of December 31, 1996, the uncollected balance of Entergy Mississippi's deferred costs was approximately $247 million. The plan also allows for the current recovery of carrying charges on all deferred amounts.

(Entergy Corporation and Entergy New Orleans)

      Under Entergy New Orleans' various rate settlements with the Council in 1986, 1988, and 1991, Entergy New Orleans agreed to absorb and not recover from ratepayers a total of $96.2 million of its Grand Gulf 1 costs. Entergy New Orleans was permitted to implement annual rate increases in decreasing amounts each year through 1995, and to defer certain costs and related carrying charges for recovery on a schedule extending from 1991 through 2001. As of December 31, 1996, the uncollected balance of Entergy New Orleans' deferred costs was $136 million.

February  1994  Ice Storm/Rate Rider (Entergy Corporation  and  Entergy
Mississippi)

       A February 1994 ice storm left more than 80,000 Entergy Mississippi customers without electric power across the service area. Damage to transmission and distribution lines, equipment, poles, and facilities totaled approximately $77.2 million, with $64.6 million of these amounts capitalized as plant-related costs. The remaining balances were recorded as a deferred debit.

      Subsequent to a request by Entergy Mississippi for rate recovery, the MPSC approved a stipulation in September 1994 with respect to the recovery of ice storm costs recorded through April 30, 1994. Under the stipulation, Entergy Mississippi implemented an ice storm rate rider, which increased rates approximately $8 million for a period of five years beginning on September 29, 1994. At the end of the five-year period, the revenue requirement associated with the undepreciated ice storm capitalized costs will be included in Entergy Mississippi's base rates to the extent that this revenue requirement does not result in Entergy Mississippi's rate of return on rate base being above the benchmark rate of return under Entergy Mississippi's formula rate plan. The MPSC approved a second stipulation in September 1995 which allows for a $2.5 million rate increase for a period of four years beginning September 28, 1995, to recover costs related to the ice storm that were recorded after April 30, 1994. The stipulation also allows for undepreciated ice storm capital costs recorded after April 30, 1994, to be treated as described above.

Proposed Rate Increase

(System Energy)

      System Energy filed an application with FERC on May 12, 1995, for a $65.5 million rate increase. The request seeks changes to System Energy's rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation rate, and the rate of return on common equity. The request also includes a proposed change in the accounting recognition of nuclear refueling outage costs from that of expensing those costs as incurred to the deferral and amortization method described in Note 1 with respect to Entergy Arkansas. On December 12, 1995, System Energy implemented a $65.5 million rate increase, subject to refund. Management has decided to record a reserve for a portion of the rate increase. Hearings on
System Energy's request began in January 1996 and were completed in February 1996. On July 11, 1996, the ALJ issued an initial decision in this proceeding that agreed with certain of System Energy's proposals, including the change in accounting for nuclear refueling outage costs, while rejecting a proposed increase in return on common equity and recommending a slight decrease. The ALJ also rejected the proposed change in the decommissioning cost methodology. The decision of the ALJ is preliminary and may be modified in the final decision from FERC which is expected in the first quarter of 1997. Management is unable to predict the final outcome of the rate increase request or the amount of any refunds in excess of reserves that may be required.

(Entergy Mississippi)

      Entergy Mississippi's allocation of the proposed System Energy wholesale rate increase is $21.6 million. In July 1995, Entergy Mississippi filed a schedule with the MPSC that will defer the ultimate amount of the System Energy rate increase. The deferral plan, which was approved by the MPSC, began in December 1995, the effective date of the System Energy rate increase, and will end after the issuance of a final order by FERC. The deferred rate increase is to be amortized over 48 months beginning October 1998.

(Entergy New Orleans)

      Entergy New Orleans' allocation of the proposed System Energy wholesale rate increase is $9.6 million. In February 1996, Entergy New Orleans filed a plan with the City to defer 50% of the amount of the System Energy rate increase. The deferral began in February 1996 and will end after the issuance of a final order by FERC.

FERC Settlement (Entergy Corporation and System Energy)

      In November 1994, FERC approved an agreement settling a long-standing dispute involving income tax allocation procedures of System Energy. In accordance with the agreement, System Energy refunded approximately $61.7 million to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, each of which in turn has made refunds or credits to its customers (except for those portions attributable to Entergy Arkansas' and Entergy Louisiana's retained share of Grand Gulf 1 costs). Additionally, System Energy will refund a total of approximately $62 million, plus interest, to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans over the period through June 2004. The settlement also required the write-off of certain related unamortized balances of deferred investment tax credits by Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. The settlement reduced Entergy Corporation's consolidated net income for the year ended December 31, 1994, by approximately $68.2 million, offset by the write-off of the unamortized balances of related deferred investment tax credits of approximately $69.4 million ($2.9 million for Entergy Corporation; $27.3 million for Entergy Arkansas; $31.5 million for Entergy Louisiana; $6 million for Entergy Mississippi; and $1.7 million for Entergy New Orleans). System Energy also reclassified from utility plant to other deferred debits approximately $81 million of other Grand Gulf 1 costs. Although such costs are excluded from rate base, System Energy is recovering them over a 10-year period. Interest on the $62 million refund and the loss of the return on the $81 million of other Grand Gulf 1 costs will reduce Entergy's and System Energy's net income by approximately $10 million annually over the next 8 years.


NOTE 3.   INCOME TAXES

      Entergy Corporation's and its subsidiaries' income tax expenses for 1996, 1995, and 1994 consist of the following (in thousands):

       1996                                Entergy     Entergy     Entergy     Entergy      Entergy     System
                                 Entergy   Arkansas  Gulf States  Louisiana  Mississippi  New Orleans   Energy
Current:
  Federal                        $272,036  $108,583    $    510   $ 78,629    $ 64,358       $ 23,860  $ 19,637
  State                            72,204    21,888         201     21,122       9,635          4,631    13,508
                                 ------------------------------------------------------------------------------
    Total                         344,240   130,471         711     99,751      73,993         28,491    33,145
Deferred -- net                   100,572   (41,261)    106,715     24,656     (29,390)       (11,587)   52,447
Investment tax credit
   adjustments -- net             (23,653)   (4,766)     (5,335)    (5,847)     (3,497)          (687)   (3,471)
                                 ------------------------------------------------------------------------------
   Recorded income tax expense   $421,159  $ 84,444    $102,091   $118,560    $ 41,106       $ 16,217  $ 82,121
                                 ==============================================================================

       1995                                Entergy     Entergy     Entergy     Entergy      Entergy     System
                                 Entergy   Arkansas  Gulf States  Louisiana  Mississippi  New Orleans   Energy
Current:
  Federal                        $306,910  $ 87,937    $     13   $ 93,670    $ 62,436       $ 19,071  $108,920
  State                            60,278    18,027           -     20,994       9,215          3,394    11,910
                                 ------------------------------------------------------------------------------
    Total                         367,188   105,964          13    114,664      71,651         22,465   120,830
Deferred -- net                    13,333    (5,363)     67,703      8,148     (35,224)        (1,364)  (41,871)
Investment tax credit
   adjustments -- net             (21,478)   (5,658)     (4,472)    (5,698)     (1,550)          (634)   (3,466)
                                 ------------------------------------------------------------------------------
   Recorded income tax expense   $359,043  $ 94,943    $ 63,244   $117,114    $ 34,877       $ 20,467  $ 75,493
                                 ==============================================================================
   Charged to cummulative effect $ 22,861  $ 22,861    $      -   $      -    $      -       $      -  $      -
                                 ==============================================================================

       1994                                Entergy     Entergy     Entergy     Entergy      Entergy     System
                                 Entergy   Arkansas  Gulf States  Louisiana  Mississippi  New Orleans   Energy
Current:
  Federal                        $227,046  $ 64,238    $     71   $ 68,891    $ 39,505       $ 19,557  $ 54,295
  State                            50,300    19,062          14     10,369       7,379          3,049    13,182
                                 ------------------------------------------------------------------------------
    Total                         277,346    83,300          85     79,260      46,884         22,606    67,477
Deferred -- net                   (54,429)  (17,939)    (57,911)    21,580     (26,763)       (15,674)  (27,375)
Investment tax credit
   adjustments -- net             (24,739)   (8,814)     (4,260)    (6,048)     (1,673)          (681)   (3,265)
Investment tax credit
   amortization -FERC
   Settlement                     (66,454)  (27,327)          -    (31,504)     (5,973)        (1,651)        -
                                 ------------------------------------------------------------------------------
   Recorded income tax expense   $131,724  $ 29,220    $(62,086)  $ 63,288    $ 12,475       $  4,600  $ 36,837
                                 ==============================================================================


      Entergy Corporation's and its subsidiaries' total income taxes differ from the amounts computed by applying the statutory federal
income  tax  rate  to  income  before  taxes.   The  reasons  for   the
differences for the years 1996, 1995, and 1994 are (amounts in thousands):

                                                 Entergy     Entergy     Entergy     Entergy      Entergy      System
               1996                   Entergy   Arkansas   Gulf States  Louisiana  Mississippi  New Orleans    Energy
Computed at statutory rate (35%)      $319,103    $84,785      $34,371   $108,262      $42,111      $15,048     $63,626
Increases (reductions) in tax
      resulting from:
    State income taxes net of
        federal income tax effect       54,801     10,796       19,389     11,535        4,188        1,449       7,444
    Depreciation                        15,829     (2,102)      (6,305)     6,722        1,604          402      15,508
    Rate deferrals - net                 1,973      1,115        5,537     (1,829)      (3,430)         580           -
    Amortization of investment
        tax credits                    (20,349)    (4,608)      (4,380)    (5,664)      (1,582)        (635)     (3,480)
    Flow-through/permanent
        differences                      1,059       (845)       2,792       (449)        (275)        (164)          -
    SFAS 121 write-off                  48,265          -       48,265          -            -            -           -
    Other -- net                           478     (4,697)       2,422        (17)      (1,510)        (463)       (977)
                                      ---------------------------------------------------------------------------------
      Total income taxes              $421,159    $84,444     $102,091   $118,560      $41,106      $16,217     $82,121
                                      =================================================================================
Effective Income Tax Rate                46.2%      34.4%       105.5%      37.6%        34.2%        37.7%       45.4%

                                                 Entergy      Entergy      Entergy       Entergy       Entergy       System
              1995                   Entergy    Arkansas    Gulf States   Louisiana    Mississippi   New Orleans     Energy
Computed at statutory rate (35%)      $334,944     $93,458       $65,157     $111,528       $36,240        $19,198     $58,986
Increases (reductions) in tax
      resulting from:
    State income taxes net of
        federal income tax effect       42,599      11,551         8,375       11,532         3,344          1,971       7,036
    Depreciation                         1,670      (1,510)      (13,073)       2,693           739           (661)     13,482
    Rate deferrals - net                 1,699         975         6,240       (2,626)       (3,465)           575           -
    Amortization of investment
        tax credits                    (20,549)     (5,658)       (4,475)      (5,711)       (1,548)          (634)     (3,480)
    Other -- net                        (1,320)     (3,873)        1,020         (302)         (433)            18        (531)
                                      ----------------------------------------------------------------------------------------
      Total income taxes              $359,043     $94,943       $63,244     $117,114       $34,877        $20,467     $75,493
                                      ========================================================================================
Effective Income Tax Rate                37.5%       35.5%         34.0%        36.7%         33.7%          37.3%       44.8%

                                                       Entergy     Entergy     Entergy       Entergy      Entergy     System
                 1994                      Entergy    Arkansas   Gulf States  Louisiana    Mississippi  New Orleans   Energy
Computed at statutory rate (35%)            $194,448     $60,017    ($50,694)      $96,994       $21,438      $6,234    $14,785
Increases (reductions) in tax
      resulting from:
    State income taxes net of
        federal income tax effect             13,766       7,821      (6,571)        5,147         2,465         456      7,565
    Depreciation                               9,995        (921)     (8,188)        3,219         1,930        (586)    14,541
    Rate deferrals - net                       1,435         729       6,551        (2,749)       (3,810)        714          -
   Amortization of investment
        tax credits                          (27,337)    (10,220)     (4,472)       (6,305)       (1,674)       (681)    (3,476)
   Amortization of investment
        tax credits - FERC Settlement        (66,454)    (27,327)          -       (31,504)       (5,973)     (1,651)         -
   Adjustment of prior year taxes              9,425        (208)     (2,460)            -        (1,954)       (423)     2,947
    Other -- net                              (3,554)       (671)      3,748        (1,514)           53         537        475
                                            -----------------------------------------------------------------------------------
      Total income taxes                    $131,724     $29,220    ($62,086)      $63,288       $12,475      $4,600    $36,837
                                            ===================================================================================
Effective Income Tax Rate                      23.7%       17.1%       42.9%        22.9%         20.4%       25.9%       87.2%


       Significant   components  of  Entergy  Corporation's   and   its
subsidiaries' net deferred tax liabilities as of December 31, 1996 and 1995, are as follows (in thousands):

                   1996                                  Entergy      Entergy     Entergy      Entergy      Entergy      System
                                            Entergy      Arkansas   Gulf States  Louisiana    Mississippi New Orleans    Energy
Deferred Tax Liabilities:
    Net regulatory assets/(liabilities)   ($1,406,921)   ($287,217)   ($434,380)   ($349,667)    ($21,537)     ($9,717)  ($304,403)
    Plant-related basis differences        (2,986,993)    (476,364)  (1,016,616)    (716,974)    (185,038)     (50,435)   (512,519)
    Rate deferrals                           (322,530)     (84,826)     (68,282)      (2,839)    (113,669)     (52,914)          -
    Other                                    (143,792)     (59,592)      (9,243)     (31,433)      (7,604)      (6,193)    (24,917)
                                          ----------------------------------------------------------------------------------------
        Total                             ($4,860,236)   ($907,999) ($1,528,521) ($1,100,913)   ($327,848)   ($119,259)  ($841,839)
                                          ========================================================================================

Deferred Tax Assets:
    Accumulated deferred investment
        tax credit                             210,879       42,450      61,563       53,831        9,724        3,666      39,645
    Investment tax credit carryforwards        138,779            -     138,779            -            -            -           -
    NOL carryforwards                           24,990            -      24,990            -            -            -           -
    Alternative minimum tax credit              40,658            -      40,658            -            -            -           -
    Sale and leaseback                         233,823            -           -      108,390            -            -     125,433
    Removal cost                               102,268            -      27,391       61,716        2,454       10,707           -
    Unbilled revenues                           37,692            -      17,824       14,965         (343)       5,246           -
    Pension-related items                       30,869            -      11,291        8,838        2,008        5,987       2,745
    Rate refund                                 25,409            -           -            -            -        7,077      18,332
    FERC Settlement                             19,079            -           -            -            -            -      19,079
    Other                                      147,020        9,049      61,804       23,545        5,849        8,097      12,585
                                            --------------------------------------------------------------------------------------
        Total                               $1,011,466      $51,499    $384,300     $271,285      $19,692      $40,780    $217,819
                                            ======================================================================================
        Net deferred tax liability         ($3,848,770)   ($856,500) ($1,144,221)  ($829,628)   ($308,156)    ($78,479)  ($624,020)
                                           =======================================================================================

                  1995                                  Entergy      Entergy      Entergy      Entergy      Entergy       System
                                          Entergy      Arkansas    Gulf States   Louisiana    Mississippi New Orleans     Energy
Deferred Tax Liabilities:
    Net regulatory assets/(liabilities) ($1,494,000)    ($264,166)   ($512,281)   ($357,528)    ($17,147)    ($10,723)   ($332,154)
    Plant-related basis differences      (3,071,519)     (480,465)  (1,060,241)    (722,680)    (181,792)     (50,820)    (538,215)
    Rate deferrals                         (467,691)     (131,261)    (104,695)     (12,652)    (157,168)     (61,915)           -
    Other                                  (117,510)      (69,475)      (1,814)     (35,272)      (9,339)      (3,134)     (10,365)
                                        ------------------------------------------------------------------------------------------
        Total                           ($5,150,720)    ($945,367) ($1,679,031) ($1,128,132)   ($365,446)   ($126,592)   ($880,734)
                                        ==========================================================================================
Deferred Tax Assets:
    Accumulated deferred investment
        tax credit                           214,505        44,260       58,653       56,008       10,702        3,910       40,973
    Investment tax credit carryforwards      167,713             -      167,713            -            -            -            -
    Valuation allowance                      (44,597)            -      (44,597)           -            -            -            -
    NOL carryforwards                        151,141             -      151,141            -            -            -            -
    Alternative minimum tax credit           130,760             -       39,709       27,409            -            -       63,642
    Sale and leaseback                       225,620             -            -      105,788            -            -      119,832
    Removal cost                              97,184             -       25,701       59,148        2,316       10,019            -
    Unbilled revenues                         42,923             -       22,384       16,850            -        3,689            -
    Pension-related items                     21,003             -       14,472            -        2,342        4,189            -
    Operating provisions                       6,795             -            -            -            -        6,795            -
    Provision - FASB 5 contingencies           7,250         7,250            -            -            -            -            -
    FERC Settlement                           19,978             -            -            -            -          459       19,519
    Other                                    259,954        21,394      110,176       52,285       17,415        6,703       34,586
                                          -----------------------------------------------------------------------------------------
        Total                             $1,300,229       $72,904     $545,352     $317,488      $32,775      $35,764     $278,552
                                          =========================================================================================
        Net deferred tax liability       ($3,850,491)    ($872,463) ($1,133,679)   ($810,644)   ($332,671)    ($90,828)   ($602,182)
                                          =========================================================================================


      As of December 31, 1996, Entergy has investment tax credit (ITC) carryforwards of $138.8 million, federal net operating loss (NOL) carryforwards of $50.8 million, and state NOL carryforwards of $105.2 million, all related to Entergy Gulf States operations. The ITC carryforwards include the 35% reduction required by the Tax Reform Act of 1986 and may be applied solely against federal income tax liability of Entergy Gulf States and, if not utilized, will expire between 1997 and 2002. At December 31, 1995, the projected amount of ITC carryforwards which would expire unutilized was estimated to be $44.6 million, which was based upon projections of estimated taxable income of Entergy Gulf States and, accordingly, a valuation reserve was recorded for this amount. At December 31, 1996, management estimated that none of the remaining ITC carryforwards would expire unutilized, and the valuation reserve was eliminated. The alternative minimum tax
(AMT) credit carryforwards as of December 31, 1996 were $40.7 million, all related to Entergy Gulf States operations. This AMT credit can be carried forward indefinitely and may be applied solely against the federal income tax liability of Entergy Gulf States.

     In accordance with the System Energy FERC Settlement, the domestic utility companies wrote off $66.6 million of unamortized deferred investment tax credits in 1994, including $27.3 million at Entergy Arkansas, $31.5 million at Entergy Louisiana, $6.0 million at Entergy Mississippi, and $1.7 million at Entergy New Orleans.

      In August 1994, Entergy received an IRS report covering the federal income tax audit of Entergy Corporation and subsidiaries for the years 1988-90. The report asserted an $80 million tax deficiency for the 1990 tax return related primarily to the utilization of accelerated investment tax credits associated with the Waterford 3 and Grand Gulf nuclear plants. Changes to the initial report, made in the IRS Appeal process, have reduced the assessment related to the issue by $22 million to $58 million. Entergy Corporation and the Appeals Officer agreed to pursue a "Technical Advice" ruling from the IRS National Office to address the remainder of the issue. Entergy Corporation believes there is no material tax deficiency and is confident that a satisfactory resolution of the matter will be achieved.


NOTE 4. LINES OF CREDIT AND RELATED SHORT-TERM BORROWINGS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      In November 1996, SEC authorization was received by Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy increasing short-term borrowing limits to $235 million, $340 million, $225 million, $103 million, $35 million, and $140 million, respectively (for a total of $1.078 billion). These authorizations are effective through November 30, 2001. Of these companies, Entergy Louisiana and Entergy Mississippi had borrowings outstanding as of December 31, 1996. Entergy Louisiana and Entergy Mississippi had $31.1 million and $50.3 million, respectively, of borrowings outstanding under the money pool, an intra-system borrowing arrangement designed to reduce the domestic utility companies' dependence on external short-term borrowings. Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi had undrawn lines of credit as of December 31, 1996, of $25 million, $64.2 million, and $30 million, respectively.

     In July 1995, Entergy Corporation received SEC authorization for a $300 million bank credit facility. Thereafter, a three-year credit agreement was signed with a group of banks in October 1995 to provide up to $300 million of loans to Entergy Corporation. $230 million was drawn on this facility for the acquisition of CitiPower in January 1996 and was subsequently repaid throughout the course of the year. See Note 13 for a discussion of the acquisition. As of December 31, 1996, no amounts were outstanding against the facility. In January 1997, Entergy Corporation filed an amendment with the SEC to increase the authorization from $300 million to $500 million.

      On September 13, 1996, Entergy Corporation and ETHC obtained a three-year $100 million bank line of credit that may be increased up to $300 million and can be drawn by either Entergy Corporation or ETHC (with a guarantee from Entergy Corporation). The proceeds are to be used exclusively for exempt telecommunication investments. As of December 31, 1996, $20 million borrowed by Entergy Corporation was outstanding under this facility.

      Other Entergy companies have SEC authorization to borrow through the money pool, from Entergy Corporation, and from commercial banks in the aggregate principal amounts up to $265 million, of which $88.4 million was outstanding as of December 31, 1996. Some of these borrowings are restricted as to use, and are secured by certain assets.

      In total, Entergy had short-term commitments in the amount of $607.6 million as of December 31, 1996, of which $575.2 million was unused. The weighted-average interest rate on the outstanding borrowings as of December 31, 1996, and December 31, 1995, was 6.10% and 6.35%, respectively. Commitment fees on the lines of credit for Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi are 0.125% of the undrawn amounts. The commitment fees for Entergy Corporation's $300 million credit facility and ETHC's $100 million credit facility are currently 0.17%, but can fluctuate depending on the senior debt ratings of the domestic utility companies. See Note 7 for a discussion of commitments for long-term financing arrangements.


NOTE 5. PREFERRED, PREFERENCE, AND COMMON STOCK (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

     The number of shares, authorized and outstanding, and dollar value of preferred and preference stock for Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as of December 31, 1996, and 1995 were:

                                           Shares
                                         Authorized             Total              Call Price
                                       and Outstanding       Dollar Value        Per Share as of
                                      1996        1995      1996      1995      December 31, 1996
                                                       (Dollars in Thousands)
Entergy Arkansas Preferred Stock
  Without sinking fund
    Cumulative, $100 par value:
      4.32% Series                    70,000      70,000   $ 7,000   $ 7,000         $103.647
      4.72% Series                    93,500      93,500     9,350     9,350         $107.000
      4.56% Series                    75,000      75,000     7,500     7,500         $102.830
      4.56% 1965 Series               75,000      75,000     7,500     7,500         $102.500
      6.08% Series                   100,000     100,000    10,000    10,000         $102.830
      7.32% Series                   100,000     100,000    10,000    10,000         $103.170
      7.80% Series                   150,000     150,000    15,000    15,000         $103.250
      7.40% Series                   200,000     200,000    20,000    20,000         $102.800
      7.88% Series                   150,000     150,000    15,000    15,000         $103.000
    Cumulative, $25 par value:
      8.84% Series                         -     400,000         -    10,000
    Cumulative, $0.01 par value:
      $2.40 Series (a)                     -   2,000,000         -    50,000                -
      $1.96 Series (a)(b)            600,000     600,000    15,000    15,000                -
                                   ---------   ---------  --------  --------
        Total without sinking fund 1,613,500   4,013,500  $116,350  $176,350
                                   =========   =========  ========  ========
  With sinking fund:
    Cumulative, $100 par value:
      8.52% Series                   300,000     350,000   $30,000   $35,000         $104.260
    Cumulative, $25 par value:
      9.92% Series                   401,085     561,085    10,027    14,027          $26.320
                                     -------     -------   -------   -------
        Total with sinking fund      701,085     911,085   $40,027   $49,027
                                     =======     =======   =======   =======
Fair Value of Preferred Stock with
  sinking fund(d)                                          $41,835   $51,476
                                                           =======   =======


                                           Shares
                                         Authorized             Total              Call Price
                                       and Outstanding       Dollar Value        Per Share as of
                                      1996        1995      1996      1995      December 31, 1996
                                                       (Dollars in Thousands)
Entergy Gulf States Preferred and Preference Stock
Preference Stock
  Cumulative, without par value
    7% Series (a)(b)               6,000,000   6,000,000  $150,000  $150,000             -
                                   =========   =========  ========  ========
Preferred Stock
 Authorized 6,000,000, $100 par
 value, cumulative
  Without sinking fund
      4.40% Series                    51,173      51,173   $ 5,117   $ 5,117         $108.00
      4.50% Series                     5,830       5,830       583       583         $105.00
      4.40% - 1949 Series              1,655       1,655       166       166         $103.00
      4.20% Series                     9,745       9,745       975       975         $102.82
      4.44% Series                    14,804      14,804     1,480     1,480         $103.75
      5.00% Series                    10,993      10,993     1,099     1,099         $104.25
      5.08% Series                    26,845      26,845     2,685     2,685         $104.63
      4.52% Series                    10,564      10,564     1,056     1,056         $103.57
      6.08% Series                    32,829      32,829     3,283     3,283         $103.34
      7.56% Series                   350,000     350,000    35,000    35,000         $101.80
      8.52% Series                   500,000     500,000    50,000    50,000         $102.43
      9.96% Series                   350,000     350,000    35,000    35,000         $102.64
                                   ---------   ---------  --------  --------
        Total without sinking fund 1,364,438   1,364,438  $136,444  $136,444
                                   =========   =========  ========  ========
  With sinking fund:
      8.80% Series                   184,595     204,495   $18,459   $20,450         $100.00
      9.75% Series                         -      19,543         -     1,954         $100.00
      8.64% Series                   140,000     168,000    14,000    16,800         $101.00
      Adjustable Rate - A,7.39%(c)   180,000     192,000    18,000    19,200         $100.00
      Adjustable Rate - B,7.44%(c)   270,000     292,500    27,000    29,250         $100.00
                                     -------     -------   -------   -------
        Total with sinking fund      774,595     876,538   $77,459   $87,654
                                     =======     =======   =======   =======
Fair Value of Preference Stock and
  Preferred Stock with sinking fund(d)                    $214,475  $219,191
                                                          ========  ========

                                           Shares
                                         Authorized             Total              Call Price
                                       and Outstanding       Dollar Value        Per Share as of
                                      1996        1995      1996      1995      December 31, 1996
                                                       (Dollars in Thousands)
Entergy Louisiana Preferred Stock
  Without sinking fund
    Cumulative, $100 par value:
      4.96% Series                    60,000      60,000   $ 6,000   $ 6,000         $104.25
      4.16% Series                    70,000      70,000     7,000     7,000         $104.21
      4.44% Series                    70,000      70,000     7,000     7,000         $104.06
      5.16% Series                    75,000      75,000     7,500     7,500         $104.18
      5.40% Series                    80,000      80,000     8,000     8,000         $103.00
      6.44% Series                    80,000      80,000     8,000     8,000         $102.92
      7.84% Series                   100,000     100,000    10,000    10,000         $103.78
      7.36% Series                   100,000     100,000    10,000    10,000         $103.36
      8.56% Series                         -     100,000         -    10,000            -
    Cumulative, $25 par value:
      8.00% Series(b)              1,480,000   1,480,000    37,000    37,000            -
      9.68% Series                         -   2,000,000         -    50,000            -
                                   ---------   ---------  --------  --------
        Total without sinking fund 2,115,000   4,215,000  $100,500  $160,500
                                   =========   =========  ========  ========
  With sinking fund:
    Cumulative, $100 par value:
      7.00% Series(b)                500,000     500,000   $50,000   $50,000            -
      8.00% Series(b)                350,000     350,000    35,000    35,000            -
    Cumulative, $25 par value:
      12.64% Series                  300,000     600,370     7,500    15,009         $ 26.58
                                   ---------   ---------   -------   -------
        Total with sinking fund    1,150,000   1,450,370   $92,500  $100,009
                                   =========   =========   =======  ========
Fair Value of Preferred Stock with
  sinking fund(d)                                          $93,825  $103,135
                                                           =======  ========

                                           Shares
                                         Authorized             Total              Call Price
                                       and Outstanding       Dollar Value        Per Share as of
                                      1996        1995      1996      1995      December 31, 1996
                                                       (Dollars in Thousands)
Entergy Mississippi Preferred Stock
  Without sinking fund
    Cumulative, $100 par value:
      4.36% Series                    59,920      59,920   $ 5,992   $ 5,992         $103.86
      4.56% Series                    43,888      43,888     4,389     4,389         $107.00
      4.92% Series                   100,000     100,000    10,000    10,000         $102.88
      7.44% Series                   100,000     100,000    10,000    10,000         $102.81
      8.36% Series (b)               200,000     200,000    20,000    20,000            -
      9.16% Series                    75,000      75,000     7,500     7,500         $104.06
                                   ---------   ---------  --------  --------
        Total without sinking fund   578,808     578,808  $ 57,881  $ 57,881
                                   =========   =========  ========  ========
  With sinking fund:
    Cumulative, $100 par value:
      9.76% Series                    70,000     140,000   $ 7,000   $14,000         $100.00
      12.00% Series                        -      27,700         -     2,770            -
                                   ---------   ---------   -------   -------
        Total with sinking fund       70,000     167,700   $ 7,000  $ 16,770
                                   =========   =========   =======  ========
Fair Value of Preferred Stock with
  sinking fund(d)                                          $ 7,000  $ 16,936
                                                           =======  ========

                                           Shares
                                         Authorized             Total              Call Price
                                       and Outstanding       Dollar Value        Per Share as of
                                      1996        1995      1996      1995      December 31, 1996
                                                       (Dollars in Thousands)
Entergy New Orleans Preferred Stock
  Without sinking fund
    Cumulative, $100 par value:
      4.75% Series                    77,798      77,798   $ 7,780   $ 7,780         $105.00
      4.36% Series                    60,000      60,000     6,000     6,000         $104.58
      5.56% Series                    60,000      60,000     6,000     6,000         $102.59
                                   ---------   ---------  --------  --------
        Total without sinking fund   197,798     197,798  $ 19,780  $ 19,780
                                   =========   =========  ========  ========


Entergy

  Subsidiaries' Preference Stock
    (a)(b):                        6,000,000   6,000,000  $150,000  $150,000
                                   =========   =========  ========  ========
  Subsidiaries' Preferred Stock:
    Without sinking fund           5,869,544  10,369,544  $430,955  $550,955
                                   =========  ==========  ========  ========
    With sinking fund              2,695,680   3,405,693  $216,986  $253,460
                                   =========   =========  ========  ========


Fair Value of Preference Stock and
  Preferred Stock with sinking fund(d)                    $357,135  $390,738
                                                          ========  ========


(a) The total dollar value represents the involuntary liquidation value of $25 per share.
(b)  These series are not redeemable as of December 31, 1996.
(c)  Represents weighted-average annualized rates for 1996.
(d) Fair values were determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. See Note 1 for additional disclosure of fair value of financial instruments.

      Changes in the preferred stock, with and without sinking fund, preference stock, and common stock of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans during the last three years were:

                                         Number of Shares
                                    1996        1995       1994
   Preferred stock retirements
     Entergy Arkansas
       $100 par value             (50,000)    (25,000)   (45,000)
       $25 par value             (560,000)   (280,000)  (280,000)
       $0.01 par value         (2,000,000)          -          -
     Entergy Gulf States
       $100 par value            (101,943)    (72,834)   (60,667)
     Entergy Louisiana
       $100 par value            (100,000)          -          -
       $25 par value           (2,300,370)   (450,211)  (601,537)
     Entergy Mississippi
       $100 par value             (97,700)   (150,000)  (150,000)
     Entergy New Orleans
       $100 par value                   -     (34,495)   (15,000)

      Cash sinking fund requirements and mandatory redemptions for the next five years for preferred and preference stock, outstanding as of December 31, 1996, are:

                    Entergy    Entergy     Entergy     Entergy
         Entergy   Arkansas  Gulf States  Louisiana  Mississippi
                           (In Thousands)

   1997  $21,216    $4,500      $5,966      $3,750     $7,000
   1998   14,225     4,500       5,966       3,759          -
   1999   60,466     4,500       5,966      50,000          -
   2000  160,466     4,500     155,966           -          -
   2001   45,466     4,500       5,966      35,000          -

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi have the annual noncumulative option to redeem, at par, additional amounts of certain series of their outstanding preferred stock.

       Entergy Corporation repurchased and retired (returned to authorized but unissued status) 1,230,000 shares of common stock at a cost of $30.7 million in 1994. There were no stock repurchases in 1995 or 1996.

      Entergy Corporation from time to time reissues treasury shares to meet the requirements of the Stock Plan for Outside Directors (Directors' Plan), the Equity Ownership Plan of Entergy Corporation and Subsidiaries (Equity Plan), and certain other stock benefit plans. Entergy Corporation repurchased in the market 2,805,000 shares of its common stock in 1994 at a cost of $88.8 million. The Directors' Plan awards nonemployee directors a portion of their compensation in the form of a fixed number of shares of Entergy Corporation common stock. Shares awarded under the Directors' Plan were 6,750, 9,251, and 18,757 during 1996, 1995, and 1994, respectively.

      During 1996, Entergy Corporation issued 755,200 shares of its previously repurchased common stock, reducing the amount held as treasury stock by $22.2 million. Entergy Corporation issued these shares to meet the requirements of its various stock plans. In addition, Entergy Corporation received proceeds of $118 million from the issuance of 4,438,972 shares of common stock under its new dividend reinvestment and stock purchase plan during 1996.

     The Equity Plan grants stock options, equity awards, and incentive awards to key employees of the domestic utility companies. The costs of awards are charged to income over the period of the grant or restricted period, as appropriate. Amounts charged to compensation expense in 1996 were immaterial. Stock options, which comprise 50% of the shares targeted for distribution under the Equity Plan, are granted at exercise prices not less than market value on the date of grant. The options are generally exercisable no less than six months nor more than 10 years after the date of grant.

      Entergy  sponsors the  Employee Stock Ownership Plan  of  Entergy
Corporation  and  Subsidiaries (ESOP) and the Savings Plan  of  Entergy
Corporation and Subsidiaries (Savings Plan). Both plans are defined contribution plans covering eligible employees of Entergy and its subsidiaries who have completed certain service requirements. Entergy's subsidiaries' contributions to the ESOP and the Savings Plan, and any income thereon, are invested in shares of Entergy Corporation common stock. The allowed contributions to the ESOP are accrued based on the expected utilization of additional investment tax credits in the applicable Federal income tax return of Entergy and its subsidiaries, and on expected voluntary participant contributions. Entergy's subsidiaries contributed $22.8 million to the ESOP for the year ended December 31, 1995. There were no contributions in the years ended December 31, 1996 and 1994.

      The Savings Plan provides that the employing Entergy subsidiary may make matching contributions to the plan in an amount equal to 50 percent of the participant's basic contribution. In 1996, 1995, and 1994, Entergy's subsidiaries contributed $13.2 million, $13.2 million, and $11.7 million, respectively, to the Entergy Savings Plan.

      Entergy Gulf States sponsors the Gulf States Utilities Company Employee Stock Ownership Plan (GSU ESOP) and the Gulf States Utilities Company Employees' Thrift Plan (GSU Thrift Plan), which are both defined contribution plans. The GSU ESOP is available to all Entergy Gulf States employees, pre-Merger Entergy Gulf States employees and post-Merger employees of Entergy Operations, whose primary work location is River Bend, upon completion of certain eligibility requirements. All contributions to the plan are invested in shares of Entergy Corporation common stock. Entergy Gulf States makes contributions to the GSU ESOP based on expected utilization of additional investment tax credits in the Entergy Gulf States Federal tax return and on expected participants' contributions. No additional contributions were made to the GSU ESOP during 1996, 1995, and 1994. The GSU Thrift Plan is available to certain Entergy Operations employees whose primary work location is River Bend. Entergy Gulf States makes matching contributions to the GSU Thrift Plan equal to 50 percent of a participant's basic contribution which may be invested, at the participant's discretion, in shares of Entergy Corporation common stock. Entergy Gulf States' contributions to the GSU Thrift Plan for the years ended December 31, 1996, 1995, and 1994 were $.3 million, $1.1 million, and $3.9 million, respectively.

      Entergy applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Accordingly, no compensation cost is required to be recognized for the stock options described above until such options are exercised because the exercise prices are not less than market value on the date of grant. The impact on Entergy's net income and earnings per share would have been immaterial had compensation cost for the stock options been determined based on the fair value at the grant dates for awards under the option plans consistent with the method prescribed by SFAS 123.

      In applying the disclosure provisions of SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with expected stock price volatility of 18%, 24%, and 19% in 1996, 1995, and 1994, respectively, and additional assumptions for each of those years as follows: risk-free interest rates of 6%, expected lives of 10 years, and dividends of $1.80 per share.

     Nonstatutory stock option transactions are summarized as follows:

                                              1996                  1995                 1994
                                                 Average               Average               Average
                                       Number     Option     Number     Option     Number     Option
                                     of Options   Price    of Options    Price   of Options    Price
Beginning-of-year balance              457,909    $25.98     170,409     $34.86    102,909    $33.46

Options granted                         82,500     29.38     315,000      21.39     67,500     37.00
Options exercised                       (7,500)    23.38     (12,500)     23.38          -         -
Options expiring unused                 (5,000)    35.88     (15,000)     32.75          -         -
                                       -------               -------               -------
End-of-year balance                    527,909    $26.45     457,909     $25.98    170,409    $34.86
                                       =======               =======               =======

Options exercisable at year-end        277,909               207,909               170,409

Weighted average fair value of
  options granted                        $2.67                 $5.48                 $2.45

     The following table summarizes information about stock options outstanding as of December 31, 1996:

                              Options Outstanding                   Options Exercisable
                                 Weighted-Avg
                                   Remaining       Weighted-                      Weighted-
  Range of             As of      Contractual    Avg. Exercise      As of      Avg. Exercise
Exercise Prices      12/31/96      Life-Yrs.         Price         12/31/96        Price
$20 - $30             404,302         8.2           $23.51         154,302         $27.77

$30 - $40             123,607         6.6           $36.09         123,607         $36.09
                      -------                                      -------
$20 - $40             527,909         7.8           $26.45         277,909         $31.47
                      =======                                      =======



      To  meet  the requirements of the Employee Stock Investment  Plan
(ESIP), Entergy Corporation is authorized to issue or acquire, through March 31, 1997, up to 2,000,000 shares of its common stock to be held as treasury shares. Under the ESIP, employees may be granted the opportunity to purchase (for up to 10% of their regular annual salary, but not more than $25,000) common stock at 85% of the market value on the first or last business day of the plan year, whichever is lower. Through this program, employees purchased 247,122 and 329,863 shares for the 1995 and 1994 plan years, respectively. The 1996 plan year runs from April 1, 1996, to March 31, 1997. In February 1997, Entergy received authority from the SEC to extend the ESIP for an additional period of three years ending on March 31, 2000. Under the extended plan, Entergy Corporation may issue either treasury shares or previously authorized but unissued shares.

NOTE 6.   COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

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

(Entergy Gulf States)

      Entergy Gulf States Capital I (Trust) was established as a financing subsidiary of Entergy Gulf States for the purpose of issuing common and preferred securities. On January 28, 1997, the Trust issued $85 million in aggregate liquidation preference amount of 8.75% Cumulative Quarterly Income Preferred Securities (Preferred Securities) in a public offering and $2.6 million of common securities to Entergy Gulf States. The Trust used the proceeds from the sale of the Preferred Securities and the common securities to purchase from Entergy Gulf States 8.75% junior subordinated deferrable interest debentures in the amount of $87.6 million (Debentures). The Debentures held by the Trust are its only asset and the Trust will use interest payments received on the Debentures to make cash distributions on the Preferred Securities.

      The Preferred Securities of the Trust, as well as the Debentures, mature on March 31, 2046. The Preferred Securities are redeemable, however, at the option of Entergy Gulf States beginning in 2002 at 100% of their principal amount, or earlier under certain limited circumstances, including the loss of the tax deduction arising out of the interest paid on the Debentures. Entergy Gulf States has, pursuant to certain agreements taken together, fully and unconditionally guaranteed payment of distributions on the Preferred Securities. Entergy Gulf States is the owner of all of the common securities of the Trust, which constitute 3% of the Trust's total capital.


NOTE 7. LONG - TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The long-term debt of Entergy Corporation's subsidiaries, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, as of December 31, 1996, was:

Maturities     Interest Rates                   Entergy    Entergy      Entergy   Entergy    Entergy    System
From    To    From     To          Entergy     Arkansas  Gulf States  Louisiana Mississippi New Orleans Energy
                                                               (In Thousands)
First Mortgage Bonds
1997  1999   5.375%   11.375%      $687,000     $45,000    $321,000     $69,000             $12,000    $240,000
2000  2004   6.000%   8.250%      1,355,270     180,000     608,750     361,520                         205,000
2005  2009   6.650%   7.500%        325,000     215,000     110,000
2010  2019   9.750%                  75,000      75,000
2020  2026   7.000    10.000%     1,031,648     376,648     450,000     205,000

G&R Bonds
1997  1999   6.950%   11.2%          96,000                                        96,000
2000  2023   6.625%   8.800%        525,000                                       355,000   170,000

Governmental Obligations (a)
1997  2008   5.900%   10.000%       108,267      49,655      45,875      11,837       900
2009  2026   5.950%   9.875%      1,551,235     240,700     435,735     412,170    46,030               416,600

Debentures
1997  2000   7.380%   9.720%        175,000                 100,000                                      75,000

Long-Term DOE Obligation (Note 9)   117,270     117,270
Waterford 3 Lease Obligation        353,600                             353,600
 8.76% (Note 10)
Grand Gulf Lease Obligation         496,480                                                             496,000
 7.02% (Note 10)
Line of Credit, variable             65,000
 rate, due 1998
CitiPower Credit Line, avg.         921,553
 rate 8.31% due 2000
Other Long-Term Debt                 83,411                   9,938
Unamortized Premium and Discount    (30,310)    (11,420)     (5,087)     (5,619)   (2,861)   (1,112)     (4,211)
  - Net                          ------------------------------------------------------------------------------

Total Long-Term Debt              7,936,424   1,287,853   2,076,211   1,407,508   495,069   180,888   1,428,869
Less Amount Due Within One          345,620      32,465     160,865      34,275    96,015    12,000      10,000
 Year                            ------------------------------------------------------------------------------

Long-Term Debt Excluding Amount
   Due Within One Year           $7,590,804  $1,255,388  $1,915,346  $1,373,233  $399,054  $168,888  $1,418,869
                                 ==============================================================================
Fair Value of Long-Term Debt(b)  $7,087,027  $1,160,377  $2,142,389  $1,104,891  $503,461  $175,566    $982,423
                                 ==============================================================================

      The long-term debt of Entergy Corporation's subsidiaries, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, as of December 31, 1995, was:


Maturities     Interest Rates                   Entergy    Entergy      Entergy   Entergy    Entergy    System
From    To    From     To          Entergy     Arkansas  Gulf States  Louisiana Mississippi New Orleans Energy
                                                               (In Thousands)
First Mortgage Bonds
1996  1999   5%       10.5%      $1,064,410     $75,160    $445,000    $104,000   $35,000   $35,250    $370,000
2000  2004   6%       9.75%       1,282,320     180,800     670,000     361,520                          70,000
2005  2009   6.25%    11.375%       355,319     215,000     120,000                                      20,319
2010  2014   11.375%                 50,000                                                              50,000
2015  2019   9.75%    11.375%        95,000      75,000                                                  20,000
2020  2024   7%       10.375%     1,008,818     373,818     450,000     185,000

G&R Bonds
1996  1999   6.95%    11.2%         152,000                                       122,000    30,000
2000  2023   6.625%   8.8%          485,000                                       355,000   170,000

Governmental Obligations (a)
1996  1998   5.9%     10%           110,868      51,495      46,300      12,518       915
2009  2023   5.95%    12.50%      1,551,235     240,700     435,735     412,170    46,030               416,600

Debentures
1996  1998   9.72%                  150,000                 150,000
2000         7.38%                   30,000                                                              30,000

Long-Term DOE Obligation (Note 9)   111,536     117,536
Waterford 3 Lease Obligation        353,600                             353,600
 8.76% (Note 10)
Grand Gulf Lease Obligation         500,000                                                             500,000
 7.02% (Note 10)
Line of Credit, variable             65,000
 rate, due 1998
Other Long-Term Debt                  9,156                   9,156
Unamortized Premium and Discount    (38,488)    (13,606)     (5,295)     (8,017)   (3,526)   (1,042)     (7,002)
  - Net                          ------------------------------------------------------------------------------

Total Long-Term Debt              7,335,774   1,309,903   2,320,896   1,420,431   555,419   194,208   1,469,917
Less Amount Due Within One          558,650      28,700     145,425      35,260    61,015    38,250     250,000
 Year                            ------------------------------------------------------------------------------

Long-Term Debt Excluding Amount
   Due Within One Year           $6,777,124  $1,281,203  $2,175,471  $1,385,171  $494,404  $155,958  $1,219,917
                                 ==============================================================================
Fair Value of Long-Term Debt(b)  $6,666,420  $1,213,511  $2,416,932  $1,136,246  $594,365  $198,785  $1,041,581
                                 ==============================================================================

(a) Consists of pollution control bonds, certain series of which are secured by non-interest bearing first mortgage bonds.

(b) The fair value excludes lease obligations, long-term DOE obligations, and other long-term debt and includes debt due within one year. It is determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. See Note 1 for additional information on disclosure of fair value of financial instruments.

     The annual long-term debt maturities (excluding lease obligations) and annual cash sinking fund requirements for debt outstanding as of December 31, 1996, for the next five years follow:

                      Entergy     Entergy (c)  Entergy(d)   Entergy        Entergy    System
        Entergy(a)  Arkansas(b)  Gulf States   Louisiana  Mississippi   New Orleans   Energy
                                         (In Thousands)
 1997    $345,620     $32,465     $160,865      $34,275     $96,015       $12,000     $10,000
 1998     311,720      15,510      190,890       35,300          20             -      70,000
 1999     233,198       1,025       71,915          238          20             -     160,000
 2000   1,098,988       1,245          945      100,225          20             -      75,000
 2001     279,210       1,535      123,725       18,925          25             -     135,000

(a) Not included are other sinking fund requirements of approximately $17.5 million annually which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

(b) Not included are other sinking fund requirements of approximately $0.62 million annually which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

(c) Not included are other sinking fund requirements of approximately $12.8 million annually which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

(d) Not included are other sinking fund requirements of approximately $4.15 million annually which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

      Entergy Gulf States has two outstanding series of pollution control bonds collateralized by irrevocable letters of credit, which are scheduled to expire before the scheduled maturity of the bonds. The letter of credit collateralizing the $28.4 million variable rate series, due December 1, 2015, expires in September 1999 and the letter of credit collateralizing the $20 million variable rate series, due April 1, 2016, expires in February 1999.

      An Entergy subsidiary signed an agreement with several banks on January 5, 1996, to obtain a revolving credit facility in the aggregate amount of 1.2 billion Australian dollars (870 million US dollars) for the acquisition of CitiPower. The facility was partially drawn down on the same date, bears interest at an average annual rate of 8.046%, and is non-recourse to Entergy. This facility is collateralized by all of CitiPower's assets. Borrowings have maturities of 30 to 180 days, and are continuously renewable for 30 to 180 day periods at the subsidiary's option until the facility matures on June 30, 2000, unless certain events occur which would cause the maturity date to be extended to a date no later than December 31, 2000. The subsidiary intends to renew obligations incurred under the agreement for a period extending beyond one year from the balance-sheet date. As part of the CitiPower acquisition, Entergy Corporation provided credit support, in the form of a bank letter of credit and other agreements, totaling approximately $70 million, which was subsequently released in January 1997.

      The subsidiary entered into several interest rate swaps to reduce the impact of interest rate changes on its debt related to the CitiPower acquisition. The interest rate swap agreements which hedge this debt involve the exchange of fixed and floating rate interest payments periodically over the life of the agreements without the exchange of the underlying principal amounts. Market risks arise from the movements in interest rates. If the counterparties to an interest rate swap agreement were to default on contractual payments, the subsidiary could be exposed to increased costs related to replacing the original agreement. However, the subsidiary does not anticipate nonperformance by any counterparty to any interest rate swap in effect at December 31, 1996. At December 31, 1996, this subsidiary was a party to a notional amount of $900 million Australian dollars of interest rate swaps with maturity dates ranging from February 1999 to December 2000.

      Entergy Power UK plc, an Entergy subsidiary, executed a credit facility with several banks on December 17, 1996, to obtain credit facilities in the aggregate amount of approximately 1.25 billion British Pounds (2.1 billion US dollars). Proceeds of this facility, which is in three tranches, have been used, together with $392 million of cash provided by Entergy, to fund the acquisition of London Electricity plc and are available to replace London Electricity plc's currently outstanding short-term credit lines and to provide working capital for London Electricity plc. No borrowings were outstanding under this credit facility at December 31, 1996. The credit facility is non-recourse to Entergy and is collateralized by the assets of Entergy Power UK plc, consisting of all shares of London Electricity plc owned by it. The maturity dates of the various tranches of the credit facility range from December 17, 1998 to December 17, 2001. The interest rate on these facilities is the London Interbank Offered Rate plus up to 1.50% depending on the capitalization ratio of Entergy Power UK plc and its subsidiaries.

      Under Entergy Mississippi's G&R Mortgage, G&R Bonds are issuable based upon 70% of bondable property additions, based upon 50% of accumulated deferred Grand Gulf 1 related costs, based upon the retirement of certain bonds previously outstanding, or based upon the deposit of cash with the trustee. Entergy Mississippi's G&R Mortgage prohibits the issuance of additional first mortgage bonds (including for refunding purposes) under Entergy Mississippi's first mortgage indenture, except such first mortgage bonds as may hereafter be issued from time to time at Entergy Mississippi's option to the corporate trustee under the G&R Mortgage to provide additional security for Entergy Mississippi's G&R Bonds.

      Under Entergy New Orleans' G&R Mortgage, G&R Bonds are issuable based upon 70% of bondable property additions or based upon 50% of accumulated deferred Grand Gulf 1-related costs. The G&R Mortgage precludes the issuance of any additional bonds based upon property additions if the total amount of outstanding Rate Recovery Mortgage Bonds issued on the basis of the uncollected balance of deferred Grand Gulf 1-related costs exceeds 66 2/3% of the balance of such deferred costs. As of December 31, 1996, Entergy New Orleans had no outstanding Rate Recovery Mortgage Bonds.


NOTE 8. DIVIDEND RESTRICTIONS - (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      Provisions within the Articles of Incorporation or pertinent indentures and various other agreements related to the long-term debt and preferred stock of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common and preferred stock. Additionally, PUHCA prohibits Entergy Corporation's subsidiaries from making loans or advances to Entergy Corporation. Detailed below are the restricted retained earnings unavailable for distribution to Entergy Corporation by subsidiary.

                                          Restricted Earnings
                                              (in millions)

                  Entergy Arkansas                $291.3
                  Entergy Gulf States                  -
                  Entergy Louisiana                    -
                  Entergy Mississippi              135.7
                  Entergy New Orleans                4.0
                  System Energy                      6.7

      During  1996, cash dividends paid to Entergy Corporation  by  its subsidiaries totaled $554.2 million. In February 1997, Entergy Corporation received common stock dividend payments from its subsidiaries totaling $66.9 million.


NOTE 9.   COMMITMENTS AND CONTINGENCIES

Cajun - River Bend  (Entergy Corporation and Entergy Gulf States)

      Entergy Gulf States and Cajun, respectively, own 70% and 30% undivided interests in River Bend (operated by Entergy Gulf States), and 42% and 58% undivided interests in Big Cajun 2, Unit 3 (operated by Cajun). These relationships have spawned a number of long-standing disputes and claims between the parties. An agreement setting forth terms for the resolution of all such disputes has been reached by Entergy Gulf States, the Cajun bankruptcy trustee, and the RUS, and approved by the United States District Court for the Middle District of Louisiana (District Court) on August 26, 1996 (Cajun Settlement). On September 6, 1996, the Committee of Unsecured Creditors in the Cajun bankruptcy proceeding filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit (Fifth Circuit), objecting that the order approving the Cajun Settlement was separate from the approval of a plan of reorganization and, therefore, improper. The Cajun Settlement is subject to this appeal and approvals by the appropriate regulatory agencies. Entergy Gulf States expects to make filings with FERC and the SEC seeking approval for the transfer of certain Cajun transmission assets to Entergy Gulf States. Management believes that it is probable that the Cajun Settlement will ultimately be approved and consummated.

     The Cajun Settlement resolves Cajun's civil action against Entergy Gulf States, in which Cajun sought to rescind or terminate the Joint Ownership Participation and Operating Agreement (Operating Agreement) entered into on August 28, 1979, relating to River Bend. In that suit, Cajun also sought to recover its alleged $1.6 billion investment in the unit plus attorneys' fees, interest, and costs. A trial on the portion of the suit by Cajun to rescind the Operating Agreement was completed in March 1995. On October 24, 1995, the District Court issued a memorandum opinion rejecting Cajun's fraud claims and denying rescission. An appeal to the Fifth Circuit by the Cajun bankruptcy trustee was stayed pending the Court's trial of the breach of contract phase of the case. The Cajun Settlement resolves both the issues on appeal and the breach of contract claims, which have not been tried.

      In 1992, two member cooperatives of Cajun brought an additional independent action to declare the Operating Agreement null and void, based upon Entergy Gulf States' failure to get prior LPSC approval which was alleged to be necessary. Prior to its bankruptcy proceedings, Cajun intervened as a plaintiff in this action. Entergy Gulf States believes the suits are without merit and believes Cajun's claim is mooted by the Cajun Settlement.

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

      Cajun has not paid its full share of capital costs, operating and maintenance expenses, and other costs for repairs and improvements to River Bend since 1992. In view of Cajun's failure to fund its share of River Bend-related operating, maintenance, and capital costs, Entergy Gulf States has (i) credited Entergy Gulf States' share of expenses for Big Cajun 2, Unit 3 against amounts due from Cajun to Entergy Gulf States, and (ii) sought to market Cajun's share of power from River Bend and apply proceeds to the amounts due from Cajun to Entergy Gulf States. As a result, on November 2, 1994, Cajun discontinued supplying Entergy Gulf States with its share of power from Big Cajun 2, Unit 3. Entergy Gulf States requested an order from the District Court requiring Cajun to supply Entergy Gulf States with this energy and allowing Entergy Gulf States to credit amounts due to Cajun for Big Cajun 2, Unit 3 energy against amounts Cajun owed to Entergy Gulf States for River Bend. In December 1994, by means of a preliminary injunction, the District Court ordered Cajun to supply Entergy Gulf States with its share of energy from Big Cajun 2, Unit 3 and ordered Entergy Gulf States to make payments for its share of Big Cajun 2, Unit 3 expenses to the registry of the District Court. In October 1995, the Fifth Circuit affirmed the District Court's preliminary injunction. As of December 31, 1996, $70.4 million had been paid by Entergy Gulf States into the registry of the District Court. Cajun's unpaid portion of River Bend operating and maintenance expenses (including nuclear fuel) and capital costs for 1996 was approximately $55 million. The cumulative cost to Entergy Gulf States resulting from Cajun's failure to pay its full share of River Bend-related costs, reduced by the proceeds from the sale by Entergy Gulf States of Cajun's share of River Bend power and payments into the registry of the District Court for Entergy Gulf States' portion of expenses for Big Cajun 2, Unit 3, was
$4.9 million as of December 31, 1996. Cajun's unpaid portion of the River Bend-related costs is reflected in long-term receivables with an offsetting reserve in other deferred credits. As discussed above, the Cajun Settlement will conclude all disputes regarding the non-payment by Cajun of operating and maintenance expenses. Cajun continues to pay its share of decommissioning costs for River Bend.

      On December 21, 1994, Cajun filed a petition in the United States Bankruptcy Court for the Middle District of Louisiana seeking relief under Chapter 11 of the Bankruptcy Code. In its bankruptcy proceedings, Cajun filed a motion on January 10, 1995, to reject the Operating Agreement as a burdensome executory contract. Entergy Gulf States responded on January 10, 1995, with a memorandum opposing Cajun's motion. As discussed above, this matter will be ended as a result of the Cajun Settlement. Proponents of all of the plans of reorganization submitted to the Bankruptcy Court have incorporated the Cajun Settlement as an integral condition to the effectiveness of their plan. The timing and completion of the reorganization plan depends on Bankruptcy Court approval and any required regulatory approvals. The Bankruptcy Court has approved proposals by three groups seeking to acquire the non-nuclear assets of Cajun and has signed an order that establishes rules for how Cajun's creditors will vote on the three plans. On December 16, 1996, the Bankruptcy Court began hearings on the balloting and the plan that will be adopted.

Cajun  -  Transmission Service  (Entergy Corporation and  Entergy  Gulf
States)

      Entergy Gulf States and Cajun are parties to FERC proceedings relating to transmission service charge disputes. In April 1992, FERC issued a final order in these disputes. In May 1992, Entergy Gulf States and Cajun filed motions for rehearings on certain portions of the order, which are still pending at FERC. In June 1992, Entergy Gulf States filed a petition for review in the United States Court of Appeals for the District of Columbia Circuit regarding certain of the other issues decided by FERC. In August 1993, the Court of Appeals rendered an opinion reversing FERC's order regarding the portion of such disputes relating to the calculations of certain credits and equalization charges under Entergy Gulf States' service schedules with Cajun. The opinion remanded the issues to FERC for further proceedings consistent with its opinion. In February 1995, FERC eliminated an issue from the remand that Entergy Gulf States believes the Court of Appeals directed FERC to reconsider. In orders issued on August 3, 1995, and October 2, 1995, FERC affirmed an April 1995 ruling by an ALJ in the remanded portion of Entergy Gulf States' and Cajun's ongoing transmission service charge disputes before FERC. Both Entergy Gulf States and Cajun have petitioned for appeal. The Court of Appeals has stayed the appellate proceeding pending implementation of the Cajun Settlement (see Cajun - River Bend above, for a further discussion of the Cajun Settlement).

     Under Entergy Gulf States' interpretation of a 1992 FERC order, as modified by FERC's orders issued on August 3, 1995, and October 2, 1995, and as agreed to by the Cajun bankruptcy trustee, Cajun would owe Entergy Gulf States approximately $70.2 million as of December 31, 1996. Entergy Gulf States further estimates that if it were to prevail in its May 1992 motion for rehearing and on certain other issues decided adversely to Entergy Gulf States in the February 1995, August 1995, and October 1995 FERC orders, which Entergy Gulf States has appealed, Cajun would owe Entergy Gulf States approximately $157.3 million as of December 31, 1996. If Cajun were to prevail in its May 1992 motion for rehearing to FERC, and if Entergy Gulf States were not to prevail in its May 1992 motion for rehearing to FERC, and if Cajun were to prevail in appealing FERC's August and October 1995 orders, Entergy Gulf States estimates it would owe Cajun approximately $110.9 million as of December 31, 1996. The above amounts are exclusive of a $7.3 million payment by Cajun on December 31, 1990, which the parties agreed to apply to the disputed transmission service charges. Pending FERC's ruling on the May 1992 motions for rehearing, Entergy Gulf States has continued to bill Cajun utilizing the historical billing methodology and has recorded underpaid transmission charges, including interest, in the amount of $144 million as of December 31, 1996. This amount is reflected in long-term receivables with an offsetting reserve in other deferred credits. FERC has determined that the collection of the pre-petition debt of Cajun is an issue properly decided in the bankruptcy proceeding. Refer to "Cajun - River Bend" above for a discussion of the Cajun Settlement.

Capital   Requirements  and  Financing  (Entergy  Corporation,  Entergy
Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

       Construction expenditures (excluding nuclear fuel) for the domestic utility companies and System Entergy for the years 1997, 1998, and 1999 are estimated to total, $510 million, $547 million, and $565 million, respectively. Entergy will also require $986 million during the period 1997-1999 to meet long-term debt and preferred stock maturities and cash sinking fund requirements. Entergy plans to meet the above requirements primarily with internally generated funds and cash on hand, supplemented by the issuance of debt and company-obligated mandatorily redeemable preferred securities and the use of outstanding credit facilities. Certain domestic utility companies and System Energy may also continue with the acquisition or refinancing of all or a portion of certain outstanding series of preferred stock and long-term debt. See Notes 5, 6, and 7 for further information.

Grand Gulf 1-Related Agreements

Capital Funds Agreement (Entergy Corporation and System Energy)

      Entergy Corporation has agreed to supply System Energy with sufficient capital to (i) maintain System Energy's equity capital at an amount equal to a minimum of 35% of its total capitalization (excluding short-term debt), and (ii) permit the continued commercial operation of Grand Gulf 1 and pay in full all indebtedness for borrowed money of System Energy when due under any circumstances. In addition, under supplements to the Capital Funds Agreement assigning System Energy's rights as security for specific debt of System Energy, Entergy Corporation has agreed to make cash capital contributions to enable System Energy to make payments on such debt when due.

      System Energy has entered into various agreements with Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans whereby they are obligated to purchase their respective entitlements of capacity and energy from System Energy's 90% ownership and leasehold interest in Grand Gulf 1, and to make payments that, together with other available funds, are adequate to cover System Energy's operating expenses. System Energy would have to secure funds from other sources, including Entergy Corporation's obligations under the Capital Funds Agreement, to cover any shortfalls from payments received from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under these agreements.

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      System Energy has agreed to sell all of its 90% owned and leased share of capacity and energy from Grand Gulf 1 to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33% and Entergy New Orleans-17%) as ordered by FERC. Charges under this agreement are paid in consideration for the purchasing companies' respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and approved by FERC, most likely upon Grand Gulf 1's retirement from service. Monthly obligations for payments, including the rate increase which was placed into effect in December 1995, subject to refund, under the agreement are approximately $21 million, $8 million, $19 million, and $10 million for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, respectively.

Availability Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (Entergy Arkansas-17.1%, Entergy Louisiana-26.9%, Entergy Mississippi-31.3%, and Entergy New Orleans-24.7%) in amounts that when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy's operating expenses as defined, including an amount sufficient to amortize Grand Gulf 2 over 27 years. (See Reallocation Agreement terms below.) System Energy has assigned its rights to payments and advances to certain creditors as security for certain obligations. Since commercial operation  of  Grand  Gulf  1,  payments under  the  Unit  Power  Sales
Agreement have exceeded the amounts payable under the Availability Agreement. Accordingly, no payments have ever been required. If Entergy Arkansas or Entergy Mississippi fails to make its Unit Power Sales Agreement payments, and System Energy is unable to obtain funds from other sources, Entergy Louisiana and Entergy New Orleans could become subject to claims or demands by System Energy or its creditors for payments or advances under the Availability Agreement (or the assignments thereof) equal to the difference between their required Unit Power Sales Agreement payments and their required Availability Agreement payments.

Reallocation Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans entered into the Reallocation Agreement relating to the sale of capacity and energy from Grand Gulf and the related costs, in which Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans agreed to assume all of Entergy Arkansas' responsibilities and obligations with respect to Grand Gulf under the Availability Agreement. FERC's decision allocating a portion of Grand Gulf 1 capacity and energy to Entergy Arkansas supersedes the Reallocation Agreement as it relates to Grand Gulf 1. Responsibility for any Grand Gulf 2 amortization amounts has been individually allocated (Entergy Louisiana-26.23%, Entergy Mississippi-43.97%, and Entergy New Orleans-29.80%) under the terms of the Reallocation Agreement. However, the Reallocation Agreement does not affect Entergy Arkansas' obligation to System Energy's lenders under the assignments referred to in the preceding paragraph. Entergy Arkansas would be liable for its share of such amounts if Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans were unable to meet their contractual obligations. No payments of any amortization amounts will be required as long as amounts paid to System Energy under the Unit Power Sales Agreement, including other funds available to System Energy, exceed amounts required under the Availability Agreement, which is expected to be the case for the foreseeable future.

Reimbursement Agreement (System Energy)

      In December 1988, System Energy entered into two entirely separate, but identical, arrangements for the sales and leasebacks of an approximate aggregate 11.5% ownership interest in Grand Gulf 1 (see
Note 10). In connection with the equity funding of the sale and leaseback arrangements, letters of credit are required to be maintained to secure certain amounts payable for the benefit of the equity investors by System Energy under the leases. The current letters of credit are effective until January 15, 2000.

      Under the provisions of a bank letter of credit reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the reimbursement agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the reimbursement agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the reimbursement agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the reimbursement agreement) of at least 1.60 times earnings. As of December 31, 1996, System Energy's equity approximated 34.79% of its adjusted capitalization, and its fixed charge coverage ratio was 2.25.

Fuel Purchase Agreements

(Entergy Arkansas and Entergy Mississippi)

      Entergy Arkansas has long-term contracts with mines in the State of Wyoming for the supply of low-sulfur coal for the White Bluff Steam Electric Generating Station and Independence (which is 25% owned by Entergy Mississippi). These contracts, which expire in 2002 and 2011, provide for approximately 85% of Entergy Arkansas' expected annual coal requirements. Additional requirements are satisfied by annual spot market purchases.

(Entergy Gulf States)

      Entergy Gulf States has a contract for a supply of low-sulfur Wyoming coal for Nelson Unit 6, which should be sufficient to satisfy the fuel requirements at Nelson Unit 6 through 2010. Cajun has advised Entergy Gulf States that Cajun has contracts that should provide an adequate supply of coal until 1999 for the operation of Big Cajun 2, Unit 3.

      Entergy Gulf States has long-term gas contracts, which will satisfy approximately 50% of its annual requirements. Such contracts generally require Entergy Gulf States to purchase in the range of 20% of expected total gas needs. Additional gas requirements are satisfied under less expensive short-term contracts. Entergy Gulf States has a transportation service agreement with a gas supplier that provides flexible natural gas service to the Sabine and Lewis Creek generating stations. This service is provided by the supplier's pipeline and salt dome gas storage facility, which has a present capacity of 12.7 billion cubic feet of natural gas.

(Entergy Louisiana)

      In June 1992, Entergy Louisiana agreed to a renegotiated 20-year natural gas supply contract. Entergy Louisiana agreed to purchase natural gas in annual amounts equal to approximately one-third of its projected annual fuel requirements for certain generating units. Annual demand charges associated with this contract are estimated to be $8.6 million through 1997, and a total of $116.6 million for the years 1998 through 2012. Entergy Louisiana recovers the cost of fuel
consumed  during  the  generation  of  electricity  through  its   fuel
adjustment clause.

Sales Agreements/Power Purchases

(Entergy Gulf States)

      In 1988, Entergy Gulf States entered into a joint venture with a primary term of 20 years with Conoco, Inc., Citgo Petroleum Corporation, and Vista Chemical Company (Industrial Participants) whereby Entergy Gulf States' Nelson Units 1 and 2 were sold to a partnership (NISCO) consisting of the Industrial Participants and Entergy Gulf States. The Industrial Participants supply the fuel for the units, while Entergy Gulf States operates the units at the discretion of the Industrial Participants and purchases the electricity produced by the units. Entergy Gulf States is continuing to sell electricity to the Industrial Participants. For the years ended December 31, 1996, 1995, and 1994, the purchases by Entergy Gulf States of electricity from the joint venture totaled $62.0 million, $58.5 million, and $59.4 million, respectively.

(Entergy Louisiana)

     Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility. During 1996, 1995, and 1994, Entergy Louisiana made payments under the contract of approximately $56.3 million, $55.7 million, and $56.3 million, respectively. If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $54 million in 1997, and a total of $3.5 billion for the years 1998 through 2031. Entergy
Louisiana recovers the costs of purchased energy through its fuel adjustment clause.

System Fuels (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans have interests in System Fuels of 35%, 33%, 19%, and 13%, respectively. The parent companies of System Fuels agreed to make loans to System Fuels to finance its fuel procurement, delivery, and storage activities. As of December 31, 1996, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans had, respectively, approximately $11 million, $14.2 million, $5.5 million, and $3.3 million in loans outstanding to System Fuels which mature in 2008.

      In addition, System Fuels entered into a revolving credit agreement with a bank that provides $45 million in borrowings to finance System Fuels' nuclear materials and services inventory. Should System Fuels default on its obligations under its credit agreement, Entergy Arkansas, Entergy Louisiana, and System Energy have agreed to purchase nuclear materials and services financed under the agreement.

Nuclear Insurance (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The Price-Anderson Act limits public liability for a single nuclear incident to approximately $8.92 billion. Protection for this liability is provided through a combination of private insurance (currently $200 million each for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy) and an industry assessment program. Under the assessment program, the maximum payment requirement for each nuclear incident would be $79.3 million per reactor, payable at a rate of $10 million per licensed reactor per incident per year. Entergy has five licensed reactors. As a co-licensee of Grand Gulf 1 with System Energy, SMEPA would share 10% of this obligation. With respect to River Bend, any assessments pertaining to this program are allocated in accordance with the respective ownership interests of Entergy Gulf States and Cajun. In addition, each owner/licensee of Entergy's five nuclear units participates in a private insurance program which provides coverage for worker tort claims filed for bodily injury caused by radiation exposure. The program provides for a maximum assessment of approximately $16 million for the five nuclear units in the event losses exceed accumulated reserve funds.

     Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy are also members of certain insurance programs that provide coverage for property damage, including decontamination and premature decommissioning expense, to members' nuclear generating plants. As of December 31, 1996, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy each was insured against such losses up to $2.75 billion. In addition, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are members of an insurance program that covers certain replacement power and business interruption costs incurred due to prolonged nuclear unit outages. Under the property damage and replacement power/business interruption insurance programs, these Entergy subsidiaries could be subject to assessments if losses exceed the accumulated funds available to the insurers. As of December 31, 1996, the maximum amounts of such possible assessments were: Entergy Arkansas - $31.1 million; Entergy Gulf States - $11.5 million; Entergy Louisiana - $24.8 million; Entergy Mississippi - $0.7 million; Entergy New Orleans - $0.4 million; and System Energy - $21.3 million. Under its agreement with System Energy, SMEPA would share in System Energy's obligation. Cajun has no share of Entergy Gulf States' obligation.

      The amount of property insurance maintained for each Entergy nuclear unit exceeds the NRC's minimum requirement for nuclear power plant licensees of $1.06 billion per site. NRC regulations provide that the proceeds of this insurance must be used, first, to place and maintain the reactor in a safe and stable condition and, second, to complete decontamination operations. Only after proceeds are dedicated for such use and regulatory approval is secured would any remaining proceeds be made available for the benefit of plant owners or their creditors.

Spent Nuclear Fuel and Decommissioning Costs (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy provide for estimated future disposal costs for spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected Entergy companies entered into contracts with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net kWh generated and sold after April 7, 1983, plus a onetime fee for generation prior to that date. Entergy Arkansas, the only Entergy company that generated electricity with nuclear fuel prior to that date, elected to pay the onetime fee plus accrued interest, no earlier than 1998, and has recorded a liability as of December 31, 1996, of approximately $117 million for generation subsequent to 1983. The fees payable to the DOE may be adjusted in the future to assure full recovery. Entergy considers all costs incurred or to be incurred, except accrued interest, for the disposal of spent nuclear fuel to be proper components of nuclear fuel expense, and provisions to recover such costs have been or will be made in applications to regulatory authorities.

      Delays have occurred in the DOE's program for the acceptance and disposal of spent nuclear fuel at a permanent repository. In a statement released February 17, 1993, the DOE asserted that it does not have a legal obligation to accept spent nuclear fuel without an operational repository for which it has not yet arranged. Entergy Operations and System Fuels joined in lawsuits against the DOE, seeking clarification of the DOE's responsibility to receive spent nuclear fuel beginning in 1998. The original suits, filed June 20, 1994, asked for a ruling stating that the Nuclear Waste Policy Act requires the DOE to begin taking title to the spent fuel and to start removing it from nuclear power plants in 1998, a mandate for the DOE's nuclear waste management program to begin accepting fuel in 1998 and court monitoring of the program, and the potential for escrow of payments to a nuclear waste fund instead of directly to the DOE. Argument in the case before a three-judge panel of the U.S. Court of Appeals was made on January 17, 1996. On July 23, 1996, the court reversed the DOE's interpretation of the 1998 obligation and unanimously ruled that the Nuclear Waste Policy Act creates an unconditional obligation to begin acceptance of spent fuel by 1998, but did not make a ruling on the remedies.

      On December 17, 1996, the DOE notified contract holders that it anticipates it will not be able to begin such acceptance until after that date. Subsequently, on January 31, 1997, Entergy Operations and a coalition of 36 electric utilities and 46 state agencies filed lawsuits to suspend payments to the Nuclear Waste Fund. The lawsuits ask the court to (i) find that the December 17, 1996 DOE letter demonstrates breach of contract on the part of the DOE; (ii) order utilities to place the Nuclear Waste Fund payments in an escrow account and not provide the funds to the DOE until it fulfills its obligation, (iii) prevent the DOE from taking adverse action against utilities that withhold payments; and (iv) order the DOE to submit a plan to the court describing how the agency intends to fulfill its obligation on an ongoing basis.

      In the meantime, all Entergy companies are responsible for their spent fuel storage. Current on-site spent fuel storage capacity at River Bend, Waterford 3, and Grand Gulf 1 is estimated to be sufficient until 2003, 2000, and 2004, respectively. Thereafter, the affected companies will provide additional storage. Current on-site spent fuel storage capacity at ANO is estimated to be sufficient until 2000. An ANO storage facility using dry casks began operation in 1996. This facility may be expanded further as required. The initial cost of providing the additional on-site spent fuel storage capability required at ANO, River Bend, Waterford 3, and Grand Gulf 1 is expected to be approximately $5 million to $10 million per unit. In addition, about $3 million to $5 million per unit will be required every two to three years subsequent to 2000 for ANO and every four to five years subsequent to 2003, 2000, and 2004 for River Bend, Waterford 3, and Grand Gulf 1, respectively, until the DOE's repository or storage facility begins accepting such units' spent fuel.

      Total decommissioning costs at December 31, 1996, for the Entergy nuclear power plants, excluding co-owner shares, have been estimated as follows:

                                                                            Total Estimated
                                                                         Decommissioning Costs
                                                                             (In Millions)
ANO 1 and ANO 2 (based on a 1994 interim update to the 1992 cost study)    $       806.3
River Bend (based on a 1996 cost study reflecting 1996 dollars)                    293.3
Waterford 3 (based on a 1994 updated study in 1993 dollars)                        320.1
Grand Gulf 1 (based on a 1994 cost study using 1993 dollars)                       365.9
                                                                           -------------
                                                                           $     1,785.6
                                                                           =============

      Entergy Arkansas and Entergy Louisiana are authorized to recover in rates amounts that, when added to estimated investment income, should be sufficient to meet the above estimated decommissioning costs for ANO and Waterford 3, respectively. In the Texas retail jurisdiction, Entergy Gulf States is recovering in rates River Bend decommissioning costs (based on the 1991 cost study that totaled $267.8 million) that, with adjustments, total $204.9 million. In the Louisiana retail jurisdiction, Entergy Gulf States is currently recovering in rates decommissioning costs (based on a 1985 cost study) which total $141 million. Entergy Gulf States included decommissioning costs (based on the 1991 study) in the LPSC rate review filed in May 1995. In October 1996, the LPSC approved Entergy Gulf States rates that include decommissioning costs based on the 1991 study. The October 1996 LPSC order has been appealed and the decommissioning costs based on the 1991 study have not yet been implemented. Entergy Gulf States included decommissioning costs, based on the 1996 study, in the LPSC rate review filed in May 1996 and in the PUCT rate review filed in November 1996. Those reviews are still ongoing. System Energy was previously recovering in rates amounts sufficient to fund $198 million (in 1989 dollars) of its Grand Gulf 1 decommissioning costs. System Energy included decommissioning costs (based on the 1994 study) in its rate increase filing with FERC. Rates requested in this proceeding were placed into effect in December 1995, subject to refund. FERC has not yet issued an order in the System Energy rate case. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy periodically review and update estimated decommissioning costs. Although Entergy is presently underrecovering for Grand Gulf and River Bend based on the above estimates, applications are periodically made to the appropriate regulatory authorities to reflect in rates any future change in projected decommissioning costs. The amounts recovered in rates are deposited in trust funds and reported at market value as quoted on nationally traded markets or as determined by widely used pricing services. These trust fund assets largely offset the accumulated decommissioning liability that is recorded as accumulated depreciation for Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana, and as other deferred credits for System Energy.

      The cumulative liabilities and actual decommissioning expenses recorded in 1996 by Entergy were as follows:

             Cumulative                               Cumulative
             Liabilities                              Liabilities
                as of       1996         1996           as of
             December 31,   Trust    Decommissioning  December 31,
                  1995    Earnings     Expenses         1996
                               (In Millions)

ANO 1 and ANO 2 $ 169.0      $11.5       $20.1          $200.6
River Bend         31.7        1.5         6.0            39.2
Waterford 3        37.4        2.8         8.8            49.0
Grand Gulf 1       39.4        2.3        19.0            60.7
                 ------      -----       -----          ------
                 $277.5      $18.1       $53.9          $349.5
                 ======      =====       =====          ======


     In 1995 and 1994, ANO's decommissioning expense was $17.7 million, and $12.2 million, respectively; River Bend's decommissioning expense was $8.1 million and $3.0 million, respectively; Waterford 3's decommissioning expense was $7.5 million and $4.8 million, respectively; and Grand Gulf 1's decommissioning expense was $5.4 million and $5.2 million, respectively. The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment. Management believes that actual decommissioning costs are likely to be higher than the estimated amounts presented above.

      The SEC has questioned certain of the financial accounting practices of the electric utility industry regarding the recognition, measurement, and classification of decommissioning costs for nuclear plants in the financial statements of electric utilities. In response to these questions, the FASB has been reviewing the accounting for decommissioning and has expanded the scope of its review to include liabilities related to the closure and removal of all long-lived assets. An exposure draft of the proposed SFAS (which proposed a 1997 effective date) was issued in February 1996. The proposed SFAS would require measurement and recognition of the liability for closure and removal of long-lived assets (including decommissioning) based on the amount of discounted future cash flows related to closure and removal costs at the time the liability was initially incurred. Those future cash flows should be determined by estimating current costs for closure and removal and adjusting for inflation, efficiencies that may be gained from experience with similar activities, and consideration of reasonable future advances in technology.

      The initial liability would be offset by an asset that should be presented with other plant costs on the financial statements because the cost of decommissioning/closing the plant would be recognized as part of the total cost of the plant asset. Changes in the decommissioning/closure cost liability resulting from changes in assumptions would be recognized with a corresponding adjustment to the plant asset, and depreciation revised prospectively. Additional increases to the liability would be recognized to reflect the increase in the discounted cash flows resulting from the passage of time. Such increases would be offset by a regulatory asset, to the extent such costs are deemed probable of future recovery.

      After receiving comments on the exposure draft, the FASB has decided that the effective date for the proposed SFAS will be later than 1997, although a final effective date has not yet been announced. The FASB is expected to issue an additional document on this issue in the second quarter of 1997, although it has not yet been decided if that document will be in the form of a final accounting standard or a revised exposure draft. If current electric utility industry accounting practices with respect to nuclear decommissioning and other closure costs are changed, annual provisions for such costs could increase, the estimated cost for decommissioning/closure could be recorded as a liability rather than as accumulated depreciation, and trust fund income from decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

     The EPAct has a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning of the DOE's past uranium enrichment operations. The decontamination and decommissioning assessments are being used to set up a fund into which contributions from utilities and the federal government will be placed. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy's annual assessments, which will be adjusted annually for inflation, are approximately $3.6 million, $0.9 million, $1.4 million, and $1.5 million (in 1996 dollars), respectively, for approximately 15 years. At December 31, 1996, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy had recorded liabilities of $36.4 million, $6.3 million, $13.8 million, and $13.6 million, respectively, for decontamination and decommissioning fees in other current liabilities and other noncurrent liabilities, and these liabilities were offset in the consolidated financial statements by regulatory assets. FERC requires that utilities treat these assessments as costs of fuel as they are amortized and are recovered through rates in the same manner as other fuel costs.

ANO Matters  (Entergy Corporation and Entergy Arkansas)

      Cracks in certain steam generator tubes at ANO 2 were discovered and repaired during an outage in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages, including the most recent forced outage in November 1996. ANO 2's output has been reduced by 23 MW due to steam generator fouling and tube plugging. The unit may be approaching the current limit for the number of steam generator tubes that can be plugged with the unit in operation. If the established limit is reached during a future outage, Entergy Operations could be required to insert sleeves in steam generator tubes that were previously plugged. On October 25, 1996, Entergy Corporation's Board of Directors authorized Entergy Operations to negotiate a contract, with appropriate cancellation provisions, for the fabrication and replacement of the steam generators at ANO 2. Entergy estimates the cost of fabrication and replacement of the steam generators to be approximately $150 million. A letter of intent for the fabrication has been signed by Entergy Operations, which includes a commitment for not more than $3.2 million, and a contract is expected to be entered into in 1997. If a formal contract to purchase the steam generators is not canceled, the steam generators will be installed during a planned refueling outage in 2000. Entergy Operations periodically meets with the NRC to discuss the results of inspections of the steam generator tubes, as well as the timing of future inspections.

Environmental Issues

(Entergy Arkansas)

      In May 1995, Entergy Arkansas was named as a defendant in a suit by Reynolds Metals Company (Reynolds), seeking to recover a share of the costs associated with the clean-up of hazardous substances at a site south of Arkadelphia, Arkansas. Reynolds alleges that it has spent $11.2 million to clean-up the site, and that the site was contaminated in part with PCBs for which Entergy Arkansas bears some responsibility. Entergy Arkansas, voluntarily, at its expense, has already completed remediation at a nearby substation site and believes that it has no liability for contamination at the site that is subject to the Reynolds suit and is contesting the lawsuit. An August 1997 trial date has been tentatively scheduled. Regardless of the outcome, Entergy Arkansas does not believe this matter would have a materially adverse effect on its financial condition or results of operations.

(Entergy Gulf States)

      Entergy Gulf States has been designated as a PRP for the clean-up of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the clean-up of these sites. Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Gulf States and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States premises. While the amounts at issue in the clean-up efforts and suits may be substantial, Entergy Gulf States believes that its results of operations and financial condition will not be materially adversely affected by the outcome of the suits. As of December 31, 1996, a remaining recorded liability of $21.4 million existed relating to the clean-up of seven sites at which Entergy Gulf States has been designated a PRP.

(Entergy Louisiana)

     During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana has determined that certain of its power plant wastewater impoundments were affected by these regulations and has chosen to upgrade or close them. As a result, a remaining recorded liability in the amount of $6.7 million existed at December 31, 1996, for wastewater upgrades and closures to be completed in 1997. Cumulative expenditures relating to the upgrades and closures of wastewater impoundments were $7.1 million as of December 31, 1996.

City Franchise Ordinances (Entergy New Orleans)

      Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to City franchise ordinances that state, among other things, the City has a continuing option to purchase Entergy New Orleans' electric and gas utility properties.

Employment Litigation

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

      Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans are defendants in numerous lawsuits described below that have been filed by former employees asserting that they were wrongfully terminated and/or discriminated against due to age, race, and/or sex. Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans are vigorously defending these suits and deny any liability to the plaintiffs. However, no assurance can be given as to the outcome of these cases.

(Entergy Corporation and Entergy Arkansas)

      Entergy Corporation and Entergy Arkansas are defendants in five suits filed in federal court on behalf of approximately 62 plaintiffs who claim they were illegally terminated from their jobs due to discrimination on the basis of age or race. One of these suits seeks class certification. A trial date is scheduled in March 1997 for one suit comprised of approximately 29 plaintiffs, and a trial date is scheduled in May 1997 for another suit comprised of approximately 18 plaintiffs. Trial dates have not been set in the other suits.

(Entergy Corporation and Entergy Gulf States)

      Entergy Corporation and Entergy Gulf States are defendants in a lawsuit involving approximately 176 plaintiffs filed in state court in Texas by former employees who claim that they lost their jobs as a result of the Merger. The plaintiffs in these cases have asserted various claims, including discrimination on the basis of age, race, and/or sex. The court has preliminarily ruled that each plaintiff's claim should be tried separately. The first case is scheduled for trial in June 1997.

(Entergy Corporation, Entergy Gulf States, and Entergy Louisiana)

     Entergy Corporation, Entergy Gulf States and Entergy Louisiana are defendants in a suit filed in federal court in Louisiana by approximately 39 plaintiffs who claim, among other things, they were wrongfully discharged from their employment on the basis of their age. No trial date has been set for this case.

(Entergy Louisiana and Entergy New Orleans)

     Entergy Louisiana and Entergy New Orleans are defendants in a suit filed in state court in Louisiana by 110 plaintiffs who seek to certify a class on behalf of all employees who allegedly were terminated or required to resign on the basis of age. The court has set a hearing for certification of the class for March 13, 1997; no trial date has been set. Entergy Louisiana and/or Entergy New Orleans also are defendants in approximately 27 other suits filed in federal or state court by plaintiffs who claim they were wrongfully discharged on the basis of age, race, or sex.

Financial Instruments

      In accordance with the debt covenants included in the financing provisions of the CitiPower acquisition, CitiPower must hedge at least 80% of its energy purchases. CitiPower's current strategy is to hedge approximately 100% of its forecasted energy purchases through contracts entered into with certain generators. These contracts mature through the year 2000.


NOTE 10.  LEASES

General

       As of December 31, 1996, Entergy had capital leases and noncancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the sale and leaseback transactions) with minimum lease payments as follows:

                                         Capital Leases

                                            Entergy         Entergy
Year                           Entergy      Arkansas      Gulf States
                                         (In Thousands)

1997                           $  27,312     $  10,953       $  12,475
1998                              27,294        10,953          12,475
1999                              27,268        10,953          12,475
2000                              25,530         9,646          12,049
2001                              23,400         9,646          11,623
Years thereafter                  99,877        52,209          47,418
                                --------------------------------------
Minimum lease payments           230,681       104,360         108,515
Less:  Amount
  representing interest           83,741        45,151          36,104
                                --------------------------------------
Present value of net
 minimum lease payments         $146,940     $  59,209       $  72,411
                                ======================================

                                             Operating Leases

                                           Entergy       Entergy     Entergy
Year                          Entergy     Arkansas     Gulf States   Louisiana
                                             (In Thousands)

1997                         $   56,232   $   23,248    $   8,040    $   5,383
1998                             55,358       20,999       11,867        4,778
1999                             52,060       19,104       11,865        4,382
2000                             47,125       17,136       11,354        3,925
2001                             43,505       17,219       11,355          504
Years thereafter                211,238       29,495       67,816        2,210
                              ------------------------------------------------
Minimum lease payments        $ 465,518    $ 127,201    $ 122,297   $   21,182
                              ================================================


     Rental expense for Entergy's leases (excluding nuclear fuel leases and the sale and leaseback transactions) amounted to approximately $59.7 million, $61.1 million, and $64.8 million in 1996, 1995, and 1994, respectively. These amounts include $26.0 million, $26.0 million, and $26.4 million, respectively, for Entergy Arkansas, $11.8 million, $13.0 million, and $15.3 million, respectively for Entergy Gulf States, and $13.7 million, $13.6 million, and $12.1 million, respectively, for Entergy Louisiana.

Nuclear Fuel Leases

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy each has arrangements to lease nuclear fuel in an aggregate amount up to $385 million as of December 31, 1996. The lessors finance the acquisition and ownership of nuclear fuel through credit agreements and the issuance of notes. These agreements are subject to annual renewal with, in Entergy Louisiana's and Entergy Gulf States' case, the consent of the lenders. The credit agreements for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy have been extended and now have termination dates of December 1999, December 1999, January 2000, and February 2000, respectively. The debt securities issued pursuant to these fuel lease arrangements have varying maturities through January 31, 1999. It is expected that the credit agreements will be extended or alternative financing will be secured by each lessor upon the maturity of the current arrangements. If extensions or alternative financing cannot be arranged, the lessee in each case must purchase sufficient nuclear fuel to allow the lessor to retire such borrowings.

      Lease payments are based on nuclear fuel use. Nuclear fuel lease expense charged to operations by the domestic utility companies in 1996, 1995, and 1994 was $158.5 million (including interest of $21.7 million), $153.5 million (including interest of $22.1 million), and $163.4 million (including interest of $27.3 million), respectively. Specifically, in 1996, 1995, and 1994 Entergy Arkansas' expense was $53.9 million, $46.8 million, and $56.2 million (including interest of $7.1 million, $6.7 million, and $7.5 million), respectively; Entergy Gulf States' expense was $27.1 million, $41.4 million, and $37.2 million (including interest of $4.2 million, $6.0 million, and $8.7 million), respectively; Entergy Louisiana's expense was $39.8 million, $30.8 million, and $32.2 million (including interest of $4.9 million, $3.7 million, and $4.3 million), respectively; System Energy's expense was $37.7 million, $34.5 million, and $37.8 million (including interest of $5.5 million, $5.7 million, and $6.8 million), respectively.

Sale and Leaseback Transactions

Waterford 3 Lease Obligations  (Entergy Louisiana)

      On September 28, 1989, Entergy Louisiana entered into three transactions for the sale (for an aggregate cash consideration of $353.6 million) and leaseback of three undivided portions of its 100% ownership interest in Waterford 3. The three undivided interests in Waterford 3 sold and leased back exclude certain transmission, pollution control, and other facilities that are part of Waterford 3. The interests sold and leased back are equivalent on an aggregate cost basis to approximately a 9.3% undivided interest in Waterford 3. Entergy Louisiana is leasing back the interests on a net lease basis over an approximate 28-year basic lease term. Entergy Louisiana has options to terminate the lease and to repurchase the interests in Waterford 3 at certain intervals during the basic lease term. Further, at the end of the basic lease term, Entergy Louisiana has an option to renew the lease or to repurchase the undivided interests in Waterford 3.

     Interests were acquired from Entergy Louisiana with funds obtained from the issuance and sale by the purchasers of intermediate-term and long-term secured lease obligation bonds. The lease payments to be made by Entergy Louisiana will be sufficient to service such debt.

      Entergy Louisiana did not exercise its option to repurchase the undivided interests in Waterford 3 in September 1994. As a result, Entergy Louisiana was required to provide collateral for the equity portion of certain amounts payable by Entergy Louisiana under the leases. Such collateral was in the form of a new series of non-interest-bearing first mortgage bonds in the aggregate principal amount of $208.2 million issued by Entergy Louisiana in September 1994.

      Upon the occurrence of certain adverse events (including lease events of default, events of loss, deemed loss events or certain adverse "Financial Events" with respect to Entergy Louisiana), Entergy Louisiana may be obligated to pay amounts sufficient to permit the termination of the lease transactions and may be required to assume the outstanding indebtedness issued to finance the acquisition of the undivided interests in Waterford 3. "Financial Events" include, among other things, failure by Entergy Louisiana, following the expiration of any applicable grace or cure periods, to maintain (1) as of the end of any fiscal quarter, total equity capital (including preferred stock) at least equal to 30% of adjusted capitalization, or (2) in respect of the 12-month period ending on the last day of any fiscal quarter, a fixed charge coverage ratio of at least 1.50. As of December 31, 1996, Entergy Louisiana's total equity capital (including preferred stock) was 46.9% of adjusted capitalization and its fixed charge coverage ratio was 3.18.

      As of December 31, 1996, Entergy Louisiana had future minimum lease payments (reflecting an overall implicit rate of 8.76%) in connection with the Waterford 3 sale and leaseback transactions, which are recorded as long-term debt, as follows (in thousands):

1997                                             $    39,805
1998                                                  41,447
1999                                                  50,530
2000                                                  47,510
2001                                                  46,015
Years thereafter                                     582,689
                                                 -----------
Total                                                807,996
Less: Amount representing interest                   454,396
                                                 -----------
Present value of net minimum lease payments       $  353,600
                                                 ===========


Grand Gulf 1 Lease Obligations (System Energy)

      On December 28, 1988, System Energy entered into two arrangements for the sale and leaseback of an aggregate 11.5% undivided ownership interest in Grand Gulf 1 for an aggregate cash consideration of $500 million. System Energy is leasing back the undivided interest on a net lease basis over a 26 1/2-year basic lease term. System Energy has options to terminate the leases and to repurchase the undivided interest in Grand Gulf 1 at certain intervals during the basic lease term. Further, at the end of the basic lease term, System Energy has an option to renew the leases or to repurchase the undivided interest in Grand Gulf 1. See Note 9 with respect to certain other terms of the transactions.

      In accordance with SFAS 98, "Accounting for Leases," due to "continuing involvement" by System Energy, the sale and leaseback arrangements of the undivided portions of Grand Gulf 1, as described above, are required to be reflected for financial reporting purposes as financing transactions in System Energy's financial statements. The amounts charged to expense for financial reporting purposes include the interest portion of the lease obligations and depreciation of the plant. However, operating revenues include the recovery of the lease payments because the transactions are accounted for as sales and leasebacks for rate-making purposes. The total of interest and depreciation expense exceeds the corresponding revenues realized during the early part of the lease term. Consistent with a recommendation contained in a FERC audit report, System Energy recorded as a deferred asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and is recording such difference as a deferred asset on an ongoing basis. The amount of this deferred asset was $93.2 million and $85.8 million as of December 31, 1996, and 1995, respectively.

      As of December 31, 1996, System Energy had future minimum lease payments (reflecting an implicit rate of 7.02%), which are recorded as long-term debt as follows (in thousands):

1997                                             $    42,753
1998                                                  42,753
1999                                                  42,753
2000                                                  42,753
2001                                                  46,803
Years thereafter                                     713,264
                                                  ----------
Total                                                931,079
Less: Amount representing interest                   434,599
                                                  ----------
Present value of net minimum lease payments       $  496,480
                                                  ==========



NOTE   11.   POSTRETIREMENT  BENEFITS  (Entergy  Corporation,   Entergy
Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Pension Plans

     Entergy has two postretirement benefit plans, "Entergy Corporation Retirement Plan for Non-Bargaining Employees" and "Entergy Corporation Retirement Plan for Bargaining Employees", covering substantially all of its employees. The pension plans are noncontributory and provide pension benefits that are based on employees' credited service and compensation during the final years before retirement. Entergy Corporation and its subsidiaries fund pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plans include common and preferred stocks, fixed income securities, interest in a money market fund, and insurance contracts. Prior to January 1, 1995, all of Entergy's non-bargaining employees were generally included in a plan sponsored by the Entergy company where they were employed. However, Entergy New Orleans was a participating employer in a plan sponsored by Entergy Louisiana. Effective January 1, 1995, these employees became participants in a new plan with provisions substantially identical to their previous plan.

     Total 1996, 1995, and 1994 pension cost of Entergy Corporation and its subsidiaries, including amounts capitalized, included the following components (in thousands):

             1996                            Entergy     Entergy     Entergy      Entergy      Entergy      System
                                  Entergy    Arkansas  Gulf States  Louisiana   Mississippi  New Orleans    Energy
Service cost - benefits earned
  during the period                 $31,584     $7,605      $5,852      $4,684        $2,157       $1,147      $2,658
Interest cost on projected
  benefit obligation                 84,303     24,540      20,952      15,735         9,462        2,973       2,645
Actual return on plan assets       (163,520)   (41,183)    (47,416)    (41,219)      (17,767)      (1,826)     (4,146)
Net amortization and deferral        71,260     14,015      18,732      20,313         6,382           88         526
                                   ----------------------------------------------------------------------------------
Net pension cost (income)           $23,627     $4,977     ($1,880)      ($487)         $234       $2,382      $1,683
                                   ==================================================================================

             1995                             Entergy     Entergy     Entergy     Entergy     Entergy     System
                                  Entergy    Arkansas   Gulf States  Louisiana  Mississippi New Orleans   Energy
Service cost - benefits earned      $29,282      $7,786       $6,686     $4,143      $2,152      $1,158      $2,260
  during the period
Interest cost on projected           80,794      24,372       21,098     15,111       9,240       2,680       2,230
  benefit obligation
Actual return on plan assets       (261,864)    (71,807)     (82,624)   (53,348)    (30,443)     (1,614)     (8,827)
Net amortization and deferral       178,345      47,766       53,921     34,902      20,081          64       5,510
                                   --------------------------------------------------------------------------------
Net pension cost (income)           $26,557      $8,117        ($919)      $808      $1,030      $2,288      $1,173
                                   ================================================================================



             1994                           Entergy     Entergy     Entergy     Entergy     Entergy     System
                                 Entergy    Arkansas  Gulf States  Louisiana  Mississippi New Orleans   Energy
Service cost - benefits earned     $35,712     $8,854       $9,497     $5,441      $2,484      $1,502     $2,619
  during the period
Interest cost on projected          77,943     22,651       21,335     14,473       8,648       2,740      2,148
  benefit obligation
Actual return on plan assets        10,381        365        6,785      2,024       1,507           -        498
Net amortization and deferral      (96,893)   (24,474)     (39,405)   (19,981)    (11,843)       (970)    (3,535)
Other                               17,963          -       17,963          -           -           -          -
                                   -----------------------------------------------------------------------------
Net pension cost                   $45,106     $7,396      $16,175     $1,957        $796      $3,272     $1,730
                                   =============================================================================

      The funded status of Entergy's various pension plans as of December 31, 1996, and 1995 was (in thousands):

              1996                             Entergy     Entergy     Entergy     Entergy     Entergy      System
                                   Entergy    Arkansas   Gulf States  Louisiana  Mississippi New Orleans    Energy
Actuarial present value of
  accumulated pension
  plan obligation:
    Vested                        $1,027,307    $296,181    $287,201    $193,183    $117,142      $34,466    $25,195
    Nonvested                          4,775       1,345         748         697         154           29        655
                                  ----------------------------------------------------------------------------------
Accumulated benefit obligation     1,032,082     297,526     287,949     193,880     117,296       34,495     25,850
                                  ----------------------------------------------------------------------------------

Plan assets at fair value          1,359,614     374,849     397,749     282,470     150,616       22,017     43,943
Projected benefit obligation       1,196,925     338,307     315,781     217,711     129,578       41,511     38,401
                                  ----------------------------------------------------------------------------------
Plan assets in excess of             162,689      36,542      81,968      64,759      21,038      (19,494)     5,542
  (less than) projected benefit
  obligation
Unrecognized prior service cost       36,131      14,882      11,964       5,911       4,894        1,965      1,100
Unrecognized transition asset        (39,504)    (11,679)     (9,550)    (14,037)     (6,252)        (767)    (5,291)
Unrecognized net loss (gain)        (180,525)    (55,536)   (132,832)    (61,130)    (23,769)       9,897     (4,502)
                                  ----------------------------------------------------------------------------------
Accrued pension liability           ($21,209)   ($15,791)   ($48,450)    ($4,497)    ($4,089)     ($8,399)   ($3,151)
                                  ==================================================================================


             1995                           Entergy     Entergy     Entergy     Entergy     Entergy      System
                                 Entergy    Arkansas  Gulf States  Louisiana  Mississippi New Orleans    Energy
Actuarial present value of
  accumulated pension
  plan obligation:
    Vested                        $989,509   $298,358     $256,173   $192,697    $116,851      $44,324    $23,692
    Nonvested                        4,555      1,342          792        705         147           29        640
                                  -------------------------------------------------------------------------------
Accumulated benefit obligation     994,064    299,700      256,965    193,402     116,998       44,353     24,332
                                  -------------------------------------------------------------------------------
Plan assets at fair value        1,224,594    337,929      374,010    245,521     140,513       18,658     41,951
Projected benefit obligation     1,156,831    341,946      289,666    218,715     129,180       51,699     36,491
                                  -------------------------------------------------------------------------------
Plan assets in excess of            67,763     (4,017)      84,344     26,806      11,333      (33,041)     5,460
  (less than) projected benefit
  obligation
Unrecognized prior service cost     35,946     15,042       12,021      6,469       4,883        2,224      1,180
Unrecognized transition asset      (46,856)   (14,015)     (11,937)   (16,845)     (7,502)        (963)    (5,887)
Unrecognized net loss (gain)       (94,618)   (23,545)    (135,303)   (28,060)    (13,832)       22,751    (3,074)
                                  -------------------------------------------------------------------------------
Accrued pension liability         ($37,765)  ($26,535)    ($50,875)  ($11,630)    ($5,118)     ($9,029)   ($2,321)
                                  ===============================================================================

      The significant actuarial assumptions used in computing the information above for 1996, 1995, and 1994 were as follows: weighted-average discount rate, 7.75% for 1996, 7.5% for 1995, and 8.5% for 1994, weighted-average rate of increase in future compensation levels, 4.6% for 1996 and 1995, and 5.1% for 1994; and expected long-term rate of return on plan assets, 9.0% for 1996, and 8.5% for 1995 and 1994. Transition assets of Entergy are being amortized over the greater of the remaining service period of active participants or 15 years.

      In 1994, Entergy Gulf States recorded an $18.0 million charge related to early retirement programs in connection with the Merger, of which $15.2 million was expensed.

Other Postretirement Benefits

      Entergy also provides certain health care and life insurance benefits for retired employees. Substantially all employees may become eligible for these benefits if they reach retirement age while still working for Entergy.

     Effective January 1, 1993, Entergy adopted SFAS 106 which required a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. Entergy Arkansas and Entergy Louisiana continue to fund these benefits on a pay-as-you-go basis. Entergy Gulf States continues to fund a portion of these benefits regulated by the LPSC and FERC on a pay-as-you-go basis. During 1994, pursuant to regulatory directives, Entergy Mississippi and Entergy New Orleans began to fund their postretirement benefit obligations. In 1996, Entergy Gulf States and System Energy began to fund their postretirement benefit obligations pursuant to 1995 regulatory directives issued by the PUCT and FERC, respectively. System Energy is funding on behalf of Entergy Operations those postretirement benefits associated with Grand Gulf 1. The assets of the various postretirement benefit plans other than pensions include common stocks, fixed income securities, and a money market fund. At January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $241.4 million and $128 million for Entergy (other than Entergy Gulf States) and for Entergy Gulf States, respectively. Such obligations are being amortized over a 20-year period beginning in 1993.

      The domestic utility companies have sought approval, in their respective regulatory jurisdictions, to implement the appropriate accounting requirements related to SFAS 106 for ratemaking purposes. Entergy Arkansas has received an order permitting deferral, as a regulatory asset, of the difference between its annual cash expenditures for postretirement benefits other than pensions and the SFAS 106 accrual, for up to a five-year period commencing January 1, 1993. Entergy Mississippi is expensing its SFAS 106 costs, which are reflected in rates pursuant to an order from the MPSC in connection with Entergy Mississippi's formulary incentive rate plan (see Note 2). The LPSC ordered Entergy Gulf States and Entergy Louisiana to continue the use of the pay-as-you-go method for ratemaking purposes for postretirement benefits other than pensions, but the LPSC retains the flexibility to examine individual companies' accounting for postretirement benefits to determine if special exceptions to this order are warranted. Entergy New Orleans is expensing its SFAS 106 costs. Pursuant to resolutions adopted in November 1993 by the Council related to the Merger, Entergy New Orleans' SFAS 106 expenses through October 31, 1996, were allowed by the Council for purposes of evaluating the appropriateness of Entergy New Orleans' rates. Pursuant to the PUCT's May 26, 1995, amended order, Entergy Gulf States is currently collecting its SFAS 106 costs in rates.

      Total 1996, 1995, and 1994 postretirement benefit cost of Entergy Corporation and its subsidiaries, including amounts capitalized and deferred, included the following components (in thousands):

             1996                           Entergy     Entergy     Entergy     Entergy       Entergy
                                 Entergy    Arkansas  Gulf States  Louisiana  Mississippi   New Orleans
Service cost - benefits earned
  during the period                $14,351     $3,128       $3,476    $2,155        $1,081           $661
Interest cost on APBO               26,133      5,580        8,164     4,283         2,171          3,085
Actual return on plan assets        (1,654)         -         (388)        -          (479)          (681)
Net amortization and deferral       14,214      3,397        5,370     2,694         1,458          1,977
                                   ----------------------------------------------------------------------
Net postretirement benefit cost    $53,044    $12,105      $16,622    $9,132        $4,231         $5,042
                                   ======================================================================

              1995                          Entergy    Entergy     Entergy     Entergy       Entergy
                                  Entergy  Arkansas  Gulf States  Louisiana  Mississippi   New Orleans
Service cost - benefits earned     $10,797    $2,777      $1,864      $2,047         $909          $650
  during the period
Interest cost on APBO               25,629     5,398       8,526       4,215        1,969         3,258
Actual return on plan assets          (759)        -           -           -         (245)         (514)
Net amortization and deferral       11,023     2,702       4,477       2,121          988         1,876
                                   --------------------------------------------------------------------
Net postretirement benefit cost    $46,690   $10,877     $14,867      $8,383       $3,621        $5,270
                                   ====================================================================

              1994                          Entergy     Entergy    Entergy     Entergy      Entergy
                                  Entergy   Arkansas  Gulf States Louisiana  Mississippi  New Orleans
Service cost - benefits earned     $11,863     $3,080      $2,169     $2,433         $876         $813
  during the period
Interest cost on APBO               23,312      5,510       6,449      4,422        1,833        3,502
Net amortization and deferral        9,891      3,833       2,832      3,066        1,122        2,569
                                   --------------------------------------------------------------------
Net postretirement benefit cost    $45,066    $12,423     $11,450     $9,921       $3,831       $6,884
                                   ====================================================================



     The funded status of Entergy's postretirement plans as of December 31, 1996, and 1995, was (in thousands):

                 1996                               Entergy     Entergy     Entergy     Entergy      Entergy
                                         Entergy    Arkansas  Gulf States  Louisiana  Mississippi  New Orleans
Actuarial present value of accumulated
  postretirement benefit obligation:
    Retirees                              $263,504    $56,945      $90,450    $44,083      $21,639     $36,613
    Other fully eligible participants       28,507      5,599        5,728      4,063        2,753       1,694
    Other active participants               73,188     15,505       16,623     11,553        5,837       3,630
                                        ----------------------------------------------------------------------
Accumulated benefit obligation             365,199     78,049      112,801     59,699       30,229      41,937
Plan assets at fair value                   37,970          -       15,528         -         7,517      12,647
                                        ----------------------------------------------------------------------
Plan assets less than APBO                (327,229)   (78,049)     (97,273)   (59,699)     (22,712)    (29,290)
Unrecognized transition obligation         183,557     63,252       92,853     47,546       24,031      42,861
Unrecognized net loss (gain)/other          (5,032)   (13,414)     (13,859)    (7,726)      (3,221)    (11,704)
                                        ----------------------------------------------------------------------
Accrued postretirement benefit asset     ($148,704)  ($28,211)    ($18,279)  ($19,879)     ($1,902)     $1,867
  (liability)                           ======================================================================


                 1995                                 Entergy      Entergy     Entergy      Entergy     Entergy
                                         Entergy      Arkansas   Gulf States  Louisiana   Mississippi New Orleans
Actuarial present value of accumulated
  postretirement benefit obligation:
    Retirees                               $244,192      $46,633    $101,698      $36,262     $15,957      $33,652
    Other fully eligible participants        48,393        9,161      17,334        7,614       4,619        3,215
    Other active participants                71,464       16,745      15,980       13,288       5,692        4,306
                                        --------------------------------------------------------------------------
Accumulated benefit obligation              364,049       72,539     135,012       57,164      26,268       41,173
Plan assets at fair value                    15,494      -            -           -             5,151       10,343
                                        --------------------------------------------------------------------------
Plan assets less than APBO                 (348,555)     (72,539)   (135,012)     (57,164)    (21,117)     (30,830)
Unrecognized transition obligation          204,348       67,206     107,975       50,517      25,533       45,539
Unrecognized net loss (gain)/other           (1,639)     (16,757)       (617)      (8,556)     (6,179)     (13,835)
                                        --------------------------------------------------------------------------
Accrued postretirement benefit asset      ($145,846)    ($22,090)   ($27,654)    ($15,203)    ($1,763)        $874
  (liability)                           ==========================================================================



     The assumed health care cost trend rate used in measuring the APBO of Entergy was 7.6% for 1997, gradually decreasing each successive year until it reaches 5.0% in 2005. A one percentage-point increase in the assumed health care cost trend rate for each year would have increased the APBO of Entergy, as of December 31, 1996, by 11.5% (Entergy
Arkansas-11.8%,  Entergy  Gulf States-10.4%,  Entergy  Louisiana-11.8%,
Entergy Mississippi-12.2% and Entergy New Orleans-10.0%), and the sum of the service cost and interest cost by approximately 14.2% (Entergy
Arkansas-15.0%,  Entergy  Gulf States-12.8%,  Entergy  Louisiana-14.4%,
Entergy Mississippi-14.4% and Entergy New Orleans-12.8%). The assumed discount rate and rate of increase in future compensation used in determining the APBO were 7.75% for 1996, 7.5% for 1995, and 8.5% for 1994, and 4.6% for 1996 and 1995, and 5.1% for 1994, respectively. The expected long-term rate of return on plan assets was 9.0% for 1996, and 8.5% for 1995 and 1994.


NOTE  12.  RESTRUCTURING COSTS  (Entergy Corporation, Entergy Arkansas,
Entergy  Gulf  States,  Entergy  Louisiana,  Entergy  Mississippi,  and
Entergy New Orleans)

     In 1994, 1995, and 1996, Entergy implemented various restructuring programs to reduce the number of employees and consolidate offices  and
facilities.   The  programs were designed to reduce costs  and  improve
operating efficiencies in order to enable Entergy to become a  low-cost
producer.   The balances as of December 31, 1994, 1995, and  1996,  for restructuring  liabilities associated with  these  programs  are  shown below  by company along with the actual termination benefits paid under the programs.



                       Liability  Additional  Payments Liability  Additional Payments  Liability
                         as of       1995     Made in    as of      1996     Made in     as of
Company                12/31/94    Charges      1995    12/31/95   Charges     1996     12/31/96
Entergy Arkansas           $12.2      $16.2   ($20.1)      $8.3       $0.3    ($7.8)       $0.8
Entergy Gulf States          6.5       13.1    (14.2)       5.4        0.8     (5.4)        0.8
Entergy Louisiana            6.8        6.4    (11.0)       2.2        0.4     (2.6)          -
Entergy Mississippi          6.2        2.9     (6.6)       2.5      (1.7)     (0.8)          -
Entergy New Orleans          3.4        0.2     (3.0)       0.6          -     (0.6)          -
Other                          -        9.6     (4.4)       5.2        1.6     (5.2)        1.6
                           -----      -----   ------      -----       ----   ------        ----
Total                      $35.1      $48.4   ($59.3)     $24.2       $1.4   ($22.4)       $3.2
                           =====      =====   ======      =====       ====   ======        ====

      The restructuring charges shown above primarily included employee severance costs related to the expected termination of approximately 2,774 employees in various groups. As of December 31, 1996, 2,723 employees had either been terminated or accepted voluntary separation packages under the restructuring plan.

      In December 1996, Entergy recorded $21.3 million of restructuring charges (of which $18 million was recorded by Entergy Services) associated with the transition to competition.

      Additionally, Entergy recorded $24.3 million in 1994 (of which $23.8 million was recorded by Entergy Gulf States) and $1.6 million in 1996 for remaining severance and augmented retirement benefits related to the Merger. Actual termination benefits paid under the program during 1995 and 1996 amounted to $21.6 million, and $3.4 million, respectively. At December 31, 1996, the total remaining liability for expected future Merger-related outlays was approximately $1 million.


NOTE 13.  ACQUISITIONS (Entergy Corporation)

CitiPower

      On January 5, 1996, Entergy Corporation finalized its acquisition of CitiPower, an electric distribution company serving Melbourne, Australia, and surrounding suburbs. The purchase price of CitiPower was approximately $1.2 billion, of which $294 million represented an equity investment by Entergy Corporation, and the remainder represented debt. Entergy Corporation funded the majority of the equity portion of the investment by drawing down $230 million of its $300 million bank revolving credit facility, which was subsequently repaid throughout the course of the year.

      CitiPower is one of five electric distribution businesses in the state of Victoria. CitiPower's distribution area covers approximately 10% of Victoria's population. During the twelve months ended December 31, 1996, CitiPower supplied approximately 4.2 million MWh of electricity to over 238,000 customer sites. Approximately 37,000, or 15%, of these sites were commercial customers.

     The cost of the CitiPower license is being amortized on a straight-
line  basis  over a 40 year period beginning January 5,  1996.   As  of
December  31,  1996, the unamortized balance of the  license  was  $606 million.

      In accordance with the purchase method of accounting, the results of operations for Entergy Corporation reported in its Statements of Consolidated Income and Cash Flows do not reflect CitiPower's results of operations for any period prior to January 5, 1996. The pro forma combined revenues, net income, earnings per common share before the cumulative effect of accounting change, and earnings per common share of Entergy Corporation presented below give effect to the acquisition as if it had occurred on January 1, 1995. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated for the period for which it is being given effect.

                                              Twelve Months Ended
                                               December 31, 1995
                                        (In Thousands of U.S. dollars,
                                               Except Share Data)

   Operating revenues                           $ 6,690,406
   Net income                                   $   503,880
   Earnings per average common share
     before cumulative effect of accounting     $      2.06
     change
   Earnings per average common share            $      2.21

      CitiPower's results of operations for the twelve months ended December 31, 1996, (beginning on January 5, 1996, at the date of acquisition) are included in Entergy Corporation's Consolidated Financial Statements and are stated separately below:

                                               Twelve Months Ended
                                                 December 31, 1996
                                           (In Thousands of U.S. dollars)

          Operating revenues                        $384,803
          Operating expenses                        $308,916
          Interest charges                          $ 77,545


Other

      During  1996,  Entergy  acquired several security  companies  and
assets   of   other  security  companies  for  a  purchase   price   of
approximately $83 million.


NOTE 14. TRANSACTIONS WITH AFFILIATES (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The various domestic utility companies purchase electricity from and/or sell electricity to other domestic utility companies, System Energy, and Entergy Power (in the case of Entergy Arkansas) under rate schedules filed with FERC. In addition, the domestic utility companies and System Energy purchase fuel from System Fuels, receive technical, advisory, and administrative services from Entergy Services, and receive management and operating services from Entergy Operations.

      As described in Note 1, all of System Energy's operating revenues consist of billings to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

      The tables below contain the various affiliate transactions among the domestic utility companies and System Entergy (in millions).

                         Intercompany Revenues

        Entergy     Entergy     Entergy     Entergy      Entergy    System
       Arkansas   Gulf States  Louisiana  Mississippi  New Orleans  Energy

 1996  $282.7      $21.2        $5.6       $65.9         $2.6       $623.6
 1995  $195.5      $62.7        $1.6       $43.3         $3.2       $605.6
 1994  $232.6      $44.4        $1.0       $45.8         $2.1       $475.0

                    Intercompany Operating Expenses

        Entergy      Entergy     Entergy     Entergy      Entergy     System
      Arkansas(1)  Gulf States  Louisiana  Mississippi  New Orleans   Energy

1996    $346.7       $395.7      $331.3      $294.6       $185.9       $ 8.6
1995    $316.0       $266.5      $335.5      $262.6       $164.4       $ 6.5
1994    $310.7       $296.9      $365.8      $280.2       $170.1       $10.5

(1)Includes $38.8 million in 1996, $31.0 million in 1995, and $25.7 million in 1994 for power purchased from Entergy Power.

      Operating Expenses Paid or Reimbursed to Entergy Operations

                      Entergy      Entergy     Entergy    System
                     Arkansas    Gulf States  Louisiana   Energy

              1996   $163.3        $133.7       $ 97.7     $ 98.1
              1995   $189.8        $129.1       $122.6     $116.9
              1994   $221.2        $210.2       $152.5     $179.6

       In addition, certain materials and services required for fabrication of nuclear fuel are acquired and financed by System Fuels and then sold to System Energy as needed. Charges for these materials and services, which represent additions to nuclear fuel, amounted to approximately $44.7 million in 1996, $51.5 million in 1995, and $26.4 million in 1994.


NOTE 15.  BUSINESS SEGMENT INFORMATION  (Entergy New Orleans)

      Entergy New Orleans supplies electric and natural gas services in the City. Entergy New Orleans' segment information follows:

                                  1996                  1995                    1994
                           Electric    Gas       Electric     Gas         Electric     Gas
                                                  (In Thousands)
Operating revenues         $403,254  $101,023    $390,002    $80,276     $360,430    $87,357
Revenue from sales to
unaffiliated customers (1) $400,605  $101,023    $386,785    $80,276     $358,369    $87,357
Operating income
 before income taxes       $ 51,937  $  5,641    $ 61,092    $ 9,638     $ 23,976    $ 9,387
Net utility plant          $214,106  $ 63,865    $204,407    $65,236     $209,901    $67,875
Depreciation expense       $ 16,525  $  3,342    $ 15,858    $ 3,290     $ 15,743    $ 3,310
Construction expenditures  $ 23,411  $  4,545    $ 21,729    $ 6,107     $ 16,997    $ 5,780

(1) Entergy New Orleans' intersegment transactions are not material (less than 1% of sales to unaffiliated customers).


NOTE 16.  SUBSEQUENT EVENT (UNAUDITED)

Acquisition of London Electricity plc (Entergy Corporation)

      On December 18, 1996, Entergy made a formal cash offer to acquire London Electricity for $2.1 billion. London Electricity is a regional electric company serving approximately two million customers in the metropolitan area of London, England. The offer was approved by authorities in the United Kingdom and as of February 7, 1997, the offer was made unconditional and Entergy, through an English subsidiary, controlled over 90% of the common shares of London Electricity. Through procedures available under applicable law, Entergy expects to gain control of 100% of the common shares of London Electricity. The acquisition was financed with $1.7 billion of debt that is non-recourse to Entergy Corporation, and $392 million of equity provided by Entergy Corporation from available cash and borrowings under its $300 million line of credit.



NOTE 17.  QUARTERLY FINANCIAL DATA (UNAUDITED)
          (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The business of the domestic utility companies and System Energy is subject to seasonal fluctuations with the peak period occurring during the third quarter. Operating results for the four quarters of 1996 and 1995 were:

Operating Revenue
                                Entergy      Entergy   Entergy     Entergy     Entergy    System
                    Entergy    Arkansas   Gulf States Louisiana  Mississippi New Orleans  Energy
                                    (In Thousands)
1996:
  First Quarter    $1,603,384   $383,081   $ 456,631   $417,767   $203,902   $127,280   $156,424
  Second Quarter    1,852,525    467,990     525,567    457,847    247,479    127,829    160,369
  Third Quarter     2,138,273    529,276     592,130    549,295    297,118    150,937    154,467
  Fourth Quarter    1,569,344    363,086     444,853    403,958    209,931     98,231    152,360
1995:
  First Quarter     1,337,400    339,596     399,346    353,462    180,559    104,494    151,664
  Second Quarter    1,564,917    412,164     479,609    406,575    223,156    112,666    158,632
  Third Quarter     1,955,019    530,448     540,287    529,458    280,339    146,720    144,758
  Fourth Quarter    1,429,870    366,025     442,732    385,380    205,789    106,398    150,585

Operating Income (Loss)
                               Entergy   Entergy   Entergy    Entergy     Entergy    System
                    Entergy   Arkansas Gulf States Louisiana Mississippi New Orleans Energy
                                              (In Thousands)
1996:
  First Quarter     $342,403   $41,955   $ 77,058   $95,166   $30,470   $15,752    $82,938
  Second Quarter     500,017   105,237    118,420   119,736    57,283    19,608     82,894
  Third Quarter      599,704   131,319    152,022   155,755    54,696    28,319     75,270
  Fourth Quarter     236,597    31,639     64,398    65,789    22,147    (6,101)    75,937
1995:
  First Quarter      258,441    26,343     47,209    88,013    25,633    14,138     79,377
  Second Quarter     434,623    91,180    111,918   115,637    43,523    17,420     80,704
  Third Quarter      606,104   132,264    154,268   181,171    57,717    31,000     76,719
  Fourth Quarter     218,158    22,080     48,269    63,934    23,515     8,172     76,905

Net Income (Loss)
                                  Entergy    Entergy   Entergy    Entergy     Entergy    System
                      Entergy    Arkansas  Gulf States Louisiana Mississippi New Orleans Energy
                                              (In Thousands)
1996:
  First Quarter       $(87,072)   $19,268   $(152,257)  $40,530   $12,924   $ 8,035    $23,530
  Second Quarter       188,323     55,712      47,140    55,385    29,819    10,360     23,382
  Third Quarter        279,881     70,791      90,965    77,302    28,205    15,221     24,749
  Fourth Quarter        38,895     12,027      10,265    17,545     8,263    (6,840)    27,007
1995:
  First Quarter         90,392     46,129       3,635    36,062     9,774     6,245     22,565
  Second Quarter       162,703     47,844      43,353    53,082    20,578     8,688     23,802
  Third Quarter        263,118     73,963      68,112    92,819    29,228    16,862     23,366
  Fourth Quarter         3,767      4,144       7,819    19,574     9,087     2,591     23,306

Earnings (Loss) per Average Common Share (Entergy Corporation)

                                   1996        1995

          First Quarter           $(0.38)      $0.40
          Second  Quarter         $ 0.83       $0.71
          Third Quarter           $ 1.22       $1.16
          Fourth Quarter (b)      $ 0.16       $0.02

(a)See Note 12 for information regarding the recording of certain restructuring costs in 1995.
(b)The fourth quarter of 1995 reflects an increase in net income of $35.4 million (net of income taxes of $22.9 million) and an increase in earnings per share of $.15 due to the recording of the cumulative effect of the change in accounting method for incremental nuclear refueling outage maintenance costs. See Note 1 for a discussion of the change in accounting method.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

     No event that would be described in response to this item has occurred with respect to Entergy, System Energy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, or Entergy New Orleans.


                                 PART III

Item 10. Directors and Executive Officers of the Registrants (Entergy Corporation, Entergy Gulf States, Entergy Mississippi, Entergy New Orleans, and System Energy)

      All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report.

ENTERGY CORPORATION

Directors

      Information required by this item concerning directors of Entergy Corporation is set forth under the heading "Election of Directors" contained in the Proxy Statement of Entergy Corporation, (the "Proxy Statement"), to be filed in connection with its Annual Meeting of
Stockholders  to  be  held   May  9,  1997,  ("Annual  Meeting"),  and   is
incorporated herein by reference. Information required by this item concerning officers and directors of the remaining registrants is reported as of December 31, 1996.


         Name            Age         Position                         Period
Officers
Edwin Lupberger (a)      60  Chairman of the Board, Chief           1985-Present
                              Executive Officer, and Director
                              of  Entergy Corporation
                             Chairman of the Board and Chief        1993-Present
                              Executive Officer of Entergy
                              Arkansas, Entergy Louisiana,
                              Entergy Mississippi, and Entergy
                              New Orleans
                             Chairman of the Board, Chief           1994-Present
                              Executive Officer and Director
                              of Entergy Gulf States
                             Chairman of the Board and              1996-Present
                              Director of Entergy Integrated
                              Solutions
                             Chairman of the Board of System        1986-Present
                              Energy and Entergy Enterprises
                             Chairman of the Board of Entergy       1990-Present
                              Operations
                             Chairman of the Board of Entergy       1985-Present
                              Services
                             Chief Executive Officer of             1991-Present
                              Entergy Services
                             Chief Executive Officer of             1993-Present
                              Entergy Power,  Entergy Power
                              Development Corporation, and
                              Entergy-Richmond Power
                              Corporation
                             Chief Executive Officer of             1994-Present
                              Entergy Pakistan, Ltd. and
                              Entergy Power Asia, Ltd.
                             Chief Executive Officer of EP          1995-Present
                              Edegel, Inc., Entergy Power
                              Development International
                              Corporation, Entergy Power
                              Holding II, Ltd., Entergy Power
                              Marketing Corporation, Entergy
                              Power Operations Corporation,
                              Entergy Power Operations
                              Holdings, Ltd., Entergy Power
                              Operations Pakistan LDC, Entergy
                              Victoria LDC, Entergy Victoria
                              Holdings LDC, EPG Cayman Holding
                              I, EPG Cayman Holding II,
                              Entergy Power CBA Holding, Ltd.,
                              and Entergy Power Edesur
                              Holding, Ltd.
                             Chief Executive Officer of             1996-Present
                              Entergy Power International
                              Holdings Corporation and Entergy
                              Mexico Ltd.
                             President of Entergy Corporation       1995-Present
                             President of Entergy Services and      1994-Present
                              Entergy Enterprises
                             Director of Entergy Arkansas,          1986-Present
                              Entergy Louisiana, Entergy
                              Mississippi, Entergy New
                              Orleans, and System Energy
                             Director of Entergy Operations         1994-Present
                              and Entergy Services
                             Director of Entergy Enterprises        1984-Present
                             Chief Executive Officer of             1995-1996
                              Entergy Edegel I, Inc., Entergy
                              Power Holding I, Ltd., and
                              Entergy Yacyreta I, Inc.
                             Chairman of the Board of Entergy       1990-1993
                              Power
                             Chief Executive Officer of             1991-1994
                              Entergy Enterprises
                             Director of System Fuels               1986-1992
Jerry L. Maulden         60  Vice Chairman of Entergy               1995-Present
                              Corporation
                             Vice Chairman and Chief Operating      1993-Present
                              Officer of Entergy Arkansas,
                              Entergy Gulf States, Entergy
                              Louisiana, Entergy Mississippi,
                              and Entergy  New Orleans
                             Vice Chairman of Entergy Services      1992-Present
                             Director of Entergy Arkansas           1979-Present
                             Director of Entergy Gulf States        1993-Present
                             Director of Entergy Louisiana and      1991-Present
                              Entergy New Orleans
                             Director of Entergy Mississippi        1988-Present
                             Director of Entergy Operations         1990-Present
                             Director of System Energy              1987-Present
                             Director of Entergy Services           1979-Present
                             Chairman of the Board of Entergy       1989-1993
                              Arkansas
                             Chairman of the Board and Chief        1991-1993
                              Executive Officer of Entergy
                              Louisiana and Entergy New
                              Orleans
                             Chairman of the Board and Chief        1989-1993
                              Executive Officer of Entergy
                              Mississippi
                             Chief Executive Officer of             1979-1993
                              Entergy Arkansas
                             President and Chief Operating          1993-1995
                              Officer of Entergy Corporation
                             Group President, System Executive      1991-1993
                              - Transmission, Distribution,
                              and Customer Service of Entergy
                              Corporation
                             Group President, System Executive      1991-1992
                              - Transmission, Distribution,
                              and Customer Service of Entergy
                              Services
                             Director of System Fuels               1979-1992
Jerry D. Jackson         52  Executive Vice President -             1994-Present
                              External Affairs of Entergy
                              Corporation
                             Executive Vice President -             1995-Present
                              External Affairs of Entergy
                              Arkansas, Entergy Gulf States,
                              Entergy Louisiana, Entergy
                              Mississippi, and Entergy New
                              Orleans
                             Executive Vice President -             1994-Present
                              External Affairs of Entergy
                              Services
                             Director of Entergy Arkansas,          1992-Present
                              Entergy Louisiana, Entergy
                              Mississippi, and Entergy New
                              Orleans
                             Director of Entergy Gulf States        1994-Present
                             Director of Entergy Services           1990-Present
                             Director of Entergy Enterprises        1996-Present
                             Executive Vice President of            1994-1995
                              Marketing for Entergy
                              Corporation
                             Executive Vice President -             1995-1995
                              Marketing of Entergy Arkansas,
                              Entergy Gulf States, Entergy
                              Louisiana, Entergy Mississippi,
                              and Entergy New Orleans
                             Executive Vice President -             1994-1995
                              Marketing of Entergy Services
                             President and Chief                    1992-1994
                              Administrative Officer of
                              Entergy Services
                             President of Entergy Enterprises       1991-1992
                             Executive Vice President -             1990-1994
                              Finance and External Affairs of
                              Entergy Corporation
                             Executive Vice President -             1992-1994
                              Finance and External Affairs and
                              Secretary of Entergy Arkansas,
                              Entergy Louisiana, Entergy
                              Mississippi, and Entergy New
                              Orleans
                             Executive Vice President -             1993-1994
                              Finance and External Affairs of
                              Entergy Gulf States
                             Executive Vice President -             1990-1992
                              Finance and External Affairs of
                              Entergy Services
                             Secretary of Entergy Corporation       1991-1994
                             Secretary of Entergy Gulf States       1994-1995
                             Director of System Energy              1993-1995
                             Director of Entergy Power and          1990-1992
                              Entergy Enterprises
Donald  C. Hintz         54  Executive Vice President and           1994-Present
                              Chief Nuclear Officer of Entergy
                              Corporation
                             Executive Vice President -             1994-Present
                              Nuclear of Entergy Arkansas,
                              Entergy Gulf States, and Entergy
                              Louisiana
                             Executive Vice President of            1996-Present
                              Nuclear for Entergy Services
                             Chief Executive Officer and            1992-Present
                              President of System Energy and
                              Entergy Operations
                             Director of Entergy Arkansas,          1992-Present
                              Entergy Louisiana, Entergy
                              Mississippi, System Energy,
                              System Fuels, and Entergy
                              Services
                             Director of Entergy Gulf States        1993-Present
                             Director of Entergy Operations         1990-Present
                             Director of GSG&T, Prudential Oil      1994-Present
                              & Gas, Southern Gulf Railway,
                              and Varibus Corporation
                             Senior Vice President and Chief        1993-1994
                              Nuclear Officer of Entergy
                              Corporation
                             Senior Vice President - Nuclear        1990-1994
                              of Entergy Arkansas
                             Senior Vice President - Nuclear        1993-1994
                              of Entergy Gulf States.
                             Senior Vice President - Nuclear        1992-1994
                              of Entergy Louisiana
                             President of Entergy Operations        1992-1992
                             Director of Entergy New Orleans        1992-1994
                             Chief Operating Officer and            1990-1992
                              Executive Vice President of
                              Entergy Operations
                             Group Vice President - Nuclear of      1990-1992
                              Entergy Louisiana
Gerald D. McInvale       53  Executive Vice President and           1995-Present
                              Chief Financial Officer of
                              Entergy Corporation, Entergy
                              Services, Entergy Arkansas,
                              Entergy Gulf States, Entergy
                              Louisiana, Entergy Mississippi,
                              Entergy New Orleans, System
                              Energy, Entergy Enterprises,
                              Entergy Operations, System Fuels
                              Inc., Entergy Integrated
                              Solutions, GSG&T, Prudential Oil
                              & Gas, Southern Gulf Railway,
                              and Varibus Corporation
                             Executive Vice President, Chief        1996-Present
                              Financial Officer and Director
                              of Entergy Technology Holding
                              Company
                             Executive Vice President and           1996-Present
                              Chief Financial Officer of
                              Entergy Operations Services,
                              Inc.
                             Senior Vice President, Treasurer,      1994-Present
                              and Director of Entergy
                              Pakistan, Ltd. and Entergy Power
                              Asia, Ltd.
                             Senior Vice President, Treasurer,      1993-Present
                              and Director of Entergy Power
                              Development Corporation and
                              Entergy-Richmond Power
                              Corporation
                             Senior Vice President, Treasurer,      1995-Present
                              and Director of EP Edegel, Inc.,
                              Entergy Power Development
                              International Corporation,
                              Entergy Power Holding II, Ltd.,
                              Entergy Power Marketing
                              Corporation, Entergy Power
                              Operations Corporation, Entergy
                              Power Operations Holdings, Ltd.,
                              Entergy Power Operations
                              Pakistan LDC, Entergy Victoria
                              LDC, Entergy Victoria Holdings
                              LDC, EPG Cayman Holding I, EPG
                              Cayman Holding II, Entergy Power
                              CBA Holding, Ltd., and Entergy
                              Power Edesur Holding, Ltd.
                             Senior Vice President, Treasurer,      1996-Present
                              and Director of Entergy Power
                              International Holdings
                              Corporation
                             Senior Vice President, Treasurer,      1993-Present
                              and Director of Entergy Power
                             Senior Vice President and              1996-Present
                              Director or Entergy Mexico, Ltd.
                             Senior Vice President and              1996-Present
                              Treasurer of Entergy Peru S.A.
                             Director of Entergy Arkansas,          1995-Present
                              Entergy Gulf States, Entergy
                              Louisiana, Entergy Mississippi,
                              Entergy New Orleans, Entergy
                              Services, System Energy, Entergy
                              Operations, GSG&T, Prudential
                              Oil & Gas, Southern Gulf
                              Railway, and Varibus Corporation
                             Director of System Fuels               1992-Present
                             Director of Entergy Integrated         1993-Present
                              Solutions
                             Director of Entergy Power              1996-Present
                              International Corporation
                             Senior Vice President, Treasurer,      1995-1996
                              and Director of Entergy Edegel
                              I, Inc.,  Entergy Power Holding
                              I, Ltd., and Entergy Yacyreta I,
                              Inc.
                             Chairman of the Board of Entergy       1994-1995
                              Integrated Solutions
                             Senior Vice President and Chief        1991-1995
                              Financial Officer of Entergy
                              Corporation, Entergy Arkansas,
                              Entergy Louisiana, Entergy
                              Mississippi, Entergy New
                              Orleans, System Energy, Entergy
                              Operations, Entergy Services,
                              and Entergy Enterprises
                             Senior Vice President and Chief        1993-1995
                              Financial Officer of Entergy
                              Gulf States
                             Senior Vice President and Chief        1994-1995
                              Financial Officer of System
                              Fuels
                             Director and Acting Chief              1994-1995
                              Operating Officer of Entergy
                              Enterprises
                             Treasurer of Entergy Enterprises       1992-1996
Michael G. Thompson      56  Senior Vice President and General      1992-Present
                              Counsel of Entergy Corporation
                              and Entergy Services
                             Senior Vice President,  General        1995-Present
                              Counsel and Secretary of Entergy
                              Arkansas, Entergy Gulf States,
                              Entergy Louisiana, Entergy
                              Mississippi, and Entergy New
                              Orleans
                             Senior Vice President-Law and          1992-Present
                              Secretary of Entergy Enterprises
                             Senior Vice President, Secretary,      1994-Present
                              and Director of Entergy
                              Pakistan, Ltd. and Entergy Power
                              Asia, Ltd.
                             Senior Vice President, Secretary,      1994-Present
                              and Director of Entergy Power
                              Marketing Corporation, Entergy
                              Power Operations Holding Ltd.,
                              and EP Edegel, Inc.
                             Senior Vice President, Secretary,      1995-Present
                              and Director of Entergy Power
                              Development International
                              Corporation, Entergy Power
                              Holding II, Ltd., Entergy Power
                              Operations Corporation, Entergy
                              Power Operations Pakistan LDC,
                              Entergy Victoria LDC, Entergy
                              Victoria Holdings LDC, EPG
                              Cayman Holding I, EPG Cayman
                              Holding II, Entergy Power CBA
                              Holding, Ltd., and Entergy Power
                              Edesur Holding, Ltd.
                             Senior Vice President, Secretary       1996-Present
                              and Director of Entergy Power
                              International Holdings
                              Corporation and Entergy Mexico
                              Ltd.
                             Senior Vice President, Secretary,      1992-Present
                              and Director of Entergy Power
                              Development Corporation and
                              Entergy-Richmond Power
                              Corporation
                             Vice President, Secretary, and         1994-Present
                              Director of Entergy Power
                             Vice President and Secretary of        1993-Present
                              Entergy Integrated Solutions.
                             Secretary of Entergy Corporation       1994-Present
                             Director of Entergy Integrated         1992-Present
                              Solutions
                             Director of Entergy Power              1996-Present
                              International Corporation and
                              Entergy Operations Services,
                              Inc.
                             Senior Vice President, Secretary       1994-1996
                              and Director of Entergy Edegel
                              I, Inc., and Entergy Yacyreta I,
                              Inc.
                             Senior Vice President, Secretary,      1995-1996
                              and Director of Entergy Power
                              Holding I, Ltd.
                             Senior Vice President, Chief           1993-1994
                              Legal Officer, Director and
                              Secretary of Entergy Power
                             Assistant Secretary of Entergy         1993-1994
                              Corporation
                             Senior Partner of Friday,              1987-1992
                              Eldredge & Clark (law firm)
S. M. Henry Brown, Jr.   58  Vice President - Federal               1989-Present
                              Governmental Affairs of Entergy
                              Corporation and Entergy Services
William J. Regan, Jr.    50  Vice President and Treasurer of        1995-Present
                              Entergy Corporation, Entergy
                              Arkansas, Entergy Gulf States,
                              Entergy Louisiana, Entergy
                              Mississippi, Entergy New
                              Orleans, System Energy, Entergy
                              Operations, Entergy Services,
                              System Fuels Inc., GSG&T,
                              Prudential Oil & Gas, Southern
                              Gulf Railway, and Varibus
                              Corporation
                             Vice President and Treasurer of        1996-Present
                              Entergy Technology Holding
                              Company and Entergy Operations
                              Services, Inc.
                             Treasurer of Entergy Mexico Ltd.       1996-Present
                             Assistant Secretary of System          1995-Present
                              Fuels Inc., GSG&T, Prudential
                              Oil & Gas, Southern Gulf
                              Railway, and Varibus Corporation
                             Senior Vice President and              1989-1995
                              Corporate Treasurer of United
                              Services Automobile Association
Louis E. Buck, Jr.       48  Vice President and Chief               1995-Present
                              Accounting Officer of Entergy
                              Corporation, Entergy Arkansas,
                              Entergy Gulf States, Entergy
                              Louisiana, Entergy Mississippi,
                              Entergy New Orleans, System
                              Energy, Entergy Operations, and
                              Entergy Services
                             Assistant Secretary of Entergy         1995-Present
                              Arkansas, Entergy Gulf States,
                              Entergy Louisiana, Entergy
                              Mississippi, Entergy New
                              Orleans, Entergy Operations, and
                              Entergy Services
                             Director of Entergy Operations         1996-Present
                              Services
                             Assistant Secretary of Entergy         1996-Present
                              Corporation and System Energy
                              Resources
                             Vice President and Chief               1992-1995
                              Financial Officer of North
                              Carolina Electric Membership
                              Corporation
                             Manager of Finance of Texas            1988-1992
                              Utilities Services
John A. Brayman           50 Executive Vice President and           1995-Present
                              Director of Entergy Enterprises
                              Chairman of the Board, President,     1996-Present
                              Chief Executive Officer and
                              Director of Entergy Technology
                              Holding Company
                              Executive Vice President of           1996-Present
                              Business Development of Entergy
                              Corporation
                              Independent consultant                1994-1995
                              Senior Executive of Ameritech         1990-1994
Terry L. Ogletree         53 Executive Vice President-              1996-Present
                              International of Entergy
                              Corporation
                             Chief Operating Officer,               1993-Present
                              President and Director of
                              Entergy Power        Development
                              Corporation, Entergy Power, and
                              Entergy-Richmond Power
                              Corporation
                             Chief Operating Officer,               1994-Present
                              President and Director of
                              Entergy Pakistan Ltd., and EP
                              Edegel Inc.
                             Chief Operating Officer,               1995-Present
                              President and Director of
                              Entergy Power Development
                              International Corporation, and
                              Entergy Power Marketing
                              Corporation
                             Chief Controlling Officer,             1995-Present
                              President and Director of EPG
                              Cayman Holding I, EPG Cayman
                              Holding II, Entergy Victoria
                              LDC, and Entergy Victoria
                              Holdings LDC
                             Chief Operating Officer,               1996-Present
                             President and Director of
                              Entergy Power International
                              Holdings Corporation
                             President and Director of Entergy      1993-Present
                              S.A. and Entergy Transener S.A.
                             President and Director of Entergy      1995-Present
                              Power Operations Corporation,
                              Entergy Power Holding II, Ltd.,
                              Entergy Power Operation
                              Holdings, Ltd., Entergy Power
                              Operations Pakistan LDC, Entergy
                              Power CBA Holding, Ltd., and
                              Entergy Power Edesur Holding,
                              Ltd.
                             President and Director of Entergy      1994-Present
                              Power Asia
                             President and Director of Entergy      1996-Present
                              Mexico Ltd.
                             Executive Vice President of            1996-Present
                              Entergy Peru S.A.
                             Director of Entergy Power              1996-Present
                              International Corporation and
                             Entergy Operations Services,
                              Inc.
                             President and Director of Entergy      1993-1996
                              Argentina and Entergy Argentina
                              S.A., Ltd.
                             President and Director of Entergy      1995-1996
                              Edegel I, Entergy Power Holding
                              I, Ltd., and Entergy Yacyreta I,
                              Inc.
                             Executive Vice President and           1994-1995
                              Director of Entergy Enterprises
                             President of Constellation Energy      1989-1993
Michael B. Bemis (b)     49  Executive Vice President of            1996-Present
                              Retail Services for Entergy
                              Corporation
                             Executive Vice President - Retail      1992-Present
                              Services and Director of Entergy
                              Arkansas, Entergy Louisiana, and
                              Entergy Mississippi
                             Executive Vice President - Retail      1993-Present
                              Services of Entergy Gulf States
                             Executive Vice President - Retail      1992-Present
                              Services of Entergy New Orleans
                              and Entergy Services
                             Director of Entergy Gulf States        1994-Present
                             Director of System Fuels               1992-Present
                             Director of Varibus Corporation,       1994-Present
                              Prudential Oil & Gas, Inc.,
                              GSG&T,  and Southern Gulf
                              Railway Company
                             Director of Entergy Services,          1996-Present
                              Entergy Enterprises, and Entergy
                              Integrated Solutions
                             President and Chief Operating          1992-1992
                              Officer of Entergy Louisiana and
                              Entergy New Orleans
                             Director of Entergy New Orleans        1992-1994
Frank F. Gallaher        51  Executive Vice President of            1996-Present
                              Operations for Entergy
                              Corporation
                             Chairman of the Board of System        1992-Present
                              Fuels
                             Chairman of the Board and              1993-Present
                              Director of Varibus Corporation,
                              Prudential Oil & Gas, Inc.,
                              GSG&T, and Southern Gulf Railway
                              Company
                             Chairman of the Board and              1996-Present
                              Director of Entergy Operations
                              Services, Inc.
                             Executive Vice President -             1993-Present
                              Operations of Entergy Arkansas,
                              Entergy Louisiana, Entergy
                              Mississippi, Entergy New
                              Orleans, and Entergy Services
                             Director of Entergy Gulf States        1993-Present
                             Director of Entergy Services and       1992-Present
                              System Fuels
                             Senior Vice President - Fossil         1992-1993
                              Operations of Entergy Arkansas,
                              Entergy Louisiana, Entergy
                              Mississippi, Entergy New
                              Orleans, and Entergy Services
                             President of Entergy Gulf States       1994-1996
Richard J. Landy         51  Senior Vice President and Chief        1996-Present
                              Administrative Officer of
                              Entergy Corporation
                             President, Chief Executive             1996-Present
                              Officer and Director of Entergy
                              Integrated Solutions
                             Senior Vice President and Chief        1995-Present
                              Administrative Officer of
                              Entergy Arkansas, Entergy
                              Operations, Entergy Services,
                              Entergy Gulf States, Entergy
                              Louisiana, Entergy Mississippi,
                              and Entergy New Orleans
                             Director of Entergy Enterprises,       1996-Present
                              Entergy Operations, and Entergy
                              Operations Services, Inc.
                             Vice President - Human Resources       1991-1995
                              and Administration of Entergy
                              Arkansas, Entergy Louisiana,
                              Entergy Mississippi, Entergy New
                              Orleans, Entergy Services, and
                              Entergy Operations
                             Vice President - Human Resources       1993-1995
                              and Administration of Entergy
                              Gulf States

ENTERGY ARKANSAS, INC.

Directors

R. Drake Keith           61  President and Director of Entergy      1989-Present
                              Arkansas
                             Chief Operating Officer of             1989-1992
                              Entergy Arkansas
                             Secretary of Entergy Arkansas          1991-1992
Michael B. Bemis             See information under the Entergy
                              Corporation Officers Section
                              above.
Donald C. Hintz              See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry D. Jackson             See information under the Entergy
                              Corporation Officers Section
                              above.
Edwin Lupberger              See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry L. Maulden             See information under the Entergy
                              Corporation Officers Section
                              above.
Gerald D. McInvale           See information under the Entergy
                              Corporation Officers Section
                              above.

Officers

Michael R. Niggli        47  Senior Vice President - Customer       1996-Present
                              Accounts for Entergy Arkansas,
                              Entergy Gulf States, Entergy
                              Louisiana, Entergy Mississippi,
                              Entergy New Orleans, and Entergy
                              Services
                             Senior Vice President - Marketing      1993-1996
                              of Entergy Arkansas, Entergy
                              Gulf States, Entergy Louisiana,
                              Entergy Mississippi, Entergy New
                              Orleans, and Entergy Services
                             Vice President - Customer              1993-1993
                              Services of Entergy Louisiana,
                              Entergy New Orleans, and Entergy
                              Services
                             Vice President - Strategic             1990-1992
                              Planning of Entergy Services
                             Vice President and Director of         1991-1992
                              Entergy Enterprises
Cecil L. Alexander       61  Vice President - Governmental          1991-Present
                              Affairs of Entergy Arkansas
James S. Pilgrim         61  Vice President - Customer Service      1994-Present
                              of Entergy Arkansas
                             Director, Central Region, TDCS         1993-1994
                              Customer Service
                             Central Division Manager of            1991-1993
                              Mississippi
C. Hiram Walters         60  Vice President - Customer Service      1993-Present
                              of Entergy Arkansas
                             Vice President - Customer Service      1994-Present
                              of Entergy Louisiana
                             Vice President - Customer              1993-Present
                              Service, Central Region of
                              Entergy Services
                             Senior Vice President - Customer       1991-1992
                              Service of Entergy Services
Edwin Lupberger              See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry L. Maulden             See information under the Entergy
                              Corporation Officers Section
                              above.
R. Drake Keith               See information under the Entergy
                              Corporation Officers Section
                              above.
Michael B. Bemis             See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry D. Jackson             See information under the Entergy
                              Corporation Officers Section
                              above.
Frank F. Gallaher            See information under the Entergy
                              Corporation Officers Section
                              above.
Donald C. Hintz              See information under the Entergy
                              Corporation Officers Section
                              above.
Gerald D. McInvale           See information under the Entergy
                              Corporation Officers Section
                              above.
Michael G. Thompson          See information under the Entergy
                              Corporation Officers Section
                              above.
Richard J. Landy             See information under the Entergy
                              Corporation Officers Section
                              above.
William J. Regan, Jr.        See information under the Entergy
                              Corporation Officers Section
                              above.
Louis E. Buck, Jr.           See information under the Entergy
                              Corporation Officers Section
                              above.

ENTERGY GULF STATES, INC.

Directors

Karen Johnson            52  State President - Texas and            1996-Present
                              Director of Entergy Gulf States
                             Vice President - Governmental          1994-Present
                              Affairs of Entergy Gulf States -
                              Texas
                             Executive Director of State Bar        1990-1994
                              of Texas (state agency)
John J. Cordaro          63  State President - Louisiana, and       1996-Present
                              Director for Entergy Gulf States
                              and Entergy Louisiana
                             President and Director of Entergy      1992-1996
                              Louisiana and Entergy New
                              Orleans
                             Group Vice President - External        1989-1992
                              Affairs of Entergy Louisiana and
                              Entergy New Orleans
Michael B. Bemis             See information under the Entergy
                              Corporation Officers Section
                              above.
Frank F. Gallaher            See information under the Entergy
                              Corporation Officers Section
                              above.
Donald C. Hintz              See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry D. Jackson             See information under the Entergy
                              Corporation Officers Section
                              above.
Edwin Lupberger              See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry L. Maulden             See information under the Entergy
                              Corporation Officers Section
                              above.
Gerald D. McInvale           See information under the Entergy
                              Corporation Officers Section
                              above.

Officers

William E. Colston       61  Vice President - Customer Service      1994-Present
                              of Entergy Gulf States
                             Vice President - Customer Service      1993-Present
                              of Entergy Louisiana
                             Vice President - Customer Service      1993-Present
                              of Southern Region of Entergy
                              Services
                             Regional Director of Entergy           1992-1993
                              Louisiana
S. G. Cunningham, Jr.    56  Vice President - Regulatory and        1996-Present
                              Governmental Affairs of Entergy
                              Louisiana and Entergy Gulf
                              States
                             Vice President - State Regulatory      1994-1996
                              Affairs of Entergy Services
                             Vice President - Entergy               1993-1994
                              Corporation, Entergy Gulf States
                              Transition Regulatory Affairs of
                              Entergy Services
                             Vice President - Rates and             1991-1994
                              Regulatory Affairs of Entergy
                              Louisiana and Entergy New
                              Orleans
                             Vice President - Regulatory            1992-1993
                              Affairs of Entergy Services
J. Parker McCollough     46  Vice President - State                 1996-Present
                              Governmental Affairs of Entergy
                              Gulf States
                             Vice President - Governmental          1996-1996
                              Affairs, Texas Association of
                              Retailors
                             Member- Texas House of                 1989-1996
                              Representatives
                             Wright & Greenhill, PC (law firm)      1991-1993
Edwin Lupberger              See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry L. Maulden             See information under the Entergy
                              Corporation Officers Section
                              above.
Frank F. Gallaher            See information under the Entergy
                              Corporation Officers Section
                              above.
Michael B. Bemis             See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry D. Jackson             See information under the Entergy
                              Corporation Officers Section
                              above.
Donald C. Hintz              See information under the Entergy
                              Corporation Officers Section
                              above.
Gerald D. McInvale           See information under the Entergy
                              Corporation Officers Section
                              above.
Michael G. Thompson          See information under the Entergy
                              Corporation Officers Section
                              above.
Michael R. Niggli            See information under the Entergy
                              Arkansas Officers Section above.
Richard J. Landy             See information under the Entergy
                              Corporation Officers Section
                              above.
Karen Johnson                See information under the Entergy
                              Gulf Sates Director section
                              above.
John J. Cordaro              See information under the Entergy
                              Gulf Sates Director section
                              above.
William J. Regan, Jr.        See information under the Entergy
                              Corporation Officers Section
                              above.
Louis E. Buck, Jr.           See information under the Entergy
                              Corporation Officers Section
                              above.

ENTERGY LOUISIANA, INC.

Directors

Michael B. Bemis             See information under the Entergy
                              Corporation Officers Section
                              above.
John J. Cordaro              See information under the Entergy
                              Gulf Sates Director section
                              above.
Donald C. Hintz              See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry D. Jackson             See information under the Entergy
                              Corporation Officers Section
                              above.
Edwin Lupberger              See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry L. Maulden             See information under the Entergy
                              Corporation Officers Section
                              above.
Gerald D. McInvale           See information under the Entergy
                              Corporation Officers Section
                              above.

Officers

James D. Bruno           57  Vice President - Customer Service      1994-Present
                              of Entergy Louisiana and Entergy
                              New Orleans
                             Vice President - Metro Region of       1993-Present
                              Entergy Services
                             Region Director - Metro Region of      1991-1993
                              Entergy Services
Edwin Lupberger              See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry L. Maulden             See information under the Entergy
                              Corporation Officers Section
                              above.
John J. Cordaro              See information under the Entergy
                              Gulf Sates Director section
                              above.
Michael B. Bemis             See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry D. Jackson             See information under the Entergy
                              Corporation Officers Section
                              above.
Frank F. Gallaher            See information under the Entergy
                              Corporation Officers Section
                              above.
Donald C. Hintz              See information under the Entergy
                              Corporation Officers Section
                              above.
Gerald D. McInvale           See information under the Entergy
                              Corporation Officers Section
                              above.
Michael G. Thompson          See information under the Entergy
                              Corporation Officers Section
                              above.
Michael R. Niggli            See information under the Entergy
                              Arkansas Officers Section above.
Richard J. Landy             See information under the Entergy
                              Corporation Officers Section
                              above.
William E. Colston           See information under the Entergy
                              Gulf Sates Officers section
                              above.
William J. Regan, Jr.        See information under the Entergy
                              Corporation Officers Section
                              above.
Louis E. Buck, Jr.           See information under the Entergy
                              Corporation Officers Section
                              above.
C. Hiram Walters             See information under the Entergy
                              Arkansas Officers Section above.
S. G. Cunningham, Jr.        See information under the Entergy
                              Gulf Sates Officers section
                              above.

ENTERGY MISSISSIPPI, INC.

Directors

Donald E. Meiners (c)    61  President and Director of Entergy      1992-Present
                              Mississippi
                             Chief Operating Officer and            1992-1992
                              Secretary of Entergy Mississippi
Michael B. Bemis             See information under the Entergy
                              Corporation Officers Section
                              above.
Donald C. Hintz              See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry D. Jackson             See information under the Entergy
                              Corporation Officers Section
                              above.
Edwin Lupberger              See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry L. Maulden             See information under the Entergy
                              Corporation Officers Section
                              above.
Gerald D. McInvale           See information under the Entergy
                              Corporation Officers Section
                              above.

Officers

Bill F. Cossar           58  Vice President - Governmental          1987-Present
                              Affairs of Entergy Mississippi
Edwin Lupberger              See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry L. Maulden             See information under the Entergy
                              Corporation Officers Section
                              above.
Donald E. Meiners            See information under the Entergy
                              Mississippi Directors Section
                              above.
Michael B. Bemis             See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry D. Jackson             See information under the Entergy
                              Corporation Officers Section
                              above.
Frank F. Gallaher            See information under the Entergy
                              Corporation Officers Section
                              above.
Gerald D. McInvale           See information under the Entergy
                              Corporation Officers Section
                              above.
Michael G. Thompson          See information under the Entergy
                              Corporation Officers Section
                              above.
Michael R. Niggli            See information under the Entergy
                              Arkansas Officers Section above.
Richard J. Landy             See information under the Entergy
                              Corporation Officers Section
                              above.
William J. Regan, Jr.        See information under the Entergy
                              Corporation Officers Section
                              above.
Louis E. Buck, Jr.           See information under the Entergy
                              Corporation Officers Section
                              above.

ENTERGY NEW ORLEANS, INC.

Directors

Daniel F. Packer         49  State President - City of New          1996-Present
                              Orleans
                             Vice President - Regulatory and        1994-1996
                              Governmental Affairs of Entergy
                              New Orleans
                             General Manager - Plant                1991-1994
                              Operations at Waterford 3
Jerry D. Jackson             See information under the Entergy
                              Corporation Officers Section
                              above.
Edwin Lupberger              See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry L. Maulden             See information under the Entergy
                              Corporation Officers Section
                              above.
Gerald D. McInvale           See information under the Entergy
                              Corporation Officers Section
                              above.

Officers

Edwin Lupberger              See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry L. Maulden             See information under the Entergy
                              Corporation Officers Section
                              above.
Michael B. Bemis             See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry D. Jackson             See information under the Entergy
                              Corporation Officers Section
                              above.
Frank F. Gallaher            See information under the Entergy
                              Corporation Officers Section
                              above.
Gerald D. McInvale           See information under the Entergy
                              Corporation Officers Section
                              above.
Michael G. Thompson          See information under the Entergy
                              Corporation Officers Section
                              above.
Michael R. Niggli            See information under the Entergy
                              Arkansas Officers Section above.
Daniel F. Packer             See information under the Entergy
                              New Orleans Directors Section
                              above.
Richard J. Landy             See information under the Entergy
                              Corporation Officers Section
                              above.
James D. Bruno               See information under the Entergy
                              Louisiana Officers Section above.
William J. Regan, Jr.        See information under the Entergy
                              Corporation Officers Section
                              above.
Louis E. Buck, Jr.           See information under the Entergy
                              Corporation Officers Section
                              above.

SYSTEM ENERGY RESOURCES, INC.

Directors

Donald C. Hintz              See information under the Entergy
                              Corporation Officers Section
                              above.
Edwin Lupberger              See information under the Entergy
                              Corporation Officers Section
                              above.
Jerry L. Maulden             See information under the Entergy
                              Corporation Officers Section
                              above.
Gerald D. McInvale           See information under the Entergy
                              Corporation Officers Section
                              above.

Officers

Joseph  L. Blount        50  Secretary of System Energy and         1991-Present
                              Entergy Operations
                             Vice President Legal and External      1990-1993
                              Affairs of Entergy Operations
Edwin Lupberger              See information under the Entergy
                              Corporation Officers Section
                              above.
Donald C. Hintz              See information under the Entergy
                              Corporation Officers Section
                              above.
Gerald D. McInvale           See information under the Entergy
                              Corporation Officers Section
                              above.
William J. Regan, Jr.        See information under the Entergy
                              Corporation Officers Section
                              above.
Louis E. Buck, Jr.           See information under the Entergy
                              Corporation Officers Section
                              above.

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

(b) Mr. Bemis is a director of Deposit Guaranty National Bank, Jackson, MS and Deposit Guaranty Corporation, Jackson, MS.

(c) Mr. Meiners is a director of Trustmark National Bank, Jackson, MS, and Trustmark Corporation, Jackson, MS.

      Each director and officer of the applicable Entergy company is elected yearly to serve by the unanimous consent of the sole stockholder, Entergy Corporation, in lieu of an annual meeting scheduled to be held on May 5, 1997.

      Directorships shown above are generally limited to entities subject to Section 12 or 15(d) of the Securities and Exchange Act of 1934 or to the Investment Company Act of 1940.

Section 16(a) Beneficial Ownership Reporting Compliance

      Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 9, 1997, under the heading "Compliance with Section 16(a) of the Exchange Act", which information is incorporated herein by reference.

Item 11.  Executive Compensation

                          ENTERGY CORPORATION

      Information called for by this item concerning the directors and officers of Entergy is set forth in the Proxy Statement under the headings "Executive Compensation", "Nominees", and "Compensation of Directors", which information is incorporated herein by reference.

   ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY
          MISSISSIPPI, ENTERGY NEW ORLEANS, AND SYSTEM ENERGY

                      Summary Compensation Table

      The following table includes the Chief Executive Officer and the four other most highly compensated executive officers in office as of December 31, 1996 at Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, (collectively, the "Named Executive Officers"). This determination was based on total annual base salary and bonuses from all Entergy sources earned by each officer for the year 1996. See
Item 10, "Directors and Executive Officers of the Registrants," for information on the principal positions of the Named Executive Officers in the table below.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy
Mississippi, Entergy New Orleans, and System Energy

      As shown in Item 10, most Named Executive Officers are employed by several Entergy companies. Because it would be impracticable to allocate such officers' salaries among the various companies, the table below includes the aggregate compensation paid by all Entergy companies.



                                                                    Long-Term Compensation
                                 Annual Compensation                   Awards               Payouts
                                                       (b)      Restricted  Securities        (c)           (d)
                                            (a)       Other       Stock     Underlying       LTIP        All Other
        Name           Year    Salary      Bonus     Annual       Awards     Options        Payouts    Compensation
                                                  Compensation


Michael B. Bemis       1996   $297,115   $168,125   $ 43,884        (e)     5,000 shares     $      0      $12,813
                       1995    290,000    216,909     22,844        (e)    27,500             294,282       12,063
                       1994    288,846     76,923     32,940        (e)     2,500              28,275        8,596

Louis E. Buck, Jr.     1996   $153,558   $ 66,187   $ 26,132        (e)         0 shares     $      0      $20,683
                       1995     49,039     21,280      9,151        (e)         0                   0        7,529
                       1994          0          0          0        (e)         0                   0            0

Donald C. Hintz*       1996   $343,269   $231,299   $ 12,516        (e)     5,000 shares     $      0      $14,197
                       1995    325,000    265,049     13,394        (e)    30,000             409,414        9,750
                       1994    320,769    142,749     52,389        (e)     5,000              48,379        9,710

Jerry D. Jackson       1996   $332,115   $209,489   $ 37,928        (e)     5,000 shares     $      0      $13,862
                       1995    325,000    256,838     43,054        (e)    30,000             422,438        9,750
                       1994    323,711    106,155     29,598        (e)     5,000              56,550        9,634

Edwin Lupberger**      1996   $735,577   $448,794   $123,601        (e)    10,000 shares     $      0      $23,567
                       1995    700,000    568,400     89,163        (e)    60,000             781,337       21,000
                       1994    681,539    218,789     93,816        (e)    10,000             139,525       20,446

Jerry L. Maulden       1996   $435,000   $260,301   $ 27,056        (e)     5,000 shares     $      0      $14,550
                       1995    435,000    353,220     26,248        (e)    30,000             422,438       13,050
                       1994    426,134    135,962     63,994        (e)     5,000              56,550       12,859

Gerald D. McInvale     1996   $271,730   $179,576   $ 13,995        (e)     5,000 shares     $      0      $12,051
                       1995    255,481    186,739     12,525        (e)    27,500             294,282        7,664
                       1994    244,165     66,227     14,146        (e)     2,500              28,275        7,275

William J. Regan, Jr.  1996   $190,000   $ 81,132   $ 20,684        (e)         0 shares     $      0      $ 8,852
                       1995    120,577     54,727     21,141        (e)     2,000                   0        7,821
                       1994          0          0          0        (e)         0                   0            0



 *   Chief Executive Officer of System Energy.

**   Chief Executive Officer of Entergy Arkansas, Entergy Gulf States,
     Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans

(a)  Includes bonuses earned pursuant to the Annual Incentive Plan.

(b) Amounts used in the calculation of perquisites were previously reported in the column titled "All Other Compensation".

(c) Amounts include the value of restricted shares that vested in 1996, 1995, and 1994 (see note (e) below) under Entergy's Equity
     Ownership Plan.

(d)  Includes the following:

          (1)   1996  benefit accruals under the Defined  Contribution
          Restoration  Plan as follows: Mr. Bemis $4,414;   Mr.  Hintz
          $5,798;   Mr.  Jackson $5,463;  Mr. Lupberger $17,567;   Mr.
          Maulden $8,550; Mr. McInvale $3,652; Mr. Regan $1,200.

          (2)   1996 employer contributions to the System Savings Plan
          as  follows:  Mr. Bemis $4,500; Mr. Buck $1,431;  Mr.  Hintz
          $4,500;   Mr.  Jackson $4,500;  Mr. Lupberger  $4,500;   Mr.
          Maulden $4,500;  Mr. McInvale  $4,500; Mr. Regan $4,500.

          (3)   1996  employer  contributions to  the  Employee  Stock
          Ownership  Plan as of November 30, 1996 are as follows:  Mr.
          Bemis  $3,899;  Mr. Hintz $3,899; Mr. Jackson  $3,899;   Mr.
          Lupberger $1,500;  Mr. Maulden $1,500; Mr. McInvale  $3,899.

          (4)  1996 reimbursements for moving expenses as follows: Mr.
          Buck $19,252; Mr. Regan  $3,152.

(e)  Restricted  stock  awarded under the Equity Ownership  Plan  will vest  at the end of a three year period subject to the attainment of  approved performance goals.  Restricted stock awards in  1996 are  reported under the "Long-Term Incentive Plan Awards"  table, and  reference  is  made  to this table for  information  on  the aggregate number of restricted shares awarded during 1996 and the vesting schedule for such shares.  Accumulated dividends are paid on  restricted stock when vested.  The value of stock  for  which restrictions  were  lifted  in 1996,  1995,  and  1994,  and  the applicable portion of accumulated cash dividends, are reported in the LTIP Payouts column in the above table.


                         Option Grants in 1996

      The following table summarizes option grants during 1996 to the Named Executive Officers. The absence, in the table below, of any Named Executive Officer indicates that no options were granted to such officer.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy
Mississippi, Entergy New Orleans, and System Entergy


                                    Individual Grants                       Potential Realizable
                                       % of Total                                 Value
                          Number of     Options                              at Assumed Annual
                         Securities    Granted to    Exercise                  Rates of Stock
                         Underlying    Employees      Price                   Price Appreciation
                          Options         in          (per       Expiration     for Option Term(b)
      Name                Granted        1996        share)         Date         5%         10%
Michael B. Bemis          5,000 (a)       6.1%      $29.375 (a)   1/25/06      $ 92,369    $234,081

Donald C. Hintz           5,000 (a)       6.1%       29.375 (a)   1/25/06        92,369     234,081

Jerry D. Jackson          5,000 (a)       6.1%       29.375 (a)   1/25/06        92,369     234,081

Edwin Lupberger          10,000 (a)      12.1%       29.375 (a)   1/25/06       184,738     468,162

Jerry L. Maulden          5,000 (a)       6.1%       29.375 (a)   1/25/06        92,369     234,081

Gerald D. McInvale        5,000 (a)       6.1%       29.375 (a)   1/25/06        92,369     234,081


 (a) Options were granted on January 25, 1996, pursuant to the  Equity
     Ownership  Plan.   All  options granted  on  this  date  have  an
     exercise  price equal to the closing price of Entergy Corporation
     common   stock   on   the  New  York  Stock  Exchange   Composite
     Transactions   on  January  25,  1996.   These   options   became
     exercisable on July 25, 1996.

(b)  Calculation   based  on  the  market  price  of  the   underlying
     securities  assuming the market price increases over  a  ten-year
     option   period  and  assuming  annual  compounding.  The  column
     presents   estimates  of  potential  values   based   on   simple
     mathematical  assumptions.  The actual value,  if  any,  a  Named
     Executive Officer may realize is dependent upon the market  price on the date of option exercise.

Aggregated Option Exercises in 1996 and December 31, 1996 Option Values

      The following table summarizes the number and value of all unexercised options held by the Named Executive Officers. In 1996, no options were exercised by any Named Executive Officer.

                             Number of Securities            Value of Unexercised
                             Underlying Unexercised              In-the-Money
                                     Options                       Options
                            as of December 31, 1996      as of December 31, 1996(a)
         Name              Exercisable  Unexercisable    Exercisable  Unexercisable

   Michael B. Bemis            15,000       25,000         $10,625      $168,750
   Donald C. Hintz             22,500       25,000          21,250       168,750
   Jerry D. Jackson            19,411       25,000               0       168,750
   Edwin Lupberger             48,824       50,000          42,500       337,500
   Jerry L. Maulden            25,000       25,000          21,250       168,750
   Gerald D. McInvale          15,000       25,000          10,625       168,750
   William J. Regan, Jr.            0        2,000               0        13,500

(a) Based  on  the  difference  between the closing  price  of  Entergy
    Corporation's   common  stock  on  the  New  York  Stock   Exchange
    Composite  Transactions  on  December  31,  1996,  and  the  option exercise price.

                Long-Term Incentive Plan Awards in 1996

  The following Table summarizes awards of restricted shares of Entergy Corporation common stock granted under the Equity Ownership
Plan in 1996 to the Named Executive Officers.

                                                      Estimated  Future Payouts Under
                                                      Non-Stock Price-Based Plans(a)(b)
                                        Performance
                           Number       Period Until
                             of         Maturation or
 Name                      Shares          Payout        Threshold  Target   Maximum
Edwin Lupberger            60,000      1/1/96-12/31/98    20,000    40,000    60,000
Jerry L. Maulden           37,500      1/1/96-12/31/98    12,500    25,000    37,500
Michael B. Bemis           30,000      1/1/96-12/31/98    10,000    20,000    30,000
Donald C. Hintz            30,000      1/1/96-12/31/98    10,000    20,000    30,000
Jerry D. Jackson           30,000      1/1/96-12/31/98    10,000    20,000    30,000
Gerald D. McInvale         30,000      1/1/96-12/31/98    10,000    20,000    30,000
Louis E. Buck, Jr.          4,500      1/1/96-12/31/98     1,500     3,000     4,500
William J. Regan, Jr.       4,500      1/1/96-12/31/98     1,500     3,000     4,500

(a) Restricted shares awarded will vest at the end of a three-year period, subject to the attainment of approved performance goals for Entergy. Restrictions are lifted based upon the achievement of the cumulative result of these goals for the performance period. The value any Named Executive Officer may realize is dependent upon both the number of shares that vest and the future market price of Entergy Corporation common stock.

(b) The threshold, target, and maximum levels correspond to the achievement of 50%, 100%, and 150%, respectively, of Equity Ownership Plan goals. Achievement of a threshold, target, or maximum level would result in the award of the number of shares indicated in the respective column. Achievement of a level between these three specified levels would result in the award of a number of shares calculated by means of interpolation.


                          Pension Plan Tables

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

                     Retirement Income Plan Table

          Annual
          Covered                    Years of Service
        Compensation     15          20          25         30         35
          $100,000   $ 22,500    $ 30,000    $ 37,500   $ 45,000   $ 52,000
           200,000     45,500      60,000      75,000     90,000    105,000
           300,000     67,500      90,000     112,500    135,000    157,500
           400,000     90,000     120,000     150,000    180,000    210,000
           500,000    112,500     150,000     187,500    225,000    262,500
           850,000    191,250     255,000     318,750    382,500    446,250

      All of the Named Executive Officers participate in a Retirement Income Plan, a defined benefit plan, that provides a benefit for employees at retirement from Entergy based upon (1) generally all years of service beginning at age 21 through termination, with a forty-year maximum, multiplied by (2) 1.5%, multiplied by (3) the final average compensation. Final average compensation is based on the highest consecutive 60 months of covered compensation in the last 120 months of service. The normal form of benefit for a single employee is a lifetime annuity and for a married employee is a 50% joint and survivor annuity. Other actuarially equivalent options are available to each retiree. Retirement benefits are not subject to any deduction for Social Security or other offset amounts. The amount of the Named Executive Officers' annual compensation covered by the plan as of December 31, 1996, is represented by the salary column in the Summary Compensation Table above.

      The credited years of service under the Retirement Income Plan, as of December 31, 1996, for the Named Executive Officers is as follows: Mr. Bemis 14; Mr. Buck 1, Mr. Maulden 31, and Mr. Regan 1. The credited years of service under the respective Retirement Income Plan, as of December 31, 1996 for the following Named Executive
Officers, as a result of entering into supplemental retirement agreements, is as follows: Mr. Hintz 25; Mr. Jackson 17; Mr. Lupberger 33; and Mr. McInvale 24.

      The maximum benefit under each Retirement Income Plan is limited by Sections 401 and 415 of the Internal Revenue Code of 1986, as amended; however, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy have elected to participate in the Pension Equalization Plan sponsored by Entergy Corporation. Under this plan, certain executives, including the Named Executive Officers, would receive an additional amount equal to the benefit that would have been payable under the Retirement Income Plan, except for the Sections 401 and 410 limitations discussed above.

      In  addition  to  the  Retirement Income Plan  discussed  above,
Entergy Arkansas, Louisiana, Mississippi, New Orleans, and System Energy participate in the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries (SRP) and the Post-Retirement Plan of Entergy Corporation and Subsidiaries (PRP). Participation is limited to one of these two plans and is at the invitation of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy. The participant may receive from the appropriate Entergy company a monthly benefit payment not in excess of .025 (under the SRP) or .0333 (under the PRP) times the participant's average basic annual salary (as defined in the plans) for a maximum of 120 months. Mr. Hintz has entered into a SRP participation contract, and all of the other Named Executive Officers, (except for Mr. Buck, Mr. McInvale and Mr. Regan) have entered into PRP participation contracts. Current estimates indicate that the annual payments to the Named Executive Officers under the above plans would be less than the payments to that officer under the System Executive Retirement Plan discussed below.

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
___________

(1) Benefits shown are based on a target replacement ratio of 50% based on the years of service and covered compensation shown. The benefits for 10, 15, and 20 or more years of service at the 45% and 55% replacement levels would decrease (in the case of 45%) or increase (in the case of 55%) by the following percentages: 3.0%, 4.5%, and 5.0%, respectively.

      In 1993, Entergy Corporation adopted the System Executive Retirement Plan (SERP). Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are participating employers in the SERP. The SERP is an unfunded defined benefit plan offered at retirement to certain senior executives, which would currently include all the Named Executive Officers. Participating executives choose, at retirement, between the retirement benefits paid under provisions of the SERP or those payable under the executive retirement benefit plans discussed above. Covered pay under the SERP includes final annual base salary (see the Summary Compensation Table above for the base salary covered by the SERP as of December 31, 1996) plus the Target Incentive Award (i.e., a percentage of final annual base salary) for the participant in effect at retirement. Benefits paid under the SERP are calculated by multiplying the covered pay times target pay replacement ratios (45%, 50%, or 55%, dependent on job rating at retirement) that are attained, according to plan design, at 20 years of credited service. The target ratios are increased by 1% for each year of service over 20 years, up to a maximum of 30 years of service. In accordance with the SERP formula, the target ratios are reduced for each year of service below 20 years. The credited years of service under this plan are identical to the years of service for Named Executive Officers (other than Mr. Bemis, Mr. Jackson, and Mr. McInvale) disclosed above in the section entitled "Pension Plan Tables-Retirement Income Plan Table". Mr. Bemis, Mr. Jackson, and Mr. McInvale have 24 years, 23 years, and 15 years, respectively, of credited service under this plan.

      The normal form of benefit for a single employee is a lifetime annuity and for a married employee is a 50% joint and survivor annuity. All SERP payments are guaranteed for ten years. Other actuarially equivalent options are available to each retiree. SERP benefits are offset by any and all defined benefit plan payments from Entergy and from prior employers. SERP benefits are not subject to Social Security offsets.

      Eligibility for and receipt of benefits under any of the executive plans described above are contingent upon several factors. The participant must agree, without the specific consent of the Entergy company for which such participant was last employed, not to take employment after retirement with any entity that is in competition with, or similar in nature to, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy or any affiliate thereof. Eligibility for benefits is forfeitable for various reasons, including violation of an agreement with Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, resignation of employment, or termination of employment without Company permission.

      In addition to the non-bargaining unit employees Retirement Income Plan discussed above, Entergy Gulf States provides, among other benefits to officers, an Executive Income Security Plan for key managerial personnel. The plan provides participants with certain retirement, disability, termination, and survivors' benefits. To the extent that such benefits are not funded by the employee benefit plans of Entergy Gulf States or by vested benefits payable by the participants' former employers, Entergy Gulf States is obligated to make supplemental payments to participants or their survivors. The plan provides that upon the death or disability of a participant during his employment, he or his designated survivors will receive (i) during the first year following his death or disability an amount not to exceed his annual base salary, and (ii) thereafter for a number of years until the participant attains or would have attained age 65, but not less than nine years, an amount equal to one-half of the participant's annual base salary. The plan also provides supplemental retirement benefits for life for participants retiring after reaching age 65 equal to one-half of the participant's average final compensation rate, with one-half of such benefit upon the death of the participant being payable to a surviving spouse for life.

     Entergy Gulf States amended and restated the plan effective March 1, 1991, to provide such benefits for life upon termination of employment of a participating officer or key managerial employee without cause (as defined in the plan) or if the participant separates from employment for good reason (as defined in the plan), with 1/2 of such benefits to be payable to a surviving spouse for life. Further, the plan was amended to provide medical benefits for a participant and his family when the participant separates from service. These medical benefits generally continue until the participant is eligible to receive medical benefits from a subsequent employer; but in the case of a participant who is over 50 at the time of separation and was participating in the plan on March 1, 1991, medical benefits continue for life. By virtue of the 1991 amendment and restatement, benefits for a participant under such plan cannot be modified once he becomes eligible to participate in the plan.


                       Compensation of Directors

       For information regarding compensation of the directors of Entergy Corporation, see the Proxy Statement under the heading "Compensation of Directors", which information is incorporated herein by reference. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy currently have no non-employee directors, and none of the current directors is compensated for his responsibilities as director.

      Retired non-employee directors of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans with a minimum of five years of service on the respective Boards of Directors are paid $200 a month for a term of years corresponding to the number of years of active service as directors. Retired non-employee directors with over ten years of service receive a lifetime benefit of $200 a month. Years of service as an advisory director are included in calculating this benefit. System Energy has no retired non-employee directors.

      Retired non-employee directors of Entergy Gulf States receive retirement benefits under a plan in which all directors who served continuously for a period of years will receive a percentage of their retainer fee in effect at the time of their retirement for life. The retirement benefit is 30 percent of the retainer fee for service of not less than five nor more than nine years, 40 percent for service of not less than ten nor more than fourteen years, and 50 percent for fifteen or more years of service. For those directors who retired prior to the retirement age, their benefits are reduced. The plan also provides disability retirement and optional hospital and medical coverage if the director has served at least five years prior to the disability. The retired director pays one-third of the premium for such optional hospital and medical coverage and Entergy Gulf States pays the remaining two-thirds. Years of service as an advisory director are included in calculating this benefit.

   Employment Contracts and Termination of Employment and Change-in-
                         Control Arrangements

Entergy Gulf States

      As a result of the Merger, Entergy Gulf States is obligated to pay benefits under the Executive Income Security Plan to those persons who were participants at the time of the Merger and who later terminated their employment under circumstances described in the plan. For additional description of the benefits under the Executive Income Security Plan, see the "Pension Plan Tables-System Executive Retirement Plan Table" section noted above.

       Personnel Committee Interlocks and Insider Participation

      The compensation of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy executive officers was set by the Personnel Committee of Entergy Corporation's Board of Directors, composed solely of Directors of Entergy Corporation. No officers or employees of any Entergy company participated in deliberations concerning compensation during 1996.

Item  12.   Security  Ownership  of  Certain  Beneficial  Owners   and
Management

      Entergy Corporation owns 100% of the outstanding common stock of registrants Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy. The information with respect to persons known by Entergy Corporation to be beneficial owners of more than 5% of Entergy Corporation's outstanding common stock is included under the heading "Voting Securities Outstanding" in the Proxy Statement, which information is incorporated herein by reference. The registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

      The directors, the Named Executive Officers, and the directors and officers as a group for Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, respectively, beneficially owned directly or indirectly common stock of Entergy Corporation as indicated:

                                          Entergy Corporation
                                              Common Stock
                                          Amount and Nature of
                                      Beneficial    Ownership(a)
                                      Sole Voting
                                         and            Other
                                      Investment      Beneficial
               Name                      Power       Ownership(b)

  Entergy Corporation

  Michael B. Bemis **                   11,480         10,000
  W. Frank Blount*                       4,434              -
  John A. Cooper, Jr.*                   6,934              -
  Lucie J. Fjeldstad*                    3,384              -
  Dr. Norman C. Francis*                 1,200              -
  Donald C. Hintz**                      8,779          7,500
  Jerry D. Jackson**                    11,615         14,411
  Robert v.d. Luft*                      3,684              -
  Edwin Lupberger***                    34,392         41,324 (c)
  Jerry L. Maulden**                    25,015         20,000
  Adm. Kinnaird R. McKee*                2,467              -
  Paul W. Murrill*                       2,917              -
  James R. Nichols*                      5,078              -
  Eugene H. Owen*                        3,092              -
  John N. Palmer, Sr.*                  16,481              -
  Robert D. Pugh*                        6,700          6,500 (c)
  H. Duke Shackelford*                   8,750          4,950 (d)
  Wm. Clifford Smith*                    5,600              -
  Bismark A. Steinhagen*                 7,637              -
  All directors and executive
    officers                           263,181        149,685

  Entergy Arkansas
  Michael B. Bemis***                   11,480         10,000
  Donald C. Hintz***                     8,779          7,500
  Jerry D. Jackson***                   11,615         14,411
  R. Drake Keith*                       13,189          7,174
  Edwin Lupberger***                    34,392         41,324 (c)
  Jerry L. Maulden***                   25,015         20,000
  Gerald D. McInvale*                   16,030         10,000
  All directors and executive
    officers                           189,117        137,909


  Entergy Gulf States
  Michael B. Bemis***                   11,480         10,000
  John J. Cordaro *                      6,833          5,000
  Frank F. Gallaher*                    20,401          7,500
  Donald C. Hintz***                     8,779          7,500
  Jerry D. Jackson***                   11,615         14,411
  Karen R. Johnson *                       349              -
  Edwin Lupberger***                    34,392         41,324 (c)
  Jerry L. Maulden***                   25,015         20,000
  Gerald D. McInvale *                  16,030         10,000
  All directors and executive
    officers                           180,976        135,735


  Entergy Louisiana
  Michael B. Bemis***                   11,480         10,000
  John J. Cordaro*                       6,833          5,000
  Donald C. Hintz***                     8,779          7,500
  Jerry D. Jackson***                   11,615         14,411
  Edwin Lupberger***                    34,392         41,324 (c)
  Jerry L. Maulden***                   25,015         20,000
  Gerald D. McInvale *                  16,030         10,000
  All directors and executive
    officers                           187,772        135,735

  Entergy Mississippi
  Michael B. Bemis***                   11,480         10,000
  Donald C. Hintz*                       8,779          7,500
  Jerry D. Jackson***                   11,615         14,411
  Edwin Lupberger***                    34,392         41,324 (c)
  Jerry L. Maulden***                   25,015         20,000
  Gerald D. McInvale***                 16,030         10,000
  Donald E. Meiners*                    11,982         10,000
  All directors and executive
    officers                           177,804        140,735


  Entergy New Orleans
  Michael B. Bemis**                    11,480         10,000
  Jerry D. Jackson***                   11,615         14,411
  Edwin Lupberger***                    34,392         41,324 (c)
  Jerry L. Maulden***                   25,015         20,000
  Gerald D. McInvale***                 16,030         10,000
  Daniel F. Packer *                     3,164              -
  All directors and executive
    officers                           160,465        123,235

  System Energy
  Louis E. Buck, Jr.**                      80              -
  Donald C. Hintz***                     8,779          7,500
  Edwin Lupberger***                    34,392         41,324 (c)
  Jerry L. Maulden*                     25,015         20,000
  Gerald D. McInvale***                 16,030         10,000
  William J. Regan **                      202              -

  All directors and executive
    officers                            89,185         78,824

  *  Director of the respective Company
 **  Named Executive Officer of the respective Company
***  Director and Named Executive Officer of the respective Company

(a) Based on information furnished by the respective individuals. Except as noted, each individual has sole voting and investment power. The amount owned by each individual and by all directors and executive officers as a group does not exceed one percent of the outstanding securities of any class of security so owned.

(b) Includes, for the Named Executive Officers, shares of Entergy Corporation common stock in the form of unexercised stock options awarded pursuant to the Equity Ownership Plan as follows: Michael
     B. Bemis, 10,000 shares; John J. Cordaro 5,000 shares; Frank F. Gallaher, 7,500 shares; Donald C. Hintz, 7,500 shares; Jerry D. Jackson, 14,411 shares; R. Drake Keith, 7,174 shares; Edwin Lupberger, 38,824 shares; Jerry L. Maulden, 20,000 shares; Gerald
     D. McInvale, 10,000 shares; and Donald E. Meiners, 10,000 shares.

 (c) Includes, for the Named Executive Officers, shares of Entergy Corporation common stock held by their spouses. The named persons disclaim beneficial ownership in these shares as follows:
     Edwin Lupberger, 2,500 shares; and Robert D. Pugh, 6,500 shares.

(d) Includes 4,950 shares owned by the estate of Mrs. Shackelford, of which H. Duke Shackelford disclaims beneficial ownership.


Item 13.  Certain Relationships and Related Transactions

      Information called for by this item concerning the directors and officers of Entergy Corporation is set forth under the heading "Certain Transactions" in the Proxy Statement, which information is incorporated herein by reference.

       See   Item  10,  "Directors  and  Executive  Officers  of   the
Registrants,"   for   information   on   certain   relationships   and
transactions required to be reported under this item.

      Other than as provided under applicable corporate laws, Entergy does not have policies whereby transactions involving executive officers and directors are approved by a majority of disinterested directors. However, pursuant to the Entergy Corporation Code of Conduct, transactions involving an Entergy and its executive officers must have prior approval by the next higher reporting level of that individual, and transactions involving an Entergy company and its directors must be reported to the secretary of the appropriate company.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

(a)1. Financial Statements and Independent Auditors' Reports for Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are listed in the Index to Financial Statements (see pages 38 and 39)

(a)2. Financial Statement Schedules

      Reports   of  Independent  Accountants  on  Financial  Statement
      Schedules (see page 214)

      Financial Statement Schedules are listed in the Index to Financial Statement Schedules (see page S-1)

(a)3. Exhibits

      Exhibits for Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are listed in the Exhibit Index (see page E-
      1). Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is identified as such by footnote in the Exhibit Index.

(b)   Reports on Form 8-K

     Entergy Corporation

      A current report on Form 8-K, dated October 11, 1996, was filed with the SEC on October 11, 1996, reporting information under
      Item 5. "Other Events".

      A current report on Form 8-K, dated December 18, 1996, was filed with the SEC on December 18, 1996, reporting information under Item 5. "Other Events".

      A current report on Form 8-K, dated February 7, 1997, was filed with the SEC on February 18, 1997, reporting information under
      Item 2. "Acquisition of Assets" and Item 5. "Other Events".

     Entergy Corporation and Entergy Arkansas

      A current report on Form 8-K, dated October 23, 1996, was filed with the SEC on October 29, 1996, reporting information under
      Item 5. "Other Events".

     Entergy Corporation and Entergy Gulf States

      A current report on Form 8-K, dated November 27, 1996, was filed with the SEC on November 27, 1996, reporting information under Item 5. "Other Events".

                                EXPERTS

      The statements attributed to Sandlin Associates regarding the analysis of River Bend Construction costs of Entergy Gulf States under
Item 1. "Rate Matters and Regulation - Rate Matters - Retail Rate Matters - Entergy Gulf States' and in Note 2 to Entergy Corporation and Subsidiaries Consolidated Financial Statements and Entergy Gulf States' Financial Statements, "Rate and Regulatory Matters," have been reviewed by such firm and are included herein upon the authority of such firm as experts.

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


                                      ENTERGY CORPORATION



                                      By     /s/ Louis E. Buck
                                      Louis E. Buck, Vice President
                                      and Chief Accounting Officer

                                      Date: March 10, 1997


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                 Date




       /s/ Louis E. Buck
        Louis E. Buck          Vice President and     March 10, 1997
                            Chief Accounting Officer
                         (Principal Accounting Officer)




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



     By:  /s/ Louis E. Buck                                March 10, 1997
     (Louis E. Buck, Attorney-in-fact)

                        ENTERGY ARKANSAS, INC.

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

                                      ENTERGY ARKANSAS, INC.



                                      By     /s/ Louis E. Buck
                                      Louis E. Buck, Vice President,
                                      Chief Accounting Officer and
                                      Assistant Secretary

                                      Date: March 10, 1997


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                   Date




      /s/ Louis E. Buck
        Louis E. Buck   Vice President, Chief Accounting  March 10, 1997
                        Officer and Assistant Secretary
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Gerald
     D. McInvale (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Michael B. Bemis, Donald C. Hintz, Jerry D. Jackson, R. Drake Keith, and Jerry L. Maulden (Directors).



     By: /s/ Louis E. Buck                                March 10, 1997
     (Louis E. Buck, Attorney-in-fact)

                       ENTERGY GULF STATES, INC.

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


                                      ENTERGY GULF STATES, INC.



                                      By     /s/ Louis E. Buck
                                      Louis E. Buck, Vice President,
                                      Chief Accounting Officer and
                                      Assistant Secretary

                                      Date: March 10, 1997



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                 Date




      /s/ Louis E. Buck
        Louis E. Buck   Vice President, Chief Accounting   March 10, 1997
                        Officer and Assistant Secretary
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Gerald
     D. McInvale (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Michael B. Bemis, John J. Cordaro, Frank F. Gallaher, Donald C. Hintz, Jerry D. Jackson, Karen R. Johnson, and Jerry L. Maulden (Directors).



     By:/s/ Louis E. Buck                                  March 10, 1997
     (Louis E. Buck, Attorney-in-fact)

                        ENTERGY LOUISIANA, INC.

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

                                      ENTERGY LOUISIANA, INC.



                                      By       /s/ Louis E. Buck
                                      Louis E. Buck, Vice President,
                                      Chief Accounting Officer and
                                      Assistant Secretary

                                      Date: March 10, 1997


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




       /s/ Louis E. Buck
        Louis E. Buck   Vice President, Chief Accounting   March 10, 1997
                        Officer and Assistant Secretary
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Gerald D. McInvale (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Michael B. Bemis, John J. Cordaro, Donald C. Hintz, Jerry D. Jackson, and Jerry L. Maulden (Directors).




     By: /s/ Louis E. Buck                                 March 10, 1997
     (Louis E. Buck, Attorney-in-fact)

                       ENTERGY MISSISSIPPI, INC.

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

                                      ENTERGY MISSISSIPPI, INC.



                                      By       /s/ Louis E. Buck
                                      Louis E. Buck, Vice President,
                                      Chief Accounting Officer and
                                      Assistant Secretary

                                      Date: March 10, 1997


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




       /s/ Louis E. Buck
        Louis E. Buck   Vice President, Chief Accounting    March 10, 1997
                        Officer and Assistant Secretary
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Gerald D. McInvale (Executive Vice President, Chief Financial Officer, and Director; Principal Financial
     Officer); Michael B. Bemis, Donald C. Hintz, Jerry D. Jackson, Jerry L. Maulden, and Donald E. Meiners (Directors).




     By: /s/ Louis E. Buck                         March 10, 1997
     (Louis E. Buck, Attorney-in-fact)

                       ENTERGY NEW ORLEANS, INC.

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

                                      ENTERGY NEW ORLEANS, INC.



                                      By          /s/ Louis E. Buck
                                      Louis E. Buck, Vice President,
                                      Chief Accounting Officer and
                                      Assistant Secretary

                                      Date: March 10, 1997


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




      /s/ Louis E. Buck
        Louis E. Buck   Vice President, Chief Accounting   March 10, 1997
                        Officer and Assistant Secretary
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); Gerald D. McInvale (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); Jerry D. Jackson, Jerry L. Maulden, and Daniel
     F. Packer (Directors).




     By:        /s/ Louis E. Buck                          March 10, 1997
     (Louis E. Buck, Attorney-in-fact)

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

                                      SYSTEM ENERGY RESOURCES, INC.



                                      By     /s/ Louis E. Buck
                                      Louis E. Buck, Vice President
                                      and Chief Accounting Officer

                                      Date: March 10, 1997


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




      /s/ Louis E. Buck
        Louis E. Buck          Vice President and     March 10, 1997
                            Chief Accounting Officer
                         (Principal Accounting Officer)




     Donald  C. Hintz (President, Chief Executive Officer  and
     Director;   Principal  Executive  Officer);   Gerald   D.
     McInvale   (Executive  Vice  President,  Chief  Financial
     Officer, and Director; Principal Financial Officer); Edwin Lupberger (Chairman of the Board), and Jerry L. Maulden (Directors).




     By:  /s/ Louis E. Buck                          March 10, 1997
     (Louis E. Buck, Attorney-in-fact)

                                                       EXHIBIT 23(a)

                  CONSENT OF INDEPENDENT ACCOUNTANTS


      We  consent  to  the incorporation by reference in Post-Effective
Amendment  Nos.  2,  3,  4A,  and 5A  on  Form  S-8   and  the  related
Prospectuses to the registration statement of Entergy Corporation on Form S-4 (File Number 33-54298) and on Form S-3 (File Numbers 333-02503 and 333-22007) of our reports dated February 13, 1997, on our audits of
the   consolidated  financial  statements  and  consolidated  financial statement schedules of Entergy Corporation as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which reports include an emphasis paragraph related to a rate-related contingency and an explanatory paragraph related to changes in accounting methods for the impairment of long-lived assets and for long-lived assets to be disposed of and incremental nuclear plant outage maintenance costs by certain of the Corporation's subsidiaries, and are included in this Annual Report on Form 10-K.

      We consent to the incorporation by reference in the registration statements and the related Prospectuses of Entergy Arkansas, Inc. (formerly Arkansas Power & Light Company) on Form S-3 (File Numbers 33-36149, 33-48356, 33-50289, 333-00103 and 333-05045) of our reports dated February 13, 1997, on our audits of the financial statements and financial statement schedule of Entergy Arkansas, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which reports include an explanatory paragraph related to the Company's 1995 change in its method of accounting for incremental nuclear plant outage maintenance costs, and are included in this Annual Report on Form 10-K.

      We consent to the incorporation by reference in the registration statements and the related Prospectuses of Entergy Gulf States, Inc. (formerly Gulf States Utilities Company) on Form S-3 (File Numbers 33-49739 and 33-51181), Form S-8 (File Numbers 2-76551 and 2-98011) and on
Form S-2 (File Number 333-17911), of our reports dated February 13, 1997, on our audits of the financial statements and financial statement schedule of Entergy Gulf States, Inc. as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, which reports include an emphasis paragraph related to a rate-related contingency and an explanatory paragraph related to a change in accounting for the impairment of long-lived assets and long-lived assets to be disposed of, and are included in this Annual Report on Form 10-K.

      We consent to the incorporation by reference in the registration statements and the related Prospectuses of Entergy Louisiana, Inc. (formerly Louisiana Power & Light Company) on Form S-3 (File Numbers 33-46085, 33-39221, 33-50937, 333-00105, 333-01329 and 333-03567) of our
reports dated February 13, 1997, on our audits of the financial statements and financial statement schedule of Entergy Louisiana, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which are included in this Annual Report on Form 10-K.

      We consent to the incorporation by reference in the registration statements and the related Prospectuses of Entergy Mississippi, Inc. (formerly Mississippi Power & Light Company) on Form S-3 (File Numbers 33-53004, 33-55826 and 33-50507) of our reports dated February 13,
1997, on our audits of the financial statements and financial statement schedule of Entergy Mississippi, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which are included in this Annual Report on Form 10-K.

      We consent to the incorporation by reference in the registration statements and the related Prospectuses of Entergy New Orleans, Inc. (formerly New Orleans Public Service Inc.) on Form S-3 (File Numbers 33-57926 and 333-00255) of our reports dated February 13, 1997, on our audits of the financial statements and financial statement schedule of Entergy New Orleans, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which are included in this Annual Report on Form 10-K.

      We consent to the incorporation by reference in the registration statements and the related Prospectuses of System Energy Resources, Inc. on Form S-3 (File Numbers 33-47662, 33-61189 and 333-06717) of our
report dated February 13, 1997, on our audits of the financial statements of System Energy Resources, Inc. as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which report includes an explanatory paragraph related to the Company's 1996 change in its method of accounting for incremental nuclear plant outage maintenance costs, and is included in this Annual Report on Form 10-K.




COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
March 7, 1997

                                                       EXHIBIT 23(b)


                                CONSENT


      We consent to the reference to our firm under the heading "Experts" and to the inclusion in this Annual Report on Form 10-K of Entergy Gulf States, Inc. of the statements (Statements) regarding the analysis by our Firm of River Bend construction costs which are made herein under Part I, Item 1. Business - "Rate Matters and Regulation" and in the discussion of Texas jurisdictional matters set forth in
Note 2 to Entergy Gulf States' Financial Statements and Note 2 to Entergy Corporation and Subsidiaries' Consolidated Financial Statements appearing as Item 8. of Part II of this Form 10-K, which
Statements have been prepared or reviewed by us (Sandlin Associates). We also consent to the incorporation by reference in the registration statements of Entergy Gulf States on Form S-3 (File Numbers 33-49739 and 33-51181), Form S-8 (File Numbers 2-76551 and 2-98011) and on Form S-2 (File Number 333-17911) of such reference and Statements.




                                        SANDLIN ASSOCIATES
                                        Management Consultants

Pasco, Washington
March 10, 1997

  REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and the Shareholders of Entergy Corporation


We  have  audited  the  consolidated financial  statements  of  Entergy
Corporation and Subsidiaries and the financial statements of Entergy Arkansas, Inc. (formerly Arkansas Power & Light Company), Entergy Gulf States, Inc. (formerly Gulf States Utilities Company), Entergy Louisiana, Inc. (formerly Louisiana Power & Light Company), Entergy Mississippi, Inc. (formerly Mississippi Power & Light Company) and Entergy New Orleans, Inc. (formerly New Orleans Public Service Inc.) as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our reports, included elsewhere in this Form 10-K, thereon dated February 13, 1997, which reports as to Entergy Corporation and Entergy Gulf States, Inc. include an emphasis paragraph related to a rate-related contingency and an explanatory paragraph related to a change in accounting for impairment of long-lived assets and long-lived assets to be disposed of, and which reports as to Entergy Corporation and Entergy Arkansas, Inc. include an explanatory paragraph related to changes in accounting for incremental nuclear plant outage maintenance expenses. In connection with our audits of such financial statements, we have also audited the related financial statement schedules included in Item 14(a)2 of this Form 10-K.

In our opinion the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
February 13, 1997

                INDEX TO FINANCIAL STATEMENT SCHEDULES


Schedule                                                                 Page

 I    Financial Statements of Entergy Corporation:
        Statements of Income - For the Years Ended December 31, 1996,
           1995, and 1994                                                 S-2
        Statements of Cash Flows - For the Years Ended December 31, 1996,
           1995, and 1994                                                 S-3
        Balance Sheets, December 31, 1996 and 1995                        S-4
        Statements of Retained Earnings and Paid-In Capital - For
           the Years Ended December 31, 1996, 1995, and 1994              S-5
 II   Valuation and Qualifying Accounts
        1996, 1995, and 1994:
           Entergy Corporation and Subsidiaries                           S-6
           Entergy Arkansas, Inc.                                         S-7
           Entergy Gulf States, Inc.                                      S-8
           Entergy Louisiana, Inc.                                        S-9
           Entergy Mississippi, Inc.                                      S-10
           Entergy New Orleans, Inc..                                     S-11


      Schedules other than those listed above are omitted because they are not required, not applicable or the required information is shown in the financial statements or notes thereto.

      Columns have been omitted from schedules filed because the information is not applicable.


              ENTERGY CORPORATION
SCHEDULE I-FINANCIAL STATEMENTS OF ENTERGY CORPORATION
              STATEMENTS OF INCOME


                                                         For the Years Ended December 31,
                                                       1996           1995          1994
                                                                  (In Thousands)
Income:
  Equity in income of subsidiaries                      $459,350      $549,144     $369,701
  Interest on temporary investments                        4,840        20,641       25,496
                                                        --------      --------     --------
        Total                                            464,190       569,785      395,197
                                                        --------      --------     --------

Expenses and Other Deductions:
  Administrative and general expenses                     34,402        53,872       57,846
  Income taxes (credit)                                   (1,558)       (5,383)      (6,350)
  Taxes other than income (credit)                           828         1,102          465
  Interest (credit)                                       10,491           214        1,395
                                                        --------      --------     --------
        Total                                             44,163        49,805       53,356
                                                        --------      --------     --------
Net Income                                              $420,027      $519,980     $341,841
                                                        ========      ========     ========
See Entergy Corporation and Subsidiaries Notes to Financial
Statements in Part II, Item 8.

               ENTERGY CORPORATION

SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
            STATEMENTS OF CASH FLOWS


                                                 For the Years Ended December 31,
                                                    1996        1995        1994
                                                            (In Thousands)
Operating Activities:
  Net income                                       $420,027    $519,980    $341,841
  Noncash items included in net income:
    Equity in earnings of subsidiaries             (459,350)   (549,144)   (369,701)
    Deferred income taxes                             8,499      (2,024)      7,007
    Depreciation                                      1,628       1,421         959
  Changes in working capital:
    Receivables                                       3,232       2,161      (5,085)
    Payables                                          9,919      (3,776)    (11,945)
    Other working capital accounts                   (1,170)     (1,701)     (2,563)
  Common stock dividends received from
    subsidiaries                                    554,200     565,589     763,400
  Other                                              (3,524)      8,652     (12,137)
                                                   --------    --------    --------
    Net cash flow provided by operating activities  533,461     541,158     711,776
                                                   --------    --------    --------

Investing Activities:
  Investment in subsidiaries                       (266,681)   (477,709)    (49,892)
  Capital expenditures                                    -           -      (3,178)
  Proceeds received from the sale of property             -           -      26,000
  Advance to subsidiary                                   -     221,540     (11,840)
                                                   --------    --------    --------

    Net cash flow used in investing activities     (266,681)   (256,169)    (38,910)
                                                   --------    --------    --------

Financing Activities:
  Changes in short-term borrowings                   20,000           -     (43,000)
  Common stock dividends paid                      (405,346)   (408,553)   (410,223)
  Issuance of common stock                          118,087           -    (119,486)
                                                   --------    --------    --------

    Net cash flow used in financing activities     (267,259)   (408,553)   (572,709)
                                                   --------    --------    --------

Net increase (decrease) in cash and cash equivalents   (479)   (123,564)    100,157

Cash and cash equivalents at beginning of period    129,144     252,708     152,551
                                                   --------    --------    --------

Cash and cash equivalents at end of period         $128,665    $129,144    $252,708
                                                   ========    ========    ========




See Entergy Corporation and Subsidiaries Notes to Financial Statements in Part II, Item 8.

                   ENTERGY CORPORATION

 SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                      BALANCE SHEETS

                                                                      December 31,
                                                                  1996            1995
                                                                     (In Thousands)
                          ASSETS


Current Assets:
   Cash and cash equivalents:
     Cash                                                            $23             $25
     Temporary cash investments - at cost,
        which approximates market:
        Associated companies                                      57,986          29,180
        Other                                                     70,656          99,939
                                                              ----------      ----------
           Total cash and cash equivalents                       128,665         129,144
  Accounts receivable:
    Associated companies                                           5,940           8,697
    Other                                                              -             356
  Interest receivable                                                378             497
  Other                                                           20,389           9,511
                                                              ----------      ----------
           Total                                                 155,372         148,205
                                                              ----------      ----------
Investment in Wholly-owned Subsidiaries                       $6,531,729      $6,354,267
                                                              ----------      ----------
Deferred Debits                                                   74,891          47,381
                                                              ----------      ----------
           TOTAL                                              $6,761,992      $6,549,853
                                                              ==========      ==========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes Payable                                                  $20,000               -
  Accounts payable:
    Associated companies                                          11,613             762
    Other                                                             22           1,142
  Interest Accrued                                                   188               -
  Other current liabilities                                       15,638           5,930
                                                              ----------      ----------
           Total                                                  47,461           7,834
                                                              ----------      ----------
Deferred Credits and Noncurrent Liabilities                       73,616          70,299
                                                              ----------      ----------
Shareholders' Equity:
  Common stock, $.01 par value, authorized
   500,000,000 shares; issued 234,456,457 shares
    in 1996 and 230,017,485 shares in 1995                         2,345           2,300
  Paid-in capital                                              4,320,591       4,201,483
  Retained earnings                                            2,341,703       2,335,579
  Cumulative foreign currency translation adjustment              21,725               -
  Less cost of treasury stock 1,496,118 shares in
    1996 and 2,251,318 shares in 1995)                           (45,449)        (67,642)
                                                              ----------      ----------
           Total common shareholders' equity                   6,640,915       6,471,720
                                                              ----------      ----------

           Total                                              $6,761,992      $6,549,853
                                                              ==========      ==========
See Entergy Corporation and Subsidiaries Notes to Financial
Statements in Part II, Item 8.

                     ENTERGY CORPORATION

   SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
     STATEMENTS OF RETAINED EARNINGS AND PAID-IN CAPITAL

                                                                       For the Years Ended December 31,
                                                                    1996            1995          1994
                                                                               (In Thousands)
Retained Earnings, January 1                                       $2,335,579     $2,223,739    $2,310,082
  Add:
    Net income                                                        420,027        519,980       341,841
                                                                   ----------     ----------    ----------
        Total                                                       2,755,606      2,743,719     2,651,923
                                                                   ----------     ----------    ----------
  Deduct:
    Dividends declared on common stock                                412,250        409,801       411,806
    Common stock retirements                                         -               -              13,940
    Capital stock and other expenses                                    1,653         (1,661)        2,438
                                                                   ----------     ----------    ----------
        Total                                                         413,903        408,140       428,184
                                                                   ----------     ----------    ----------
Retained Earnings, December 31                                     $2,341,703     $2,335,579    $2,223,739
                                                                   ==========     ==========    ==========


Paid-in Capital, January 1                                         $4,201,483     $4,202,134    $4,223,682
  Add:
    Gain (loss) on reacquisition of
      subsidiaries' preferred stock                                     1,795            (26)          (23)
   Common stock issuances related to stock plans                      117,560         (3,002)
                                                                   ----------     ----------    ----------
     Total                                                          4,320,838      4,199,106     4,223,659
                                                                   ----------     ----------    ----------
  Deduct:
    Common stock retirements                                         -               -              22,468
    Capital stock discounts and other expenses                            247         (2,377)         (943)
                                                                   ----------     ----------    ----------
       Total                                                              247         (2,377)       21,525
                                                                   ----------     ----------    ----------
Paid-in Capital, December 31                                       $4,320,591     $4,201,483    $4,202,134
                                                                   ==========     ==========    ==========

See Entergy Corporation and Subsidiaries Notes to Consolidated Financial
Statements in Part II, Item 8.

      ENTERGY CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 Years Ended December 31, 1996, 1995, and 1994
                 (In Thousands)

                    Column A                           Column B       Column C      Column D        Column E
                                                                                     Other
                                                                    Additions       Changes
                                                                                   Deductions
                                                      Balance at                      from          Balance
                                                      Beginning     Charged to     Provisions        at End
                  Description                         of Period       Income        (Note 1)       of Period
Year ended December 31, 1996
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                                     $7,109        $18,403        $17,690          $7,822
  Other                                                 12,337              -         12,337               -
                                                       -------        -------        -------         -------
  Total                                                $19,446        $18,403        $30,027          $7,822
                                                       =======        =======        =======         =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                                   $36,733        $26,136        $27,843         $35,026
  Injuries and damages (Note 2)                         19,981         23,373         17,209          26,145
  Environmental                                         40,262          2,599          5,142          37,719
                                                       -------        -------        -------         -------
     Total                                             $96,976        $52,108        $50,194         $98,890
                                                       =======        =======        =======         =======
Year ended December 31, 1995
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                                     $6,740        $14,586        $14,217          $7,109
  Other                                                     $0         12,337              -         $12,337
                                                       -------        -------        -------         -------
    Total                                               $6,740        $26,923        $14,217         $19,446
                                                       =======        =======        =======         =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                                   $32,871        $16,263        $12,401         $36,733
  Injuries and damages (Note 2)                         22,066         11,667         13,752          19,981
  Environmental                                         42,739          7,639         10,116          40,262
                                                       -------        -------        -------         -------
     Total                                             $97,676        $35,569        $36,269         $96,976
                                                       =======        =======        =======         =======
Year ended December 31, 1994
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                                     $8,808         $8,266        $10,334          $6,740
                                                       =======        =======        =======         =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                                   $34,546        $25,592        $27,267         $32,871
  Injuries and damages (Note 2)                         23,096         10,993         12,023          22,066
  Environmental                                         26,753         21,292          5,306          42,739
                                                       -------        -------        -------         -------
     Total                                             $84,395        $57,877        $44,596         $97,676
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

            ENTERGY ARKANSAS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 Years Ended December 31, 1996, 1995, and 1994
                 (In Thousands)

                    Column A                         Column B       Column C      Column D        Column E
                                                                                    Other
                                                                   Additions       Changes
                                                                                  Deductions
                                                    Balance at                       from          Balance
                                                     Beginning     Charged to     Provisions        at End
                  Description                        of Period       Income        (Note 1)       of Period
Year ended December 31, 1996
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                                     $2,058         $5,341         $5,073          $2,326
                                                       =======        =======        =======         =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                                      $900         $8,808         $9,694             $14
  Injuries and damages (Note 2)                          1,810          2,980          1,980           2,810
  Environmental                                          6,514          1,320          2,671           5,163
                                                       -------        -------        -------         -------
     Total                                              $9,224        $13,108        $14,345          $7,987
                                                       =======        =======        =======         =======

Year ended December 31, 1995
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                                     $1,950         $3,997         $3,889          $2,058
                                                       =======        =======        =======         =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                                    $1,916         $4,810         $5,826            $900
  Injuries and damages (Note 2)                          2,660            710          1,560           1,810
  Environmental                                          5,350          4,435          3,271           6,514
                                                       -------        -------        -------         -------
     Total                                              $9,926         $9,955        $10,657          $9,224
                                                       =======        =======        =======         =======

Year ended December 31, 1994
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                                     $2,050         $1,967         $2,067          $1,950
                                                       =======        =======        =======         =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                                    $2,821        $18,782        $19,687          $1,916
  Injuries and damages (Note 2)                          3,259          1,316          1,915           2,660
  Environmental                                          6,825          1,510          2,985           5,350
                                                       -------        -------        -------         -------
     Total                                             $12,905        $21,608        $24,587          $9,926
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

           ENTERGY GULF STATES,  INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 Years Ended December 31, 1996, 1995, and 1994
                 (In Thousands)

                    Column A                          Column B       Column C       Column D        Column E
                                                                                     Other
                                                                     Additions      Changes
                                                                                   Deductions
                                                     Balance at                       from          Balance
                                                      Beginning     Charged to     Provisions        at End
                  Description                         of Period       Income        (Note 1)       of Period
Year ended December 31, 1996
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                                     $1,608         $4,709         $4,320          $1,997
                                                       =======        =======        =======         =======
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                                   $14,141         $5,899         $3,037         $17,003
  Injuries and damages (Note 2)                          5,199          7,955          3,560           9,594
  Environmental                                         21,864            365            400          21,829
                                                       -------        -------        -------         -------
     Total                                             $41,204        $14,219         $6,997         $48,426
                                                       =======        =======        =======         =======

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
                                                       =======        =======        =======         =======

Year ended December 31, 1994
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                                     $2,383           $701         $2,369            $715
                                                       =======        =======        =======         =======
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                                   $10,872         $2,170         $2,591         $10,451
  Injuries and damages (Note 2)                          9,469          2,970          5,517           6,922
  Environmental                                         18,151          2,589            426          20,314
                                                       -------        -------        -------         -------
     Total                                             $38,492         $7,729         $8,534         $37,687
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

            ENTERGY LOUISIANA,  INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 Years Ended December 31, 1996, 1995, and 1994
                 (In Thousands)

                    Column A                          Column B       Column C       Column D        Column E
                                                                                     Other
                                                                    Additions       Changes
                                                                                   Deductions
                                                     Balance at                       from          Balance
                                                     Beginning     Charged to      Provisions        at End
                  Description                        of Period       Income         (Note 1)       of Period
Year ended December 31, 1996
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                                     $1,390         $3,241         $3,202          $1,429
                                                       =======        =======        =======         =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                                    $1,013         $4,583         $5,335            $261
  Injuries and damages (Note 2)                          8,414         10,646          9,617           9,443
  Environmental                                         11,379            495          1,895           9,979
                                                       -------        -------        -------         -------
     Total                                             $20,806        $15,724        $16,847         $19,683
                                                       =======        =======        =======         =======

Year ended December 31, 1995
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                                     $1,175         $2,450         $2,235          $1,390
                                                       =======        =======        =======         =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                                      $814         $3,537         $3,338          $1,013
  Injuries and damages (Note 2)                          7,350          4,486          3,422           8,414
  Environmental                                         16,394            (89)         4,926          11,379
                                                       -------        -------        -------         -------
     Total                                             $24,558         $7,934        $11,686         $20,806
                                                       =======        =======        =======         =======

Year ended December 31, 1994
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                                     $1,075         $2,023         $1,923          $1,175
                                                       =======        =======        =======         =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                                    $2,388         $3,120         $4,694            $814
  Injuries and damages (Note 2)                          4,779          5,848          3,277           7,350
  Environmental                                          1,237         16,868          1,711          16,394
                                                       -------        -------        -------         -------
     Total                                              $8,404        $25,836         $9,682         $24,558
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


           ENTERGY MISSISSIPPI,  INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 Years Ended December 31, 1996, 1995, and 1994
                 (In Thousands)

                    Column A                          Column B       Column C       Column D        Column E
                                                                                     Other
                                                                     Additions      Changes
                                                                                   Deductions
                                                    Balance at                       from            Balance
                                                     Beginning      Charged to     Provisions        at End
                  Description                        of Period        Income        (Note 1)       of Period
Year ended December 31, 1996
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                                     $1,585         $2,996         $3,207          $1,374
                                                       =======        =======        =======         =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                                    $5,013         $6,846         $9,777          $2,082
  Injuries and damages (Note 2)                          2,565            928            588           2,905
  Environmental                                            467            330            104             693
                                                       -------        -------        -------         -------
     Total                                              $8,045         $8,104        $10,469          $5,680
                                                       =======        =======        =======         =======

Year ended December 31, 1995
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                                     $2,070         $1,691         $2,176          $1,585
                                                       =======        =======        =======         =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                                    $3,779         $1,520           $286          $5,013
  Injuries and damages (Note 2)                          3,725         (1,154)             6           2,565
  Environmental                                            684            735            952             467
                                                       -------        -------        -------         -------
     Total                                              $8,188         $1,101         $1,244          $8,045
                                                       =======        =======        =======         =======

Year ended December 31, 1994
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                                     $2,470         $1,897         $2,297          $2,070
                                                       =======        =======        =======         =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                                    $2,554         $1,520           $295          $3,779
  Injuries and damages (Note 2)                          3,478            365            118           3,725
  Environmental                                            500            300            116             684
                                                       -------        -------        -------         -------
     Total                                              $6,532         $2,185           $529          $8,188
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

           ENTERGY NEW ORLEANS,  INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 Years Ended December 31, 1996, 1995, and 1994
                 (In Thousands)

                    Column A                          Column B       Column C     Column D        Column E
                                                                                   Other
                                                                    Additions      Changes
                                                                                 Deductions
                                                     Balance at                      from          Balance
                                                     Beginning     Charged to     Provisions        at End
                  Description                        of Period       Income        (Note 1)       of Period
Year ended December 31, 1996
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                                       $468         $2,116         $1,888            $696
                                                       =======        =======        =======         =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                                   $15,666             -                         $15,666
  Injuries and damages (Note 2)                          1,993            864          1,464           1,393
  Environmental                                             38             89             72              55
                                                       -------        -------        -------         -------
     Total                                             $17,697           $953         $1,536         $17,114
                                                       =======        =======        =======         =======

Year ended December 31, 1995
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                                       $830         $2,733         $3,095            $468
                                                       =======        =======        =======         =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                                   $15,911             -            $245         $15,666
  Injuries and damages (Note 2)                          1,409          1,382            798           1,993
  Environmental                                             (3)            75             34              38
                                                       -------        -------        -------         -------
     Total                                             $17,317         $1,457         $1,077         $17,697
                                                       =======        =======        =======         =======

Year ended December 31, 1994
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                                       $830         $1,678         $1,678            $830
                                                       =======        =======        =======         =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                                   $15,911             -              -          $15,911
  Injuries and damages (Note 2)                          2,111            494          1,196           1,409
  Environmental                                             40             25             68              (3)
                                                       -------        -------        -------         -------
     Total                                             $18,062           $519         $1,264         $17,317
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

(3) (i)  Articles of Incorporation

Entergy Corporation

(a)1      --      Certificate   of   Incorporation   of   Entergy
          Corporation dated December 31, 1993, (A-1(a) to Rule 24
          Certificate in 70-8059).

System Energy

(b)1      --    Amended and Restated Articles of Incorporation of
          System Energy and amendments thereto through April 28, 1989 (A-1(a) to Form U-1 in 70-5399).

Entergy Arkansas

(c)1      --    Amended and Restated Articles of Incorporation of
          Entergy  Arkansas and amendments thereto through  April
          22, 1996 (3(a) to Form 10-Q for the quarter ended March
          31, 1996 in 1-10764).

Entergy Gulf States

(d)1      --   Restated Articles of Incorporation of Entergy Gulf
          States  and amendments thereto through April  22,  1996
          (3(b) to Form 10-Q for the quarter ended March 31, 1996 in 1-2703).

Entergy Louisiana

(e)1      --    Restated  Articles  of Incorporation  of  Entergy
          Louisiana and amendments thereto through April 22, 1996
          (3(c) to Form 10-Q for the quarter ended March 31, 1996 in 1-8474).

Entergy Mississippi

*(f)1     --    Restated  Articles  of Incorporation  of  Entergy
          Mississippi and amendments thereto through January  28,
          1997

Entergy New Orleans

(g)1      --     Restatement  of  Articles  of  Incorporation  of
          Entergy New Orleans and amendments thereto through April 22, 1996 (3(e) to Form 10-Q for the quarter ended
          March 31, 1996 in 0-5807).
(3) (ii) By-Laws

(a)             --    By-Laws  of  Entergy Corporation  effective
          August 25, 1992, and as presently in effect (A-2(a) to Rule 24 Certificate in 70-8059).

(b)             --    By-Laws of System Energy effective  May  4,
          1989, and as presently in effect (A-2(a) in 70-5399).

(c)             --    By-Laws  of  Entergy  Arkansas  as  amended
          effective May 5, 1994, and as presently in effect (3(d) to Form 10-Q for the quarter ended June 30, 1994).

(d)             --    By-Laws of Entergy Gulf States  as  amended
          effective May 5, 1994, and as presently in effect (A-12 in 70-8059).

(e)              --    By-Laws  of  Entergy  Louisiana  effective
          January 23, 1984, and as presently in effect (A-4 in 70-
          6962).

(f)             --    By-Laws  of  Entergy Mississippi  effective
          April 5, 1995, and as presently in effect (3(ii)(f) to Form 10-K for the year ended December 31, 1995 in 0-
          320).

(g)             --   By-Laws of Entergy New Orleans effective May
          5, 1994, and as presently in effect (3(g) to Form 10-Q for the quarter ended June 30, 1994 in 0-5807).

(4)       Instruments   Defining  Rights  of  Security   Holders,
          Including Indentures

Entergy Corporation

(a)1 -- See (4)(b) through (4)(g) below for instruments defining the rights of holders of long-term debt of System Energy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans.

(a)2      --    Credit  Agreement, dated as of October  3,  1989,
          between  System Fuels and The Yasuda Trust and  Banking
          Co., Ltd., New York Branch, as agent (B-1(c) to Rule 24
          Certificate, dated October 6, 1989, in 70-7668).

(a)3 -- First Amendment, dated as of March 1, 1992, to Credit Agreement, dated as of October 3, 1989, between System Fuels and The Yasuda Trust and Banking Co., Ltd., New York Branch, as agent (4(a)5 to Form 10-K for the year ended December 31, 1991 in 1-3517).

(a)4 -- Second Amendment, dated as of September 30, 1992, to Credit Agreement dated as of October 3, 1989, between System Fuels and The Yasuda Trust and Banking Co., Ltd., New York Branch, as agent (4(a)6 to Form 10-K for the year ended December 31, 1992 in 1-3517).

(a)5 -- Security Agreement, dated as of October 3, 1989, as amended, between System Fuels and The Yasuda Trust and Banking Co., Ltd., New York Branch, as agent (B-3(c) to Rule 24 Certificate, dated October 6, 1989, in 70-7668), as amended by First Amendment to Security Agreement, dated as of March 14, 1990 (A to Rule 24 Certificate, dated March 7, 1990, in 70-7668).

(a)6 -- Consent and Agreement, dated as of October 3, 1989, among System Fuels, The Yasuda Trust and Banking Co., Ltd., New York Branch, as agent, Entergy Arkansas, Entergy Louisiana, and System Energy (B-5(c) to Rule 24 Certificate, dated October 6, 1989, in 70-7668).

(a)7 -- Guaranty of Entergy Corporation dated October 12, 1995 of Entergy Enterprises' payment and performance under Guaranty of Entergy Enterprises dated October 12, 1995, of amounts payable by EP Edegel, Inc. to reimburse Union Bank of Switzerland for drawings on Letter of Credit in amount of $10 million (filed as Exhibit C-1(l) to Form U5S for the year ended December 31, 1995).

(a)8 -- Guaranty and Guaranty Agreement, each dated as of November 27, 1995, by Entergy Corporation to Union Bank of Switzerland, as Agent, of payment and performance of the Guaranty and Guaranty Agreement, by Entergy Enterprises of amounts payable by EP Edegel, Inc. pursuant to Union Bank of Switzerland Credit Agreement, each as amended by First Amendment, dated as of March 12, 1996 between Entergy Corporation and Union Bank of Switzerland (filed as Exhibit C-1(j) to Form U5S for the year ended December 31, 1995).

(a)9 -- Share Sale Agreement (Revised) of December 12, 1995, relating to acquisition of CitiPower Limited, among State Electricity Commission of Victoria, the State of Victoria, Entergy Victoria LDC, Entergy Victoria Holding LDC and Entergy Corporation (filed as Exhibit C-1(o) to Form U5S for the year ended December 31, 1995 pursuant to Rule 104).

(a)10 -- Multi-Option Syndicated Facility Agreement, dated as of January 5, 1996, among CitiPower Limited as Borrower, Commonwealth Bank of Australia as Facility Agent, Bank of America N.T. & S.A. as Arranger, and Commonwealth Bank of Australia as Security Trustee (filed as Exhibit C-1(p) to Form U5S for the year ended December 31, 1995).

(a)11     --    Undertaking Agreement, dated as of March 7, 1996,
          of   Entergy  Corporation  to  Commonwealth   Bank   of
          Australia as Facility-Agent, of CitiPower Limited's obligations up to maximum of $7,367,000 under the Multi-Option Syndicated Facility Agreement (filed as Exhibit C-1(q) to Form U5S for the year ended December 31,
          1995).

*(a)12 -- Credit Agreement, dated as of September 13, 1996, among Entergy Corporation, Entergy Technology Holding Company, the Banks (The Bank of New York, Bank of America NT & SA, The Bank of Nova Scotia, Banque Nationale de Paris (Houston Agency), The First National Bank of Chicago, The Fuji Bank Ltd., Societe Generale Southwest Agency, and CIBC Inc.) and The Bank of New York, as Agent (the "Entergy-ETHC Credit Agreement").

*(a)13    --    Amendment No. 1, dated as of October 22, 1996  to
          Credit Agreement Entergy-ETHC Credit Agreement.

*(a)14 -- Guaranty and Acknowledgment Agreement, dated as of October 3, 1996, by Entergy Corporation to The Bank of New York of certain promissory notes issued by ETHC in connection with acquisition of 280 Equity Holdings, Ltd.

*(a)15 -- Amendment, dated as of November 21, 1996, to Guaranty and Acknowledgment Agreement by Entergy
          Corporation to The Bank of New York of certain promissory notes issued by ETHC in connection with acquisition of 280 Equity Holdings, Ltd.

*(a)16    --   Guaranty and Acknowledgment Agreement, dated as of
          November 21, 1996, by Entergy Corporation to The Bank of New York of certain promissory notes issued by ETHC in connection with acquisition of Sentry.

*(a)17 -- Amended and Restated Credit Agreement, dated as of December 12, 1996, among Entergy, the Banks (Bank of America National Trust & Savings Association, The Bank of New York, The Chase Manhattan Bank, Citibank, N.A., Union Bank of Switzerland, ABN Amro Bank N.V., The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, Mellon Bank, N.A., First National Bank of Commerce and Whitney National Bank) and Citibank, N.A., as Agent.

System Energy

(b)1 -- Mortgage and Deed of Trust, dated as of June 15, 1977, as amended by twenty-one Supplemental Indentures (A-1 in 70-5890 (Mortgage); B and C to Rule 24 Certificate in 70-5890 (First); B to Rule 24 Certificate in 70-6259 (Second); 20(a)-5 to Form 10-Q for the quarter ended June 30, 1981, in 1-3517 (Third); A-1(e)-1 to Rule 24 Certificate in 70-6985 (Fourth); B to Rule 24 Certificate in 70-7021 (Fifth); B to Rule 24 Certificate in 70-7021 (Sixth); A-3(b) to Rule 24
          Certificate  in 70-7026 (Seventh); A-3(b)  to  Rule  24
          Certificate  in  70-7158  (Eighth);  B   to   Rule   24
          Certificate  in  70-7123  (Ninth);  B-1  to   Rule   24
          Certificate  in  70-7272  (Tenth);  B-2  to   Rule   24
          Certificate  in  70-7272 (Eleventh);  B-3  to  Rule  24
          Certificate  in  70-7272  (Twelfth);  B-1  to  Rule  24
          Certificate in 70-7382 (Thirteenth); B-2 to Rule 24 Certificate in 70-7382 (Fourteenth); A-2(c) to Rule 24 Certificate in 70-7946 (Fifteenth); A-2(c) to Rule 24
          Certificate in 70-7946 (Sixteenth); A-2(d) to Rule 24 Certificate in 70-7946 (Seventeenth); A-2(e) to Rule 24 Certificate dated May 4, 1993 in 70-7946 (Eighteenth); A-2(g) to Rule 24 Certificate dated May 6, 1994, in 70-7946 (Nineteenth); A-2(a)(1) to Rule 24 Certificate dated August 8, 1996 in File No. 70-8511 (Twentieth); and A-2(a)(2) to Rule 24 Certificate dated August 8, 1996 in File No. 70-8511 (Twenty-first)).

(b)2      --    Facility  Lease No. 1, dated as  of  December  1,
          1988, between Meridian Trust Company and Stephen M. Carta (Steven Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989 (B-22(b) (1) to Rule 24 Certificate dated April 21, 1989 in 70-7561) and Lease Supplement No. 2 dated as of January 1, 1994 (B-3(d) to Rule 24 Certificate dated January 31, 1994 in 70-8215).

(b)3 -- Facility Lease No. 2, dated as of December 1, 1988 between Meridian Trust Company and Stephen M. Carta (Steven Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(2) to Rule 24 Certificate dated
          January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989 (B-22(b) (2) to Rule 24 Certificate dated April 21, 1989 in 70-7561) and Lease Supplement No. 2 dated as of January 1, 1994 (B-4(d) Rule 24 Certificate dated January 31, 1994 in 70-8215).

(b)4      --    Indenture (for Unsecured Debt Securities),  dated
          as   of   September  1,  1995,  between  System  Energy
          Resources, Inc., and Chemical Bank (B-10(a) to Rule  24
          Certificate in 70-8511).

Entergy Arkansas

(c)1      --         Mortgage  and  Deed of Trust,  dated  as  of
          October 1, 1944, as amended by fifty-three Supplemental Indentures (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121
          (First);  7(c)  in  2-7605  (Second);  7(d)  in  2-8100
          (Third);  7(a)-4 in 2-8482 (Fourth); 7(a)-5  in  2-9149
          (Fifth);  4(a)-6 in 2-9789 (Sixth); 4(a)-7  in  2-10261
          (Seventh);  4(a)-8  in  2-11043  (Eighth);  2(b)-9   in
          2-11468  (Ninth);  2(b)-10 in  2-15767  (Tenth);  D  in
          70-3952  (Eleventh); D in 70-4099  (Twelfth);  4(d)  in
          2-23185 (Thirteenth); 2(c) in 2-24414 (Fourteenth); 2(c) in 2-25913 (Fifteenth); 2(c) in 2-28869
          (Sixteenth); 2(d) in 2-28869 (Seventeenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646 (Nineteenth); 2(c) in 2-39253 (Twentieth); 2(c) in 2-41080
          (Twenty-first); C-1 to Rule 24 Certificate in 70-5151 (Twenty-second); C-1 to Rule 24 Certificate in 70-5257 (Twenty-third); C to Rule 24 Certificate in 70-5343 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-5404 (Twenty-fifth); C to Rule 24 Certificate in 70-5502
          (Twenty-sixth); C-1 to Rule 24 Certificate in 70-5556 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-5693 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6078 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6174
          (Thirtieth);  C-1  to  Rule 24 Certificate  in  70-6246
          (Thirty-first); C-1 to Rule 24 Certificate in 70-6498 (Thirty-second); A-4b-2 to Rule 24 Certificate in 70-6326 (Thirty-third); C-1 to Rule 24 Certificate in 70-6607 (Thirty-fourth); C-1 to Rule 24 Certificate in 70-6650 (Thirty-fifth); C-1 to Rule 24 Certificate, dated December 1, 1982, in 70-6774 (Thirty-sixth); C-1 to Rule 24 Certificate, dated February 17, 1983, in 70-6774 (Thirty-seventh); A-2(a) to Rule 24 Certificate, dated December 5, 1984, in 70-6858 (Thirty-eighth); A-3(a) to Rule 24 Certificate in 70-7127 (Thirty-ninth); A-7 to Rule 24 Certificate in 70-7068 (Fortieth); A-8(b) to Rule 24 Certificate dated July 6, 1989 in 70-7346 (Forty-first); A-8(c) to
          Rule 24 Certificate, dated February 1, 1990 in 70-7346 (Forty-second); 4 to Form 10-Q for the quarter ended September 30, 1990 in 1-10764 (Forty-third); A-2(a) to Rule 24 Certificate, dated November 30, 1990, in 70-7802 (Forty-fourth); A-2(b) to Rule 24 Certificate, dated January 24, 1991, in 70-7802 (Forty-fifth); 4(d)(2) in 33-54298 (Forty-sixth); 4(c)(2) to Form 10-K for the year ended December 31, 1992 in 1-10764 (Forty-seventh); 4(b) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-eighth); 4(c) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-ninth); 4(b) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fiftieth); 4(c) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fifty-first); 4(a) to Form 10-Q for the quarter ended June 30, 1994 (Fifty-second); and C-2 to Form U5S for the year ended December 31, 1995 (Fifty-third)).

(c)2      --         Indenture  for  Unsecured Subordinated  Debt
          Securities relating to Trust Securities between Entergy Arkansas and Bank of New York (as Trustee), dated as of August 1, 1996 (filed as Exhibit A-1(a) to Rule 24 Certificate dated August 26, 1996 in File No. 70-8723).

(c)3      --         Amended  and  Restated  Trust  Agreement  of
          Entergy Arkansas Capital I, dated as of August 14, 1996
          (filed  as Exhibit A-3(a) to Rule 24 Certificate  dated
          August 26, 1996 in File No. 70-8723).

(c)4      --         Guarantee Agreement between Entergy Arkansas
          (as Guarantor) and The Bank of New York (as Trustee), dated as of August 14, 1996, with respect to Entergy Arkansas Capital I's obligations on its 8 1/2% Cumulative Quarterly Income Preferred Securities, Series A (filed as Exhibit A-4(a) to Rule 24 Certificate dated August 26, 1996 in File No. 70-8723).

Entergy Gulf States

(d)1 -- Indenture of Mortgage, dated September 1, 1926, as amended by certain Supplemental Indentures (B-a-I-1 in Registration No. 2-2449 (Mortgage); 7-A-9 in Registration No. 2-6893 (Seventh); B to Form 8-K dated September 1, 1959 (Eighteenth); B to Form 8-K dated February 1, 1966 (Twenty-second); B to Form 8-K dated March 1, 1967 (Twenty-third); C to Form 8-K dated March 1, 1968 (Twenty-fourth); B to Form 8-K dated November
          1, 1968 (Twenty-fifth); B to Form 8-K dated April 1, 1969 (Twenty-sixth); 2-A-8 in Registration No. 2-66612 (Thirty-eighth); 4-2 to Form 10-K for the year ended December 31, 1984 in 1-2703 (Forty-eighth); 4-2 to Form 10-K for the year ended December 31, 1988 in 1-2703 (Fifty-second); 4 to Form 10-K for the year ended December 31, 1991 in 1-2703 (Fifty-third); 4 to Form 8-K dated July 29, 1992 in 1-2703 (Fifth-fourth); 4 to Form 10-K dated December 31, 1992 in 1-2703 (Fifty-fifth); 4 to Form 10-Q for the quarter ended March 31, 1993 in 1-2703 (Fifty-sixth); and 4-2 to Amendment No. 9 to Registration No. 2-76551 (Fifty-seventh)).

(d)2 -- Indenture, dated March 21, 1939, accepting resignation of The Chase National Bank of the City of New York as trustee and appointing Central Hanover Bank and Trust Company as successor trustee (B-a-1-6 in Registration No. 2-4076).

(d)3      --    Trust Indenture for 9.72% Debentures due July  1,
          1998 (4 in Registration No. 33-40113).

(d)4 -- Indenture for Unsecured Subordinated Debt Securities relating to Trust Securities, dated as of January 15, 1997 (filed as Exhibit A-11(a) to Rule 24 Certificate dated February 6, 1997 in File No. 70-
          8721).

(d)5 -- Amended and Restated Trust Agreement of Entergy Gulf States Capital I dated January 28, 1997 of Series A Preferred Securities (filed as Exhibit A-13(a) to Rule 24 Certificate dated February 6, 1997 in File No. 70-8721).

(d)6 -- Guarantee Agreement between Entergy Gulf States, Inc. (as Guarantor) and The Bank of New York (as Trustee) dated as of January 28, 1997 with respect to Entergy Gulf States Capital I's obligation on its 8.75% Cumulative Quarterly Income Preferred Securities, Series A (filed as Exhibit A-14(a) to Rule 24 Certificate dated February 6, 1997 in File No. 70-
          8721).

Entergy Louisiana

(e)1 -- Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by fifty-one Supplemental Indentures
          (7(d)  in  2-5317  (Mortgage); 7(b) in 2-7408  (First);
          7(c)  in  2-8636  (Second); 4(b)-3 in 2-10412  (Third);
          4(b)-4  in 2-12264 (Fourth); 2(b)-5 in 2-12936 (Fifth);
          D in 70-3862 (Sixth); 2(b)-7 in 2-22340 (Seventh); 2(c)
          in 2-24429 (Eighth); 4(c)-9 in 2-25801 (Ninth); 4(c)-10
          in 2-26911 (Tenth); 2(c) in 2-28123 (Eleventh); 2(c) in
          2-34659 (Twelfth); C to Rule 24 Certificate in 70-4793 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 2(b)-2 in 2-39437 (Fifteenth); 2(b)-2 in 2-42523 (Sixteenth);
          C to Rule 24 Certificate in 70-5242 (Seventeenth); C to Rule 24 Certificate in 70-5330 (Eighteenth); C-1 to
          Rule  24  Certificate in 70-5449 (Nineteenth);  C-1  to
          Rule  24 Certificate in 70-5550 (Twentieth); A-6(a)  to
          Rule 24 Certificate in 70-5598 (Twenty-first); C-1 to Rule 24 Certificate in 70-5711 (Twenty-second); C-1 to Rule 24 Certificate in 70-5919 (Twenty-third); C-1 to Rule 24 Certificate in 70-6102 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-6169 (Twenty-fifth); C-1 to
          Rule 24 Certificate in 70-6278 (Twenty-sixth); C-1 to Rule 24 Certificate in 70-6355 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-6508 (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6556 (Twenty-ninth); C-1 to
          Rule  24  Certificate  in 70-6635 (Thirtieth);  C-1  to
          Rule 24 Certificate in 70-6834 (Thirty-first); C-1 to Rule 24 Certificate in 70-6886 (Thirty-second); C-1 to Rule 24 Certificate in 70-6993 (Thirty-third); C-2 to Rule 24 Certificate in 70-6993 (Thirty-fourth); C-3 to Rule 24 Certificate in 70-6993 (Thirty-fifth); A-2(a) to Rule 24 Certificate in 70-7166 (Thirty-sixth); A-2(a) in 70-7226 (Thirty-seventh); C-1 to Rule 24 Certificate in 70-7270 (Thirty-eighth); 4(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, in 1-8474 (Thirty-ninth); A-2(b) to
          Rule 24 Certificate in 70-7553 (Fortieth); A-2(d) to Rule 24 Certificate in 70-7553 (Forty-first); A-3(a) to Rule 24 Certificate in 70-7822 (Forty-second); A-3(b) to Rule 24 Certificate in 70-7822 (Forty-third); A-2(b) to Rule 24 Certificate in File No. 70-7822
          (Forty-fourth); A-3(c) to Rule 24 Certificate in 70-7822 (Forty-fifth); A-2(c) to Rule 24 Certificate dated April 7, 1993 in 70-7822 (Forty-sixth); A-3(d) to Rule 24 Certificate dated June 4, 1993 in 70-7822 (Forth-seventh); A-3(e) to Rule 24 Certificate dated December 21, 1993 in 70-7822 (Forty-eighth); A-3(f) to Rule 24 Certificate dated August 1, 1994 in 70-7822 (Forty-ninth); A-4(c) to Rule 24 Certificate dated September 28, 1994 in 70-7653 (Fiftieth) and A-2(a) to Rule 24 Certificate dated April 4, 1996 in File No. 70-8487 (Fifty-first)).

(e)2      --    Facility  Lease No. 1, dated as of  September  1,
          1989, between First National Bank of Commerce, as Owner
          Trustee,  and Entergy Louisiana (4(c)-1 in Registration
          No. 33-30660).

(e)3      --    Facility  Lease No. 2, dated as of  September  1,
          1989, between First National Bank of Commerce, as Owner
          Trustee,  and Entergy Louisiana (4(c)-2 in Registration
          No. 33-30660).

(e)4      --    Facility  Lease No. 3, dated as of  September  1,
          1989, between First National Bank of Commerce, as Owner
          Trustee,  and Entergy Louisiana (4(c)-3 in Registration
          No. 33-30660).

(e)5 -- Indenture for Unsecured Subordinated Debt Securities relating to Trust Securities, dated as of July 1, 1996 (filed as Exhibit A-14(a) to Rule 24 Certificate dated July 25, 1996 in File No. 70-8487).

(e)6 -- Amended and Restated Trust Agreement of Entergy Louisiana Capital I dated July 16, 1996 of Series A Preferred Securities (filed as Exhibit A-16(a) to Rule 24 Certificate dated July 25, 1996 in File No. 70-
          8487).

(e)7 -- Guarantee Agreement between Entergy Louisiana, Inc. (as Guarantor) and The Bank of New York (as Trustee) dated as of July 16, 1996 with respect to
          Entergy Louisiana Capital I's obligation on its 9% Cumulative Quarterly Income Preferred Securities, Series A (filed as Exhibit A-19(a) to Rule 24 Certificate dated July 25, 1996 in File No. 70-8487).

Entergy Mississippi

(f)1 -- Mortgage and Deed of Trust, dated as of September 1, 1944, as amended by twenty-five Supplemental Indentures (7(d) in 2-5437 (Mortgage); 7(b) in 2-7051
          (First);  7(c)  in  2-7763  (Second);  7(d)  in  2-8484
          (Third); 4(b)-4 in 2-10059 (Fourth); 2(b)-5 in  2-13942
          (Fifth); A-11 to Form U-1 in 70-4116 (Sixth); 2(b)-7 in 2-23084 (Seventh); 4(c)-9 in 2-24234 (Eighth);
          2(b)-9(a)  in 2-25502 (Ninth); A-11(a) to Form  U-1  in
          70-4803   (Tenth);  A-12(a)  to  Form  U-1  in  70-4892
          (Eleventh); A-13(a) to Form U-1 in 70-5165 (Twelfth); A-14(a) to Form U-1 in 70-5286 (Thirteenth); A-15(a) to Form U-1 in 70-5371 (Fourteenth); A-16(a) to Form U-1 in 70-5417 (Fifteenth); A-17 to Form U-1 in 70-5484
          (Sixteenth); 2(a)-19 in 2-54234 (Seventeenth); C-1 to Rule 24 Certificate in 70-6619 (Eighteenth); A-2(c) to Rule 24 Certificate in 70-6672 (Nineteenth); A-2(d) to Rule 24 Certificate in 70-6672 (Twentieth); C-1(a) to Rule 24 Certificate in 70-6816 (Twenty-first); C-1(a) to Rule 24 Certificate in 70-7020 (Twenty-second); C-1(b) to Rule 24 Certificate in 70-7020 (Twenty-third); C-1(a) to Rule 24 Certificate in 70-7230 (Twenty-fourth); and A-2(a) to Rule 24 Certificate in 70-7419 (Twenty-fifth)).

(f)2 -- Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by tenth Supplemental Indentures (A-2(a)-2 to Rule 24 Certificate in 70-7461 (Mortgage); A-2(b)-2 in 70-7461 (First); A-5(b) to
          Rule  24  Certificate  in 70-7419 (Second);  A-4(b)  to
          Rule  24  Certificate in 70-7554 (Third);  A-1(b)-1  to
          Rule 24 Certificate in 70-7737 (Fourth); A-2(b) to Rule 24 Certificate dated November 24, 1992 in 70-7914 (Fifth); A-2(e) to Rule 24 Certificate dated January 22, 1993 in 70-7914 (Sixth); A-2(g) to Form U-1 in 70-7914 (Seventh); A-2(i) to Rule 24 Certificate dated November 10, 1993 in 70-7914 (Eighth); A-2(j) to Rule 24 Certificate dated July 22, 1994 in 70-7914 (Ninth); and (A-2(l) to Rule 24 Certificate dated April 21, 1995 in File 70-7914 (Tenth)).

Entergy New Orleans

(g)1 -- Mortgage and Deed of Trust, dated as of July 1, 1944, as amended by eleven Supplemental Indentures (B-3 in 2-5411 (Mortgage); 7(b) in 2-7674 (First); 4(a)-2 in
          2-10126  (Second); 4(b) in 2-12136 (Third);  2(b)-4  in
          2-17959  (Fourth);  2(b)-5 in  2-19807  (Fifth);  D  to
          Rule 24 Certificate in 70-4023 (Sixth); 2(c) in 2-24523 (Seventh); 4(c)-9 in 2-26031 (Eighth); 2(a)-3 in
          2-50438 (Ninth); 2(a)-3 in 2-62575 (Tenth); and  A-2(b)
          to Rule 24 Certificate in 70-7262 (Eleventh)).

(g)2 -- Mortgage and Deed of Trust, dated as of May 1, 1987, as amended by six Supplemental Indentures (A-2(c) to Rule 24 Certificate in 70-7350 (Mortgage); A-5(b) to Rule 24 Certificate in 70-7350 (First); A-4(b) to Rule 24 Certificate in 70-7448 (Second); 4(f)4 to Form 10-K for the year ended December 31, 1992 in 0-5807 (Third); 4(a) to Form 10-Q for the quarter ended September 30, 1993 in 0-5807 (Fourth); 4(a) to Form 8-K dated April 26, 1995 in File No. 0-5807 (Fifth); and 4(a) to Form 8-K dated March 22, 1996 in File No. 0-5807 (Sixth)).

(10)  Material Contracts

Entergy Corporation

(a)1 -- Agreement, dated April 23, 1982, among certain System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(a)2      --    Middle  South Utilities System Agency  Agreement,
          dated December 11, 1970 (5(a)-2 in 2-41080).

(a)3      --    Amendment,  dated February 10,  1971,  to  Middle
          South   Utilities   System  Agency   Agreement,   dated
          December 11, 1970 (5(a)-4 in 2-41080).

(a)4      --    Amendment,  dated May 12, 1988, to  Middle  South
          Utilities  System Agency Agreement, dated December  11,
          1970 (5(a)-4 in 2-41080).

(a)5      --    Middle South Utilities System Agency Coordination
          Agreement, dated December 11, 1970 (5(a)-3 in 2-41080).

(a)6      --    Service Agreement with Entergy Services, dated as
          of April 1, 1963 (5(a)-5 in 2-41080).

(a)7      --    Amendment,  dated  January 1,  1972,  to  Service
          Agreement with Entergy Services (5(a)-6 in 2-43175).

(a)8      --    Amendment,  dated  April  27,  1984,  to  Service
          Agreement with Entergy Services (10(a)-7 to Form 10-K for the year ended December 31, 1984, in 1-3517).

(a)9      --    Amendment,  dated  August  1,  1988,  to  Service
          Agreement with Entergy Services (10(a)-8 to Form 10-K for the year ended December 31, 1988, in 1-3517).

(a)10     --    Amendment,  dated  January 1,  1991,  to  Service
          Agreement with Entergy Services (10(a)-9 to Form 10-K for the year ended December 31, 1990, in 1-3517).

(a)11     --    Amendment,  dated  January 1,  1992,  to  Service
          Agreement with Entergy Services (10(a)-11 for the year ended December 31, 1994 in 1-3517).

(a)12     --   Availability Agreement, dated June 21, 1974, among
          System Energy and certain other System companies (B to Rule 24 Certificate, dated June 24, 1974, in 70-5399).

(a)13     --    First Amendment to Availability Agreement,  dated
          as  of  June 30, 1977 (B to Rule 24 Certificate,  dated
          June 24, 1977, in 70-5399).

(a)14     --    Second Amendment to Availability Agreement, dated
          as  of  June 15, 1981 (E to Rule 24 Certificate,  dated
          July 1, 1981, in 70-6592).

(a)15     --    Third Amendment to Availability Agreement,  dated
          as of June 28, 1984 (B-13(a) to Rule 24 Certificate, dated July 6, 1984, in 70-6985).

(a)16     --    Fourth Amendment to Availability Agreement, dated
          as  of  June  1, 1989 (A to Rule 24 Certificate,  dated
          June 8, 1989, in 70-5399).

(a)17 -- Fifteenth Assignment of Availability Agreement, Consent and Agreement, dated as of May 1, 1986, with Deposit Guaranty National Bank, United States Trust Company of New York and Malcolm J. Hood, as Trustees (B-3(b) to Rule 24 Certificate, dated June 5, 1986, in 70-7158).

(a)18 -- Eighteenth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 1986, with United States Trust Company of New York and
          Gerard F. Ganey, as Trustees (C-2 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(a)19 -- Nineteenth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 1986, with United States Trust Company of New York and
          Gerard F. Ganey, as Trustees (C-3 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(a)20 -- Twenty-sixth Assignment of Availability Agreement, Consent and Agreement, dated as of October 1, 1992, with United States Trust Company of New York and Gerard
          F. Ganey, as Trustees (B-2(c) to Rule 24 Certificate, dated November 2, 1992, in 70-7946).

(a)21 -- Twenty-seventh Assignment of Availability Agreement, Consent and Agreement, dated as of April 1, 1993, with United States Trust Company of New York and Gerard F. Ganey as Trustees (B-2(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(a)22 -- Twenty-eighth Assignment of Availability Agreement, Consent and Agreement, dated as of December 17, 1993, with Chemical Bank, as Agent (B-2(a) to Rule 24 Certificate dated December 22, 1993 in 70-7561).

(a)23 -- Twenty-ninth Assignment of Availability Agreement, Consent and Agreement, dated as of April 1, 1994, with United States Trust Company of New York and Gerard F. Ganey as Trustees (B-2(f) to Rule 24 Certificate dated May 6, 1994, in 70-7946).

(a)24 -- Thirtieth Assignment of Availability Agreement, Consent and Agreement, dated as of August 1, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans, and United States Trust Company of New York and Gerard
          F. Ganey, as Trustees (filed as Exhibit B-2(a) to Rule 24 Certificate dated August 8, 1996 in File No. 70-
          8511).

(a)25 -- Thirty-first Assignment of Availability Agreement, Consent and Agreement, dated as of August 1, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and United States Trust Company of New York and Gerard F. Ganey, as Trustees (filed as Exhibit B-2(b) to Rule 24 Certificate dated August 8, 1996 in File No. 70-8511).

(a)26 -- Thirty-second Assignment of Availability Agreement, Consent and Agreement, dated as of December 27, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and The Chase Manhattan Bank (filed as Exhibit B-2(a) to Rule 24 Certificate dated January 13, 1997 in File No. 70-7561).

(a)27     --    Capital  Funds Agreement, dated  June  21,  1974,
          between  Entergy Corporation and System  Energy  (C  to
          Rule 24 Certificate, dated June 24, 1974, in 70-5399).

(a)28     --    First Amendment to Capital Funds Agreement, dated
          as  of  June  1, 1989 (B to Rule 24 Certificate,  dated
          June 8, 1989, in 70-5399).

(a)29 -- Fifteenth Supplementary Capital Funds Agreement and Assignment, dated as of May 1, 1986, with Deposit Guaranty National Bank, United States Trust Company of New York and Malcolm J. Hood, as Trustees (B-4(b) to Rule 24 Certificate, dated June 5, 1986, in 70-7158).

(a)30 -- Eighteenth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (D-2 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(a)31 -- Nineteenth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (D-3 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(a)32 -- Twenty-sixth Supplementary Capital Funds Agreement and Assignment, dated as of October 1, 1992, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(c) to Rule 24 Certificate dated November 2, 1992 in 70-7946).

(a)33 -- Twenty-seventh Supplementary Capital Funds Agreement and Assignment, dated as of April 1, 1993, with United States Trust Company of New York and Gerard
          F. Ganey, as Trustees (B-3(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(a)34     --      Twenty-eighth   Supplementary   Capital   Funds
          Agreement  and  Assignment, dated as  of  December  17,
          1993,  with Chemical Bank, as Agent (B-3(a) to Rule  24
          Certificate dated December 22, 1993 in 70-7561).

(a)35 -- Twenty-ninth Supplementary Capital Funds Agreement and Assignment, dated as of April 1, 1994, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(f) to Rule 24 Certificate dated May 6, 1994, in 70-7946).

(a)36 -- Thirtieth Supplementary Capital Funds Agreement and Assignment, dated as of August 1, 1996, among Entergy Corporation, System Energy and United States Trust Company of New York and Gerard F. Ganey, as
          Trustees (filed as Exhibit B-3(a) to Rule 24 Certificate dated August 8, 1996 in File No. 70-8511).

(a)37 -- Thirty-first Supplementary Capital Funds Agreement and Assignment, dated as of August 1, 1996, among Entergy Corporation, System Energy and United States Trust Company of New York and Gerard F. Ganey, as
          Trustees (filed as Exhibit B-3(b) to Rule 24 Certificate dated August 8, 1996 in File No. 70-8511).

(a)38 -- Thirty-second Supplementary Capital Funds Agreement and Assignment, dated as of December 27, 1996, among Entergy Corporation, System Energy and The Chase Manhattan Bank (filed as Exhibit B-1(a) to Rule 24 Certificate dated January 13, 1997 in File No. 70-7561).

(a)39 -- First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, Deposit Guaranty National Bank, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate, dated June 8, 1989, in 70-7026).

(a)40 -- First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate, dated June 8, 1989, in 70-7123).

(a)41 -- First Amendment to Supplementary Capital Funds Agreement and Assignment, dated as of June 1, 1989, by and between Entergy Corporation, System Energy and Chemical Bank (C to Rule 24 Certificate, dated June 8, 1989, in 70-7561).

+(a)42    --    Agreement between Entergy Corporation  and  Edwin
          Lupberger  (10(a)-42 to Form 10-K for  the  year  ended
          December 31, 1985, in 1-3517).

(a)43     --   Reallocation Agreement, dated as of July 28, 1981,
          among  System Energy and certain other System companies
          (B-1(a) in 70-6624).

(a)44 -- Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate, dated October 30, 1981, in 70-6337).

(a)45     --    Operating  Agreement dated as  of  May  1,  1980,
          between System Energy and SMEPA (B(2)(a) in 70-6337).

(a)46 -- Assignment, Assumption and Further Agreement No. 1, dated as of December 1, 1988, among System
          Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate, dated January 9, 1989, in 70-7561).

(a)47 -- Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System
          Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate, dated January 9, 1989, in 70-7561).

(a)48     --    Substitute Power Agreement, dated as  of  May  1,
          1980,  among  Entergy Mississippi,  System  Energy  and
          SMEPA (B(3)(a) in 70-6337).

(a)49     --    Grand  Gulf  Unit No. 2 Supplementary  Agreement,
          dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(a)50     --   Compromise and Settlement Agreement, dated June 4,
          1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K, dated June 4, 1982, in 1-3517).

+(a)51    --   Post-Retirement Plan (10(a)37 to Form 10-K for the
          year ended December 31, 1983, in 1-3517).

(a)52 -- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)-39 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(a)53 -- First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(a)54     --    Revised  Unit  Power Sales Agreement  (10(ss)  in
          33-4033).

(a)55     --     Middle   South  Utilities  Inc.  and  Subsidiary
          Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (Exhibit D-1 to Form U5S for the year ended December 31, 1987).

(a)56     --    First  Amendment, dated January 1, 1990,  to  the
          Middle  South  Utilities Inc. and Subsidiary  Companies
          Intercompany  Income Tax Allocation Agreement  (D-2  to
          Form U5S for the year ended December 31, 1989).

(a)57     --    Second  Amendment dated January 1, 1992,  to  the
          Entergy    Corporation    and   Subsidiary    Companies
          Intercompany  Income Tax Allocation Agreement  (D-3  to
          Form U5S for the year ended December 31, 1992).

(a)58     --    Third Amendment dated January 1, 1994 to  Entergy
          Corporation   and  Subsidiary  Companies   Intercompany
          Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(a)59     --   Guaranty Agreement between Entergy Corporation and
          Entergy  Arkansas,  dated  as  of  September  20,  1990
          (B-1(a)  to  Rule 24 Certificate, dated  September  27,
          1990, in 70-7757).

(a)60     --    Guarantee  Agreement between Entergy  Corporation
          and  Entergy Louisiana, dated as of September 20,  1990
          (B-2(a)  to  Rule 24 Certificate, dated  September  27,
          1990, in 70-7757).

(a)61     --    Guarantee  Agreement between Entergy  Corporation
          and  System  Energy,  dated as of  September  20,  1990
          (B-3(a)  to  Rule 24 Certificate, dated  September  27,
          1990, in 70- 7757).

(a)62     --    Loan  Agreement  between Entergy  Operations  and
          Entergy  Corporation, dated as of  September  20,  1990
          (B-12(b) to Rule 24 Certificate, dated June 15, 1990, in 70-7679).

(a)63     --    Loan  Agreement between Entergy Power and Entergy
          Corporation,  dated as of August 28,  1990  (A-4(b)  to
          Rule  24  Certificate,  dated  September  6,  1990,  in
          70-7684).

(a)64     --    Loan  Agreement between Entergy  Corporation  and
          Entergy  Systems  and  Service,  Inc.,  dated   as   of
          December  29,  1992 (A-4(b) to Rule 24  Certificate  in
          70-7947).

+(a)65    --    Executive Financial Counseling Program of Entergy
          Corporation and Subsidiaries (10(a) 52 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(a)66    --    Entergy Corporation Annual Incentive Plan  (10(a)
          54 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(a)67    --    Equity Ownership Plan of Entergy Corporation  and
          Subsidiaries (A-4(a) to Rule 24 Certificate, dated  May
          24, 1991, in 70-7831).

+(a)68    --    Retired Outside Director Benefit Plan (10(a)63 to
          Form 10-K for the year ended December 31, 1991, in 1-3517).

+(a)69    --   Agreement between Entergy Corporation and Jerry D.
          Jackson. (10(a) 67 to Form 10-K for the year ended
          December 31, 1992 in 1-3517).

+(a)70    --    Agreement  between  Entergy  Services,  Inc.,   a
          subsidiary  of  Entergy  Corporation,  and  Gerald   D.
          McInvale  (10(a)  68 to Form 10-K for  the  year  ended
          December 31, 1992 in 1-3517).

+(a)71    --   Supplemental Retirement Plan (10(a) 69 to Form 10-
          K for the year ended December 31, 1992 in 1-3517).

+(a)72    --    Defined Contribution Restoration Plan of  Entergy
          Corporation and Subsidiaries (10(a)53 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(a)73    --    Amendment No. 1 to the Equity Ownership  Plan  of
          Entergy Corporation and Subsidiaries (10(a) 71 to  Form
          10-K for the year ended December 31, 1992 in 1-3517).

+(a)74    --    Executive Disability Plan of Entergy  Corporation
          and Subsidiaries (10(a) 72 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(a)75    --    Executive Medical Plan of Entergy Corporation and
          Subsidiaries (10(a) 73 to Form 10-K for the year  ended
          December 31, 1992 in 1-3517).

+(a)76    --    Stock  Plan  for  Outside  Directors  of  Entergy
          Corporation and Subsidiaries, as amended (10(a) 74 to Form 10-K for the year ended December 31, 1992 in 1-
          3517).

+(a)77    --    Summary Description of Private Ownership  Vehicle
          Plan of Entergy Corporation and Subsidiaries (10(a)  75
          to Form 10-K for the year ended December 31, 1992 in 1-
          3517).

(a)78     --    Agreement  and  Plan  of  Reorganization  Between
          Entergy Corporation and Gulf States Utilities Company, dated June 5, 1992 (1 to Current Report on Form 8-K dated June 5, 1992 in 1-3517).

+(a)79    --   Amendment to Defined Contribution Restoration Plan
          of  Entergy Corporation and Subsidiaries (10(a)  81  to
          Form  10-K for the year ended December 31, 1993  in  1-
          11299).

+(a)80    --   System Executive Retirement Plan (10(a) 82 to Form
          10-K for the year ended December 31, 1993 in 1-11299).

System Energy

(b)1 through
(b)15     --   See 10(a)-12 through 10(a)-26 above.

(b)16 through
(b)30     --   See 10(a)-27 through 10(a)-41 above.

(b)31     --   Reallocation Agreement, dated as of July 28, 1981,
          among  System Energy and certain other System companies
          (B-1(a) in 70-6624).

(b)32 -- Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate, dated October 30, 1981, in 70-6337).

(b)33     --    Operating  Agreement, dated as of  May  1,  1980,
          between System Energy and SMEPA (B(2)(a) in 70-6337).

(b)34     --     Installment   Sale  Agreement,   dated   as   of
          December  1,  1983 between System Energy and  Claiborne
          County, Mississippi (B-1 to First Rule 24 Certificate in 70-6913).

(b)35     --    Installment Sale Agreement, dated as of  June  1,
          1984,  between  System  Energy  and  Claiborne  County,
          Mississippi  (B-2  to  Second Rule  24  Certificate  in
          70-6913).

(b)36     --     Installment   Sale  Agreement,   dated   as   of
          December  1, 1984, between System Energy and  Claiborne
          County, Mississippi (B-1 to First Rule 24 Certificate in 70-7026).

(b)37     --    Installment Sale Agreement, dated as  of  May  1,
          1986,  between  System  Energy  and  Claiborne  County,
          Mississippi (B-1(b) to Rule 24 Certificate in 70-7158).

(b)38     --    Amended  and Restated Installment Sale Agreement,
          dated  as  of  May 1, 1995, between System  Energy  and
          Claiborne  County,  Mississippi  (B-6(a)  to  Rule   24
          Certificate in 70-8511).

(b)39 - Amended and Restated Installment Sale Agreement, dated as of February 15, 1996, between System Energy and Claiborne County, Mississippi (filed as Exhibit B-6(a) to Rule 24
          Certificate dated March 4, 1996 in File No. 70-8511).

(b)40     --    Facility  Lease No. 1, dated as  of  December  1,
          1988, between Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989 (B-22(b) (1) to Rule 24 Certificate dated April 21, 1989 in 70-7561) and Lease Supplement No. 2 dated as of January 1, 1994 (B-3(d) to Rule 24 Certificate dated January 31, 1994 in 70-8215).

(b)41 -- Facility Lease No. 2, dated as of December 1, 1988 between Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989 (B-22(b) (2) to Rule 24 Certificate dated April 21, 1989 in 70-7561) and Lease Supplement No. 2 dated as of January 1, 1994 (B-4(d) Rule 24 Certificate dated January 31, 1994 in 70-8215).

(b)42 -- Assignment, Assumption and Further Agreement No. 1, dated as of December 1, 1988, among System
          Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate, dated January 9, 1989, in 70-7561).

(b)43 -- Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System
          Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate, dated January 9, 1989, in 70-7561).

(b)44 -- Collateral Trust Indenture, dated as of January 1, 1994, among System Energy, GG1B Funding Corporation and Bankers Trust Company, as Trustee (A-3(e) to Rule 24 Certificate dated January 31, 1994, in 70-8215), as supplemented by Supplemental Indenture No. 1 dated January 1, 1994, (A-3(f) to Rule 24 Certificate dated January 31, 1994, in 70-8215).

(b)45     --    Substitute Power Agreement, dated as  of  May  1,
          1980,  among  Entergy Mississippi,  System  Energy  and
          SMEPA (B(3)(a) in 70-6337).

(b)46     --    Grand  Gulf  Unit No. 2 Supplementary  Agreement,
          dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(b)47 -- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)-39 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(b)48 -- First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(b)49     --    Revised  Unit  Power Sales Agreement  (10(ss)  in
          33-4033).

(b)50     --   Fuel Lease, dated as of February 24, 1989, between
          River  Fuel Funding Company #3, Inc. and System  Energy
          (B-1(b) to Rule 24 Certificate, dated March 3, 1989, in
          70-7604).

(b)51 -- System Energy's Consent, dated January 31, 1995, pursuant to Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (B-1(c) to Rule 24 Certificate, dated February 13, 1995 in 70-7604).

(b)52     --    Sales  Agreement,  dated as  of  June  21,  1974,
          between  System  Energy and Entergy Mississippi  (D  to
          Rule 24 Certificate, dated June 26, 1974, in 70-5399).

(b)53     --    Service  Agreement, dated as of  June  21,  1974,
          between  System  Energy and Entergy Mississippi  (E  to
          Rule 24 Certificate, dated June 26, 1974, in 70-5399).

(b)54     --     Partial  Termination  Agreement,  dated  as   of
          December  1,  1986, between System Energy  and  Entergy
          Mississippi (A-2 to Rule 24 Certificate, dated  January
          8, 1987, in 70-5399).

(b)55     --     Middle  South  Utilities,  Inc.  and  Subsidiary
          Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(b)56     --    First  Amendment, dated January 1,  1990  to  the
          Middle  South  Utilities Inc. and Subsidiary  Companies
          Intercompany  Income Tax Allocation Agreement  (D-2  to
          Form U5S for the year ended December 31, 1989).

(b)57     --    Second  Amendment dated January 1, 1992,  to  the
          Entergy    Corporation    and   Subsidiary    Companies
          Intercompany  Income Tax Allocation Agreement  (D-3  to
          Form U5S for the year ended December 31, 1992).

(b)58     --    Third Amendment dated January 1, 1994 to  Entergy
          Corporation   and  Subsidiary  Companies   Intercompany
          Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(b)59     --    Service Agreement with Entergy Services, dated as
          of July 16, 1974, as amended (10(b)-43 to Form 10-K for the year ended December 31, 1988, in 1-9067).

(b)60     --    Amendment,  dated  January 1,  1991,  to  Service
          Agreement with Entergy Services (10(b)-45 to Form 10-K for the year ended December 31, 1990, in 1-9067).

(b)61     --    Amendment,  dated  January 1,  1992,  to  Service
          Agreement with Entergy Services (10(a) -11 to Form 10-K for the year ended December 31, 1994 in 1-3517).

(b)62     --   Operating Agreement between Entergy Operations and
          System Energy, dated as of June 6, 1990 (B-3(b) to Rule
          24 Certificate, dated June 15, 1990, in 70-7679).

(b)63     --    Guarantee  Agreement between Entergy  Corporation
          and  System  Energy,  dated as of  September  20,  1990
          (B-3(a)  to  Rule 24 Certificate, dated  September  27,
          1990, in 70-7757).

+(b)64    --    Agreement  between System Energy  and  Donald  C.
          Hintz   (10(b)47  to  Form  10-K  for  the  year  ended
          December 31, 1991, in 1-9067).

+(b)65    --    Agreement between Entergy Corporation  and  Edwin
          Lupberger  (10(a)-42 to Form 10-K for  the  year  ended
          December 31, 1985 in 1-3517).

+(b)66    --    Agreement between Entergy Services and Gerald  D.
          McInvale  (10(a)-69  to Form 10-K for  the  year  ended
          December 31, 1992 in 1-3517).

(b)67     --    Amended  and  Restated  Reimbursement  Agreement,
          dated as of December 1,1988 as amended and restated as of December 27, 1996, among System Energy Resources, Inc., The Bank of Tokyo-Mitsubishi, Ltd., as Funding Bank and The Chase Manhattan Bank (as successor by merger with Chemical Bank), as administrating bank, Union Bank of California, N.A., as documentation agent, and the Banks named therein, as Participating Banks (B-3(a) to Rule 24 Certificate dated January 13, 1997 in 70-7561).

Entergy Arkansas

(c)1 -- Agreement, dated April 23, 1982, among Entergy Arkansas and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(c)2      --    Middle  South Utilities System Agency  Agreement,
          dated December 11, 1970 (5(a)2 in 2-41080).

(c)3      --    Amendment,  dated February 10,  1971,  to  Middle
          South Utilities System Agency Agreement, dated December
          11, 1970 (5(a)-4 in 2-41080).

(c)4      --    Amendment,  dated May 12, 1988, to  Middle  South
          Utilities  System Agency Agreement, dated December  11,
          1970 (5(a) 4 in 2-41080).

(c)5      --    Middle South Utilities System Agency Coordination
          Agreement, dated December 11, 1970 (5(a)-3 in 2-41080).

(c)6      --    Service Agreement with Entergy Services, dated as
          of April 1, 1963 (5(a)-5 in 2-41080).

(c)7      --    Amendment,  dated  January 1,  1972,  to  Service
          Agreement with Entergy Services (5(a)- 6 in 2-43175).

(c)8      --    Amendment,  dated  April  27,  1984,  to  Service
          Agreement, with Entergy Services (10(a)- 7 to Form 10-K for the year ended December 31, 1984, in 1-3517).

(c)9      --    Amendment,  dated  August  1,  1988,  to  Service
          Agreement with Entergy Services (10(c)- 8 to Form 10-K for the year ended December 31, 1988, in 1-10764).

(c)10     --    Amendment,  dated  January 1,  1991,  to  Service
          Agreement with Entergy Services (10(c)-9 to Form 10-K for the year ended December 31, 1990, in 1-10764).

(c)11     --    Amendment,  dated  January 1,  1992,  to  Service
          Agreement with Entergy Services (10(a)-11 to Form 10-K for the year ended December 31, 1994 in 1-3517).

(c)12 through
(c)26     --   See 10(a)-12 through 10(a)-26 above.

(c)27     --    Agreement, dated August 20, 1954, between Entergy
          Arkansas and the United States of America (SPA)(13(h) in 2-11467).

(c)28     --    Amendment,  dated April 19, 1955, to  the  United
          States of America (SPA) Contract, dated August 20, 1954
          (5(d)-2 in 2-41080).

(c)29     --    Amendment, dated January 3, 1964, to  the  United
          States of America (SPA) Contract, dated August 20, 1954
          (5(d)-3 in 2-41080).

(c)30     --    Amendment, dated September 5, 1968, to the United
          States of America (SPA) Contract, dated August 20, 1954
          (5(d)-4 in 2-41080).

(c)31     --    Amendment, dated November 19, 1970, to the United
          States of America (SPA) Contract, dated August 20, 1954
          (5(d)-5 in 2-41080).

(c)32     --    Amendment,  dated July 18, 1961,  to  the  United
          States of America (SPA) Contract, dated August 20, 1954
          (5(d)-6 in 2-41080).

(c)33     --    Amendment, dated December 27, 1961, to the United
          States of America (SPA) Contract, dated August 20, 1954
          (5(d)-7 in 2-41080).

(c)34     --    Amendment, dated January 25, 1968, to the  United
          States of America (SPA) Contract, dated August 20, 1954
          (5(d)-8 in 2-41080).

(c)35     --    Amendment, dated October 14, 1971, to the  United
          States of America (SPA) Contract, dated August 20, 1954
          (5(d)-9 in 2-43175).

(c)36     --    Amendment, dated January 10, 1977, to the  United
          States of America (SPA) Contract, dated August 20, 1954
          (5(d)-10 in 2-60233).

(c)37     --    Agreement,  dated May 14, 1971,  between  Entergy
          Arkansas and the United States of America (SPA) (5(e) in 2-41080).

(c)38     --    Amendment, dated January 10, 1977, to the  United
          States  of America (SPA) Contract, dated May  14,  1971
          (5(e)-1 in 2-60233).

(c)39     --     Contract,  dated  May  28,  1943,  Amendment  to
          Contract, dated July 21, 1949, and Supplement to Amendment to Contract, dated December 30, 1949, between Entergy Arkansas and McKamie Gas Cleaning Company; Agreements, dated as of September 30, 1965, between Entergy Arkansas and former stockholders of McKamie Gas Cleaning Company; and Letter Agreement, dated June 22, 1966, by Humble Oil & Refining Company accepted by Entergy Arkansas on June 24, 1966 (5(k)-7 in 2-41080).

(c)40     --    Agreement,  dated April 3, 1972, between  Entergy
          Services  and  Gulf  United Nuclear  Fuels  Corporation
          (5(l)-3 in 2-46152).

(c)41     --   Fuel Lease, dated as of December 22, 1988, between
          River  Fuel  Trust #1 and Entergy Arkansas  (B-1(b)  to
          Rule 24 Certificate in 70-7571).

(c)42 -- White Bluff Operating Agreement, dated June 27, 1977, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas (B-2(a) to Rule 24 Certificate, dated June 30, 1977, in 70-6009).

(c)43 -- White Bluff Ownership Agreement, dated June 27, 1977, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas (B-1(a) to Rule 24 Certificate, dated June 30, 1977, in 70-6009).

(c)44     --    Agreement,  dated June 29, 1979, between  Entergy
          Arkansas  and  City  of  Conway,  Arkansas  (5(r)-3  in
          2-66235).

(c)45     --    Transmission  Agreement, dated  August  2,  1977,
          between Entergy Arkansas and City Water and Light Plant of the City of Jonesboro, Arkansas (5(r)-3 in 2-60233).

(c)46     --    Power  Coordination, Interchange and Transmission
          Service  Agreement, dated as of June 27, 1977,  between
          Arkansas  Electric Cooperative Corporation and  Entergy
          Arkansas (5(r)-4 in 2-60233).

(c)47 -- Independence Steam Electric Station Operating Agreement, dated July 31, 1979, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas and City of Conway, Arkansas (5(r)-6 in 2-66235).

(c)48     --     Amendment,  dated  December  4,  1984,  to   the
          Independence Steam Electric Station Operating Agreement
          (10(c) 51 to Form 10-K for the year ended December  31,
          1984, in 1-10764).

(c)49 -- Independence Steam Electric Station Ownership Agreement, dated July 31, 1979, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas and City of Conway, Arkansas (5(r)-7 in 2-66235).

(c)50     --     Amendment,  dated  December  28,  1979,  to  the
          Independence Steam Electric Station Ownership Agreement
          (5(r)-7(a) in 2-66235).

(c)51     --     Amendment,  dated  December  4,  1984,  to   the
          Independence Steam Electric Station Ownership Agreement
          (10(c) 54 to Form 10-K for the year ended December  31,
          1984, in 1-10764).

(c)52     --    Owner's Agreement, dated November 28, 1984, among
          Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station (10(c) 55 to Form 10-K for the year ended December 31, 1984, in 1-10764).

(c)53 -- Consent, Agreement and Assumption, dated December 4, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c) 56 to Form 10-K for the year ended December 31, 1984, in 1-10764).

(c)54     --    Power  Coordination, Interchange and Transmission
          Service  Agreement, dated as of July 31, 1979,  between
          Entergy Arkansas and City Water and Light Plant of  the
          City of Jonesboro, Arkansas (5(r)-8 in 2-66235).

(c)55     --    Power  Coordination, Interchange and Transmission
          Agreement, dated as of June 29, 1979, between  City  of
          Conway,  Arkansas  and  Entergy  Arkansas  (5(r)-9   in
          2-66235).

(c)56     --    Agreement,  dated June 21, 1979, between  Entergy
          Arkansas and Reeves E. Ritchie ((10)(b)-90 to Form 10-K for the year ended December 31, 1980, in 1-10764).

(c)57     --   Reallocation Agreement, dated as of July 28, 1981,
          among  System Energy and certain other System companies
          (B-1(a) in 70-6624).

+(c)58    --    Post-Retirement Plan (10(b) 55 to Form  10-K  for
          the year ended December 31, 1983, in 1-10764).

(c)59 -- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(c)60 -- First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy,
          Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(c)61     --    Revised  Unit  Power Sales Agreement  (10(ss)  in
          33-4033).

(c)62 -- Contract For Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated June 30, 1983, among the DOE, System Fuels and Entergy Arkansas (10(b)-57 to Form 10-K for the year ended December 31, 1983, in 1-10764).

(c)63     --     Middle  South  Utilities,  Inc.  and  Subsidiary
          Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(c)64     --    First  Amendment, dated January 1, 1990,  to  the
          Middle  South Utilities, Inc. and Subsidiary  Companies
          Intercompany  Income Tax Allocation Agreement  (D-2  to
          Form U5S for the year ended December 31, 1989).

(c)65     --    Second  Amendment dated January 1, 1992,  to  the
          Entergy    Corporation    and   Subsidiary    Companies
          Intercompany  Income Tax Allocation Agreement  (D-3  to
          Form U5S for the year ended December 31, 1992).

(c)66     --    Third Amendment dated January 1, 1994, to Entergy
          Corporation   and  Subsidiary  Companies   Intercompany
          Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(c)67     --     Assignment  of  Coal  Supply  Agreement,   dated
          December  1,  1987,  between System Fuels  and  Entergy
          Arkansas  (B  to Rule 24 letter filing, dated  November
          10, 1987, in 70-5964).

(c)68 -- Coal Supply Agreement, dated December 22, 1976, between System Fuels and Antelope Coal Company (B-1 in 70-5964), as amended by First Amendment (A to Rule 24 Certificate in 70-5964); Second Amendment (A to Rule 24 letter filing, dated December 16, 1983, in 70-5964); and Third Amendment (A to Rule 24 letter filing, dated November 10, 1987 in 70-5964).

(c)69     --   Operating Agreement between Entergy Operations and
          Entergy  Arkansas, dated as of June 6, 1990 (B-1(b)  to
          Rule 24 Certificate, dated June 15, 1990, in 70-7679).

(c)70     --   Guaranty Agreement between Entergy Corporation and
          Entergy  Arkansas,  dated  as  of  September  20,  1990
          (B-1(a)  to  Rule 24 Certificate, dated  September  27,
          1990, in 70-7757).

(c)71 -- Agreement for Purchase and Sale of Independence Unit 2 between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-3(c) to Rule 24 Certificate, dated September 6, 1990, in 70-7684).

(c)72     --   Agreement for Purchase and Sale of Ritchie Unit  2
          between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-4(d) to Rule 24 Certificate, dated
          September 6, 1990, in 70-7684).

(c)73 -- Ritchie Steam Electric Station Unit No. 2 Operating Agreement between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-5(a) to Rule 24 Certificate, dated September 6, 1990, in 70-7684).

(c)74 -- Ritchie Steam Electric Station Unit No. 2 Ownership Agreement between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-6(a) to Rule 24 Certificate, dated September 6, 1990, in 70-7684).

(c)75 -- Power Coordination, Interchange and Transmission Service Agreement between Entergy Power and Entergy Arkansas, dated as of August 28, 1990 (10(c)-71 to Form 10-K for the year ended December 31, 1990, in 1-10764).

+(c)76    --    Executive Financial Counseling Program of Entergy
          Corporation and Subsidiaries (10(a)52 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(c)77    --   Entergy Corporation Annual Incentive Plan (10(a)54
          to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(c)78    --    Equity Ownership Plan of Entergy Corporation  and
          Subsidiaries  (A-4(a)  to Rule  24  Certificate,  dated
          May 24, 1991, in 70-7831).

+(c)79    --    Agreement between Arkansas Power & Light  Company
          and R. Drake Keith. (10(c) 78 to Form 10-K for the year ended December 31, 1992 in 1-10764).

+(c)80    --   Supplemental Retirement Plan (10(a)69 to Form 10-K
          for the year ended December 31, 1992 in 1-3517).

+(c)81    --    Defined Contribution Restoration Plan of  Entergy
          Corporation and Subsidiaries (10(a)53 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(c)82    --    Amendment No. 1 to the Equity Ownership  Plan  of
          Entergy  Corporation and Subsidiaries (10(a)71 to  Form
          10-K for the year ended December 31, 1992 in 1-3517).

+(c)83    --    Executive Disability Plan of Entergy  Corporation
          and Subsidiaries (10(a)72 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(c)84    --    Executive Medical Plan of Entergy Corporation and
          Subsidiaries (10(a)73 to Form 10-K for the  year  ended
          December 31, 1992 in 1-3517).

+(c)85    --    Stock  Plan  for  Outside  Directors  of  Entergy
          Corporation and Subsidiaries, as amended (10(a)74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(c)86    --    Summary Description of Private Ownership  Vehicle
          Plan of Entergy Corporation and Subsidiaries (10(a)75 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(c)87    --    Agreement between Entergy Corporation  and  Edwin
          Lupberger  (10(a)-42 to Form 10-K for  the  year  ended
          December 31, 1985 in 1-3517).

+(c)88    --   Agreement between Entergy Corporation and Jerry D.
          Jackson  (10(a)-68  to Form 10-K  for  the  year  ended
          December 31, 1992 in 1-3517).

+(c)89    --    Agreement between Entergy Services and Gerald  D.
          McInvale  (10(a)-69  to Form 10-K for  the  year  ended
          December 31, 1992 in 1-3517).

+(c)90    --    Agreement  between System Energy  and  Donald  C.
          Hintz  (10(b)-47  to  Form  10-K  for  the  year  ended
          December 31, 1991 in 1-9067).

+(c)91    --    Summary  Description of Retired Outside  Director
          Benefit Plan. (10(c) 90 to Form 10-K for the year ended
          December 31, 1992 in 1-10764).

+(c)92    --   Amendment to Defined Contribution Restoration Plan
          of  Entergy Corporation and Subsidiaries (10(a)  81  to
          Form  10-K for the year ended December 31, 1993  in  1-
          11299).

+(c)93    --   System Executive Retirement Plan (10(a) 82 to Form
          10-K for the year ended December 31, 1993 in 1-11299).

(c)94     --    Loan  Agreement  dated  June  15,  1993,  between
          Entergy Arkansas and Independence Country, Arkansas (B-
          1  (a) to Rule 24 Certificate dated July 9, 1993 in 70-
          8171).

(c)95     --    Installment Sale Agreement dated January 1, 1991,
          between Entergy Arkansas and Pope Country, Arkansas (B-
          1  (b) to Rule 24 Certificate dated January 24, 1991 in
          70-7802).

(c)96     --   Installment Sale Agreement dated November 1, 1990,
          between Entergy Arkansas and Pope Country, Arkansas (B-
          1 (a) to Rule 24 Certificate dated November 30, 1990 in
          70-7802).

(c)97     --         Loan  Agreement dated June 15, 1994, between
          Entergy Arkansas and Jefferson County, Arkansas (B-1(a) to Rule 24 Certificate dated June 30, 1994 in 70-8405).

(c)98     --         Loan  Agreement dated June 15, 1994, between
          Entergy  Arkansas and Pope County, Arkansas (B-1(b)  to
          Rule 24 Certificate in 70-8405).

(c)99     --         Loan  Agreement  dated  November  15,  1995,
          between  Entergy  Arkansas and  Pope  County,  Arkansas
          (10(c) 96 to Form 10-K for the year ended December  31,
          1995 in 1-10764).

(c)100--  Agreement  as  to  Expenses  and  Liabilities   between
          Entergy Arkansas and Entergy Arkansas Capital I, dated as of August 14, 1996 (4(j) to Form 10-Q for the quarter ended September 30, 1996 in 1-10764).

Entergy Gulf States

(d)1      --    Guaranty  Agreement, dated July 1, 1976,  between
          Entergy Gulf States and American Bank and Trust Company
          (C and D to Form 8-K, dated August 6, 1976 in 1-2703).

(d)2 -- Lease of Railroad Equipment, dated as of December 1, 1981, between The Connecticut Bank and Trust Company as Lessor and Entergy Gulf States as Lessee and First Supplement, dated as of December 31, 1981, relating to 605 One Hundred-Ton Unit Train Steel Coal Porter Cars (4-12 to Form 10-K for the year ended December 31, 1981 in 1-2703).

(d)3 -- Guaranty Agreement, dated August 1, 1992, between Entergy Gulf States and Hibernia National Bank, relating to Pollution Control Revenue Refunding Bonds of the Industrial Development Board of the Parish of Calcasieu, Inc. (Louisiana) (10-1 to Form 10-K for the year ended December 31, 1992 in 1-2703).

(d)4 -- Guaranty Agreement, dated January 1, 1993, between Entergy Gulf States and Hancock Bank of Louisiana, relating to Pollution Control Revenue Refunding Bonds of the Parish of Pointe Coupee (Louisiana) (10-2 to Form 10-K for the year ended December 31, 1992 in 1-
          2703).

(d)5 -- Deposit Agreement, dated as of December 1, 1983 between Entergy Gulf States, Morgan Guaranty Trust Co. as Depositary and the Holders of Depository Receipts, relating to the Issue of 900,000 Depositary Preferred Shares, each representing 1/2 share of Adjustable Rate Cumulative Preferred Stock, Series E-$100 Par Value (4-17 to Form 10-K for the year ended December 31, 1983 in 1-2703).

(d)6 -- Letter of Credit and Reimbursement Agreement, dated December 27, 1985, between Entergy Gulf States and Westpac Banking Corporation relating to Variable Rate Demand Pollution Control Revenue Bonds of the Parish of West Feliciana, State of Louisiana, Series 1985-D (4-26 to Form 10-K for the year ended December 31, 1985 in 1-2703) and Letter Agreement amending same dated October 20, 1992 (10-3 to Form 10-K for the year ended December 31, 1992 in 1-2703).

(d)7 -- Reimbursement and Loan Agreement, dated as of April 23, 1986, by and between Entergy Gulf States and The Long-Term Credit Bank of Japan, Ltd., relating to Multiple Rate Demand Pollution Control Revenue Bonds of the Parish of West Feliciana, State of Louisiana, Series 1985 (4-26 to Form 10-K, for the year ended December 31, 1986 in 1-2703) and Letter Agreement amending same, dated February 19, 1993 (10 to Form 10-K for the year ended December 31, 1992 in 1-2703).

(d)8      --    Agreement  effective February  1,  1964,  between
          Sabine River Authority, State of Louisiana, and Sabine River Authority of Texas, and Entergy Gulf States, Central Louisiana Electric Company, Inc., and Louisiana Power & Light Company, as supplemented (B to Form 8-K, dated May 6, 1964, A to Form 8-K, dated October 5, 1967, A to Form 8-K, dated May 5, 1969, and A to Form 8-K, dated December 1, 1969, in 1-2708).

(d)9 -- Joint Ownership Participation and Operating Agreement regarding River Bend Unit 1 Nuclear Plant, dated August 20, 1979, between Entergy Gulf States, Cajun, and SRG&T; Power Interconnection Agreement with Cajun, dated June 26, 1978, and approved by the REA on August 16, 1979, between Entergy Gulf States and Cajun; and Letter Agreement regarding CEPCO buybacks, dated August 28, 1979, between Entergy Gulf States and Cajun (2, 3, and 4, respectively, to Form 8-K, dated September 7, 1979, in 1-2703).

(d)10 -- Ground Lease, dated August 15, 1980, between Statmont Associates Limited Partnership (Statmont) and Entergy Gulf States, as amended (3 to Form 8-K, dated August 19, 1980, and A-3-b to Form 10-Q for the quarter ended September 30, 1983 in 1-2703).

(d)11 -- Lease and Sublease Agreement, dated August 15, 1980, between Statmont and Entergy Gulf States, as amended (4 to Form 8-K, dated August 19, 1980, and A-3-c to Form 10-Q for the quarter ended September 30, 1983 in 1-2703).

(d)12     --   Lease Agreement, dated September 18, 1980, between
          BLC Corporation and Entergy Gulf States (1 to Form 8-K, dated October 6, 1980 in 1-2703).

(d)13 -- Joint Ownership Participation and Operating Agreement for Big Cajun, between Entergy Gulf States, Cajun Electric Power Cooperative, Inc., and Sam Rayburn G&T, Inc, dated November 14, 1980 (6 to Form 8-K, dated January 29, 1981 in 1-2703); Amendment No. 1, dated December 12, 1980 (7 to Form 8-K, dated January 29,
          1981 in 1-2703); Amendment No. 2, dated December 29, 1980 (8 to Form 8-K, dated January 29, 1981 in 1-2703).

(d)14     --   Agreement of Joint Ownership Participation between
          SRMPA, SRG&T and Entergy Gulf States, dated June 6, 1980, for Nelson Station, Coal Unit #6, as amended (8 to Form 8-K, dated June 11, 1980, A-2-b to Form 10-Q For the quarter ended June 30, 1982; and 10-1 to Form 8-K, dated February 19, 1988 in 1-2703).

(d)15 -- Agreements between Southern Company and Entergy Gulf States, dated February 25, 1982, which cover the construction of a 140-mile transmission line to connect the two systems, purchase of power and use of transmission facilities (10-31 to Form 10-K, for the year ended December 31, 1981 in 1-2703).

+(d)16    --    Executive Income Security Plan, effective October
          1, 1980, as amended, continued and completely restated effective as of March 1, 1991 (10-2 to Form 10-K for the year ended December 31, 1991 in 1-2703).

(d)17     --    Transmission Facilities Agreement between Entergy
          Gulf   States  and  Mississippi  Power  Company,  dated
          February 28, 1982, and Amendment, dated May 12, 1982 (A-2-c to Form 10-Q for the quarter ended March 31, 1982 in 1-2703) and Amendment, dated December 6, 1983 (10-43 to Form 10-K, for the year ended December 31, 1983 in 1-
          2703).

(d)18 -- Lease Agreement dated as of June 29, 1983, between Entergy Gulf States and City National Bank of Baton Rouge, as Owner Trustee, in connection with the leasing of a Simulator and Training Center for River Bend Unit 1 (A-2-a to Form 10-Q for the quarter ended June 30, 1983 in 1-2703) and Amendment, dated December 14, 1984 (10-55 to Form 10-K, for the year ended December 31, 1984 in 1-2703).

(d)19 -- Participation Agreement, dated as of June 29, 1983, among Entergy Gulf States, City National Bank of Baton Rouge, PruFunding, Inc. Bank of the Southwest National Association, Houston and Bankers Life Company, in connection with the leasing of a Simulator and Training Center of River Bend Unit 1 (A-2-b to Form 10-Q for the quarter ended June 30, 1983 in 1-2703).

(d)20     --    Tax  Indemnity Agreement, dated as  of  June  29,
          1983, between Entergy Gulf States and PruFunding, Inc., in connection with the leasing of a Simulator and Training Center for River Bend Unit I (A-2-c to Form 10-Q for the quarter ended June 30, 1993 in 1-2703).

(d)21 -- Agreement to Lease, dated as of August 28, 1985, among Entergy Gulf States, City National Bank of Baton Rouge, as Owner Trustee, and Prudential Interfunding
          Corp., as Trustor, in connection with the leasing of improvement to a Simulator and Training Facility for River Bend Unit I (10-69 to Form 10-K, for the year ended December 31, 1985 in 1-2703).

(d)22 -- First Amended Power Sales Agreement, dated December 1, 1985 between Sabine River Authority, State of Louisiana, and Sabine River Authority, State of Texas, and Entergy Gulf States, Central Louisiana Electric Co., Inc., and Louisiana Power and Light Company (10-72 to Form 10-K for the year ended December 31, 1985 in 1-2703).

+(d)23 -- Deferred Compensation Plan for Directors of Entergy Gulf States and Varibus Corporation, as amended January 8, 1987, and effective January 1, 1987 (10-77 to Form 10-K for the year ended December 31, 1986 in 1-
          2703). Amendment dated December 4, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d)24 -- Trust Agreement for Deferred Payments to be made by Entergy Gulf States pursuant to the Executive Income Security Plan, by and between Entergy Gulf States and Bankers Trust Company, effective November 1, 1986 (10-78 to Form 10-K for the year ended December 31, 1986 in 1-2703).

+(d)25 -- Trust Agreement for Deferred Installments under Entergy Gulf States' Management Incentive Compensation Plan and Administrative Guidelines by and between Entergy Gulf States and Bankers Trust Company, effective June 1, 1986 (10-79 to Form 10-K for the year ended December 31, 1986 in 1-2703).

+(d)26 -- Nonqualified Deferred Compensation Plan for Officers, Nonemployee Directors and Designated Key Employees, effective December 1, 1985, as amended, continued and completely restated effective as of March 1, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d)27 -- Trust Agreement for Entergy Gulf States' Nonqualified Directors and Designated Key Employees by and between Entergy Gulf States and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective July 1, 1991 (10-4 to Form 10-K for the year ended December 31, 1992 in 1-2703).

(d)28 -- Lease Agreement, dated as of June 29, 1987, among GSG&T, Inc., and Entergy Gulf States related to the leaseback of the Lewis Creek generating station (10-83 to Form 10-K for the year ended December 31, 1988 in 1-
          2703).

(d)29 -- Nuclear Fuel Lease Agreement between Entergy Gulf States and River Bend Fuel Services, Inc. to lease the fuel for River Bend Unit 1, dated February 7, 1989 (10-64 to Form 10-K for the year ended December 31, 1988 in 1-2703).

(d)30 -- Trust and Investment Management Agreement between Entergy Gulf States and Morgan Guaranty and Trust Company of New York (the "Decommissioning Trust
          Agreement) with respect to decommissioning funds authorized to be collected by Entergy Gulf States, dated March 15, 1989 (10-66 to Form 10-K for the year ended December 31, 1988 in 1-2703).

(d)31     --    Amendment  No. 2 dated November 1,  1995  between
          Entergy  Gulf States and Mellon Bank to Decommissioning
          Trust Agreement (10(d) 31 to Form 10-K for the year ended December 31, 1995).

(d)32 -- Credit Agreement, dated as of December 29, 1993, among River Bend Fuel Services, Inc. and Certain Commercial Lending Institutions and CIBC Inc. as Agent for the Lenders (10(d) 34 to Form 10-K for year ended December 31, 1994).

(d)33 -- Amendment No. 1 dated as of January 31, to Credit Agreement, dated as of December 31, 1993, among River Bend Fuel Services, Inc. and certain commercial lending institutions and CIBC Inc. as agent for Lenders (10(d) 33 to Form 10-K for the year ended December 31, 1995).

(d)34 -- Partnership Agreement by and among Conoco Inc., and Entergy Gulf States, CITGO Petroleum Corporation and Vista Chemical Company, dated April 28, 1988 (10-67 to Form 10-K for the year ended December 31, 1988 in 1-
          2703).

+(d)35    --   Gulf States Utilities Company Executive Continuity
          Plan, dated January 18, 1991 (10-6 to Form 10-K for the year ended December 31, 1990 in 1-2703).

+(d)36    --   Trust Agreement for Entergy Gulf States' Executive
          Continuity Plan, by and between Entergy Gulf States and
          First   City  Bank,  Texas-Beaumont,  N.A.  (now  Texas
          Commerce Bank), effective May 20, 1991 (10-5 to Form 10-K for the year ended December 31, 1992 in 1-2703).

+(d)37    --     Gulf   States  Utilities  Board  of   Directors'
          Retirement Plan, dated February 15, 1991 (10-8 to  Form
          10-K for the year ended December 31, 1990 in 1-2703).

+(d)38 -- Gulf States Utilities Company Employees' Trustee Retirement Plan effective July 1, 1955 as amended, continued and completely restated effective January 1, 1989; and Amendment No.1 effective January 1, 1993 (10-6 to Form 10-K for the year ended December 31, 1992 in 1-2703).

(d)39     --    Agreement and Plan of Reorganization, dated  June
          5,  1992,  between  Entergy  Gulf  States  and  Entergy
          Corporation (2 to Form 8-K, dated June 8,  1992  in  1-
          2703).

+(d)40 -- Gulf States Utilities Company Employee Stock Ownership Plan, as amended, continued, and completely restated effective January 1, 1984, and January 1, 1985 (A to Form 11-K, dated December 31, 1985 in 1-2703).

+(d)41 -- Trust Agreement under the Gulf States Utilities Company Employee Stock Ownership Plan, dated December 30, 1976, between Entergy Gulf States and the Louisiana National Bank, as Trustee (2-A to Registration No. 2-62395).

+(d)42    --    Letter Agreement dated September 7, 1977  between
          Entergy Gulf States and the Trustee, delegating certain of the Trustee's functions to the ESOP Committee (2-B to Registration Statement No. 2-62395).

+(d)43    --    Gulf  States  Utilities Company Employees  Thrift
          Plan as amended, continued and completely restated effective as of January 1, 1992 (28-1 to Amendment No.
          8 to Registration No. 2-76551).

+(d)44 -- Restatement of Trust Agreement under the Gulf States Utilities Company Employees Thrift Plan, reflecting changes made through January 1, 1989, between Entergy Gulf States and First City Bank, Texas-Beaumont, N.A., (now Texas Commerce Bank ), as Trustee (2-A to Form 8-K dated October 20, 1989 in 1-2703).

(d)45     --   Operating Agreement between Entergy Operations and
          Entergy Gulf States, dated as of December 31, 1993  (B-
          2(f) to Rule 24 Certificate in 70-8059).

(d)46     --    Guarantee  Agreement between Entergy  Corporation
          and  Entergy Gulf States, dated as of December 31, 1993
          (B-5(a) to Rule 24 Certificate in 70-8059).

(d)47     --    Service Agreement with Entergy Services, dated as
          of  December 31, 1993 (B-6(c) to Rule 24 Certificate in
          70-8059).

+(d)48    --    Amendment to Employment Agreement between  J.  L.
          Donnelly  and  Entergy Gulf States, dated December  22,
          1993 (10(d) 57 to Form 10-K for the year ended December
          31, 1993 in 1-2703).

(d)49 -- Assignment, Assumption and Amendment Agreement to Letter of Credit and Reimbursement Agreement between Entergy Gulf States, Canadian Imperial Bank of Commerce and Westpac Banking Corporation (10(d) 58 to Form 10-K for the year ended December 31, 1993 in 1-2703).

(d)50     --   Third Amendment, dated January 1, 1994, to Entergy
          Corporation   and  Subsidiary  Companies   Intercompany
          Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(d)51     --    Refunding Agreement between Entergy  Gulf  States
          and  West Feliciana Parish (dated December 20, 1994 (B-
          12(a) to Rule 24 Certificate dated December 30, 1994 in
          70-8375).

*(d)52    --         Agreement  as  to Expenses  and  Liabilities
          between  Entergy  Gulf States and Entergy  Gulf  States
          Capital I, dated as of January 28, 1997.

Entergy Louisiana

(e)1 -- Agreement, dated April 23, 1982, among Entergy Louisiana and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(e)2      --    Middle  South Utilities System Agency  Agreement,
          dated December 11, 1970 (5(a)-2 in 2-41080).

(e)3      --    Amendment,  dated  as of February  10,  1971,  to
          Middle  South Utilities System Agency Agreement,  dated
          December 11, 1970 (5(a)-4 in 2-41080).

(e)4      --    Amendment,  dated May 12, 1988, to  Middle  South
          Utilities  System Agency Agreement, dated December  11,
          1970 (5(a) 4 in 2-41080).

(e)5      --    Middle South Utilities System Agency Coordination
          Agreement, dated December 11, 1970 (5(a)-3 in 2-41080).

(e)6      --    Service Agreement with Entergy Services, dated as
          of April 1, 1963 (5(a)-5 in 2-42523).

(e)7      --   Amendment, dated as of January 1, 1972, to Service
          Agreement with Entergy Services (4(a)-6 in 2-45916).

(e)8      --    Amendment, dated as of April 27, 1984, to Service
          Agreement with Entergy Services (10(a) 7 to Form 10-K for the year ended December 31, 1984, in 1-3517).

(e)9      --    Amendment, dated as of August 1, 1988, to Service
          Agreement with Entergy Services (10(d)-8 to Form 10-K for the year ended December 31, 1988, in 1-8474).

(e)10     --    Amendment,  dated  January 1,  1991,  to  Service
          Agreement with Entergy Services (10(d)-9 to Form 10-K for the year ended December 31, 1990, in 1-8474).

(e)11     --    Amendment,  dated  January 1,  1992,  to  Service
          Agreement with Entergy Services (10(a)-11 to Form 10-K for the year ended December 31, 1994 in 1-3517).

(e)12 through
(e)26     --   See 10(a)-12 through 10(a)-26 above.

(e)27     --    Fuel Lease, dated as of January 31, 1989, between
          River  Fuel  Company  #2, Inc., and  Entergy  Louisiana
          (B-1(b) to Rule 24 Certificate in 70-7580).

(e)28     --   Reallocation Agreement, dated as of July 28, 1981,
          among  System Energy and certain other System companies
          (B-1(a) in 70-6624).

(e)29     --   Compromise and Settlement Agreement, dated June 4,
          1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K, dated June 4, 1982, in 1-8474).

+(e)30    --   Post-Retirement Plan (10(c)23 to Form 10-K for the
          year ended December 31, 1983, in 1-8474).

(e)31 -- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(e)32 -- First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(e)33     --    Revised  Unit  Power Sales Agreement  (10(ss)  in
          33-4033).

(e)34     --     Middle  South  Utilities,  Inc.  and  Subsidiary
          Companies Intercompany Tax Allocation Agreement,  dated
          April  28,  1988  (D-1 to Form U5S for the  year  ended
          December 31, 1987).

(e)35 -- First Amendment, dated January 1, 1990, to the Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated January 1, 1990 (D-2 to Form U5S for the year ended December 31, 1989).

(e)36     --    Second  Amendment dated January 1, 1992,  to  the
          Entergy    Corporation    and   Subsidiary    Companies
          Intercompany  Income Tax Allocation Agreement  (D-3  to
          Form U5S for the year ended December 31, 1992).

(e)37     --    Third Amendment dated January 1, 1994 to  Entergy
          Corporation   and  Subsidiary  Companies   Intercompany
          Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(e)38 -- Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated February 2, 1984, among DOE, System Fuels and Entergy Louisiana (10(d)33 to Form 10-K for the year ended December 31, 1984, in 1-8474).

(e)39     --   Operating Agreement between Entergy Operations and
          Entergy Louisiana, dated as of June 6, 1990 (B-2(c)  to
          Rule 24 Certificate, dated June 15, 1990, in 70-7679).

(e)40     --    Guarantee  Agreement between Entergy  Corporation
          and  Entergy Louisiana, dated as of September 20,  1990
          (B-2(a),  to  Rule 24 Certificate, dated September  27,
          1990, in 70-7757).

+(e)41    --    Executive Financial Counseling Program of Entergy
          Corporation and Subsidiaries (10(a) 52 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(e)42    --    Entergy Corporation Annual Incentive Plan  (10(a)
          54 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(e)43    --    Equity Ownership Plan of Entergy Corporation  and
          Subsidiaries  (A-4(a)  to Rule  24  Certificate,  dated
          May 24, 1991, in 70-7831).

+(e)44    --     Supplemental  Retirement  Plan  (10(a)   69   to
          Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)45    --    Defined Contribution Restoration Plan of  Entergy
          Corporation and Subsidiaries (10(a) 53 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(e)46    --    Amendment No. 1 to the Equity Ownership  Plan  of
          Entergy  Corporation  and  Subsidiaries  (10(a)  71  to
          Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)47    --    Executive Disability Plan of Entergy  Corporation
          and Subsidiaries (10(a) 72 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)48    --    Executive Medical Plan of Entergy Corporation and
          Subsidiaries (10(a) 73 to Form 10-K for the year  ended
          December 31, 1992 in 1-3517).

+(e)49    --    Stock  Plan  for  Outside  Directors  of  Entergy
          Corporation and Subsidiaries (10(a) 74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)50    --    Summary Description of Private Ownership  Vehicle
          Plan of Entergy Corporation and Subsidiaries (10(a)  75
          to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)51    --    Agreement between Entergy Corporation  and  Edwin
          Lupberger  (10(a) 42 to Form 10-K for  the  year  ended
          December 31, 1985 in 1-3517).

+(e)52    --   Agreement between Entergy Corporation and Jerry D.
          Jackson  (10(a)  68  to Form 10-K for  the  year  ended
          December 31, 1992 in 1-3517).

+(e)53    --    Agreement between Entergy Services and Gerald  D.
          McInvale  (10(a)  69 to Form 10-K for  the  year  ended
          December 31, 1992 in 1-3517).

+(e)54    --    Agreement  between System Energy  and  Donald  C.
          Hintz  (10(b)  47  to  Form 10-K  for  the  year  ended
          December 31, 1991 in 1-9067).

+(e)55    --    Summary  Description of Retired Outside  Director
          Benefit  Plan (10(c)90 to Form 10-K for the year  ended
          December 31, 1992 in 1-10764).

+(e)56    --   Amendment to Defined Contribution Restoration Plan
          of  Entergy Corporation and Subsidiaries (10(a)  81  to
          Form  10-K for the year ended December 31, 1993  in  1-
          11299).

+(e)57    --   System Executive Retirement Plan (10(a) 82 to Form
          10-K for the year ended December 31, 1993 in 1-11299).

(e)58     --    Installment Sale Agreement, dated July 20,  1994,
          between  Entergy  Louisiana  and  St.  Charles  Parish,
          Louisiana  (B-6(e) to Rule 24 Certificate dated  August
          1, 1994 in 70-7822).

(e)59     --    Installment  Sale Agreement,  dated  November  1,
          1995, between Entergy Louisiana and St. Charles Parish,
          Louisiana (B-6(a) to Rule 24 Certificate dated December
          19, 1995 in 70-8487).

(e)60     --    Agreement as to Expenses and Liabilities  between
          Entergy Louisiana, Inc. and Entergy Louisiana Capital I dated July 16, 1996 (4(d) to Form 10-Q for the quarter ended June 30, 1996 in 1-8474).

Entergy Mississippi

(f)1 -- Agreement dated April 23, 1982, among Entergy Mississippi and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(f)2      --    Middle  South Utilities System Agency  Agreement,
          dated December 11, 1970 (5(a)-2 in 2-41080).

(f)3      --    Amendment,  dated February 10,  1971,  to  Middle
          South Utilities System Agency Agreement, dated December
          11, 1970 (5(a) 4 in 2-41080).

(f)4      --    Amendment,  dated May 12, 1988, to  Middle  South
          Utilities  System Agency Agreement, dated December  11,
          1970 (5(a) 4 in 2-41080).

(f)5      --    Middle South Utilities System Agency Coordination
          Agreement, dated December 11, 1970 (5(a)-3 in 2-41080).

(f)6      --    Service Agreement with Entergy Services, dated as
          of April 1, 1963 (D in 37-63).

(f)7      --    Amendment,  dated  January 1,  1972,  to  Service
          Agreement  with  Entergy Services (A to  Notice,  dated
          October 14, 1971, in 37-63).

(f)8      --    Amendment,  dated  April  27,  1984,  to  Service
          Agreement with Entergy Services (10(a) 7 to Form 10-K for the year ended December 31, 1984, in 1-3517).

(f)9      --    Amendment, dated as of August 1, 1988, to Service
          Agreement with Entergy Services (10(e) 8 to Form 10-K for the year ended December 31, 1988, in 0-320).

(f)10     --    Amendment,  dated  January 1,  1991,  to  Service
          Agreement with Entergy Services (10(e) 9 to Form 10-K for the year ended December 31, 1990, in 0-320).

(f)11     --    Amendment,  dated  January 1,  1992,  to  Service
          Agreement with Entergy Services (10(a)-11 to Form 10-K for the year ended December 31, 1994 in 1-3517).

(f)12 though
(f)26     --   See 10(a)-12 - 10(a)-26 above.

(f)27     --    Installment Sale Agreement, dated as of  June  1,
          1974,   between  Entergy  Mississippi  and   Washington
          County, Mississippi (B-2(a) to Rule 24 Certificate, dated August 1, 1974, in 70-5504).

(f)28     --    Installment Sale Agreement, dated as of  July  1,
          1982,  between  Entergy  Mississippi  and  Independence
          County, Arkansas, (B-1(c) to Rule 24 Certificate  dated
          July 21, 1982, in 70-6672).

(f)29     --    Installment Sale Agreement, dated as of  December
          1,  1982,  between Entergy Mississippi and Independence
          County, Arkansas, (B-1(d) to Rule 24 Certificate  dated
          December 7, 1982, in 70-6672).

(f)30     --    Amended  and Restated Installment Sale Agreement,
          dated  as of April 1, 1994, between Entergy Mississippi
          and  Warren  County, Mississippi, (B-6(a)  to  Rule  24
          Certificate dated May 4, 1994, in 70-7914).

(f)31     --    Amended  and Restated Installment Sale Agreement,
          dated  as of April 1, 1994, between Entergy Mississippi
          and Washington County, Mississippi, (B-6(b) to Rule  24
          Certificate dated May 4, 1994, in 70-7914).

(f)32     --    Substitute Power Agreement, dated as  of  May  1,
          1980,  among  Entergy Mississippi,  System  Energy  and
          SMEPA (B-3(a) in 70-6337).

(f)33     --     Amendment,  dated  December  4,  1984,  to   the
          Independence Steam Electric Station Operating Agreement
          (10(c) 51 to Form 10-K for the year ended December  31,
          1984, in 0-375).

(f)34     --     Amendment,  dated  December  4,  1984,  to   the
          Independence Steam Electric Station Ownership Agreement
          (10(c) 54 to Form 10-K for the year ended December  31,
          1984, in 0-375).

(f)35 -- Owners Agreement, dated November 28, 1984, among Entergy Arkansas, Entergy Mississippi and other co-owners of the Independence Station (10(c) 55 to Form 10-K for the year ended December 31, 1984, in 0-375).

(f)36 -- Consent, Agreement and Assumption, dated December 4, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c) 56 to Form 10-K for the year ended December 31, 1984, in 0-375).

(f)37     --   Reallocation Agreement, dated as of July 28, 1981,
          among  System Energy and certain other System companies
          (B-1(a) in 70-6624).

+(f)38    --    Post-Retirement Plan (10(d) 24 to Form  10-K  for
          the year ended December 31, 1983, in 0-320).

(f)39 -- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(f)40 -- First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(f)41     --    Revised  Unit  Power Sales Agreement  (10(ss)  in
          33-4033).

(f)42     --    Sales  Agreement,  dated as  of  June  21,  1974,
          between  System  Energy and Entergy Mississippi  (D  to
          Rule 24 Certificate, dated June 26, 1974, in 70-5399).

(f)43     --    Service  Agreement, dated as of  June  21,  1974,
          between  System  Energy and Entergy Mississippi  (E  to
          Rule 24 Certificate, dated June 26, 1974, in 70-5399).

(f)44     --     Partial  Termination  Agreement,  dated  as   of
          December  1,  1986, between System Energy  and  Entergy
          Mississippi  (A-2 to Rule 24 Certificate dated  January
          8, 1987, in 70-5399).

(f)45     --     Middle  South  Utilities,  Inc.  and  Subsidiary
          Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(f)46     --    First  Amendment dated January  1,  1990  to  the
          Middle  South  Utilities Inc. and Subsidiary  Companies
          Intercompany Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(f)47     --    Second  Amendment dated January 1, 1992,  to  the
          Entergy    Corporation    and   Subsidiary    Companies
          Intercompany  Income Tax Allocation Agreement  (D-3  to
          Form U5S for the year ended December 31, 1992).

(f)48     --    Third Amendment dated January 1, 1994 to  Entergy
          Corporation   and  Subsidiary  Companies   Intercompany
          Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

+(f)49    --    Executive Financial Counseling Program of Entergy
          Corporation and Subsidiaries (10(a) 52 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(f)50    --    Entergy Corporation Annual Incentive Plan  (10(a)
          54 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(f)51    --    Equity Ownership Plan of Entergy Corporation  and
          Subsidiaries  (A-4(a)  to Rule  24  Certificate,  dated
          May 24, 1991, in 70-7831).

+(f)52    --   Supplemental Retirement Plan (10(a)69 to Form 10-K
          for the year ended December 31, 1992 in 1-3517).

+(f)53    --    Defined Contribution Restoration Plan of  Entergy
          Corporation and Subsidiaries (10(a)53 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(f)54    --    Amendment No. 1 to the Equity Ownership  Plan  of
          Entergy  Corporation and Subsidiaries (10(a)71 to  Form
          10-K for the year ended December 31, 1992 in 1-3517).

+(f)55    --    Executive Disability Plan of Entergy  Corporation
          and Subsidiaries (10(a)72 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(f)56    --    Executive Medical Plan of Entergy Corporation and
          Subsidiaries (10(a)73 to Form 10-K for the  year  ended
          December 31, 1992 in 1-3517).

+(f)57    --    Stock  Plan  for  Outside  Directors  of  Entergy
          Corporation and Subsidiaries, as amended (10(a)74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(f)58    --    Summary Description of Private Ownership  Vehicle
          Plan of Entergy Corporation and Subsidiaries (10(a)75 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(f)59    --    Agreement between Entergy Corporation  and  Edwin
          Lupberger  (10(a)-42 to Form 10-K for  the  year  ended
          December 31, 1985 in 1-3517).

+(f)60    --   Agreement between Entergy Corporation and Jerry D.
          Jackson  (10(a)-68  to Form 10-K  for  the  year  ended
          December 31, 1992 in 1-3517).

+(f)61    --    Agreement between Entergy Services and Gerald  D.
          McInvale  (10(a)-69  to Form 10-K for  the  year  ended
          December 31, 1992 in 1-3517).

+(f)62    --    Agreement  between System Energy  and  Donald  C.
          Hintz  (10(b)-47  to  Form  10-K  for  the  year  ended
          December 31, 1991 in 1-9067).

+(f)63    --    Summary  Description of Retired Outside  Director
          Benefit Plan (10(c)-90 to Form 10-K for the year  ended
          December 31, 1992 in 1-10764).

+(f)64    --   Amendment to Defined Contribution Restoration Plan
          of  Entergy Corporation and Subsidiaries (10(a)  81  to
          Form  10-K for the year ended December 31, 1993  in  1-
          11299).

+(f)65    --   System Executive Retirement Plan (10(a) 82 to Form
          10-K for the year ended December 31, 1993 in 1-11299).

Entergy New Orleans

(g)1 -- Agreement, dated April 23, 1982, among Entergy New Orleans and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)-1 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(g)2      --    Middle  South Utilities System Agency  Agreement,
          dated December 11, 1970 (5(a)-2 in 2-41080).

(g)3      --   Amendment dated as of February 10, 1971, to Middle
          South Utilities System Agency Agreement, dated December
          11, 1970 (5(a)-4 in 2-41080).

(g)4      --    Amendment,  dated May 12, 1988, to  Middle  South
          Utilities  System Agency Agreement, dated December  11,
          1970 (5(a) 4 in 2-41080).

(g)5      --    Middle South Utilities System Agency Coordination
          Agreement, dated December 11, 1970 (5(a)-3 in 2-41080).

(g)6      --    Service Agreement with Entergy Services dated  as
          of April 1, 1963 (5(a)-5 in 2-42523).

(g)7      --   Amendment, dated as of January 1, 1972, to Service
          Agreement with Entergy Services (4(a)-6 in 2-45916).

(g)8      --    Amendment, dated as of April 27, 1984, to Service
          Agreement with Entergy Services (10(a)7 to Form 10-K for the year ended December 31, 1984, in 1-3517).

(g)9      --    Amendment, dated as of August 1, 1988, to Service
          Agreement with Entergy Services (10(f)-8 to Form 10-K for the year ended December 31, 1988, in 0-5807).

(g)10     --    Amendment,  dated  January 1,  1991,  to  Service
          Agreement with Entergy Services (10(f)-9 to Form 10-K for the year ended December 31, 1990, in 0-5807).

(g)11     --    Amendment,  dated  January 1,  1992,  to  Service
          Agreement with Entergy Services (10(a)-11 to Form 10-K for year ended December 31, 1994 in 1-3517).

(g)12
(g)26     --   See 10(a)-12 - 10(a)-26 above.

(g)27     --   Reallocation Agreement, dated as of July 28, 1981,
          among  System Energy and certain other System companies
          (B-1(a) in 70-6624).

+(g)28    --    Post-Retirement Plan (10(e) 22 to Form  10-K  for
          the year ended December 31, 1983, in 1-1319).

(g)29 -- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(g)30 -- First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(g)31     --    Revised  Unit  Power Sales Agreement  (10(ss)  in
          33-4033).

(g)32     --    Transfer  Agreement, dated as of June  28,  1983,
          among the City of New Orleans, Entergy New Orleans  and
          Regional  Transit Authority (2(a) to  Form  8-K,  dated
          June 24, 1983, in 1-1319).

(g)33     --     Middle  South  Utilities,  Inc.  and  Subsidiary
          Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(g)34     --    First  Amendment, dated January 1, 1990,  to  the
          Middle  South Utilities, Inc. and Subsidiary  Companies
          Intercompany  Income Tax Allocation Agreement  (D-2  to
          Form U5S for the year ended December 31, 1989).

(g)35     --    Second  Amendment dated January 1, 1992,  to  the
          Entergy    Corporation    and   Subsidiary    Companies
          Intercompany  Income Tax Allocation Agreement  (D-3  to
          Form U5S for the year ended December 31, 1992).

(g)36     --    Third Amendment dated January 1, 1994 to  Entergy
          Corporation   and  Subsidiary  Companies   Intercompany
          Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

+(g)37    --    Executive Financial Counseling Program of Entergy
          Corporation and Subsidiaries (10(a)52 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(g)38    --   Entergy Corporation Annual Incentive Plan (10(a)54
          to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(g)39    --    Equity Ownership Plan of Entergy Corporation  and
          Subsidiaries  (A-4(a)  to Rule  24  Certificate,  dated
          May 24, 1991, in 70-7831).

+(g)40    --   Supplemental Retirement Plan (10(a)69 to Form 10-K
          for the year ended December 31, 1992 in 1-3517).

+(g)41    --    Defined Contribution Restoration Plan of  Entergy
          Corporation and Subsidiaries (10(a)53 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(g)42    --    Amendment No. 1 to the Equity Ownership  Plan  of
          Entergy   Corporation  and  Subsidiaries  (10(a)71   to
          Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g)43    --    Executive Disability Plan of Entergy  Corporation
          and Subsidiaries (10(a)72 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g)44    --    Executive Medical Plan of Entergy Corporation and
          Subsidiaries (10(a)73 to Form 10-K for the  year  ended
          December 31, 1992 in 1-3517).

+(g)45    --    Stock  Plan  for  Outside  Directors  of  Entergy
          Corporation and Subsidiaries, as amended (10(a)74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g)46    --    Summary Description of Private Ownership  Vehicle
          Plan of Entergy Corporation and Subsidiaries (10(a)75 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g)47    --    Agreement between Entergy Corporation  and  Edwin
          Lupberger  (10(a)-42 to Form 10-K for  the  year  ended
          December 31, 1985 in 1-3517).

+(g)48    --   Agreement between Entergy Corporation and Jerry D.
          Jackson  (10(a)-68  to Form 10-K  for  the  year  ended
          December 31, 1992 in 1-3517).

+(g)49    --    Agreement between Entergy Services and Gerald  D.
          McInvale  (10(a)-69  to Form 10-K for  the  year  ended
          December 31, 1992 in 1-3517).

+(g)50    --    Agreement  between System Energy  and  Donald  C.
          Hintz  (10(b)-47  to  Form  10-K  for  the  year  ended
          December 31, 1991 in 1-9067).

+(g)51    --    Summary  Description of Retired Outside  Director
          Benefit Plan (10(c)-90 to Form 10-K for the year  ended
          December 31, 1992 in 1-10764).

+(g)52    --   Amendment to Defined Contribution Restoration Plan
          of  Entergy Corporation and Subsidiaries (10(a)  81  to
          Form  10-K for the year ended December 31, 1993  in  1-
          11299).

+(g)53    --   System Executive Retirement Plan (10(a) 82 to Form
          10-K for the year ended December 31, 1993 in 1-11299).

(12) Statement Re Computation of Ratios

*(a)      Entergy Arkansas's Computation of Ratios of Earnings to
          Fixed  Charges  and  of Earnings to Fixed  Charges  and
          Preferred Dividends, as defined.

*(b) Entergy Gulf States' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(c) Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(d) Entergy Mississippi's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e) Entergy New Orleans' Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f)      System  Energy's Computation of Ratios of  Earnings  to
          Fixed Charges, as defined.

 (18)  Letter Re Change in Accounting Principles

*(a) Letter from Coopers & Lybrand L.L.P. regarding change in accounting principles for System Energy.

*(b) Letter from Coopers & Lybrand L.L.P. regarding change in accounting principles for Entergy.


*(21)  Subsidiaries of the Registrants

 (23)  Consents of Experts and Counsel

*(a) The consent of Coopers & Lybrand L.L.P. is contained herein at page 211.

*(b) The consent of Sandlin Associates is contained herein at page 213.

*(24)  Powers of Attorney

  (27)  Financial Data Schedule

*(a)      Financial  Data  Schedule for Entergy  Corporation  and
          Subsidiaries as of December 31, 1996.

*(b)      Financial  Data  Schedule for Entergy  Arkansas  as  of
          December 31, 1996.

*(c)      Financial Data Schedule for Entergy Gulf States  as  of
          December 31, 1996.

*(d)      Financial  Data  Schedule for Entergy Louisiana  as  of
          December 31, 1996.

*(e)      Financial Data Schedule for Entergy Mississippi  as  of
          December 31, 1996.

*(f)      Financial Data Schedule for Entergy New Orleans  as  of
          December 31, 1996.

*(g)      Financial  Data  Schedule  for  System  Energy  as   of
          December 31, 1996.

_________________

*  Filed herewith.
+  Management contracts or compensatory plans or arrangements.