Form 10-Q
period 1997-03-31
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC
filed 1997-05-06
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

_____________________________________________________________________
                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1997

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

Yes     X      No

Common Stock Outstanding                Outstanding at April 30, 1997
Entergy Corporation      ($0.01 par value)             237,666,428

                ENTERGY CORPORATION AND SUBSIDIARIES
               INDEX TO QUARTERLY REPORT ON FORM 10-Q
                           March 31, 1997

                                                        Page Number

Definitions                                                 1
Management's Financial Discussion and Analysis
 - Liquidity and Capital Resources                          3
Management's Financial Discussion and Analysis
 - Significant Factors and Known Trends                     6
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations                                 10
     Statements of Consolidated Income (Loss)              13
     Statements of Consolidated Cash Flows                 14
     Consolidated Balance Sheets                           16
     Selected Operating Results                            18
  Entergy Arkansas, Inc.:
     Results of Operations                                 19
     Statements of Income                                  20
     Statements of Cash Flows                              21
     Balance Sheets                                        22
     Selected Operating Results                            24
  Entergy Gulf States, Inc.:
     Results of Operations                                 26
     Statements of Income (Loss)                           28
     Statements of Cash Flows                              29
     Balance Sheets                                        30
     Selected Operating Results                            32
  Entergy Louisiana, Inc.:
     Results of Operations                                 33
     Statements of Income                                  34
     Statements of Cash Flows                              35
     Balance Sheets                                        36
     Selected Operating Results                            38
  Entergy Mississippi, Inc.:
     Results of Operations                                 39
     Statements of Income                                  40
     Statements of Cash Flows                              41
     Balance Sheets                                        42
     Selected Operating Results                            44
  Entergy New Orleans, Inc.:
     Results of Operations                                 45
     Statements of Income                                  46
     Statements of Cash Flows                              47
     Balance Sheets                                        48
     Selected Operating Results                            50
  System Energy Resources, Inc.:
     Results of Operations                                 51
     Statements of Income                                  52
     Statements of Cash Flows                              53
     Balance Sheets                                        54
Notes to Financial Statements for Entergy
 Corporation and Subsidiaries                              56
Part II:
  Item 1.  Legal Proceedings                               66
  Item 5.  Other Information                               67
  Item 6.  Exhibits and Reports on Form 8-K                67
Experts                                                    69
Signature                                                  70

      This combined Quarterly Report on Form 10-Q is separately filed by Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 1996, filed by the individual registrants with the SEC and should be read in conjunction therewith.

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


                             DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

Algiers                  15th  Ward  of  the  City  of  New  Orleans,
                         Louisiana
ALJ                      Administrative Law Judge
ANO                      Arkansas Nuclear One Plant
ANO 1                    Unit No. 1 of ANO
ANO 2                    Unit No. 2 of ANO
Cajun                    Cajun Electric Power Cooperative, Inc.
Capital Funds Agreement  Agreement,  dated as of June  21,  1974,  as amended,  between System Energy and  Entergy
                         Corporation, and the assignments thereof
CitiPower                CitiPower Ltd.
Council                  Council   of   the  City  of  New   Orleans,
                         Louisiana
domestic utility
 companies               Entergy   Arkansas,  Entergy  Gulf   States,
                         Entergy Louisiana, Entergy Mississippi,  and
                         Entergy New Orleans, collectively
Entergy                  Entergy  Corporation and its various  direct
                         and indirect subsidiaries
Entergy Arkansas         Entergy  Arkansas,  Inc., formerly  Arkansas
                         Power & Light Company
Entergy Corporation      Entergy Corporation, a Delaware corporation,
                         successor to Entergy Corporation, a  Florida
                         corporation
Entergy Enterprises      Entergy Enterprises, Inc.
Entergy Gulf States      Entergy  Gulf  States, Inc.,  formerly  Gulf
                         States  Utilities Company (including  wholly
                         owned  subsidiaries  - Varibus  Corporation,
                         GSG&T, Inc., Prudential Oil & Gas, Inc., and
                         Southern Gulf Railway Company)
Entergy Louisiana        Entergy  Louisiana, Inc., formerly Louisiana
                         Power & Light Company
Entergy Mississippi      Entergy    Mississippi,    Inc.,    formerly
                         Mississippi Power & Light Company
Entergy New Orleans      Entergy  New  Orleans,  Inc.,  formerly  New
                         Orleans Public Service Inc.
Entergy Operations       Entergy  Operations, Inc., a  subsidiary  of
                         Entergy   Corporation  that  has   operating
                         responsibility for ANO, Grand Gulf 1,  River
                         Bend, and Waterford 3
Entergy Services         Entergy Services, Inc.
EPA                      U.S. Environmental Protection Agency
EPAct                    Energy Policy Act of 1992
FASB                     Financial Accounting Standards Board
FERC                     Federal Energy Regulatory Commission

Abbreviation or Acronym           Term

Form 10-K                The  combined Annual Report on Form 10-K for
                         the   year  ended  December  31,  1996,   of
                         Entergy,  Entergy  Arkansas,  Entergy   Gulf
                         States,     Entergy    Louisiana,    Entergy
                         Mississippi, Entergy New Orleans, and System
                         Energy
Grand Gulf 1             Unit No. 1 (nuclear) of the Grand Gulf Plant
ISES                     Independence   Steam   Electric   Generating
                         Station
kWh                      Kilowatt-hour(s)
LPSC                     Louisiana Public Service Commission
London Electricity       London Electricity plc - a regional electric
                         company  serving London, England, which  was
                         acquired by Entergy on February 7, 1997
Merger                   The combination transaction, consummated  on
                         December  31,  1993, by which  Entergy  Gulf
                         States   became  a  subsidiary  of   Entergy
                         Corporation and Entergy Corporation became a
                         Delaware corporation
MPSC                     Mississippi Public Service Commission
NRC                      Nuclear Regulatory Commission
Owner Participant        A  corporation that, in connection with  the
                         Waterford 3 sale and leaseback transactions,
                         has  acquired  a beneficial  interest  in  a
                         trust,  the  Owner Trustee of which  is  the
                         owner  and lessor of undivided interests  in
                         Waterford 3
Owner Trustee            Each institution and/or individual acting as
                         Owner  Trustee under a trust agreement  with
                         an  Owner Participant in connection with the
                         Waterford 3 sale and leaseback transactions
PCBs                     Polychlorinated biphenyls
PUCHA                    Public Utility Holding Company Act of  1935,
                         as amended
PUCT                     Public Utility Commission of Texas
PURPA                    Public Utility Regulatory Policies Act
River Bend               River  Bend  Nuclear  Plant,  owned  70%  by
                         Entergy Gulf States
RUS                      Rural Utilities Service
SEC                      Securities and Exchange Commission
SFAS                     Statement  of Financial Accounting Standards
                         as  promulgated by the Financial  Accounting
                         Standards Board
System Energy            System Energy Resources, Inc.
System Fuels             System Fuels, Inc.
Waterford 3              Unit No. 3 (nuclear) of the Waterford Plant

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

      Net cash flow from operations for Entergy, the domestic utility companies, and System Energy for the first quarter of 1997 and 1996 was as follows:

                               First Quarter    First Quarter
          Company                  1997             1996
                                        (In Millions)

          Entergy                 $486.1           $268.3
          Entergy Arkansas        $142.6           $111.8
          Entergy Gulf States     $110.7           $ 34.8
          Entergy Louisiana       $ 76.2           $ 88.7
          Entergy Mississippi     $ 35.7           $ 29.7
          Entergy New Orleans     $ 12.6           $ (2.9)
          System Energy           $ 69.8           $ 67.7

      The positive cash flow from operations for the domestic utility companies results from continued efforts to streamline operations and to reduce costs, as well as from collections under rate phase-in plans that exceed current cash requirements for the related costs. In the income statement, these revenue collections are offset by the amortization of previously deferred costs so that there is no effect on net income. These phase-in plans will continue to contribute to Entergy's cash position over the next several years. The Grand Gulf 1 phase-in plans will expire in 1998 for Entergy Arkansas and Entergy Mississippi, and in 2001 for Entergy New Orleans. Entergy Gulf States' phase-in plan for River Bend will expire in 1998, and Entergy Louisiana's phase-in plan for Waterford 3 will expire in June 1997.

Financing Sources

      As discussed in Note 8, the acquisition of London Electricity for $2.1 billion was accomplished in February 1997. The acquisition was financed with $1.7 billion of debt that is non-recourse to Entergy Corporation, and $392 million of equity provided by Entergy Corporation from available cash and borrowings under its $300 million line of credit. Excluding the London Electricity investment, cash from operations, supplemented by cash on hand, was sufficient to meet substantially all investing and financing requirements of the domestic utility companies and System Energy, including capital expenditures, dividends, and debt and preferred stock maturities for the first quarter of 1997.

      Entergy has been able to fund the capital requirements for its domestic utility companies with cash from operations resulting from the items discussed above in "Cash Flows". Should additional cash be needed to fund investments or retire debt, the domestic utility companies and System Energy have the ability, subject to regulatory approval and compliance with issuance tests, to issue debt or preferred securities to meet such requirements. In addition, to the extent market conditions and interest and dividend rates allow, the domestic utility companies and System Energy will continue to refinance and/or redeem higher cost debt and preferred stock prior to maturity. The domestic utility companies may continue to establish special purpose trusts as financing subsidiaries for the purpose of issuing preferred trust securities, such as those issued in 1996 by Entergy Louisiana Capital I and Entergy Arkansas Capital I, and those issued in January 1997 by Entergy Gulf States Capital I. Entergy Corporation, the domestic utility companies, and System Energy also have SEC authorization to effect short-term borrowings. See Notes 4, 5, 6, 7, and 9 in the Form 10-K for additional information on Entergy's capital and refinancing requirements in 1997-2001.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


      As of March 31, 1997, Entergy Corporation had $275 million outstanding on its $300 million bank credit facility which amount had been used for the acquisition of London Electricity in February 1997. Also, Entergy Technology Holding Company (ETHC) had $20 million outstanding on its $100 million bank line of credit as of March 31, 1997. See Note 4 to the Form 10-K for information on the domestic utility companies' and System Energy's short-term borrowing authorizations and bank lines of credit.

Financing Uses

      Productive investment by Entergy Corporation is integral to enhancing the long-term value of its common stock. Entergy Corporation has been expanding its investments in business opportunities overseas as well as in the United States. Through the first quarter of 1997, Entergy Corporation had acquired or participated in foreign electric ventures in Australia, Argentina, Chile, Pakistan, Peru, and the United Kingdom, and had acquired several telecommunications-based businesses in the United States. As of March 31, 1997, Entergy Corporation had a net investment of $1.2 billion in equity capital in businesses other than its domestic utility companies. See Note 8 for a discussion of Entergy Corporation's acquisition of London Electricity on February 7, 1997.

      To make capital investments, fund its subsidiaries, and pay dividends, Entergy Corporation will utilize internally generated funds, cash on hand, funds available under its $300 million credit facility, funds received from its dividend reinvestment and stock purchase plan, and other bank financings as required. See Note 3 herein for information regarding proceeds from the issuance of common stock related to Entergy's dividend reinvestment and stock purchase plan in the first quarter of 1997. See Note 9 in the Form 10-K for a discussion of capital requirements. Entergy Corporation receives funds through dividend payments from its subsidiaries. During the first quarter of 1997, such dividend payments from subsidiaries totaled $102.4 million. In order to improve its capital structure,
Entergy Gulf States has not paid common stock dividends since the third quarter of 1994. In the first quarter of 1997, Entergy
Corporation paid $105 million of common stock dividends. Declarations of dividends on common stock are made at the discretion of Entergy Corporation's Board of Directors. Management will not recommend future dividend increases to the Board unless such increases are justified by adequate earnings growth of Entergy Corporation and its subsidiaries. See Note 8 in the Form 10-K for information on dividend restrictions.

Entergy Corporation and Entergy Gulf States

     See Notes 1 and 2 regarding River Bend and Cajun litigation. An adverse ruling regarding River Bend could result in up to approximately $276 million of potential write-offs (net of tax) and up to $210 million in refunds of previously collected revenue. Such write-offs and charges could result in substantial net losses being reported in the future by Entergy Gulf States, with resulting adverse adjustments to the common equity of Entergy Corporation and Entergy Gulf States. Adverse resolution of these matters could negatively affect Entergy Gulf States' ability to obtain financing, which could in turn affect Entergy Gulf States' liquidity and ability to resume paying common stock dividends.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


Entergy Corporation and System Energy

      Under the Capital Funds Agreement, Entergy Corporation has agreed to supply to System Energy sufficient capital to maintain System Energy's equity capital at a minimum of 35% of its total capitalization (excluding short-term debt), to permit the continued commercial operation of Grand Gulf 1, and to pay in full all indebtedness for borrowed money of System Energy when due under any circumstances. In addition, under supplements to the Capital Funds Agreement assigning System Energy's rights thereunder as security for specific debt of System Energy, Entergy Corporation has agreed to make cash capital contributions, if required, to enable System Energy to make payments on such debt when due. The Capital Funds Agreement may be terminated by the parties thereto, subject to the consent of certain creditors.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


       See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K, including "Open Access Transmission", "Municipalization", "Industry Consolidation", "Functional Unbundling", and "Effects of Alternate Energy Sources on Retail Electric Sales to Industrial and Large Commercial Customers" for a discussion of the increasing competitive pressures facing Entergy and the electric utility industry. See "ANO Matters", and "Property Tax Exemptions" in the Form 10-K for a discussion of other significant issues affecting Entergy. Set forth below are recent developments to the Form 10-K for the sections presented.

Competition and Industry Challenges

Transition to Competition Filings

       See   "MANAGEMENT'S  FINANCIAL  DISCUSSION  AND   ANALYSIS   -
SIGNIFICANT  FACTORS AND KNOWN TRENDS" in the Form 10-K  and  Note  2
herein for a discussion of the domestic utility companies' filings with their respective state regulators concerning the transition to competition. Entergy Gulf States made a supplemental filing with the PUCT on April 4, 1997, outlining a comprehensive market reform proposal calling for the establishment of retail competition, service quality standards, a regional power exchange, and an independent system operator. Entergy Gulf States requested from the PUCT a reciprocal commitment ensuring the full recovery of prudently incurred investments previously approved by regulators. The PUCT has scheduled the transition to competition hearings to begin in September 1997.

      The MPSC conducted hearings in April 1997 on various transition to competition issues, including the recoverability of stranded costs, the potential for cost shifting, and electric supply reliability and expects to issue an order in mid-1997 outlining a plan for restructuring the electric utility industry in Mississippi.

      Entergy Arkansas filed a supplement to its transition to competition with the APSC on May 1, 1997. This filing is similar to the supplemental filing made by Entergy Gulf States as discussed above. See Note 2 for additional information regarding this filing.

      The Council established two new dockets in March 1997 regarding electric and gas utility service competition in the City of New Orleans. One docket will address competitive issues, including the advisability of implementing competition, recoverability and measurement of stranded costs, maximization of consumer savings from competition and minimization of cost-shifting, and potential conflicts between federal, state, and local regulators, as such issues relate to electric and gas service currently being provided to New Orleans customers by Entergy New Orleans. The second docket will address the same issues related to the provision of electric service to Algiers customers by Entergy Louisiana. A procedural schedule was established which required comments to be filed in April 1997 and sets hearings for May, July and October 1997. Entergy New Orleans intends to file a specific transition to competition plan following these hearings.

Retail and Wholesale Rate Issues

      See Note 2 to the Form 10-K and Note 2 herein for a discussion of the ongoing trend of regulator mandated rate reductions as well as incentive and performance-based regulation and filings made with state and local regulators regarding an orderly transition to a more competitive market for electricity.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


Legislative Activity

      A number of bills recently have been introduced in Congress calling for deregulation of the electric power industry. Included in these proposals are some that would amend or repeal PUCHA and/or PURPA. These bills generally have provisions that would give consumers the ability to choose their own electricity service provider. A major issue before Congress is whether the federal government should establish a definitive timetable for all states to offer direct retail access to customers and, if so, the timing of such. One bill introduced in early April would require direct retail access no later than January 1, 1999. The first three of four scheduled congressional field hearings on electricity deregulation were held during April and early May 1997.

       Entergy has been a participant in discussions aimed at developing legislation related to electric utility industry restructuring and competition that could be passed by the Texas Legislature before it adjourns June 2, 1997. Entergy intends to continue to have an active role in these discussions.

      The Arkansas Senate has passed a resolution requesting a study of the impact of competition in the electric utility industry on the citizens of Arkansas, the electric utility industry, and the regulatory authority of the APSC. This study is scheduled to begin no later than December 1, 1997.

Domestic and Foreign Investments

      Entergy Corporation seeks opportunities to expand its domestic and foreign businesses that are not regulated by domestic state and local utility regulatory authorities. Such business ventures currently include power development and operations and retail services related to the utility business. Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" for a discussion of Entergy Corporation's 1997 investments in nonregulated and foreign energy-related businesses. These investments may involve a greater risk than domestic regulated utility enterprises. In the first quarter of 1997, Entergy Corporation's domestic and foreign energy-related investments increased consolidated net income by approximately $28 million.

       Entergy Nuclear Inc. (Entergy Nuclear) began providing management and operations services in February 1997 for an initial period of up to one year to Maine Yankee Atomic Power Company (Maine Yankee) at its Maine Yankee nuclear plant. The creation of Entergy Nuclear and its undertaking with Maine Yankee are authorized by existing SEC orders previously granted to Entergy Enterprises. Entergy Corporation has an application pending at the SEC to create a different structure under which Entergy Nuclear would engage in this business for other nuclear utilities.

     As of April 30, 1997, Entergy Corporation controlled over 99% of the common shares of London Electricity. For additional information related to this acquisition, see Note 8 herein. Through London Electricity, Entergy expects to gain valuable experience in the deregulated United Kingdom electricity market that can be transferred to the expected deregulated market in the United States. London Electricity expects to be in a fully competitive supply market beginning April 1998. In conjunction with the acquisition of London Electricity, Entergy established an international retail operations group to coordinate the retail electric operations in the United Kingdom, Australia, and Argentina.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


      In February 1997, Entergy Richmond Power Corporation, a wholly-owned subsidiary of Entergy Power Development Corporation, sold its 50% interest in Richmond Power Enterprise LP (owner of a gas-fired electric and steam generation facility), to a third party for $10 million, realizing an after tax gain of $2.7 million.

      Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K, and Note 8, herein, for a discussion of Entergy's major nonregulated business opportunities and foreign energy-related investments.

Windfall Profits Tax

      As a result of Parliamentary elections held on May 1, 1997, in which the Labour Party gained control of the British government, it is anticipated that legislation imposing a "windfall profits tax" will be proposed. There has been widespread speculation that such a tax, which would raise funds to address the government's budget deficit, would be targeted at regional electric utilities, such as London Electricity, and possibly other utility service providers. It is impossible to predict at this time if or when such a tax will be enacted, or the amount of the tax. However, such a tax could have a material adverse effect upon London Electricity's net income.

Deregulated Utility Operations

       Entergy Gulf States discontinued regulatory accounting principles in 1989 for its wholesale jurisdiction and steam department, and in 1991 for the Louisiana deregulated portion of River Bend. Net income from these operations during the first quarter of 1997 was $4.6 million compared to $6.2 million during the first quarter of 1996.

     The decrease in net income from these deregulated operations for the first quarter of 1997 was principally due to decreased steam products revenues, partially offset by reduced operation and maintenance expenses. The future impact of the deregulated utility operations on Entergy's and Entergy Gulf States' results of operations and financial position will depend on future operating costs, future efficiency and availability of generating units, and future market prices for energy over the remaining life of the assets.

Accounting Issues

       See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" and Note 1 in the Form 10-K for a discussion of the impact of the adoption by Entergy of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", effective January 1, 1996.

     Continued Application of SFAS 71 - As a result of the EPAct, the actions of regulatory bodies, and other factors, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. The domestic utility companies' and System Energy's financial statements currently reflect, for the most part, assets and costs based on existing cost-based ratemaking regulations in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Continued applicability of SFAS 71 to the domestic utility companies' and System Energy's financial statements requires that rates set by an independent regulator on a cost-of-service basis be charged to and collected from customers.

      In the event that all or a portion of a utility's operations cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation, or a change in the competitive environment for the utility's regulated services, the utility is required to discontinue application of SFAS 71 for the relevant portion of its operations by eliminating from the balance sheet the effects of any actions of regulators recorded as regulatory assets and liabilities. The effect of discontinuing the application of SFAS 71 would have a material adverse impact on Entergy's financial statements.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


       The SEC has expressed concern regarding the continuing applicability of SFAS 71 to the financial statements of certain California electric utilities. California regulators have directed these utilities to transition to a fully competitive retail environment by 2002, with a 10 percent rate reduction for residential and small commercial customers becoming effective January 1, 1998, and full recovery of above market rate investment and other costs (stranded costs). The SEC is concerned that this plan does not meet the criteria of SFAS 71 that rates be set on an individual company cost-of-service basis. It is anticipated that the Emerging Issues Task Force of the FASB will address this issue during the next several months. The ultimate resolution of this issue has significant financial accounting and reporting implications for the domestic utility companies' transition to competition filings.

      The domestic utility companies' and System Energy's financial statements continue to apply SFAS 71 for their regulated operations, except for those portions of Entergy Gulf States' business described in "Deregulated Utility Operations" above. Although discussions with regulatory authorities regarding retail competition have occurred and are expected to continue, management does not expect any definitive outcomes in the foreseeable future, and therefore, the regulated operations continue to apply SFAS 71. See Note 1 to the Form 10-K for additional discussion of Entergy's application of SFAS 71.

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

Financial Derivatives

      Derivative instruments have been used by Entergy on a limited basis. Entergy has a policy that financial derivatives are to be used only to mitigate business risks and not for speculative purposes. See Notes 7 and 9 to the Form 10-K and Note 4 herein for additional information concerning Entergy's derivative instruments outstanding as of December 31, 1996, and March 31, 1997.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


       On February 7, 1997, Entergy Corporation finalized its acquisition of London Electricity. In accordance with the purchase method of accounting, the results of operations for the first quarter of 1996 of Entergy Corporation and subsidiaries reported in the
Statements of Consolidated Income (Loss) and Cash Flows do not include London Electricity's results of operations. Consolidated net income for the first quarter of 1997 includes a positive effect due to the inclusion of London Electricity for the portion of the first quarter subsequent to February 1. See Note 8 for additional information regarding London Electricity.

Net Income

      Consolidated net income increased for the first quarter of 1997 primarily due to the $174 million net of tax write-off of River Bend rate deferrals in 1996 pursuant to SFAS 121. Excluding this item, net income would have increased $23 million for the first quarter of 1997 due to the increase in foreign utility income, resulting from the inclusion of London Electricity and increased earnings of CitiPower. London Electricity contributed earnings of $15.6 million (or $0.07 per share) to first quarter consolidated net income.
CitiPower's net income increased primarily due to decreases in the average cost of purchased power and increases in the average temperature experienced during the first two months of 1997 in Melbourne, Australia.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1997 and 1996 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

      The changes in electric operating revenues associated with Entergy's domestic regulated operations for the first quarter of 1997 are as follows:

                                               First Quarter
Description                                 Increase/(Decrease)
                                               (In Millions)

Change in base revenues                          ($23.0)
Rate riders                                        (4.5)
Fuel cost recovery                                 62.9
Sales volume/weather                                3.8
Other revenue (including unbilled)                 13.5
Sales for resale                                  (13.9)
                                                  -----
   Total                                          $38.8
                                                  =====

      Electric operating revenues of the domestic utility companies and System Energy increased for the first quarter of 1997 as a result of higher fuel adjustment revenues, which do not affect net income, partially offset by rate reductions at various domestic utility companies. Fuel adjustment revenues increased due to higher fuel prices.

      Nonregulated and foreign energy related business revenues increased for the first quarter of 1997 due mainly to the February 1997 acquisition of London Electricity.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Expenses

      Operating expenses for the portion of the first quarter of 1997 subsequent to February 1 include the operating expenses of London Electricity, which were not included in the prior year's financial statements. Excluding the operating expenses of London Electricity, Entergy's operating expenses increased for the first quarter of 1997 as discussed below.

      For the first quarter of 1997, fuel expenses increased as a result of higher fuel prices as discussed above. The increase in depreciation, amortization, and decommissioning is due to (i) additional depreciation recorded by System Energy associated with the sale and leaseback in 1989 of a portion of Grand Gulf 1 and (ii) plant additions and improvements. Rate deferrals recorded in the first quarter of 1996 relate primarily to the LPSC-approved rate deferral of the Waterford 3 property tax first imposed in 1996. This tax is currently included in base rates.

Other

     Other income increased for the first quarter of 1997 as a result of the 1996 write-off of River Bend rate deferrals pursuant to SFAS 121 and a decrease in Grand Gulf 1 carrying charges at Entergy Arkansas due to a decline in the deferral balance. Excluding London Electricity, interest on long-term debt decreased for the first quarter of 1997 due primarily to ongoing retirement and refinancing of higher cost debt. Interest on debt associated with the London Electricity acquisition more than offset this decrease. Income tax expense increased primarily due to higher pretax income.


                    ENTERGY CORPORATION AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED INCOME (LOSS)
             For the Three Months Ended March 31, 1997 and 1996
                               (Unaudited)

                                                                    1997            1996
                                                            (In Thousands, Except Share Data)
Operating Revenues:
  Electric                                                         $1,451,925      $1,413,068
  Natural gas                                                          57,496          57,473
  Steam products                                                       11,089          15,578
  Nonregulated and foreign energy-related businesses                  525,243         112,873
                                                                   ----------      ----------
        Total                                                       2,045,753       1,598,992
                                                                   ----------      ----------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                                       398,742         375,764
     Purchased power                                                  420,962         158,157
     Nuclear refueling outage expenses                                 17,236          14,209
     Other operation and maintenance                                  426,087         353,212
  Depreciation, amortization, and decommissioning                     228,029         194,567
  Taxes other than income taxes                                        92,991          88,971
  Rate deferrals                                                       (9,575)        (19,802)
  Amortization of rate deferrals                                       99,063          91,511
                                                                   ----------      ----------
        Total                                                       1,673,535       1,256,589
                                                                   ----------      ----------

Operating Income                                                      372,218         342,403
                                                                   ----------      ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                                  3,033           2,558
  Write-off of River Bend rate deferrals                                    -        (194,498)
  Miscellaneous - net                                                  17,393          10,778
                                                                   ----------      ----------
        Total                                                          20,426        (181,162)
                                                                   ----------      ----------

Interest Charges:
  Interest on long-term debt                                          185,490         172,843
  Other interest - net                                                 11,905          11,847
  Distributions on preferred securities of subsidiaries                 4,172               -
  Allowance for borrowed funds used
   during construction                                                 (2,437)         (2,138)
  Preferred and preference dividend requirements of
   subsidiaries and other                                              16,723          18,081
                                                                   ----------      ----------
        Total                                                         215,853         200,633
                                                                   ----------      ----------

Income (Loss) Before Income Taxes                                     176,791         (39,392)

Income Taxes                                                           67,029          47,680
                                                                   ----------      ----------

Net Income (Loss)                                                    $109,762        ($87,072)
                                                                   ==========      ==========

Earnings (loss) per average common share                                $0.47          ($0.38)
Dividends declared per common share                                     $0.45           $0.90
Average number of common shares outstanding                       235,133,608     227,780,604

See Notes to Financial Statements.

                     ENTERGY CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
              For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                                         1997          1996
                                                                                           (In Thousands)
Operating Activities:
  Net income (loss)                                                                    $109,762      ($87,072)
  Noncash items included in net income (loss):
    Write-off of River Bend rate deferrals                                                    -       194,498
    Change in rate deferrals/excess capacity-net                                        111,036       105,388
    Depreciation, amortization, and decommissioning                                     228,029       194,567
    Deferred income taxes and investment tax credits                                    (53,743)      (45,013)
    Allowance for equity funds used during construction                                  (5,470)       (2,558)
  Changes in working capital:
    Receivables                                                                         115,155        37,148
    Fuel inventory                                                                       32,438        23,212
    Accounts payable                                                                   (201,617)      (32,984)
    Taxes accrued                                                                       119,438        65,289
    Interest accrued                                                                    (10,637)      (65,276)
    Other working capital accounts                                                       98,914       (81,209)
  Decommissioning trust contributions                                                   (14,656)      (12,146)
  Other                                                                                 (42,584)      (25,535)
                                                                                     ----------    ----------
    Net cash flow provided by operating activities                                      486,065       268,309
                                                                                     ----------    ----------

Investing Activities:
  Construction/capital expenditures                                                    (125,743)     (131,435)
  Allowance for equity funds used during construction                                     5,470         2,558
  Nuclear fuel purchases                                                                (54,155)      (65,430)
  Proceeds from sale/leaseback of nuclear fuel                                           68,319        46,872
  Acquisition of CitiPower                                                                    -    (1,156,112)
  Acquisition of London Electricity, net of cash acquired                            (2,021,501)            -
  Investment in nonregulated/nonutility properties                                       12,515        (5,171)
                                                                                     ----------    ----------
    Net cash flow used in investing activities                                       (2,115,095)   (1,308,718)
                                                                                     ----------    ----------


                     ENTERGY CORPORATION AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
              For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                                         1997          1996
                                                                                           (In Thousands)
Financing Activities:
  Proceeds from the issuance of:
    General and refunding mortgage bonds                                                     -       39,608
    First mortgage bonds                                                                84,490      198,250
    Bank notes and other long-term debt                                              1,630,280      946,167
    Common Stock                                                                        98,695            -
    Preferred securities of subsidiaries trust                                          82,323            -
  Retirement of:
    First mortgage bonds                                                                     -     (133,687)
    General and refunding mortgage bonds                                               (87,965)           -
    Other long-term debt                                                                     -      (92,744)
  Redemption of preferred stock                                                       (101,728)     (19,704)
  Changes in short-term borrowings - net                                               258,274      277,000
  Common stock dividends paid                                                         (105,035)     (99,714)
                                                                                    ----------   ----------
    Net cash flow provided by financing activities                                   1,859,334    1,115,176
                                                                                    ----------   ----------

Effect of exchange rates on cash and cash equivalents                                     (758)          40
                                                                                    ----------   ----------

Net increase in cash and cash equivalents                                              229,546       74,807

Cash and cash equivalents at beginning of period                                       388,703      533,590
                                                                                    ----------   ----------

Cash and cash equivalents at end of period                                            $618,249     $608,397
                                                                                    ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                              $223,444     $239,354
    Income taxes                                                                        $3,002      $12,032
  Noncash investing and financing activities:
     Change in unrealized depreciation of
       decommissioning trust assets                                                    ($1,119)     ($4,265)

See Notes to Financial Statements.

               ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
               March 31, 1997 and December 31, 1996
                            (Unaudited)


                                                                             1997              1996
                              ASSETS                                             (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                   $125,027           $34,807
    Temporary cash investments - at cost,
      which approximates market                                             391,130           346,782
    Special deposits                                                        102,092             7,114
                                                                        -----------       -----------
           Total cash and cash equivalents                                  618,249           388,703
  Notes receivable                                                            9,524             1,384
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
       $26.4 million in 1997 and $9.2 million in 1996)                      562,916           324,687
    Other                                                                   148,717            99,066
    Accrued unbilled revenues                                               468,238           351,429
  Deferred fuel                                                              86,965           122,184
  Fuel inventory                                                            122,195           139,603
  Materials and supplies - at average cost                                  375,985           339,622
  Rate deferrals                                                            411,483           444,543
  Prepayments and other                                                     190,884           151,312
                                                                        -----------       -----------
           Total                                                          2,995,156         2,362,533
                                                                        -----------       -----------

Other Property and Investments:
  Decommissioning trust funds                                               375,933           357,962
  Non-regulated investments                                                 502,629           513,058
  Other                                                                      78,417            59,053
                                                                        -----------       -----------
           Total                                                            956,979           930,073
                                                                        -----------       -----------

Utility Plant:
  Electric                                                               25,039,087        22,811,164
  Plant acquisition adjustment - Entergy Gulf States                        451,359           455,425
  Electric plant under leases                                               680,246           679,991
  Property under capital leases - electric                                  143,857           147,277
  Natural gas                                                               175,093           168,143
  Steam products                                                             81,743            81,743
  Construction work in progress                                             411,694           401,676
  Nuclear fuel under capital leases                                         284,489           250,651
  Nuclear fuel                                                               58,030           112,625
                                                                        -----------       -----------
           Total                                                         27,325,598        25,108,695
  Less - accumulated depreciation and amortization                        9,045,596         8,885,572
                                                                        -----------       -----------
           Utility plant - net                                           18,280,002        16,223,123
                                                                        -----------       -----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                          321,517           399,493
    SFAS 109 regulatory asset - net                                       1,194,590         1,196,041
    Unamortized loss on reacquired debt                                     212,183           217,664
    Other regulatory assets                                                 436,340           435,652
  Long-term receivables                                                     211,524           216,082
  CitiPower license (net of $3.8 million of amortization)                   598,897           606,214
  London Electricity license (net of $6.4 million of amortization)        1,541,414                 -
  Other                                                                     399,960           379,419
                                                                        -----------       -----------
           Total                                                          4,916,425         3,450,565
                                                                        -----------       -----------

           TOTAL                                                        $27,148,562       $22,966,294
                                                                        ===========       ===========
See Notes to Financial Statements.

               ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
               March 31, 1997 and December 31, 1996
                            (Unaudited)

                                                                            1997              1996
               LIABILITIES AND SHAREHOLDERS' EQUITY                             (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                      $412,332          $345,620
  Notes payable                                                           567,811            20,686
  Accounts payable                                                        511,661           554,558
  Customer deposits                                                       181,693           155,534
  Taxes accrued                                                           370,004           180,340
  Accumulated deferred income taxes                                        47,248            78,010
  Interest accrued                                                        195,834           203,425
  Dividends declared                                                        5,486             8,950
  Obligations under capital leases                                        152,077           151,287
  Other                                                                   280,575           184,157
                                                                      -----------       -----------
           Total                                                        2,724,721         1,882,567
                                                                      -----------       -----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                     4,674,949         3,770,760
  Accumulated deferred investment tax credits                             602,793           607,641
  Obligations under capital leases                                        277,012           247,360
  Other                                                                 1,791,020         1,298,306
                                                                      -----------       -----------
           Total                                                        7,345,774         5,924,067
                                                                      -----------       -----------

  Long-term debt                                                        9,422,701         7,590,804
  Subsidiaries' preferred stock with sinking fund                         200,237           216,986
  Subsidiary's preference stock                                           150,000           150,000
  Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust holding
   solely junior subordinated deferrable debentures                       215,000           130,000

Shareholders' Equity:
 Subsidiaries' preferred stock without sinking fund                       345,954           430,955
 Common stock, $.01 par value, authorized 500,000,000
    shares; issued 237,865,027 shares in 1997 and
    234,456,457 shares in 1996                                              2,378             2,345
  Paid-in capital                                                       4,410,325         4,320,591
  Retained earnings                                                     2,345,917         2,341,703
  Cumulative foreign currency translation adjustment                       20,966            21,725
  Less - treasury stock (1,131,223 shares in 1997 and
   1,496,118 shares in 1996)                                               35,411            45,449
                                                                      -----------       -----------
           Total                                                        7,090,129         7,071,870
                                                                      -----------       -----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                      $27,148,562       $22,966,294
                                                                      ===========       ===========
See Notes to Financial Statements.


                   ENTERGY CORPORATION AND SUBSIDIARIES
                        SELECTED OPERATING RESULTS
           For the Three Months Ended March 31, 1997 and 1996
                                (Unaudited)

                                           Three Months Ended  Increase/
                Description                   1997      1996   (Decrease)    %
                                                    (In Millions)
Domestic Electric Operating Revenues:
  Residential                                $ 502.1   $ 507.1     ($5.0)     (1)
  Commercial                                   368.3     354.5      13.8       4
  Industrial                                   496.9     460.3      36.6       8
  Governmental                                  41.6      38.7       2.9       7
                                           --------- ---------    ------
    Total retail                             1,408.9   1,360.6      48.3       4
  Sales for resale                              76.6      90.1     (13.5)    (15)
  Other                                        (33.6)    (37.6)      4.0     (11)
                                           --------- ---------    ------
    Total                                  $ 1,451.9 $ 1,413.1    $ 38.8       3
                                           ========= =========    ======
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                                  6,399     6,667      (268)     (4)
  Commercial                                   4,895     4,792       103       2
  Industrial                                  10,897    10,445       452       4
  Governmental                                   595       556        39       7
                                           --------- ---------    ------
    Total retail                              22,786    22,460       326       1
  Sales for resale                             2,425     2,575      (150)     (6)
                                           --------- ---------    ------
    Total                                     25,211    25,035       176       1
                                           ========= =========    ======


                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income decreased for the first quarter of 1997 due to reduced operating revenues, partially offset by lower income taxes.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1997 and 1996 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

     The changes in electric operating revenues for the first quarter of 1997 are as follows:

                                                 First Quarter
Description                                   Increase/(Decrease)
                                                 (In Millions)
Change in base revenues                               $0.9
Rate riders                                            1.4
Fuel cost recovery                                     3.8
Sales volume/weather                                  (0.8)
Other revenue (including unbilled)                   (10.1)
Sales for resale                                      (3.6)
                                                     -----
   Total                                             ($8.4)
                                                     =====

      Electric operating revenues decreased for the first quarter of 1997 primarily due to an decrease in unbilled revenue. Unbilled revenue decreased primarily due to milder weather in the first quarter of 1997.

Expenses

      Operating expenses increased for the first quarter of 1997 primarily due to an increase in the amortization of Grand Gulf 1 rate  deferrals.  The increase in the amortization of  Grand  Gulf  1 rate deferrals is due to an increase in amortization prescribed in the Grand Gulf 1 rate phase-in plan.

Other

     Miscellaneous other income - net decreased for the first quarter of 1997 due to reduced Grand Gulf 1 carrying charges as a result of a decline in the deferral balance. Income tax expense decreased for the first quarter of 1997 because of lower pretax income.

                         ENTERGY ARKANSAS, INC.
                          STATEMENTS OF INCOME
          For the Three Months Ended March 31, 1997 and 1996
                              (Unaudited)

                                                                       1997            1996
                                                                          (In Thousands)

Operating Revenues                                                   $374,731        $383,081
                                                                     --------        --------

Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                                    66,593          65,200
     Purchased power                                                   94,734          98,625
     Nuclear refueling outage expenses                                  6,900           7,542
     Other operation and maintenance                                   85,716          83,265
  Depreciation, amortization, and decommissioning                      41,449          41,030
  Taxes other than income taxes                                         9,428           9,018
  Amortization of rate deferrals                                       39,021          36,446
                                                                     --------        --------
        Total                                                         343,841         341,126
                                                                     --------        --------

Operating Income                                                       30,890          41,955
                                                                     --------        --------

Other Income:
  Allowance for equity funds used
   during construction                                                  1,443           1,090
  Miscellaneous - net                                                   5,325           8,239
                                                                     --------        --------
        Total                                                           6,768           9,329
                                                                     --------        --------

Interest Charges:
  Interest on long-term debt                                           24,450          24,835
  Other interest - net                                                    929           1,027
  Distributions on preferred securities of subsidiary                   1,275                   -
  Allowance for borrowed funds used
   during construction                                                   (868)           (665)
                                                                     --------        --------
        Total                                                          25,786          25,197
                                                                     --------        --------

Income Before Income Taxes                                             11,872          26,087

Income Taxes                                                            2,024           6,819
                                                                     --------        --------

Net Income                                                              9,848          19,268

Preferred Stock Dividend Requirements
  and Other                                                             2,832           4,458
                                                                     --------        --------

Earnings Applicable to Common Stock                                    $7,016         $14,810
                                                                     ========        ========

See Notes to Financial Statements.

                            ENTERGY ARKANSAS, INC.
                           STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                                         1997          1996
                                                                                            (In Thousands)
Operating Activities:
  Net income                                                                             $9,848       $19,268
  Noncash items included in net income:
    Change in rate deferrals/excess capacity-net                                         40,661        35,953
    Depreciation, amortization, and decommissioning                                      41,449        41,030
    Deferred income taxes and investment tax credits                                    (21,515)      (18,102)
    Allowance for equity funds used during construction                                  (1,443)       (1,090)
  Changes in working capital:
    Receivables                                                                          61,901        24,582
    Fuel inventory                                                                        3,511         3,174
    Accounts payable                                                                    (22,825)       (3,762)
    Taxes accrued                                                                        26,040        26,025
    Interest accrued                                                                       (421)      (14,743)
    Other working capital accounts                                                       (6,349)        2,326
  Decommissioning trust contributions                                                    (4,046)       (4,140)
  Provision for estimated losses and reserves                                             3,036           529
  Other                                                                                  12,726           733
                                                                                       --------      --------
    Net cash flow provided by operating activities                                      142,573       111,783
                                                                                       --------      --------

Investing Activities:
  Construction expenditures                                                             (32,479)      (32,250)
  Allowance for equity funds used during construction                                     1,443         1,090
  Nuclear fuel purchases                                                                (35,574)      (19,081)
  Proceeds from sale/leaseback of nuclear fuel                                           35,595        18,470
                                                                                       --------      --------
    Net cash flow used in investing activities                                          (31,015)      (31,771)
                                                                                       --------      --------

Financing Activities:
  Proceeds from issuance of first mortgage bonds                                         84,490        84,256
  Retirement of first mortgage bonds                                                    (30,000)      (30,437)
  Dividends paid:
    Common stock                                                                        (26,400)            -
    Preferred stock                                                                      (5,663)       (8,917)
                                                                                       --------      --------
    Net cash flow provided by financing activities                                       22,427        44,902
                                                                                       --------      --------

Net increase in cash and cash equivalents                                               133,985       124,914

Cash and cash equivalents at beginning of period                                         43,857        11,798
                                                                                       --------      --------

Cash and cash equivalents at end of period                                             $177,842      $136,712
                                                                                       ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                                $22,208       $37,479
    Income taxes                                                                         $4,260        $6,460
  Noncash investing and financing activities:
    Acquisition of nuclear fuel                                                         $27,500             -
    Change in unrealized appreciation (depreciation) of
     decommissioning trust assets                                                          $143       ($4,363)

See Notes to Financial Statements.

                      ENTERGY ARKANSAS, INC.
                           BALANCE SHEETS
               March 31, 1997 and December 31, 1996
                            (Unaudited)

                                                                              1997              1996
                              ASSETS                                              (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                    $18,302            $5,117
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                                 29,404            17,462
        Other                                                                42,228            21,278
     Special deposits                                                        87,908                 -
                                                                         ----------        ----------
           Total cash and cash equivalents                                  177,842            43,857
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $2.3 million in 1997 and 1996)                                       55,866            71,144
    Associated companies                                                     29,034            45,303
    Other                                                                     3,557             5,862
    Accrued unbilled revenues                                                76,715           104,764
  Fuel inventory - at average cost                                           53,808            57,319
  Materials and supplies - at average cost                                   83,715            72,976
  Rate deferrals                                                            136,923           153,141
  Deferred excess capacity                                                    6,630             9,005
  Deferred nuclear refueling outage costs                                    18,552            24,534
  Prepayments and other                                                       5,838             7,491
                                                                         ----------        ----------
           Total                                                            648,480           595,396
                                                                         ----------        ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity                             11,211            11,211
  Decommissioning trust fund                                                209,944           203,274
  Other - at cost (less accumulated depreciation)                             3,858             5,058
                                                                         ----------        ----------
           Total                                                            225,013           219,543
                                                                         ----------        ----------

Utility Plant:
  Electric                                                                4,588,636         4,578,728
  Property under capital leases                                              56,977            57,869
  Construction work in progress                                              95,239            83,524
  Nuclear fuel under capital lease                                          104,206            79,103
  Nuclear fuel                                                                    -            27,500
                                                                         ----------        ----------
           Total                                                          4,845,058         4,826,724
  Less - accumulated depreciation and amortization                        2,016,518         1,976,204
                                                                         ----------        ----------
           Utility plant - net                                            2,828,540         2,850,520
                                                                         ----------        ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                           53,181            75,249
    SFAS 109 regulatory asset - net                                         245,278           244,767
    Unamortized loss on reacquired debt                                      55,772            56,664
    Other regulatory assets                                                  82,271            80,257
  Other                                                                      31,302            31,421
                                                                         ----------        ----------
           Total                                                            467,804           488,358
                                                                         ----------        ----------

           TOTAL                                                         $4,169,837        $4,153,817
                                                                         ==========        ==========
See Notes to Financial Statements.


                      ENTERGY ARKANSAS, INC.
                           BALANCE SHEETS
               March 31, 1997 and December 31, 1996
                            (Unaudited)

                                                                             1997              1996
               LIABILITIES AND SHAREHOLDERS' EQUITY                              (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                         $90,052           $32,465
  Notes payable                                                                 667               667
  Accounts payable:
    Associated companies                                                     45,912            91,205
    Other                                                                    92,557            97,589
  Customer deposits                                                          23,087            21,800
  Taxes accrued                                                              80,234            54,194
  Accumulated deferred income taxes                                          59,149            70,506
  Interest accrued                                                           27,204            27,625
  Co-owner advances                                                          29,691            33,873
  Deferred fuel cost                                                         11,331             6,955
  Obligations under capital leases                                           53,044            53,012
  Other                                                                      13,241            17,967
                                                                         ----------        ----------
           Total                                                            526,169           507,858
                                                                         ----------        ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                         777,449           785,994
  Accumulated deferred investment tax credits                               107,205           108,307
  Obligations under capital leases                                          108,139            83,940
  Other                                                                     117,804           113,998
                                                                         ----------        ----------
           Total                                                          1,110,597         1,092,239
                                                                         ----------        ----------

Long-term debt                                                            1,254,122         1,255,388
Preferred stock with sinking fund                                            40,027            40,027
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                           60,000            60,000

Shareholders' Equity:
  Preferred stock without sinking fund                                      116,350           116,350
  Common stock, $0.01 par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares                                                           470               470
  Paid-in capital                                                           590,169           590,169
  Retained earnings                                                         471,933           491,316
                                                                         ----------        ----------
           Total                                                          1,178,922         1,198,305
                                                                         ----------        ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                         $4,169,837        $4,153,817
                                                                         ==========        ==========
See Notes to Financial Statements.

                          ENTERGY ARKANSAS, INC.
                       SELECTED OPERATING RESULTS
            For the Three Months Ended March 31, 1997 and 1996


                                           Three Months Ended  Increase/
                Description                   1997      1996   (Decrease)     %
                                                   (In Millions)
Electric Operating Revenues:
  Residential                                $ 131.4   $ 132.2     ($0.8)     (1)
  Commercial                                    72.6      70.6       2.0       3
  Industrial                                    81.6      77.7       3.9       5
  Governmental                                   4.3       4.1       0.2       5
                                             -------   -------     -----
    Total retail                               289.9     284.6       5.3       2
  Sales for resale
     Associated companies                       60.8      59.8       1.0       2
     Non-associated companies                   44.2      48.8      (4.6)     (9)
  Other                                        (20.2)    (10.1)    (10.1)    100
                                             -------   -------     -----
    Total                                    $ 374.7   $ 383.1     ($8.4)     (2)
                                             =======   =======     =====
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                                  1,518     1,571       (53)     (3)
  Commercial                                   1,008       996        12       1
  Industrial                                   1,570     1,525        45       3
  Governmental                                    60        56         4       7
                                             -------   -------     -----
    Total retail                               4,156     4,148         8       -
  Sales for resale
     Associated companies                      2,974     2,654       320      12
     Non-associated companies                  1,496     1,674      (178)    (11)
                                             -------   -------     -----
    Total                                      8,626     8,476       150       2
                                             =======   =======     =====

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income increased for the first quarter of 1997 primarily due to the $174 million net of tax write-off of River Bend rate deferrals required by the adoption of SFAS 121 in the first quarter of 1996. Excluding the effect of the write-off, net income for the first quarter of 1997 would have increased approximately $10.8 million due to increased sales volume and a decrease in other operation and maintenance expenses and interest on long-term debt.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1997 and 1996 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

     The changes in electric operating revenues for the first quarter of 1997 are as follows:

            Description            Increase/(Decrease)
                                      (In Millions)

Change in base revenues                    ($16.9)
Fuel cost recovery                           22.3
Sales volume/weather                          6.5
Other revenue (including unbilled)           17.2
Sales for resale                             (7.1)
                                            -----
   Total                                    $22.0
                                            =====

      Electric operating revenues increased for the first quarter of 1997 as a result of higher fuel adjustment revenues and increased other revenue, partially offset by a reduction in base revenue. Fuel adjustment revenues, which do not affect net income, increased due to elevated fuel prices. The increase in other revenue is primarily due to an increase in unbilled revenue. Unbilled revenue increased due to increased generation in the first quarter of 1997. Base revenues decreased primarily due to rate reductions implemented for Louisiana retail customers in February 1997.

      Gas operating revenues increased for the first quarter of 1997 due to an increase in the fixed fuel factor granted by the LPSC. This increase permits recovery of previously uncollected gas revenues.

Expenses

      Operating expenses increased for the first quarter of 1997 as a result of higher fuel expenses, including purchased power, partially offset by a decrease in other operation and maintenance expenses. Purchased power increased because of higher energy requirements resulting from higher sales to non-associated utilities. Other operation and maintenance expenses decreased as a result of the receipt by Entergy Gulf States of proceeds from the sale of Cajun's share of River Bend power. See Note 1 for additional information. No such sales were made in the first quarter of 1996 due to a nuclear refueling outage at River Bend.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Other

      Other income increased for the first quarter of 1997, primarily due to the write-off of River Bend rate deferrals required by the adoption of SFAS 121 in the first quarter of 1996. Interest charges decreased due to the retirement of certain high cost long-term debt. Income taxes increased due to higher pretax income.


                         ENTERGY GULF STATES, INC.
                        STATEMENTS OF INCOME (LOSS)
           For the Three Months Ended March 31, 1997 and 1996
                               (Unaudited)

                                                                      1997            1996
                                                                          (In Thousands)
Operating Revenues:
  Electric                                                           $448,138        $426,177
  Natural gas                                                          22,101          14,876
  Steam products                                                       11,089          15,578
                                                                     --------        --------
        Total                                                         481,328         456,631
                                                                     --------        --------


Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                                       120,392         117,409
     Purchased power                                                   79,341          67,834
     Nuclear refueling outage expenses                                  2,645           2,360
     Other operation and maintenance                                   83,262          96,741
  Depreciation, amortization, and decommissioning                      52,968          51,251
  Taxes other than income taxes                                        29,207          26,334
  Amortization of rate deferrals                                       20,499          17,644
                                                                     --------        --------
        Total                                                         388,314         379,573
                                                                     --------        --------

Operating Income                                                       93,014          77,058
                                                                     --------        --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                                    725             493
  Write-off of River Bend rate deferrals                                      -      (194,498)
  Miscellaneous - net                                                   4,101           4,940
                                                                     --------        --------
        Total                                                           4,826        (189,065)
                                                                     --------        --------

Interest Charges:
  Interest on long-term debt                                           41,986          46,488
  Other interest - net                                                  2,738             950
  Distributions on preferred securities of subsidiary                   1,322               -
  Allowance for borrowed funds used
   during construction                                                   (619)           (428)
                                                                     --------        --------
        Total                                                          45,427          47,010
                                                                     --------        --------

Income (Loss) Before Income Taxes                                      52,413        (159,017)

Income Taxes                                                           19,878          (6,760)
                                                                     --------        --------

Net Income (Loss)                                                      32,535        (152,257)

Preferred Stock Dividend Requirements
  and Other                                                             8,943           7,219
                                                                     --------        --------
Earnings (Loss) Applicable to Common Stock                            $23,592       ($159,476)
                                                                     ========       =========
See Notes to Financial Statements.


                           ENTERGY GULF STATES, INC.
                           STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                                         1997          1996
                                                                                           (In Thousands)
Operating Activities:
  Net income (loss)                                                                     $32,535     ($152,257)
  Noncash items included in net income (loss):
    Write-off of River Bend rate deferrals                                                    -       194,498
    Change in rate deferrals                                                             20,275        17,644
    Depreciation, amortization, and decommissioning                                      52,968        51,251
    Deferred income taxes and investment tax credits                                      6,614        (6,812)
    Allowance for equity funds used during construction                                    (725)         (493)
  Changes in working capital:
    Receivables                                                                         (15,453)        8,020
    Fuel inventory                                                                        3,838         6,822
    Accounts payable                                                                    (19,558)         (902)
    Taxes accrued                                                                         4,981        (6,976)
    Interest accrued                                                                      7,099       (21,462)
    Deferred fuel                                                                        (3,648)      (30,733)
    Other working capital accounts                                                       12,860       (25,779)
  Decommissioning trust contributions                                                    (1,481)       (1,481)
  Provision for estimated losses and reserves                                            (2,284)        2,648
  Other                                                                                  12,638           777
                                                                                       --------      --------
    Net cash flow provided by operating activities                                      110,659        34,765
                                                                                       --------      --------

Investing Activities:
  Construction expenditures                                                             (27,932)      (36,419)
  Allowance for equity funds used during construction                                       725           493
  Nuclear fuel purchases                                                                      -       (22,188)
  Proceeds from sale/leaseback of nuclear fuel                                                -        23,375
                                                                                       --------      --------
    Net cash flow used in investing activities                                          (27,207)      (34,739)
                                                                                       --------      --------

Financing Activities:
  Proceeds from the issuance of:
    Long-term debt                                                                            -           780
    Preferred securities of subsidiary trust                                             82,323             -
  Retirement of first mortgage bonds                                                    (41,965)      (20,000)
  Redemption of preferred and preference stock                                          (89,367)       (4,204)
  Dividends paid on preferred and preference stock                                       (6,940)       (7,132)
                                                                                       --------      --------
    Net cash flow used in financing activities                                          (55,949)      (30,556)
                                                                                       --------      --------

Net increase (decrease) in cash and cash equivalents                                     27,503       (30,530)

Cash and cash equivalents at beginning of period                                        122,406       234,604
                                                                                       --------      --------

Cash and cash equivalents at end of period                                             $149,909      $204,074
                                                                                       ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                                $34,925       $66,212
    Change in unrealized appreciation of
      decommissioning trust assets                                                          $41             -

See Notes to Financial Statements.

                     ENTERGY GULF STATES, INC.
                           BALANCE SHEETS
               March 31, 1997 and December 31, 1996
                            (Unaudited)

                                                                              1997              1996
                              ASSETS                                              (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                    $18,670            $6,573
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                                 47,463            45,234
        Other                                                                83,776            70,599
                                                                         ----------        ----------
           Total cash and cash equivalents                                  149,909           122,406
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $2.0 million in 1997 and 1996)                                       97,876            87,883
    Associated companies                                                      2,179             2,777
    Other                                                                    31,475            30,758
    Accrued unbilled revenues                                                80,692            75,351
  Deferred fuel costs                                                       103,151            99,503
  Accumulated deferred income taxes                                          57,947            56,714
  Fuel inventory - at average cost                                           41,171            45,009
  Materials and supplies - at average cost                                   91,750            86,157
  Rate deferrals                                                             92,164           105,456
  Prepayments and other                                                      13,756            16,321
                                                                         ----------        ----------
           Total                                                            762,070           728,335
                                                                         ----------        ----------

Other Property and Investments:
  Decommissioning trust fund                                                 43,960            41,983
  Other - at cost (less accumulated depreciation)                            38,859            38,358
                                                                         ----------        ----------
           Total                                                             82,819            80,341
                                                                         ----------        ----------

Utility Plant:
  Electric                                                                7,137,572         7,112,021
  Natural Gas                                                                47,017            45,443
  Steam products                                                             81,743            81,743
  Property under capital leases                                              72,363            72,800
  Construction work in progress                                             106,291           112,137
  Nuclear fuel under capital lease                                           43,276            49,833
                                                                         ----------        ----------
           Total                                                          7,488,262         7,473,977
  Less - accumulated depreciation and amortization                        2,890,955         2,846,083
                                                                         ----------        ----------
           Utility plant - net                                            4,597,307         4,627,894
                                                                         ----------        ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                          107,086           120,158
    SFAS 109 regulatory asset - net                                         376,921           372,817
    Unamortized loss on reacquired debt                                      53,071            54,761
    Other regulatory assets                                                  42,919            45,139
    Long-term receivables                                                   211,524           216,082
  Other                                                                     187,450           185,921
                                                                         ----------        ----------
           Total                                                            978,971           994,878
                                                                         ----------        ----------

           TOTAL                                                         $6,421,167        $6,431,448
                                                                         ==========        ==========
See Notes to Financial Statements.


                     ENTERGY GULF STATES, INC.
                           BALANCE SHEETS
               March 31, 1997 and December 31, 1996
                            (Unaudited)

                                                                              1997              1996
               LIABILITIES AND SHAREHOLDERS' EQUITY                               (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                        $150,865          $160,865
  Accounts payable:
    Associated companies                                                     50,169            55,630
    Other                                                                    71,444            85,541
  Customer deposits                                                          26,724            25,572
  Taxes accrued                                                              41,128            36,147
  Interest accrued                                                           56,750            49,651
  Nuclear refueling reserve                                                  15,283            12,354
  Obligations under capital leases                                           39,650            39,110
  Other                                                                      29,993            18,186
                                                                         ----------        ----------
           Total                                                            482,006           483,056
                                                                         ----------        ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                       1,220,762         1,200,935
  Accumulated deferred investment tax credits                               218,289           219,188
  Obligations under capital leases                                           75,989            83,524
  Deferred River Bend finance charges                                        27,599            33,688
  Other                                                                     535,948           539,752
                                                                         ----------        ----------
           Total                                                          2,078,587         2,077,087
                                                                         ----------        ----------

Long-term debt                                                            1,883,401         1,915,346
Preferred stock with sinking fund                                            75,210            77,459
Preference stock                                                            150,000           150,000
Company - obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely junior subordinated deferrable debentures                         85,000                 -


Shareholders' Equity:
  Preferred stock without sinking fund                                       51,444           136,444
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares                                                              114,055           114,055
  Paid-in capital                                                         1,152,575         1,152,689
  Retained earnings                                                         348,889           325,312
                                                                         ----------        ----------
           Total                                                          1,666,963         1,728,500
                                                                         ----------        ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                         $6,421,167        $6,431,448
                                                                         ==========        ==========
See Notes to Financial Statements.


                          ENTERGY GULF STATES, INC.
                         SELECTED OPERATING RESULTS
            For the Three Months Ended March 31, 1997 and 1996
                                 (Unaudited)

                                           Three Months Ended  Increase/
                Description                   1997      1996   (Decrease)     %
                                                    (In Millions)
Electric Department Operating Revenues:
  Residential                                $ 133.6   $ 134.7    ($ 1.1)     (1)
  Commercial                                   105.4     102.5       2.9       3
  Industrial                                   177.9     160.6      17.3      11
  Governmental                                   8.0       7.0       1.0      14
                                             -------   -------     -----
    Total retail                               424.9     404.8      20.1       5
  Sales for resale
     Associated companies                        9.0       2.8       6.2     221
     Non-associated companies                    5.7      19.0     (13.3)    (70)
  Other                                          8.6      (0.4)      9.0    2250
                                             -------   -------     -----
    Total Electric Department                $ 448.2   $ 426.2    $ 22.0       5
                                             =======   =======    ======
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                                  1,793     1,825       (32)     (2)
  Commercial                                   1,488     1,462        26       2
  Industrial                                   4,165     3,901       264       7
  Governmental                                   115        92        23      25
                                             -------   -------     -----
    Total retail                               7,561     7,280       281       4
  Sales for resale
     Associated companies                         46        56       (10)    (18)
     Non-associated companies                    664       500       164      33
                                             -------   -------     -----
    Total Electric Department                  8,271     7,836       435       6
                                             =======   =======     =====

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Net Income

     Net income decreased for the first quarter of 1997 primarily due to a decrease in base revenues and to an increase in other operation and maintenance expenses. These factors were partially offset by a decrease in income taxes.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1997 and 1996 are discussed under "Revenues and Sales", "Expenses" , and "Other" below.

Revenues and Sales

     The changes in electric operating revenues for the first quarter of 1997 are as follows:

                                                    First Quarter
Description                                      Increase/(Decrease)
                                                     (In Millions)

Change in base revenues                                  ($5.7)
Fuel cost recovery                                        22.4
Sales volume/weather                                      (2.2)
Other revenue (including unbilled)                         4.2
Sales for resale                                          (2.5)
                                                         -----
   Total                                                 $16.2
                                                         =====

      Electric operating revenues increased for the first quarter of 1997 primarily due to higher fuel adjustment revenues, which do not affect net income. This increase was partially offset by a prior year base rate reduction ordered in the second quarter of 1996 and lower sales volume due to warmer weather in the first quarter of 1997.
Fuel adjustment revenues increased due to higher fuel prices.

Expenses

      Operating expenses increased for the first quarter of 1997 as a result of increases in fuel expenses, higher other operation and maintenance expenses, and the impact of 1996 rate deferrals, as discussed below. The increase in fuel expenses for the first quarter of 1997 is primarily the result of higher fuel prices. Other operation and maintenance expenses increased due to higher nuclear maintenance expenses. Waterford 3 property taxes recorded in 1996 were offset by the recording of the LPSC-approved rate deferral for these taxes. Depreciation expense increased due to plant additions and improvements.

Other

     Income taxes decreased due to lower pretax income.


                           ENTERGY LOUISIANA, INC.
                            STATEMENTS OF INCOME
            For the Three Months ended March 31, 1997 and 1996
                                (Unaudited)


                                                                      1997            1996
                                                                         (In Thousands)
Operating Revenues                                                   $433,983        $417,767
                                                                     --------        --------

Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                                   112,916          90,680
     Purchased power                                                   96,196         100,875
     Nuclear refueling outage expenses                                  3,975           4,000
     Other operation and maintenance                                   74,085          65,770
  Depreciation, amortization, and decommissioning                      44,371          41,741
  Taxes other than income taxes                                        18,239          19,734
  Rate deferrals                                                                       (6,859)
  Amortization of rate deferrals                                        6,321           6,660
                                                                     --------        --------
        Total                                                         356,103         322,601
                                                                     --------        --------

Operating Income                                                       77,880          95,166
                                                                     --------        --------

Other Income:
  Allowance for equity funds used
   during construction                                                    218             277
  Miscellaneous - net                                                    (641)            286
                                                                     --------        --------
        Total                                                            (423)            563
                                                                     --------        --------

Interest Charges:
  Interest on long-term debt                                           30,083          30,717
  Other interest - net                                                  1,935           2,336
  Distributions on preferred securities of subsidiary                   1,575               -
  Allowance for borrowed funds used
   during construction                                                   (378)           (408)
                                                                     --------        --------
        Total                                                          33,215          32,645
                                                                     --------        --------

Income Before Income Taxes                                             44,242          63,084

Income Taxes                                                           18,070          22,554
                                                                     --------        --------

Net Income                                                             26,172          40,530

Preferred Stock Dividend Requirements
  and Other                                                             3,592           4,915
                                                                     --------        --------

Earnings Applicable to Common Stock                                   $22,580         $35,615
                                                                     ========        ========
See Notes to Financial Statements.

                            ENTERGY LOUISIANA, INC.
                           STATEMENTS OF CASH FLOWS
              For the Three Months ended March 31, 1997 and 1996
                                  (Unaudited)


                                                                                          1997          1996
                                                                                            (In Thousands)

Operating Activities:
  Net income                                                                            $26,172       $40,530
  Noncash items included in net income:
    Change in rate deferrals                                                              2,826         6,660
    Depreciation, amortization, and decommissioning                                      44,371        41,741
    Deferred income taxes and investment tax credits                                    (17,008)       (4,169)
    Allowance for equity funds used during construction                                    (218)         (277)
  Changes in working capital:
    Receivables                                                                           2,259         6,447
    Accounts payable                                                                    (33,184)       (2,740)
    Taxes accrued                                                                        23,535        40,406
    Interest accrued                                                                    (21,862)      (17,143)
    Deferred fuel                                                                        23,843        (3,784)
    Other working capital accounts                                                       18,534        (7,543)
  Decommissioning trust contributions                                                    (4,393)       (4,393)
  Provision for estimated losses and reserves                                             2,586          (615)
  Other                                                                                   8,734        (6,382)
                                                                                       --------      --------
    Net cash flow provided by operating activities                                       76,195        88,738
                                                                                       --------      --------

Investing Activities:
  Construction expenditures                                                             (12,421)      (26,235)
  Allowance for equity funds used during construction                                       218           277
  Nuclear fuel purchases                                                                (32,685)            -
  Proceeds from sale/leaseback of nuclear fuel                                           32,685             -
                                                                                       --------      --------
    Net cash flow used in investing activities                                          (12,203)      (25,958)
                                                                                       --------      --------

Financing Activities:
  Proceeds from the issuance of first mortgage bonds                                          -       113,994
  Retirement of:
    First mortgage bonds                                                                (16,000)      (35,000)
    Other long-term debt                                                                      -           (44)
  Redemption of preferred stock                                                          (7,500)       (7,500)
  Changes in short-term borrowings - net                                                 (6,694)      (28,468)
  Dividends paid:
    Common stock                                                                        (26,900)      (14,400)
    Preferred stock                                                                      (3,490)       (5,151)
                                                                                       --------      --------
    Net cash flow (used in) provided by financing activities                            (60,584)       23,431
                                                                                       --------      --------

Net increase in cash and cash equivalents                                                 3,408        86,211

Cash and cash equivalents at beginning of period                                         23,746        34,370
                                                                                       --------      --------

Cash and cash equivalents at end of period                                              $27,154      $120,581
                                                                                       ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest - net of amount capitalized                                               $52,242       $48,455
    Change in unrealized depreciation of
        decommissioning trust assets                                                      ($321)         ($94)

See Notes to Financial Statements.

                      ENTERGY LOUISIANA, INC.
                           BALANCE SHEETS
               March 31, 1997 and December 31, 1996
                            (Unaudited)

                                                                              1997              1996
                              ASSETS                                              (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                     $4,926            $1,804
    Temporary cash investments - at cost,
      which approximates market                                              22,228            21,942
                                                                         ----------        ----------
           Total cash and cash equivalents                                   27,154            23,746
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.4 million in 1997 and 1996)                                       75,952            73,823
    Associated companies                                                     12,060            11,606
    Other                                                                     5,998             7,053
    Accrued unbilled revenues                                                60,092            63,879
  Deferred fuel costs                                                             -            18,347
  Accumulated deferred income taxes                                          15,692             1,465
  Materials and supplies - at average cost                                   87,548            78,449
  Rate deferrals                                                              2,923             5,749
  Deferred nuclear refueling outage costs                                     2,412             5,300
  Prepaid income tax                                                              -            24,651
  Prepayments and other                                                      11,712            10,234
                                                                         ----------        ----------
           Total                                                            301,543           324,302
                                                                         ----------        ----------

Other Property and Investments:
  Nonutility property                                                        22,492            22,525
  Decommissioning trust fund                                                 55,108            50,481
  Investment in subsidiary companies - at equity                             14,230            14,230
                                                                         ----------        ----------
           Total                                                             91,830            87,236
                                                                         ----------        ----------

Utility Plant:
  Electric                                                                5,005,501         4,997,456
  Property under capital leases                                             232,582           232,582
  Construction work in progress                                              52,768            56,180
  Nuclear fuel under capital lease                                           62,287            38,157
  Nuclear fuel                                                                1,506            34,191
                                                                         ----------        ----------
           Total                                                          5,354,644         5,358,566
  Less - accumulated depreciation and amortization                        1,921,269         1,881,847
                                                                         ----------        ----------
           Utility plant - net                                            3,433,375         3,476,719
                                                                         ----------        ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                                         292,910           295,836
    Unamortized loss on reacquired debt                                      36,531            37,552
    Other regulatory assets                                                  27,203            30,320
  Other                                                                      27,100            27,313
                                                                         ----------        ----------
           Total                                                            383,744           391,021
                                                                         ----------        ----------

           TOTAL                                                         $4,210,492        $4,279,278
                                                                         ==========        ==========
See Notes to Financial Statements.

                      ENTERGY LOUISIANA, INC.
                           BALANCE SHEETS
               March 31, 1997 and December 31, 1996
                            (Unaudited)

                                                                              1997              1996
               LIABILITIES AND SHAREHOLDERS' EQUITY                              (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                         $53,400           $34,275
  Notes payable - associated companies                                       24,372            31,066
  Accounts payable:
    Associated companies                                                     40,825            73,389
    Other                                                                    56,245            89,550
  Customer deposits                                                          59,974            59,070
  Taxes accrued                                                              30,925             7,390
  Interest accrued                                                           27,387            49,249
  Dividends declared                                                          3,252             3,489
  Deferred fuel costs                                                         5,496                 -
  Obligations under capital leases                                           28,000            28,000
  Other                                                                       5,609             4,940
                                                                         ----------        ----------
           Total                                                            335,485           380,418
                                                                         ----------        ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                         826,793           831,093
  Accumulated deferred investment tax credits                               138,494           139,899
  Obligations under capital leases                                           34,287            10,156
  Deferred interest - Waterford 3 lease obligation                           17,055            16,809
  Other                                                                     118,626           114,665
                                                                         ----------        ----------
           Total                                                          1,135,255         1,112,622
                                                                         ----------        ----------

Long-term debt                                                            1,338,229         1,373,233
Preferred stock with sinking fund                                            85,000            92,500
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                           70,000            70,000

Shareholders' Equity:
  Preferred stock without sinking fund                                      100,500           100,500
  Common stock, no par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares                                                    1,088,900         1,088,900
  Capital stock expense and other                                            (2,321)           (2,659)
  Retained earnings                                                          59,444            63,764
                                                                         ----------        ----------
           Total                                                          1,246,523         1,250,505
                                                                         ----------        ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                         $4,210,492        $4,279,278
                                                                         ==========        ==========
See Notes to Financial Statements.

                         ENTERGY LOUISIANA, INC.
                        SELECTED OPERATING RESULTS
            For the Three Months Ended March 31, 1997 and 1996
                               (Unaudited)

                                           Three Months Ended  Increase/
                Description                   1997      1996   (Decrease)     %
                                                   (In Millions)
Electric Operating Revenues:
  Residential                                $ 133.3   $ 135.3    ($ 2.0)     (1)
  Commercial                                    89.5      86.0       3.5       4
  Industrial                                   188.1     175.6      12.5       7
  Governmental                                   9.0       8.5       0.5       6
                                             -------   -------     -----
    Total retail                               419.9     405.4      14.5       4
  Sales for resale
     Associated companies                        0.3       0.2       0.1      50
     Non-associated companies                   11.9      14.5      (2.6)    (18)
  Other                                          1.9      (2.3)      4.2     183
                                             -------   -------     -----
    Total                                    $ 434.0   $ 417.8   $  16.2       4
                                             =======   =======   =======
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                                  1,723     1,826      (103)     (6)
  Commercial                                   1,103     1,092        11       1
  Industrial                                   4,325     4,213       112       3
  Governmental                                   119       115         4       3
                                             -------   -------     -----
    Total retail                               7,270     7,246        24     -
  Sales for resale
     Associated companies                          7         3         4     133
     Non-associated companies                    140       233       (93)    (40)
                                             -------   -------     -----
    Total                                      7,417     7,482       (65)     (1)
                                             =======   =======     =====

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Net Income

      Net income decreased for the first quarter of 1997 as a result of an increase in other operation and maintenance expenses partially offset by a decrease in income tax expense.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1997 and 1996 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

     The changes in electric operating revenues for the first quarter of 1997 are as follows:
                                          First Quarter
Description                             Increase/(Decrease)
                                          (In Millions)

Change in base revenues                       ($0.3)
Grand Gulf rate rider                          (5.9)
Fuel cost recovery                              8.1
Sales volume/weather                              -
Other revenue (including unbilled)             (2.7)
Sales for resale                               (2.8)
                                              -----
   Total                                      ($3.6)
                                              =====

      Electric operating revenues decreased for the first quarter of 1997, due to decreases in the Grand Gulf 1 rate rider revenues and sales for resale, which do not affect net income. These decreases were partially offset by an increase in the fuel adjustment revenues, which also have no impact on net income. In connection with an annual MPSC review, in October 1996, Entergy Mississippi's Grand Gulf 1 rate rider was decreased based on the estimate of costs over the next year. Therefore, Grand Gulf 1 rate rider revenues for the first quarter of 1997 were lower than revenues for the same period in 1996. Sales for resale, specifically sales to associated companies, decreased primarily due to changes in the generation requirements and availability among the domestic utility companies. Fuel adjustment clause revenues increased due to higher fuel costs, as discussed below.

Expenses

      Operating expenses increased for the first quarter of 1997 due to increases in fuel, purchased power, and other operation and maintenance expenses. Fuel and purchased power expenses increased as a result of higher fuel costs for the first quarter of 1997. The increase in other operation and maintenance expenses was partially due to the settlement of an injury claim. Higher contract work and materials and supplies expenses in the first quarter of 1997 also contributed to the increase in other operation and maintenance expense.

      Rate deferrals reducing operating expenses in 1996 and 1997 represent the deferral of Entergy Mississippi's portion of the proposed System Energy rate increase. See Note 2 for a further discussion.

Other

      Income tax expense for the first quarter of 1997 decreased because of lower pretax income.




                         ENTERGY MISSISSIPPI, INC.
                           STATEMENTS OF INCOME
               For the Three Months Ended March 31, 1997 and 1996
                                (Unaudited)

                                                                       1997            1996
                                                                          (In Thousands)
Operating Revenues                                                   $200,328        $203,902
                                                                     --------        --------

Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                                    40,023          39,746
     Purchased power                                                   70,359          67,312
     Other operation and maintenance                                   30,020          27,649
  Depreciation and amortization                                        10,699          10,027
  Taxes other than income taxes                                        10,336           9,585
  Rate deferrals                                                       (7,614)         (7,151)
  Amortization of rate deferrals                                       23,811          26,264
                                                                     --------        --------
        Total                                                         177,634         173,432
                                                                     --------        --------

Operating Income                                                       22,694          30,470
                                                                     --------        --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                                    286             273
  Miscellaneous - net                                                    (312)            (78)
                                                                     --------        --------
        Total                                                             (26)            195
                                                                     --------        --------

Interest Charges:
  Interest on long-term debt                                           10,623          11,039
  Other interest - net                                                  1,336             940
  Allowance for borrowed funds used
   during construction                                                   (231)           (224)
                                                                     --------        --------
        Total                                                          11,728          11,755
                                                                     --------        --------

Income Before Income Taxes                                             10,940          18,910

Income Taxes                                                            2,588           5,986
                                                                     --------        --------

Net Income                                                              8,352          12,924

Preferred Stock Dividend Requirements
  and Other                                                             1,115           1,248
                                                                     --------        --------

Earnings Applicable to Common Stock                                    $7,237         $11,676
                                                                     ========        ========

See Notes to Financial Statements.


                           ENTERGY MISSISSIPPI, INC.
                           STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                                         1997          1996
                                                                                           (In Thousands)
Operating Activities:
  Net income                                                                             $8,352       $12,924
  Noncash items included in net income:
    Change in rate deferrals                                                             35,710        31,475
    Depreciation and amortization                                                        10,699        10,027
    Deferred income taxes and investment tax credits                                     (6,269)       (7,907)
    Allowance for equity funds used during construction                                    (286)         (273)
  Changes in working capital:
    Receivables                                                                          23,627         4,269
    Fuel inventory                                                                          963         1,055
    Accounts payable                                                                     (7,461)        4,350
    Taxes accrued                                                                        (7,668)      (10,253)
    Interest accrued                                                                     (4,197)       (9,419)
    Other working capital accounts                                                           95         4,977
  Change in other regulatory assets                                                     (18,506)      (12,428)
  Other                                                                                    (231)          927
                                                                                       --------      --------
    Net cash flow provided by operating activities                                       35,684        29,724
                                                                                       --------      --------

Investing Activities:
  Construction expenditures                                                             (10,468)      (19,297)
  Allowance for equity funds used during construction                                       286           273
                                                                                       --------      --------
    Net cash flow used in investing activities                                          (10,182)      (19,024)
                                                                                       --------      --------

Financing Activities:
  Retirement of first mortgage bonds                                                          -       (25,000)
  Redemption of preferred stock                                                          (7,000)       (8,000)
  Changes in short-term borrowings - net                                                (11,141)       17,436
  Dividends paid:
    Common stock                                                                         (9,200)       (7,700)
    Preferred stock                                                                      (1,128)       (1,392)
                                                                                       --------      --------
    Net cash flow used in financing activities                                          (28,469)      (24,656)
                                                                                       --------      --------

Net decrease in cash and cash equivalents                                                (2,967)      (13,956)

Cash and cash equivalents at beginning of period                                          9,498        16,945
                                                                                       --------      --------

Cash and cash equivalents at end of period                                               $6,531        $2,989
                                                                                       ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                                $15,620       $20,860
    Income taxes                                                                              -        $4,932

See Notes to Financial Statements.


                     ENTERGY MISSISSIPPI, INC.
                           BALANCE SHEETS
               March 31, 1997 and December 31, 1996
                            (Unaudited)

                                                                              1997              1996
                              ASSETS                                              (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                     $6,531            $2,384
    Special deposits                                                              -             7,114
                                                                         ----------        ----------
           Total cash and cash equivalents                                    6,531             9,498
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.4 million in 1997 and 1996)                                       34,510            44,809
    Associated companies                                                      1,905             4,382
    Other                                                                     1,033             2,014
    Accrued unbilled revenues                                                39,513            49,383
  Fuel inventory - at average cost                                            5,698             6,661
  Materials and supplies - at average cost                                   21,408            17,567
  Rate deferrals                                                            141,656           142,504
  Prepayments and other                                                       5,125             7,434
                                                                         ----------        ----------
           Total                                                            257,379           284,252
                                                                         ----------        ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity                              5,531             5,531
  Other - at cost (less accumulated depreciation)                             7,886             7,923
                                                                         ----------        ----------
           Total                                                             13,417            13,454
                                                                         ----------        ----------

Utility Plant:
  Electric                                                                1,638,705         1,633,484
  Construction work in progress                                              48,831            47,373
                                                                         ----------        ----------
           Total                                                          1,687,536         1,680,857
  Less - accumulated depreciation and amortization                          642,726           635,754
                                                                         ----------        ----------
           Utility plant - net                                            1,044,810         1,045,103
                                                                         ----------        ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                           69,726           104,588
    SFAS 109 regulatory asset - net                                          14,819            11,813
    Unamortized loss on reacquired debt                                       9,042             9,254
    Other regulatory assets                                                  64,815            46,309
  Other                                                                       6,628             6,693
                                                                         ----------        ----------
           Total                                                            165,030           178,657
                                                                         ----------        ----------

           TOTAL                                                         $1,480,636        $1,521,466
                                                                         ==========        ==========
See Notes to Financial Statements.

                     ENTERGY MISSISSIPPI, INC.
                           BALANCE SHEETS
               March 31, 1997 and December 31, 1996
                            (Unaudited)

                                                                             1997              1996
               LIABILITIES AND SHAREHOLDERS' EQUITY                              (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                         $96,015           $96,015
  Notes payable - associated companies                                       39,112            50,253
  Accounts payable:
    Associated companies                                                     32,164            32,878
    Other                                                                    16,954            23,701
  Customer deposits                                                          26,690            26,258
  Taxes accrued                                                              18,814            26,482
  Accumulated deferred income taxes                                          58,309            58,634
  Interest accrued                                                           16,712            20,909
  Other                                                                       5,002             3,065
                                                                         ----------        ----------
           Total                                                            309,772           338,195
                                                                         ----------        ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                         246,960           249,522
  Accumulated deferred investment tax credits                                25,045            25,422
  Other                                                                      18,794            19,445
                                                                         ----------        ----------
           Total                                                            290,799           294,389
                                                                         ----------        ----------

Long-term debt                                                              399,100           399,054
Preferred stock with sinking fund                                                 -             7,000

Shareholders' Equity:
  Preferred stock without sinking fund                                       57,881            57,881
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares                                                        199,326           199,326
  Capital stock expense and other                                               (42)             (143)
  Retained earnings                                                         223,800           225,764
                                                                         ----------        ----------
           Total                                                            480,965           482,828
                                                                         ----------        ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                         $1,480,636        $1,521,466
                                                                         ==========        ==========
See Notes to Financial Statements.

                         ENTERGY MISSISSIPPI, INC.
                        SELECTED OPERATING RESULTS
            For the Three Months Ended March 31, 1997 and 1996
                              (Unaudited)

                                           Three Months Ended  Increase/
                Description                   1997      1996   (Decrease)     %
                                                    (In Millions)
Electric Operating Revenues:
  Residential                                 $ 75.2    $ 77.5    ($ 2.3)     (3)
  Commercial                                    64.5      62.3       2.2       4
  Industrial                                    43.0      40.8       2.2       5
  Governmental                                   6.7       6.9      (0.2)     (3)
                                             -------   -------     -----
    Total retail                               189.4     187.5       1.9       1
  Sales for resale
     Associated companies                       11.0      13.6      (2.6)    (19)
     Non-associated companies                    5.1       5.3      (0.2)     (4)
  Other                                         (5.2)     (2.5)     (2.7)   (108)
                                             -------   -------     -----
    Total                                    $ 200.3   $ 203.9    ($ 3.6)     (2)
                                             =======   =======    ======
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                                    991     1,055       (64)     (6)
  Commercial                                     819       777        42       5
  Industrial                                     723       694        29       4
  Governmental                                    80        81        (1)     (1)
                                             -------   -------     -----
    Total retail                               2,613     2,607         6     -
  Sales for resale
     Associated companies                        197       269       (72)    (27)
     Non-associated companies                    102       116       (14)    (12)
                                             -------   -------     -----
    Total                                      2,912     2,992       (80)     (3)
                                             =======   =======     =====

                       ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Net Income

      Net income decreased for the first quarter of 1997 as a result of reduced natural gas sales, partially offset by reduced income taxes.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1997 and 1996 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

     The changes in electric operating revenues for the first quarter of 1997 are as follows:

                                            First Quarter
Description                              Increase/(Decrease)
                                            (In Millions)

Change in base revenues                         ($1.0)
Fuel cost recovery                                6.3
Sales volume/weather                              0.3
Other revenue (including unbilled)                0.1
Sales for resale                                 (0.8)
                                                 ----
   Total                                         $4.9
                                                 ====

      Electric operating revenues increased for the first quarter of 1997 due to an increase in fuel adjustment revenues, which do not affect net income. Fuel adjustment revenues increased due to elevated fuel prices during the period for which fuel revenues were billed.

      Gas operating revenues decreased for the first quarter of 1997 due to a lower unit purchase price for gas purchased for resale and due to a reduction in sales. Milder weather in the first quarter of 1997 is primarily responsible the reduction in sales.

Expenses

      Operating expenses increased for the first quarter of 1997 due to increased taxes other than income taxes and increased amortization of rate deferrals. Taxes other than income taxes increased due to higher franchise taxes resulting from a December 1996 Council order increasing Entergy New Orleans' annual franchise fee from 2.5% to 5% of gross revenues. The increase in amortization of rate deferrals in the first quarter of 1997 is primarily a result of increased over-recovery of Grand Gulf 1 related costs in 1997 compared to 1996.

Other

      Income tax expense decreased for the first quarter of 1997 due to lower pretax income.



                         ENTERGY NEW ORLEANS, INC.
                           STATEMENTS OF INCOME
            For the Three Months Ended March 31, 1997 and 1996
                                (Unaudited)

                                                                       1997            1996
                                                                         (In Thousands)
Operating Revenues:
  Electric                                                            $89,561         $84,683
  Natural gas                                                          35,395          42,597
                                                                     --------        --------
        Total                                                         124,956         127,280
                                                                     --------        --------


Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                                        42,782          41,436
     Purchased power                                                   36,582          38,739
     Other operation and maintenance                                   15,255          16,424
  Depreciation and amortization                                         5,193           4,971
  Taxes other than income taxes                                         8,886           6,863
  Rate deferrals                                                       (1,961)         (1,401)
  Amortization of rate deferrals                                        9,464           4,496
                                                                     --------        --------
        Total                                                         116,201         111,528
                                                                     --------        --------

Operating Income                                                        8,755          15,752
                                                                     --------        --------

Other Income:
  Allowance for equity funds used
   during construction                                                     80              74
  Miscellaneous - net                                                      31             774
                                                                     --------        --------
        Total                                                             111             848
                                                                     --------        --------

Interest Charges:
  Interest on long-term debt                                            3,623           4,059
  Other interest - net                                                    291             282
  Allowance for borrowed funds used
   during construction                                                    (63)            (59)
                                                                     --------        --------
        Total                                                           3,851           4,282
                                                                     --------        --------

Income Before Income Taxes                                              5,015          12,318

Income Taxes                                                            2,197           4,283
                                                                     --------        --------

Net Income                                                              2,818           8,035

Preferred Stock Dividend Requirements
  and Other                                                               241             241
                                                                     --------        --------

Earnings Applicable to Common Stock                                    $2,577          $7,794
                                                                     ========        ========

See Notes to Financial Statements.

                           ENTERGY NEW ORLEANS, INC.
                           STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                                          1997          1996
                                                                                            (In Thousands)
Operating Activities:
  Net income                                                                             $2,818        $8,035
  Noncash items included in net income:
    Change in rate deferrals                                                              7,848         7,565
    Depreciation and amortization                                                         5,193         4,971
    Deferred income taxes and investment tax credits                                     (3,654)        2,270
    Allowance for equity funds used during construction                                     (80)          (74)
  Changes in working capital:
    Receivables                                                                           6,890         5,675
    Accounts payable                                                                     (2,210)       (5,397)
    Taxes accrued                                                                         7,052         2,584
    Interest accrued                                                                     (2,602)       (2,917)
    Other working capital accounts                                                      (10,556)      (18,263)
  Other                                                                                   1,896        (7,339)
                                                                                       --------       -------
    Net cash flow provided by (used in) operating activities                             12,595        (2,890)
                                                                                       --------       -------

Investing Activities:
  Construction expenditures                                                                (684)       (7,919)
  Allowance for equity funds used during construction                                        80            74
                                                                                       --------       -------
    Net cash flow used in investing activities                                             (604)       (7,845)
                                                                                       --------       -------

Financing Activities:
  Proceeds from the issuance of general and refunding mortgage bonds                          -        39,608
  Retirement of first mortgage bonds                                                          -       (23,250)
  Dividends paid:
    Common stock                                                                         (2,800)       (3,300)
    Preferred stock                                                                        (482)         (482)
                                                                                       --------       -------
   Net cash flow (used in) provided by financing activities                              (3,282)       12,576
                                                                                       --------       -------

Net increase in cash and cash equivalents                                                 8,709         1,841

Cash and cash equivalents at beginning of period                                         17,510        49,746
                                                                                       --------       -------

Cash and cash equivalents at end of period                                              $26,219       $51,587
                                                                                       ========       =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                                 $6,360        $7,054

See Notes to Financial Statements.

                     ENTERGY NEW ORLEANS, INC.
                           BALANCE SHEETS
               March 31, 1997 and December 31, 1996
                            (Unaudited)

                                                                              1997              1996
                              ASSETS                                              (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                     $3,366            $1,015
    Temporary cash investments - at cost,
      which approximates market:
       Associated companies                                                   3,558             7,435
       Other                                                                  5,111             9,060
     Special deposits                                                        14,184                 -
                                                                           --------          --------
           Total cash and cash equivalents                                   26,219            17,510
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $0.7 million in 1997 and 1996)                                       23,971            27,430
    Associated companies                                                      1,264               714
    Other                                                                     2,826             1,764
    Accrued unbilled revenues                                                12,021            17,064
  Deferred electric fuel and resale gas costs                                 7,399             7,290
  Materials and supplies - at average cost                                   12,913             9,904
  Rate deferrals                                                             37,818            37,692
  Prepayments and other                                                      11,542             7,157
                                                                           --------          --------
           Total                                                            135,973           126,525
                                                                           --------          --------

Other Property and Investments:
  Investment in subsidiary companies - at equity                              3,259             3,259
                                                                           --------          --------

Utility Plant:
  Electric                                                                  507,265           503,061
  Natural gas                                                               128,076           122,700
  Construction work in progress                                               8,784            18,247
                                                                           --------          --------
           Total                                                            644,125           644,008
  Less - accumulated depreciation and amortization                          352,390           347,790
                                                                           --------          --------
           Utility plant - net                                              291,735           296,218
                                                                           --------          --------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                           91,524            99,498
    SFAS 109 regulatory asset - net                                           5,276             6,051
    Unamortized loss on reacquired debt                                       1,583             1,647
    Other regulatory assets                                                  17,976            15,908
  Other                                                                         806               890
                                                                           --------          --------
           Total                                                            117,165           123,994
                                                                           --------          --------

           TOTAL                                                           $548,132          $549,996
                                                                           ========          ========
See Notes to Financial Statements.

                     ENTERGY NEW ORLEANS, INC.
                           BALANCE SHEETS
               March 31, 1997 and December 31, 1996
                            (Unaudited)

                                                                              1997              1996
               LIABILITIES AND SHAREHOLDERS' EQUITY                             (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                         $12,000           $12,000
  Accounts payable:
    Associated companies                                                     14,824            18,757
    Other                                                                    15,853            14,130
  Customer deposits                                                          19,067            18,974
  Taxes accrued                                                               8,256             1,204
  Accumulated deferred income taxes                                           3,429             5,584
  Interest accrued                                                            2,723             5,325
  Provision for rate refund                                                  16,274            19,465
  Other                                                                       1,566             1,521
                                                                           --------          --------
           Total                                                             93,992            96,960
                                                                           --------          --------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                          70,621            72,895
  Accumulated deferred investment tax credits                                 7,837             7,984
  Accumulated provision for property insurance                               15,666            15,666
  Other                                                                      28,444            24,713
                                                                           --------          --------
           Total                                                            122,568           121,258
                                                                           --------          --------

Long-term debt                                                              168,904           168,888

Shareholders' Equity:
  Preferred stock without sinking fund                                       19,780            19,780
  Common Shareholder's Equity:
   Common stock, $4 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares                                                         33,744            33,744
  Paid-in capital                                                            36,294            36,294
  Retained earnings subsequent to the elimination of
     the accumulated deficit on November 30, 1988                            72,850            73,072
                                                                           --------          --------
           Total                                                            162,668           162,890
                                                                           --------          --------


Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                           $548,132          $549,996
                                                                           ========          ========
See Notes to Financial Statements.

                         ENTERGY NEW ORLEANS, INC.
                        SELECTED OPERATING RESULTS
          For the Three Months Ended March 31, 1997 and 1996
                                (Unaudited)


                                           Three Months Ended  Increase/
                Description                   1997      1996   (Decrease)     %
                                                   (In Millions)
Electric Operating Revenues:
  Residential                                 $ 28.7    $ 31.7    ($ 3.0)     (9)
  Commercial                                    36.3      33.2       3.1       9
  Industrial                                     6.2       5.6       0.6      11
  Governmental                                  13.6      12.2       1.4      11
                                             -------   -------     -----
    Total retail                                84.8      82.7       2.1       3
  Sales for resale
     Associated companies                        1.9       1.9       0.0     -
     Non-associated companies                    1.7       2.5      (0.8)    (32)
  Other                                          1.2      (2.4)      3.6    (150)
                                             -------   -------     -----
    Total                                     $ 89.6    $ 84.7     $ 4.9       6
                                             =======   =======     =====
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                                    374       391       (17)     (4)
  Commercial                                     478       465        13       3
  Industrial                                     114       111         3       3
  Governmental                                   221       212         9       4
                                             -------   -------     -----
    Total retail                               1,187     1,179         8       1
  Sales for resale
     Associated companies                         47        45         2       4
     Non-associated companies                     23        52       (29)    (56)
                                             -------   -------     -----
    Total                                      1,257     1,276       (19)     (1)
                                             =======   =======     =====

                    SYSTEM ENERGY RESOURCES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income increased slightly for the first quarter of 1997 as compared to the same period in 1996 primarily as a result of lower interest charges, partially offset by increased nuclear refueling outage expenses and depreciation, amortization and decommissioning expenses.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1997 and 1996 are discussed under "Revenues," "Expenses," and "Other" below.

Revenues

     Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf 1. Operating revenues remained relatively unchanged for the first quarter of 1997.

Expenses

      Operating expenses increased for the first quarter of 1997 due to higher nuclear refueling outage expenses and higher depreciation, amortization, and decommissioning expenses. Nuclear refueling outage expenses increased due to costs that were deferred from the November 1996 outage, which are now being amortized over an 18 month period beginning December 1996. In the majority of 1996, such costs were expensed as incurred. The increase in depreciation, amortization, and decommissioning expense is due to the recognition of additional depreciation associated with the sale and leaseback in 1989 of a portion of Grand Gulf 1, in accordance with regulatory approval.

Other

      Interest charges decreased for the first quarter of 1997 due to the refinancing of higher cost long-term debt in 1996. Income taxes decreased due to lower pretax income.


                      SYSTEM ENERGY RESOURCES, INC.
                          STATEMENTS OF INCOME
            For the Three Months Ended March 31, 1997 and 1996
                               (Unaudited)

                                                                      1997            1996
                                                                         (In Thousands)

Operating Revenues                                                   $155,662        $156,424
                                                                     --------        --------

Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                                    12,017          12,840
     Nuclear refueling outage expenses                                  3,717             308
     Other operation and maintenance                                   20,390          21,433
  Depreciation, amortization, and decommissioning                      38,797          31,999
  Taxes other than income taxes                                         6,425           6,906
                                                                     --------        --------
        Total                                                          81,346          73,486
                                                                     --------        --------

Operating Income                                                       74,316          82,938
                                                                     --------        --------

Other Income:
  Allowance for equity funds used
   during construction                                                    280             350
  Miscellaneous - net                                                   1,323             839
                                                                     --------        --------
        Total                                                           1,603           1,189
                                                                     --------        --------

Interest Charges:
  Interest on long-term debt                                           30,758          37,953
  Other interest - net                                                  1,782           1,991
  Allowance for borrowed funds used
   during construction                                                   (279)           (354)
                                                                     --------        --------
        Total                                                          32,261          39,590
                                                                     --------        --------

Income Before Income Taxes                                             43,658          44,537

Income Taxes                                                           19,313          21,007
                                                                     --------        --------

Net Income                                                            $24,345         $23,530
                                                                     ========        ========

See Notes to Financial Statements.

                         SYSTEM ENERGY RESOURCES, INC.
                           STATEMENTS OF CASH FLOWS
              For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                                                          1997          1996
                                                                                           (In Thousands)
Operating Activities:
  Net income                                                                            $24,345       $23,530
  Noncash items included in net income:
    Depreciation, amortization, and decommissioning                                      38,797        31,999
    Deferred income taxes and investment tax credits                                    (11,568)       (8,897)
    Allowance for equity funds used during construction                                    (280)         (350)
  Changes in working capital:
    Receivables                                                                          (2,294)       (2,870)
    Accounts payable                                                                     (2,241)       17,326
    Taxes accrued                                                                        15,587        13,735
    Interest accrued                                                                     (2,171)      (10,825)
    Other working capital accounts                                                         (220)       (4,711)
  Decommissioning trust contributions                                                    (1,579)       (2,131)
  FERC Settlement - refund obligation                                                    (1,082)         (956)
  Provision for estimated losses and reserves                                            12,808        13,954
  Other                                                                                    (263)       (2,137)
                                                                                       --------      --------
    Net cash flow provided by operating activities                                       69,839        67,667
                                                                                       --------      --------

Investing Activities:
  Construction expenditures                                                              (1,699)       (1,384)
  Allowance for equity funds used during construction                                       280           350
  Nuclear fuel purchases                                                                    (39)         (733)
  Proceeds from sale/leaseback of nuclear fuel                                               39             -
                                                                                       --------      --------
    Net cash flow used in investing activities                                           (1,419)       (1,767)
                                                                                       --------      --------

Financing Activities:
  Proceeds from the issuance of long term debt                                                -        89,192
  Retirement of long term debt                                                                -       (92,700)
  Changes in short-term borrowings - net                                                      -        (2,990)
  Common stock dividends paid                                                           (37,100)      (23,300)
                                                                                       --------      --------
    Net cash flow used in financing activities                                          (37,100)      (29,798)
                                                                                       --------      --------

Net  increase in cash and cash equivalents                                               31,320        36,102

Cash and cash equivalents at beginning of period                                         92,315           240
                                                                                       --------      --------

Cash and cash equivalents at end of period                                             $123,635       $36,342
                                                                                       ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                                $32,398       $48,911
    Income taxes                                                                              -        $1,500
  Noncash investing and financing activities:
    Change in unrealized appreciation (depreciation) of
    decommissioning trust assets                                                          ($982)         $192

See Notes to Financial Statements.

                   SYSTEM ENERGY RESOURCES, INC.
                           BALANCE SHEETS
               March 31, 1997 and December 31, 1996
                            (Unaudited)

                                                                             1997              1996
                              ASSETS                                               (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                      $ -                 $26
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                                 50,750            41,600
        Other                                                                72,885            50,689
                                                                         ----------        ----------
           Total cash and cash equivalents                                  123,635            92,315
  Accounts receivable:
    Associated companies                                                     74,455            71,337
    Other                                                                     1,698             2,522
  Materials and supplies - at average cost                                   66,823            66,302
  Deferred nuclear refueling outage costs                                    20,772            24,005
  Prepayments and other                                                       7,644             4,929
                                                                         ----------        ----------
           Total                                                            295,027           261,410
                                                                         ----------        ----------

Other Property and Investments:
  Decommissioning trust fund                                                 66,922            62,223
                                                                         ----------        ----------

Utility Plant:
  Electric                                                                2,994,191         2,994,445
  Electric plant under leases                                               447,663           447,409
  Construction work in progress                                              43,061            41,362
  Nuclear fuel under capital lease                                           74,719            83,558
                                                                         ----------        ----------
           Total                                                          3,559,634         3,566,774
  Less - accumulated depreciation and amortization                        1,003,292           974,472
                                                                         ----------        ----------
           Utility plant - net                                            2,556,342         2,592,302
                                                                         ----------        ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                                         259,385           264,758
    Unamortized loss on reacquired debt                                      56,185            57,785
    Other regulatory assets                                                 201,156           207,214
  Other                                                                      15,387            15,601
                                                                         ----------        ----------
           Total                                                            532,113           545,358
                                                                         ----------        ----------

           TOTAL                                                         $3,450,404        $3,461,293
                                                                         ==========        ==========
See Notes to Financial Statements.

                   SYSTEM ENERGY RESOURCES, INC.
                           BALANCE SHEETS
               March 31, 1997 and December 31, 1996
                            (Unaudited)

                                                                              1997              1996
               LIABILITIES AND SHAREHOLDER'S EQUITY                              (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                         $10,000           $10,000
  Accounts payable:
    Associated companies                                                     25,330            18,245
    Other                                                                     9,510            18,836
  Taxes accrued                                                              83,410            67,823
  Interest accrued                                                           32,024            34,195
  Obligations under capital leases                                           28,000            28,000
  Other                                                                       2,089             2,306
                                                                         ----------        ----------
           Total                                                            190,363           179,405
                                                                         ----------        ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                         606,908           624,020
  Accumulated deferred investment tax credits                               102,778           103,647
  Obligations under capital leases                                           46,719            55,558
  FERC Settlement - refund obligation                                        51,757            52,839
  Other                                                                     184,227           165,517
                                                                         ----------        ----------
           Total                                                            992,389         1,001,581
                                                                         ----------        ----------

Long-term debt                                                            1,418,969         1,418,869

Common Shareholder's Equity:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares                                                          789,350           789,350
  Retained earnings                                                          59,333            72,088
                                                                         ----------        ----------
           Total                                                            848,683           861,438
                                                                         ----------        ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                         $3,450,404        $3,461,293
                                                                         ==========        ==========
See Notes to Financial Statements.

                ENTERGY CORPORATION AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES

Cajun - River Bend  (Entergy Corporation and Entergy Gulf States)

      Entergy Gulf States and Cajun, respectively, own 70% and 30% undivided interests in River Bend (operated by Entergy Gulf States), and 42% and 58% undivided interests in Big Cajun 2, Unit 3 (operated by Cajun). These relationships have spawned a number of long-standing disputes and claims between the parties. An agreement setting forth terms for the resolution of all such disputes has been reached by Entergy Gulf States, the Cajun bankruptcy trustee, and the RUS, and was approved by the United States District Court for the Middle District of Louisiana (District Court) on August 26, 1996 (Cajun Settlement). On September 6, 1996, the Committee of Unsecured Creditors in the Cajun bankruptcy proceeding filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit (Fifth Circuit), objecting that the order approving the settlement was separate from the approval of a plan of reorganization and, therefore, improper. The Cajun Settlement is subject to this appeal and approvals by the appropriate regulatory agencies. Entergy Gulf States has made filings with the FERC and the SEC seeking approval for the transfer of certain Cajun transmission assets to Entergy Gulf States. Management believes that it is probable that the Cajun Settlement will ultimately be approved and consummated. On December 16, 1996, the Bankruptcy Court began hearings on the balloting and the plan that will be adopted. See Note 9 of the Form 10-K for additional information regarding the Cajun litigation, Cajun's bankruptcy proceedings, and related filings.

      The terms of the Cajun Settlement include, but are not limited to, the following: (i) Cajun's interest in River Bend will be turned over to the RUS, which will have the option to retain the interest, sell it to a third party, or transfer it to Entergy Gulf States at no cost; (ii) Cajun will set aside a total of $125 million for its share of the decommissioning costs of River Bend; (iii) Cajun will transfer certain transmission assets to Entergy Gulf States; (iv) Cajun and Entergy Gulf States will settle transmission disputes and release each other from claims for payment under transmission arrangements, as discussed under "Cajun - Transmission Service" below; (v) all funds paid by Entergy Gulf States into the registry of the District
Court will be returned to Entergy Gulf States; (vi) Cajun will be released from its unpaid past, present, and future liability for River Bend costs and expenses; and (vii) all litigation between Cajun and Entergy Gulf States will be dismissed. Based on the District Court's approval of the Cajun Settlement, the litigation accrual established in 1994 for possible losses associated with the Cajun-River Bend litigation was reversed in September 1996.

      Cajun has not paid its full share of capital costs, operating and maintenance expenses, and other costs for repairs and improvements to River Bend since 1992. Cajun's unpaid portion of River Bend operating and maintenance expenses (including nuclear fuel) and capital costs for the first quarter of 1997 was approximately $12.4 million. The cumulative cost to Entergy Gulf States resulting from Cajun's failure to pay its full share of River Bend-related costs, reduced by the proceeds from the sale by Entergy Gulf States of Cajun's share of River Bend power and payments into the registry of the District Court for Entergy Gulf States' portion of expenses for Big Cajun 2, Unit 3, was $6.0 million as of March 31, 1997. Cajun's unpaid portion of the River Bend related costs is reflected in long-term receivables which is substantially reserved for in other deferred credits. As discussed above, the Cajun Settlement will conclude all disputes regarding the non-payment by Cajun of River Bend operating and maintenance expenses. Cajun continues to pay its share of decommissioning costs for River Bend.

      The RUS entered into an agreement as of February 11, 1997 for the sale of Cajun's 30% interest in River Bend to PECO Energy Company
(PECO) pursuant to authorization granted in the Bankruptcy Court Order of August 26, 1996. Under the terms of this agreement, the RUS may accept proposals from other parties, and PECO has the option to terminate. To accomplish the sale of the assets, the Cajun bankruptcy trustee has filed a motion to sell the Cajun River Bend interest, which motion also seeks an order extending the time by which the Cajun Settlement must be consummated from June 1, 1997 to December 31, 1997. The RUS and Entergy Gulf States have consented to the motion. The motion is set for hearing on May 29, 1997 before the Bankruptcy Court.

Cajun  - Transmission Service  (Entergy Corporation and Entergy  Gulf
States)

      Entergy Gulf States and Cajun are parties to FERC proceedings relating to transmission service charge disputes. As a result of the proposed Cajun Settlement, the FERC has dismissed or placed in abeyance various proceedings pending before it, to which Cajun or the Cajun Trustee are parties, that would be resolved by the Cajun Settlement. See Note 9 in the Form 10-K for additional information regarding these FERC proceedings and FERC orders issued as a result of such proceedings.

      Under Entergy Gulf States' interpretation of a 1992 FERC order, as modified by FERC's orders issued on August 3, 1995, and October 2, 1995, and as agreed to by the Cajun bankruptcy trustee, Cajun would owe Entergy Gulf States approximately $71.6 million as of March 31, 1997. Entergy Gulf States further estimates that if it were to prevail in its May 1992 motion for rehearing and on certain other issues decided adversely to Entergy Gulf States in the February 1995, August 1995, and October 1995 FERC orders, which Entergy Gulf States has appealed, Cajun would owe Entergy Gulf States approximately $160.5 million as of March 31, 1997. If Cajun were to prevail in its May 1992 motion for rehearing to FERC, and if Entergy Gulf States were not to prevail in its May 1992 motion for rehearing to FERC, and if Cajun were to prevail in appealing FERC's August and October 1995 orders, Entergy Gulf States estimates it would owe Cajun approximately $114.1 million as of March 31, 1997. The above amounts are exclusive of a $7.3 million payment by Cajun on December 31, 1990, which the parties agreed to apply to the disputed transmission service charges. Pending FERC's ruling on the May 1992 motions for rehearing, Entergy Gulf States has continued to bill Cajun utilizing the historical billing methodology and has recorded underpaid transmission charges, including interest, in the amount of $145.8 million as of March 31, 1997. This amount is reflected in long-term receivables with an offsetting reserve in other deferred credits. FERC has determined that the collection of the pre-petition debt of Cajun is an issue properly decided in the bankruptcy proceeding.
Refer  to  "Cajun - River Bend" above for a discussion of  the  Cajun
Settlement.

Cajun - Coal Contracts  (Entergy Corporation and Entergy Gulf States)

      On January 13, 1997, Entergy Gulf States filed a declaratory judgment action in the U.S. Bankruptcy Court where the Cajun bankruptcy is pending, seeking a ruling that Entergy Gulf States would not be liable for damages to certain coal suppliers for Big
Cajun II, Unit 3, if the Cajun bankruptcy trustee were to reject their coal contracts as a part of a plan of reorganization in the bankruptcy proceeding. In its pleading, Entergy Gulf States takes the position that it is not a party to, and has no liability under, those coal contracts.

      On February 12, 1997, the coal suppliers and the Cajun bankruptcy Trustee filed a response in the declaratory judgment action and made certain counterclaims and crossclaims. They contend that Entergy Gulf States' declaratory judgment action should be dismissed and, in the alternative, argue that Cajun is Entergy Gulf States' agent in the procurement of coal for Big Cajun II, Unit 3, and that Entergy Gulf States is a party to and has liability under the coal supply contracts. The potential liability, should these contracts be rejected, is uncertain, but could be materially adverse to Entergy Gulf States.

     This matter, which has not been scheduled for a hearing, will be strongly contested by Entergy Gulf States. However, at present there is no basis upon which to predict the timing or outcome of this litigation.

Capital  Requirements  and Financing  (Entergy  Corporation,  Entergy
Arkansas,   Entergy   Gulf   States,   Entergy   Louisiana,   Entergy
Mississippi, Entergy New Orleans, and System Energy)

      See Note 9 to the Form 10-K for information on the domestic utility companies' and System Energy's construction expenditures (excluding nuclear fuel), for the years 1997, 1998, and 1999 and long-term debt and preferred stock maturities and cash sinking fund requirements for the period 1997-1999.

Nuclear Insurance, Spent Nuclear Fuel, and Decommissioning Costs (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      See Note 9 to the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, the disposal of spent nuclear fuel, other high-level radioactive waste, and decommissioning costs associated with ANO, River Bend, Waterford 3, and Grand Gulf 1.

      The FASB issued an exposure draft of a proposed SFAS (which proposed a 1997 effective date) in February 1996 regarding the recognition, measurement and classification of decommissioning costs for nuclear power plants. The proposed SFAS would require measurement of the liability for closure and removal of long-lived assets (including decommissioning) based on discounted future cash flows. Those future cash flows should be determined by estimating current costs and adjusting for inflation, efficiencies that may be gained from experience with similar activities, and consideration of reasonable future advances in technology.

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

ANO Matters  (Entergy Corporation and Entergy Arkansas)

     Cracks in certain steam generator tubes at ANO 2 were discovered and repaired during an outage in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages, including the most recent forced outage in November 1996. ANO 2's output has been reduced by 23 megawatts due to steam generator fouling and tube plugging. The unit may be approaching the current limit for the number of steam generator tubes that can be plugged with  the  unit  in operation.  If the established limit  is  reached during a future outage, it could become necessary for Entergy Operations to insert sleeves in steam generator tubes that were previously plugged. On October 25, 1996, Entergy Corporation's Board of Directors authorized Entergy Operations to negotiate a contract, with appropriate cancellation provisions, for the fabrication and replacement of the steam generators at ANO 2. Entergy estimates the cost of fabrication and replacement of the steam generators to be approximately $150 million. Letters of intent for the fabrication and installation have been entered into by Entergy Operations, which includes a commitment for not more than $4.2 million through May 1997. Contracts are expected to be entered into in 1997. It is anticipated that the steam generators will be installed during a planned refueling outage in 2000. Entergy Operations periodically meets with the NRC to discuss the results of inspections of the steam generator tubes, as well as the timing of future inspections.

Environmental Issues

(Entergy Arkansas)

     In May 1995, Entergy Arkansas was named as a defendant in a suit by Reynolds Metals Company (Reynolds), seeking to recover a share of the costs associated with the clean-up of hazardous substances at a site south of Arkadelphia, Arkansas. Reynolds alleges that it has spent $11.2 million to clean-up the site, and that the site was contaminated with PCBs for which Entergy Arkansas bears some responsibility. Entergy Arkansas, voluntarily, at its expense, completed remediation at a nearby substation site and believes that it has no liability for contamination at that portion of the site that is subject to the Reynolds suit and is contesting the lawsuit. An August 1997 trial date has been tentatively scheduled. Regardless of the outcome, Entergy Arkansas does not believe this matter would have a materially adverse effect on its financial condition or results of operations. See "Environmental Regulation" in Item 1 of
Part I of the Form 10-K for additional information on the PCB contamination at the two former Reynolds plant sites in Arkansas to which Entergy Arkansas had supplied power.

(Entergy Gulf States)

      Entergy Gulf States has been designated as a potentially responsible party for the clean-up of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the clean-up of certain of these sites. As of March 31, 1997, a remaining recorded liability of $21.4 million existed relating to the clean-up of the sites at which Entergy Gulf States has been designated a potentially responsible party. See "Environmental Regulation" in Item 1 of Part I of the Form 10-K for additional discussion of the sites where Entergy Gulf States has been designated as a potentially responsible party by the EPA and related litigation.

(Entergy Louisiana)

      During 1993, the Louisiana Department of Environmental Quality issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana has determined that certain of its power plant waste water impoundments were affected by these regulations and chose to upgrade or close them. A remaining recorded liability in the amount of $6.7 million existed at March 31, 1997, for waste water upgrades and closures to be completed by the end of 1997. Cumulative expenditures relating to the upgrades and closures of waste water impoundments were $7.1 million as of March 31, 1997.

Waterford 3 Lease Obligations  (Entergy Louisiana)

      On September 28, 1989, Entergy Louisiana entered into three transactions for the sale and leaseback of undivided interests (aggregating approximately 9.3%) in Waterford 3. Upon the occurrence of certain events, Entergy Louisiana may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from the lease transactions, and Entergy Louisiana may be required to assume the outstanding bonds issued by the Owner Trustee to finance, in part, its acquisition of the undivided interests in Waterford 3. See
Note 10 to the Form 10-K for further information.

Reimbursement Agreement  (System Energy)

      Under a bank letter of credit and reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the agreement) of at least 1.60 times earnings. System Energy was in compliance with the above covenants at March 31, 1997. See Note 9 to the Form 10-K for further information.

Employment Litigation

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

      See Note 9 to the Form 10-K for further information relating to lawsuits filed by former employees asserting they were wrongfully terminated and/or discriminated against on the basis of age, race, and/or sex.

(Entergy Corporation and Entergy Arkansas)

      Entergy Corporation and Entergy Arkansas are defendants in a number of lawsuits filed in federal court on behalf of a total of approximately 62 plaintiffs who claim they were illegally terminated from their jobs due to discrimination on the basis of age or race.

     The first of these lawsuits, originally involving 29 plaintiffs, was tried before a jury beginning in April 1997. Settlements were reached with two of the plaintiffs prior to the trial. On May 1, 1997, the jury rendered findings as to 22 of the plaintiffs indicating that Entergy had no liability to them for discrimination. The jury did find that Entergy had intentionally discriminated against the remaining 5 plaintiffs on the basis of age. As a result, these plaintiffs will be awarded damages equal to twice their back pay plus lost future wages and attorneys' fees. It is estimated that the back pay will not exceed approximately $500,000, while damages for lost future wages and attorneys' fees remain to be decided in an ensuing phase of the proceedings in this case. A date for the next phase of the case has not yet been set.

      A  trial date for another suit, involving 18 plaintiffs is  set
for  May  1997.   Another of the suits is set for trial  in  November
1997.  No trial dates have been set for the remaining cases.


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

      The PUCT's order has been the subject of several appellate proceedings, culminating in an appeal to the Texas Supreme Court (Supreme Court). On January 31, 1997, the Supreme Court issued an opinion reversing the PUCT's order and remanding the case to the PUCT for further proceedings. The Supreme Court found that the PUCT had prejudiced Entergy Gulf States' rights by attempting to defer a ruling on the abeyed plant costs and incorrectly determined the amount of federal income tax expense that should have been allowed in rates. The Supreme Court ruled that the PUCT could choose either to conduct hearings and take further evidence or to decide the case on the original evidence. On February 18, 1997, the Texas Office of Public Utility Counsel filed a motion for rehearing of the Supreme Court's decision, arguing that the Supreme Court's remand should have instructed the PUCT as to how the case should be dealt with on remand. Entergy Gulf States filed a brief in opposition to the motion for rehearing on February 25, 1997. Entergy Gulf States believes it to be unlikely that the Supreme Court will grant the motion for rehearing. No procedural schedule has yet been issued by the PUCT concerning the case on remand.

      As of March 31, 1997, the River Bend plant costs disallowed for retail ratemaking purposes in Texas and the River Bend plant costs held in abeyance totaled (net of taxes and depreciation) approximately $12 million and $264 million, respectively. The Allowed Deferrals were approximately $75 million, net of taxes and amortization, as of March 31, 1997. Entergy Gulf States estimates it has collected approximately $210 million of revenues as of March 31, 1997, as a result of the originally ordered rate treatment by the PUCT of these deferred costs. If recovery of the Allowed Deferrals is not upheld, future refunds could be required and future revenues based upon the Allowed Deferrals could also be lost. However, management believes that it is probable that the Allowed Deferrals will continue to be recovered in rates.

      As a result of the application of SFAS 121, Entergy Gulf States wrote off Abeyed Deferrals of $169 million, net of tax, effective January 1, 1996. In light of the continuing proceedings before the PUCT and the courts (including the January 31, 1997 decision of the Texas Supreme Court), Entergy Gulf States has made no write-offs or reserves for the River Bend plant-related costs. At this time, management and legal counsel are unable to predict the amount of the abeyed and previously disallowed River Bend plant costs, if any, that may ultimately be allowed in Entergy Gulf States' Texas retail rates.

      In prior proceedings involving other utilities, the PUCT has held that the original cost of nuclear power plants will be recoverable in electric rates to the extent those costs were prudently incurred. In another proceeding Entergy Gulf States has previously filed with the PUCT a cost reconciliation study prepared by Sandlin Associates, management consultants with expertise in the cost analysis of nuclear power plants, which supports the reasonableness of the River Bend costs held in abeyance by the PUCT. This reconciliation study determined that approximately 82% of the River Bend cost increase above the amount included by the PUCT in rate base was a result of changes in federal nuclear safety requirements, and provided other support for the remainder of the abeyed amounts. In particular, there have been four other rate proceedings in Texas involving nuclear power plants. Disallowed investment in the plants ranged from 0% to 15%. Each case was unique, and the disallowances in each were made for different reasons. Appeals of two of these PUCT decisions are currently pending. Based upon the PUCT's prior decisions, management believes that River Bend construction costs were prudently incurred and that it is reasonably possible that it will recover through rates, or otherwise through means such as a deregulated asset plan, all or substantially all of the abeyed River Bend plant costs. In the event of an adverse ruling in this case, a net of tax write-off, as of March 31, 1997, of up to $276 million and up to $210 million in refunds of previously collected revenue could be required.

Retail Rate Proceedings

Filings with the APSC

(Entergy Corporation and Entergy Arkansas)

     In October 1996, Entergy Arkansas filed a proposal with the APSC designed to achieve an orderly transition to retail electric competition in Arkansas. Entergy Arkansas supplemented its proposal with a May 1, 1997 filing. The proposal includes a rate decrease totaling $158 million over a two year period beginning January 1998 and provides for a universal service charge for customers that remain connected to Entergy Arkansas' electric facilities but choose to purchase their electricity from another source. Although these proposals allow for the complete recovery of the remaining plant investment associated with ANO 1, ANO 2, and Entergy Arkansas' portion of Grand Gulf 1 as of December 31, 1995, over a seven year period, the NRC operating licenses for these plants permit continued operation until the years 2014, 2018, and 2022, respectively. Hearings are expected to begin in September 1997.

Filings with the PUCT  (Entergy Corporation and Entergy Gulf States)

      In December 1995, Entergy Gulf States filed a petition with the PUCT for reconciliation of fuel and purchased power expenses for the period January 1, 1994, through June 30, 1995. Entergy Gulf States believes that there was an under-recovered fuel balance, including interest, of $22.4 million as of June 1995. Hearings were concluded in October 1996, and in April 1997 the PUCT issued its final order which approved recovery of approximately $18.8 million of the under-recovered fuel balance, including interest. In April 1997, various parties to the proceeding, including Entergy Gulf States, filed motions for rehearing, which are currently pending before the PUCT.

      In accordance with the Merger agreement, Entergy Gulf States filed a rate proceeding with the PUCT in November 1996. In April 1996, certain cities served by Entergy Gulf States (Cities) instituted investigations of the reasonableness of Entergy Gulf
States' rates. In May 1996, the Cities agreed to forego their pending investigation based on the assurance that any rate decrease ordered in the November 1996 filing will be retroactive to June 1, 1996, and will accrue interest until refunded. The agreement further provides that no base rate increase will be retroactive. Subsequent to the November 1996 filing, the Cities passed ordinances reducing Entergy Gulf States' rates by $43.6 million. Entergy Gulf States has appealed these ordinances with the PUCT, and these appeals have been consolidated in the pending rate proceeding. Included in the November 1996 filing was a proposal to achieve an orderly transition to retail electric competition in Texas, similar to the filing described below that Entergy Gulf States made with the LPSC. This filing with the PUCT will be litigated in four phases as follows: (i) fuel factor/fuel reconciliation phase, of which Entergy Gulf States believes there was an under-recovered fuel balance of $41.4 million, including interest, for the period July 1, 1995 through June 30, 1996; (ii) revenue requirement phase; (iii) cost allocation/rate design phase; and (iv) competitive issues phase. Hearings on these matters are scheduled to begin in June 1997. No assurance can be given as to the outcome of these hearings.

Filings with the LPSC

(Entergy Corporation and Entergy Gulf States)

      On May 31, 1995, Entergy Gulf States filed its second required post-Merger earnings analysis with the LPSC. Hearings on this review were held in December 1995. On October 4, 1996, the LPSC issued an order requiring a $33.3 million annual base rate reduction and a $9.6 million refund. One component of the rate reduction removes from base rates approximately $13.4 million annually of costs that will be recovered in the future through the fuel adjustment clause. On October 23, 1996, Entergy Gulf States appealed the LPSC's order and obtained an injunction to stay the order, except insofar as it requires the $13.4 million reduction, which Entergy Gulf States implemented in November 1996. In addition, pursuant to an October 1996 settlement with the LPSC, Entergy Gulf States will be allowed to recover $8.1 million annually related to certain gas transportation and storage facilities costs. This amount will be applied as an offset against any refund that may be required by a final judgment in Entergy Gulf States' appeal of the second post-Merger earnings review order.

      On May 31, 1996, Entergy Gulf States filed its third required post-Merger earnings analysis with the LPSC. Based on this earnings filing, on June 1, 1996, Entergy Gulf States implemented a $5.3 million annual rate reduction. Hearings on this filing concluded in March 1997. An additional rate reduction may be required upon the issuance by the LPSC of a final rate order.

(Entergy Corporation, Entergy Gulf States, and Entergy Louisiana)

     In October 1996, Entergy Gulf States and Entergy Louisiana filed proposals with the LPSC designed to achieve an orderly transition to retail electric competition in Louisiana, while protecting certain classes of ratepayers from bearing the burden of cost shifting. The proposals do not increase rates for any customer class. However, these proposals do provide for a universal service charge for customers that remain connected to Entergy Gulf States' or Entergy Louisiana's electric facilities but choose to purchase their electricity from another source. In addition, the proposals include a base rate freeze, which would be put into effect for seven years in the Louisiana areas serviced by Entergy Gulf States and Entergy Louisiana. Although these proposals allow for the complete recovery of the remaining plant investment associated with River Bend, and Waterford 3 as of December 31, 1995, over a seven year period, the NRC operating licenses for these plants permit continued operation until the years 2025 and 2024, respectively. Hearings on these proposals are expected to begin in June 1997.

     In February 1997, the LPSC identified certain issues embodied in the Entergy Gulf States and Entergy Louisiana proposals that will be included in those companies' annual rate filings expected to be made on May 30, 1997, and other issues that now will be included in an ongoing generic regulatory proceeding examining electric industry restructuring.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

     On March 15, 1997, Entergy Mississippi filed its annual earnings review with the MPSC under its formula rate plan for the 1996 test year. In April 1997, the MPSC issued an order requiring a prospective rate reduction of $11.2 million. This rate reduction went into effect May 1, 1997.

      Entergy Mississippi has initiated discussions with the MPSC regarding an orderly transition to a more competitive market for electricity. In August 1996, Entergy Mississippi filed a proposal with the MPSC for a rate rider to assure recovery of all Grand Gulf costs incurred to serve customers. The rider would maintain current rates for electric service provided by Entergy Mississippi and would apply to customers within Entergy Mississippi's service area who obtain electricity in the future from a source other than Entergy Mississippi. Entergy Mississippi designed this rider to assure that commitments made under the current system of regulation are honored and that cost burdens are not unfairly transferred from departing customers to those who remain on the Entergy Mississippi system. On August 22, 1996, the MPSC remanded this proposal and established a generic docket to consider competition for retail electric service. Hearings on this docket concluded in April 1997, and an order is expected mid-year.

Filings  with  the  Council   (Entergy Corporation  and  Entergy  New
Orleans)

     The Council issued a resolution in February 1997 indicating that it will conduct an investigation of the justness and reasonableness of Entergy New Orleans' allowed rate of return, base rates, and adjustment clauses. The Council established hearing dates in April 1997 on the issue of rate of return, and directed Entergy New Orleans to make a cost of service and revenue requirement filing on May 1, 1997. In April 1997, Entergy New Orleans proposed a $16 million prospective rate reduction in order to resolve the disputed rate of return and other issues raised in the first phase of the proceeding. The proposed settlement would also postpone the cost of service and revenue requirement filing until September 1997. The Council is considering the proposed settlement and a decision is expected in May 1997. A procedural schedule has not been set with respect to these other issues.

Proposed Rate Increase

(System Energy)

      System Energy filed an application with FERC on May 12, 1995, for a $65.5 million rate increase. The request seeks changes to System Energy's rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation rate, and the rate of return on common equity. The request also includes a proposed change in the accounting recognition of nuclear refueling outage costs from that of expensing those costs as incurred to the deferral and amortization method described in Note 1 with respect to Entergy Arkansas. On December 12, 1995, System Energy
implemented a $65.5 million rate increase, subject to refund. Management has decided to record a reserve for a portion of the rate increase. Hearings on System Energy's request began in January 1996 and were completed in February 1996. On July 11, 1996, the ALJ issued an initial decision in this proceeding that agreed with certain of System Energy's proposals, including the change in accounting for nuclear refueling outage costs, while rejecting a proposed increase in return on common equity and recommending a slight decrease. The ALJ also rejected the proposed change in the decommissioning cost methodology. The decision of the ALJ is preliminary and may be modified in the final decision from FERC which is expected in the second quarter of 1997. Management is unable to predict the final outcome of the rate increase request or the amount of any refunds in excess of reserves that may be required.

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


NOTE 3.  COMMON STOCK (Entergy Corporation)

      During the first quarter of 1997, Entergy Corporation issued 364,895 shares of its previously repurchased common stock, reducing the amount held as treasury stock by approximately $10 million. Entergy Corporation issued these shares to meet the requirements of its various stock plans. In addition, Entergy Corporation received proceeds of $90.7 million from the issuance of 3,408,570 shares of common stock under its dividend reinvestment and stock purchase plan during the first quarter of 1997.


NOTE 4.  LONG-TERM DEBT

(Entergy Corporation)

     See Note 7 of the Form 10-K for a discussion of Entergy Power UK plc's credit facility. 945 million British Pounds (1.55 billion US dollars) of variable rate borrowings were outstanding under this facility as of March 31, 1997. The weighted average interest rate on the borrowings outstanding as of March 31, 1997 was 7.92%.

      Entergy Power UK plc (Entergy Power UK) entered into several interest rate swaps to reduce the impact of interest rate changes on its debt related to the London Electricity acquisition. The interest rate swap agreements involve the exchange of fixed and floating rate interest payments periodically over the life of the agreements without the exchange of the underlying principal amounts. If the counterparties to an interest rate swap agreement were to default on contractual payments, the subsidiary could be exposed to increased costs related to replacing the original agreement. However, Entergy Power UK does not anticipate nonperformance by any counterparty to any interest rate swap in effect at March 31, 1997. At March 31, 1997, Entergy Power UK was a party to a notional amount of 400 million British Pounds of interest rate swaps with maturity dates ranging from March 2000 to September 2001.

(Entergy Arkansas)

      On April 18, 1997, Entergy Arkansas redeemed, prior to its maturity, $87.6 million of its 10.00% Series First Mortgage Bonds due February 1, 2020, at a price equal to 100% of the principal amount thereof, using funds deposited with the mortgage trustee pursuant to the annual maintenance and replacement fund requirement as provided under Entergy Arkansas' mortgage.

(Entergy New Orleans)

     On April 1, 1997, Entergy New Orleans retired $12 million of its 5.875% Series First Mortgage Bonds upon maturity. These bonds were retired with internally generated cash. As these bonds were the last outstanding under the 1944 Mortgage and Deed of Trust of Entergy New Orleans, the Mortgage was canceled. Entergy New Orleans will continue to operate with its 1987 Mortgage.


NOTE 5.  RETAINED EARNINGS (Entergy Corporation)

      On April 9, 1997, Entergy Corporation's Board of Directors declared a common stock dividend of 45 cents per share payable on June 1, 1997, to holders of record on May 14, 1997.


NOTE   6.     RESTRUCTURING  COSTS   (Entergy  Corporation,   Entergy
Arkansas,   Entergy   Gulf   States,   Entergy   Louisiana,   Entergy
Mississippi, and Entergy New Orleans)

      In 1994 and 1995, Entergy implemented various restructuring programs to reduce the number of employees and consolidate offices and facilities. The programs were designed to reduce costs and improve operating efficiencies. The restructuring liability associated with these programs was $3.2 million as of December 31, 1996. Approximately $1.4 million of restructuring charges were incurred in the first quarter of 1997, resulting in a remaining liability of $1.8 million as of March 31, 1997. The restructuring charges primarily include employee severance costs related to the expected termination of approximately 2,750 employees in various groups. As of March 31, 1997, approximately 2,740 of these employees had either been terminated or accepted voluntary separation packages under the restructuring plan.

       In December 1996, Entergy recorded $21.3 million of restructuring charges (of which $18 million was recorded by Entergy Services) associated with the transition to competition. Approximately $5.2 million of charges related to the transition to competition were incurred in the first quarter of 1997, resulting in a remaining liability of $16.1 million as of March 31, 1997.


NOTE 7.  ACCOUNTING ISSUES (Entergy Corporation)

      New Accounting Standard - In March 1997, the FASB issued SFAS 128, "Earnings per Share", effective for financial statements for periods ending after December 15, 1997. This statement will simplify the computation of earnings per share for many companies by eliminating calculation provisions which were required by the prior earnings per share standard, Accounting Principles Board Opinion 15. The adoption of SFAS 128 is not expected to have a material effect on the calculation of earnings per share for Entergy Corporation.


NOTE   8.    ACQUISITION   OF  LONDON  ELECTRICITY   plc     (Entergy
Corporation)

      On December 18, 1996, Entergy made a formal cash offer to acquire London Electricity for $2.1 billion. London Electricity is a regional electric company serving approximately two million customers in the metropolitan area of London, England. The offer was approved by authorities in the United Kingdom, and as of February 7, 1997, the offer was made unconditional. Entergy, through Entergy Power UK plc, now controls over 99% of the common shares of London Electricity. Through procedures available under applicable law, Entergy expects to gain control of 100% of the common shares of London Electricity. Entergy has included the results of operations of London Electricity in its results of operations beginning on February 1, 1997 based on management's determination that effective control was met on that date. The acquisition was financed with $1.7 billion of debt that is non-recourse to Entergy Corporation and $392 million of equity provided by Entergy Corporation from available cash and borrowings under its $300 million line of credit.

     The cost of the London Electricity license is being amortized on a straight-line basis over a 40 year period beginning February 1, 1997. As of March 31, 1997, the unamortized balance of the license was $1.5 billion, which is based on a preliminary purchase price allocation.

      In accordance with the purchase method of accounting, the first quarter results of operations for Entergy Corporation reported in its Statements of Consolidated Income (Loss) and Cash Flows do not reflect London Electricity's results of operations for any period prior to February 1, 1997. The pro forma combined revenues, net income, and earnings per common share of Entergy Corporation presented below give effect to the acquisition as if it had occurred on January 1, 1996 and 1997, respectively. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated for the period for which it is being given effect.

                                     For the First Quarter of:
                                      1997             1996 (a)
                      (In Thousands of U.S. Dollars, Except Share Data)

  Operating revenues                $2,294,376         $ 2,165,679
  Net income (loss)                 $  128,686         $  (84,968)
  Earnings (loss) per average       $      .55         $     (.37)
   common share


(a) - Net income in 1996 includes the $174 million net of tax write-off of River Bend rate deferrals pursuant to SFAS 121.
                 __________________________________

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

                ENTERGY CORPORATION AND SUBSIDIARIES
                     PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Employment   Litigation   (Entergy  Corporation,  Entergy   Arkansas,
Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

     See "Employment Litigation" in Item 1 of Part I of the Form 10-K for information relating to lawsuits filed by former employees asserting they were wrongfully terminated and/or discriminated against due to age, race, and/or sex.

      Entergy Corporation and Entergy Arkansas are defendants in a number of lawsuits filed in federal court on behalf of a total of approximately 62 plaintiffs who claim they were illegally terminated from their jobs due to discrimination on the basis of age or race.

     The first of these lawsuits, originally involving 29 plaintiffs, was tried before a jury beginning in April 1997. Settlements were reached with two of the plaintiffs prior to the trial. On May 1, 1997, the jury rendered findings as to 22 of the plaintiffs indicating that Entergy had no liability to them for discrimination. The jury did find that Entergy had intentionally discriminated against the remaining 5 plaintiffs on the basis of age. As a result, these plaintiffs will be awarded damages equal to twice their back pay plus lost future wages and attorneys' fees. It is estimated that the back pay will not exceed approximately $500,000, while damages for lost future wages and attorneys' fees remain to be decided in an ensuing phase of the proceedings in this case. A date for the next phase of the case has not yet been set.

      A  trial date for another suit, involving 18 plaintiffs is  set
for  May  1997.   Another of the suits is set for trial  in  November
1997.  No trial dates have been set for the remaining cases.

Federal Income Tax Audit (Entergy Corporation, Entergy Louisiana, and System Energy)

      In August 1994, Entergy received an IRS report covering the federal income tax audit of Entergy Corporation and subsidiaries for the years 1988 - 1990. The report asserts an $80 million tax deficiency for the 1990 consolidated federal income tax returns related primarily to the utilization of accelerated investment tax credits associated with Waterford 3 and Grand Gulf nuclear plants. Changes to the initial report, made in the IRS appeal process, have reduced the assessment related to the issue by $22 million to $58 million. Entergy and the Appeals Officer agreed to pursue a "technical advice" ruling from the IRS National Office to address the remainder of the issue. In March 1997, Entergy Corporation received notification that the IRS National Office had ruled in its favor, thereby negating the asserted deficiency and resolving the audit.

Cajun - Coal Contracts  (Entergy Corporation and Entergy Gulf States)

      On January 13, 1997, Entergy Gulf States filed a declaratory judgment action in the U.S. Bankruptcy Court where the Cajun bankruptcy is pending, seeking a ruling that Entergy Gulf States would not be liable for damages to certain coal suppliers for Big
Cajun II, Unit 3, if the Cajun bankruptcy trustee were to reject their coal contracts as a part of a plan of reorganization in the bankruptcy proceeding. In its pleading, Entergy Gulf States takes the position that it is not a party to, and has no liability under, those coal contracts.

      On February 12, 1997, the coal suppliers and the Cajun bankruptcy Trustee filed a response in the declaratory judgment action and made certain counterclaims and crossclaims. They contend that Entergy Gulf States' declaratory judgment action should be dismissed and, in the alternative, argue that Cajun is Entergy Gulf States' agent in the procurement of coal for Big Cajun II, Unit 3, and that Entergy Gulf States is a party to and has liability under the coal supply contracts. The potential liability, should these contracts be rejected, is uncertain, but could be materially adverse to Entergy Gulf States.

     This matter, which has not been scheduled for a hearing, will be strongly contested by Entergy Gulf States. However, at present there is no basis upon which to predict the timing or outcome of this litigation.

Item 5.  Other Information

Earnings  Ratios   (Entergy Arkansas, Entergy  Gulf  States,  Entergy
Louisiana,  Entergy  Mississippi, Entergy  New  Orleans,  and  System
Energy)

     The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

                           Ratios of Earnings to Fixed Charges
                                   Twelve Months Ended
                                        December 31,              March 31,
                        1992    1993       1994      1995    1996   1997

Entergy Arkansas        2.28    3.11(b)    2.32      2.56    2.93   2.83
Entergy Gulf States     1.72    1.54        .36(c)   1.86    1.47   2.49
Entergy Louisiana       2.79    3.06       2.91      3.18    3.16   3.04
Entergy Mississippi     2.37    3.79(b)    2.12      2.92    3.40   3.24
Entergy New Orleans     2.66    4.68(b)    1.91      3.93    3.51   3.13
System Energy           2.04    1.87       1.23      2.07    2.21   2.27


                              Ratios of Earnings to Combined Fixed
                                 Charges and Preferred Dividends
                                      Twelve Months Ended
                                          December 31,             March 31,
                           1992    1993      1994     1995    1996   1997

Entergy Arkansas           1.86    2.54(b)   1.97     2.12    2.44   2.40
Entergy Gulf States (a)    1.37    1.21       .29(c)  1.54    1.19   2.06
Entergy Louisiana          2.18    2.39      2.43     2.60    2.64   2.57
Entergy Mississippi        1.97    3.08(b)   1.81     2.51    2.94   2.83
Entergy New Orleans        2.36    4.12(b)   1.73     3.56    3.22   2.86

(a) "Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock.

(b) Earnings for the year ended December 31, 1993, include $81 million, $52 million, and $18 million for Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans, respectively, related to the change in accounting principle to provide for the accrual of estimated unbilled revenues.

(c)  Earnings  for the year ended December 31, 1994, for  Entergy
     Gulf  States  were not adequate to cover fixed  charges  and combined  fixed  charges and preferred dividends  by  $144.8 million and $197.1 million, respectively.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

**  4(a) -    Fifty-fourth Supplemental Indenture, dated as of March
              1,  1997,  to Entergy Arkansas' Mortgage and  Deed  of
              Trust, dated as of October 1, 1944 (filed as Exhibit C-
              2(a)  to  Form  U5S  for the year ended  December  31,
              1996).

    23(a) -   Consent of Sandlin Associates.

    27(a) - Financial Data Schedule for Entergy Corporation and Subsidiaries as of March 31, 1997.

    27(b) -   Financial  Data  Schedule for Entergy Arkansas  as  of
              March 31, 1997.

    27(c) -   Financial Data Schedule for Entergy Gulf States as  of
              March 31, 1997.

    27(d) -   Financial  Data Schedule for Entergy Louisiana  as  of
              March 31, 1997.

    27(e) -   Financial Data Schedule for Entergy Mississippi as  of
              March 31, 1997.

    27(f) -   Financial Data Schedule for Entergy New Orleans as  of
              March 31, 1997.

    27(g) -   Financial Data Schedule for System Energy as of  March
              31, 1997.

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

    99(f) - System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

**  99(g) -   Annual  Reports  on Form 10-K of Entergy  Corporation,
              Entergy   Arkansas,  Entergy  Gulf   States,   Entergy
              Louisiana,  Entergy Mississippi, Entergy New  Orleans,
              and  System Energy for the fiscal year ended  December
              31, 1996, portions of which are incorporated herein by
              reference  as  described elsewhere  in  this  document
              (filed with the SEC in File Nos. 1-11299, 1-10764,  1-
              2703,    1-8474,    0-320,   0-5807,    and    1-9067,
              respectively).
___________________________

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Entergy Corporation agrees to furnish to the Commission upon request any instrument with respect to long-term debt that is not registered or listed herein as an Exhibit because the total amount of securities authorized under such agreement does not exceed ten percent of Entergy Corporation and its subsidiaries on a consolidated basis.

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended March 31, 1997, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended March 31, 1997.

**   Incorporated herein by reference as indicated.

     (b)   Reports on Form 8-K

     Entergy

           A current report on Form 8-K, dated February 7, 1997, was filed with the SEC on April 21, 1997, reporting information under Item 7. "Financial Statements,
           ProForma Financial Statements and Exhibits."


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



Date:  May 6, 1997