Form 10-Q
period 1997-06-30
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC
filed 1997-08-08
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

_____________________________________________________________________
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1997

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

Commission      Registrant, State of Incorporation,    I.R.S. Employer
File Number     Address of Principal Executive         Identification
                Offices and Telephone Number           No.

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

_________________________________________________________________________

       Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes     X      No

Common Stock Outstanding                Outstanding at July 31, 1997
Entergy Corporation      ($0.01 par value)        241,269,934

                  ENTERGY CORPORATION AND SUBSIDIARIES
                 INDEX TO QUARTERLY REPORT ON FORM 10-Q
                              June 30, 1997

                                                        Page Number

Definitions                                                 1
Management's Financial Discussion and Analysis -
 Liquidity and Capital Resources                            3
Management's Financial Discussion and Analysis -
 Significant Factors and Known Trends                       6
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations                                 12
     Statements of Consolidated Income                     15
     Statements of Consolidated Cash Flows                 16
     Consolidated Balance Sheets                           18
     Selected Operating Results                            20
  Entergy Arkansas, Inc.:
     Results of Operations                                 21
     Statements of Income                                  22
     Statements of Cash Flows                              23
     Balance Sheets                                        24
     Selected Operating Results                            26
  Entergy Gulf States, Inc.:
     Results of Operations                                 28
     Statements of Income (Loss)                           30
     Statements of Cash Flows                              31
     Balance Sheets                                        32
     Selected Operating Results                            34
  Entergy Louisiana, Inc.:
     Results of Operations                                 35
     Statements of Income                                  36
     Statements of Cash Flows                              37
     Balance Sheets                                        38
     Selected Operating Results                            40
  Entergy Mississippi, Inc.:
     Results of Operations                                 41
     Statements of Income                                  42
     Statements of Cash Flows                              43
     Balance Sheets                                        44
     Selected Operating Results                            46
  Entergy New Orleans, Inc.:
     Results of Operations                                 48
     Statements of Income                                  50
     Statements of Cash Flows                              51
     Balance Sheets                                        52
     Selected Operating Results                            54
  System Energy Resources, Inc.:
     Results of Operations                                 55
     Statements of Income                                  56
     Statements of Cash Flows                              57
     Balance Sheets                                        58
Notes to Financial Statements for Entergy Corporation
 and Subsidiaries                                          60
Part II:
  Item 1.  Legal Proceedings                               72
  Item 4.  Submission of Matters to a Vote of Security
    Holders                                                73
  Item 5.  Other Information                               74
  Item 6.  Exhibits and Reports on Form 8-K                75
Experts                                                    76
Signature                                                  77

      This combined Quarterly Report on Form 10-Q is separately filed by Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 1996, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed by the individual registrants with the SEC and should be read in conjunction therewith.

       Investors are cautioned that forward-looking statements contained herein with respect to the revenues, earnings, competitive performance, or other prospects for the business of Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., System Energy Resources, Inc. or their affiliated companies may be influenced by factors that could cause actual outcomes and results to be materially different than projected. Such factors include, but are not limited to, the effects of weather, the performance of generating units, fuel prices and availability, regulatory decisions and the effects of changes in law, capital spending requirements, the evolution of competition, changes in accounting standards, and other factors.


                             DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

Algiers                  15th  Ward  of  the  City  of  New  Orleans,
                         Louisiana
ALJ                      Administrative Law Judge
ANO                      Arkansas Nuclear One Plant
ANO 1                    Unit No. 1 of ANO
ANO 2                    Unit No. 2 of ANO
APSC                     Arkansas Public Service Commission
Cajun                    Cajun Electric Power Cooperative, Inc.
Capital Funds Agreement  Agreement,  dated as of June  21,  1974,  as amended,  between System Energy and  Entergy
                         Corporation, and the assignments thereof
CitiPower                CitiPower Pty.
Council                  Council   of   the  City  of  New   Orleans,
                         Louisiana
domestic utility
 companies               Entergy   Arkansas,  Entergy  Gulf   States,
                         Entergy Louisiana, Entergy Mississippi,  and
                         Entergy New Orleans, collectively
Entergy                  Entergy  Corporation and its various  direct
                         and indirect subsidiaries
Entergy Arkansas         Entergy  Arkansas,  Inc., formerly  Arkansas
                         Power & Light Company
Entergy Corporation      Entergy Corporation, a Delaware corporation,
                         successor to Entergy Corporation, a  Florida
                         corporation
Entergy Enterprises      Entergy Enterprises, Inc.
Entergy Gulf States      Entergy  Gulf  States, Inc.,  formerly  Gulf
                         States  Utilities Company (including  wholly
                         owned  subsidiaries  - Varibus  Corporation,
                         GSG&T, Inc., Prudential Oil & Gas, Inc., and
                         Southern Gulf Railway Company)
Entergy Louisiana        Entergy  Louisiana, Inc., formerly Louisiana
                         Power & Light Company
Entergy Mississippi      Entergy    Mississippi,    Inc.,    formerly
                         Mississippi Power & Light Company
Entergy New Orleans      Entergy  New  Orleans,  Inc.,  formerly  New
                         Orleans Public Service Inc.
Entergy Operations       Entergy  Operations, Inc., a  subsidiary  of
                         Entergy   Corporation  that  has   operating
                         responsibility for ANO, Grand Gulf 1,  River
                         Bend, and Waterford 3
Entergy Services         Entergy Services, Inc.
EPA                      U.S. Environmental Protection Agency

Abbreviation or Acronym           Term

EPAct                    Energy Policy Act of 1992
FASB                     Financial Accounting Standards Board
FERC                     Federal Energy Regulatory Commission
Form 10-K                The  combined Annual Report on Form 10-K for
                         the   year  ended  December  31,  1996,   of
                         Entergy,  Entergy  Arkansas,  Entergy   Gulf
                         States,     Entergy    Louisiana,    Entergy
                         Mississippi, Entergy New Orleans, and System
                         Energy
Grand Gulf 1             Unit No. 1 (nuclear) of the Grand Gulf Plant
ISES                     Independence   Steam   Electric   Generating
                         Station
kWh                      Kilowatt-hour(s)
LPSC                     Louisiana Public Service Commission
London Electricity       London Electricity plc - a regional electric
                         company  serving London, England, which  was
                         acquired by Entergy on February 7, 1997
Merger                   The combination transaction, consummated  on
                         December  31,  1993, by which  Entergy  Gulf
                         States   became  a  subsidiary  of   Entergy
                         Corporation and Entergy Corporation became a
                         Delaware corporation
MPSC                     Mississippi Public Service Commission
NRC                      Nuclear Regulatory Commission
Owner Participant        A  corporation that, in connection with  the
                         Waterford 3 sale and leaseback transactions,
                         has  acquired  a beneficial  interest  in  a
                         trust,  the  Owner Trustee of which  is  the
                         owner  and lessor of undivided interests  in
                         Waterford 3
Owner Trustee            Each institution and/or individual acting as
                         Owner  Trustee under a trust agreement  with
                         an  Owner Participant in connection with the
                         Waterford 3 sale and leaseback transactions
PCBs                     Polychlorinated biphenyls
PUHCA                    Public Utility Holding Company Act of  1935,
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

                 ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


Cash Flows

      Net cash flow from operations for Entergy, the domestic utility companies, and System Energy for the six months ended June 30, 1997, and 1996 was as follows:

                                    Six Months       Six Months
          Company                 Ended 6/30/97     Ended 6/30/96
                                          (In Millions)

          Entergy                    $ 840.2          $ 626.4
          Entergy Arkansas           $ 177.7          $ 157.8
          Entergy Gulf States        $ 213.5          $ 113.6
          Entergy Louisiana          $ 115.2          $ 155.9
          Entergy Mississippi        $  87.6          $  80.7
          Entergy New Orleans        $  29.2          $  15.0
          System Energy              $ 131.6          $ 129.3

      The positive cash flow from operations for the domestic utility companies results from continued efforts to streamline operations and to reduce costs, as well as from collections under rate phase-in plans that exceed current cash requirements for the related costs. In the income statement, these revenue collections are offset by the amortization of the previously deferred costs so that there is no effect on net income. These phase-in plans will continue to contribute to Entergy's cash position in the immediate future. The Grand Gulf 1 phase-in plans will expire in 1998 for Entergy Arkansas and Entergy Mississippi, and in 2001 for Entergy New Orleans. Entergy Gulf States' phase-in plan for River Bend will expire in 1998. However, Entergy Louisiana's phase-in plan for Waterford 3 expired in June 1997. Competitive growth businesses had a positive impact on Entergy's cash flow from operations. In accordance with the purchase method of accounting, London Electricity's results of operations are not included in Entergy's six months ended June 30, 1996 Statements of Consolidated Cash Flows.

Financing Sources

      As discussed in Note 8, the acquisition of London Electricity for $2.1 billion was accomplished in February 1997. The acquisition was financed with $1.7 billion of debt that is non-recourse to Entergy Corporation, and $392 million of equity provided by Entergy Corporation from available cash and borrowings under its $300 million line of credit. Currently, Entergy is pursuing alternatives to refinance a portion of this debt. Excluding the London Electricity investment, cash from operations, supplemented by cash on hand, was sufficient to meet substantially all investing and financing requirements of the domestic utility companies and System Energy, including capital expenditures, dividends, and debt and preferred stock maturities for the six months ended June 30, 1997.

      Entergy has been able to fund the capital requirements for its domestic utility companies with cash from operations as discussed above in "Cash Flows". Should additional cash be needed to fund investments or to retire debt, the domestic utility companies and System Energy each have the ability, subject to regulatory approval and compliance with issuance tests, to issue debt or preferred securities to meet such requirements. In addition, to the extent market conditions and interest and dividend rates allow, the domestic utility companies and System Energy will continue to refinance and/or redeem higher cost debt and preferred stock prior to maturity. See
Note 4 herein for a discussion of the recent refinancing by Entergy Louisiana. The domestic utility companies may continue to establish special purpose trusts as financing subsidiaries for the purpose of issuing preferred trust securities, such as those issued in 1996 by Entergy Louisiana Capital I and Entergy Arkansas Capital I, and those

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


issued in January 1997 by Entergy Gulf States Capital I. Entergy Corporation, the domestic utility companies, and System Energy also have the ability to effect short-term borrowings. See Notes 4, 5, 6, 7, 9 and 10 in the Form 10-K for additional information on Entergy's capital and refinancing requirements in 1997-2001.

      As of June 30, 1997, Entergy Corporation had $225 million outstanding under its $300 million bank credit facility, representing the remaining balance of the amount used for the acquisition of London Electricity in February 1997. In addition, Entergy Technology Holding Company (ETHC) had $61 million outstanding under its $250 million bank line of credit as of June 30, 1997. See Note 4 to the Form 10-K for information on the domestic utility companies' and System Energy's short-term borrowing authorizations and bank lines of credit.

Financing Uses

      Productive investment by Entergy Corporation is integral to enhancing the long-term value of its common stock. Entergy Corporation has been expanding its investments in business opportunities overseas as well as in the United States. As of June 30, 1997, Entergy Corporation had acquired or participated in foreign electric ventures in Australia, Argentina, Chile, Pakistan, Peru, and the United Kingdom, and had acquired several telecommunications-based businesses in the United States. As of June 30, 1997, Entergy Corporation had a net investment of $1.3 billion in equity capital in competitive growth businesses. See Note 8 for a discussion of Entergy Corporation's acquisition of London Electricity on February 7, 1997.

      To make capital investments, fund its subsidiaries, and pay dividends, Entergy Corporation will utilize internally generated funds, cash on hand, funds available under its $300 million bank credit facility, funds received from its dividend reinvestment and
stock  purchase plan, and bank financings as required.   See  Note  3
herein for information regarding proceeds from the issuance of common stock under Entergy's dividend reinvestment and stock purchase plan during the six months ended June 30, 1997. See Note 9 in the Form 10-K for a discussion of capital requirements. Entergy Corporation receives funds through dividend payments from its subsidiaries. During the six months ended June 30, 1997, such dividend payments from subsidiaries totaled $175.9 million. In order to improve its capital structure, Entergy Gulf States has not paid common stock dividends since the third quarter of 1994. During the six months ended June 30, 1997, Entergy Corporation paid $212.1 million of common stock dividends. Declarations of dividends on common stock are made at the discretion of Entergy Corporation's Board of Directors. Management will not recommend future changes in dividends to the Board unless warranted by economic circumstances and the then current business environment. See Note 8 in the Form 10-K for information on dividend restrictions.

Entergy Corporation and Entergy Gulf States

     See Notes 1 and 2 regarding River Bend and Cajun litigation. An adverse ruling regarding River Bend could result in up to approximately $273 million of potential write-offs (net of tax) and up to $215 million in refunds of previously collected revenue. Such write-offs and charges could result in substantial net losses being reported in the future by Entergy Gulf States, with resulting adverse adjustments to the common equity of Entergy Corporation and Entergy Gulf States. Adverse resolution of these matters could negatively affect Entergy Gulf States' ability to obtain financing, which could in turn affect Entergy Gulf States' liquidity and ability to resume paying common stock dividends.

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

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


       See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K, including "Open Access Transmission", "Municipalization", "Industry Consolidation", "Functional Unbundling", and "Effects of Alternate Energy Sources on Retail Electric Sales to Industrial and Large Commercial Customers" for a discussion of the increasing competitive pressures facing Entergy and the electric utility industry. See "ANO Matters", and "Property Tax Exemptions" in the Form 10-K for a discussion of other significant issues affecting Entergy. Set forth below are recent developments to the Form 10-K disclosure for the sections presented.

Competition and Industry Challenges

Transition to Competition Filings

       See   "MANAGEMENT'S  FINANCIAL  DISCUSSION  AND   ANALYSIS   -
SIGNIFICANT  FACTORS AND KNOWN TRENDS" in the Form 10-K  and  Note  2
herein for a discussion of the domestic utility companies' filings with their respective state and local regulators concerning the transition to competition. Entergy Gulf States made a supplemental filing with the PUCT on April 4, 1997, outlining a comprehensive market reform proposal calling for the establishment of retail competition, service quality standards, a regional power exchange, and an independent system operator. Entergy Gulf States requested from the PUCT a reciprocal commitment ensuring the full recovery of prudently incurred investments previously approved by regulators.
The PUCT has scheduled hearings on the transition to competition beginning in October 1997.

      The MPSC conducted hearings in April 1997 on various transition to competition issues, including the recoverability of stranded costs, the potential for cost shifting, and electric supply reliability. In early July the MPSC issued an order directing the MPSC Staff to submit a report by November 1, 1997, outlining a plan for restructuring the electric utility industry in Mississippi.

      Entergy  Arkansas  filed  a supplement  to  its  transition  to
competition  plan  with  the APSC on May 1,  1997.   This  filing  is
similar to the supplemental filing made by Entergy Gulf States as discussed above. See Note 2 for additional information regarding this filing.

     In October 1996, Entergy Gulf States and Entergy Louisiana filed proposals with the LPSC designed to achieve an orderly transition to retail electric competition in Louisiana, while protecting certain classes of ratepayers from bearing the burden of cost shifting. See
Note 2 for additional information regarding this filing. Hearings on these proposals have been delayed until 1998.

     In February 1997, the LPSC ruled that certain issues embodied in the Entergy Gulf States and Entergy Louisiana proposals would be addressed in those companies' existing rate dockets, and that certain other issues would be addressed in an ongoing generic regulatory proceeding examining electric industry restructuring. In July 1997, Entergy Gulf States and Entergy Louisiana filed supplemental testimony on asset securitization, market price projections, and potential strandable cost quantification in response to the issues identified by the LPSC.

      The Council established two new dockets in March 1997 regarding electric and gas utility service competition in the City of New Orleans. One docket will address competitive issues, including the advisability of implementing competition, recoverability and measurement of stranded costs, maximization of consumer savings from competition and minimization of cost shifting, and potential conflicts among federal, state, and local regulators, as such issues relate to electric and gas service currently being provided to New Orleans customers by Entergy New Orleans. The second docket will address the same issues related to the provision of electric service to Algiers customers by Entergy Louisiana. A procedural schedule was established which required comments to

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


be  filed  in  April 1997 and set hearings for May, July and  October
1997.   Entergy New Orleans intends to file a specific transition  to competition plan following these hearings.

Retail and Wholesale Rate Issues

      See Note 2 to the Form 10-K for a discussion of the ongoing trend of regulator mandated rate reductions as well as incentive and performance-based regulation and filings made with state and local regulators regarding an orderly transition to a more competitive market for electricity. See Note 2 herein for a discussion of rate reductions implemented at Entergy Louisiana and Entergy New Orleans during the current period.

      On July 14, 1997, Entergy Services filed with the FERC its wholesale transmission open access compliance tariff incorporating the requirements of FERC Order No. 888-A.

Legislative Activity

      A number of bills recently have been introduced in the U. S. Congress calling for deregulation of the electric power industry. Included in these proposals are some that would amend or repeal PUHCA and/or PURPA. These bills generally have provisions that would give consumers the ability to choose their own electricity service provider.

      Entergy Gulf States was an active participant in discussions aimed at developing legislation related to electric utility industry restructuring and competition by the Texas Legislature before it adjourned June 2, 1997. No legislation was passed in Texas during the recent session and the legislature will not convene again until January 1999, by which time Entergy Gulf States believes the PUCT will have acted on its transition to competition filing.

      The Arkansas Senate has passed a resolution requesting a study of the impact of competition in the electric utility industry on the citizens of Arkansas, the electric utility industry, and the regulatory authority of the APSC. This study is scheduled to begin no later than December 1, 1997.

Competitive Growth Businesses

      Entergy Corporation seeks opportunities to expand its domestic and foreign businesses that are not regulated by domestic state and local utility regulatory authorities. Such business ventures currently include power development and operations and retail services related to the utility business. Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" for a discussion of Entergy Corporation's 1997 investments in competitive growth businesses. These investments may involve a greater risk than domestic regulated utility enterprises. For the six months ended June 30, 1997, Entergy Corporation's competitive growth businesses increased consolidated net income by approximately $49 million.

       Entergy Nuclear, Inc. (Entergy Nuclear) began providing management and operations services in February 1997 for an initial period of up to one year to Maine Yankee Atomic Power Company (Maine Yankee) at the Maine Yankee nuclear plant. The creation of Entergy Nuclear and its undertaking with Maine Yankee are authorized by existing SEC orders previously granted to Entergy Enterprises. Entergy Corporation has an

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


application pending at the SEC to create a different structure under which Entergy Nuclear would engage in this business for other nuclear utilities.

      On August 6, 1997, the board of directors of Maine Yankee announced the permanent closure of the nuclear plant based on economic concerns and uncertainty about the operation of the plant. Entergy Nuclear will honor its short-term contract to provide management services to Maine Yankee to prepare for decommissioning through September 30, 1997 and, at the option of Maine Yankee, through March 31, 1998.

      As of June 30, 1997, Entergy Corporation controlled 100% of the common shares of London Electricity. For additional information related to this acquisition, see Note 8 herein. Through London Electricity, Entergy expects to gain valuable experience in the deregulated  United  Kingdom  electricity  market  to  apply  to  the anticipated deregulated electricity market in the United States. London Electricity has already experienced seven years of a partially competitive supply environment and expects to be in a fully competitive supply market beginning April 1, 1998. In conjunction with the acquisition of London Electricity, Entergy established an international retail operations group to coordinate retail electric operations in the United Kingdom, Australia, and Argentina.

      In February 1997, Entergy Richmond Power Corporation, a wholly-owned subsidiary of Entergy Power Development Corporation, sold its 50% interest in Richmond Power Enterprise LP (owner of a gas-fired electric and steam generation facility), to a third party for $10 million, realizing an after tax gain of $2.7 million.

      In February 1997, Entergy Corporation announced a joint venture with Hyperion Telecommunications. It is expected that by the end of 1997, the joint venture (to be known as Entergy Hyperion
Telecommunications) will offer competitive telephone services primarily to commercial customers in the metropolitan areas of Little Rock, Arkansas, Jackson, Mississippi, and Baton Rouge, Louisiana.

     In June 1997, Entergy Transener, S.A., a wholly-owned subsidiary of Entergy Power Development Corporation, sold its interest in a consortium that owned 65% of Transener S.A. for $27.5 million, realizing an after-tax gain of $5.8 million.

      During the second quarter of 1997, Entergy Pakistan Limited, a wholly-owned subsidiary of Entergy Power Development Corporation, sold 25% of its interest in Hub Power Company, Ltd. for $26.9 million, which resulted in an after-tax gain of $9.3 million.

     During the second quarter of 1997, Entergy Power Chile, S.A., an indirect wholly-owned subsidiary of Entergy Power Development Corporation, purchased a 25% interest in the San Isidro project, a 370 MW gas-fired, combined cycle generating facility under construction in Chile. Entergy Power Chile, S.A. is obligated to fund up to $20 million for the cost of completing the plant, scheduled for commercial operation in 1999. The other owner of the project, which is also the developer, is Empresa Nacional de Electricidad, S.A. (Endesa).

      On July 1, 1997, Entergy Security acquired the Ranger American group of companies for an aggregate purchase price of approximately $60.8 million. Ranger American is a leading provider of electronic security services in the largest cities in Texas and in Atlanta, Georgia. This expansion increases Entergy Security's customer total to approximately 140,000 and its annual revenues to more than $53 million. See Note 3 for details regarding the Entergy Corporation common stock that was issued in connection with this acquisition.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


      Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K, and Note 8 herein, for a discussion of Entergy's major competitive growth businesses.

Windfall Profits Tax

      As a result of Parliamentary elections held on May 1, 1997, the Labour Party gained control of the British government. On July 31, 1997, the British government enacted into law a one-time "windfall profits tax" on privatized industries, including regional electric utilities such as London Electricity. An initial examination of the proposed tax indicates that London Electricity's assessment is approximately 140 million British Pounds (approximately $229 million) which will not be deductible for United Kingdom income tax purposes. Payment of the tax is required in two equal installments, the first to be due on December 1, 1997, and the second installment due a year later. The government also decreased the corporate tax rate in the
United Kingdom from the current 33% to 31%, which will be effective as of April 1, 1997. In accordance with SFAS 109, "Accounting for Income Taxes", this reduction in United Kingdom income tax rates will result in a one-time reduction in income tax expense of approximately $65 million to adjust London Electricity's deferred income tax liability to the new rate. Accordingly, the liability for the windfall profits tax (with a corresponding charge against income) and the reduction in London Electricity's deferred income tax liability (with a corresponding reduction in income tax expense), were recorded in July 1997.

Waterford 3 Refueling Outage

      A scheduled 45-day refueling outage for the Waterford 3 nuclear plant began on April 12, 1997. Additional work and two minor incidents caused the outage to be extended from May 27 to mid-June. On May 28, 1997, a start-up transformer at Waterford 3 failed due to an internal fault. A replacement transformer was located and was shipped to Waterford 3, where certain plant configuration changes were made to facilitate its installation. After installation of the replacement transformer, the plant was restarted on July 29, 1997.

Cajun - River Bend

      The RUS entered into an agreement on February 11, 1997 for the sale of Cajun's 30% interest in River Bend to PECO Energy Company
(PECO) pursuant to authorization granted in the Bankruptcy Court Order of August 26, 1996. On July 10, 1997, PECO terminated this agreement with the RUS. Under orders of the Bankruptcy Court, RUS now has until mid-October 1997 to determine whether to sell the Cajun interest to another purchaser, to retain it, or to transfer it to Entergy Gulf States at no cost.

Labor Agreements

      During April 1997, Entergy Gulf States and a union representing 1,000 employees in Texas and Louisiana signed a two-year labor contract (expiring August 14, 1999). The contract stipulate that there will be no layoffs in the next two years and wages will be increased 3% in 1997 and 1998.

       In early July 1997, Entergy Operations and the union representing 317 employees at River Bend, and Entergy Mississippi and the union representing 400 employees signed two-year labor contracts which also stipulates that there will be no layoffs of covered employees over the next two years and that wages will be

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


increased 3% over the next two years. These increases at Entergy Mississippi are to be effective October 15, 1998, and October 15, 1999. The new contract will run from October 1998 to October 2000.

Deregulated Utility Operations

       Entergy Gulf States discontinued regulatory accounting principles in 1989 for its wholesale jurisdiction and steam department, and in 1991 for the Louisiana deregulated portion of River Bend. Operating income from these operations during the three and six months ended June 30, 1997, was $4.6 million and $9.2 million, respectively, compared to $1.8 million and $8.0 million during the comparable periods in 1996.

       The increase in operating income from these deregulated operations for the three and six months ended June 30, 1997 was principally due to decreased steam products expenses, partially offset by reduced wholesale jurisdiction revenues. The future impact of the deregulated utility operations on Entergy's and Entergy Gulf States' results of operations and financial position will depend on future operating costs, future efficiency and availability of generating units, and future market prices for energy over the remaining life of the assets.

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

      In the event that all or a portion of a utility's operations cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation, or a change in the competitive environment for the utility's regulated services, the utility is required to discontinue application of SFAS 71 for the relevant portion of its operations by eliminating from the balance sheet the effects of any actions of regulators recorded as regulatory assets and liabilities. Discontinuation of the application of SFAS 71 would have a material adverse impact on Entergy's financial statements.

       The SEC has expressed concern regarding the continuing applicability of SFAS 71 to the financial statements of electric utilities which either have been ordered by regulators to adopt transition to competition plans, or as in a number of other states, are in the process of participating with the state legislature and/or regulators in the development of such plans. While such plans may call for rate caps or decreases, they generally provide for recovery of above market rate generating plant and other regulatory assets (stranded costs). The SEC is concerned that portions of entities subject to such plans may not meet the criteria for the continued application of SFAS 71. The Emerging Issues Task Force of the FASB
(EITF) met in May and July of 1997 to address the issues of when such an entity should discontinue the application of SFAS 71, and how SFAS 101 should be applied to a portion of an entity subject to such a plan. As a result of these meetings, a consensus was reached

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


that SFAS 71 should be discontinued at a date no later than when the details of the transition to competition plan for that portion of the entity are known. Additionally, the EITF reached a consensus that stranded costs which are to be recovered through cash flows derived from another portion of the entity which continues to apply SFAS 71 should not be written off and considered regulatory assets of that segment which will continue to apply SFAS 71.

      The domestic utility companies' and System Energy's financial statements continue to apply SFAS 71 for their regulated operations, except for those portions of Entergy Gulf States' business described in "Deregulated Utility Operations" above. Although discussions with regulatory authorities regarding retail competition have occurred and are expected to continue, no final transition to competition plan has been adopted, and therefore, the regulated operations continue to apply SFAS 71. See Note 1 to the Form 10-K for additional discussion of Entergy's application of SFAS 71.

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

Year 2000 Issues

      Like many companies, Entergy is currently evaluating its computer software and databases to determine the extent to which modifications are required to prevent problems related to the year 2000, and the resources which will be required to make such
modifications.   These  problems  could  result  in  malfunctions  in
certain software and databases with respect to dates on or after January 1, 2000, unless corrected. Entergy is evaluating the cost of making the necessary modifications required to correct any "Year 2000" problems.

Financial Derivatives

      Derivative instruments have been used by Entergy on a limited basis. Entergy uses financial derivatives only to mitigate business risks and not for speculative purposes. See Notes 7 and 9 to the Form 10-K and Note 4 herein for additional information concerning Entergy's derivative instruments outstanding as of December 31, 1996, and June 30, 1997.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      On February 7, 1997, Entergy Corporation made unconditional its offer to acquire London Electricity. In accordance with the purchase method of accounting, the results of operations for the three and six months ended June 30, 1996 of Entergy Corporation and subsidiaries reported in the Statements of Consolidated Income and Cash Flows do not include London Electricity's results of operations. Consolidated net income for the three and six months ended June 30, 1997 includes a positive effect due to the inclusion of London Electricity results subsequent to February 1, 1997. See Note 8 for additional information regarding London Electricity.

Net Income

      Consolidated net income decreased for the three months ended June 30, 1997 primarily due to a decrease in electric revenues and an increase in other operation and maintenance expense, partially offset by an increase in competitive growth business revenue and a decrease in income tax expense. Consolidated net income increased for the six months ended June 30, 1997 primarily due to the $174 million net of tax write-off of River Bend rate deferrals in January 1996 pursuant to SFAS 121. Excluding this item, net income would have decreased $19.2 million for the six months ended June 30, 1997 primarily due to a decrease in electric revenues and an increase in other operations and maintenance expense, partially offset by an increase in competitive growth business revenue and a decrease in income tax expense.

      The increase in competitive growth business revenues for the three and six months ended June 30, 1997 was primarily due to the inclusion of London Electricity revenues and increased earnings of CitiPower. London Electricity contributed earnings of $9.4 million or $0.04 per share for the three months ended June 30, 1997 and $25.0 million or $0.11 per share for the six months ended June 30, 1997 to consolidated net income. CitiPower's net income increased primarily due to favorable weather trends and due to restructuring charges that were recorded in 1996.

      Significant factors affecting the results of operations and causing variances between the three and six months ended June 30, 1997 and 1996 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

      The changes in electric operating revenues associated with Entergy's domestic regulated operations for the three and six months ended June 30, 1997 are as follows:

                                      Three Months Ended     Six Months Ended
Description                           Increase/(Decrease)  Increase/(Decrease)
                                                     (In Millions)
Change in base revenues                     ($14.8)                ($37.8)
Rate riders                                  (12.9)                 (17.4)
Fuel cost recovery                           (39.8)                  23.1
Sales volume/weather                         (39.8)                 (36.0)
Other revenue (including unbilled)           (42.6)                 (29.1)
Sales for resale                             (22.0)                 (35.8)
                                           -------                -------
   Total                                   ($171.9)               ($133.0)
                                           =======                =======

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      Electric operating revenues of the domestic utility companies and System Energy decreased for the three and six months ended June 30, 1997 primarily due to reductions in base revenues, the impact of milder weather in the current period, reductions in other revenue, and a decrease in sales for resale to non-associated utilities. Base revenues decreased primarily due to rate reductions for Louisiana retail customers, aggressive pricing strategies for targeted customer segments, and a change in sales mix from residential and commercial customers to industrial customers at Entergy Gulf States. The decrease in other revenue is primarily due to the impact in 1996 of a non-recurring adjustment to reserve for a potential refund associated with a change in accounting for unbilled revenue in 1993, as well as lower unbilled revenue in the current period. Unbilled revenues decreased primarily due to milder weather in the current period. The decrease in sales for resale to non-associated utilities is primarily due to changes in generation requirements and availability among the domestic utility companies. Fuel cost recovery decreased for the three months ended June 30, 1997 primarily due to lower fuel prices and milder weather, which caused a decrease in energy sales. Fuel cost recovery increased for the six months ended June 30, 1997 due to a PUCT order which approved recovery of under-recovered fuel expenses at Entergy Gulf States. See Note 2 herein for further discussion.

     Competitive growth business revenues increased for the three and six months ended June 30, 1997 primarily due to the February 1997 acquisition of London Electricity. London Electricity generated revenues of $463.2 million and $854.4 million for the three and six months ended June 30, 1997, respectively.

Expenses

      Operating expenses for the three months ended June 30, 1997 and the portion of the six months ended June 1997 subsequent to February 1 include the operating expenses of London Electricity, which were not included in the prior year's financial statements. Excluding the operating expenses of London Electricity, Entergy's operating expenses for the three and six months ended June 30, 1997 are discussed below.

      For the three months ended June 30, 1997, operating expenses decreased by approximately $35.4 million primarily due to lower fuel expenses, partially offset by an increase in other operations and maintenance expense. Fuel expenses decreased primarily due to lower fuel prices and a decrease in energy sales as a result of the milder weather in the current period. The increase in other operations and maintenance expense is primarily due to an increase in non-outage related maintenance expense at Waterford 3 and an increase in maintenance expense at certain fossil plants.

      Operating expenses increased by approximately $32 million for the six months ended June 30, 1997 primarily due to an increase in depreciation, amortization and decommissioning expense and a decrease in rate deferrals, partially offset by a decrease in fuel expenses. The increase in depreciation, amortization, and decommissioning is due to (i) additional depreciation recorded by System Energy associated with the sale and leaseback in 1989 of a portion of Grand Gulf 1 and (ii) plant additions and improvements. Rate deferrals recorded in the first quarter of 1996 relate primarily to the LPSC-approved rate deferral of the Waterford 3 property tax first imposed in 1996. This tax is currently included in base rates. Fuel expenses decreased primarily due to a decrease in energy sales as a result of the milder weather in the current period and lower fuel prices.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Other

      Other income increased for the six months ended June 30, 1997 primarily as a result of the 1996 write-off of River Bend rate deferrals pursuant to SFAS 121. Excluding London Electricity, interest on long-term debt decreased for the three and six months ended June 30, 1997 due primarily to ongoing retirement and refinancing of higher cost debt. Interest on debt associated with the London Electricity acquisition more than offset this decrease. Income tax expense decreased for the three months ended June 30, 1997 primarily due to lower pretax income.

                     ENTERGY CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED INCOME
         For the Three and Six Months Ended June 30, 1997 and 1996
                                (Unaudited)

                                                                Three Months Ended          Six Months Ended
                                                              1997           1996          1997          1996
                                                                   (In Thousands, Except Share Data)
Operating Revenues:
  Electric                                                  $1,502,742     $1,674,610    $2,954,667    $3,087,678
  Natural gas                                                   23,025         28,991        80,521        86,464
  Steam products                                                12,872         15,214        23,961        30,792
  Competitive growth businesses                                639,451        134,862     1,164,694       247,735
                                                            ----------     ----------    ----------    ----------
        Total                                                2,178,090      1,853,677     4,223,843     3,452,669
                                                            ----------     ----------    ----------    ----------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                                339,778        405,549       738,520       781,313
     Purchased power                                           469,726        189,153       890,688       347,310
     Nuclear refueling outage expenses                          13,172         13,739        30,408        27,948
     Other operation and maintenance                           512,830        380,085       938,917       733,297
  Depreciation, amortization, and decommissioning              241,286        195,100       469,315       389,667
  Taxes other than income taxes                                 90,205         89,942       183,196       178,913
  Rate deferrals                                                (7,909)       (11,273)      (17,484)      (31,075)
  Amortization of rate deferrals                                85,115         90,213       184,178       181,724
                                                            ----------     ----------    ----------    ----------
        Total                                                1,744,203      1,352,508     3,417,738     2,609,097
                                                            ----------     ----------    ----------    ----------

Operating Income                                               433,887        501,169       806,105       843,572
                                                            ----------     ----------    ----------    ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                           3,035          2,796         6,068         5,354
  Write-off of River Bend rate deferrals                             -              -             -      (194,498)
  Miscellaneous - net                                           29,224         12,682        46,617        23,461
                                                            ----------     ----------    ----------    ----------
        Total                                                   32,259         15,478        52,685      (165,683)
                                                            ----------     ----------    ----------    ----------

Interest Charges:
  Interest on long-term debt                                   205,310        174,704       390,800       347,547
  Other interest - net                                          11,148         10,098        23,053        21,945
  Distributions on preferred securities of subsidiaries          4,710              -         8,882             -
  Allowance for borrowed funds used
   during construction                                          (2,440)        (2,329)       (4,877)       (4,467)
                                                            ----------     ----------    ----------    ----------
        Total                                                  218,728        182,473       417,858       365,025
                                                            ----------     ----------    ----------    ----------

Income Before Income Taxes                                     247,418        334,174       440,932       312,864

Income Taxes                                                    88,839        127,473       155,868       175,153
                                                            ----------     ----------    ----------    ----------

Net Income                                                     158,579        206,701       285,064       137,711

Preferred and Preference Dividend Requirements of
   Subsidiaries and Other                                       12,303         18,378        29,026        36,459
                                                            ----------     ----------    ----------    ----------

Earnings Applicable to Common Stock                           $146,276       $188,323      $256,038      $101,252
                                                            ==========     ==========    ==========    ==========
Earnings per average common share                                $0.61          $0.83         $1.08         $0.44
Dividends declared per common share                              $0.45              -         $0.90         $0.90
Average number of common shares outstanding                238,577,894    228,036,032   236,865,266   227,908,318

See Notes to Financial Statements.


                          ENTERGY CORPORATION AND SUBSIDIARIES
                          STATEMENTS OF CONSOLIDATED CASH FLOWS
                    For the Six Months Ended June 30, 1997 and 1996
                                       (Unaudited)

                                                                1997            1996
                                                                   (In Thousands)
Operating Activities:
  Net income                                                   $285,064         $137,711
  Noncash items included in net income:
    Write-off of River Bend rate deferrals                            -          194,498
    Change in rate deferrals/excess capacity-net                223,311          210,399
    Depreciation, amortization, and decommissioning             469,315          390,038
    Deferred income taxes and investment tax credits            (70,123)         (49,738)
    Allowance for equity funds used during
      construction                                               (5,475)          (5,354)
  Changes in working capital:
    Receivables                                                   8,750         (101,595)
    Fuel inventory                                               37,965            7,348
    Accounts payable                                            (23,891)           7,740
    Taxes accrued                                               106,367           63,797
    Interest accrued                                                868           (6,238)
    Other working capital accounts                              (98,449)        (132,057)
  Decommissioning trust contributions                           (41,757)         (26,157)
  Other                                                         (51,731)         (64,015)
                                                             -----------      -----------
    Net cash flow provided by operating activities              840,214          626,377
                                                             -----------      -----------
Investing Activities:
  Construction/capital expenditures                            (296,817)        (285,411)
  Allowance for equity funds used during construction             5,475            5,354
  Nuclear fuel purchases                                        (52,323)         (73,782)
  Proceeds from sale/leaseback of nuclear fuel                   79,512           54,241
  Acquisition of London Electricity, net of cash
    acquired                                                 (1,980,631)               -
  Acquisition of CitiPower                                            -       (1,156,112)
  Investment in nonregulated/nonutility properties               78,537           (6,426)
  Other                                                         (20,767)         (20,752)
                                                             -----------      -----------
    Net cash flow used in investing activities               (2,187,014)      (1,482,888)
                                                             -----------      -----------


                      ENTERGY CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                For the Six Months Ended June 30, 1997 and 1996
                                    (Unaudited)

                                                                    1997            1996
                                                                       (In Thousands)
Financing Activities:
  Proceeds from the issuance of:
    General and refunding mortgage bonds                           64,827           39,608
    First mortgage bonds                                           84,064          198,250
    Bank notes and other long-term debt                         1,691,201          947,443
    Preferred securities of subsidiaries trust                     82,323                -
    Common stock                                                  166,870                -
  Retirement of:
    First mortgage bonds                                         (192,504)        (357,016)
    General and refunding mortgage bonds                             (634)         (30,000)
    Other long-term debt                                          (21,160)         (93,373)
  Redemption of preferred stock                                  (103,867)         (25,580)
  Changes in short-term borrowings - net                          113,104          225,025
  Preferred stock dividends paid                                  (27,275)         (36,365)
  Common stock dividends paid                                    (212,141)        (199,493)
                                                                ----------        ---------
    Net cash flow provided by financing activities              1,644,808          668,499
                                                                ----------        ---------
Effect of exchange rates on cash and cash equivalents                 809               73
                                                                ----------        ---------
Net increase (decrease) in cash and cash equivalents              298,817         (187,939)

Cash and cash equivalents at beginning of period                  388,703          533,590
                                                                ----------        ---------
Cash and cash equivalents at end of period                       $687,520         $345,651
                                                                ==========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                         $256,899         $354,051
    Income taxes                                                  $81,165         $159,719
  Noncash investing and financing activities:
     Capital lease obligations incurred                                 -          $16,358
     Change in unrealized appreciation (depreciation) of
       decommissioning trust assets                                $6,268         ($11,103)


See Notes to Financial Statements.

                     ENTERGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                     June 30, 1997 and December 31, 1996
                                 (Unaudited)

                                                                     1997               1996
                                                                         (In Thousands)
                          ASSETS
Current Assets:
  Cash and cash equivalents:
    Cash                                                            $92,263           $34,807
    Temporary cash investments - at cost,
      which approximates market                                     595,257           346,782
    Special deposits                                                      -             7,114
                                                                -----------       -----------
           Total cash and cash equivalents                          687,520           388,703
  Notes receivable                                                    8,708             1,384
  Accounts receivable:
         Customer (less allowance for doubtful accounts of
       $17.2 million in 1997 and $9.2 million in 1996)              534,148           324,687
    Other                                                           181,641            99,066
    Accrued unbilled revenues                                       478,558           351,429
  Deferred fuel                                                     123,720           122,184
  Fuel inventory                                                    101,638           139,603
  Materials and supplies - at average cost                          370,259           339,622
  Rate deferrals                                                    369,289           444,543
  Prepayments and other                                             216,618           151,312
                                                                -----------       -----------
           Total                                                  3,072,099         2,362,533
                                                                -----------       -----------
Other Property and Investments:
  Decommissioning trust funds                                       399,719           357,962
  Non-regulated investments                                         489,608           513,058
  Other                                                              82,411            59,053
                                                                -----------       -----------
           Total                                                    971,738           930,073

Utility Plant:
  Electric                                                       25,189,766        22,811,164
  Plant acquisition adjustment - Entergy Gulf States                447,293           455,425
  Electric plant under leases                                       674,049           679,991
  Property under capital leases - electric                          142,109           147,277
  Natural gas                                                       175,081           168,143
  Steam products                                                     81,743            81,743
  Construction work in progress                                     472,444           401,676
  Nuclear fuel under capital leases                                 274,587           250,651
  Nuclear fuel                                                       60,719           112,625
                                                                -----------       -----------
           Total                                                 27,517,791        25,108,695
  Less - accumulated depreciation and amortization                9,286,199         8,885,572
                                                                -----------       -----------
           Utility plant - net                                   18,231,592        16,223,123
                                                                -----------       -----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                  251,437           399,493
    SFAS 109 regulatory asset - net                               1,195,931         1,196,041
    Unamortized loss on reacquired debt                             207,481           217,664
    Other regulatory assets                                         460,742           435,652
  Long-term receivables                                             212,224           216,082
  CitiPower license (net of $23.3 million of amortization)          563,641           606,214
  London Electricity license (net of $16.3 million of
    amortization)                                                 1,552,542                 -
  Other                                                             263,570           379,419
                                                                -----------       -----------
           Total                                                  4,707,568         3,450,565
                                                                -----------       -----------
           TOTAL                                                $26,982,997       $22,966,294
                                                                ===========       ===========
See Notes to Financial Statements.


                    ENTERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    June 30, 1997 and December 31, 1996
                                (Unaudited)

                                                                1997                1996
                                                                     (In Thousands)
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Currently maturing long-term debt                            $387,630             $345,620
  Notes payable                                                 400,468               20,686
  Accounts payable                                              746,602              554,558
  Customer deposits                                             180,128              155,534
  Taxes accrued                                                 340,776              180,340
  Accumulated deferred income taxes                              54,276               78,010
  Interest accrued                                              206,732              203,425
  Dividends declared                                              8,259                8,950
  Obligations under capital leases                              152,206              151,287
  Other                                                         139,651              184,157
                                                            -----------          -----------
           Total                                              2,616,728            1,882,567
                                                            -----------          -----------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                           4,733,064            3,770,760
  Accumulated deferred investment tax credits                   598,221              607,641
  Obligations under capital leases                              260,922              247,360
  Other                                                       1,502,279            1,298,306
                                                            -----------          -----------
           Total                                              7,094,486            5,924,067
                                                            -----------          -----------
  Long-term debt                                              9,524,296            7,590,804
  Subsidiaries' preferred stock with sinking fund               196,237              216,986
  Subsidiary's preference stock                                 150,000              150,000
  Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts holding
   solely junior subordinated deferrable debentures             215,000              130,000

Shareholders' Equity:
   Subsidiaries' preferred stock without sinking fund           345,954              430,955
    Common stock, $.01 par value, authorized 500,000,000
    shares; issued 240,664,720 shares in 1997 and
    234,456,457 shares in 1996                                    2,407                2,345
   Paid-in capital                                            4,477,900            4,320,591
   Retained earnings                                          2,384,923            2,341,703
   Cumulative foreign currency translation adjustment            10,203               21,725
   Less - treasury stock (1,123,923 shares in 1997 and
    1,496,118 shares in 1996)                                    35,137               45,449
                                                            -----------          -----------
           Total                                              7,186,250            7,071,870
                                                            -----------          -----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                            $26,982,997          $22,966,294
                                                            ===========          ===========
See Notes to Financial Statements.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                         SELECTED OPERATING RESULTS
        For the Three and Six Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                      Three Months Ended     Increase/
           Description                 1997         1996     (Decrease)       %
                                             (In Millions)
Domestic Electric Operating
Revenues:
  Residential                         $ 454.3      $ 516.5     ($62.2)       (12)
  Commercial                            362.4        380.1      (17.7)        (5)
  Industrial                            477.0        497.0      (20.0)        (4)
  Governmental                           40.4         41.2       (0.8)        (2)
                                    ---------------------------------
    Total retail                      1,334.1      1,434.8     (100.7)        (7)
  Sales for resale                       81.0        103.4      (22.4)       (22)
  Other                                  87.6        136.4      (48.8)       (36)
                                    ---------------------------------
    Total                           $ 1,502.7    $ 1,674.6    ($171.9)       (10)
                                    =================================
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                           5,531        6,305       (774)       (12)
  Commercial                            4,952        5,084       (132)        (3)
  Industrial                           11,239       10,984        255          2
  Governmental                            598          591          7          1
                                    ---------------------------------
    Total retail                       22,320       22,964       (644)        (3)
  Sales for resale                      1,828        3,235     (1,407)       (43)
                                    ---------------------------------
    Total                              24,148       26,199     (2,051)        (8)
                                    =================================

                                         Six Months Ended      Increase/
           Description                  1997         1996     (Decrease)       %
                                                 (In Millions)
Domestic Electric Operating
Revenues:
  Residential                         $ 956.4    $ 1,023.5     ($67.1)        (7)
  Commercial                            730.7        734.6       (3.9)        (1)
  Industrial                            973.9        957.3       16.6          2
  Governmental                           82.0         80.0        2.0          3
                                    ---------------------------------
    Total retail                      2,743.0      2,795.4      (52.4)        (2)
  Sales for resale                      157.6        193.6      (36.0)       (19)
  Other                                  54.1         98.7      (44.6)       (45)
                                    ---------------------------------
    Total                           $ 2,954.7    $ 3,087.7    ($133.0)        (4)
                                    =================================

Billed Electric Energy
 Sales (Millions of kWh):
  Residential                          11,931       12,972     (1,041)        (8)
  Commercial                            9,847        9,877        (30)         -
  Industrial                           22,135       21,429        706          3
  Governmental                          1,193        1,147         46          4
                                    ---------------------------------
    Total retail                       45,106       45,425       (319)        (1)
  Sales for resale                      4,253        5,809     (1,556)       (27)
                                    ---------------------------------
    Total                              49,359       51,234     (1,875)        (4)
                                    =================================

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income decreased for the three and six months ended June 30, 1997 as a result of decreased electric operating revenues, partially offset by lower income taxes.

      Significant factors affecting the results of operations and causing variances between the three and six months ended June 30, 1997 and 1996 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

     The changes in electric operating revenues for the three and six months ended June 30, 1997 are as follows:

                                         Three Months Ended   Six Months Ended
Description                              Increase/(Decrease) Increase/(Decrease)
                                                       (In Millions)
Change in base revenues                        ($0.7)                 $0.2
Rate riders                                     (1.8)                 (0.4)
Fuel cost recovery                              (0.6)                  3.2
Sales volume/weather                           (13.9)                (14.7)
Other revenue (including unbilled)              (6.3)                (16.3)
Sales for resale                               (21.1)                (24.7)
                                              ------                ------
   Total                                      ($44.4)               ($52.7)
                                              ======                ======

      Electric operating revenues decreased for the three and six months ended June 30, 1997 primarily as a result of decreased retail energy sales, sales for resale, and other revenues primarily due to milder weather conditions during the current periods. The decrease in sales for resale resulted from changes in the generation requirements and availability among the domestic utility companies and decreased sales to non-associated companies. Other revenues decreased as a result of decreased unbilled revenues primarily due to milder weather conditions in the current periods.

Expenses

      Operating expenses decreased for the three and six months ended June 30, 1997 primarily due to a decrease in fuel and purchased power expenses. This decrease is due to lower fuel costs and reduced sales caused by milder weather conditions in the current periods.

Other

     Miscellaneous other income - net decreased for the three and six months ended June 30, 1997 due to reduced Grand Gulf 1 carrying charges as a result of a decline in the deferral balance which does not impact net income. Income tax expense decreased for the three and six months ended June 30, 1997 because of lower pretax income.

                        ENTERGY ARKANSAS, INC.
                         STATEMENTS OF INCOME
     For the Three and Six Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                                       Three Months Ended          Six Months Ended
                                                        1997          1996         1997         1996
                                                          (In Thousands)            (In Thousands)
Operating Revenues                                    $423,619      $467,990     $798,350     $851,071
                                                      --------      --------     --------     --------

Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                     62,754        66,475      129,347      131,675
     Purchased power                                   109,120       121,631      203,854      220,256
     Nuclear refueling outage expenses                   5,367         7,541       12,266       15,083
     Other operation and maintenance                    86,085        85,871      171,801      169,136
  Depreciation, amortization, and decommissioning       41,335        40,786       82,784       81,816
  Taxes other than income taxes                          9,101        10,425       18,529       19,443
  Amortization of rate deferrals                        28,984        30,024       68,005       66,470
                                                      --------      --------     --------     --------
        Total                                          342,746       362,753      686,586      703,879
                                                      --------      --------     --------     --------
Operating Income                                        80,873       105,237      111,764      147,192
                                                      --------      --------     --------     --------

Other Income:
  Allowance for equity funds used
   during construction                                   1,445         1,061        2,888        2,151
  Miscellaneous - net                                    5,090         7,891       10,414       16,130
                                                      --------      --------     --------     --------
        Total                                            6,535         8,952       13,302       18,281
                                                      --------      --------     --------     --------

Interest Charges:
  Interest on long-term debt                            23,777        24,932       48,227       49,767
  Other interest - net                                     971         1,260        1,900        2,287
  Distributions on preferred securities                  1,275             -        2,550            -
    of subsidiary
  Allowance for borrowed funds used
   during construction                                    (869)         (634)      (1,737)      (1,299)
                                                      --------      --------     --------     --------
        Total                                           25,154        25,558       50,940       50,755
                                                      --------      --------     --------     --------

Income Before Income Taxes                              62,254        88,631       74,126      114,718

Income Taxes                                            24,169        32,919       26,193       39,738
                                                      --------      --------     --------     --------

Net Income                                              38,085        55,712       47,933       74,980

Preferred Stock Dividend Requirements
  and Other                                              2,798         4,426        5,630        8,884
                                                      --------      --------     --------     --------

Earnings Applicable to Common Stock                    $35,287       $51,286      $42,303      $66,096
                                                      ========      ========     ========     ========

See Notes to Financial Statements.

                               ENTERGY ARKANSAS, INC.
                             STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1997 and 1996
                                     (Unaudited)
                                                              1997           1996
                                                                 (In Thousands)
Operating Activities:
  Net income                                                   $47,933        $74,980
  Noncash items included in net income:
    Change in rate deferrals/excess capacity-net                81,151         69,808
    Depreciation, amortization, and decommissioning             82,784         81,816
    Deferred income taxes and investment tax credits           (30,693)       (28,555)
    Allowance for equity funds used during construction         (2,888)        (2,151)
  Changes in working capital:
    Receivables                                                 29,939        (28,948)
    Fuel inventory                                              29,293             23
    Accounts payable                                           (22,365)        (7,352)
    Taxes accrued                                               11,613         15,028
    Interest accrued                                               622         (3,500)
    Other working capital accounts                             (33,731)          2,254
  Decommissioning trust contributions                           (7,869)        (7,530)
  Provision for estimated losses and reserves                    5,383          2,362
  Other                                                        (13,509)       (10,471)
                                                               --------       --------
    Net cash flow provided by operating activities             177,663        157,764
                                                               --------       --------
Investing Activities:
  Construction expenditures                                    (61,664)       (67,212)
  Allowance for equity funds used during construction            2,888          2,151
  Nuclear fuel purchases                                       (36,532)       (26,049)
  Proceeds from sale/leaseback of nuclear fuel                  36,553         25,437
                                                               --------       --------
    Net cash flow used in investing activities                 (58,755)       (65,673)
                                                               --------       --------
Financing Activities:
  Proceeds from issuance of first mortgage bonds                84,064         84,256
  Retirement of first mortgage bonds                          (117,587)      (112,807)
  Redemption of preferred stock                                      -         (4,000)
  Dividends paid:
    Common stock                                               (31,400)       (15,300)
    Preferred stock                                             (5,729)        (8,983)
                                                               --------       --------
    Net cash flow used in financing activities                 (70,652)       (56,834)
                                                               --------       --------
Net increase in cash and cash equivalents                       48,256         35,257

Cash and cash equivalents at beginning of period                43,857         11,798
                                                               --------       --------
Cash and cash equivalents at end of period                     $92,113        $47,055
                                                               ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                       $41,995        $49,169
    Income taxes                                               $40,864        $56,452
  Noncash investing and financing activities:
    Capital lease obligations incurred                               -        $16,358
    Change in unrealized appreciation (depreciation) of
     decommissioning trust assets                               $5,817        ($7,482)

See Notes to Financial Statements.

                        ENTERGY ARKANSAS, INC.
                             BALANCE SHEETS
                  June 30, 1997 and December 31, 1996
                              (Unaudited)

                                                                 1997          1996
                                                                  (In Thousands)
                      ASSETS
Current Assets:
  Cash and cash equivalents:
    Cash                                                       $11,772        $5,117
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                    23,184        17,462
        Other                                                   57,157        21,278
                                                            ----------    ----------
           Total cash and cash equivalents                      92,113        43,857
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $2.3 million in 1997 and 1996)                          54,353        71,144
    Associated companies                                        29,592        45,303
    Other                                                        1,215         5,862
    Accrued unbilled revenues                                  111,974       104,764
  Fuel inventory - at average cost                              28,026        57,319
  Materials and supplies - at average cost                      82,927        72,976
  Rate deferrals                                               120,706       153,141
  Deferred excess capacity                                       4,424         9,005
  Deferred nuclear refueling outage costs                       37,977        24,534
  Prepayments and other                                          7,000         7,491
                                                            ----------    ----------
           Total                                               570,307       595,396
                                                            ----------    ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity                11,211        11,211
  Decommissioning trust fund                                   221,374       203,274
  Other - at cost (less accumulated depreciation)                3,887         5,058
                                                            ----------    ----------
           Total                                               236,472       219,543
                                                            ----------    ----------

Utility Plant:
  Electric                                                   4,610,523     4,578,728
  Property under capital leases                                 56,613        57,869
  Construction work in progress                                116,834        83,524
  Nuclear fuel under capital lease                              95,040        79,103
  Nuclear fuel                                                       -        27,500
                                                            ----------    ----------
           Total                                             4,879,010     4,826,724
  Less - accumulated depreciation and amortization           2,057,738     1,976,204
                                                            ----------    ----------
           Utility plant - net                               2,821,272     2,850,520
                                                            ----------    ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                              31,114        75,249
    SFAS 109 regulatory asset - net                            250,225       244,767
    Unamortized loss on reacquired debt                         55,647        56,664
    Other regulatory assets                                     94,432        80,257
  Other                                                         31,031        31,421
                                                            ----------    ----------
           Total                                               462,449       488,358
                                                            ----------    ----------

           TOTAL                                            $4,090,500    $4,153,817
                                                            ==========    ==========
See Notes to Financial Statements.

                         ENTERGY ARKANSAS, INC.
                             BALANCE SHEETS
                 June 30, 1997 and December 31, 1996
                              (Unaudited)

                                                                  1997            1996
                                                                      (In Thousands)
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Currently maturing long-term debt                              $17,465        $32,465
  Notes payable                                                      667            667
  Accounts payable:
    Associated companies                                          47,583         91,205
    Other                                                         91,346         97,589
  Customer deposits                                               23,917         21,800
  Taxes accrued                                                   65,807         54,194
  Accumulated deferred income taxes                               58,889         70,506
  Interest accrued                                                28,247         27,625
  Co-owner advances                                               18,819         33,873
  Deferred fuel cost                                              12,995          6,955
  Obligations under capital leases                                53,086         53,012
  Other                                                           14,036         17,967
                                                              ----------     ----------
           Total                                                 432,857        507,858
                                                              ----------     ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                              778,092        785,994
  Accumulated deferred investment tax credits                    106,103        108,307
  Obligations under capital leases                                98,567         83,940
  Other                                                          128,099        113,998
                                                              ----------     ----------
           Total                                               1,110,861      1,092,239
                                                              ----------     ----------

Long-term debt                                                 1,241,548      1,255,388
Preferred stock with sinking fund                                 36,027         40,027
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                60,000         60,000

Shareholders' Equity:
  Preferred stock without sinking fund                           116,350        116,350
  Common stock, $0.01 par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares                                                470            470
  Paid-in capital                                                590,169        590,169
  Retained earnings                                              502,218        491,316
                                                              ----------     ----------
           Total                                               1,209,207      1,198,305
                                                              ----------     ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                              $4,090,500     $4,153,817
                                                              ==========     ==========
See Notes to Financial Statements.

                        ENTERGY ARKANSAS, INC.
                      SELECTED OPERATING RESULTS
      For the Three and Six Months Ended June 30, 1997 and 1996


                                       Three Months Ended   Increase/
           Description                  1997       1996     (Decrease)      %
                                               (In Millions)
Electric Operating Revenues:
  Residential                         $ 105.2    $ 118.3     ($13.1)       (11)
  Commercial                             75.9       77.3       (1.4)        (2)
  Industrial                             84.2       87.3       (3.1)        (4)
  Governmental                            4.6        4.1        0.5         12
                                      -----------------------------
    Total retail                        269.9      287.0      (17.1)        (6)
  Sales for resale
     Associated companies                61.6       75.6      (14.0)       (19)
     Non-associated companies            51.0       58.1       (7.1)       (12)
  Other                                  41.1       47.3       (6.2)       (13)
                                      -----------------------------
    Total                             $ 423.6    $ 468.0     ($44.4)        (9)
                                      =============================
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                           1,091      1,274       (183)       (14)
  Commercial                              972      1,038        (66)        (6)
  Industrial                            1,541      1,567        (26)        (2)
  Governmental                             57         57          0          -
                                      -----------------------------
    Total retail                        3,661      3,936       (275)        (7)
  Sales for resale
     Associated companies               2,906      3,113       (207)        (7)
     Non-associated companies           1,515      2,034       (519)       (26)
                                      -----------------------------
    Total                               8,082      9,083     (1,001)       (11)
                                      =============================

                                       Six Months Ended     Increase/
             Description                1997       1996     (Decrease)       %
                                              (In Millions)
Electric Operating Revenues:
  Residential                         $ 236.6    $ 250.5     ($13.9)        (6)
  Commercial                            148.5      147.9        0.6          -
  Industrial                            165.8      165.0        0.8          -
  Governmental                            8.9        8.2        0.7          9
                                      -----------------------------
    Total retail                        559.8      571.6      (11.8)        (2)
  Sales for resale
     Associated companies               122.4      135.4      (13.0)       (10)
     Non-associated companies            95.2      106.9      (11.7)       (11)
  Other                                  21.0       37.2      (16.2)       (44)
                                      -----------------------------
    Total                             $ 798.4    $ 851.1     ($52.7)        (6)
                                      =============================
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                           2,609      2,845       (236)        (8)
  Commercial                            1,980      2,034        (54)        (3)
  Industrial                            3,111      3,092         19          1
  Governmental                            117        113          4          4
                                      -----------------------------
    Total retail                        7,817      8,084       (267)        (3)
  Sales for resale
     Associated companies               5,880      5,767        113          2
     Non-associated companies           3,011      3,708       (697)       (19)
                                      -----------------------------
    Total                              16,708     17,559       (851)        (5)
                                      =============================


                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three months ended June 30, 1997 primarily due to decreased electric operating revenues, partially offset by a decrease in interest on long-term debt and income taxes.

      Net income increased for the six months ended June 30, 1997 primarily due to the $174 million net of tax write-off of River Bend rate deferrals required by the adoption of SFAS 121 in the first quarter of 1996. Excluding the effect of the write-off, net income for the six months ended June 30, 1997 would have decreased approximately $10.4 million due to decreased electric operating revenues. The decrease in net income is partially offset by reduced other operation and maintenance expense and interest on long-term debt.

      Significant factors affecting the results of operations and causing variances between the three and six months ended June 30, 1997 and 1996 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

     The changes in electric operating revenues for the three and six months ended June 30, 1997 are as follows:

                                     Three Months Ended     Six Months Ended
Description                          Increase/(Decrease)   Increase/(Decrease)
                                                   (In Millions)
Change in base revenues                     ($9.6)                ($26.5)
Fuel cost recovery                           (0.4)                  22.0
Sales volume/weather                         (2.7)                   3.8
Other revenue (including unbilled)          (24.3)                  (7.2)
Sales for resale                             (8.8)                 (15.9)
                                           ------                 ------
   Total                                   ($45.8)                ($23.8)
                                           ======                 ======

     Electric operating revenues decreased for the three months ended June 30, 1997 as a result of decreased other revenue, base revenues, and sales for resale. The decrease in other revenue is primarily due to the impact in 1996 of a non-recurring adjustment to reserve for a potential refund associated with a change in accounting for unbilled revenue in 1993 as well as lower unbilled revenue. Excluding the non-recurring adjustment, unbilled revenue decreased due to the change in generation for the three months ended June 30, 1997 as compared to the change in generation for the three months ended June 30, 1996.
Base   revenues   decreased  primarily  due  to  aggressive   pricing
strategies for targeted customer segments and a change in the sales mix from residential and commercial customers to industrial customers primarily due to the impact of milder weather. Sales for resale decreased primarily due to changes in generation requirements for non-associated customers.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      Electric operating revenues decreased for the six months ended June 30, 1997 as a result of decreased base revenue, other revenue, and sales for resale, partially offset by an increase in fuel adjustment  revenue.  Base revenues decreased primarily due  to  rate reductions implemented for Louisiana retail customers in February 1997, aggressive pricing strategies for targeted customer segments, and a change in the sales mix from residential and commercial customers to industrial customers primarily due to the impact of milder weather. Sales for resale decreased primarily due to changes in generation requirements for non-associated customers. The decrease in other revenue is primarily due to unbilled revenue, which decreased due to the change in generation for the three months ended June 30, 1997 as compared to the change in generation for the three months ended June 30, 1996. Fuel adjustment revenues increased due to a PUCT order which approved recovery of under-recovered fuel expenses. See Note 2 herein for further discussion.

      Gas operating revenues increased for the six months ended June 30, 1997 due to an increase in the fixed fuel factor granted by the LPSC. This increase permits recovery of previously deferred gas costs.

      Steam operating revenues decreased for the three and six months ended June 30, 1997 due to increased customer requirements in 1996.

Expenses

      Fuel expenses, depreciation, amortization, and decommissioning expenses, and amortization of rate deferrals increased for the three and six months ended June 30, 1997. Fuel expenses increased primarily due to a PUCT order which approved recovery of previously under-recovered fuel expenses, as discussed above in "Revenues and Sales". Depreciation, amortization and decommissioning expenses increased primarily due to the purchase of meters and transformers and additions to lines and substations. Amortization of rate deferrals increased based on the LPSC-approved River Bend phase-in-plan. These increases were partially offset by decreased other operation and maintenance expenses and decreased purchased power expenses. The decrease in other operation and maintenance expenses is primarily due to a decrease in the reserve for Cajun's unpaid portion of River Bend related costs which is reflected in long-term receivables. Payments into the registry of the District Court for Entergy Gulf States' portion of expenses for Big Cajun 2, Unit 3, are expected to be recovered during 1997 as a part of the settlement of the disputes between Cajun and Entergy. See Note 1 herein for further discussion. Purchased power decreased due to decreased energy requirements and lower energy prices.

Other

      Other income increased for the six months ended June 30, 1997, primarily due to the write-off of River Bend rate deferrals required by the adoption of SFAS 121 in the first quarter of 1996. Interest charges decreased for the three and six months ended June 30, 1997 due to the retirement of certain high cost long-term debt. Income taxes decreased for the three months ended June 30, 1997 due to lower pretax income. Income taxes increased for the six months ended June 30, 1997 due to higher pretax income.

                            ENTERGY GULF STATES, INC.
                           STATEMENTS OF INCOME (LOSS)
           For the Three and Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                                        Three Months Ended          Six Months Ended
                                                        1997          1996         1997         1996
                                                          (In Thousands)             (In Thousands)
Operating Revenues:
  Electric                                            $457,739      $503,490     $905,877     $929,667
  Natural gas                                            5,810         6,863       27,911       21,739
  Steam products                                        12,872        15,214       23,961       30,792
                                                      --------      --------     --------     --------
        Total                                          476,421       525,567      957,749      982,198
                                                      --------      --------     --------     --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses, and
     gas purchased for resale                          138,692       125,057      259,084      242,466
    Purchased power                                     66,428        86,760      145,769      154,594
    Nuclear refueling outage expenses                    2,573         2,572        5,218        4,932
    Other operation and maintenance                     92,182        97,730      175,444      194,471
  Depreciation, amortization, and decommissioning       53,833        51,504      106,801      102,755
  Taxes other than income taxes                         26,803        25,205       56,010       51,539
  Amortization of rate deferrals                        20,267        18,319       40,766       35,963
                                                      --------      --------     --------     --------
        Total                                          400,778       407,147      789,092      786,720
                                                      --------      --------     --------     --------

Operating Income                                        75,643       118,420      168,657      195,478
                                                      --------      --------     --------     --------

Other Income (Deductions):
  Allowance for equity funds used
    during construction                                    726           739        1,451        1,232
  Write-off of River Bend rate deferrals                     -             -            -     (194,498)
  Miscellaneous - net                                    4,488         5,690        8,589       10,630
                                                      --------      --------     --------     --------
        Total                                            5,214         6,429       10,040     (182,636)
                                                      --------      --------     --------     --------

Interest Charges:
  Interest on long-term debt                            41,755        46,476       83,741       92,964
  Other interest - net                                     978           959        3,716        1,909
  Distributions on preferred securities of               1,860             -        3,182            -
   subsidiary
  Allowance for borrowed funds used
    during construction                                   (620)         (628)      (1,239)      (1,056)
                                                      --------      --------     --------     --------
        Total                                           43,973        46,807       89,400       93,817
                                                      --------      --------     --------     --------

Income (Loss) Before Income Taxes                       36,884        78,042       89,297      (80,975)

Income Taxes                                             9,856        30,902       29,734       24,142
                                                      --------      --------     --------     --------

Net Income (Loss)                                       27,028        47,140       59,563     (105,117)

Preferred and Preference Stock
  Dividend Requirements and Other                        4,995         7,066       13,938       14,285
                                                      --------      --------     --------    ---------

Earnings (Loss) Applicable to Common Stock             $22,033       $40,074      $45,625    ($119,402)
                                                      ========      ========     ========    =========
See Notes to Financial Statements.

                               ENTERGY GULF STATES, INC.
                               STATEMENTS OF CASH FLOWS
                  For the Six Months Ended June 30, 1997 and 1996
                                     (Unaudited)

                                                                 1997            1996
                                                                    (In Thousands)
Operating Activities:
  Net income (loss)                                             $59,563       ($105,117)
  Noncash items included in net income (loss):
    Write-off of River Bend rate deferrals                            -         194,498
    Change in rate deferrals                                     40,549          35,963
    Depreciation, amortization, and decommissioning             106,801         102,755
    Deferred income taxes and investment tax credits             (1,887)         23,368
    Allowance for equity funds used during construction          (1,451)         (1,232)
  Changes in working capital:
    Receivables                                                 (35,261)        (17,731)
    Fuel inventory                                                3,889          (4,962)
    Accounts payable                                             17,673           6,912
    Taxes accrued                                                26,282           1,869
    Interest accrued                                             (1,218)        (16,162)
    Deferred fuel                                                  (205)        (48,671)
    Other working capital accounts                               12,274         (31,198)
  Decommissioning trust contributions                            (3,227)         (2,961)
  Provision for estimated losses and reserves                   (17,021)         (8,222)
  Other                                                           6,752         (15,525)
                                                                --------      ----------
    Net cash flow provided by operating activities              213,513          113,584
                                                                --------      ----------
Investing Activities:
  Construction expenditures                                     (59,558)         (84,521)
  Allowance for equity funds used during construction             1,451            1,232
  Nuclear fuel purchases                                              -          (21,580)
  Proceeds from sale/leaseback of nuclear fuel                        -           23,375
                                                               ---------      -----------
    Net cash flow used in investing activities                 (58,107)          (81,494)
                                                               ---------      -----------
Financing Activities:
  Proceeds from the issuance of:
    Long-term debt                                                    -              780
    Preferred securities of subsidiary trust                     82,323                -
  Retirement of:
    First mortgage bonds                                       (46,917)          (65,959)
    Other long-term debt                                          (425)             (425)
  Redemption of preferred and preference stock                 (89,367)           (4,204)
  Dividends paid on preferred and preference stock             (11,936)          (14,198)
                                                               ---------      -----------
    Net cash flow used in financing activities                 (66,322)          (84,006)
                                                               ---------      -----------
Net increase (decrease) in cash and cash equivalents             89,084          (51,916)

Cash and cash equivalents at beginning of period                122,406          234,604
                                                               ---------      -----------
Cash and cash equivalents at end of period                     $211,490         $182,688
                                                               =========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                        $83,269         $105,598
    Income taxes                                                 $1,158              $70
  Noncash investing and financing activities:
    Change in unrealized appreciation (depreciation) of
      decommissioning trust assets                                 $859            ($752)

See Notes to Financial Statements.

                         ENTERGY GULF STATES, INC.
                             BALANCE SHEETS
                   June 30, 1997 and December 31, 1996
                               (Unaudited)

                                                          1997             1996
                                                              (In Thousands)
                      ASSETS
Current Assets:
  Cash and cash equivalents:
    Cash                                                     $16,467         $6,573
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                  51,689         45,234
        Other                                                143,334         70,599
                                                          ----------     ----------
           Total cash and cash equivalents                   211,490        122,406
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $2.0 million in 1997 and 1996)                        97,230         87,883
    Associated companies                                       7,083          2,777
    Other                                                     40,834         30,758
    Accrued unbilled revenues                                 86,883         75,351
  Deferred fuel costs                                         99,708         99,503
  Accumulated deferred income taxes                           60,059         56,714
  Fuel inventory - at average cost                            41,120         45,009
  Materials and supplies - at average cost                    91,077         86,157
  Rate deferrals                                              69,938        105,456
  Prepayments and other                                       19,312         16,321
                                                          ----------     ----------
           Total                                             824,734        728,335
                                                          ----------     ----------
Other Property and Investments:
  Decommissioning trust fund                                  47,119         41,983
  Other - at cost (less accumulated depreciation)             38,652         38,358
                                                          ----------     ----------
           Total                                              85,771         80,341
                                                          ----------     ----------
Utility Plant:
  Electric                                                 7,164,941      7,112,021
  Natural Gas                                                 47,005         45,443
  Steam products                                              81,743         81,743
  Property under capital leases                               71,422         72,800
  Construction work in progress                              110,326        112,137
  Nuclear fuel under capital lease                            41,631         49,833
                                                          ----------     ----------
           Total                                           7,517,068      7,473,977
  Less - accumulated depreciation and amortization         2,940,806      2,846,083
                                                          ----------     ----------
           Utility plant - net                             4,576,262      4,627,894
                                                          ----------     ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                           102,948        120,158
    SFAS 109 regulatory asset - net                          383,163        372,817
    Unamortized loss on reacquired debt                       51,380         54,761
    Other regulatory assets                                   40,884         45,139
    Long-term receivables                                    212,225        216,082
  Other                                                      197,970        185,921
                                                          ----------     ----------
           Total                                             988,570        994,878
                                                          ----------     ----------
           TOTAL                                          $6,475,337     $6,431,448
                                                        ============     ==========
See Notes to Financial Statements.

                    ENTERGY GULF STATES, INC.
                         BALANCE SHEETS
              June 30, 1997 and December 31, 1996
                          (Unaudited)

                                                           1997           1996
                                                              (In Thousands)
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Currently maturing long-term debt                        $150,865       $160,865
  Accounts payable:
    Associated companies                                     53,636         55,630
    Other                                                   105,208         85,541
  Customer deposits                                          29,026         25,572
  Taxes accrued                                              62,429         36,147
  Interest accrued                                           48,433         49,651
  Nuclear refueling reserve                                  19,488         12,354
  Obligations under capital leases                           39,639         39,110
  Other                                                      27,783         18,186
                                                         ----------     ----------
           Total                                            536,507        483,056
                                                         ----------     ----------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                       1,225,525      1,200,935
  Accumulated deferred investment tax credits               217,667        219,188
  Obligations under capital leases                           69,225         83,524
  Deferred River Bend finance charges                        21,509         33,688
  Other                                                     526,800        539,752
                                                         ----------     ----------
           Total                                          2,060,726      2,077,087
                                                         ----------     ----------
Long-term debt                                            1,878,048      1,915,346
Preferred stock with sinking fund                            75,210         77,459
Preference stock                                            150,000        150,000
Company - obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely junior subordinated deferrable debentures         85,000              -


Shareholders' Equity:
  Preferred stock without sinking fund                       51,444        136,444
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares                                              114,055        114,055
  Paid-in capital                                         1,152,575      1,152,689
  Retained earnings                                         371,772        325,312
                                                         ----------     ----------
           Total                                          1,689,846      1,728,500
                                                         ----------     ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                         $6,475,337     $6,431,448
                                                         ==========     ==========
See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                        SELECTED OPERATING RESULTS
        For the Three and Six Months Ended June 30, 1997 and 1996
                               (Unaudited)

                                     Three Months Ended    Increase/
           Description                1997        1996     (Decrease       %
                                             (In Millions)
Electric Operating Revenues:
  Residential                        $ 133.5     $ 141.9    ($ 8.4)        (6)
  Commercial                           107.0       109.4      (2.4)        (2)
  Industrial                           176.9       177.0      (0.1)         -
  Governmental                           8.5         7.8       0.7          9
                                     -----------------------------
    Total retail                       425.9       436.1     (10.2)        (2)
  Sales for resale
     Associated companies                4.3         2.8       1.5         54
     Non-associated companies           10.8        21.1     (10.3)       (49)
  Other                                 16.7        43.5     (26.8)       (62)
                                     -----------------------------
    Total                            $ 457.7     $ 503.5   ($ 45.8)        (9)
                                     =============================
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                          1,644       1,821      (177)       (10)
  Commercial                           1,530       1,556       (26)        (2)
  Industrial                           4,555       4,163       392          9
  Governmental                           114         110         4          4
                                     -----------------------------
    Total retail                       7,843       7,650       193          3
  Sales for resale
     Associated companies                152          84        68         81
     Non-associated companies            489         678      (189)       (28)
                                     -----------------------------
    Total                              8,484       8,412        72          1
                                     =============================
                                       Six Months Ended     Increase/
           Description                 1997        1996     (Decrease       %
                                              (In Millions)
Electric Operating Revenues:
  Residential                        $ 267.1     $ 276.6    ($ 9.5)        (3)
  Commercial                           212.3       211.9       0.4          -
  Industrial                           354.9       337.6      17.3          5
  Governmental                          16.5        14.8       1.7         11
                                     -----------------------------
    Total retail                       850.8       840.9       9.9          1
  Sales for resale
     Associated companies                5.5         5.5         -          -
     Non-associated companies           24.3        40.2     (15.9)       (40)
  Other                                 25.3        43.1     (17.8)       (41)
                                     -----------------------------
    Total                            $ 905.9     $ 929.7   ($ 23.8)        (3)
                                     =============================
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                          3,437       3,645      (208)        (6)
  Commercial                           3,018       3,018         -          -
  Industrial                           8,720       8,064       656          8
  Governmental                           228         203        25         12
                                     -----------------------------
    Total retail                      15,403      14,930       473          3
  Sales for resale
     Associated companies                199         140        59         42
     Non-associated companies          1,152       1,178       (26)        (2)
                                     -----------------------------
    Total                             16,754      16,248       506          3
                                     =============================

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income decreased for the three and six months ended June 30, 1997 due primarily to decreased electric operating revenues and increased other operation and maintenance expenses. These factors were partially offset by a decrease in income taxes.

      Significant factors affecting the results of operations and causing variances between the three and six months ended June 30, 1997 and 1996 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

     The changes in electric operating revenues for the three and six months ended June 30, 1997 are as follows:

                                      Three Months Ended   Six Months Ended
Description                          Increase/(Decrease)   Increase/(Decrease)
                                                    (In Millions)
Change in base revenues                     ($0.2)                 ($5.9)
Fuel cost recovery                          (23.3)                  (0.9)
Sales volume/weather                        (15.3)                 (17.5)
Other revenue (including unbilled)           (5.1)                  (0.9)
Sales for resale                             (1.7)                  (4.2)
                                           ------                 ------
   Total                                   ($45.6)                ($29.4)
                                           ======                 ======

     Electric operating revenues decreased for the three months ended June 30, 1997 primarily due to lower fuel adjustment revenues, which do not affect net income, and lower sales volume. Fuel adjustment revenues decreased due to lower fuel prices and reduced generation, as described below in "Expenses". Sales volume decreased due to milder weather during the current period.

      Electric operating revenues decreased for the six months ended June 30, 1997 primarily due to lower sales volume and due to a decrease in base revenues. Sales volume decreased due to milder weather during the current period. Base revenues decreased due to a base rate reduction that became effective in the third quarter of 1996.

Expenses

      Fuel expenses decreased for the three and six months ended June 30, 1997. This decrease was partially offset by increases in purchased power, other operation and maintenance expenses, and the impact of 1996 rate deferrals. Fuel expense decreased due to lower fuel prices and due to reduced generation resulting from the extended refueling outage at the Waterford 3 nuclear plant. Purchased power increased during the period due to shifting generation requirements as a result of the refueling outage at Waterford 3. Other operation and maintenance expenses increased due to non-refueling outage related contract work and maintenance performed at Waterford 3. Waterford 3 property taxes recorded in 1996 were offset by the recording of the LPSC-approved rate deferral for these taxes.

Other

      Income taxes decreased for the three and six months ended June 30, 1997 due to lower pretax income.

                               ENTERGY LOUISIANA, INC.
                                STATEMENTS OF INCOME
             For the Three and Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                           Three Months Ended      Six Months Ended
                                                           1997         1996       1997       1996
                                                            (In Thousands)          (In Thousands)
Operating Revenues                                        $412,263    $457,847   $846,246   $875,614
                                                          --------    --------   --------   --------

Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                         61,063     100,662    173,979    191,342
     Purchased power                                       114,557     100,062    210,753    200,937
     Nuclear refueling outage expenses                       1,324       3,933      5,299      7,933
     Other operation and maintenance                        82,301      70,907    156,386    136,677
  Depreciation, amortization, and decommissioning           41,095      41,931     85,466     83,672
  Taxes other than income taxes                             17,581      18,246     35,820     37,980
  Rate deferrals                                                 -      (4,516)         -    (11,375)
  Amortization of rate deferrals                             6,431       6,886     12,752     13,546
                                                          --------    --------   --------   --------
        Total                                              324,352     338,111    680,455    660,712
                                                          --------    --------   --------   --------

Operating Income                                            87,911     119,736    165,791    214,902
                                                          --------    --------   --------   --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                         219         249        437        526
  Miscellaneous - net                                         (276)        442       (917)       728
                                                          --------    --------   --------   --------
        Total                                                  (57)        691       (480)     1,254
                                                          --------    --------   --------   --------

Interest Charges:
  Interest on long-term debt                                30,007      31,062     60,090     61,779
  Other interest - net                                       1,276       2,163      3,211      4,499
  Distributions on preferred securities of subsidiary        1,575           -      3,150          -
  Allowance for borrowed funds used
   during construction                                        (378)       (423)      (756)      (831)
                                                          --------    --------   --------   --------
        Total                                               32,480      32,802     65,695     65,447
                                                          --------    --------   --------   --------

Income Before Income Taxes                                  55,374      87,625     99,616    150,709

Income Taxes                                                22,767      32,240     40,837     54,794
                                                          --------    --------   --------   --------

Net Income                                                  32,607      55,385     58,779     95,915

Preferred Stock Dividend Requirements
  and Other                                                  3,254       5,253      6,846     10,168
                                                          --------    --------   --------   --------

Earnings Applicable to Common Stock                        $29,353     $50,132    $51,933    $85,747
                                                          ========    ========   ========   ========

See Notes to Financial Statements.

                             ENTERGY LOUISIANA, INC.
                            STATEMENTS OF CASH FLOWS
               For the Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                   1997            1996
                                                                      (In Thousands)
Operating Activities:
  Net income                                                      $58,779        $95,915
  Noncash items included in net income:
    Change in rate deferrals                                        5,749         13,546
    Depreciation, amortization, and decommissioning                85,466         83,672
    Deferred income taxes and investment tax credits                1,343        (12,206)
    Allowance for equity funds used during construction              (437)          (526)
  Changes in working capital:
    Receivables                                                   (11,709)       (25,733)
    Accounts payable                                              (11,107)         3,694
    Taxes accrued                                                  12,737         40,291
    Interest accrued                                              (10,083)        (5,901)
    Other working capital accounts                                (21,691)       (14,593)
  Decommissioning trust contributions                              (6,590)        (6,593)
  Provision for estimated losses and reserves                       3,951            836
  Other                                                             8,836        (16,520)
                                                                  --------       --------
    Net cash flow provided by operating activities                115,244        155,882
                                                                  --------       --------
Investing Activities:
  Construction expenditures                                       (36,173)       (53,592)
  Allowance for equity funds used during construction
                                                                      437            526
  Nuclear fuel purchases                                          (42,920)             -
  Proceeds from sale/leaseback of nuclear fuel                     42,920              -
                                                                  --------       --------
    Net cash flow used in investing activities                    (35,736)       (53,066)
                                                                  --------       --------
Financing Activities:
  Proceeds from the issuance of first mortgage bonds                    -        113,994
  Retirement of:
    First mortgage bonds                                          (16,000)      (130,000)
    Other long-term debt                                             (194)          (233)
  Redemption of preferred stock                                    (7,500)        (7,500)
  Changes in short-term borrowings - net                           13,049        (27,386)
  Dividends paid:
    Common stock                                                  (51,500)       (50,200)
    Preferred stock                                                (6,744)       (10,072)
                                                                  --------      ---------
    Net cash flow used in financing activities                    (68,889)      (111,397)
                                                                  --------      ---------
Net increase (decrease) in cash and cash equivalents               10,619         (8,581)

Cash and cash equivalents at beginning of period                   23,746         34,370
                                                                  --------       --------
Cash and cash equivalents at end of period                        $34,365        $25,789
                                                                  ========       ========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest - net of amount capitalized                         $68,469        $68,870
     Income taxes                                                 $17,805        $48,729
   Noncash investing and financing activities:
    Change in unrealized appreciation (depreciation) of
        decommissioning trust assets                                 $633        ($1,814)

 See Notes to Financial Statements.

                        ENTERGY LOUISIANA INC.
                            BALANCE SHEETS
               June 30, 1997 and December 31, 1996
                             (Unaudited)

                                                            1997               1996
                                                                 (In Thousands)
                      ASSETS
Current Assets:
  Cash and cash equivalents:
    Cash                                                     $11,837             $1,804
    Temporary cash investments - at cost,
      which approximates market                               22,528             21,942
                                                          ----------         ----------
           Total cash and cash equivalents                    34,365             23,746
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.4 million in 1997 and 1996)                        76,314             73,823
    Associated companies                                      14,415             11,606
    Other                                                      6,828              7,053
    Accrued unbilled revenues                                 70,513             63,879
  Deferred fuel costs                                         28,453             18,347
  Accumulated deferred income taxes                                -              1,465
  Materials and supplies - at average cost                    82,119             78,449
  Rate deferrals                                                   -              5,749
  Deferred nuclear refueling outage costs                     34,006              5,300
  Prepaid income tax                                           4,808             24,651
  Prepayments and other                                       12,479             10,234
                                                          ----------         ----------
           Total                                             364,300            324,302
                                                          ----------         ----------
Other Property and Investments:
  Nonutility property                                         22,525             22,525
  Decommissioning trust fund                                  58,855             50,481
  Investment in subsidiary companies - at equity              14,230             14,230
                                                          ----------         ----------
           Total                                              95,610             87,236

Utility Plant:
  Electric                                                 5,009,817          4,997,456
  Property under capital leases                              232,582            232,582
  Construction work in progress                               77,994             56,180
  Nuclear fuel under capital lease                            72,415             38,157
  Nuclear fuel                                                 3,067             34,191
                                                          ----------         ----------
           Total                                           5,395,875          5,358,566
  Less - accumulated depreciation and amortization         1,960,778          1,881,847
                                                          ----------         ----------
           Utility plant - net                             3,435,097          3,476,719
                                                          ----------         ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                          287,009            295,836
    Unamortized loss on reacquired debt                       35,510             37,552
    Other regulatory assets                                   24,087             30,320
  Other                                                       27,389             27,313
                                                          ----------         ----------
           Total                                             373,995            391,021
                                                          ----------         ----------
           TOTAL                                          $4,269,002         $4,279,278
                                                          ==========         ==========
See Notes to Financial Statements.

                         ENTERGY LOUISIANA, INC.
                             BALANCE SHEETS
                 June 30, 1997 and December 31, 1996
                              (Unaudited)

                                                                1997               1996
                                                                     (In Thousands)
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Currently maturing long-term debt                             $53,300          $34,275
  Notes payable - associated companies                           44,115           31,066
  Accounts payable:
    Associated companies                                         52,586           73,389
    Other                                                        66,561           89,550
  Customer deposits                                              60,419           59,070
  Taxes accrued                                                  20,127            7,390
  Accumulated deferred income taxes                               8,045                -
  Interest accrued                                               39,166           49,249
  Dividends declared                                              3,252            3,489
  Obligations under capital leases                               28,000           28,000
  Other                                                           6,784            4,940
                                                             ----------       ----------
           Total                                                382,355          380,418
                                                             ----------       ----------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                             820,486          831,093
  Accumulated deferred investment tax credits                   137,088          139,899
  Obligations under capital leases                               44,415           10,156
  Deferred interest - Waterford 3 lease obligation               17,302           16,809
  Other                                                         122,804          114,665
                                                             ----------       ----------
           Total                                              1,142,095        1,112,622
                                                             ----------       ----------
Long-term debt                                                1,338,276        1,373,233
Preferred stock with sinking fund                                85,000           92,500
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures               70,000           70,000

Shareholders' Equity:
  Preferred stock without sinking fund                          100,500          100,500
  Common stock, no par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares                                        1,088,900        1,088,900
  Capital stock expense and other                                (2,321)          (2,659)
  Retained earnings                                              64,197           63,764
                                                             -----------      -----------
           Total                                              1,251,276        1,250,505
                                                             -----------      -----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                             $4,269,002       $4,279,278
                                                             ==========       ==========
See Notes to Financial Statements.

                          ENTERGY LOUISIANA, INC.
                        SELECTED OPERATING RESULTS
        For the Three and Six Months Ended June 30, 1997 and 1996
                                (Unaudited)

                                       Three Months Ended   Increase/
           Description                 1997        1996     (Decrease)      %
                                                (In Millions)
Electric Operating Revenues:
  Residential                         $ 119.5     $ 139.9   ($ 20.4)       (15)
  Commercial                             85.1        90.5      (5.4)        (6)
  Industrial                            169.7       182.5     (12.8)        (7)
  Governmental                            8.1         8.3      (0.2)        (2)
                                      -----------------------------
    Total retail                        382.4       421.2     (38.8)        (9)
  Sales for resale
     Associated companies                 0.5         0.5       0.0          -
     Non-associated companies            13.2        14.9      (1.7)       (11)
  Other                                  16.1        21.2      (5.1)       (24)
                                      -----------------------------
    Total                             $ 412.2     $ 457.8    ($45.6)       (10)
                                      =============================
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                           1,581       1,787      (206)       (12)
  Commercial                            1,127       1,156       (29)        (3)
  Industrial                            4,268       4,400      (132)        (3)
  Governmental                            110         110         0          -
                                      -----------------------------
    Total retail                        7,086       7,453      (367)        (5)
  Sales for resale
     Associated companies                  19          15         4         27
     Non-associated companies             220         280       (60)       (21)
                                      -----------------------------
    Total                               7,325       7,748      (423)        (5)
                                      =============================
                                      Six Months Ended     Increase/
           Description                1997        1996     (Decrease)        %
                                              (In Millions)
Electric Operating Revenues:
  Residential                         $ 252.8     $ 275.2   ($ 22.4)        (8)
  Commercial                            174.6       176.5      (1.9)        (1)
  Industrial                            357.8       358.1      (0.3)         -
  Governmental                           17.1        16.8       0.3          2
                                      -----------------------------
    Total retail                        802.3       826.6     (24.3)        (3)
  Sales for resale
     Associated companies                 0.8         0.7       0.1         14
     Non-associated companies            25.1        29.4      (4.3)       (15)
  Other                                  18.0        18.9      (0.9)        (5)
                                      -----------------------------
    Total                             $ 846.2     $ 875.6    ($29.4)        (3)
                                      =============================
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                           3,304       3,613      (309)        (9)
  Commercial                            2,230       2,248       (18)        (1)
  Industrial                            8,593       8,613       (20)         -
  Governmental                            229         225         4          2
                                      -----------------------------
    Total retail                       14,356      14,699      (343)        (2)
  Sales for resale
     Associated companies                  26          18         8         44
     Non-associated companies             360         513      (153)       (30)
                                      -----------------------------
    Total                              14,742      15,230      (488)        (3)
                                      =============================

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income decreased for the three and six months ended June 30, 1997 primarily due to a decrease in revenues and an increase in other operation and maintenance expenses, partially offset by a decrease in income tax expense.

      Significant factors affecting the results of operations and causing variances between the three and six months ended June 30, 1997 and 1996 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

     The changes in electric operating revenues for the three and six months ended June 30, 1997 are as follows:

                                   Three Months Ended      Six Months Ended
Description                        Increase/(Decrease)    Increase/(Decrease)
                                                (In Millions)

Change in base revenues                    ($1.0)                 ($1.3)
Grand Gulf rate rider                      (11.1)                 (17.0)
Fuel cost recovery                          (6.8)                   1.3
Sales volume/weather                        (4.2)                  (4.2)
Other revenue (including unbilled)          (7.1)                  (9.8)
Sales for resale                            (4.4)                  (7.2)
                                          ------                 ------
   Total                                  ($34.6)                ($38.2)
                                          ======                 ======

      Electric operating revenues decreased for the three and the six months ended June 30, 1997 due to decreases in the Grand Gulf 1 rate rider revenues, other revenue, and sales for resale. Revenue from the Grand Gulf 1 rate rider does not affect net income. In connection  with  an  annual MPSC review, in  October  1996,  Entergy
Mississippi's Grand Gulf 1 rate rider was decreased based on the estimate of costs over the next year. Therefore, Grand Gulf 1 rate rider revenues for the three and six months ended June 30, 1997 were lower than revenues for the same period in 1996. The decrease in other revenue is due to the impact of milder weather on unbilled revenue. Sales for resale decreased as a result of reductions in sales to both associated and non-associated companies due to changes in the generation requirements and availability among domestic utility companies.

Expenses

      Fuel expenses decreased for the three and six months ended June 30, 1997 due to the lower cost of purchased power and lower fuel requirements resulting from decreased energy sales. Other operation and maintenance expenses increased as a result of higher contract work and materials and supplies related to maintenance and plant outage expenses for the three and six months ended June 30, 1997.

      Rate deferrals reducing operating expenses in 1996 and 1997 represent the deferral of Entergy Mississippi's portion of the proposed System Energy rate increase. See Note 2 for a further discussion.

Other

      Income tax expense for the three and six months ended June 30, 1997 decreased because of lower pretax income.

                        ENTERGY MISSISSIPPI, INC.
                          STATEMENTS OF INCOME
       For the Three and Six Months Ended June 30, 1997 and 1996
                             (Unaudited)

                                                     Three Months Ended     Six Months Ended
                                                      1997        1996       1997       1996
                                                     (In Thousands)          (In Thousands)
Operating Revenues                                  $212,892    $247,479   $413,220   $451,381
                                                    --------    --------   --------   --------

Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                   26,526      48,080     66,549     87,826
     Purchased power                                  76,215      68,732    146,574    136,044
     Other operation and maintenance                  33,457      28,828     63,477     56,477
  Depreciation and amortization                       10,682      10,052     21,381     20,079
  Taxes other than income taxes                       11,077      11,148     21,413     20,733
  Rate deferrals                                      (6,289)     (5,372)   (13,903)   (12,523)
  Amortization of rate deferrals                      20,829      28,728     44,640     54,992
                                                    --------    --------   --------   --------
        Total                                        172,497     190,196    350,131    363,628
                                                    --------    --------   --------   --------

Operating Income                                      40,395      57,283     63,089     87,753
                                                    --------    --------   --------   --------

Other Income:
  Allowance for equity funds used
   during construction                                   286         370        572        643
  Miscellaneous - net                                    563         847        251        769
                                                    --------    --------   --------   --------
        Total                                            849       1,217        823      1,412
                                                    --------    --------   --------   --------

Interest Charges:
  Interest on long-term debt                          10,790      11,517     21,413     22,556
  Other interest - net                                   987         935      2,323      1,874
  Allowance for borrowed funds used
   during construction                                  (231)       (297)      (462)      (521)
                                                    --------    --------   --------   --------
        Total                                         11,546      12,155     23,274     23,909
                                                    --------    --------   --------   --------

Income Before Income Taxes                            29,698      46,345     40,638     65,256

Income Taxes                                          10,299      16,527     12,887     22,513
                                                    --------    --------   --------   --------

Net Income                                            19,399      29,818     27,751     42,743

Preferred Stock Dividend Requirements
  and Other                                            1,014       1,392      2,129      2,640
                                                    --------    --------   --------   --------

Earnings Applicable to Common Stock                  $18,385     $28,426    $25,622    $40,103
                                                    ========    ========   ========   ========

See Notes to Financial Statements.

                                ENTERGY MISSISSIPPI, INC.
                                STATEMENTS OF CASH FLOWS
                    For the Six Months Ended June 30, 1997 and 1996
                                      (Unaudited)

                                                                1997             1996
                                                                    (In Thousands)
Operating Activities:
  Net income                                                   $27,751          $42,743
  Noncash items included in net income:
    Change in rate deferrals                                    71,422           62,928
    Depreciation and amortization                               21,381           20,079
    Deferred income taxes and investment tax credits           (13,203)         (15,472)
    Allowance for equity funds used during
      construction                                                (572)            (643)
  Changes in working capital:
    Receivables                                                  6,893          (25,853)
    Fuel inventory                                               2,112            1,752
    Accounts payable                                            (2,733)          15,136
    Taxes accrued                                               18,235            1,132
    Interest accrued                                            (2,204)          (2,646)
    Other working capital accounts                              (2,896)           2,985
  Change in other regulatory assets                            (39,006)         (19,431)
  Other                                                            443           (1,974)
                                                               --------         --------
    Net cash flow provided by operating activities              87,623           80,736
                                                               --------         --------
Investing Activities:
  Construction expenditures                                    (25,426)         (42,256)
  Allowance for equity funds used during construction              572              643
                                                               --------         --------
    Net cash flow used in investing activities                 (24,854)         (41,613)
                                                               --------         --------
Financing Activities:
  Proceeds from the issuance of general and refunding
    mortgage bonds                                              64,827                -
  Retirement of:
    First mortgage bonds                                             -          (25,000)
    Other long-term debt                                           (15)             (15)
  Redemption of preferred stock                                 (7,000)          (9,876)
  Changes in short-term borrowings - net                       (50,253)           2,209
  Dividends paid:
    Common stock                                               (19,600)         (17,000)
    Preferred stock                                             (2,142)          (2,630)
                                                               --------         --------
    Net cash flow used in financing activities                 (14,183)         (52,312)
                                                               --------         --------
Net increase (decrease) in cash and cash equivalents            48,586         ($13,189)

Cash and cash equivalents at beginning of period                 9,498           16,945
                                                               --------         --------
Cash and cash equivalents at end of period                     $58,084           $3,756
                                                               ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                       $24,864          $25,928
    Income taxes (refund)                                      ($7,039)         $23,973

See Notes to Financial Statements.

                     ENTERGY MISSISSIPPI, INC.
                          BALANCE SHEETS
              June 30, 1997 and December 31, 1996
                          (Unaudited)

                                                            1997             1996
                                                               (In Thousands)
                      ASSETS
Current Assets:
  Cash and cash equivalents:
    Cash                                                    $6,699           $2,384
    Special deposits                                             -            7,114
    Temporary cash investments - at cost,
      which approximates market                             51,385                -
                                                        ----------       ----------
           Total cash and cash equivalents                  58,084            9,498
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.4 million in 1997 and 1996)                      31,639           44,809
    Associated companies                                     5,311            4,382
    Other                                                    1,769            2,014
    Accrued unbilled revenues                               54,977           49,383
  Fuel inventory - at average cost                           4,549            6,661
  Materials and supplies - at average cost                  20,445           17,567
  Rate deferrals                                           140,807          142,504
  Prepayments and other                                      8,647            7,434
                                                        ----------       ----------
           Total                                           326,228          284,252
                                                        ----------       ----------
Other Property and Investments:
  Investment in subsidiary companies - at equity             5,531            5,531
  Other - at cost (less accumulated depreciation)            7,850            7,923
                                                        ----------       ----------
           Total                                            13,381           13,454
                                                        ----------       ----------
Utility Plant:
  Electric                                               1,650,394        1,633,484
  Construction work in progress                             52,410           47,373
                                                        ----------       ----------
           Total                                         1,702,804        1,680,857
  Less - accumulated depreciation and amortization         652,362          635,754
                                                        ----------       ----------
           Utility plant - net                           1,050,442        1,045,103
                                                        ----------       ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                          34,863          104,588
    SFAS 109 regulatory asset - net                         16,781           11,813
    Unamortized loss on reacquired debt                      8,829            9,254
    Other regulatory assets                                 85,315           46,309
  Other                                                      6,434            6,693
                                                        ----------       ----------
           Total                                           152,222          178,657
                                                        ----------       ----------
           TOTAL                                        $1,542,273       $1,521,466
                                                        ==========       ==========
See Notes to Financial Statements.


                      ENTERGY MISSISSIPPI, INC.
                           BALANCE SHEETS
                June 30, 1997 and December 31, 1996
                            (Unaudited)

                                                             1997               1996
                                                                 (In Thousands)
      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Currently maturing long-term debt                          $96,000          $96,015
  Notes payable - associated companies                             -           50,253
  Accounts payable:
    Associated companies                                      30,613           32,878
    Other                                                     23,233           23,701
  Customer deposits                                           27,145           26,258
  Taxes accrued                                               44,717           26,482
  Accumulated deferred income taxes                           57,985           58,634
  Interest accrued                                            18,705           20,909
  Other                                                        3,259            3,065
                                                          ----------       ----------
           Total                                             301,657          338,195
                                                          ----------       ----------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                          244,588          249,522
  Accumulated deferred investment tax credits                 24,669           25,422
  Other                                                       18,333           19,445
                                                          ----------       ----------
           Total                                             287,590          294,389
                                                          ----------       ----------
Long-term debt                                               464,075          399,054
Preferred stock with sinking fund                                  -            7,000

Shareholder's Equity:
  Preferred stock without sinking fund                        57,881           57,881
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares                                         199,326          199,326
  Capital stock expense and other                                (42)            (143)
  Retained earnings                                          231,786          225,764
                                                          -----------       ----------
           Total                                             488,951          482,828
                                                          -----------       ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                          $1,542,273       $1,521,466
                                                          ==========       ==========
See Notes to Financial Statements.


                          ENTERGY MISSISSIPPI, INC.
                         SELECTED OPERATING RESULTS
         For the Three and Six Months Ended June 30, 1997 and 1996
                               (Unaudited)

                                       Three Months Ended    Increase/
           Description                 1997        1996     (Decrease)      %
                                                (In Millions)
Electric Operating Revenues:
  Residential                          $ 68.7      $ 82.7   ($ 14.0)       (17)
  Commercial                             61.9        66.7      (4.8)        (7)
  Industrial                             40.5        44.0      (3.5)        (8)
  Governmental                            6.4         7.1      (0.7)       (10)
                                      -----------------------------
    Total retail                        177.5       200.5     (23.0)       (11)
  Sales for resale
     Associated companies                10.7        13.2      (2.5)       (19)
     Non-associated companies             4.3         6.4      (2.1)       (33)
  Other                                  20.4        27.4      (7.0)       (26)
                                      -----------------------------
    Total                             $ 212.9     $ 247.5   ($ 34.6)       (14)
                                      =============================
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                             830         972      (142)       (15)
  Commercial                              834         831         3          -
  Industrial                              750         735        15          2
  Governmental                             77          83        (6)        (7)
                                      -----------------------------
    Total retail                        2,491       2,621      (130)        (5)
  Sales for resale
     Associated companies                 233         301       (68)       (23)
     Non-associated companies              81         168       (87)       (52)
                                      -----------------------------
    Total                               2,805       3,090      (285)        (9)
                                      =============================

                                       Six Months Ended      Increase/
           Description                 1997        1996     (Decrease)      %
                                               (In Millions)
Electric Operating Revenues:
  Residential                         $ 143.9     $ 160.2   ($ 16.3)       (10)
  Commercial                            126.4       129.0      (2.6)        (2)
  Industrial                             83.5        84.8      (1.3)        (2)
  Governmental                           13.1        14.0      (0.9)        (6)
                                      -----------------------------
    Total retail                        366.9       388.0     (21.1)        (5)
  Sales for resale
     Associated companies                21.7        26.8      (5.1)       (19)
     Non-associated companies             9.4        11.7      (2.3)       (20)
  Other                                  15.2        24.9      (9.7)       (39)
                                      -----------------------------
    Total                             $ 413.2     $ 451.4   ($ 38.2)        (8)
                                      =============================

Billed Electric Energy
 Sales (Millions of kWh):
  Residential                           1,821       2,027      (206)       (10)
  Commercial                            1,653       1,608        45          3
  Industrial                            1,473       1,429        44          3
  Governmental                            157         164        (7)        (4)
                                      -----------------------------
    Total retail                        5,104       5,228      (124)        (2)
  Sales for resale
     Associated companies                 430         570      (140)       (25)
     Non-associated companies             183         284      (101)       (36)
                                      -----------------------------
    Total                               5,717       6,082      (365)        (6)
                                      =============================

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income decreased for the three and six months ended June 30, 1997 due to a decrease in electric and gas operating revenues and an increase in taxes other than income taxes, partially offset by a decrease in income tax expense.

      Significant factors affecting the results of operations and causing variances between the three and six months ended June 30, 1997 and 1996 are discussed under "Revenues and Sales," "Expenses," and "Other" below.

Revenues and Sales

     The changes in electric operating revenues for the three and six months ended June 30, 1997 are as follows:

                                   Three Months Ended      Six Months Ended
Description                        Increase/(Decrease)    Increase/(Decrease)
                                                   (In Millions)

Change in base revenues                   ($3.3)                ($4.3)
Fuel cost recovery                         (8.8)                 (2.5)
Sales volume/weather                       (3.7)                 (3.4)
Other revenue (including unbilled)         (1.0)                 (0.9)
Sales for resale                            3.7                   2.9
                                         ------                 -----
   Total                                 ($13.1)                ($8.2)
                                         ======                 =====

      Electric operating revenues decreased for the three and six months ended June 30, 1997 as a result of a decrease in base revenues, fuel adjustment revenues, and sales volume, partially offset by an increase in sales for resale. Fuel adjustment revenues decreased because of lower gas prices. Base revenues decreased due to rate reductions implemented during the current period. Sales volume decreased due to milder weather during the current periods. The increase in sales for resale is the result of an increase in electric sales to associated companies primarily due to changes in the generation requirements and availability among the domestic utility companies.

      Gas operating revenues decreased for the three and six months ended June 30, 1997 due to a lower unit purchase price for gas purchased for resale and a reduction in sales. Milder weather in the current period is primarily responsible for the reduction in sales.

Expenses

      Operating expenses decreased for the three and six months ended June 30, 1997 because of a decrease in fuel and purchased power expenses partially offset by an increase in taxes other than income taxes and the amortization of rate deferrals. The decrease in fuel and purchased power expenses is the result of lower gas prices. Also contributing to the change in fuel and purchased power expenses are the lower generation requirements due to the decrease in electric sales. Taxes other than income taxes increased because of higher franchise taxes resulting from a December 1996 Council order increasing Entergy New Orleans' annual franchise fee from 2.5% to 5% of gross revenues. The increase in the amortization of rate deferrals in the three and six

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS



months ended June 30, 1997 is primarily a result of increased over-recovery of Grand Gulf 1 related costs in 1997 compared to 1996.

Other

      Income tax expense decreased for the three and six months ended June 30, 1997 due to lower pretax income.

                        ENTERGY NEW ORLEANS, INC.
                          STATEMENTS OF INCOME
        For the Three and Six Months Ended June 30, 1997 and 1996
                              (Unaudited)

                                                  Three Months Ended      Six Months Ended
                                                  1997         1996       1997        1996
                                                   (In Thousands)           (In Thousands)
Operating Revenues:
  Electric                                       $92,588     $105,701    $182,149    $190,384
  Natural gas                                     17,215       22,128      52,610      64,725
                                                --------     --------    --------    --------
        Total                                    109,803      127,829     234,759     255,109
                                                --------     --------    --------    --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses,
     and gas purchased for resale                 25,658       31,584      68,440      73,020
    Purchased power                               36,382       41,302      72,964      80,041
    Other operation and maintenance               17,427       19,065      32,682      35,489
  Depreciation and amortization                    5,398        5,011      10,591       9,982
  Taxes other than income taxes                    8,606        6,757      17,492      13,620
  Rate deferrals                                  (1,620)      (1,384)     (3,581)     (2,785)
  Amortization of rate deferrals                   8,552        5,886      18,016      10,382
                                                --------     --------    --------    --------
        Total                                    100,403      108,221     216,604     219,749
                                                --------     --------    --------    --------

Operating Income                                   9,400       19,608      18,155      35,360
                                                --------     --------    --------    --------

Other Income (Deductions):
  Allowance for equity funds used
    during construction                               80           81         160         155
  Miscellaneous - net                                (11)         288          20       1,062
                                                --------     --------    --------    --------
        Total                                         69          369         180       1,217
                                                --------     --------    --------    --------

Interest Charges:
  Interest on long-term debt                       3,436        3,953       7,059       8,012
  Other interest - net                               288          320         579         602
  Allowance for borrowed funds used
    during construction                              (63)         (63)       (126)       (122)
                                                --------     --------    --------    --------
        Total                                      3,661        4,210       7,512       8,492
                                                --------     --------    --------    --------

Income Before Income Taxes                         5,808       15,767      10,823      28,085

Income Taxes                                       2,770        5,407       4,967       9,690
                                                --------     --------    --------    --------

Net Income                                         3,038       10,360       5,856      18,395

Preferred Stock Dividend Requirements
  and Other                                          241          241         482         482
                                                --------     --------    --------    --------

Earnings Applicable to Common Stock               $2,797      $10,119      $5,374     $17,913
                                                ========     ========    ========    ========
See Notes to Financial Statements.


                                 ENTERGY NEW ORLEANS, INC.
                                 STATEMENTS OF CASH FLOWS
                    For the Six Months Ended June 30, 1997 and 1996
                                       (Unaudited)

                                                                  1997             1996
                                                                      (In Thousands)
Operating Activities:
  Net income                                                     $5,856          $18,395
  Noncash items included in net income:
    Change in rate deferrals                                     16,839           15,972
    Depreciation and amortization                                10,591            9,982
    Deferred income taxes and investment tax credits             (4,964)           1,167
    Allowance for equity funds used during                         (160)            (155)
     construction
  Changes in working capital:
    Receivables                                                   3,129            1,102
    Accounts payable                                              6,217           (3,571)
    Taxes accrued                                                 5,471            2,295
    Interest accrued                                               (631)            (501)
    Other working capital accounts                               (9,265)         (19,728)
  Other                                                          (3,924)          (9,992)
                                                                 -------          -------
    Net cash flow provided by operating activities               29,159           14,966
                                                                 -------          -------
Investing Activities:
  Construction expenditures                                      (3,909)         (17,991)
  Allowance for equity funds used during construction               160              155
                                                                 -------         --------
    Net cash flow used in investing activities                   (3,749)         (17,836)
                                                                 -------         --------
Financing Activities:
  Proceeds from the issuance of general and refunding
     mortgage bonds                                                   -           39,608
  Retirement of:
    First mortgage bonds                                        (12,000)         (23,250)
    General and refunding mortgage bonds                             -           (30,000)
 Dividends paid:
    Common stock                                                (14,700)         (18,900)
    Preferred stock                                                (724)            (482)
                                                                --------         --------
   Net cash flow used in financing activities                   (27,424)         (33,024)
                                                                --------         --------
Net decrease in cash and cash equivalents                        (2,014)         (35,894)

Cash and cash equivalents at beginning of period                 17,510           49,746
                                                                --------         --------
Cash and cash equivalents at end of period                      $15,496          $13,852
                                                                ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                         $7,969           $8,698
    Income taxes - net                                           $4,928           $6,299

See Notes to Financial Statements.

                       ENTERGY NEW ORLEANS, INC.
                            BALANCE SHEETS
                 June 30, 1997 and December 31, 1996
                              (Unaudited)

                                                                1997              1996
                                                                    (In Thousands)
                       ASSETS
Current Assets:
  Cash and cash equivalents:
    Cash                                                        $2,082           $1,015
    Temporary cash investments - at cost,
      which approximates market:
       Associated companies                                      3,871            7,435
       Other                                                     9,543            9,060
                                                              --------         --------
           Total cash and cash equivalents                      15,496           17,510
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $0.7 million in 1997 and 1996)                          22,049           27,430
    Associated companies                                         1,223              714
    Other                                                        2,881            1,764
    Accrued unbilled revenues                                   17,690           17,064
  Deferred electric fuel and resale gas costs                    5,486            7,290
  Materials and supplies - at average cost                      13,065            9,904
  Rate deferrals                                                37,838           37,692
  Prepayments and other                                         10,813            7,157
                                                              --------         --------
           Total                                               126,541          126,525
                                                              --------         --------
Other Property and Investments:
  Investment in subsidiary companies - at equity                 3,259            3,259
                                                              --------         --------
Utility Plant:
  Electric                                                     511,432          503,061
  Natural gas                                                  128,076          122,700
  Construction work in progress                                  8,184           18,247
                                                              --------         --------
           Total                                               647,692          644,008
  Less - accumulated depreciation and amortization             356,851          347,790
                                                              --------         --------
           Utility plant - net                                 290,841          296,218
                                                              --------         --------
Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                              82,513           99,498
    SFAS 109 regulatory asset - net                              4,242            6,051
    Unamortized loss on reacquired debt                          1,530            1,647
    Other regulatory assets                                     18,313           15,908
  Other                                                            884              890
                                                              --------         --------
           Total                                               107,482          123,994
                                                              --------         --------
           TOTAL                                              $528,123         $549,996
                                                              ========         ========
See Notes to Financial Statements.

                         ENTERGY NEW ORLEANS, INC.
                               BALANCE SHEETS
                    June 30, 1997 and December 31, 1996
                                (Unaudited)

                                                               1997          1996
                                                                 (In Thousands)
         LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Currently maturing long-term debt                          $     -       $12,000
  Accounts payable:
    Associated companies                                      12,780        18,757
    Other                                                     26,324        14,130
  Customer deposits                                           19,169        18,974
  Taxes accrued                                                6,675         1,204
  Accumulated deferred income taxes                            5,506         5,584
  Interest accrued                                             4,694         5,325
  Provision for rate refund                                   15,149        19,465
  Other                                                        1,390         1,521
                                                            --------      --------
           Total                                              91,687        96,960
                                                            --------      --------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                           67,227        72,895
  Accumulated deferred investment tax credits                  7,691         7,984
  Accumulated provision for property insurance                15,666        15,666
  Other                                                       23,367        24,713
                                                            --------      --------
           Total                                             113,951       121,258
                                                            --------      --------
Long-term debt                                               168,920       168,888

Shareholders' Equity:
  Preferred stock without sinking fund                        19,780        19,780
  Common Shareholder's Equity:
   Common stock, $4 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares                                          33,744        33,744
  Paid-in capital                                             36,294        36,294
  Retained earnings subsequent to the elimination of
     the accumulated deficit on November 30, 1988             63,747        73,072
                                                            --------      --------
           Total                                             153,565       162,890
                                                            --------      --------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                            $528,123      $549,996
                                                            ========      ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                       SELECTED OPERATING RESULTS
        For the Three and Six Months Ended June 30, 1997 and 1996
                             (Unaudited)


                                       Three Months Ended    Increase/
           Description                  1997        1996     (Decrease)     %
                                               (In Millions)
Electric Operating Revenues:
  Residential                          $ 27.2      $ 33.8    ($ 6.6)       (20)
  Commercial                             32.6        36.1      (3.5)       (10)
  Industrial                              5.7         6.2      (0.5)        (8)
  Governmental                           12.9        13.9      (1.0)        (7)
                                       ----------------------------
    Total retail                         78.4        90.0     (11.6)       (13)
  Sales for resale
     Associated companies                 5.1         0.4       4.7       1175
     Non-associated companies             1.9         2.9      (1.0)       (34)
  Other                                   7.2        12.4      (5.2)       (42)
                                       ----------------------------
    Total                              $ 92.6     $ 105.7   ($ 13.1)       (12)
                                       ============================
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                             386         451       (65)       (14)
  Commercial                              488         504       (16)        (3)
  Industrial                              125         120         5          4
  Governmental                            239         230         9          4
                                       ----------------------------
    Total retail                        1,238       1,305       (67)        (5)
  Sales for resale
     Associated companies                 178          14       164       1171
     Non-associated companies              38          74       (36)       (49)
                                       ----------------------------
    Total                               1,454       1,393        61          4
                                       ============================

                                        Six Months Ended   Increase/
           Description                  1997        1996   (Decrease)       %
                                                (In Millions)
Electric Operating Revenues:
  Residential                          $ 55.9      $ 65.5    ($ 9.6)       (15)
  Commercial                             68.9        69.3      (0.4)        (1)
  Industrial                             11.9        11.8       0.1          1
  Governmental                           26.5        26.1       0.4          2
                                       ----------------------------
    Total retail                        163.2       172.7      (9.5)        (6)
  Sales for resale
     Associated companies                 7.0         2.3       4.7        204
     Non-associated companies             3.6         5.4      (1.8)       (33)
  Other                                   8.4        10.0      (1.6)       (16)
                                       ----------------------------
    Total                             $ 182.2     $ 190.4    ($ 8.2)        (4)
                                       ============================

Billed Electric Energy
 Sales (Millions of kWh):
  Residential                             760         842       (82)       (10)
  Commercial                              966         969        (3)         -
  Industrial                              239         231         8          3
  Governmental                            460         442        18          4
                                       ----------------------------
    Total retail                        2,425       2,484       (59)        (2)
  Sales for resale
     Associated companies                 225          59       166        281
     Non-associated companies              61         126       (65)       (52)
                                       ----------------------------
    Total                               2,711       2,669        42          2
                                       ============================

                    SYSTEM ENERGY RESOURCES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income for the three and six months ended June 30, 1997 increased slightly primarily as a result of lower interest charges and income tax expense, partially offset by increased nuclear refueling outage expenses and depreciation, amortization, and decommissioning expenses.

      Significant factors affecting the results of operations and causing variances between the three and six months ended June 30, 1997 and 1996 are discussed under "Revenues," "Expenses," and "Other" below.

Revenues

     Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf 1. Operating revenues remained relatively unchanged for the three and six months ended June 30, 1997. See Note 2 herein for a discussion of System Energy's proposed rate increase.

Expenses

      Operating expenses increased for the three and six months ended June 30, 1997 due to higher nuclear refueling outage expenses and higher depreciation, amortization, and decommissioning expenses. Nuclear refueling outage expenses increased due to costs that were deferred from the November 1996 outage, which are now being amortized over an 18 month period beginning December 1996. Prior to this outage, such costs were expensed as incurred and none were incurred during the six months ended June 30, 1996. The increase in depreciation, amortization, and decommissioning expense is due to the recognition of additional depreciation associated with the sale and leaseback in 1989 of a portion of Grand Gulf 1, in accordance with regulatory approval.

Other

      Interest charges decreased for the three and six months ended June 30, 1997 due to the refinancing of higher cost long-term debt in 1996. Income taxes decreased for the three and six months ended June 30, 1997 primarily due a decrease in pretax income and an increase in the amortization of the deferred tax liability.

                        SYSTEM ENERGY RESOURCES, INC.
                            STATEMENTS OF INCOME
          For the Three and Six Months Ended June 30, 1997 and 1996
                                 (Unaudited)


                                                       Three Months Ended     Six Months Ended
                                                       1997         1996       1997       1996
                                                         (In Thousands)        (In Thousands)

Operating Revenues                                    $161,021    $160,369   $316,682   $316,793
                                                      --------    --------   --------   --------

Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                     12,441      12,171     24,458     25,011
     Nuclear refueling outage expenses                   3,907           -      7,624          -
     Other operation and maintenance                    28,407      26,591     48,797     48,332
  Depreciation, amortization, and decommissioning       35,917      32,014     74,713     64,013
  Taxes other than income taxes                          6,781       6,699     13,206     13,605
                                                      --------    --------   --------   --------
        Total                                           87,453      77,475    168,798    150,961
                                                      --------    --------   --------   --------

Operating Income                                        73,568      82,894    147,884    165,832
                                                      --------    --------   --------   --------

Other Income:
  Allowance for equity funds used
   during construction                                     280         297        561        647
  Miscellaneous - net                                    1,919         627      3,241      1,466
                                                      --------    --------   --------   --------
        Total                                            2,199         924      3,802      2,113
                                                      --------    --------   --------   --------

Interest Charges:
  Interest on long-term debt                            31,103      37,021     61,861     74,974
  Other interest - net                                   1,830       2,707      3,611      4,698
  Allowance for borrowed funds used
   during construction                                    (279)       (283)      (557)      (637)
                                                      --------    --------   --------   --------
        Total                                           32,654      39,445     64,915     79,035
                                                      --------    --------   --------   --------

Income Before Income Taxes                              43,113      44,373     86,771     88,910

Income Taxes                                            19,020      20,991     38,333     41,998
                                                      --------    --------   --------   --------

Net Income                                             $24,093     $23,382    $48,438    $46,912
                                                      ========    ========   ========   ========

See Notes to Financial Statements.

                              SYSTEM ENERGY RESOURCES, INC.
                                STATEMENTS OF CASH FLOWS
                   For the Six Months Ended June 30, 1997 and 1996
                                      (Unaudited)

                                                                  1997            1996
                                                                     (In Thousands)
Operating Activities:
  Net income                                                    $48,438          $46,912
  Noncash items included in net income:
    Depreciation, amortization, and decommissioning              74,713           64,013
    Deferred income taxes and investment tax credits            (23,444)         (16,354)
    Allowance for equity funds used during
      construction                                                 (561)            (647)
  Changes in working capital:
    Receivables                                                  (7,290)          (2,835)
    Accounts payable                                              5,297             (967)
    Taxes accrued                                                 8,374           17,497
    Interest accrued                                              3,212            9,192
    Other working capital accounts                                6,353           (3,531)
  Decommissioning trust contributions                            (6,315)          (9,073)
  FERC Settlement - refund obligation                            (2,199)          (1,942)
  Provision for estimated losses and reserves                    20,699           23,932
  Other                                                           4,308            3,151
                                                               ---------         --------
    Net cash flow provided by operating activities              131,585          129,348
                                                               ---------         --------
Investing Activities:
  Construction expenditures                                      (8,466)          (3,624)
  Allowance for equity funds used during construction               561              647
  Nuclear fuel purchases                                            (39)          (1,135)
  Proceeds from sale/leaseback of nuclear fuel                       39              402
                                                               ---------         --------
    Net cash flow used in investing activities                   (7,905)          (3,710)
                                                               ---------         --------
Financing Activities:
  Proceeds from the issuance of long term debt                        -           89,192
  Retirement of long term debt                                        -          (92,700)
  Changes in short-term borrowings - net                              -           (2,990)
  Common stock dividends paid                                   (58,700)         (46,300)
                                                               ---------         --------
    Net cash flow used in financing activities                  (58,700)         (52,798)
                                                               ---------         --------
Net  increase in cash and cash equivalents                       64,980           72,840

Cash and cash equivalents at beginning of period                 92,315              240
                                                               ---------         --------
Cash and cash equivalents at end of period                     $157,295          $73,080
                                                               =========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                        $57,634          $66,790
    Income taxes                                                $42,853          $30,944
  Noncash investing and financing activities:
    Change in unrealized depreciation of
    decommissioning trust assets                                ($1,041)         ($1,055)

See Notes to Financial Statements.

                       SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                   June 30, 1997 and December 31, 1996
                               (Unaudited)

                                                              1997             1996
                                                                 (In Thousands)
                       ASSETS
Current Assets:
  Cash and cash equivalents:
    Cash                                                        $134             $26
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                  45,351          41,600
        Other                                                111,810          50,689
                                                          ----------      ----------
           Total cash and cash equivalents                   157,295          92,315
  Accounts receivable:
    Associated companies                                      77,807          71,337
    Other                                                      3,342           2,522
  Materials and supplies - at average cost                    65,965          66,302
  Deferred nuclear refueling outage costs                     16,498          24,005
  Prepayments and other                                        5,976           4,929
                                                          ----------      ----------
           Total                                             326,883         261,410
                                                          ----------      ----------
Other Property and Investments:
  Decommissioning trust fund                                  72,372          62,223
                                                          ----------      ----------
Utility Plant:
  Electric                                                 3,010,761       2,994,445
  Electric plant under leases                                441,467         447,409
  Construction work in progress                               39,454          41,362
  Nuclear fuel under capital lease                            65,501          83,558
                                                          ----------      ----------
           Total                                           3,557,183       3,566,774
  Less - accumulated depreciation and amortization         1,032,062         974,472
                                                          ----------      ----------
           Utility plant - net                             2,525,121       2,592,302
                                                          ----------      ----------
Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                          254,511         264,758
    Unamortized loss on reacquired debt                       54,585          57,785
    Other regulatory assets                                  197,711         207,214
  Other                                                       14,880          15,601
                                                          ----------      ----------
           Total                                             521,687         545,358
                                                          ----------      ----------
           TOTAL                                          $3,446,063      $3,461,293
                                                          ==========      ==========
See Notes to Financial Statements.
</TABEL>



                       SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEETS
                   June 30, 1997 and December 31, 1996
                               (Unaudited)

                                                            1997            1996
                                                               (In Thousands)
        LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Currently maturing long-term debt                        $70,000         $10,000
  Accounts payable:
    Associated companies                                    25,665          18,245
    Other                                                   16,713          18,836
  Taxes accrued                                             76,197          67,823
  Interest accrued                                          37,407          34,195
  Obligations under capital leases                          28,000          28,000
  Other                                                      1,862           2,306
                                                        ----------      ----------
           Total                                           255,844         179,405
                                                        ----------      ----------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                        591,474         624,020
  Accumulated deferred investment tax credits              101,909         103,647
  Obligations under capital leases                          37,501          55,558
  FERC Settlement - refund obligation                       50,640          52,839
  Other                                                    198,451         165,517
                                                        ----------      ----------
           Total                                           979,975       1,001,581
                                                        ----------      ----------
Long-term debt                                           1,359,068       1,418,869

Common Shareholder's Equity:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares                                         789,350         789,350
  Retained earnings                                         61,826          72,088
                                                        ----------      ----------
           Total                                           851,176         861,438
                                                        ----------      ----------
Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                        $3,446,063      $3,461,293
                                                        ==========      ==========
See Notes to Financial Statements.

                ENTERGY CORPORATION AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES

Cajun - River Bend  (Entergy Corporation and Entergy Gulf States)

      Entergy Gulf States and Cajun, respectively, own 70% and 30% undivided interests in River Bend (operated by Entergy Gulf States), and 42% and 58% undivided interests in Big Cajun 2, Unit 3 (operated by Cajun). These relationships have spawned a number of long-standing disputes and claims between the parties. An agreement setting forth terms for the resolution of all such disputes has been reached by Entergy Gulf States, the Cajun bankruptcy trustee, and the RUS, and was approved by the United States District Court for the Middle District of Louisiana (District Court) on August 26, 1996 (Cajun Settlement). On September 6, 1996, the Committee of Unsecured Creditors in the Cajun bankruptcy proceeding filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit (Fifth Circuit), objecting that the order approving the settlement was separate from the approval of a plan of reorganization and, therefore, improper. On August 5, 1997, the Fifth Circuit ruled that the District Court's order approving the settlement was proper. Approvals by the appropriate regulatory agencies have been obtained. The SEC and FERC have approved the transfer of certain Cajun transmission assets to Entergy Gulf States. Management believes that it is probable that the Cajun Settlement will be consummated prior to the end of 1997. See Note 9 of the Form 10-K for additional information regarding the Cajun litigation, Cajun's bankruptcy proceedings, and related filings.

      The  Cajun  Settlement includes, but is  not  limited  to,  the following elements: (i) Cajun's interest in River Bend has been turned over to the RUS, which has the option to retain the interest, sell it to a third party, or transfer it to Entergy Gulf States at no cost; (ii) Cajun will set aside a total of $125 million for its share of the decommissioning costs of River Bend; (iii) Cajun will transfer certain transmission assets to Entergy Gulf States; (iv) Cajun and Entergy Gulf States will settle transmission disputes and release each other from claims for payment under transmission arrangements, as discussed under "Cajun - Transmission Service" below; (v) all funds paid by Entergy Gulf States into the registry of the District
Court will be returned to Entergy Gulf States; (vi) Cajun will be released from its unpaid past, present, and future liability for River Bend costs and expenses; and (vii) all remaining litigation between Cajun and Entergy Gulf States will be dismissed. Based on the District Court's approval of the Cajun Settlement, a litigation accrual established in 1994 for possible losses associated with the Cajun-River Bend litigation was reversed in September 1996.

      Cajun has not paid its full share of capital costs, operating and maintenance expenses, and other costs for repairs and improvements to River Bend since 1992. Cajun's unpaid portion of River Bend operating and maintenance expenses (including nuclear fuel) and capital costs for the six months ended June 30, 1997 was approximately $23.9 million. The cumulative cost to Entergy Gulf States resulting from Cajun's failure to pay its full share of River Bend-related costs, reduced by the proceeds from the sale by Entergy Gulf States of Cajun's share of River Bend power and payments into the registry of the District Court for Entergy Gulf States' portion of expenses for Big Cajun 2, Unit 3, was $4.8 million as of June 30, 1997. Cajun's unpaid portion of the River Bend related costs is reflected in long-term receivables which is substantially reserved for in other deferred credits. As discussed above, the Cajun Settlement will conclude all disputes regarding the non-payment by Cajun of River Bend operating and maintenance expenses. Cajun continues to pay its share of decommissioning costs for River Bend.

      The RUS entered into an agreement on February 11, 1997 for the sale of Cajun's 30% interest in River Bend to PECO Energy Company
(PECO) pursuant to authorization granted in the Cajun Settlement. On July 10, 1997, PECO terminated this agreement with the RUS and announced that it would not go forward with the acquisition of the Cajun River Bend interest.

Cajun  - Transmission Service  (Entergy Corporation and Entergy  Gulf
States)

      Entergy Gulf States and Cajun are parties to FERC proceedings relating to transmission service charge disputes. As a result of the proposed Cajun Settlement, FERC has dismissed or placed in abeyance various proceedings pending before it, to which Cajun or the Cajun bankruptcy trustee are parties, that would be resolved by the Cajun Settlement. See Note 9 in the Form 10-K for additional information regarding these FERC proceedings and FERC orders issued as a result of such proceedings.

      Under Entergy Gulf States' interpretation of a 1992 FERC order, as modified by FERC's orders issued on August 3, 1995, and October 2, 1995, and as agreed to by the Cajun bankruptcy trustee, Cajun would owe Entergy Gulf States approximately $73.1 million as of June 30, 1997. Entergy Gulf States further estimates that if it were to prevail in its May 1992 motion for rehearing and on certain other issues decided adversely to Entergy Gulf States in the February 1995, August 1995, and October 1995 FERC orders, which Entergy Gulf States has appealed, Cajun would owe Entergy Gulf States approximately $163.8 million as of June 30, 1997. If Cajun were to prevail in its May 1992 motion for rehearing to FERC, and if Entergy Gulf States were not to prevail in its May 1992 motion for rehearing to FERC, and if Cajun were to prevail in appealing FERC's August and October 1995 orders, Entergy Gulf States estimates it would owe Cajun approximately $117.4 million as of June 30, 1997. The above amounts are exclusive of a $7.3 million payment by Cajun on December 31, 1990, which the parties agreed to apply to the disputed transmission service charges. Pending FERC's ruling on the May 1992 motions for rehearing, Entergy Gulf States has continued to bill Cajun utilizing the historical billing methodology and has recorded underpaid transmission charges, including interest, in the amount of $147.6 million as of June 30, 1997. This amount is reflected in long-term receivables with an offsetting reserve in other deferred credits. FERC has determined that the collection of the pre-petition debt of Cajun is an issue properly decided in the bankruptcy proceeding.
Refer  to  "Cajun - River Bend" above for a discussion of  the  Cajun
Settlement.

Cajun - Coal Contracts  (Entergy Corporation and Entergy Gulf States)

      On January 13, 1997, Entergy Gulf States filed a declaratory judgment action in the U.S. Bankruptcy Court where the Cajun bankruptcy is pending, seeking a ruling that Entergy Gulf States would not be liable for damages to certain coal suppliers for Big Cajun 2, Unit 3, if the Cajun bankruptcy trustee were to reject their coal contracts as a part of a plan of reorganization in the bankruptcy proceeding. In its pleading, Entergy Gulf States takes the position that it is not a party to, and has no liability under, those coal contracts.

      On February 12, 1997, the coal suppliers and the Cajun bankruptcy trustee filed a response in the declaratory judgment action and made certain counterclaims and crossclaims. The coal suppliers contend that Entergy Gulf States' declaratory judgment action should be dismissed and, in the alternative, argue that Cajun is Entergy Gulf States' agent in the procurement of coal for Big Cajun 2, Unit 3, and that Entergy Gulf States is a party to and has liability under the coal supply contracts. While Entergy Gulf States believes that it has no obligation under these contracts, the potential liability if Entergy Gulf States' position is not sustained, could be materially adverse to Entergy Gulf States and Entergy Corporation.

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

ANO Matters  (Entergy Corporation and Entergy Arkansas)

     Cracks in certain steam generator tubes at ANO 2 were discovered and repaired during an outage in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages, including the most recent refueling outage in May 1997. Turbine modifications were installed in May 1997 to restore most of the output lost due to steam generator fouling and tube plugging. The unit may be approaching the current limit for the number of steam generator tubes that can be plugged with the unit in operation. If the established limit is reached during a future outage, it could become necessary for Entergy Operations to insert sleeves in steam generator tubes that were previously plugged. On October 25, 1996, Entergy Corporation's Board of Directors authorized Entergy Operations to negotiate a contract, with appropriate cancellation provisions, for the fabrication and replacement of the steam generators at ANO 2. Entergy estimates the cost of fabrication and replacement of the steam generators to be approximately $150 million. Entergy Operations has entered into letters of intent for the fabrication and installation, which include a commitment for not more than $7.7 million through August 1997. Contracts are expected to be entered into in 1997. It is anticipated that the steam generators will be installed during a planned refueling outage in 2000. Entergy Operations periodically meets with the NRC to discuss the results of inspections of the steam generator tubes, as well as the timing of future inspections.

Environmental Issues

(Entergy Arkansas)

     In May 1995, Entergy Arkansas was named as a defendant in a suit by Reynolds Metals Company (Reynolds), seeking to recover a share of the costs associated with the clean-up of hazardous substances at a site south of Arkadelphia, Arkansas. Reynolds alleges that it has spent $11.2 million to clean-up the site, and that the site was contaminated with PCBs for which Entergy Arkansas bears some responsibility. Entergy Arkansas, voluntarily, at its expense, completed remediation at a nearby substation site and believes that it has no liability for contamination at that portion of the site that is subject to the Reynolds suit and is contesting the lawsuit. An August 1997 trial date has been tentatively scheduled. Regardless of the outcome, Entergy Arkansas does not believe this matter will have a materially adverse effect on its financial condition or results of operations. See "Environmental Regulation" in Item 1 of
Part I of the Form 10-K for additional information on the PCB contamination at the two former Reynolds plant sites in Arkansas to which Entergy Arkansas had supplied power.

(Entergy Gulf States)

      Entergy Gulf States has been designated as a potentially responsible party (PRP) for the clean-up of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the clean-up of certain of these sites. As of June 30, 1997, a remaining recorded liability of $19.8 million existed relating to the clean-up of the sites at which Entergy Gulf States has been designated a PRP. See "Environmental Regulation" in Item 1 of Part I of the Form 10-K for additional discussion of the sites where Entergy Gulf States has been designated as a PRP by the EPA and related litigation.

(Entergy Louisiana)

      During 1993, the Louisiana Department of Environmental Quality issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana has determined that certain of its power plant waste water impoundments were affected by these regulations and chose to upgrade or close them. A remaining recorded liability in the amount of $6.7 million existed at June 30, 1997, for waste water upgrades and closures to be completed by the end of 1997. Cumulative expenditures relating to the upgrades and closures of waste water impoundments were $7.1 million as of June 30, 1997.

Waterford 3 Lease Obligations  (Entergy Louisiana)

      On September 28, 1989, Entergy Louisiana entered into three transactions for the sale and leaseback of undivided interests (aggregating approximately 9.3%) in Waterford 3. Upon the occurrence of certain events, Entergy Louisiana may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from the lease transactions, and Entergy Louisiana may be required to assume the outstanding bonds issued by the Owner Trustee to finance, in part, its acquisition of the undivided interests in Waterford 3. See
Note 10 to the Form 10-K and Note 4 herein for further information.

Reimbursement Agreement  (System Energy)

      Under a bank letter of credit and reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the agreement) of at least 1.60 times earnings. System Energy was in compliance with the above covenants at June 30, 1997. See Note 9 to the Form 10-K for further information.

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

       A trial date for another suit involving 18 plaintiffs, originally scheduled for May 1997, has been continued with no new date set. Another of the suits is set for trial in November 1997. No trial dates have been set for the remaining cases.

(Entergy Corporation and Entergy Gulf States)

     Entergy Corporation and Entergy Gulf States were defendants in a lawsuit involving approximately 176 plaintiffs filed in state court in Texas by former employees who claim that they lost their jobs as a result of the Merger. The plaintiffs in these cases asserted various claims, including discrimination on the basis of age, race, and/or sex. The court made a preliminary ruling that each plaintiff's claim should be tried separately. However, all of these claims were settled before reaching trial in June 1997.


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

      The PUCT's order has been the subject of several appellate proceedings, culminating in an appeal to the Texas Supreme Court (Supreme Court). On January 31, 1997, the Supreme Court issued an opinion reversing the PUCT's order and remanding the case to the PUCT for further proceedings. The Supreme Court found that the PUCT had prejudiced Entergy Gulf States' rights by attempting to defer a ruling on the abeyed plant costs and incorrectly determined the amount of federal income tax expense that should have been allowed in rates. The Supreme Court ruled that the PUCT could choose either to conduct hearings and take further evidence or to decide the case on the original evidence. On February 18, 1997, the Texas Office of Public Utility Counsel filed a motion for rehearing of the Supreme Court's decision, arguing that the Supreme Court's remand should have instructed the PUCT as to how the case should be dealt with on remand. On July 31, 1997, the Supreme Court overruled the motion for rehearing and issued its mandate that the case be returned to the PUCT for further deliberations. No procedural schedule has yet been issued by the PUCT concerning the case on remand.

      As of June 30, 1997, the River Bend plant costs disallowed for retail ratemaking purposes in Texas and the River Bend plant costs held in abeyance totaled (net of taxes and depreciation) approximately $12 million and $261 million, respectively. The Allowed Deferrals were approximately $74 million, net of taxes and amortization, as of June 30, 1997. Entergy Gulf States estimates it has collected approximately $215 million of revenues as of June 30, 1997, as a result of the originally ordered rate treatment by the PUCT of these deferred costs. If recovery of the Allowed Deferrals is not upheld, future refunds could be required and future revenues based upon the Allowed Deferrals could also be lost. However, management believes that it is probable that the Allowed Deferrals will continue to be recovered in rates.

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

      In prior proceedings involving other utilities, the PUCT has held that the original cost of nuclear power plants will be recoverable in electric rates to the extent those costs were prudently incurred. In another proceeding Entergy Gulf States has previously filed with the PUCT a cost reconciliation study prepared by Sandlin Associates, management consultants with expertise in the cost analysis of nuclear power plants, which supports the reasonableness of the River Bend costs held in abeyance by the PUCT. This reconciliation study determined that approximately 82% of the River Bend cost increase above the amount included by the PUCT in rate base was a result of changes in federal nuclear safety requirements, and provided other support for the remainder of the abeyed amounts. In particular, there have been four other rate proceedings in Texas involving nuclear power plants. Disallowed investment in the plants ranged from 0% to 15%. Each case was unique, and the disallowances in each were made for different reasons. Appeals of two of these PUCT decisions are currently pending. Based upon the PUCT's prior decisions, management believes that River Bend construction costs were prudently incurred and that it is reasonably possible that it will recover through rates, or otherwise through means such as a deregulated asset plan, all or substantially all of the abeyed River Bend plant costs. In the event of an adverse ruling in this case, a net of tax write-off, as of June 30, 1997, of up to $273 million and up to $215 million in refunds of previously collected revenue could be required.

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

Filings with the PUCT  (Entergy Corporation and Entergy Gulf States)

      In December 1995, Entergy Gulf States filed a petition with the PUCT for reconciliation of fuel and purchased power expenses for the period January 1, 1994, through June 30, 1995. Entergy Gulf States believes that there was an under-recovered fuel balance, including interest, of $22.4 million as of June 1995. Hearings were concluded in October 1996, and in April 1997 the PUCT issued an order which approved recovery of approximately $18.8 million of the under-recovered fuel balance, including interest. In June 1997, the PUCT issued a subsequent order based on a rehearing, which reduced the approved recovery to $18.5 million.

      In accordance with the Merger agreement, Entergy Gulf States filed a rate proceeding with the PUCT in November 1996. In April 1996, certain cities served by Entergy Gulf States (Cities) instituted investigations of the reasonableness of Entergy Gulf
States' rates. In May 1996, the Cities agreed to forego their pending investigation based on the assurance that any rate decrease ordered in the November 1996 filing will be retroactive to June 1, 1996, and will accrue interest until refunded. The agreement further provides that no base rate increase will be retroactive. Subsequent to the November 1996 filing, the Cities passed ordinances reducing Entergy Gulf States' rates by $43.6 million. Entergy Gulf States has appealed these ordinances to the PUCT, and these appeals have been consolidated in the pending rate proceeding. Included in the November 1996 filing was a proposal to achieve an orderly transition to retail electric competition in Texas, similar to the filing described below that Entergy Gulf States made with the LPSC. This filing with the PUCT will be litigated in four phases as follows: (i) fuel factor/fuel reconciliation phase, of which Entergy Gulf States believes there was an under-recovered fuel balance of $41.4 million, including interest, for the period July 1, 1995 through June 30, 1996; (ii) revenue requirement phase; (iii) cost allocation/rate design phase; and (iv) competitive issues phase. Hearings on the first two phases began in June and July 1997, respectively. No assurance can be given as to the outcome of these hearings.

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

      On May 31, 1996, Entergy Gulf States filed its third required post-Merger earnings analysis with the LPSC. Based on this earnings filing, on June 1, 1996, Entergy Gulf States implemented a $5.3 million annual rate reduction. Hearings on this filing concluded in March 1997. An additional rate reduction may be required upon the issuance by the LPSC of a final rate order which is expected by the end of 1997.

      On May 30, 1997, Entergy Gulf States filed its fourth post-Merger earnings analysis with the LPSC. This filing showed a revenue deficiency such that no rate reduction is warranted. Entergy Gulf States' filing will be subject to further review by the LPSC.

(Entergy Corporation, Entergy Gulf States, and Entergy Louisiana)

     In October 1996, Entergy Gulf States and Entergy Louisiana filed proposals with the LPSC designed to achieve an orderly transition to retail electric competition in Louisiana, while protecting certain classes of ratepayers from bearing the burden of cost shifting. The proposals do not increase rates for any customer class. However, these proposals do provide for a universal service charge for customers that remain connected to Entergy Gulf States' or Entergy Louisiana's electric facilities but choose to purchase their electricity from another source. In addition, the proposals include a base rate freeze, which would be put into effect for seven years in the Louisiana areas serviced by Entergy Gulf States and Entergy Louisiana. Although these proposals allow for the complete recovery of the remaining plant investment associated with River Bend, and Waterford 3 as of December 31, 1995, over a seven year period, the NRC operating licenses for these plants permit continued operation until the years 2025 and 2024, respectively. Hearings on these proposals have been delayed until 1998.

     In February 1997, the LPSC identified certain issues embodied in the Entergy Gulf States and Entergy Louisiana proposals that will be addressed in those companies' existing rate dockets, and other issues that will be addressed in an ongoing generic regulatory proceeding examining electric industry restructuring.

     On May 30, 1997, Entergy Louisiana filed its annual formula rate plan with the LPSC for the 1996 test year. In conjunction with the filing, Entergy Louisiana proposed to apply one half of the $59 million in 1996 overearnings to accelerate depreciation of the Waterford 3 nuclear plant. In a June 10, 1997 order, the LPSC denied Entergy Louisiana's motion and ordered the Company to implement a prospective rate reduction. Entergy Louisiana implemented this rate reduction on July 1, 1997.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

     On March 15, 1997, Entergy Mississippi filed its annual earnings review with the MPSC under its formula rate plan for the 1996 test year. In April 1997, the MPSC issued an order approving a prospective rate reduction of $11.2 million. This rate reduction went into effect May 1, 1997.

      Entergy Mississippi has initiated discussions with the MPSC regarding an orderly transition to a more competitive market for electricity. In August 1996, Entergy Mississippi filed a proposal with the MPSC for a rate rider to assure recovery of all Grand Gulf costs incurred to serve customers. The rider would maintain current rates for electric service provided by Entergy Mississippi and would apply to customers within Entergy Mississippi's service area who obtain electricity in the future from a source other than Entergy Mississippi. Entergy Mississippi designed this rider to assure that commitments made under the current system of regulation are honored and that cost burdens are not unfairly transferred from departing customers to those who remain on the Entergy Mississippi system. On August 22, 1996, the MPSC remanded this proposal and established a generic docket to consider competition for retail electric service. Hearings on this docket concluded in April 1997. The MPSC issued an order in July 1997 calling for continued study of electric power industry deregulation by the commission's staff, with a report due to the MPSC by November 1, 1997.

Filings  with  the  Council   (Entergy Corporation  and  Entergy  New
Orleans)

     The Council issued a resolution in February 1997 indicating that it will conduct an investigation of the justness and reasonableness of Entergy New Orleans' allowed rate of return, base rates, and adjustment clauses. The Council conducted hearings in April 1997 on the issue of rate of return, and directed Entergy New Orleans to make a cost of service and revenue requirement filing on May 1, 1997. In April 1997, Entergy New Orleans proposed a $16 million prospective rate reduction in order to resolve the disputed rate of return and other issues raised in the first phase of the proceeding. The proposed settlement would also postpone the cost of service and revenue requirement filing until September 1997. A settlement conference was held in June 1997 and Entergy New Orleans increased the proposed rate reduction to $18 million. The Council accepted the settlement offer and Entergy New Orleans implemented the $18 million rate reduction (retroactive to May 1, 1997) in July 1997. A procedural schedule has not been set with respect to the other issues.

Proposed Rate Increase

(System Energy)

      System Energy filed an application with FERC on May 12, 1995, for a $65.5 million rate increase. The request seeks changes to System Energy's rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation rate, and the rate of return on common equity. The request also includes a proposed change in the accounting recognition of nuclear refueling outage costs from that of expensing those costs as incurred to the deferral and amortization method described in Note 1 in the Form 10-K with respect to Entergy Arkansas. On December 12, 1995, System Energy implemented a $65.5 million rate increase, subject to refund. Management has decided to record a reserve for a portion of the rate increase. Hearings on System Energy's request began in January 1996 and were completed in February 1996. On July 11, 1996, the ALJ issued an initial decision in this proceeding that agreed with certain of System Energy's proposals, including the change in accounting for nuclear refueling outage costs, while rejecting a proposed increase in return on common equity and recommending a slight decrease. The ALJ also rejected the proposed change in the decommissioning cost methodology. The decision of the ALJ is preliminary and may be modified in the final decision from FERC which is expected at any time. Management is unable to predict the final outcome of the rate increase request or the amount of any refunds in excess of reserves that may be required.

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


NOTE 3.  COMMON STOCK (Entergy Corporation)

      During the six months ended June 30, 1997, Entergy Corporation issued 372,195 shares of common stock, reducing the amount held as treasury stock by approximately $10 million. Entergy Corporation issued these shares to meet the requirements of its various stock plans. In addition, Entergy Corporation received proceeds of $158.9 million from the issuance of 6,208,263 shares of common stock under its dividend reinvestment and stock purchase plan during the six months ended June 30, 1997.

      On  July 1, 1997, Entergy Corporation issued 813,161 shares  of
common stock at a value of  $21.5  million  in connection   with  the
acquisition of the security monitoring  company, Ranger American.


NOTE 4.  LONG-TERM DEBT

(Entergy Corporation)

     See Note 7 of the Form 10-K for a discussion of Entergy Power UK plc's credit facility. Approximately 1.015 billion British Pounds (1.67 billion US dollars) of variable rate borrowings were outstanding under this facility as of June 30, 1997. The weighted average interest rate on the borrowings outstanding as of June 30, 1997 was 7.92%.

      Entergy Power UK plc (Entergy Power UK) entered into several interest rate swaps to reduce the impact of interest rate changes on its debt related to the London Electricity acquisition. The interest rate swap agreements involve the exchange of floating rate interest payments for fixed rate interest payments over the life of the agreements. Entergy Power UK recognizes interest expense currently based on the fixed rate of interest resulting from use of these swap agreements. If the counterparties to an interest rate swap agreement were to default on contractual payments, Entergy Power UK could be exposed to increased costs related to replacing the original agreement. However, Entergy Power UK does not anticipate nonperformance by any counterparty to any interest rate swap in effect at June 30, 1997. At June 30, 1997, Entergy Power UK was a party to a notional amount of 600 million British Pounds of interest rate swaps with maturity dates ranging from March 1999 to September 2001.

      An Entergy subsidiary signed an agreement with several banks on January 5, 1996, to obtain a revolving credit facility for the acquisition of CitiPower. The subsidiary entered into several interest rate swaps to reduce the impact of interest rate changes on its debt related to the CitiPower acquisition. See Note 7 of the Form 10-K for a discussion of the credit facility and the interest rate swap agreements. The interest rate swap agreements involve the exchange of floating rate interest payments for fixed rate interest payments over the life of the agreements. Interest expense is recognized currently based on the fixed rate of interest resulting from use of these swap agreements.

      Entergy enters into interest rate swaps as part of its overall risk management strategy and does not hold or issue material amounts of derivative financial instruments for trading purposes. Entergy accounts for its interest rate swaps in accordance with the concepts established in SFAS 80, "Accounting for Futures Contracts", and various Emerging Issues Task Force pronouncements. If the interest rate swaps were to be sold or terminated, any resulting gain or loss would be deferred and amortized over the remaining life of the debt instrument being hedged by the interest rate swaps. If the debt instrument being hedged by the interest rate swaps was to be extinguished, any resulting gain or loss attributable to the swaps would be recognized in the period in which the debt was extinguished.

(Entergy Corporation and Entergy Louisiana)

      Entergy Louisiana is the lessee of three separate undivided interests in Unit 3 of the Waterford Steam Electric Generating Station under three separate, but substantially identical, long-term net leases. The lessors under such leases acquired the undivided interests (aggregating approximately 9.3%) in Waterford 3 from Entergy Louisiana in three separate sale-leaseback transactions that occurred in 1989. Approximately 87.7% of the aggregate consideration paid by the Lessors for their respective undivided interests was provided to the Lessors from the issuance of Waterford 3 Secured Lease Obligation Bonds (Initial Series Bonds) in 1989. As of June 30, 1997, the outstanding debt consisted of three series of bonds with interest rates ranging from 10.30% to 10.67% and maturity dates ranging from 2005 to 2017. In July 1997, Entergy Louisiana issued $307,632,000 Waterford 3 Secured Lease Obligation Bonds, 8.09% Series due 2017, to refinance the outstanding Initial Series Bonds.

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

(Entergy Mississippi)

     On July 15, 1997, Entergy Mississippi retired $50 million of its 6.95% Series General and Refunding Bonds and $46 million of its 11.20% Series General and Refunding Bonds upon maturity.

(Entergy Gulf States)

      On July 1, 1997, Entergy Gulf States retired, pursuant to sinking fund requirements, $50 million of its 9.72% Series Debentures due 1998.


NOTE 5.  RETAINED EARNINGS (Entergy Corporation)

      On July 25, 1997, Entergy Corporation's Board of Directors declared a common stock dividend of 45 cents per share payable on September 1, 1997, to holders of record on August 13, 1997.


NOTE   6.     RESTRUCTURING  COSTS   (Entergy  Corporation,   Entergy
Arkansas,   Entergy   Gulf   States,   Entergy   Louisiana,   Entergy
Mississippi, and Entergy New Orleans)

      In 1994 and 1995, Entergy implemented various restructuring programs to reduce the number of employees and consolidate offices and facilities. The programs were designed to reduce costs and improve operating efficiencies. The restructuring liability associated with these programs was $3.2 million as of December 31, 1996. Approximately $2.8 million of restructuring charges were incurred through June 30, 1997, resulting in a remaining liability of $.4 million. The restructuring charges primarily include employee severance costs related to the expected termination of approximately 2,750 employees in various groups. As of June 30, 1997, substantially all of these employees had either been terminated or accepted voluntary separation packages under the restructuring plan.

       In December 1996, Entergy recorded $21.3 million of restructuring charges (of which $18 million was recorded by Entergy Services) associated with the transition to competition. Approximately $11.1 million of charges related to the transition to competition were incurred through June 30, 1997, resulting in a remaining liability of $10.2 million.

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

      In May and July, 1997, the EITF of the FASB met regarding EITF Issues No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation", and SFAS 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71". As a result of these meetings, a consensus was reached that SFAS 71 should be discontinued at a date no later than when the details of the transition to competition plan for that portion of the entity are known. Additionally, the EITF reached a consensus that stranded costs which are to be recovered through cash flows derived from another portion of the entity which continues to apply SFAS 71 should not be written off and considered regulatory assets of that segment which will continue to apply SFAS 71.

NOTE 8.  ACQUISITION OF LONDON ELECTRICITY  (Entergy Corporation)

      On December 18, 1996, Entergy made a formal cash offer to acquire London Electricity for $2.1 billion. London Electricity is a regional electric company serving approximately two million customers in the metropolitan area of London, England. The offer was approved by authorities in the United Kingdom, and as of February 7, 1997, the offer was made unconditional. Entergy, through a wholly owned subsidiary, now controls 100% of the common shares of London Electricity. Entergy has included the results of operations of London Electricity in its results of operations beginning February 1, 1997, based on management's determination that effective control was achieved on that date. The acquisition was financed with $1.7 billion of debt that is non-recourse to Entergy Corporation and $392 million of equity provided by Entergy Corporation from available cash and borrowings under its $300 million line of credit.

     The cost of the London Electricity license is being amortized on a straight-line basis over a 40 year period beginning February 1, 1997. As of June 30, 1997, the unamortized balance of the license was approximately $1.6 billion, which is based on a preliminary purchase price allocation.

      In accordance with the purchase method of accounting, the three and six months ended June 30, 1997, results of operations for Entergy Corporation reported in its Statements of Consolidated Income and Cash Flows do not reflect London Electricity's results of operations for any period prior to February 1, 1997. The pro forma combined revenues, net income, and earnings per common share of Entergy Corporation presented below give effect to the acquisition as if it had occurred on January 1, 1997. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated for the period for which it is being given effect. The three and six months ended June 30, 1996 pro forma information is not available for comparative purposes.

                                                   Six Months Ended
                                                    June 30, 1997
                                                (In Thousands of U.S.
                                             Dollars, Except Share Data)

          Operating revenues                        $4,422,537
          Net income                                $  287,579
          Earnings per average common share         $     1.09


     On July 31, 1997, the British government enacted into law a one-time "windfall profits tax" on privatized industries, including regional electric utilities such as London Electricity. An initial examination of the proposed tax indicates that London Electricity's liability is approximately 140 million British Pounds (approximately $229 million) which will not be deductible for United Kingdom income tax purposes. Payment of the tax is required in two equal installments, the first to be due on December 1, 1997, and the second installment due a year later. The government also decreased the corporate tax rate in the United Kingdom from the current 33% to 31%, which will be effective as of April 1, 1997. In accordance with SFAS 109, "Accounting for Income Taxes", this reduction in United Kingdom income tax rates will result in a one-time reduction in income tax expense of approximately $65 million to adjust London Electricity's deferred income tax liability to the new rate. Accordingly, the liability for the windfall profits tax (with a corresponding charge against income) and the reduction in London Electricity's deferred income tax liability (with a corresponding reduction in income tax expense), were recorded in July 1997.
                 __________________________________

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

                ENTERGY CORPORATION AND SUBSIDIARIES
                     PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Employment   Litigation   (Entergy  Corporation,  Entergy   Arkansas,
Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

     See "Employment Litigation" in Item 1 of Part I of the Form 10-K for information relating to lawsuits filed by former employees asserting they were wrongfully terminated and/or discriminated against due to age, race, and/or sex. See "Employment Litigation" in
Note 1 herein for developments that have occurred since the filing of the Form 10-K.

Federal Income Tax Audit (Entergy Corporation, Entergy Louisiana, and System Energy)

      In August 1994, Entergy received an IRS report covering the federal income tax audit of Entergy Corporation and subsidiaries for the years 1988 - 1990. The report asserted an $80 million tax deficiency for the 1990 consolidated federal income tax returns related primarily to the utilization of accelerated investment tax credits associated with Waterford 3 and Grand Gulf. Changes to the initial report, made in the IRS appeal process, reduced the assessment to $58 million. In March 1997, Entergy Corporation received notification that the IRS National Office had resolved the audit in Entergy's favor and that no additional tax payments would be due.

Cajun - Coal Contracts  (Entergy Corporation and Entergy Gulf States)

      See "Cajun - Coal Contracts" in Note 1 herein for developments that have occurred since the filing of Form 10-K.

Taxes Paid Under Protest (Entergy Corporation and Entergy Louisiana)

      Since the mid-1980's, Entergy Louisiana and the tax authorities of St. Charles Parish, Louisiana (Parish), the parish in which Waterford 3 is located, have disputed use taxes on nuclear fuel paid under protest by Entergy Louisiana. Entergy Louisiana has been successful in lawsuits in the Parish with regard to recovering these taxes, plus interest, and also with regard to Parish lease tax issues pertaining to fuel financing arrangements. In June 1995, Entergy Louisiana received a favorable decision from the Louisiana Fifth Circuit Court of Appeals that confirmed that no such use and lease taxes are due. In May 1997, the Parish and Entergy Louisiana settled all pending use and lease tax litigation. This settlement includes returns to Entergy Louisiana of additional payments under protest on nuclear fuel and the dismissal of nuclear fuel related suits against Entergy Louisiana and/or the fuel lessors. The suits by Entergy Louisiana with regard to state use tax paid under protest on nuclear fuel are still pending.

Item 4.  Submission of Matters to a Vote of Security Holders

Election of Board of Directors

Entergy Corporation

      The annual meeting of stockholders of Entergy Corporation was held on May 9, 1997. The following matters were voted on and received the specified number of votes for, abstentions, votes withheld (against), and broker non-votes:

1.  Election of Directors:
                                             Votes     Broker
Name of Nominee      Votes For Abstentions Withheld    Non-Votes

W. Frank Blount       204,019,263   N/A   1,723,668     N/A
John A. Cooper, Jr.   204,030,546   N/A   1,712,385     N/A
Lucie J. Fjeldstad    204,059,200   N/A   1,683,731     N/A
Norman C. Francis     203,945,806   N/A   1,797,125     N/A
Robert v. d. Luft     204,095,766   N/A   1,647,165     N/A
Edwin Lupberger       203,720,662   N/A   2,022,269     N/A
Kinnaird R. McKee     203,926,940   N/A   1,815,991     N/A
Paul W. Murrill       204,035,147   N/A   1,707,784     N/A
James R. Nichols      204,032,347   N/A   1,710,584     N/A
Eugene H. Owen        204,017,280   N/A   1,725,651     N/A
John N. Palmer, Sr.   204,119,836   N/A   1,623,095     N/A
Robert D. Pugh        203,939,504   N/A   1,803,427     N/A
Wm. Clifford Smith    204,044,210   N/A   1,698,721     N/A
Bismark A. Steinhagen 204,108,780   N/A   1,634,151     N/A

2. Appointment of independent public accountants, Coopers & Lybrand L.L.P., for the year 1997: 202,841,564 votes for; 2,147,815 votes
against;   753,552   abstentions;  and  broker  non-votes   are   not
applicable.

(Entergy Arkansas)

      A consent in lieu of the annual meeting of the common stockholder was executed on May 27, 1997. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Arkansas: Frank F. Gallaher, Donald C. Hintz, Jerry D. Jackson, R. Drake Keith, Edwin Lupberger, Jerry L. Maulden, and Gerald D. McInvale.

(Entergy Gulf States)

      A consent in lieu of the annual meeting of the common stockholder was executed on May 27, 1997. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Gulf States: John J. Cordaro, Frank F. Gallaher, Donald C. Hintz, Jerry D. Jackson, Karen
R.  Johnson,  Edwin  Lupberger,  Jerry  L.  Maulden,  and  Gerald  D.
McInvale.

(Entergy Louisiana)

      A consent in lieu of the annual meeting of the common stockholder was executed on May 27, 1997. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Louisiana: John J. Cordaro, Frank F. Gallaher, Donald C. Hintz, Jerry D. Jackson, Edwin Lupberger, Jerry L. Maulden, and Gerald D. McInvale.

(Entergy Mississippi)

      A consent in lieu of the annual meeting of the common stockholder was executed on May 27, 1997. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Mississippi: Frank F. Gallaher, Donald C. Hintz, Jerry D. Jackson, Edwin A. Lupberger, Jerry L. Maulden, Gerald D. McInvale, and Donald E. Meiners.

(Entergy New Orleans)

      A consent in lieu of the annual meeting of the common stockholder was executed on May 27, 1997. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy New Orleans: Frank F. Gallaher, Jerry D. Jackson, Edwin A. Lupberger, Jerry L. Maulden, Gerald D. McInvale, and Daniel F. Packer.

(System Energy)

      A consent in lieu of the annual meeting of the common stockholder was executed on May 27, 1997. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of System Energy: Donald C. Hintz, Edwin Lupberger, Jerry L. Maulden, and Gerald D. McInvale.

Item 5.  Other Information

Earnings  Ratios   (Entergy Arkansas, Entergy  Gulf  States,  Entergy
Louisiana,  Entergy  Mississippi, Entergy  New  Orleans,  and  System
Energy)

     The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:


                     Ratios of Earnings to Fixed Charges
                               Twelve Months Ended
                                     December 31,                    June 30,
                       1992    1993       1994       1995     1996     1997

Entergy Arkansas       2.28    3.11(b)    2.32       2.56     2.93     2.63
Entergy Gulf States    1.72    1.54         .36(c)   1.86     1.47     2.32
Entergy Louisiana      2.79    3.06       2.91       3.18     3.16     2.82
Entergy Mississippi    2.37    3.79(b)    2.12       2.92     3.40     2.93
Entergy New Orleans    2.66    4.68(b)    1.91       3.93     3.51     2.73
System Energy          2.04    1.87       1.23       2.07     2.21     2.32


                          Ratios of Earnings to Combined Fixed Charges and
                                       Preferred Dividends
                                       Twelve Months Ended
                                           December 31,              June 30,
                         1992      1993       1994       1995   1996    1997

Entergy Arkansas         1.86      2.54(b)    1.97       2.12   2.44    2.27
Entergy Gulf States (a)  1.37      1.21         .29(c)   1.54   1.19    1.91
Entergy Louisiana        2.18      2.39       2.43       2.60   2.64    2.43
Entergy Mississippi      1.97      3.08(b)    1.81       2.51   2.94    2.57
Entergy New Orleans      2.36      4.12(b)    1.73       3.56   3.22    2.48

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


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

**    4(a) -    Eleventh Supplemental Indenture, dated as of  June  1,
                1997,  to Entergy Mississippi's Mortgage and  Deed  of
                Trust,  dated as of February 1, 1988 (filed as Exhibit
                A-2(a)  to Rule 24 Certificate dated June 27, 1997  in
                File No. 70-8719).


      4(b) - Credit Facility Agreement, dated as of December 17, 1996, for Entergy Power UK PLC and ABN Amro Bank, N.V., Bank of America International Limited, Union Bank of Switzerland as amended by amendments 1, 2, and 3 dated February 6, 1997, March 18, 1997, and June 30, 1997,
		respectively.

      23(a) -   Consent of Sandlin Associates.

      27(a) - Financial Data Schedule for Entergy Corporation and Subsidiaries as of June 30, 1997.

      27(b) -   Financial  Data  Schedule for Entergy Arkansas  as  of
                June 30, 1997.

      27(c) -   Financial Data Schedule for Entergy Gulf States as  of
                June 30, 1997.

      27(d) -   Financial  Data Schedule for Entergy Louisiana  as  of
                June 30, 1997.

      27(e) -   Financial Data Schedule for Entergy Mississippi as  of
                June 30, 1997.

      27(f) -   Financial Data Schedule for Entergy New Orleans as  of
                June 30, 1997.

      27(g) -   Financial Data Schedule for System Energy as  of  June
                30, 1997.

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
                respectively).

**    99(h) -   Quarterly Reports on Form 10-Q of Entergy Corporation,
                Entergy   Arkansas,  Entergy  Gulf   States,   Entergy
                Louisiana,  Entergy Mississippi, Entergy New  Orleans,
                and  System  Energy for the quarter  ended  March  31,
                1997,  portions  of which are incorporated  herein  by
                reference  as  described elsewhere  in  this  document
                (filed with the SEC in File Nos. 1-11299, 1-10764,  1-
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

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended June 30, 1997, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended June 30, 1997.

**   Incorporated herein by reference as indicated.

     (b)   Reports on Form 8-K

     Entergy

           A current report on Form 8-K, dated July 2, 1997, was filed with the SEC on July 11, 1997, reporting information under Item 5. "Other Events."

     Entergy Louisiana

           A current report on Form 8-K, dated June 26, 1997, was filed with the SEC on July 14, 1997, reporting information under Item 5. "Other Events" and Item 7.
           " Financial Statements and Exhibits."

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



Date:  August 8, 1997