Form 10-Q
period 1997-09-30
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC
filed 1997-11-13
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

_____________________________________________________________________
                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1997

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

Yes     X      No

Common Stock Outstanding                  Outstanding at October 31, 1997
Entergy Corporation    ($0.01 par value)           243,923,404

                ENTERGY CORPORATION AND SUBSIDIARIES
               INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         September 30, 1997

                                                        Page Number

Definitions                                                 1
Management's Financial Discussion and Analysis -
  Liquidity and Capital Resources                           3
Management's Financial Discussion and Analysis -
  Significant Factors and Known Trends                      6
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations                                 14
     Statements of Consolidated Income                     17
     Statements of Consolidated Cash Flows                 18
     Consolidated Balance Sheets                           20
     Selected Operating Results                            22
  Entergy Arkansas, Inc.:
     Results of Operations                                 24
     Statements of Income                                  26
     Statements of Cash Flows                              27
     Balance Sheets                                        28
     Selected Operating Results                            30
  Entergy Gulf States, Inc.:
     Results of Operations                                 32
     Statements of Income (Loss)                           34
     Statements of Cash Flows                              35
     Balance Sheets                                        36
     Selected Operating Results                            38
  Entergy Louisiana, Inc.:
     Results of Operations                                 40
     Statements of Income                                  42
     Statements of Cash Flows                              43
     Balance Sheets                                        44
     Selected Operating Results                            46
  Entergy Mississippi, Inc.:
     Results of Operations                                 48
     Statements of Income                                  50
     Statements of Cash Flows                              51
     Balance Sheets                                        52
     Selected Operating Results                            54
  Entergy New Orleans, Inc.:
     Results of Operations                                 56
     Statements of Income                                  58
     Statements of Cash Flows                              59
     Balance Sheets                                        60
     Selected Operating Results                            62
  System Energy Resources, Inc.:
     Results of Operations                                 63
     Statements of Income                                  64
     Statements of Cash Flows                              65
     Balance Sheets                                        66
Notes to Financial Statements for Entergy
  Corporation and Subsidiaries                             68
Part II:
  Item 1.  Legal Proceedings                               83
  Item 5.  Other Information                               84
  Item 6.  Exhibits and Reports on Form 8-K                85
Experts                                                    86
Signature                                                  87

      This combined Quarterly Report on Form 10-Q is separately filed by Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 1996, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1997 and June 30, 1997, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

                     Forward Looking Information

       Investors are cautioned that forward-looking statements contained herein with respect to the revenues, earnings, competitive performance, or other prospects for the business of Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., System Energy Resources, Inc. or their affiliated companies may be influenced by factors that could cause actual outcomes and results to be materially different than projected. Such factors include, but are not limited to, the effects of weather, the performance of generating units, fuel prices and availability, regulatory decisions and the effects of changes in law, capital spending requirements, the evolution of competition, changes in accounting standards, interest rate changes, changes in foreign currency exchange rates, and other factors.


                             DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

Algiers                  15th  Ward  of  the City  of  New  Orleans,
                         Louisiana
ALJ                      Administrative Law Judge
ANO                      Arkansas Nuclear One Plant
ANO 1                    Unit No. 1 of ANO
ANO 2                    Unit No. 2 of ANO
APSC                     Arkansas Public Service Commission
BPS                      British pounds sterling
Cajun                    Cajun Electric Power Cooperative, Inc.
Capital Funds Agreement  Agreement,  dated as of June  21,  1974,  as amended,  between System Energy and  Entergy
                         Corporation, and the assignments thereof
CitiPower                CitiPower Pty.
Council                  Council   of   the  City  of  New   Orleans,
                         Louisiana
domestic utility
   companies             Entergy Arkansas, Entergy Gulf States,
                         Entergy Louisiana, Entergy Mississippi,  and
                         Entergy New Orleans, collectively
Entergy                  Entergy  Corporation and its various  direct
                         and indirect subsidiaries
Entergy Arkansas         Entergy  Arkansas,  Inc., formerly  Arkansas
                         Power & Light Company
Entergy Corporation      Entergy Corporation, a Delaware corporation,
                         successor to Entergy Corporation, a  Florida
                         corporation
Entergy Enterprises      Entergy Enterprises, Inc.
Entergy Gulf States      Entergy  Gulf  States, Inc.,  formerly  Gulf
                         States  Utilities Company (including  wholly
                         owned  subsidiaries  - Varibus  Corporation,
                         GSG&T, Inc., Prudential Oil & Gas, Inc., and
                         Southern Gulf Railway Company)
Entergy London
  Investments            Entergy London Investments   plc,   formerly
                         Entergy Power UK, plc
Entergy Louisiana        Entergy  Louisiana, Inc., formerly Louisiana
                         Power & Light Company
Entergy Mississippi      Entergy    Mississippi,    Inc.,    formerly
                         Mississippi Power & Light Company
Entergy New Orleans      Entergy  New  Orleans,  Inc.,  formerly  New
                         Orleans Public Service Inc.
Entergy Operations       Entergy  Operations, Inc., a  subsidiary  of
                         Entergy   Corporation  that  has   operating
                         responsibility for ANO, Grand Gulf 1,  River
                         Bend, and Waterford 3
Entergy Services         Entergy Services, Inc.
EPA                      U.S. Environmental Protection Agency
EPAct                    Energy Policy Act of 1992
FASB                     Financial Accounting Standards Board
FERC                     Federal Energy Regulatory Commission
Form 10-K                The  combined Annual Report on Form 10-K for
                         the   year  ended  December  31,  1996,   of
                         Entergy,  Entergy  Arkansas,  Entergy   Gulf
                         States,     Entergy    Louisiana,    Entergy
                         Mississippi, Entergy New Orleans, and System
                         Energy
Grand Gulf 1             Unit No. 1 (nuclear) of the Grand Gulf Plant
ISES                     Independence   Steam   Electric   Generating
                         Station
kWh                      Kilowatt-hour(s)
LPSC                     Louisiana Public Service Commission
London Electricity       London Electricity plc - a regional electric
                         company  serving London, England, which  was
                         acquired by Entergy on February 7, 1997
Merger                   The combination transaction, consummated  on
                         December  31,  1993, by which  Entergy  Gulf
                         States   became  a  subsidiary  of   Entergy
                         Corporation and Entergy Corporation became a
                         Delaware corporation
MPSC                     Mississippi Public Service Commission
NRC                      Nuclear Regulatory Commission
Owner Participant        A  corporation that, in connection with  the
                         Waterford 3 sale and leaseback transactions,
                         has  acquired  a beneficial  interest  in  a
                         trust,  the  Owner Trustee of which  is  the
                         owner  and lessor of undivided interests  in
                         Waterford 3
Owner Trustee            Each institution and/or individual acting as
                         Owner  Trustee under a trust agreement  with
                         an  Owner Participant in connection with the
                         Waterford 3 sale and leaseback transactions
PCBs                     Polychlorinated biphenyls
PUHCA                    Public Utility Holding Company Act of  1935,
                         as amended
PUCT                     Public Utility Commission of Texas
PURPA                    Public Utility Regulatory Policies Act
River Bend               River  Bend Nuclear Plant, owned by  Entergy
                         Gulf States
RUS                      Rural Utilities Service
SEC                      Securities and Exchange Commission
SFAS                     Statement  of Financial Accounting Standards
                         as  promulgated by the Financial  Accounting
                         Standards Board
System Agreement         Agreement  , effective January 1,  1983,  as
                         modified,   among   the   domestic   utility
                         companies   relating  to  the   sharing   of
                         generating   capacity   and   other    power
                         resources
System Energy            System Energy Resources, Inc.
System Fuels             System Fuels, Inc.
UK                       The  United  Kingdom of  Great  Britain  and
                         Northern Ireland
Waterford 3              Unit No. 3 (nuclear) of the Waterford Plant

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


Cash Flows

      Net cash flow from operations for Entergy Corporation, the domestic utility companies, and System Energy for the nine months ended September 30, 1997 and 1996 was as follows:

                                 Nine Months    Nine Months
          Company              Ended 9/30/97   Ended 9/30/96
                                       (In Millions)

          Entergy Corporation    $1,574.7         $1,268.7
          Entergy Arkansas       $  400.5         $  344.2
          Entergy Gulf States    $  382.6         $  263.4
          Entergy Louisiana      $  271.6         $  284.6
          Entergy Mississippi    $  141.0         $  146.6
          Entergy New Orleans    $   36.8         $   27.0
          System Energy          $  201.0         $  223.7

      The positive cash flow from operations for the domestic utility companies results from continued efforts to streamline operations and to reduce costs, as well as from collections under rate phase-in plans that exceed current cash requirements for the related costs. In the income statement, these revenue collections are offset by the amortization of the previously deferred costs so that there is no effect on net income. These phase-in plans will continue to contribute to Entergy Corporation's cash position in the immediate future. The Grand Gulf 1 phase-in plans will expire in 1998 for Entergy Arkansas and Entergy Mississippi, and in 2001 for Entergy New Orleans. Entergy Gulf States' phase-in plan for River Bend will expire in 1998. Entergy Louisiana's phase-in plan for Waterford 3 expired in June 1997. Competitive growth businesses contributed $290.8 million to Entergy Corporation's cash flow from operations. In accordance with the purchase method of accounting, London Electricity's results of operations are not included in Entergy Corporation's nine months ended September 30, 1996 Statements of Consolidated Cash Flows.

Financing Sources

      As discussed in Note 7, the acquisition of London Electricity for $2.1 billion was accomplished in February 1997. The acquisition was financed with $1.7 billion of debt that is non-recourse to Entergy Corporation, and $392 million of equity provided by Entergy Corporation from available cash and borrowings under its $300 million line of credit. Entergy Corporation anticipates refinancing this debt during the fourth quarter of 1997 through the issuance of up to $300 million of preferred securities and new bank financing. In addition to cash flow from operations, London Electricity had several primary sources of liquidity available at September 30, 1997 including: (i) the availability under its credit facilities agreement of approximately BPS220 million, (ii) several uncommitted loan facilities totaling BPS200 million provided by banking institutions, and (iii) London Electricity's BPS150 million commercial paper program. As of September 30, 1997, a total of BPS45 million was borrowed under the commercial paper facility. In addition, London Electricity intends to use availability under existing facilities, or replacements thereof, to finance its payments of windfall profits taxes in December 1997 and 1998 which will total BPS140 million.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


      Entergy Mississippi issued a series of general and refunding mortgage bonds in June 1997 totaling $65 million, the proceeds of which were used to meet a scheduled July 1, 1997 debt maturity. Excluding the London Electricity investment and the Entergy Mississippi bond issuance, cash from operations, supplemented by cash on hand, was sufficient to meet substantially all investing and financing requirements of the domestic utility companies and System Energy, including capital expenditures, dividends, and debt and preferred stock maturities for the nine months ended September 30, 1997.

       Entergy's  domestic  utility  companies  other  than   Entergy
Mississippi  have  been able to fund their capital requirements  with
cash  from  operations  as discussed above in "Cash  Flows".   Should
additional cash be needed to fund investments or to retire debt, the domestic utility companies and System Energy each have the ability, subject to regulatory approval and compliance with issuance tests, to
issue  debt  or  preferred securities to meet such requirements.   In
addition, to the extent market conditions and interest and dividend rates allow, the domestic utility companies and System Energy will continue to refinance and/or redeem higher cost debt and preferred stock prior to maturity. See Note 4 herein for a discussion of the
recent  refinancing  by  Entergy  Louisiana.   The  domestic  utility
companies may continue to establish special purpose trusts as financing subsidiaries for the purpose of issuing trust preferred securities, such as those issued in 1996 by Entergy Louisiana Capital I and Entergy Arkansas Capital I, and those issued in January 1997 by Entergy Gulf States Capital I. Entergy Corporation, the domestic utility companies, and System Energy also have the ability to effect short-term borrowings. See Notes 4, 5, 6, 7, 9 and 10 in the Form 10-K for additional information on Entergy's capital and refinancing requirements in 1997-2001.

      As of September 30, 1997, Entergy Corporation had $150 million outstanding under its $300 million bank credit facility. In addition, Entergy Corporation had $91 million outstanding and Entergy Technology Holding Company (ETHC) had $17 million outstanding on a joint $250 million bank line of credit as of September 30, 1997. See
Note 4 to the Form 10-K for information on the domestic utility companies' and System Energy's short-term borrowing authorizations and bank lines of credit.

Financing Uses

      Productive investment by Entergy Corporation is integral to enhancing the long-term value of its common stock. Entergy Corporation has been expanding its investments in business opportunities overseas as well as in the United States. As of September 30, 1997, Entergy Corporation had acquired or participated in foreign electric ventures in Australia, Argentina, China, Chile, Pakistan, Peru, and the UK, and had acquired several telecommunications-based businesses in the United States. As of September 30, 1997, Entergy Corporation had a net investment of $1.2 billion in equity capital in competitive growth businesses. See Note 7 for a discussion of Entergy Corporation's acquisition of London Electricity on February 7, 1997.

      To make capital investments, fund its subsidiaries, and pay dividends, Entergy Corporation will utilize internally generated funds, cash on hand, funds available under its bank credit facilities, funds received from its dividend reinvestment and stock purchase plan, and bank financings as required. See Note 3 herein for information regarding proceeds from the issuance of common stock under Entergy Corporation's dividend reinvestment and stock purchase plan during the nine months ended September 30, 1997. See Note 9 in the Form 10-K for a discussion of capital requirements. Entergy Corporation receives funds through dividend payments from its subsidiaries. During the nine months ended September 30, 1997 such dividend payments from subsidiaries totaled $420.0 million. Entergy Gulf States resumed paying common stock dividends in the third quarter of 1997. During the nine months ended September 30, 1997
Entergy       Corporation      paid      $328.2      million       of

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES

common stock dividends. Declarations of dividends on common stock are made at the discretion of Entergy Corporation's Board of Directors. Management will not recommend future changes in dividends to the Board unless warranted by economic circumstances and the then current business environment. See Note 8 in the Form 10-K for information on dividend restrictions.

Entergy Corporation and Entergy Gulf States

     See Notes 1 and 2 regarding River Bend and Cajun litigation. An adverse ruling by the PUCT regarding River Bend could result in up to approximately $271 million of potential write-offs (net of tax). Such write-offs could result in substantial net losses being reported in the future by Entergy Gulf States, with resulting adverse adjustments to the common equity of Entergy Corporation and Entergy Gulf States. Adverse resolution of these matters could negatively affect Entergy Gulf States' ability to obtain financing, which could in turn affect Entergy Gulf States' liquidity and ability to pay common stock dividends to Entergy Corporation.

Entergy Corporation and System Energy

      Under the Capital Funds Agreement, Entergy Corporation has agreed to supply System Energy with sufficient capital to maintain System Energy's equity capital at a minimum of 35% of its total capitalization (excluding short-term debt), to permit the continued commercial operation of Grand Gulf 1, and to pay in full all indebtedness for borrowed money of System Energy when due under any circumstances. In addition, under supplements to the Capital Funds Agreement assigning System Energy's rights thereunder as security for specific debt of System Energy, Entergy Corporation has agreed to make cash capital contributions, if required, to enable System Energy to make payments on such debt when due. The Capital Funds Agreement may be terminated by the parties thereto, subject to the consent of certain creditors.

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

Competition and Industry Challenges

Transition to Competition Filings

       See   "MANAGEMENT'S  FINANCIAL  DISCUSSION  AND   ANALYSIS   -
SIGNIFICANT  FACTORS AND KNOWN TRENDS" in the Form 10-K  and  Note  2
herein for a discussion of the domestic utility companies' filings with their respective state and local regulators concerning the transition to competition. Entergy Gulf States made a supplemental filing with the PUCT on April 4, 1997, outlining a comprehensive market reform proposal calling for the establishment of retail competition, service quality standards, a regional power exchange, and an independent system operator. Entergy Gulf States requested from the PUCT a reciprocal commitment to provide an opportunity for the full recovery of prudently incurred investments previously approved by regulators. The PUCT had scheduled hearings on the transition to competition to begin in October 1997 but those hearings were rescheduled and began on November 5, 1997.

      The MPSC conducted hearings in April 1997 on various transition to competition issues, including the recoverability of stranded costs, the potential for cost shifting, and electric supply reliability. In early July the MPSC issued an order directing the Mississippi Public Utilities Staff to submit a report outlining a plan for restructuring the electric utility industry in Mississippi. On November 3, 1997, the Mississippi Public Utilities Staff submitted to the MPSC a proposed transition plan for retail competition in the electric industry in Mississippi. The plan represents the staffs' current position on how retail competition can be implemented in Mississippi and includes an implementation schedule in which retail competition would begin on January 1, 2001. The plan assumes the passage of necessary enabling legislation in 1999. The plan also provides for a transition period, from January 1, 2001, through December 31, 2004, for the recovery of any allowed stranded costs through a non-bypassable charge. Parties will file comments and reply comments on the plan during January and February of 1998 and a hearing will be conducted by the MPSC in April 1998.

     In October 1996, Entergy Arkansas filed a proposal with the APSC designed to achieve an orderly transition to retail electric competition in Arkansas. Entergy Arkansas supplemented its proposal with a May 1, 1997 filing and additional testimony in response to the testimony of the other parties. The proposal included a rate decrease totaling $158 million over a two-year period beginning January 1998. On October 9, 1997, Entergy Arkansas and other parties to the proceeding submitted a settlement agreement to the APSC. The proposed settlement provides for more than $200 million in rate reductions. The proposal allows Entergy Arkansas to accelerate, beginning in 1999, the recovery of purchased power costs associated with Entergy Arkansas' allocation of Grand Gulf 1 plant investment, pending FERC approval. The $200 million reduction includes approximately $170 million associated with the termination of the Grand Gulf deferrals, a reduction which was part of an earlier settlement agreement with the APSC. The settlement also provides for a Transition Cost Account which will utilize any excess earnings above the allowed return on equity to offset stranded costs when customer choice occurs. The agreement calls for the APSC to hold a hearing in 2001 to review Entergy Arkansas' potential stranded costs and to evaluate the magnitude of stranded costs and the mechanism in place to address those stranded costs. In addition, the settlement includes, the opening of a generic docket by the APSC in 1998 to take testimony regarding transition to retail electric competition, with the findings from that docket to be turned over to the Arkansas legislature in October 1998. The APSC held a hearing on October 17, 1997 to consider the settlement agreement and is expected to issue a decision with respect to the settlement agreement by mid-December 1997.

      In September 1996, Entergy Gulf States and Entergy Louisiana filed proposals with the LPSC designed to achieve an orderly transition to retail electric competition in Louisiana, while protecting certain classes of ratepayers from bearing the burden of any cost shifting. See Note 2 herein for additional information regarding this filing. Hearings on these proposals have been delayed until 1998.

     In February 1997, the LPSC ruled that certain issues embodied in the Entergy Gulf States and Entergy Louisiana proposals would be addressed in those companies' existing rate dockets and that certain other issues would be addressed in an ongoing generic regulatory proceeding examining electric utility industry restructuring.

      In March 1997, the Council established new dockets regarding electric and gas utility service competition in the City of New
Orleans. The dockets will address competitive issues, including the advisability of implementing competition, recoverability and measurement of stranded costs, maximization of consumer savings, minimization of cost shifting, and potential conflicts among federal, state, and local regulators, as such issues relate to electric and gas service currently being provided to New Orleans customers by Entergy New Orleans and electric service being provided in Algiers by Entergy Louisiana. Comments were filed by interested parties in April 1997. Public hearings on these issues were held in May, July and October of 1997.

      Entergy New Orleans made its cost of service and revenue requirement filing in conjunction with its transition to competition plan on September 17, 1997. On November 6, 1997, the Council severed the traditional ratemaking issues from the transition filings, and established a procedural schedule for the second phase of the rate proceeding, pursuant to which hearings will be conducted in July 1998. Additionally, the Council ordered Entergy New Orleans to file unbundled gas rates, in preparation for an investigation of issues relating to gas industry competition. The electric transition to competition filing is generally similar to those filed for the other domestic utility companies. It includes a rate cap coupled with a continuing right of the Council to conduct reviews of Entergy New
Orleans' earnings, an offer to seek authority from FERC for accelerated recovery of Grand Gulf purchased power obligations, and implementation of a non-bypassable universal service charge for all existing customers, together with functional unbundling of electric rates. Entergy New Orleans' transition filing will be subject to further review by the Council. A procedural schedule for that filing has not been set, although public comment has been requested by the Council.

Retail and Wholesale Rate Issues

      See Note 2 to the Form 10-K, as supplemented hereby, for a discussion of the ongoing trend of regulatory mandated rate reductions as well as incentive and performance-based regulation and filings made with state and local regulators regarding an orderly transition to a more competitive market for electricity. See Note 2 herein for a discussion of rate reductions implemented at Entergy Louisiana and Entergy New Orleans during the current period.

      On July 14, 1997, Entergy Services filed with the FERC its wholesale transmission open access compliance tariff incorporating the requirements of FERC Order No. 888-A.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


Legislative Activity

      A number of bills have been introduced in the U. S. Congress calling for deregulation of the electric power industry. Included in these proposals are some that would amend or repeal PUHCA and/or PURPA. These bills generally have provisions that would give consumers the ability to choose their own electricity service provider. The Energy and Power Subcommittee of the Commerce Committee of the U.S. House of Representatives held hearings on this issue in October 1997, at which it was agreed that a consensus approach to electricity deregulation was needed. However, no agreement was reached as to a specific approach.

      Entergy Gulf States was an active participant in discussions aimed at developing legislation relating to electric utility industry restructuring and competition in the Texas Legislature before it adjourned on June 2, 1997. However, no such legislation was passed in Texas during the recent session. The legislature will not convene again until January 1999, by which time Entergy Gulf States believes the PUCT will have acted on the transition to competition filing of Entergy Gulf States.

      The Arkansas Senate has passed a resolution requesting a study of the impact of electric utility industry competition on the citizens of Arkansas, the electric utility industry, and the regulatory authority of the APSC. This study, to be performed by a joint legislative committee of the Arkansas General Assembly, is scheduled to begin by December 1, 1997, and conclude prior to the 1999 legislative session.

Competitive Growth Businesses

      Entergy Corporation seeks opportunities to expand its domestic and foreign businesses that are not regulated by domestic state and local utility regulatory authorities. Such businesses currently include the development, ownership, and/or operation of electric distribution businesses and electric generation facilities as well as businesses which offer a broad range of energy management, security monitoring, and telecommunications services. Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" for a discussion of Entergy Corporation's 1997 investments in competitive growth businesses. Some of these investments may involve a greater risk than domestic regulated utility enterprises. For the nine months ended September 30, 1997, Entergy Corporation's competitive growth businesses reduced consolidated net income by approximately $117 million principally due to the impact of a windfall profits tax in the UK which was partially offset by the reduction in the UK corporation tax rate, as discussed in more detail below in "Windfall Profits Tax". Excluding the impact of these items, the competitive growth businesses contributed $52 million to consolidated net income during the nine months ended September 30, 1997.

       Entergy Nuclear, Inc. (Entergy Nuclear), a wholly-owned subsidiary of Entergy Enterprises, began providing management and operations services in February 1997 to Maine Yankee Atomic Power Company (Maine Yankee) at the Maine Yankee nuclear plant for an initial period of up to one year. On August 6, 1997, the board of directors of Maine Yankee announced the permanent closure of this nuclear plant. On November 6, 1997, Entergy Nuclear and Maine Yankee entered into an agreement which calls for Entergy Nuclear to provide management services for initial decommissioning activities through September 30, 1998. This contract replaces the short-term contract in effect from February 1997 through September 30, 1997.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


      Through its London Electricity acquisition, Entergy expects to gain valuable experience in the deregulated UK electricity market, in anticipation of the deregulation of the electricity market in the United States. London Electricity has already experienced seven years of a partially competitive supply environment and expects to be in a fully competitive supply market beginning April 1, 1998. In conjunction with the acquisition of London Electricity, Entergy established an international retail operations group to coordinate retail electric operations in the UK, Australia, and Argentina.

      In February 1997, Entergy Richmond Power Corporation, a wholly-owned subsidiary of Entergy Power Development Corporation (Entergy Power), sold its 50% interest in Richmond Power Enterprise LP (owner of a gas-fired electric and steam generation facility), to a third party for $10 million, realizing an after tax gain of $2.7 million.

      In February 1997, Entergy Corporation announced a joint venture with Hyperion Telecommunications. It is expected that by the end of 1997, the joint venture (to be known as Entergy Hyperion Telecommunications) will offer competitive local access telephone services primarily to business customers in the metropolitan areas of Little Rock, Arkansas, Jackson, Mississippi, and Baton Rouge, Louisiana.

      In June 1997, Entergy Transener, S.A., another wholly-owned subsidiary of Entergy Power, sold its interest in a consortium that owned 65% of Transener S.A. for $27.5 million, realizing an after-tax gain of $5.8 million. During the second quarter of 1997, Entergy Pakistan Limited, another wholly-owned subsidiary of Entergy Power, sold 25% of its interest in Hub Power Company, Ltd. for $26.5 million, which resulted in an after-tax gain of $9.1 million.

     During the second quarter of 1997, Entergy Power Chile, S.A., an indirect wholly-owned subsidiary of Entergy Power, purchased a 25% interest in the San Isidro project, a 370 MW gas-fired, combined cycle generating facility under construction in Chile. Entergy Power Chile, S.A. is obligated to fund up to $20 million for the cost of completing the plant, scheduled for commercial operation in 1999. The other project owner, which is also the developer, is Empresa Nacional de Electricidad, S.A. (Endesa).

      On July 1, 1997, Entergy Security Company, a wholly-owned subsidiary of Entergy Technology Holding Company (Entergy's principal telecommunications subsidiary), acquired the Ranger American group of companies for an aggregate purchase price of approximately $60.8 million. Ranger American is a leading provider of electronic security services in the largest cities in Texas and in Atlanta, Georgia. This expansion increases Entergy Security's customer total to approximately 140,000 and its annual revenues to more than $53 million. See Note 3 for details regarding the Entergy Corporation common stock that was issued in connection with this acquisition.

      In September 1997, Entergy Power acquired Kingsnorth Power Ltd.
(KPL) for $67 million. KPL owns land in Southeast England and certain rights to build a power station. The acquisition of KPL was financed by borrowings under a BPS50 million credit facility with an international bank. In early October 1997, Entergy Power announced construction of a 740 MW combined cycle gas turbine merchant power plant to be known as Damhead Creek on the KPL site. Construction is scheduled to begin in April 1998, at an estimated cost of $625 million. The target date for commercial operation is the second quarter of 2000. Financing and other project requirements are currently in the final stages of development.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


     During the third quarter of 1997, Nantong Entergy Heat and Power Co., Ltd., a cooperative Joint Venture which is 92% owned by Entergy Electric Asia, Ltd., a wholly-owned subsidiary of Entergy Power International Holdings Corporation, commenced construction of a 24 MW cogeneration plant in Nantong, China. The total cost of this project is currently estimated to be approximately $33 million.

      Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K, and Note 7 herein, for a discussion of Entergy's major competitive growth businesses.

Windfall Profits Tax

      As a result of Parliamentary elections held on May 1, 1997, the Labour Party gained control of the British government. On July 31, 1997, the British government enacted into law a one-time "windfall profits tax" on privatized industries, including regional electric utilities such as London Electricity. London Electricity's windfall profits tax liability is approximately BPS140 million (approximately $234 million), which will not be deductible for UK corporation tax purposes. Payment of the tax is required in two equal installments, the first due on December 1, 1997, and the second due on December 1, 1998.

      The British government also decreased the UK corporation tax rate from 33% to 31%, effective as of April 1, 1997. In accordance with SFAS 109, "Accounting for Income Taxes", this reduction in UK corporation tax rates resulted in a one-time reduction in income tax expense of approximately $65 million. The liability for the windfall profits tax (with a corresponding charge against income) and the reduction in London Electricity's deferred income tax liability (with a corresponding reduction in income tax expense) were recorded in July 1997.

Catalyst Technologies, Inc.

     On August 8, 1997, a jury in the Civil District Court of Orleans Parish, Louisiana, returned a verdict against Entergy Enterprises, a wholly-owned non-utility subsidiary of Entergy Corporation, in the amount of $346 million. Catalyst Technologies, Inc. (CTI) alleged in its lawsuit that Entergy Enterprises had agreed to transfer computer software to CTI but breached its obligation to do so, and claimed damages in an amount equaling its purported lost profits. On September 23, 1997, the judge in the case entered a judgment in the amount of the verdict, plus accrued interest from the date of the plaintiff's original demand in the amount of approximately $118 million, which continues to accrue at a rate of approximately $88,000 per day. The judgment in favor of CTI currently is the subject of post-trial motions in which Entergy Enterprises seeks, in the alternative, a judgment notwithstanding the verdict, a new trial or a substantial reduction of the amount awarded to CTI.

      Entergy  Enterprises contended in the trial that it  was  never obligated  to  transfer  any technology  to  CTI  because  CTI  never
fulfilled  the  conditions  necessary  to  give  rise  to   such   an
obligation. Moreover, Entergy Enterprises contended that CTI's claim for lost profits was totally speculative, having been made by a start-up company that has never engaged in any substantial business and having arisen in connection with a product that has never been marketed or sold and has never generated any revenue or profit for Entergy Enterprises. Based on these facts and the advice of counsel, management continues to believe that there are a number of strong legal arguments in support of Entergy Enterprises' position, that the judgment in favor of CTI is contrary to the facts and applicable law, and that either the case will be reversed or the judgment will be
reduced   to  an  amount  that  would  not  be  material  to  Entergy
Corporation. Subject to the outcome of the post-trial motions, which were the subject of oral argument before the court on November 5, 1997, Entergy Enterprises will appeal the judgment of the trial
court.   Refer to "Other Regulation and Litigation" in Item 1 of  the
Form 10-K for information regarding the original petition filed by CTI and to Note 1 herein for additional information on related court actions brought by both Entergy and CTI.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS



Waterford 3

      On January 6, 1997, Waterford 3 received from the NRC its Systematic Assessment of License Performance ("SALP") report for the period April 29, 1995 through November 30, 1996. During this period, observed performance declined from the previous SALP report, and three of the four functional areas received lower ratings. Waterford 3 personnel are having periodic performance meetings with NRC personnel, and significant Waterford 3 management changes have been effected in order to address these matters. Additionally, Waterford 3 has instituted a multi-year program to improve performance and is incurring additional costs in doing so.

      A scheduled 45-day refueling outage for the Waterford 3 nuclear plant began on April 12, 1997. Additional work and two minor incidents caused the outage to be extended from May 27 to mid-June. On May 28, 1997, a start-up transformer at Waterford 3 failed due to an internal fault. A replacement transformer was located and shipped to Waterford 3, where certain plant configuration changes were made to facilitate its installation. After installation of the replacement transformer, the plant was restarted on July 29, 1997.

Cajun - River Bend

      On October 7, 1997, the RUS elected not to become the transferee of Cajun's 30% interest in River Bend. Accordingly, under the terms of the Settlement, Cajun's interest in River Bend will be transferred by Cajun's Trustee in Bankruptcy to Entergy Gulf States at no cost. The transfer is subject to all necessary regulatory approvals, including approval of the NRC. The terms of the transfer provide that Cajun will establish a trust fund in the amount of $125 million to satisfy its obligation for decommissioning its 30% share of the plant. The regulatory and accounting treatment of the plant to be transferred will be determined as soon as the transfer date and conditions are confirmed. See Note 1 herein.

Labor Agreements

      During April 1997, Entergy Gulf States and a union representing 1,000 employees in Texas and Louisiana signed a two-year labor contract (expiring August 14, 1999). The contract stipulates that there will be no layoffs in the next two years and wages will be increased 3% per year in 1997 and 1998.

       In early July 1997, Entergy Operations and the union representing 317 employees at River Bend, and Entergy Mississippi and the union representing 400 of its employees, signed two-year labor contracts for the period from October 1998 to October 2000 which stipulate that there will be no layoffs of covered employees over the next two years and that wages will be increased 3% in each of the next two years.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


Deregulated Utility Operations

       Entergy Gulf States discontinued regulatory accounting principles in 1989 for its wholesale jurisdiction and steam department, and in 1991 for the Louisiana deregulated portion of River Bend. Operating income from these operations during the three and nine months ended September 30, 1997, was $6.6 million and $15.8 million, respectively, compared to $3.3 million and $11.3 million during the comparable periods in 1996. There were approximately $825 million in deregulated operations net assets as of September 30, 1997.

       The increase in operating income from these deregulated operations for the three and nine months ended September 30, 1997 was principally due to decreased steam department expenses, partially offset by reduced wholesale jurisdiction revenues. The future impact of the deregulated utility operations on Entergy's and Entergy Gulf States' results of operations and financial position will depend on future operating costs, future efficiency and availability of generating units, and market prices for energy over the remaining life of the assets.

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

      In the event that all or a portion of a utility's operations cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation, or a change in the competitive environment for the utility's regulated services, the utility is required to discontinue application of SFAS 71 for the relevant portion of its operations by eliminating from the balance sheet the effects of any actions of regulators recorded as regulatory assets and liabilities. Discontinuation of the application of SFAS 71 could have a material adverse impact on Entergy's financial statements.

       The SEC has expressed concern regarding the continuing applicability of SFAS 71 to the financial statements of electric utilities that either have been ordered by regulators to adopt transition to competition plans or are in the process of participating with the state legislatures and/or regulators in the development of such plans. While such plans may call for rate caps or decreases, they generally provide for recovery of investments in uneconomic or noncompetitive generating plants and other regulatory assets (together defined as stranded costs). The SEC is concerned that portions of entities subject to such plans may not meet the criteria for the continued application of SFAS 71. The Emerging Issues Task Force (EITF) of the FASB met in May and July of 1997 to address the issues of when such an entity should discontinue the application of SFAS 71, and how SFAS 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71", should be applied to a portion of an entity subject to such a plan. As a result of these meetings, a consensus was

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


reached that SFAS 71 should be discontinued at a date no later than when the details of the transition to competition plan for all or a portion of the entity subject to such plan are known. Additionally, the EITF reached a consensus that stranded costs which are to be recovered through cash flows derived from another portion of the entity which continues to apply SFAS 71 should not be written off; rather, they should be considered regulatory assets of the segment which will continue to apply SFAS 71.

      The domestic utility companies' and System Energy's financial statements continue to apply SFAS 71 for their regulated operations, except for those portions of Entergy Gulf States' business described in "Deregulated Utility Operations" above. Although discussions with regulatory authorities regarding retail competition have occurred and are expected to continue, no final transition to competition plans for Entergy's domestic utility subsidiaries have yet been adopted. See Note 1 to the Form 10-K for additional discussion of Entergy's application of SFAS 71.

      Accounting  for Decommissioning Costs - In February  1996,  the
FASB issued an exposure draft of a proposed SFAS addressing the accounting for decommissioning costs of nuclear generating units as well as liabilities related to the closure and removal of all long-lived assets. See Note 1 herein for a discussion of proposed changes in the accounting for decommissioning/closure costs and the potential impact of these changes on Entergy.

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

Financial Derivatives

      Derivative instruments have been used by Entergy on a limited basis. Entergy uses financial derivatives primarily to mitigate business risks and not for speculative purposes. See Notes 7 and 9 to the Form 10-K and Note 4 herein for additional information concerning Entergy's derivative instruments outstanding as of December 31, 1996, and September 30, 1997, respectively.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

      On February 7, 1997, Entergy Corporation made unconditional its offer to acquire London Electricity. In accordance with the purchase method of accounting, the results of operations for the three and nine months ended September 30, 1996 of Entergy Corporation and subsidiaries reported in the Statements of Consolidated Income and Cash Flows do not include London Electricity's results of operations. Consolidated net income for the three and nine months ended September 30, 1997 reflects London Electricity's results subsequent to February 1, 1997. See Note 7 for additional information regarding London Electricity.

Net Income

      Consolidated net income decreased for the three and nine months ended September 30, 1997 primarily due to the recording of a one-time windfall profits tax at London Electricity and the reversal of the Cajun River Bend litigation accrual at Entergy Gulf States in September 1996, partially offset by a one-time reduction in income tax expense for London Electricity due to a reduction in the UK corporation tax rate from 33% to 31%. The one-time net of tax write-off of River Bend rate deferrals pursuant to SFAS 121 at Entergy Gulf States in January 1996 also partially offset the impact of these items causing the decrease for the nine months ended September 30, 1997. See Note 7 for further discussion of London Electricity.

     Excluding the one-time items mentioned above, net income for the three months ended September 30, 1997 would have remained relatively unchanged as compared to the same period in 1996. Net income for the nine months ended September 30, 1997 would have decreased $19.2 million primarily due to a decrease in electric revenues and an increase in other operations and maintenance expenses, partially offset by an increase in competitive growth business revenues and a decrease in income tax expenses.

      Excluding the one-time windfall profits tax and the one-time reduction in the corporate income tax rate for London Electricity, the competitive growth businesses contributed approximately $52.0 million to net income for the nine months ended September 30, 1997. This is primarily due to the inclusion of London Electricity results subsequent to February 1, 1997. Also contributing to the competitive growth businesses' earnings increase for the nine months ended September 30, 1997 was an increase in CitiPower's net income of approximately $23.0 million. CitiPower's earnings increased primarily due to favorable weather trends, lower interest expense, and the recording of restructuring charges in 1996.

      Significant factors affecting the results of operations and causing variances between the three and nine months ended September 30, 1997 and 1996 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      The changes in electric operating revenues associated with Entergy's domestic regulated operations for the three and nine months ended September 30, 1997 are as follows:

                                     Three Months Ended    Nine Months Ended
Description                         Increase/(Decrease)   Increase/(Decrease)
                                                   (In Millions)
Change in base revenues                    ($20.4)               ($58.2)
Rate riders                                  (1.0)                (18.4)
Fuel cost recovery                           (4.8)                 18.3
Sales volume/weather                         16.3                 (19.7)
Other revenue (including unbilled)           37.6                   8.5
Sales for resale                              3.4                 (32.4)
                                            -----               -------
   Total                                    $31.1               ($101.9)
                                            =====               =======

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      Electric operating revenues of the domestic utility companies and System Energy increased for the three months ended September 30, 1997 primarily due to an increase in other revenue (primarily unbilled revenue) and higher sales volume partially offset by a decrease in base revenues. Unbilled revenue and sales volume increased as a result of warmer weather in September 1997 as compared to the same period in 1996. Base revenues decreased primarily due to a base rate reduction for Louisiana retail customers that became effective in the third quarter of 1997.

      Electric operating revenues for the nine months ended September 30, 1997 decreased for the domestic utility companies and System Energy primarily due to lower sales volume caused by decreases in base revenues, rate rider revenues, and sales for resale to non-associated utilities. These decreases were partially offset by an increase in fuel adjustment revenues. Base revenues decreased primarily due to rate reductions for Louisiana retail customers, aggressive pricing strategies for targeted customer segments, and a change in sales mix from residential and commercial customers to industrial customers at Entergy Gulf States. The reduction of rate rider revenues is due to an MPSC decision in October 1996 to reduce Entergy Mississippi's Grand Gulf 1 rate rider based on an estimate of costs over the next year. The decrease in sales for resale to non-associated utilities is primarily due to changes in generation requirements and availability among the domestic utility companies, principally Entergy Arkansas and Entergy Gulf States. Fuel adjustment revenues, which do not affect net income, increased for the nine months ended September 30, 1997 due to a PUCT order that approved recovery of under-recovered fuel expenses by Entergy Gulf States and due to shifting generation requirements as a result of the extended Waterford 3 refueling outage. See Note 2 for further discussion of the rate and regulatory matters.

     Competitive growth business revenues increased for the three and nine months ended September 30, 1997 primarily due to the February 1997 acquisition of London Electricity. London Electricity generated revenues of $438 million and $1.3 billion for the three and nine months ended September 30, 1997, respectively. Also contributing to the increases in competitive growth business revenues were increases in revenue at Entergy Power Marketing, Inc. of $166.2 million and $221.2 million for the three and nine months ended September 30, 1997, respectively. These increases were offset by increased power purchased for resale as discussed below.

Expenses

     Operating expenses for the three months ended September 30, 1997 and the nine months ended September 30, 1997 include the operating expenses of London Electricity, which were not included in the prior year's financial statements. Operating expenses for the three and nine months ended September 30, 1997, excluding London Electricity, increased primarily due to increases in power purchased for resale by Entergy Power Marketing Corporation, depreciation, amortization, and decommissioning expense, and other operation and maintenance expenses, partially offset by a reduction in fuel expenses. The increase in purchased power is primarily the result of a higher level of power trading by Entergy Power Marketing Corporation. The increase in depreciation, amortization, and decommissioning is due to plant additions and improvements. Other operation and maintenance expenses increased due to increased litigation loss reserves at Entergy Mississippi and contract work and maintenance performed by Entergy Louisiana and Entergy Mississippi. Fuel expenses decreased primarily due to lower sales volume resulting from milder weather in the first half of the year.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Other

      Other income decreased for the three and nine months ended September 30, 1997 primarily due to the one-time windfall profits tax impact on London Electricity. Offsetting the decrease for the nine months ended September 30, 1997 was the January 1996 net of tax write-off of River Bend rate deferrals at Entergy Gulf States pursuant to SFAS 121. Excluding London Electricity, other income decreased for the three months ended September 30, 1997 due to the reversal of the accrual for Cajun-River Bend litigation in September 1996 at Entergy Gulf States. In addition, excluding London Electricity, other income increased for the nine months ended September 30, 1997 primarily due to the previously mentioned 1996 write-off .

      Interest on long-term debt, excluding London Electricity, decreased for the three and nine months ended September 30, 1997 due primarily to ongoing retirement and refinancing of higher cost debt. Interest on debt associated with the London Electricity acquisition more than offset this decrease.

      For the three months ended September 30, 1997 and 1996 the effective income tax rates were 55.71% and 39.26%, respectively. The increase is primarily due to the impact of the one-time windfall profits tax which was not deductible for UK corporation tax purposes, partially offset by a reduction in the UK corporation tax rate from 33% to 31%. For the nine months ended September 30, 1997 and 1996 the effective income tax rates were 41.93% and 45.76%, respectively. The decrease is primarily due to the January 1996 net of tax write-off of River Bend rate deferrals at Entergy Gulf States pursuant to SFAS
121.  See Note 7 for a discussion of London Electricity.


                        ENTERGY CORPORATION AND SUBSIDIARIES
                          STATEMENTS OF CONSOLIDATED INCOME
          For the Three and Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                    Three Months Ended                 Nine Months Ended
                                                                  1997               1996             1997             1996
                                                                             (In Thousands, Except Share Data)
Operating Revenues:
  Electric                                                     $1,998,058        $1,966,969       $4,952,725       $5,054,647
  Natural gas                                                      17,516            21,402           98,037          107,866
  Steam products                                                   11,142            15,144           35,103           45,936
  Competitive growth businesses                                   770,871           144,817        1,935,565          392,552
                                                               ----------        ----------       ----------       ----------
        Total                                                   2,797,587         2,148,332        7,021,430        5,601,001
                                                               ----------        ----------       ----------       ----------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                                   509,532           527,769        1,248,052        1,309,082
     Purchased power                                              656,214           177,824        1,593,270          525,134
     Nuclear refueling outage expenses                             18,675            12,196           49,083           40,144
     Other operation and maintenance                              466,380           394,526        1,358,929        1,127,823
  Depreciation, amortization, and decommissioning                 246,736           196,937          716,051          586,604
  Taxes other than income taxes                                    92,233            90,572          275,429          269,485
  Rate deferrals                                                   (8,388)           (3,767)         (25,872)         (34,842)
  Amortization of rate deferrals                                  143,588           142,512          327,766          324,236
                                                               ----------        ----------       ----------       ----------
        Total                                                   2,124,970         1,538,569        5,542,708        4,147,666
                                                               ----------        ----------       ----------       ----------

Operating Income                                                  672,617           609,763        1,478,722        1,453,335
                                                               ----------        ----------       ----------       ----------

Other Income (Deductions):
  Windfall Profit tax - London Electricity                       (234,080)                -         (234,080)               -
  Allowance for equity funds used
   during construction                                              1,777             2,399            7,845            7,753
  Write-off of River Bend rate deferrals                                -                 -                -         (194,498)
  Miscellaneous - net                                                (914)           62,330           45,703           85,791
                                                               ----------        ----------       ----------       ----------
        Total                                                    (233,217)           64,729         (180,532)        (100,954)
                                                               ----------        ----------       ----------       ----------

Interest Charges:
  Interest on long-term debt                                      208,909           164,795          599,709          512,342
  Other interest - net                                             16,541            17,221           39,594           39,166
  Distributions on preferred securities of subsidiaries             4,709             1,947           13,591            1,947
  Allowance for borrowed funds used
   during construction                                             (1,455)           (2,032)          (6,332)          (6,499)
                                                               ----------        ----------       ----------       ----------
        Total                                                     228,704           181,931          646,562          546,956
                                                               ----------        ----------       ----------       ----------

Income Before Income Taxes                                        210,696           492,561          651,628          805,425

Income Taxes                                                      117,375           193,395          273,243          368,548
                                                               ----------        ----------       ----------       ----------

Net Income                                                         93,321           299,166          378,385          436,877

Preferred and Preference Dividend Requirements of
   Subsidiaries and Other                                          12,379            19,286           41,405           55,745
                                                               ----------        ----------       ----------       ----------

Earnings Applicable to Common Stock                               $80,942          $279,880         $336,980         $381,132
                                                               ==========        ==========       ==========       ==========
Earnings per average common share                                   $0.33             $1.22            $1.41            $1.67
Dividends declared per common share                                 $0.90             $0.45            $1.80            $1.35
Average number of common shares outstanding                   242,172,319       228,603,813      238,653,723      228,141,842

See Notes to Financial Statements.


                    ENTERGY CORPORATION AND SUBSIDIARIES
                   STATEMENTS OF CONSOLIDATED CASH FLOWS
           For the Nine Months Ended September 30, 1997 and 1996
                                 (Unaudited)

                                                                   1997            1996
                                                                      (In Thousands)
Operating Activities:
  Net income                                                       $378,385      $436,877
  Noncash items included in net income:
    Write-off of River Bend rate deferrals                                -       194,498
    Change in rate deferrals/excess capacity-net                    335,818       316,184
    Depreciation, amortization, and decommissioning                 716,051       586,604
    Deferred income taxes and investment tax credits               (169,887)      (57,324)
     Allowance for equity funds used during construction             (7,845)       (7,753)
  Changes in working capital:
    Receivables                                                    (175,147)     (160,616)
    Fuel inventory                                                   68,892          (260)
    Accounts payable                                                 59,540       (73,293)
    Taxes accrued                                                   387,233       226,147
    Windfall profit tax liability                                   234,080             -
    Interest accrued                                                (30,923)      (14,350)
    Other working capital accounts                                 (103,731)     (131,331)
  Decommissioning trust contributions                               (67,259)      (36,675)
  Other                                                             (50,492)       (9,970)
                                                                 ----------    ----------
    Net cash flow provided by operating activities                1,574,715     1,268,738
                                                                 ----------    ----------

Investing Activities:
  Construction/capital expenditures                                (554,638)     (425,652)
     Allowance for equity funds used during construction              7,845         7,753
  Nuclear fuel purchases                                            (52,323)     (118,958)
  Proceeds from sale/leaseback of nuclear fuel                       91,504       107,035
  Acquisition of London Electricity, net of cash acquired        (1,951,701)            -
  Acquisition of CitiPower                                                -    (1,156,112)
  Acquisition of  security companies and assets                     (71,258)            -
  Investment in nonregulated/nonutility properties                    6,652        (4,151)
  Proceeds from sale of Hub Power stock                              26,530        16,503
  Proceeds from sale of investment in Transener                      27,500             -
  Proceeds from sale of ISES                                              -        39,398
  Other                                                             (25,863)      (31,285)
                                                                 ----------    ----------
    Net cash flow used in investing activities                   (2,495,752)   (1,565,469)
                                                                 ----------    ----------


                      ENTERGY CORPORATION AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
             For the Nine Months Ended September 30, 1997 and 1996
                                   (Unaudited)

                                                                1997          1996
                                                                  (In Thousands)
Financing Activities:
  Proceeds from the issuance of:
    General and refunding mortgage bonds                        64,827        39,608
    First mortgage bonds                                        84,064       431,906
    Bank notes and other long-term debt                      1,717,569     1,004,243
    Preferred securities of subsidiaries trust                  82,323       125,963
    Common stock                                               238,193        36,869
  Retirement of:
    First mortgage bonds                                      (327,692)     (695,392)
    General and refunding mortgage bonds                        (7,622)      (56,000)
    Other long-term debt                                       (76,583)     (143,373)
  Redemption of preferred stock                               (119,367)      (91,879)
  Changes in short-term borrowings - net                       103,454        75,025
  Dividends paid:
    Preferred stock                                            (39,540)      (54,793)
    Common stock                                              (328,182)     (301,675)
                                                            ----------    ----------
    Net cash flow provided by financing activities           1,391,444       370,502
                                                            ----------    ----------
  Effect of exchange rates on cash and cash equivalents          2,655            66
                                                            ----------    ----------
Net increase in cash and cash equivalents                      473,062        73,837

Cash and cash equivalents at beginning of period               388,703       533,590
                                                            ----------    ----------
Cash and cash equivalents at end of period                    $861,765      $607,427
                                                            ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                      $650,190      $526,252
    Income taxes                                              $116,761      $236,288
  Noncash investing and financing activities:
     Capital lease obligations incurred                              -       $16,358
     Change in unrealized appreciation/(depreciation) of
       decommissioning trust assets                            $16,309      ($12,460)
      Treasury shares issued to acquire Ranger American        $21,464             -

See Notes to Financial Statements.

                ENTERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                September 30, 1997 and December 31, 1996
                            (Unaudited)


                                                         1997            1996
                                                          (In Thousands)
                      ASSETS
Current Assets:
  Cash and cash equivalents:
    Cash                                                   $99,476          $34,807
    Temporary cash investments - at cost,
      which approximates market                            762,289          346,782
    Special deposits                                             -            7,114
                                                        ----------       ----------
           Total cash and cash equivalents                 861,765          388,703
  Notes receivable                                           9,316            1,384
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
      $26.2 million in 1997 and $9.2 million in 1996)      618,849          324,687
    Other                                                  207,578           99,066
    Accrued unbilled revenues                              512,138          351,429
  Deferred fuel                                            154,003          122,184
  Fuel inventory                                            70,711          139,603
  Materials and supplies - at average cost                 360,203          339,622
  Rate deferrals                                           327,821          444,543
  Prepayments and other                                    171,346          151,312
                                                        ----------       ----------
           Total                                         3,293,730        2,362,533
                                                        ----------       ----------

Other Property and Investments:
  Decommissioning trust funds                              425,221          357,962
  Non-regulated investments                                557,796          513,058
  Other                                                     82,686           59,053
                                                        ----------       ----------
           Total                                         1,065,703          930,073
                                                        ----------       ----------

Utility Plant:
  Electric                                              25,374,226       22,811,164
  Plant acquisition adjustment - Entergy Gulf States       443,227          455,425
  Electric plant under leases                              684,367          679,991
  Property under capital leases - electric                 138,462          147,277
  Natural gas                                              168,099          168,143
  Steam products                                            81,743           81,743
  Construction work in progress                            391,524          401,676
  Nuclear fuel under capital leases                        263,937          250,651
  Nuclear fuel                                              61,832          112,625
                                                        ----------       ----------
           Total                                        27,607,417       25,108,695
  Less - accumulated depreciation and amortization       9,477,321        8,885,572
                                                        ----------       ----------
           Utility plant - net                          18,130,096       16,223,123
                                                        ----------       ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                         180,397          399,493
    SFAS 109 regulatory asset - net                      1,189,341        1,196,041
    Unamortized loss on reacquired debt                    201,977          217,664
    Other regulatory assets                                470,652          435,652
  Long-term receivables                                    215,040          216,082
  CitiPower license (net of $25.0 million of amortization) 545,391          606,214
  London Electricity license (net of $22.4 million       1,310,919                -
   of amortization)
  Other                                                    506,930          379,419
                                                        ----------       ----------
           Total                                         4,620,647        3,450,565
                                                        ----------       ----------

           TOTAL                                       $27,110,176      $22,966,294
                                                       ===========      ===========
See Notes to Financial Statements.


                  ENTERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                September 30, 1997 and December 31, 1996
                             (Unaudited)


                                                         1997          1996
                                                          (In Thousands)
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Currently maturing long-term debt                      $273,675       $345,620
  Notes payable                                           387,229         20,686
  Accounts payable                                        793,625        554,558
  Customer deposits                                       185,336        155,534
  Taxes accrued                                           654,816        180,340
  Accumulated deferred income taxes                        92,069         78,010
  Interest accrued                                        193,465        203,425
  Dividends declared                                      117,732          8,950
  Obligations under capital leases                        169,568        151,287
  Other                                                   112,768        184,157
                                                       ----------     ----------
           Total                                        2,980,283      1,882,567
                                                       ----------     ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                     4,575,808      3,770,760
  Accumulated deferred investment tax credits             592,925        607,641
  Obligations under capital leases                        239,098        247,360
  Other                                                 1,653,119      1,298,306
                                                       ----------     ----------
           Total                                        7,060,950      5,924,067
                                                       ----------     ----------

  Long-term debt                                        9,394,235      7,590,804
  Subsidiaries' preferred stock with sinking fund         196,237        216,986
  Subsidiary's preference stock                           150,000        150,000
  Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust holding
   solely junior subordinated deferrable debentures       215,000        130,000


Shareholders' Equity:
  Subsidiaries' preferred stock without sinking fund      334,454        430,955
  Common stock, $.01 par value, authorized 500,000,000
    shares; issued 243,431,490 shares in 1997 and
    234,456,457 shares in 1996                              2,434          2,345
  Paid-in capital                                       4,546,564      4,320,591
  Retained earnings                                     2,246,729      2,341,703
  Cumulative foreign currency translation adjustment       (5,682)        21,725
  Less - treasury stock (308,202 shares in 1997 and
  1,496,118 shares in 1996, at cost)                       11,028         45,449
                                                       ----------     ----------
           Total                                        7,113,471      7,071,870
                                                       ----------     ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                      $27,110,176    $22,966,294
                                                      ===========    ===========
See Notes to Financial Statements.


                    ENTERGY CORPORATION AND SUBSIDIARIES
                        SELECTED OPERATING RESULTS
     For the Three and Nine Months Ended September 30, 1997 and 1996
                               (Unaudited)

                                Three Months Ended   Increase/
         Description            1997        1996    (Decrease)       %
                                         (In Millions)
Domestic Electric Operating
Revenues:
  Residential                   $ 803.6    $ 800.6      $  3.0         -
  Commercial                      466.2      473.7        (7.5)       (2)
  Industrial                      532.6      548.6       (16.0)       (3)
  Governmental                     46.8       48.5        (1.7)       (4)
                              ---------  ---------     -------
    Total retail                1,849.2    1,871.4       (22.2)       (1)
  Sales for resale                110.1      106.7         3.4         3
  Other                            38.8     (11.1)        49.9       449
                              ---------  ---------     -------
    Total                     $ 1,998.1  $ 1,967.0      $ 31.1         2
                              =========  =========     =======

Billed Electric Energy
 Sales (Millions of kWh):
  Residential                     9,892      9,631         261         3
  Commercial                      6,563      6,378         185         3
  Industrial                     11,425     11,716        (291)       (2)
  Governmental                      693        703         (10)       (1)
                              ---------  ---------     -------
    Total retail                 28,573     28,428         145         1
  Sales for resale                2,883      3,007        (124)       (4)
                              ---------  ---------     -------
    Total                        31,456     31,435          21         -
                              =========  =========     =======

                                Nine Months Ended   Increase/
         Description            1997        1996    (Decrease)       %
                                        (In Millions)
Domestic Electric Operating
Revenues:
  Residential                 $ 1,759.9  $ 1,824.1      ($64.2)       (4)
  Commercial                    1,197.0    1,208.3       (11.3)       (1)
  Industrial                    1,506.5    1,505.9         0.6         -
  Governmental                    128.8      128.5         0.3         -
                              ---------  ---------     -------
    Total retail                4,592.2    4,666.8       (74.6)       (2)
  Sales for resale                267.8      300.2       (32.4)      (11)
  Other                            92.7       87.6         5.1         6
                              ---------  ---------     -------
    Total                     $ 4,952.7  $ 5,054.6     ($101.9)       (2)
                              =========  =========     =======

Billed Electric Energy
 Sales (Millions of kWh):
  Residential                    21,823     22,603        (780)       (3)
  Commercial                     16,410     16,254         156         1
  Industrial                     33,560     33,145         415         1
  Governmental                    1,886      1,850          36         2
                              ---------  ---------     -------
    Total retail                 73,679     73,852        (173)        -
  Sales for resale                7,136      8,817      (1,681)      (19)
                              ---------  ---------     -------
    Total                        80,815     82,669      (1,854)       (2)
                              =========  =========     =======

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months ended September 30, 1997 primarily due to an increase in electric operating revenues and a decrease in other operation and maintenance expenses, partially offset by higher income taxes. Net income decreased for the nine months ended September 30, 1997 primarily as a result of a decrease in electric operating revenues, partially offset by lower income taxes.

      Significant factors affecting the results of operations and causing variances between the three and nine months ended September 30, 1997 and 1996 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 1997 are as follows:

                                     Three Months Ended    Nine Months Ended
Description                         Increase/(Decrease)   Increase/(Decrease)
                                                   (In Millions)
Change in base revenues                     ($3.3)                ($3.1)
Rate riders                                   7.3                   6.8
Fuel cost recovery                            2.1                   5.3
Sales volume/weather                          7.3                  (7.4)
Other revenue (including unbilled)           11.9                  (4.3)
Sales for resale                             (8.7)                (33.4)
                                            -----               -------
   Total                                    $16.6                ($36.1)
                                            =====               =======

     Electric operating revenues increased for the three months ended September 30, 1997 primarily due to an increase in other revenue, sales volume and rate riders, partially offset by a decrease in sales for resale. The increases in other revenue (primarily unbilled revenue) and sales volume are a result of warmer weather in September 1997 as compared to the same period in 1996 and increased usage due to customer growth. The increase in rate rider revenues was due to an increase in Grand Gulf 1 rate rider revenues as a result of increased usage related to warmer weather during September 1997. The decrease in sales for resale is due to a decrease in sales to associated companies primarily due to changes in the generation requirements and availability among the domestic utility companies.

      Electric operating revenues decreased for the nine months ended September 30, 1997 primarily as a result of decreased sales for resale and lower sales volume, partially offset by an increase in rate rider revenues. The decrease in sales for resale resulted from a decrease in sales to associated companies primarily due to changes in the generation requirements and availability among the domestic utility companies. Sales volume decreased because of milder weather during the first half of the year. The increase in rate rider revenues was due to an increase in Grand Gulf 1 rate rider revenues as a result of increased usage related to warmer weather during September 1997.

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Expenses

     Operating expenses decreased slightly for the three months ended September 30, 1997 primarily due to a decrease in fuel expenses and other operation and maintenance expenses. These decreases were largely offset by an increase in purchased power expenses and an increase in the amortization of Grand Gulf 1 rate deferrals. Purchased power expenses increased due to a shift from higher priced fuel to lower priced purchased power. The increase in the amortization of Grand Gulf 1 rate deferrals is due to an increase in amortization prescribed in the Grand Gulf 1 rate phase-in plan.
Other operation and maintenance expenses decreased for the three months ended September 30, 1997 primarily due to a decrease in loss reserves and rental expense.

     Operating expenses decreased for the nine months ended September 30, 1997 primarily due to decreases in fuel and purchased power expenses, partially offset by an increase in the amortization of Grand Gulf 1 rate deferrals. Fuel and purchased power expenses decreased primarily as a result of lower sales volume due to milder weather in the first half of the year and lower priced purchased power costs. The increase in the amortization of Grand Gulf 1 rate deferrals is due to an increase in amortization prescribed in the Grand Gulf 1 rate phase-in plan.

Other

      Miscellaneous other income - net decreased for the three and nine months ended September 30, 1997 due to reduced Grand Gulf 1 carrying charges as a result of a decline in the deferral balance which does not impact net income.

      For  the  three months ended September 30, 1997  and  1996  the effective income tax rates were relatively unchanged. For the nine months ended September 30, 1997 and 1996 the effective income tax rates were 41.93% and 45.76%, respectively. The increase is primarily due to a decrease in regulatory operating reserves which receive flow through treatment.

                         ENTERGY ARKANSAS, INC.
                          STATEMENTS OF INCOME
     For the Three and Nine Months Ended September 30, 1997 and 1996
                               (Unaudited)

                                                                  Three Months Ended                Nine Months Ended
                                                               1997               1996             1997             1996
                                                                     (In Thousands)                  (In Thousands)
Operating Revenues                                            $545,849          $529,276       $1,344,199       $1,380,347
                                                              --------          --------       ----------       ----------

Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                             72,147            84,869          201,494          216,544
     Purchased power                                           123,871           114,106          327,725          334,362
     Nuclear refueling outage expenses                           7,639             7,087           19,905           22,170
     Other operation and maintenance                            80,280            88,629          252,081          257,765
      Depreciation, amortization, and decommissioning           42,745            42,112          125,529          123,928
  Taxes other than income taxes                                  9,114             8,546           27,643           27,989
  Amortization of rate deferrals                                61,365            52,608          129,370          119,078
                                                              --------          --------       ----------       ----------
        Total                                                  397,161           397,957        1,083,747        1,101,836
                                                              --------          --------       ----------       ----------

Operating Income                                               148,688           131,319          260,452          278,511
                                                              --------          --------       ----------       ----------

Other Income:
  Allowance for equity funds used
   during construction                                               -               875            2,572            3,026
  Miscellaneous - net                                            4,257             7,735           14,987           23,865
                                                              --------          --------       ----------       ----------
        Total                                                    4,257             8,610           17,559           26,891
                                                              --------          --------       ----------       ----------

Interest Charges:
  Interest on long-term debt                                    23,368            24,395           71,595           74,162
  Other interest - net                                           1,055             1,211            2,850            3,498
  Distributions on preferred securities of subsidiary            1,275               652            3,825              652
  Allowance for borrowed funds used
   during construction                                               -              (522)          (1,632)          (1,821)
                                                              --------          --------       ----------       ----------
        Total                                                   25,698            25,736           76,638           76,491
                                                              --------          --------       ----------       ----------

Income Before Income Taxes                                     127,247           114,193          201,373          228,911

Income Taxes                                                    48,996            43,402           75,189           83,140
                                                              --------          --------       ----------       ----------

Net Income                                                      78,251            70,791          126,184          145,771

Preferred Stock Dividend Requirements
  and Other                                                      2,733             4,359            8,363           13,243
                                                              --------          --------       ----------       ----------
Earnings Applicable to Common Stock                            $75,518           $66,432         $117,821         $132,528
                                                              ========          ========       ==========       ==========

See Notes to Financial Statements.

                          ENTERGY ARKANSAS, INC.
                         STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 1997 and 1996
                               (Unaudited)
                                                                 1997             1996
                                                                    (In Thousands)
Operating Activities:
  Net income                                                   $126,184         $145,771
  Noncash items included in net income:
    Change in rate deferrals/excess capacity-net                122,556          104,544
    Depreciation, amortization, and decommissioning             125,529          123,928
    Deferred income taxes and investment tax credits            (58,694)         (50,194)
    Allowance for equity funds used during construction          (2,572)          (3,026)
  Changes in working capital:
    Receivables                                                 (13,783)         (37,379)
    Fuel inventory                                               40,975              427
    Accounts payable                                            (20,826)         (13,901)
    Taxes accrued                                                95,308           54,444
    Interest accrued                                                767           (1,418)
    Other working capital accounts                              (26,638)          25,140
  Decommissioning trust contributions                           (11,129)         (11,831)
  Provision for estimated losses and reserves                     5,878            4,069
  Other                                                          16,950            3,633
                                                              ---------        ---------
    Net cash flow provided by operating activities              400,505          344,207
                                                              ---------        ---------

Investing Activities:
  Construction expenditures                                    (101,796)        (102,709)
  Allowance for equity funds used during construction             2,572            3,026
  Nuclear fuel purchases                                        (36,633)         (26,064)
  Proceeds from sale/leaseback of nuclear fuel                   36,553           25,437
                                                              ---------        ---------
    Net cash flow used in investing activities                  (99,304)        (100,310)
                                                              ---------        ---------

Financing Activities:
  Proceeds from the issuance of:
    First mortgage bonds                                         84,064           84,256
    Preferred securities of subsidiary trust                          -           58,168
  Retirement of first mortgage bonds                           (117,587)        (112,807)
  Redemption of preferred stock                                  (4,000)          (4,000)
  Dividends paid:
    Common stock                                                (97,200)         (66,600)
    Preferred stock                                              (8,462)         (13,342)
                                                              ---------        ---------
    Net cash flow used in financing activities                 (143,185)         (54,325)
                                                              ---------        ---------

Net increase in cash and cash equivalents                       158,016          189,572

Cash and cash equivalents at beginning of period                 43,857           11,798
                                                              ---------        ---------
Cash and cash equivalents at end of period                     $201,873         $201,370
                                                              =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                        $63,660          $69,503
    Income taxes                                                $29,011          $77,041
  Noncash investing and financing activities:
    Capital lease obligations incurred                                -          $16,358
    Change in unrealized appreciation (depreciation) of
     decommissioning trust assets                               $12,867          ($8,645)

See Notes to Financial Statements.

                        ENTERGY ARKANSAS, INC.
                           BALANCE SHEETS
                September 30, 1997 and December 31, 1996
                            (Unaudited)

                                                       1997          1996
                    ASSETS                                 (In Thousands)

Current Assets:
  Cash and cash equivalents:
    Cash                                                  $6,914      $5,117
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                              44,193      17,462
        Other                                            150,766      21,278
                                                      ----------  ----------
           Total cash and cash equivalents               201,873      43,857
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $2.3 million in 1997 and 1996)                    96,564      71,144
    Associated companies                                  27,941      45,303
    Other                                                  2,965       5,862
    Accrued unbilled revenues                            113,386     104,764
  Fuel inventory - at average cost                        16,344      57,319
  Materials and supplies - at average cost                80,967      72,976
  Rate deferrals                                         104,488     153,141
  Deferred excess capacity                                 1,305       9,005
  Deferred nuclear refueling outage costs                 32,384      24,534
  Prepayments and other                                    9,800       7,491
                                                      ----------  ----------
           Total                                         688,017     595,396
                                                      ----------  ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity          11,211      11,211
  Decommissioning trust fund                             234,396     203,274
  Other - at cost (less accumulated depreciation)          3,915       5,058
                                                      ----------  ----------
           Total                                         249,522     219,543
                                                      ----------  ----------

Utility Plant:
  Electric                                             4,687,416   4,578,728
  Property under capital leases                           55,736      57,869
  Construction work in progress                           77,270      83,524
  Nuclear fuel under capital lease                        82,444      79,103
  Nuclear fuel                                                 -      27,500
                                                      ----------  ----------
           Total                                       4,902,866   4,826,724
  Less - accumulated depreciation and                  2,101,433   1,976,204
    amortization
                                                      ----------  ----------
           Utility plant - net                         2,801,433   2,850,520
                                                      ----------  ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                         9,046      75,249
    SFAS 109 regulatory asset - net                      255,191     244,767
    Unamortized loss on reacquired debt                   54,714      56,664
    Other regulatory assets                               76,647      80,257
  Other                                                   30,631      31,421
                                                      ----------  ----------
           Total                                         426,229     488,358
                                                      ----------  ----------
           TOTAL                                      $4,165,201  $4,153,817
                                                      ==========  ==========
See Notes to Financial Statements.

                            ENTERGY ARKANSAS, INC.
                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                 (Unaudited)

                                                         1997           1996
     LIABILITIES AND SHAREHOLDERS' EQUITY                 (In Thousands)

Current Liabilities:
  Currently maturing long-term debt                      $17,465      $32,465
  Notes payable                                              667          667
  Accounts payable:
    Associated companies                                  57,115       91,205
    Other                                                 83,353       97,589
  Customer deposits                                       24,298       21,800
  Taxes accrued                                          149,502       54,194
  Accumulated deferred income taxes                       48,462       70,506
  Interest accrued                                        28,392       27,625
  Co-owner advances                                        7,858       33,873
  Deferred fuel cost                                      14,643        6,955
  Obligations under capital leases                        48,995       53,012
  Other                                                   25,308       17,967
                                                      ----------   ----------
           Total                                         506,058      507,858
                                                      ----------   ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                      766,843      785,994
  Accumulated deferred investment tax credits            105,001      108,307
  Obligations under capital leases                        89,084       83,940
  Other                                                  139,906      113,998
                                                      ----------   ----------
           Total                                       1,100,834    1,092,239
                                                      ----------   ----------

Long-term debt                                         1,243,356    1,255,388
Preferred stock with sinking fund                         36,027       40,027
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures        60,000       60,000

Shareholders' Equity:
  Preferred stock without sinking fund                   116,350      116,350
  Common stock, $0.01 par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares                                        470          470
  Paid-in capital                                        590,169      590,169
  Retained earnings                                      511,937      491,316
                                                      ----------   ----------
           Total                                       1,218,926    1,198,305
                                                      ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                      $4,165,201   $4,153,817
                                                      ==========   ==========
See Notes to Financial Statements.

                        ENTERGY ARKANSAS, INC.
                     SELECTED OPERATING RESULTS
   For the Three and Nine Months Ended September 30, 1997 and 1996



                                    Three Months Ended    Increase/
         Description                1997         1996    (Decrease)   %
                                              (In Millions)
Electric Operating Revenues:
  Residential                     $ 194.1      $ 187.0    $  7.1      4
  Commercial                        105.5        102.4       3.1      3
  Industrial                        112.6        109.6       3.0      3
  Governmental                        5.2          5.0       0.2      4
                                  -------      -------    ------
    Total retail                    417.4        404.0      13.4      3
  Sales for resale
     Associated companies            53.8         68.8     (15.0)   (22)
     Non-associated companies        67.0         60.7       6.3     10
  Other                               7.6         (4.3)     11.9    277
                                  -------      -------    ------
    Total                         $ 545.8      $ 529.2   $  16.6      3
                                  =======      =======   =======
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                       2,031        1,971        60      3
  Commercial                        1,391        1,353        38      3
  Industrial                        1,833        1,759        74      4
  Governmental                         67           66         1      2
                                  -------      -------    ------
    Total retail                    5,322        5,149       173      3
  Sales for resale
     Associated companies           2,102        2,855      (753)   (26)
     Non-associated companies       2,012        1,726       286     17
                                  -------      -------    ------
    Total                           9,436        9,730      (294)    (3)
                                  =======      =======    ======

                                    Nine Months Ended    Increase/
         Description                1997         1996    (Decrease)   %
                                              (In Millions)
Electric Operating Revenues:
  Residential                     $ 430.7      $ 437.4     ($6.7)    (2)
  Commercial                        254.0        250.4       3.6      1
  Industrial                        278.4        274.6       3.8      1
  Governmental                       14.1         13.2       0.9      7
                                ---------    ---------    ------
    Total retail                    977.2        975.6       1.6      -
  Sales for resale
     Associated companies           176.2        204.2     (28.0)   (14)
     Non-associated companies       162.2        167.6      (5.4)    (3)
  Other                              28.6         32.9      (4.3)   (13)
                                ---------    ---------    ------
    Total                       $ 1,344.2    $ 1,380.3    ($36.1)    (3)
                                =========    =========    ======
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                       4,640        4,816      (176)    (4)
  Commercial                        3,371        3,387       (16)     -
  Industrial                        4,944        4,850        94      2
  Governmental                        184          180         4      2
                                ---------    ---------    ------
    Total retail                   13,139       13,233       (94)    (1)
  Sales for resale
     Associated companies           7,982        8,622      (640)    (7)
     Non-associated companies       5,023        5,434      (411)    (8)
                                ---------    ---------    ------
    Total                          26,144       27,289    (1,145)    (4)
                                =========    =========    ======

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three months ended September 30, 1997 primarily as a result of a reduction in other income-miscellaneous due to the reversal of the accrual for the Cajun-River Bend litigation in September 1996. This decrease was partially offset by an increase in electric operating revenues and decreases in other operation and maintenance expenses, interest on long-term debt, and lower income taxes.

      Net income increased for the nine months ended September 30, 1997 primarily due to the $174 million net of tax write-off of River Bend rate deferrals required by the adoption of SFAS 121 in the first quarter of 1996. Excluding the effect of the write-off and the third quarter 1996 reversal of the Cajun-River Bend litigation accrual, net income for the nine months ended September 30, 1997 would have increased approximately 2.8% due to a decrease in other operation and maintenance expenses and reduced interest on long-term debt.

      Significant factors affecting the results of operations and causing variances between the three and nine months ended September 30, 1997 and 1996 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 1997 are as follows:

                                     Three Months Ended    Nine Months Ended
Description                         Increase/(Decrease)   Increase/(Decrease)
                                                   (In Millions)
Change in base revenues                     ($0.3)               ($26.8)
Fuel cost recovery                           (5.0)                 16.9
Sales volume/weather                         14.6                  18.4
Other revenue (including unbilled)            7.0                  (0.1)
Sales for resale                             (4.0)                (19.9)
                                            -----               -------
   Total                                    $12.3                ($11.5)
                                            =====               =======


     Electric operating revenues increased for the three months ended September 30, 1997 primarily due to higher sales volume and increased other revenue (primarily unbilled revenue). Sales volume increased primarily due to an increase in sales to industrial customers, in particular, certain cogeneration customers who purchased electricity from Entergy Gulf States for less than their production cost. Unbilled revenue increased as a result of warmer weather in September 1997 as compared to the same period in 1996.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      Electric operating revenues decreased for the nine months ended September 30, 1997 as a result of a decrease in base revenues and sales for resale, partially offset by increased fuel adjustment revenues, which do not affect net income, and higher sales volume. Base revenues decreased primarily due to rate reductions implemented for Louisiana retail customers in February 1997, aggressive pricing strategies for targeted customer segments, and a change in the sales mix from residential customers to industrial customers. Sales for resale decreased primarily due to decreased sales to non-associated customers. Fuel adjustment revenues increased due to a PUCT order that approved recovery of under-recovered fuel expenses. See Note 2 for further discussion. Sales volume increased primarily due to an increase in sales to certain industrial customers as noted above.

      Gas operating revenues increased for the nine months ended September 30, 1997 due to an increase in the fuel factor granted by the LPSC. This increase permits recovery of previously deferred gas costs.

     Steam operating revenues decreased for the three and nine months
ended   September  30,  1997  primarily  due  to  increased  customer requirements in 1996.

Expenses

      Operating expenses increased slightly for the three and nine months ended September 30, 1997 primarily due to increased purchased power expenses, partially offset by a decrease in other operation and maintenance expenses. Purchased power increased due to increased energy requirements combined with an increase in price. The decrease in other operation and maintenance expenses is primarily due to a decrease in the reserve for Cajun's unpaid portion of River Bend related costs, which is reflected in long-term receivables. Payments into the registry of the United States District Court for the Middle District of Louisiana for Entergy Gulf States' portion of expenses for Big Cajun 2, Unit 3 are expected to be recovered during 1997 as a part of the settlement of the disputes between Cajun and Entergy. See Note 1 for further discussion. Amortization of rate deferrals increased for the nine months ended September 30, 1997 based on the LPSC-approved River Bend phase-in plan. See Note 2 for further discussion.

Other

      Other income decreased for the three months ended September 30, 1997 due to the decrease in miscellaneous - net resulting from the reversal of the accrual for Cajun-River Bend litigation in September 1996. In September 1994, Entergy Gulf States recorded a reserve for the anticipated costs of the Cajun-River Bend litigation. Based on the Bankruptcy Court's approval of the settlement, the litigation accrual was reversed, resulting in miscellaneous income in 1996.

      Other income increased for the nine months ended September 30, 1997 primarily due to the write-off of River Bend rate deferrals required by the adoption of SFAS 121 in the first quarter of 1996, partially offset by the reversal of the accrual for the Cajun-River Bend litigation as discussed above.

      Interest charges decreased for the three and nine months ended September 30, 1997 due to the retirement of certain high cost long-term debt. For the three months ended September 30, 1997 and 1996, the effective income tax rates were relatively unchanged. For the nine months ended September 30, 1997 and 1996, the effective income tax rates were 37.36.% and 119.50%, respectively. The decrease is primarily due to the River Bend SFAS 121 write-off of $194.5 million in January 1996.

                         ENTERGY GULF STATES, INC.
                        STATEMENTS OF INCOME (LOSS)
     For the Three and Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                                               Three Months Ended                Nine Months Ended
                                                              1997               1996             1997             1996
                                                                   (In Thousands)                     (In Thousands)
Operating Revenues:
  Electric                                                   $584,357          $572,040       $1,490,234       $1,501,707
  Natural gas                                                   4,476             4,946           32,387           26,685
  Steam products                                               11,141            15,144           35,102           45,936
                                                             --------          --------       ----------       ----------
        Total                                                 599,974           592,130        1,557,723        1,574,328
                                                             --------          --------       ----------       ----------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses, and
     gas purchased for resale                                 152,511           171,451          411,595          413,917
    Purchased power                                            93,208            68,619          238,977          223,213
    Nuclear refueling outage expenses                           1,569             1,132            6,787            6,064
    Other operation and maintenance                            93,978           102,333          269,422          296,805
     Depreciation, amortization, and decommissioning           53,768            51,417          160,569          154,172
  Taxes other than income taxes                                25,800            26,837           81,810           78,376
  Amortization of rate deferrals                               20,775            18,319           61,541           54,281
                                                             --------          --------       ----------       ----------
        Total                                                 441,609           440,108        1,230,701        1,226,828
                                                             --------          --------       ----------       ----------

Operating Income                                              158,365           152,022          327,022          347,500
                                                             --------          --------       ----------       ----------

Other Income (Deductions):
  Allowance for equity funds used
    during construction                                           235               705            1,686            1,937
  Write-off of River Bend rate deferrals                            -                 -                -         (194,498)
  Miscellaneous - net                                           7,029            55,140           15,618           65,770
                                                             --------          --------       ----------       ----------
        Total                                                   7,264            55,845           17,304         (126,791)
                                                             --------          --------       ----------       ----------

Interest Charges:
  Interest on long-term debt                                   40,516            44,583          124,257          137,547
  Other interest - net                                          4,704            10,349            8,420           12,258
  Distributions on preferred securities of subsidiary           1,859                 -            5,041                -
  Allowance for borrowed funds used
    during construction                                          (156)             (600)          (1,395)          (1,656)
                                                             --------          --------       ----------       ----------
        Total                                                  46,923            54,332          136,323          148,149
                                                             --------          --------       ----------       ----------

Income Before Income Taxes                                    118,706           153,535          208,003           72,560

Income Taxes                                                   47,966            62,570           77,700           86,712
                                                             --------          --------       ----------       ----------

Net Income (Loss)                                              70,740            90,965          130,303          (14,152)

Preferred and Preference Stock
  Dividend Requirements and Other                               5,025             7,212           18,963           21,497
                                                             --------          --------       ----------       ----------

Earnings (Loss) Applicable to Common Stock                    $65,715           $83,753         $111,340         ($35,649)
                                                             ========          ========       ==========       ==========
See Notes to Financial Statements.


                         ENTERGY GULF STATES, INC.
                         STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 1997 and 1996
                                (Unaudited)

                                                                    1997             1996
                                                                       (In Thousands)
Operating Activities:
  Net income (loss)                                               $130,303         ($14,152)
  Noncash items included in net income (loss):
    Write-off of River Bend rate deferrals                               -          194,498
    Change in rate deferrals                                        60,822           54,281
    Depreciation, amortization, and decommissioning                160,569          154,172
    Deferred income taxes and investment tax credits                22,299           86,063
     Allowance for equity funds used during construction            (1,686)          (1,937)
  Changes in working capital:
    Receivables                                                    (55,099)         (24,352)
    Fuel inventory                                                  19,761          (11,734)
    Accounts payable                                                26,758          (35,908)
    Taxes accrued                                                   60,741           12,664
    Interest accrued                                                 6,211            3,591
    Deferred fuel                                                  (29,208)         (53,538)
    Other working capital accounts                                  (4,059)         (70,058)
  Decommissioning trust contributions                               (5,637)          (4,442)
  Provision for estimated losses and reserves                      (16,811)          (3,085)
  Other                                                              7,586          (22,663)
                                                                 ---------        ---------
    Net cash flow provided by operating activities                 382,550          263,400
                                                                 ---------        ---------

Investing Activities:
  Construction expenditures                                        (96,998)        (122,349)
     Allowance for equity funds used during construction             1,686            1,937
  Nuclear fuel purchases                                           (11,580)         (22,193)
  Proceeds from sale/leaseback of nuclear fuel                      11,580           23,592
                                                                 ---------        ---------
    Net cash flow used in investing activities                     (95,312)        (119,013)
                                                                 ---------        ---------

Financing Activities:
  Proceeds from the issuance of:
    Long-term debt                                                       -              780
    Preferred securities of subsidiary trust                        82,323                -
  Retirement of:
    First mortgage bonds                                           (57,240)         (79,234)
    Other long-term debt                                           (50,865)         (50,425)
  Redemption of preferred and preference stock                     (93,367)         (10,179)
  Dividends paid:
    Common stock                                                   (48,200)               -
    Preferred and preference stock                                 (16,960)         (21,328)
                                                                 ---------        ---------
    Net cash flow used in financing activities                    (184,309)        (160,386)
                                                                 ---------        ---------

Net increase (decrease) in cash and cash equivalents               102,929          (15,999)

Cash and cash equivalents at beginning of period                   122,406          234,604
                                                                 ---------        ---------

Cash and cash equivalents at end of period                        $225,335         $218,605
                                                                 =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                          $118,834         $128,496
    Income taxes                                                    $2,631              $80
  Noncash investing and financing activities:
     Change in unrealized appreciation/(depreciation) of
      decommissioning trust assets                                  $2,129            ($765)

See Notes to Financial Statements.

                          ENTERGY GULF STATES, INC.
                              BALANCE SHEETS
                  September 30, 1997 and December 31, 1996
                                (Unaudited)

                                                         1997           1996
                                                           (In Thousands)
                    ASSETS
Current Assets:
  Cash and cash equivalents:
    Cash                                                $11,092        $6,573
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                             44,749        45,234
        Other                                           169,494        70,599
                                                     ----------    ----------
           Total cash and cash equivalents              225,335       122,406
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $2.0 million in 1997 and 1996)                  110,482        87,883
    Associated companies                                 11,623         2,777
    Other                                                42,605        30,758
    Accrued unbilled revenues                            87,158        75,351
  Deferred fuel costs                                   128,711        99,503
  Accumulated deferred income taxes                      22,821        56,714
  Fuel inventory - at average cost                       25,248        45,009
  Materials and supplies - at average cost               88,445        86,157
  Rate deferrals                                         45,844       105,456
  Prepayments and other                                  27,130        16,321
                                                     ----------    ----------
           Total                                        815,402       728,335
                                                     ----------    ----------

Other Property and Investments:
  Decommissioning trust fund                             51,243        41,983
  Other - at cost (less accumulated depreciation)        38,596        38,358
                                                     ----------    ----------
           Total                                         89,839        80,341
                                                     ----------    ----------

Utility Plant:
  Electric                                            7,189,201     7,112,021
  Natural Gas                                            45,399        45,443
  Steam products                                         81,743        81,743
  Property under capital leases                          69,508        72,800
  Construction work in progress                          53,712       112,137
  Nuclear fuel under capital lease                       58,292        49,833
                                                     ----------    ----------
           Total                                      7,497,855     7,473,977
  Less - accumulated depreciation and amortization    2,970,628     2,846,083
                                                     ----------    ----------
           Utility plant - net                        4,527,227     4,627,894
                                                     ----------    ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                      100,679       120,158
    SFAS 109 regulatory asset - net                     380,494       372,817
    Unamortized loss on reacquired debt                  49,690        54,761
    Other regulatory assets                              87,200        45,139
  Long-term receivables                                 215,040       216,082
  Other                                                 227,710       185,921
                                                     ----------    ----------
           Total                                      1,060,813       994,878
                                                     ----------    ----------

           TOTAL                                     $6,493,281    $6,431,448
                                                     ==========    ==========
See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                             BALANCE SHEETS
                 September 30, 1997 and December 31, 1996
                               (Unaudited)

                                                         1997          1996
                                                              (In Thousands)
     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Currently maturing long-term debt                       $150,890      $160,865
  Accounts payable:
    Associated companies                                    53,514        55,630
    Other                                                  114,415        85,541
  Customer deposits                                         31,435        25,572
  Taxes accrued                                             96,888        36,147
  Interest accrued                                          55,862        49,651
  Nuclear refueling reserve                                 16,039       12,354
  Obligations under capital leases                          34,764        39,110
  Other                                                     17,676        18,186
                                                        ----------    ----------
           Total                                           571,483       483,056
                                                        ----------    ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                      1,207,820     1,200,935
  Accumulated deferred investment tax credits              216,320       219,188
  Obligations under capital leases                          99,011        83,524
  Deferred River Bend finance charges                       15,419        33,688
  Other                                                    553,013       539,752
                                                        ----------    ----------
           Total                                         2,091,583     2,077,087
                                                        ----------    ----------

Long-term debt                                           1,817,316     1,915,346
Preferred stock with sinking fund                           75,210        77,459
Preference stock                                           150,000       150,000
Company - obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely junior subordinated deferrable debentures        85,000             -


Shareholders' Equity:
  Preferred stock without sinking fund                      47,444       136,444
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares                                             114,055       114,055
  Paid-in capital                                        1,152,575     1,152,689
  Retained earnings                                        388,615       325,312
                                                        ----------    ----------
           Total                                         1,702,689     1,728,500
                                                        ----------    ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                        $6,493,281    $6,431,448
                                                        ==========    ==========
See Notes to Financial Statements.

                       ENTERGY GULF STATES, INC.
                      SELECTED OPERATING RESULTS
   For the Three and Nine Months Ended September 30, 1997 and 1996
                             (Unaudited)

                                Three Months Ended   Increase/
         Description             1997       1996    (Decrease)       %
                                         (In Millions)
Electric Operating Revenues:
  Residential                   $ 210.7    $ 211.4      ($ 0.7)       -
  Commercial                      125.3      128.7        (3.4)      (3)
  Industrial                      189.2      186.7         2.5        1
  Governmental                      8.6        8.7        (0.1)      (1)
                                -------    -------      ------
    Total retail                  533.8      535.5        (1.7)       -
  Sales for resale
     Associated companies           7.6        8.0        (0.4)      (5)
     Non-associated companies      17.5       21.1        (3.6)     (17)
  Other                            25.5        7.5        18.0      240
                                -------    -------      ------
    Total                       $ 584.4    $ 572.1      $ 12.3        2
                                =======    =======      ======
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                     2,845      2,751          94        3
  Commercial                      1,935      1,887          48        3
  Industrial                      4,739      4,393         346        8
  Governmental                      131        127           4        3
                                -------    -------      ------
    Total retail                  9,650      9,158         492        5
  Sales for resale
     Associated companies           181        259         (78)     (30)
     Non-associated companies       438        535         (97)     (18)
                                -------    -------      ------
    Total                        10,269      9,952         317        3
                                =======    =======      ======

                                Nine Months Ended    Increase/
         Description            1997        1996    (Decrease)        %
                                        (In Millions)
Electric Operating Revenues:
  Residential                   $ 477.8    $ 488.0     ($ 10.2)      (2)
  Commercial                      337.6      340.5        (2.9)      (1)
  Industrial                      544.1      524.3        19.8        4
  Governmental                     25.1       23.5         1.6        7
                              ---------  ---------     -------
    Total retail                1,384.6    1,376.3         8.3        1
  Sales for resale
     Associated companies          13.1       13.5        (0.4)      (3)
     Non-associated companies      41.8       61.3       (19.5)     (32)
  Other                            50.7       50.6         0.1        -
                              ---------  ---------     -------
    Total                     $ 1,490.2  $ 1,501.7     ($ 11.5)      (1)
                              =========  =========     =======

Billed Electric Energy
 Sales (Millions of kWh):
  Residential                     6,282      6,396        (114)      (2)
  Commercial                      4,953      4,905          48        1
  Industrial                     13,459     12,457       1,002        8
  Governmental                      359        329          30        9
                              ---------  ---------     -------
    Total retail                 25,053     24,087         966        4
  Sales for resale
     Associated companies           380        399         (19)      (5)
     Non-associated companies     1,077      1,714        (637)     (37)
                              ---------  ---------     -------
    Total                        26,510     26,200         310        1
                              =========  =========     =======

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three months ended September 30, 1997 primarily as a result of an accrual for fire damages sustained in late September 1997 at the Little Gypsy fossil plant. Net income decreased for the nine months ended September 30, 1997 primarily due to a decrease in electric operating revenues and an increase in other operation and maintenance expenses, partially offset by lower income taxes.

      Significant factors affecting the results of operations and causing variances between the three and nine months ended September 30, 1997 and 1996 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 1997 are as follows:

                                     Three Months Ended    Nine Months Ended
Description                         Increase/(Decrease)   Increase/(Decrease)
                                                   (In Millions)
Change in base revenues                    ($11.8)               ($17.7)
Fuel cost recovery                           15.9                  15.0
Sales volume/weather                         (7.2)                (24.7)
Other revenue (including unbilled)            5.0                   4.1
Sales for resale                              3.3                  (0.9)
                                            -----               -------
   Total                                    $ 5.2                ($24.2)
                                            =====               =======


     Electric operating revenues increased for the three months ended September 30, 1997 primarily due to increases in fuel adjustment revenues, which do not affect net income, and other revenue (primarily unbilled revenue). These increases were partially offset by a decrease in base revenues and lower sales volume. Fuel adjustment revenues increased due to a change in shifting generation requirements as a result of the extended refueling outage at Waterford 3. The increase in unbilled revenue is largely the result of warmer weather in September 1997 as compared to the same period in 1996. Base revenues decreased due to a base rate reduction that became effective in the third quarter of 1997. See Note 2 for further discussion. Sales volume decreased because of the loss of a large industrial customer as well as substantially lower sales to another large industrial customer during the current period due to customer cogeneration.

      Electric operating revenues decreased for the nine months ended September 30, 1997 primarily as a result of a decrease in base revenues and lower sales volume, partially offset by higher fuel adjustment revenues, which do not affect net income. Base revenues decreased due to base rate reductions that became effective in the third quarter of 1996 and 1997. Sales volume decreased because of milder weather during the first half of the year and the loss of a large industrial customer as well as substantially lower sales to another large industrial customer during the current period due to customer cogeneration. Fuel adjustment revenues increased due to a change in shifting generation requirements as a result of the extended Waterford 3 refueling outage.

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Expenses

       Operating expenses increased for the three months ended September 30, 1997 primarily due to an increase in fuel expense, partially offset by a reduction in other operation and maintenance expenses. Fuel expense increased primarily due to shifting generation requirements resulting from the extended refueling outage at the Waterford 3 nuclear plant and due to higher gas prices for the three months ended September 30, 1997. Other operation and maintenance expenses decreased due to a forced maintenance outage at Waterford 3 during the third quarter of 1996, partially offset by an accrual for fire damages sustained in late September 1997.

     Operating expenses increased for the nine months ended September 30, 1997 primarily due to increases in fuel and purchased power expenses and other operation and maintenance expenses, and the impact of 1996 rate deferrals. Fuel and purchased power expenses increased primarily due to shifting generation requirements resulting from the extended refueling outage at the Waterford 3 nuclear plant, partially offset by lower fuel prices. Other operation and maintenance expenses increased for the nine months ended September 30, 1997 due to non-fueling outage related contract work at Waterford 3 primarily during the second quarter of 1997, as well as maintenance performed at Waterford 3, and an accrual for fire damage sustained in late September 1997 at the Little Gypsy fossil plant. Waterford 3 property taxes recorded in 1996 were offset by the recording of the LPSC-approved rate deferrals for these taxes. See Note 2 in the Form 10-K for further information.

Other

      For the three months ended September 30, 1997 and 1996 the effective income tax rates were 39.70% and 37.66%, respectively. For the nine months ended September 30, 1997 and 1996 the effective income tax rates were 40.29% and 36.95%, respectively. These increases are primarily due to decreased amortization of deferred income taxes on property fully depreciated for federal income tax purposes.

                        ENTERGY LOUISIANA, INC.
                         STATEMENTS OF INCOME
     For the Three and Nine Months Ended September 30, 1997 and 1996
                             (Unaudited)

                                                                 Three Months Ended                Nine Months Ended
                                                               1997               1996             1997             1996
                                                                   (In Thousands)                   (In Thousands)
Operating Revenues                                           $554,486          $549,295       $1,400,732       $1,424,909
                                                             --------          --------       ----------       ----------


Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                           152,609           125,447          326,588          316,789
     Purchased power                                          113,235           113,676          323,988          314,613
     Nuclear refueling outage expenses                          5,267             3,977           10,566           11,910
     Other operation and maintenance                           75,251            82,838          231,637          219,515
     Depreciation, amortization, and decommissioning           42,877            41,857          128,343          125,529
  Taxes other than income taxes                                17,892            19,001           53,712           56,981
  Rate deferrals                                                    -               607                -          (10,768)
  Amortization of rate deferrals                                 (621)            6,137           12,131           19,683
                                                             --------          --------       ----------       ----------
        Total                                                 406,510           393,540        1,086,965        1,054,252
                                                             --------          --------       ----------       ----------

Operating Income                                              147,976           155,755          313,767          370,657
                                                             --------          --------       ----------       ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                            601               186            1,038              712
  Miscellaneous - net                                            (789)              614           (1,706)           1,342
                                                             --------          --------       ----------       ----------
        Total                                                    (188)              800             (668)           2,054
                                                             --------          --------       ----------       ----------

Interest Charges:
  Interest on long-term debt                                   27,921            30,411           88,011           92,190
  Other interest - net                                          1,635             1,222            4,846            5,721
  Distributions on preferred securities of subsidiary           1,575             1,295            4,725            1,295
  Allowance for borrowed funds used
   during construction                                           (555)             (373)          (1,311)          (1,204)
                                                             --------          --------       ----------       ----------
        Total                                                  30,576            32,555           96,271           98,002
                                                             --------          --------       ----------       ----------

Income Before Income Taxes                                    117,212           124,000          216,828          274,709

Income Taxes                                                   46,531            46,698           87,368          101,492
                                                             --------          --------       ----------       ----------

Net Income                                                     70,681            77,302          129,460          173,217

Preferred Stock Dividend Requirements
  and Other                                                     3,251             6,289           10,097           16,457
                                                             --------          --------       ----------       ----------
Earnings Applicable to Common Stock                           $67,430           $71,013         $119,363         $156,760
                                                             ========          ========       ==========       ==========
See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.
                       STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                                                1997            1996
                                                                   (In Thousands)
Operating Activities:
  Net income                                                   $129,460        $173,217
  Noncash items included in net income:
    Change in rate deferrals                                      5,749          16,991
    Depreciation, amortization, and decommissioning             128,343         125,529
    Deferred income taxes and investment tax credits             (8,136)        (24,518)
    Allowance for equity funds used during construction          (1,038)           (712)
  Changes in working capital:
    Receivables                                                 (48,067)        (50,545)
    Accounts payable                                            (15,502)         (8,083)
    Taxes accrued                                               100,900          79,301
    Interest accrued                                            (23,166)        (10,461)
    Other working capital accounts                                3,771             301
  Decommissioning trust contributions                            (6,590)         (6,593)
  Provision for estimated losses and reserves                     5,046           6,526
  Other                                                             875         (16,386)
                                                              ---------       ---------
    Net cash flow provided by operating activities              271,645         284,567
                                                              ---------       ---------
Investing Activities:
  Construction expenditures                                     (60,071)        (75,574)
   Allowance for equity funds used during construction            1,038             712
  Nuclear fuel purchases                                        (43,332)              -
  Proceeds from sale/leaseback of nuclear fuel                   43,332               -
                                                              ---------       ---------
    Net cash flow used in investing activities                  (59,033)        (74,862)
                                                              ---------       ---------
Financing Activities:
  Proceeds from the issuance of:
    First mortgage bonds                                              -         113,994
    Preferred securities of subsidiary trust                          -          67,795
  Retirement of:
    First mortgage bonds                                        (34,000)       (130,000)
    Other long-term debt                                           (262)           (233)
  Redemption of preferred stock                                  (7,500)        (67,824)
  Changes in short-term borrowings - net                        (31,066)        (75,381)
  Dividends paid:
    Common stock                                               (111,200)       (100,300)
    Preferred stock                                              (9,997)        (15,584)
                                                              ---------       ---------
    Net cash flow used in financing activities                 (194,025)       (207,533)
                                                              ---------       ---------
Net increase in cash and cash equivalents                        18,587           2,172

Cash and cash equivalents at beginning of period                 23,746          34,370
                                                              ---------       ---------
Cash and cash equivalents at end of period                      $42,333         $36,542
                                                              =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                       $101,334        $103,434
    Income taxes                                                ($1,754)        $81,700
  Noncash investing and financing activities:
    Change in unrealized appreciation (depreciation) of
    decommissioning trust assets                                 $1,877         ($2,077)

See Notes to Financial Statements.

                         ENTERGY LOUISIANA, INC.
                             BALANCE SHEETS
                September 30, 1997 and December 31, 1996
                              (Unaudited)

                                                            1997          1996
                                                               (In Thousands)
                      ASSETS
Current Assets:
  Cash and cash equivalents:
    Cash                                                   $10,477       $1,804
    Temporary cash investments - at cost,
      which approximates market                             31,856       21,942
                                                        ----------   ----------
           Total cash and cash equivalents                  42,333       23,746
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.4 million in 1997 and 1996)                     110,004       73,823
    Associated companies                                    14,884       11,606
    Other                                                    7,033        7,053
    Accrued unbilled revenues                               72,507       63,879
  Deferred fuel costs                                       13,051       18,347
  Accumulated deferred income taxes                              -        1,465
  Materials and supplies - at average cost                  84,535       78,449
  Rate deferrals                                                 -        5,749
  Deferred nuclear refueling outage costs                   35,176        5,300
  Prepaid income tax                                         2,403       24,651
  Prepayments and other                                      8,007       10,234
                                                        ----------   ----------
           Total                                           389,933      324,302
                                                        ----------   ----------

Other Property and Investments:
  Nonutility property                                       22,525       22,525
  Decommissioning trust fund                                60,721       50,481
  Investment in subsidiary companies - at equity            14,230       14,230
                                                        ----------   ----------
           Total                                            97,476       87,236
                                                        ----------   ----------

Utility Plant:
  Electric                                               5,080,354    4,997,456
  Property under capital leases                            232,582      232,582
  Construction work in progress                             37,214       56,180
  Nuclear fuel under capital lease                          66,953       38,157
  Nuclear fuel                                               3,067       34,191
                                                        ----------   ----------
           Total                                         5,420,170    5,358,566
  Less - accumulated depreciation and amortization       2,001,376    1,881,847
                                                        ----------   ----------
           Utility plant - net                           3,418,794    3,476,719
                                                        ----------   ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                        282,043      295,836
    Unamortized loss on reacquired debt                     34,489       37,552
    Other regulatory assets                                 23,661       30,320
  Other                                                     27,341       27,313
                                                        ----------   ----------
           Total                                           367,534      391,021
                                                        ----------   ----------

           TOTAL                                        $4,273,737   $4,279,278
                                                        ==========   ==========
See Notes to Financial Statements.



                         ENTERGY LOUISIANA, INC.
                             BALANCE SHEETS
                September 30, 1997 and December 31, 1996
                              (Unaudited)

                                                             1997           1996
                                                               (In Thousands)
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Currently maturing long-term debt                         $35,300      $34,275
  Notes payable - associated companies                            -       31,066
  Accounts payable:
    Associated companies                                     42,800       73,389
    Other                                                    71,952       89,550
  Customer deposits                                          61,399       59,070
  Taxes accrued                                             108,290        7,390
  Accumulated deferred income taxes                           2,006            -
  Interest accrued                                           26,083       49,249
  Dividends declared                                          3,250        3,489
  Obligations under capital leases                           39,828       28,000
  Other                                                      12,573        4,940
                                                         ----------   ----------
           Total                                            403,481      380,418
                                                         ----------   ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                         813,745      831,093
  Accumulated deferred investment tax credits               135,682      139,899
  Obligations under capital leases                           27,124       10,156
  Deferred interest - Waterford 3 lease obligation           17,550       16,809
  Other                                                     123,875      114,665
                                                         ----------   ----------
           Total                                          1,117,976    1,112,622
                                                         ----------   ----------

Long-term debt                                            1,338,322    1,373,233
Preferred stock with sinking fund                            85,000       92,500
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures           70,000       70,000

Shareholders' Equity:
  Preferred stock without sinking fund                      100,500      100,500
  Common stock, no par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares                                    1,088,900    1,088,900
  Capital stock expense and other                            (2,321)      (2,659)
  Retained earnings                                          71,879       63,764
                                                         ----------   ----------
           Total                                          1,258,958    1,250,505
                                                         ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                         $4,273,737   $4,279,278
                                                         ==========   ==========
See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.
                      SELECTED OPERATING RESULTS
    For the Three and Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                                Three Months Ended   Increase/
         Description            1997        1996    (Decrease)     %
                                         (In Millions)
Electric Operating Revenues:
  Residential                   $ 222.6    $ 215.7     $ 6.9        3
  Commercial                      116.8      112.5       4.3        4
  Industrial                      180.2      194.3     (14.1)      (7)
  Governmental                      9.1        9.2      (0.1)      (1)
                              ---------  ---------    ------
    Total retail                  528.7      531.7      (3.0)      (1)
  Sales for resale
     Associated companies           2.7        0.1       2.6    2,600
     Non-associated companies      16.4       15.7       0.7        4
  Other                             6.7        1.8       4.9      272
                              ---------  ---------    ------
    Total                       $ 554.5    $ 549.3    $  5.2        1
                              =========  =========    ======


Billed Electric Energy
 Sales (Millions of kWh):
  Residential                     2,738      2,681        57        2
  Commercial                      1,502      1,449        53        4
  Industrial                      3,918      4,602      (684)     (15)
  Governmental                      119        121        (2)      (2)
                              ---------  ---------    ------
    Total retail                  8,277      8,853      (576)      (7)
  Sales for resale
     Associated companies            72          2        70    3,500
     Non-associated companies       256        257        (1)       -
                              ---------  ---------    ------
    Total                         8,605      9,112      (507)      (6)
                              =========  =========    ======


                                Nine Months Ended   Increase/
         Description            1997        1996   (Decrease)      %
                                        (In Millions)
Electric Operating Revenues:
  Residential                   $ 475.4    $ 490.9   ($ 15.5)      (3)
  Commercial                      291.4      289.0       2.4        1
  Industrial                      538.0      552.4     (14.4)      (3)
  Governmental                     26.2       26.0       0.2        1
                              ---------  ---------    ------
    Total retail                1,331.0    1,358.3     (27.3)      (2)
  Sales for resale
     Associated companies           3.5        0.8       2.7      338
     Non-associated companies      41.5       45.1      (3.6)      (8)
  Other                            24.7       20.7       4.0       19
                              ---------  ---------    ------
    Total                     $ 1,400.7  $ 1,424.9    ($24.2)      (2)
                              =========  =========    ======

Billed Electric Energy
 Sales (Millions of kWh):
  Residential                     6,042      6,294      (252)      (4)
  Commercial                      3,732      3,697        35        1
  Industrial                     12,511     13,215      (704)      (5)
  Governmental                      348        346         2        1
                              ---------  ---------    ------
    Total retail                 22,633     23,552      (919)      (4)
  Sales for resale
     Associated companies            98         20        78      390
     Non-associated companies       616        770      (154)     (20)
                              ---------  ---------    ------
    Total                        23,347     24,342      (995)      (4)
                              =========  =========    ======

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three and nine months ended September 30, 1997 primarily due to an increase in other operation and maintenance expenses, and a decrease in electric operating revenues, partially offset by lower income taxes.

      Significant factors affecting the results of operations and causing variances between the three and nine months ended September 30, 1997 and 1996 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 1997 are as follows:

                                     Three Months Ended    Nine Months Ended
Description                         Increase/(Decrease)   Increase/(Decrease)
                                                   (In Millions)
Change in base revenues                     ($1.8)                ($3.1)
Rate riders                                  (8.2)                (25.2)
Fuel cost recovery                          (11.7)                (10.4)
Sales volume/weather                          1.6                  (2.6)
Other revenue (including unbilled)            8.7                  (1.0)
Sales for resale                              9.3                   2.0
                                            -----               -------
   Total                                    $(2.1)               ($40.3)
                                            =====               =======

     Electric operating revenues decreased for the three months ended September 30, 1997 primarily due to decreases in fuel adjustment revenues, which do not affect net income, and rate rider revenues, partially offset by increases in sales for resale and other revenue (primarily unbilled revenue). The decrease in fuel adjustment revenues is due to an MPSC order, effective May 1, 1997, that changed fuel recovery pricing to a fixed fuel factor. In connection with an annual MPSC review, in October 1996, Entergy Mississippi's Grand Gulf 1 rate rider was decreased based on the estimate of costs over the next year. Therefore, Grand Gulf 1 rate rider revenues for the three and nine months ended September 30, 1997 were lower than revenues for the same period in 1996. Sales for resale increased due to an increase in sales to associated companies primarily due to changes in generation requirements and availability among the domestic utility companies. Unbilled revenue increased as a result of increased generation due to warmer weather in September 1997 as compared to the same period in 1996.

      Electric operating revenues decreased for the nine months ended September 30, 1997 primarily as a result of a decrease in Grand Gulf 1 rate rider revenues, as discussed above, and fuel adjustment revenues, which do not affect net income. Fuel adjustment revenues decreased because of an MPSC order, effective May 1, 1997, that changed fuel recovery pricing to a fixed fuel factor.

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Expenses

     Operating expenses decreased for the three and nine months ended September 30, 1997 primarily due to decreases in fuel expenses and the amortization of rate deferrals, partially offset by an increase in purchased power expenses and an increase in other operation and maintenance expenses. The amortization of rate deferrals decreased primarily as a result of the under-recovery of Grand Gulf 1 related costs. Purchased power expenses increased due to a shift from higher priced fuel to lower priced purchased power. Other operation and maintenance expenses increased due to an increase in contract labor and loss reserves. The increase in contract labor is due to maintenance and plant outage expenses incurred in the three and nine months ended September 30, 1997. Loss reserves expense increased as a result of increased litigation reserves.

      Rate deferrals reducing operating expenses in 1996 and 1997 represent the deferral of Entergy Mississippi's portion of the
proposed  System  Energy  rate increase.  See  Note  2  for   further
discussion.

Other

      For the three and nine months ended September 30, 1997 and 1996 the effective income tax rates were relatively unchanged.

                          ENTERGY MISSISSIPPI, INC.
                           STATEMENTS OF INCOME
     For the Three and Nine Months Ended September 30, 1997 and 1996
                                (Unaudited)

                                                                Three Months Ended                  Nine Months Ended
                                                               1997               1996             1997             1996
                                                                   (In Thousands)                     (In Thousands)
Operating Revenues                                           $294,983          $297,118         $708,203         $748,499
                                                             --------          --------         --------         --------


Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses                               72,379            73,838          138,928          161,664
     Purchased power                                           71,441            66,875          218,015          202,919
     Other operation and maintenance                           32,227            30,702           95,704           87,179
  Depreciation and amortization                                10,739            10,007           32,120           30,086
  Taxes other than income taxes                                12,058            11,965           33,471           32,698
  Rate deferrals                                               (6,670)           (6,971)         (20,573)         (19,494)
  Amortization of rate deferrals                               49,977            56,006           94,617          110,998
                                                             --------          --------         --------         --------
        Total                                                 242,151           242,422          592,282          606,050
                                                             --------          --------         --------         --------

Operating Income                                               52,832            54,696          115,921          142,449
                                                             --------          --------         --------         --------

Other Income:
  Allowance for equity funds used
   during construction                                              -               369              560            1,012
  Miscellaneous - net                                             399               145              662              914
                                                             --------          --------         --------         --------
        Total                                                     399               514            1,222            1,926
                                                             --------          --------         --------         --------

Interest Charges:
  Interest on long-term debt                                    9,798            10,905           31,211           33,461
  Other interest - net                                          1,154             1,021            3,477            2,895
  Allowance for borrowed funds used
   during construction                                            (20)             (297)            (482)            (818)
                                                             --------          --------         --------         --------
        Total                                                  10,932            11,629           34,206           35,538
                                                             --------          --------         --------         --------

Income Before Income Taxes                                     42,299            43,581           82,937          108,837

Income Taxes                                                   14,964            15,376           27,851           37,889
                                                             --------          --------         --------         --------

Net Income                                                     27,335            28,205           55,086           70,948

Preferred Stock Dividend Requirements
  and Other                                                     1,129             1,185            3,258            3,825
                                                             --------          --------         --------         --------

Earnings Applicable to Common Stock                           $26,206           $27,020          $51,828          $67,123
                                                             ========          ========         ========         ========
See Notes to Financial Statements.


                         ENTERGY MISSISSIPPI, INC.
                         STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1997 and 1996
                               (Unaudited)

                                                                1997            1996
                                                                   (In Thousands)
Operating Activities:
  Net income                                                   $55,086         $70,948
  Noncash items included in net income:
    Change in rate deferrals                                   107,134          94,908
    Depreciation and amortization                               32,120          30,086
    Deferred income taxes and investment tax credits           (29,761)        (33,412)
    Allowance for equity funds used during construction           (560)         (1,012)
  Changes in working capital:
    Receivables                                                (18,818)        (27,423)
    Fuel inventory                                               5,011               5
    Accounts payable                                             5,316           3,093
    Taxes accrued                                               38,807          17,582
    Interest accrued                                            (7,751)         (5,693)
    Other working capital accounts                             (12,506)          3,856
  Change in other regulatory assets                            (29,915)        (10,055)
  Other                                                         (3,155)          3,751
                                                             ---------       ---------
    Net cash flow provided by operating activities             141,008         146,634
                                                             ---------       ---------

Investing Activities:
  Construction expenditures                                    (37,378)        (63,291)
  Allowance for equity funds used during construction              560           1,012
                                                             ---------       ---------
    Net cash flow used in investing activities                 (36,818)        (62,279)
                                                             ---------       ---------

Financing Activities:
  Proceeds from the issuance of general and refunding
    mortgage bonds                                              64,827               -
  Retirement of:
    General and refunding mortgage bonds                       (96,000)        (26,000)
    First mortgage bonds                                                       (25,000)
    Other long-term debt                                           (15)            (15)
  Redemption of preferred stock                                (14,500)         (9,876)
  Changes in short-term borrowings - net                        (7,132)         15,308
  Dividends paid:
    Common stock                                               (53,400)        (45,400)
    Preferred stock                                             (3,156)         (3,815)
                                                             ---------       ---------
    Net cash flow used in financing activities                (109,376)        (94,798)
                                                             ---------       ---------

Net decrease in cash and cash equivalents                       (5,186)        (10,443)

Cash and cash equivalents at beginning of period                 9,498          16,945
                                                             ---------       ---------

Cash and cash equivalents at end of period                      $4,312          $6,502
                                                             =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                       $41,044         $40,296
    Income taxes                                               $11,670         $48,092

See Notes to Financial Statements.

                           ENTERGY MISSISSIPPI, INC.
                                 BALANCE SHEETS
                     September 30, 1997 and December 31, 1996
                                   (Unaudited)

                                                            1997          1996
                                                               (In Thousands)
                      ASSETS
Current Assets:
  Cash and cash equivalents:
    Cash                                                    $4,312       $2,384
    Special deposits                                             -        7,114
                                                        ----------   ----------
           Total cash and cash equivalents                   4,312        9,498
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.4 million in 1997 and 1996)                      50,397       44,809
    Associated companies                                    10,215        4,382
    Other                                                      563        2,014
    Accrued unbilled revenues                               57,691       49,383
  Fuel inventory - at average cost                           1,650        6,661
  Materials and supplies - at average cost                  19,968       17,567
  Rate deferrals                                           139,958      142,504
  Prepayments and other                                     18,941        7,434
                                                        ----------   ----------
           Total                                           303,695      284,252
                                                        ----------   ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity             5,531        5,531
  Other - at cost (less accumulated depreciation)            7,813        7,923
                                                        ----------   ----------
           Total                                            13,344       13,454
                                                        ----------   ----------

Utility Plant:
  Electric                                               1,678,658    1,633,484
  Construction work in progress                             36,565       47,373
                                                        ----------   ----------
           Total                                         1,715,223    1,680,857
  Less - accumulated depreciation and amortization         661,954      635,754
                                                        ----------   ----------
           Utility plant - net                           1,053,269    1,045,103
                                                        ----------   ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                               -      104,588
    SFAS 109 regulatory asset - net                         18,849       11,813
    Unamortized loss on reacquired debt                      8,617        9,254
    Other regulatory assets                                 76,224       46,309
  Other                                                      6,325        6,693
                                                        ----------   ----------
           Total                                           110,015      178,657
                                                        ----------   ----------

           TOTAL                                        $1,480,323   $1,521,466
                                                        ==========   ==========
See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                            BALANCE SHEETS
                September 30, 1997 and December 31, 1996
                              (Unaudited)

                                                        1997         1996
                                                           (In Thousands)

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Currently maturing long-term debt                          $20      $96,015
  Notes payable - associated companies                    43,121       50,253
  Accounts payable:
    Associated companies                                  35,778       32,878
    Other                                                 26,117       23,701
  Customer deposits                                       27,307       26,258
  Taxes accrued                                           65,289       26,482
  Accumulated deferred income taxes                       57,660       58,634
  Interest accrued                                        13,158       20,909
  Other                                                    3,133        3,065
                                                      ----------   ----------
           Total                                         271,583      338,195
                                                      ----------   ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                      230,789      249,522
  Accumulated deferred investment tax credits             24,292       25,422
  Other                                                   15,713       19,445
                                                      ----------   ----------
           Total                                         270,794      294,389
                                                      ----------   ----------

Long-term debt                                           464,106      399,054
Preferred stock with sinking fund                              -        7,000

Shareholder's Equity:
  Preferred stock without sinking fund                    50,381       57,881
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares                                     199,326      199,326
  Capital stock expense and other                            (59)        (143)
  Retained earnings                                      224,192      225,764
                                                      ----------   ----------
           Total                                         473,840      482,828
                                                      ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                      $1,480,323   $1,521,466
                                                      ==========   ==========
See Notes to Financial Statements.


                        ENTERGY MISSISSIPPI, INC.
                       SELECTED OPERATING RESULTS
    For the Three and Nine Months Ended September 30, 1997 and 1996
                              (Unaudited)

                               Three Months Ended  Increase/
         Description            1997      1996    (Decrease)      %
                                        (In Millions)
Electric Operating Revenues:
  Residential                  $ 120.9   $ 127.4    ($ 6.5)       (5)
  Commercial                      80.5      86.3      (5.8)       (7)
  Industrial                      44.3      51.2      (6.9)      (13)
  Governmental                     7.3       8.2      (0.9)      (11)
                               -------   -------   -------
    Total retail                 253.0     273.1     (20.1)       (7)
  Sales for resale
     Associated companies         27.8      18.5       9.3        50
     Non-associated companies      6.5       6.5         -         -
  Other                            7.7     (1.0)       8.7       870
                               -------   -------   -------
    Total                      $ 295.0   $ 297.1    ($ 2.1)       (1)
                               =======   =======   =======


Billed Electric Energy
 Sales (Millions of kWh):
  Residential                    1,517     1,479        38         3
  Commercial                     1,125     1,076        49         5
  Industrial                       806       831       (25)       (3)
  Governmental                      94       100        (6)       (6)
                               -------   -------   -------
    Total retail                 3,542     3,486        56         2
  Sales for resale
     Associated companies          715       502       213        42
     Non-associated companies      126       149       (23)      (15)
                               -------   -------   -------
    Total                        4,383     4,137       246         6
                               =======   =======   =======


                                Nine Months Ended  Increase/
         Description            1997      1996    (Decrease)       %
                                       (In Millions)
Electric Operating Revenues:
  Residential                  $ 264.8   $ 287.6   ($ 22.8)       (8)
  Commercial                     206.9     215.3      (8.4)       (4)
  Industrial                     127.8     136.0      (8.2)       (6)
  Governmental                    20.4      22.3      (1.9)       (9)
                               -------   -------   -------
    Total retail                 619.9     661.2     (41.3)       (6)
  Sales for resale
     Associated companies         49.5      45.2       4.3        10
     Non-associated companies     15.9      18.2      (2.3)      (13)
  Other                           22.9      23.9      (1.0)       (4)
                               -------   -------   -------
    Total                      $ 708.2   $ 748.5   ($ 40.3)       (5)
                               =======   =======   =======


Billed Electric Energy
 Sales (Millions of kWh):
  Residential                    3,338     3,506      (168)       (5)
  Commercial                     2,778     2,684        94         4
  Industrial                     2,279     2,260        19         1
  Governmental                     251       263       (12)       (5)
                               -------   -------   -------
    Total retail                 8,646     8,713       (67)       (1)
  Sales for resale
     Associated companies        1,145     1,073        72         7
     Non-associated companies      309       433      (124)      (29)
                               -------   -------   -------
    Total                       10,100    10,219      (119)       (1)
                               =======   =======   =======

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three and nine months ended September 30, 1997 primarily due to a decrease in electric and gas operating revenues and an increase in taxes other than income taxes, partially offset by lower income taxes.

      Significant factors affecting the results of operations and causing variances between the three and nine months ended September 30, 1997 and 1996 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 1997 are as follows:

                                     Three Months Ended    Nine Months Ended
Description                         Increase/(Decrease)   Increase/(Decrease)
                                                   (In Millions)
Change in base revenues                     ($3.2)                ($7.5)
Fuel cost recovery                           (5.9)                 (8.5)
Sales volume/weather                            -                  (3.4)
Other revenue (including unbilled)           (0.8)                 (1.6)
Sales for resale                              0.8                   3.7
                                            -----               -------
   Total                                    $(9.1)               ($17.3)
                                            =====               =======


      Electric operating revenues decreased for the three and nine months ended September 30, 1997 primarily due to decreases in base revenues and fuel adjustment revenues, partially offset for the nine months ended September 30, 1997 by an increase in sales for resale. Fuel adjustment revenues, which do not impact net income, decreased because of lower gas prices. Base revenues decreased due to rate reductions implemented during the second quarter of 1997. The increase in sales for resale is the result of an increase in electric sales to associated companies primarily due to changes in the generation requirements and availability among the domestic utility companies. Weather adjusted sales volume decreased for the nine months ended September 30, 1997 due to milder weather in the first half of the year.

      Gas operating revenues decreased for the three and nine months ended September 30, 1997 due to a lower unit purchase price for gas purchased for resale and a reduction in sales. Milder weather in the first half of the year is partially responsible for the reduction in sales.

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Expenses

     Operating expenses decreased for the three and nine months ended September 30, 1997 because of decreases in fuel expenses and the write-off of certain rate deferrals in 1996, partially offset by an increase in taxes other than income taxes and the amortization of rate deferrals. Also contributing to the decrease in operating expenses for the nine months ended September 30, 1997 were decreases in purchased power expenses. The decreases in fuel and purchased power expenses are the result of lower gas prices. Rate deferrals recorded in connection with the deferral of least cost planning charges were written off in the third quarter of 1996, causing a decrease in operating expenses during 1997 as compared to 1996. Taxes other than income taxes increased because of higher franchise taxes resulting from a December 1996 Council order increasing Entergy New Orleans' annual franchise fee from 2.5% to 5% of gross revenues. The increase in the amortization of rate deferrals for the three and nine months ended September 30, 1997 is primarily a result of increased over-recovery of Grand Gulf 1 related costs in 1997 compared to 1996. In addition, other operation and maintenance expenses increased for the three months ended September 30, 1997 primarily due to an increase in loss reserves.

Other

      For the three months ended September 30, 1997 and 1996 the effective income tax rates were 40.02% and 36.26%, respectively. For the nine months ended September 30, 1997 and 1996 the effective income tax rates were 42.55% and 35.31%, respectively. These increases are primarily due to decreased amortization of deferred income taxes on property fully depreciated for federal income tax purposes.


                         ENTERGY NEW ORLEANS, INC.
                          STATEMENTS OF INCOME
      For the Three and Nine Months Ended September 30, 1997 and 1996
                                (Unaudited)

                                                              Three Months Ended                  Nine Months Ended
                                                             1997               1996             1997             1996
                                                                 (In Thousands)                      (In Thousands)
Operating Revenues:
  Electric                                                  $126,901          $136,018         $309,050         $326,402
  Natural gas                                                 13,039            14,919           65,649           79,644
                                                            --------          --------         --------         --------
        Total                                                139,940           150,937          374,699          406,046
                                                            --------          --------         --------         --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses,
     and gas purchased for resale                             28,146            37,080           96,586          110,100
    Purchased power                                           46,958            44,904          119,922          124,945
    Other operation and maintenance                           19,443            16,404           52,125           51,893
  Depreciation and amortization                                5,477             4,931           16,068           14,913
  Taxes other than income taxes                               11,448             7,445           28,940           21,065
  Rate deferrals                                              (1,718)            2,597           (5,299)            (188)
  Amortization of rate deferrals                              12,090             9,257           30,106           19,639
                                                            --------          --------         --------         --------
        Total                                                121,844           122,618          338,448          342,367
                                                            --------          --------         --------         --------

Operating Income                                              18,096            28,319           36,251           63,679
                                                            --------          --------         --------         --------

Other Income (Deductions):
  Allowance for equity funds used
    during construction                                           99                79              259              234
  Miscellaneous - net                                            (27)             (652)              (7)             410
                                                            --------          --------         --------         --------
        Total                                                     72              (573)             252              644
                                                            --------          --------         --------         --------

Interest Charges:
  Interest on long-term debt                                   3,429             3,632           10,488           11,644
  Other interest - net                                           485               298            1,064              900
  Allowance for borrowed funds used
    during construction                                          (68)              (62)            (194)            (184)
                                                            --------          --------         --------         --------
        Total                                                  3,846             3,868           11,358           12,360
                                                            --------          --------         --------         --------

Income Before Income Taxes                                    14,322            23,878           25,145           51,963

Income Taxes                                                   5,732             8,657           10,699           18,347
                                                            --------          --------         --------         --------

Net Income                                                     8,590            15,221           14,446           33,616

Preferred Stock Dividend Requirements
  and Other                                                      242               241              724              723
                                                            --------          --------         --------         --------

Earnings Applicable to Common Stock                           $8,348           $14,980          $13,722          $32,893
                                                            ========          ========         ========         ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                        STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1997 and 1996
                               (Unaudited)

                                                                 1997             1996
                                                                    (In Thousands)
Operating Activities:
  Net income                                                   $14,446          $33,616
  Noncash items included in net income:
    Change in rate deferrals                                    28,987           27,189
    Depreciation and amortization                               16,068           14,913
    Deferred income taxes and investment tax credits            (1,690)          (2,269)
    Allowance for equity funds used during construction           (259)            (234)
  Changes in working capital:
    Receivables                                                   (801)         (11,732)
    Accounts payable                                            (1,323)          (8,004)
    Taxes accrued                                               12,233            2,243
    Interest accrued                                            (2,426)          (1,902)
    Other working capital accounts                             (16,874)         (16,611)
  Other                                                        (11,570)         (10,241)
                                                             ---------        ---------
    Net cash flow provided by operating activities              36,791           26,968
                                                             ---------        ---------

Investing Activities:
  Construction expenditures                                     (7,652)         (22,009)
  Allowance for equity funds used during construction              259              234
                                                             ---------        ---------
    Net cash flow used in investing activities                  (7,393)         (21,775)
                                                             ---------        ---------

Financing Activities:
  Proceeds from the issuance of general and refunding
    mortgage bonds                                                   -           39,608
  Retirement of:
    First mortgage bonds                                       (12,000)         (23,250)
    General and refunding mortgage bonds                             -          (30,000)
  Dividends paid:
    Common stock                                               (26,000)         (34,000)
    Preferred stock                                               (965)            (724)
                                                             ---------        ---------
   Net cash flow used in financing activities                  (38,965)         (48,366)
                                                             ---------        ---------

Net decrease in cash and cash equivalents                       (9,567)         (43,173)

Cash and cash equivalents at beginning of period                17,510           49,746
                                                             ---------        ---------

Cash and cash equivalents at end of period                      $7,943           $6,573
                                                             =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                        $3,731          $13,875
    Income taxes - net                                          $4,309          $18,752

See Notes to Financial Statements.


                       ENTERGY NEW ORLEANS, INC.
                            BALANCE SHEETS
                 September 30, 1997 and December 31, 1996
                              (Unaudited)

                                                       1997          1996
                                                            (In Thousands)

                      ASSETS
Current Assets:
  Cash and cash equivalents:
    Cash                                                 $2,384        $1,015
    Temporary cash investments - at cost,
      which approximates market:
       Associated companies                               1,260         7,435
       Other                                              4,299         9,060
                                                     ----------    ----------
           Total cash and cash equivalents                7,943        17,510
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $0.7 million in 1997 and 1996)                   28,868        27,430
    Associated companies                                    818           714
    Other                                                 2,724         1,764
    Accrued unbilled revenues                            15,363        17,064
  Deferred electric fuel and resale gas costs            11,886         7,290
  Materials and supplies - at average cost               11,458         9,904
  Rate deferrals                                         37,531        37,692
  Prepayments and other                                   7,513         7,157
                                                     ----------    ----------
           Total                                        124,104       126,525
                                                     ----------    ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity          3,259         3,259
                                                     ----------    ----------

Utility Plant:
  Electric                                              524,335       503,061
  Natural gas                                           122,700       122,700
  Construction work in progress                           5,686        18,247
                                                     ----------    ----------
           Total                                        652,721       644,008
  Less - accumulated depreciation and amortization      361,017       347,790
                                                     ----------    ----------
           Utility plant - net                          291,704       296,218
                                                     ----------    ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                       70,672        99,498
    SFAS 109 regulatory asset - net                       3,470         6,051
    Unamortized loss on reacquired debt                   1,483         1,647
    Other regulatory assets                              12,184        15,908
  Other                                                     922           890
                                                     ----------    ----------
           Total                                         88,731       123,994
                                                     ----------    ----------

           TOTAL                                       $507,798      $549,996
                                                     ==========    ==========
See Notes to Financial Statements.

                             ENTERGY NEW ORLEANS, INC.
                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                                        1997         1996
                                                           (In Thousands)
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Currently maturing long-term debt                           $-      $12,000
  Accounts payable:
    Associated companies                                  18,060       18,757
    Other                                                 13,503       14,130
  Customer deposits                                       19,423       18,974
  Taxes accrued                                           13,437        1,204
  Accumulated deferred income taxes                       10,774        5,584
  Interest accrued                                         2,899        5,325
  Provision for rate refund                                7,349       19,465
  Other                                                    2,821        1,521
                                                      ----------   ----------
           Total                                          88,266       96,960
                                                      ----------   ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                       62,066       72,895
  Accumulated deferred investment tax credits              7,544        7,984
  Accumulated provision for property insurance            15,487       15,666
  Other                                                   14,885       24,713
                                                      ----------   ----------
           Total                                          99,982      121,258
                                                      ----------   ----------

Long-term debt                                           168,937      168,888

Shareholders' Equity:
  Preferred stock without sinking fund                    19,780       19,780
  Common Shareholder's Equity:
   Common stock, $4 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares                                      33,744       33,744
  Paid-in capital                                         36,294       36,294
  Retained earnings subsequent to the elimination of
     the accumulated deficit on November 30, 1988         60,795       73,072
                                                      ----------   ----------
           Total                                         150,613      162,890
                                                      ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                        $507,798     $549,996
                                                      ==========   ==========
See Notes to Financial Statements.


                        ENTERGY NEW ORLEANS, INC.
                       SELECTED OPERATING RESULTS
     For the Three and Nine Months Ended September 30, 1997 and 1996
                             (Unaudited)


                               Three Months Ended  Increase/
         Description            1997      1996    (Decrease)      %
                                       (In Millions)
Electric Operating Revenues:
  Residential                   $ 55.3    $ 59.1    ($ 3.8)       (6)
  Commercial                      38.3      43.8      (5.5)      (13)
  Industrial                       6.3       6.8      (0.5)       (7)
  Governmental                    16.6      17.4      (0.8)       (5)
                               -------   -------   -------
    Total retail                 116.5     127.1     (10.6)       (8)
  Sales for resale
     Associated companies          0.8       0.2       0.6       300
     Non-associated companies      2.8       2.6       0.2         8
  Other                            6.8       6.1       0.7        11
                               -------   -------   -------
    Total                      $ 126.9   $ 136.0    ($ 9.1)       (7)
                               =======   =======   =======


Billed Electric Energy
 Sales (Millions of kWh):
  Residential                      761       749        12         2
  Commercial                       610       612        (2)        -
  Industrial                       128       131        (3)       (2)
  Governmental                     285       290        (5)       (2)
                               -------   -------   -------
    Total retail                 1,784     1,782         2         -
  Sales for resale
     Associated companies           22         5        17       340
     Non-associated companies       51        52        (1)       (2)
                               -------   -------   -------
    Total                        1,857     1,839        18         1
                               =======   =======   =======


                                Nine Months Ended  Increase/
         Description            1997      1996    (Decrease)      %
                                       (In Millions)
Electric Operating Revenues:
  Residential                  $ 111.2   $ 124.6   ($ 13.4)      (11)
  Commercial                     107.2     113.1      (5.9)       (5)
  Industrial                      18.2      18.6      (0.4)       (2)
  Governmental                    43.1      43.5      (0.4)       (1)
                               -------   -------   -------
    Total retail                 279.7     299.8     (20.1)       (7)
  Sales for resale
     Associated companies          7.8       2.5       5.3       212
     Non-associated companies      6.4       8.0      (1.6)      (20)
  Other                           15.2      16.1      (0.9)       (6)
                               -------   -------   -------
    Total                      $ 309.1   $ 326.4   ($ 17.3)       (5)
                               =======   =======   =======


Billed Electric Energy
 Sales (Millions of kWh):
  Residential                    1,521     1,591       (70)       (4)
  Commercial                     1,576     1,581        (5)        -
  Industrial                       367       363         4         1
  Governmental                     745       732        13         2
                               -------   -------   -------
    Total retail                 4,209     4,267       (58)       (1)
  Sales for resale
     Associated companies          247        63       184       292
     Non-associated companies      112       178       (66)      (37)
                               -------   -------   -------
    Total                        4,568     4,508        60         1
                               =======   =======   =======

                    SYSTEM ENERGY RESOURCES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income for the three months ended September 30, 1997 remained relatively unchanged as compared to the same period in 1996. Net income increased slightly for the nine months ended September 30, 1997 primarily as a result of lower interest charges.

      Significant factors affecting the results of operations and causing variances between the three and nine months ended September 30, 1997 and 1996 are discussed under "Revenues", "Expenses", and "Other" below.

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

Expenses

     Operating expenses increased for the three and nine months ended September 30, 1997 due to higher nuclear refueling outage expenses and higher depreciation, amortization, and decommissioning expenses. These increases were partially offset for the nine months ended September 30, 1997 by lower interest charges. Nuclear refueling outage expenses increased due to costs that were deferred from the November 1996 outage, which are now being amortized over an 18-month period beginning December 1996. Prior to this outage, such costs were expensed as incurred and no such expenses were incurred during the nine months ended September 30, 1996. The increase in depreciation, amortization, and decommissioning expense is due to the reversal of the regulatory asset set up to defer the depreciation associated with the sale and leaseback in 1989 of a portion of Grand Gulf 1. The depreciation was deferred to match the collection of lease principal and revenues with the depreciation of the asset.

Other

      Interest charges decreased for the nine months ended September 30, 1997 due to the refinancing of higher cost long-term debt in 1996. For the three and nine months ended September 30, 1997 and 1996 the effective income tax rates were relatively unchanged.

                         SYSTEM ENERGY RESOURCES, INC.
                            STATEMENTS OF INCOME
      For the Three and Nine Months Ended September 30, 1997 and 1996
                                (Unaudited)


                                                               Three Months Ended                  Nine Months Ended
                                                             1997               1996             1997             1996
                                                                   (In Thousands)                    (In Thousands)

Operating Revenues                                          $160,573          $154,467         $477,255         $471,260
                                                            --------          --------         --------         --------


Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                           12,270            12,148           36,728           37,159
     Nuclear refueling outage expenses                         4,202                 -           11,826                -
     Other operation and maintenance                          28,431            28,231           77,228           76,563
    Depreciation, amortization, and decommissioning           36,238            32,212          110,951           96,225
  Taxes other than income taxes                                6,619             6,606           19,825           20,211
                                                            --------          --------         --------         --------
        Total                                                 87,760            79,197          256,558          230,158
                                                            --------          --------         --------         --------

Operating Income                                              72,813            75,270          220,697          241,102
                                                            --------          --------         --------         --------

Other Income:
  Allowance for equity funds used
   during construction                                         1,169               184            1,730              831
  Miscellaneous - net                                          2,323             2,540            5,564            4,006
                                                            --------          --------         --------         --------
        Total                                                  3,492             2,724            7,294            4,837
                                                            --------          --------         --------         --------

Interest Charges:
  Interest on long-term debt                                  30,079            30,759           91,940          105,733
  Other interest - net                                         1,720             1,824            5,331            6,522
  Allowance for borrowed funds used
   during construction                                          (761)             (178)          (1,318)            (815)
                                                            --------          --------         --------         --------
        Total                                                 31,038            32,405           95,953          111,440
                                                            --------          --------         --------         --------

Income Before Income Taxes                                    45,267            45,589          132,038          134,499

Income Taxes                                                  20,818            20,840           59,151           62,838
                                                            --------          --------         --------         --------
Net Income                                                   $24,449           $24,749          $72,887          $71,661
                                                            ========          ========         ========         ========

See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                          STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 1997 and 1996
                                (Unaudited)

                                                                1997            1996
                                                                   (In Thousands)
Operating Activities:
  Net income                                                   $72,887        $71,661
  Noncash items included in net income:
    Depreciation, amortization, and decommissioning            110,951         96,225
    Deferred income taxes and investment tax credits           (30,168)       (20,929)
    Allowance for equity funds used during construction         (1,730)          (831)
  Changes in working capital:
    Receivables                                                 (8,110)       (16,001)
    Accounts payable                                             5,380         19,152
    Taxes accrued                                                6,146         52,537
    Interest accrued                                               169         (6,458)
    Other working capital accounts                              14,423          6,977
  Decommissioning trust contributions                          (14,208)       (13,809)
  FERC Settlement - refund obligation                           (3,351)        (2,959)
  Provision for estimated losses and reserves                   30,303         36,922
  Other                                                         18,304          1,260
                                                             ---------      ---------
    Net cash flow provided by operating activities             200,996        223,747
                                                             ---------      ---------

Investing Activities:
  Construction expenditures                                    (25,403)       (14,316)
  Allowance for equity funds used during construction            1,730            831
  Nuclear fuel purchases                                           (39)       (44,554)
  Proceeds from sale/leaseback of nuclear fuel                      39         43,971
                                                             ---------      ---------
    Net cash flow used in investing activities                 (23,673)       (14,068)
                                                             ---------      ---------

Financing Activities:
  Proceeds from the issuance of:
    First mortgage bonds                                             -        233,656
    Other long-term debt                                             -        133,933
  Retirement of:
    First mortgage bonds                                       (10,000)      (325,101)
    Other long-term debt                                        (7,319)       (92,700)
  Changes in short-term borrowings - net                             -         (2,990)
  Common stock dividends paid                                  (84,000)       (69,700)
                                                             ---------      ---------
    Net cash flow used in financing activities                (101,319)      (122,902)
                                                             ---------      ---------

Net  increase in cash and cash equivalents                      76,004         86,777

Cash and cash equivalents at beginning of period                92,315            240
                                                             ---------      ---------
Cash and cash equivalents at end of period                    $168,319        $87,017
                                                             =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                       $89,681       $113,251
    Income taxes                                               $77,016        $26,523
  Noncash investing and financing activities:
    Change in unrealized depreciation of
    decommissioning trust assets                                 ($564)         ($973)

See Notes to Financial Statements.


                    SYSTEM ENERGY RESOURCES, INC.
                           BALANCE SHEETS
                September 30, 1997 and December 31, 1996
                            (Unaudited)

                                                         1997           1996
                                                             (In Thousands)
                      ASSETS
Current Assets:
  Cash and cash equivalents:
    Cash                                                      $209           $26
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                38,107        41,600
        Other                                              130,003        50,689
                                                        ----------    ----------
           Total cash and cash equivalents                 168,319        92,315
  Accounts receivable:
    Associated companies                                    78,171        71,337
    Other                                                    3,798         2,522
  Materials and supplies - at average cost                  64,185        66,302
  Deferred nuclear refueling outage costs                   12,357        24,005
  Prepayments and other                                      3,313         4,929
                                                        ----------    ----------
           Total                                           330,143       261,410
                                                        ----------    ----------

Other Property and Investments:
  Decommissioning trust fund                                78,861        62,223
                                                        ----------    ----------

Utility Plant:
  Electric                                               3,015,458     2,994,445
  Electric plant under leases                              451,785       447,409
  Construction work in progress                             28,646        41,362
  Nuclear fuel under capital lease                          56,247        83,558
                                                        ----------    ----------
           Total                                         3,552,136     3,566,774
  Less - accumulated depreciation and amortization       1,060,889       974,472
                                                        ----------    ----------
           Utility plant - net                           2,491,247     2,592,302
                                                        ----------    ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                        249,294       264,758
    Unamortized loss on reacquired debt                     52,986        57,785
    Other regulatory assets                                194,735       207,214
  Other                                                     14,598        15,601
                                                        ----------    ----------
           Total                                           511,613       545,358
                                                        ----------    ----------

           TOTAL                                        $3,411,864    $3,461,293
                                                        ==========    ==========
See Notes to Financial Statements.


                        SYSTEM ENERGY RESOURCES, INC.
                                BALANCE SHEETS
                  September 30, 1997 and December 31, 1996
                                 (Unaudited)

                                                         1997            1996
                                                              (In Thousands)
       LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
  Currently maturing long-term debt                        $70,000          $10,000
  Accounts payable:
    Associated companies                                    26,714           18,245
    Other                                                   15,747           18,836
  Taxes accrued                                             73,969           67,823
  Interest accrued                                          34,364           34,195
  Obligations under capital leases                          42,445           28,000
  Other                                                      1,348            2,306
                                                        ----------       ----------
           Total                                           264,587          179,405
                                                        ----------       ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                        578,198          624,020
  Accumulated deferred investment tax credits              101,040          103,647
  Obligations under capital leases                          13,802           55,558
  FERC Settlement - refund obligation                       49,488           52,839
  Other                                                    212,576          165,517
                                                        ----------       ----------
           Total                                           955,104        1,001,581
                                                        ----------       ----------

Long-term debt                                           1,341,848        1,418,869

Common Shareholder's Equity:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares                                         789,350          789,350
  Retained earnings                                         60,975           72,088
                                                        ----------       ----------
           Total                                           850,325          861,438
                                                        ----------       ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                        $3,411,864       $3,461,293
                                                        ==========       ==========
See Notes to Financial Statements.

                ENTERGY CORPORATION AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES

Cajun - River Bend  (Entergy Corporation and Entergy Gulf States)

      Entergy Gulf States and Cajun, respectively, own 70% and 30% undivided interests in River Bend (operated by Entergy Gulf States), and 42% and 58% undivided interests in Big Cajun 2, Unit 3 (operated by Cajun). These relationships have spawned a number of long-standing disputes and claims between the parties. An agreement setting forth terms for the resolution of all such disputes was reached by Entergy Gulf States, the Cajun bankruptcy trustee, and the RUS, and was approved by the United States District Court for the Middle District of Louisiana (District Court) on August 26, 1996 (Cajun Settlement). On September 6, 1996, the Committee of Unsecured Creditors in the Cajun bankruptcy proceeding filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit (Fifth Circuit), objecting that the order approving the settlement was separate from the approval of a plan of reorganization and, therefore, improper. On August 5, 1997, the Fifth Circuit ruled that the District Court's order approving the settlement was proper. Management believes that the Cajun Settlement will be consummated prior to the end of 1997. See Note 9 of the Form 10-K for additional information regarding the Cajun litigation, Cajun's bankruptcy proceedings, and related filings.

      The  Cajun  Settlement includes, but is  not  limited  to,  the following elements: (i) the RUS was given the option to become the transferee of Cajun's interest in River Bend, sell it to a third party, or cause it to be transferred to Entergy Gulf States at no cost; (ii) Cajun will set aside a total of $125 million for its share of the decommissioning costs of River Bend; (iii) Cajun will transfer certain transmission assets to Entergy Gulf States; (iv) Cajun and Entergy Gulf States will settle transmission disputes and release each other from claims for payment under transmission arrangements, as discussed under "Cajun - Transmission Service" below; (v) all funds paid by Entergy Gulf States into the registry of the District
Court will be returned to Entergy Gulf States; (vi) Cajun will be released from its unpaid past, present, and future liability for River Bend costs and expenses; and (vii) all remaining litigation between Cajun and Entergy Gulf States will be dismissed. Based on the District Court's approval of the Cajun Settlement, a litigation accrual established in 1994 for possible losses associated with the Cajun-River Bend litigation was reversed in September 1996.

      Cajun has not paid its full share of capital costs, operating and maintenance expenses, and other costs for repairs and improvements to River Bend since 1992. Cajun's unpaid portion of River Bend operating and maintenance expenses (including nuclear fuel) and capital costs for the nine months ended September 30, 1997 was approximately $50.7 million. The cumulative cost to Entergy Gulf States resulting from Cajun's failure to pay its full share of River Bend-related costs, reduced by the proceeds from the sale by Entergy Gulf States of Cajun's share of River Bend power and payments into the registry of the District Court for Entergy Gulf States' portion of expenses for Big Cajun 2, Unit 3, was $3.9 million as of September 30, 1997. Cajun's unpaid portion of the River Bend related costs is reflected in long-term receivables which are substantially reserved for in other deferred credits. As discussed above, the Cajun Settlement will conclude all disputes regarding the non-payment by Cajun of River Bend operating and maintenance expenses. Cajun continues to pay its share of decommissioning costs for River Bend.

      On October 7, 1997, the RUS elected not to become the transferee of Cajun's 30% interest in River Bend. Accordingly, under the terms of the Settlement, the Cajun River Bend interest will be transferred by Cajun's Trustee in Bankruptcy to Entergy Gulf States at no cost. The transfer is subject to necessary regulatory approvals, including approval of the NRC. The settlement with the RUS also provides that Cajun will fund its decommissioning obligation of $125 million. The regulatory and accounting treatment of the plant to be transferred will be determined as soon as the transfer date and conditions are confirmed.

Cajun  - Transmission Service  (Entergy Corporation and Entergy  Gulf
States)

      Entergy Gulf States and Cajun are parties to FERC proceedings relating to transmission service charge disputes. As a result of the proposed Cajun Settlement, FERC has dismissed or placed in abeyance various proceedings pending before it, to which Cajun or the Cajun bankruptcy trustee is a party, that would be resolved by the Cajun Settlement.

      Under Entergy Gulf States' interpretation of a 1992 FERC order, as modified by FERC's orders issued on August 3, 1995, and October 2, 1995, and as agreed to by the Cajun bankruptcy trustee, Cajun would owe Entergy Gulf States approximately $74.6 million as of September 30, 1997. Entergy Gulf States further estimates that if it were to prevail in its May 1992 motion for rehearing and on certain other issues decided adversely to Entergy Gulf States in the February 1995, August 1995, and October 1995 FERC orders, which Entergy Gulf States has appealed, Cajun would owe Entergy Gulf States approximately $167.3 million as of September 30, 1997. If Cajun were to prevail in its May 1992 motion for rehearing to FERC, and if Entergy Gulf States were not to prevail in its May 1992 motion for rehearing to FERC, and if Cajun were to prevail in appealing FERC's August and October 1995 orders, Entergy Gulf States estimates it would owe Cajun approximately $120.8 million as of September 30, 1997. The above amounts are exclusive of a $7.3 million payment by Cajun on December 31, 1990, which the parties agreed to apply to the disputed transmission service charges. Pending FERC's ruling on the May 1992 motions for rehearing, Entergy Gulf States has continued to bill Cajun utilizing the historical billing methodology and has recorded underpaid transmission charges, including interest, in the amount of $149.5 million as of September 30, 1997. This amount is reflected in long-term receivables with an offsetting reserve in other deferred credits. FERC has determined that the collection of the pre-petition debt of Cajun is an issue properly decided in the bankruptcy proceeding. Refer to "Cajun - River Bend" above for a discussion of the Cajun Settlement. See Note 9 in the Form 10-K for additional information regarding these FERC proceedings and FERC orders issued as a result of such proceedings.

Cajun - Coal Contracts  (Entergy Corporation and Entergy Gulf States)

      On January 13, 1997, Entergy Gulf States filed a declaratory judgment action in the U.S. Bankruptcy Court in which the Cajun bankruptcy is pending, seeking a ruling that Entergy Gulf States would not be liable for damages to certain coal suppliers for Big Cajun 2, Unit 3, if the Cajun bankruptcy trustee were to reject their coal contracts as a part of a plan of reorganization in the bankruptcy proceeding. In its pleading, Entergy Gulf States took the position that it was not a party to, and had no liability under, those coal contracts.

      On February 12, 1997, the coal suppliers and the Cajun bankruptcy trustee filed a response in the declaratory judgment action and made certain counterclaims and crossclaims. The coal suppliers contended that Entergy Gulf States' declaratory judgment action should be dismissed and, in the alternative, argued that Cajun is Entergy Gulf States' agent in the procurement of coal for Big Cajun 2, Unit 3, and that Entergy Gulf States is a party to and has liability under the coal supply contracts.

      On September 4, 1997, the U.S. Bankruptcy Court ruled that Entergy Gulf States is not liable for the Cajun coal contracts. The coal suppliers have subsequently appealed this decision to the District Court.

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

ANO Matters  (Entergy Corporation and Entergy Arkansas)

     Cracks in certain steam generator tubes at ANO 2 were discovered and repaired during an outage in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages, including the most recent refueling outage in May 1997. Turbine modifications were installed in May 1997 to restore most of the output lost due to steam generator fouling and tube plugging. The unit may be approaching the current limit for the number of steam generator tubes that can be plugged with the unit in operation. If the established limit is reached during a future outage, it could become necessary for Entergy Operations to insert sleeves in steam generator tubes that were previously plugged. On October 25, 1996, Entergy Corporation's Board of Directors authorized Entergy Operations to negotiate a contract for the fabrication and replacement of the steam generators at ANO 2. Entergy estimates the cost of fabrication and replacement of the steam generators to be approximately $150 million. Entergy Operations has entered into a contract, with certain cancellation provisions, for the design and fabrication of replacement steam generators. A letter of intent has been issued for the installation of the replacement steam generators. It is anticipated that the steam generators will be installed during a planned refueling outage in 2000. Entergy Operations periodically meets with the NRC to discuss the results of inspections of the steam generator tubes, as well as the timing of future inspections.

Environmental Issues

(Entergy Arkansas)

     In May 1995, Entergy Arkansas was named as a defendant in a suit by Reynolds Metals Company (Reynolds) in the U.S. District Court for the Eastern District of Arkansas, seeking to recover a share of the costs associated with the clean-up of hazardous substances at a site south of Arkadelphia, Arkansas. Reynolds alleges that it has spent $11.2 million to clean up the site, and that the site was contaminated with PCBs for which Entergy Arkansas bears some responsibility. Entergy Arkansas, voluntarily, at its expense, completed remediation at a nearby substation site and believes that it has no liability for contamination at that portion of the site that is subject to the Reynolds suit and is contesting the lawsuit. Entergy Arkansas filed a Motion for Summary Judgment on June 30, 1997 requesting that the case be dismissed. On July 29, 1997, the Court granted Entergy Arkansas' Motion for Summary Judgment and dismissed Reynolds' lawsuit. See "Environmental Regulation" in Item 1 of Part I of the Form 10-K for additional information on the PCB contamination at the two former Reynolds plant sites in Arkansas to which Entergy Arkansas had supplied power.

(Entergy Gulf States)

      Entergy Gulf States has been designated as a potentially responsible party (PRP) for the clean-up of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the clean-up of certain of these sites. As of September 30, 1997, a remaining recorded liability of $19.8 million existed relating to the clean-up of the sites at which Entergy Gulf States has been designated a PRP. See "Environmental Regulation" in Item 1 of Part I of the Form 10-K for additional discussion of the sites where Entergy Gulf States has been designated as a PRP by the EPA and related litigation.

(Entergy Louisiana)

      During 1993, the Louisiana Department of Environmental Quality issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana has determined that certain of its power plant waste water impoundments were affected by these regulations and chose to upgrade or close them. A remaining recorded liability in the amount of $6.7 million existed at September 30, 1997, for waste water upgrades and closures to be completed by the end of 1997. Cumulative expenditures relating to the upgrades and closures of waste water impoundments were $7.1 million as of September 30, 1997.

Waterford 3 Lease Obligations  (Entergy Louisiana)

      On September 28, 1989, Entergy Louisiana entered into three transactions for the sale and leaseback of undivided interests
(aggregating approximately 9.3%) in Waterford 3. In July 1997, Entergy Louisiana caused the lessors to issue $307,632,000 aggregate principal amount of Waterford 3 Secured Lease Obligation Bonds, 8.09% Series due 2017, to refinance the outstanding bonds originally issued to finance the purchase of the undivided interests by the lessors. The lease payments will be reduced to reflect the lower interest costs. Upon the occurrence of certain events, Entergy Louisiana may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from the lease transactions, and Entergy Louisiana may be required to assume the outstanding bonds issued by the Owner Trustee to finance, in part, its acquisition of the undivided interests in Waterford 3. See Note 10 to the Form 10-K and
Note 4 herein for further information.

Reimbursement Agreement  (System Energy)

      Under a bank letter of credit and reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the agreement) of at least 1.60 times earnings. System Energy was in compliance with the above covenants at September 30, 1997. See Note 9 to the Form 10-K for further information.

Employment Litigation

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

      See Note 9 to the Form 10-K for further information relating to lawsuits filed by former employees asserting they were wrongfully terminated and/or discriminated against on the basis of age, race, and/or sex.

(Entergy Corporation, Entergy Louisiana, and Entergy New Orleans)

      Entergy Corporation, Entergy Louisiana and Entergy New Orleans are defendants in numerous lawsuits filed in Louisiana state court on behalf of approximately 147 plaintiffs who claim that they were illegally terminated from their jobs due to discrimination on the basis of age. The plaintiffs have requested that the court certify the matter as a class action. On August 13, 1997, the court certified the case as a class action. The court decision to certify a class action has been appealed to the Louisiana Fifth Circuit Court of Appeal. No assurance can be given as to the timing or outcome of these proceedings.

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

Catalyst Technologies, Inc.  (Entergy Corporation)

     On August 8, 1997, a jury in the Civil District Court of Orleans Parish, Louisiana, returned a verdict against Entergy Enterprises, a wholly-owned non-utility subsidiary of Entergy Corporation, in the amount of $346 million. Catalyst Technologies, Inc. (CTI) alleged in its lawsuit that Entergy Enterprises had agreed to transfer computer software to CTI but breached its obligation to do so, and claimed damages in an amount equaling its purported lost profits. On September 23, 1997, the judge in the case entered a judgment in the amount of the verdict, plus accrued interest from the date of the plaintiff's original demand in the amount of approximately $118 million, which continues to accrue at a rate of approximately $88,000 per day. The judgment in favor of CTI currently is the subject of post-trial motions in which Entergy Enterprises seeks, in the alternative, a judgment notwithstanding the verdict, a new trial or a substantial reduction of the amount awarded to CTI.

      Entergy  Enterprises contended in the trial that it  was  never obligated  to  transfer  any technology  to  CTI  because  CTI  never
fulfilled  the  conditions  necessary  to  give  rise  to   such   an
obligation. Moreover, Entergy Enterprises contended that CTI's claim for lost profits was totally speculative, having been made by a start-up company that has never engaged in any substantial business and having arisen in connection with a product that has never been marketed or sold and has never generated any revenue or profit for Entergy Enterprises. Based on these facts and the advice of counsel, management continues to believe that there are a number of strong legal arguments in support of Entergy Enterprises' position, that the judgment in favor of CTI is contrary to the facts and applicable law, and that either the case will be reversed or the judgment will be
reduced   to  an  amount  that  would  not  be  material  to  Entergy
Corporation. Subject to the outcome of the post-trial motions, which were the subject of oral argument before the court on November 5, 1997, Entergy Enterprises will appeal the judgment of the trial
court.   Refer to "Other Regulation and Litigation" in Item 1 of  the
Form 10-K for information regarding the original petition filed by CTI.

      On September 11, 1997, Entergy initiated a declaratory judgment action against CTI in the Delaware Chancery Court seeking a determination that Entergy would not be liable to CTI for the judgment entered against Entergy Enterprises by the Orleans Parish Civil District Court. On October 14, 1997, CTI filed a motion to dismiss the complaint. This action is pending.

      On September 30, 1997, CTI filed a new lawsuit against Entergy Corporation, Entergy Services, Entergy Enterprises and certain individuals who are, or at one time were, directors of those corporations. In summary, the suit claims that CTI suffered damages as a result of actions on the part of Entergy that allegedly caused the individual defendants to breach their fiduciary duties owed to Entergy Enterprises and, indirectly, to CTI as Entergy Enterprises' judgment creditor. In particular, the CTI claim asserts that the defendants have wrongfully caused Entergy Enterprises' assets to be depleted. Entergy Corporation, Entergy Services, Entergy Enterprises, and the individual defendants deny any such wrongdoing and will vigorously contest this new lawsuit, which Entergy believes is without merit.

Australian Franchise Taxes (Entergy Corporation)

      On  August  27, 1997, the Federal Court of Australia  upheld  a decision by the Australian Commissioner of taxation that franchise taxes paid by a resident electricity distribution business were not deductible for Australian income tax purposes. This decision is currently on appeal by this electricity distribution business. Management is currently analyzing the impact of this decision on CitiPower, which also incurs such franchise taxes. Management estimates the exposure to CitiPower, should this decision be upheld or alternative planning strategies be unavailable, is approximately $26 million for the periods prior to September 30, 1997.


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

      The PUCT's order has been the subject of several appellate proceedings, culminating in an appeal to the Texas Supreme Court (Supreme Court). On January 31, 1997, the Supreme Court issued an opinion reversing the PUCT's order and remanding the case to the PUCT for further proceedings. The Supreme Court found that the PUCT had prejudiced Entergy Gulf States' rights by attempting to defer a ruling on the abeyed plant costs and incorrectly determined the amount of federal income tax expense that should have been allowed in rates. The Supreme Court ruled that the PUCT could choose either to conduct hearings and take further evidence or to decide the case on the original evidence. On February 18, 1997, the Texas Office of Public Utility Counsel filed a motion for rehearing of the Supreme Court's decision, arguing that the Supreme Court's remand should have instructed the PUCT as to how the case should be dealt with on remand. On July 31, 1997, the Supreme Court overruled the motion for rehearing and issued its mandate that the case be returned to the PUCT for further deliberations. The case has been docketed at the PUCT and Entergy Gulf States has filed a motion asking that the case be consolidated with its rate proceeding filed in November 1996 now pending at the PUCT. On November 4, 1997, the PUCT denied the motion to consolidate the remanded issues with the rate proceeding, but has put both the abeyed plant costs and the federal income tax expense issues on an expedited schedule.

      As of September 30, 1997, the River Bend plant costs disallowed for retail ratemaking purposes in Texas and the River Bend plant costs held in abeyance totaled (net of taxes and depreciation) approximately $12 million and $259 million, respectively.

      As a result of the application of SFAS 121, Entergy Gulf States wrote off Abeyed Deferrals of $169 million, net of tax, effective January 1, 1996. In light of the continuing proceedings before the PUCT and the Texas Supreme Court's January 31, 1997 decision, Entergy Gulf States has made no write-offs or reserves for the River Bend plant-related costs. At this time, management and legal counsel are unable to predict the amount of the abeyed and previously disallowed River Bend plant costs, if any, that may ultimately be allowed in Entergy Gulf States' Texas retail rates.

      In prior proceedings involving other utilities, the PUCT has held that the original cost of nuclear power plants will be recoverable in electric rates to the extent those costs were prudently incurred. In another proceeding Entergy Gulf States has previously filed with the PUCT, a cost reconciliation study prepared by Sandlin Associates, management consultants with expertise in the cost analysis of nuclear power plants, which supports the reasonableness of the River Bend costs held in abeyance by the PUCT. This reconciliation study determined that approximately 82% of the River Bend cost increase above the amount included by the PUCT in rate base was a result of changes in federal nuclear safety requirements, and provided other support for the remainder of the abeyed amounts. In particular, there have been four other rate proceedings in Texas involving nuclear power plants. Disallowed investment in the plants ranged from 0% to 15%. Each case was unique, and the disallowances in each were made for different reasons. Appeals of two of these PUCT decisions are currently pending. Based upon the PUCT's prior decisions, management believes that River Bend construction costs were prudently incurred and that it is reasonably possible that it will recover through rates, or otherwise through means such as a deregulated asset plan, all or substantially all of the abeyed River Bend plant costs. In the event of an adverse ruling in this case, a net of tax write-off, as of September 30, 1997, of up to $271 million could be required.

System Agreement (Energy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      On March 3, 1995, a FERC ALJ issued an opinion holding that the practice of including the out-of-service units in the reserve equalization calculations during the period 1987 through 1993 was not permitted by Service Schedule MSS-1 and, therefore, constituted a violation of the System Agreement. However, the ALJ found that the violation was in good faith and had benefited the customers of
Entergy as a whole. Accordingly, the ALJ recommended that no retroactive refunds should be ordered. The ALJ also held that the System Agreement should be amended to allow out-of-service units to be included in reserve equalization as proposed in an offer of settlement filed by Entergy on February 16, 1994. On August 5, 1997, the FERC issued an Opinion and Order affirming the initial decision of the ALJ. On September 3, 1997, the LPSC and the MPSC filed a request for rehearing of FERC's August 5, 1997 decision. This request remains pending.

     On March 14, 1995, the LPSC filed a complaint with FERC alleging that the System Agreement results in unjust and unreasonable rates and requested that FERC order a hearing on this matter. In May 1995, the LPSC amended its original complaint, asserting that the System Agreement should be revised to exclude curtailable load from the cost allocation determination due to conflicts with federal policies under PURPA and with Entergy's system planning philosophy. On August 5, 1996, FERC dismissed the LPSC's complaint and amended complaint. On September 30, 1996, FERC granted the LPSC's request for rehearing, solely for the purpose of affording FERC additional time for consideration of the matters raised on rehearing. On September 12, 1997, the FERC denied the LPSC's request for rehearing on the FERC's order dismissing the LPSC's complaint and amended complaint.

Retail Rate Proceedings

Filings with the APSC  (Entergy Corporation and Entergy Arkansas)

     In October 1996, Entergy Arkansas filed a proposal with the APSC
designed   to  achieve  an  orderly  transition  to  retail  electric competition in Arkansas. Entergy Arkansas supplemented its proposal with a May 1, 1997 filing and additional testimony in response to the other parties' testimonies. The proposal included a rate decrease totaling $158 million over a two-year period beginning January 1998. On October 9, 1997, Entergy Arkansas and other parties to the proceeding submitted a settlement agreement to the APSC. The proposed settlement provides for more than $200 million in rate reductions. The proposal allows Entergy Arkansas to accelerate, beginning in 1999, the recovery of purchased power costs associated with Entergy Arkansas' allocation of Grand Gulf 1 plant investment, pending FERC
approval.   The  $200  million reduction includes approximately  $170
million associated with the termination of the Grand Gulf deferrals, a reduction which was part of an earlier settlement agreement with the APSC. The settlement also provides for a Transition Cost Account which will utilize any excess earnings above the allowed return on
equity  to  offset stranded costs when customer choice  occurs.   The
agreement calls for the APSC to hold a hearing in 2001 to review Entergy Arkansas' potential stranded costs and to evaluate the magnitude of stranded costs and the mechanism in place to address those stranded costs. In addition, the settlement includes the opening of a generic docket by the APSC in 1998 to take testimony regarding transition to retail electric competition, with the findings from that docket to be turned over to the Arkansas legislature in October 1998. The APSC held a hearing on October 17, 1997 to consider the settlement agreement and is expected to issue a decision with respect to the settlement agreement by mid-December 1997.

Filings with the PUCT  (Entergy Corporation and Entergy Gulf States)

      In December 1995, Entergy Gulf States filed a petition with the PUCT for reconciliation of fuel and purchased power expenses for the period January 1, 1994, through June 30, 1995. Entergy Gulf States believes that there was an under-recovered fuel balance, including interest, of $22.4 million as of June 1995. Hearings were concluded in October 1996, and in April 1997 the PUCT issued an order which approved recovery of approximately $18.8 million of the under-recovered fuel balance, including interest. In June 1997, the PUCT issued a subsequent order based on a rehearing, which reduced the approved recovery to $18.5 million. Entergy Gulf States has appealed portions of the PUCT's order to the Texas District Court. No assurance can be given as to the timing or outcome of these appeals.

      In accordance with the Merger agreement, Entergy Gulf States filed a rate proceeding with the PUCT in November 1996. In April 1996, certain cities served by Entergy Gulf States (Cities) instituted investigations of the reasonableness of Entergy Gulf
States' rates. In May 1996, the Cities agreed to forego their pending investigation based on the assurance that any rate decrease ordered in the November 1996 filing will be retroactive to June 1, 1996, and will accrue interest until refunded. The agreement further provides that no base rate increase will be retroactive. Subsequent to the November 1996 filing, the Cities passed ordinances reducing Entergy Gulf States' rates by $43.6 million. Entergy Gulf States has appealed these ordinances to the PUCT, and these appeals have been consolidated in the pending rate proceeding. Included in the November 1996 filing was a proposal to achieve an orderly transition to retail electric competition in Texas, similar to the filing described below that Entergy Gulf States made with the LPSC. This filing with the PUCT is being litigated in four phases as follows:
(i) fuel factor/fuel reconciliation phase, of which Entergy Gulf States believes there was an under-recovered fuel balance of $41.4 million, including interest, for the period July 1, 1995 through June 30, 1996; (ii) revenue requirement phase; (iii) cost allocation/rate design phase; and (iv) competitive issues phase. Hearings on the first two phases have been completed though additional hearings may occur regarding the second phase. A supplemental filing with respect to the fourth phase was made with the PUCT on April 4, 1997, outlining a comprehensive market reform proposal calling for the establishment of retail competition, service quality standards, a regional power exchange, and an independent system operator. Entergy Gulf States requested from the PUCT a reciprocal commitment to provide an opportunity for the full recovery of prudently incurred investments previously approved by regulators. The PUCT had scheduled hearings on the transition to competition to begin November 5, 1997, although the Commission has not issued an order with respect to the two completed phases.

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

LPSC Fuel Cost Review

      In September 1996, the LPSC completed the second phase of its review of Entergy Gulf States' fuel costs, which covered the period October 1991 through December 1994 (Phase II). On October 7, 1996, the LPSC issued an order requiring a $34.2 million refund. The ordered refund includes a disallowance of $14.3 million of capital costs (including interest) related to certain gas transportation and storage facilities, which were recovered through the fuel clause, and which have been refunded pursuant to the October 1996 LPSC Settlement. Entergy Gulf States will be permitted to recover these costs in the future through base rates. On October 23, 1996, Entergy Gulf States appealed and received an injunction to stay this order, except insofar as the order requires the $14.3 million refund. On September 19, 1997, the District Court reversed the LPSC's order with respect to several disallowances associated with the operation of River Bend, and affirmed the LPSC's order with respect to the remainder of the ordered disallowances. The economic effect of the reversal of certain disallowances pursuant to the District Court's order is not yet determined. It is expected that appeals will be filed with the Louisiana Supreme Court. See "LPSC Fuel Cost Review" and "October 1996 LPSC Settlement" in Note 2 of the financial statements in the Form 10-K for more information.

(Entergy Corporation and Entergy Louisiana)

      On May 30, 1997, Entergy Louisiana made its annual formula rate plan filing with the LPSC for the 1996 test year. This filing showed the necessity to reduce rates by approximately $27.8 million. Additionally, in order to reflect certain Waterford 3 related items (property tax and termination of the phase-in plan) that are addressed outside the formula rate plan, the filing showed the necessity to additionally reduce rates approximately $26.7 million. These two reductions produced a total reduction of approximately
$54.6 million which was implemented beginning in the first filing cycle of July 1997. The May 30 filing is the final filing in the two year period of the formula rate plan. There has been no determination by the LPSC as to whether the formula rate plan should be extended, modified, or terminated.

(Entergy Corporation, Entergy Gulf States, and Entergy Louisiana)

      In September 1996, Entergy Gulf States and Entergy Louisiana filed proposals with the LPSC designed to achieve an orderly transition to retail electric competition in Louisiana, while protecting certain classes of ratepayers from bearing the burden of cost shifting. The proposals do not increase rates for any customer class. However, these proposals do provide for a universal service charge for customers that remain connected to Entergy Gulf States' or Entergy Louisiana's electric facilities but choose to purchase their electricity from another source. In addition, the proposals include a base rate freeze, which would be put into effect for seven years in the Louisiana areas serviced by Entergy Gulf States and Entergy Louisiana. Although these proposals allow for the complete recovery of the remaining plant investment associated with River Bend and Waterford 3 as of December 31, 1995, over a seven-year period, the NRC operating licenses for these plants permit continued operation until the years 2025 and 2024, respectively. Hearings on these proposals have been delayed until 1998.

     In February 1997, the LPSC identified certain issues embodied in the Entergy Gulf States and Entergy Louisiana proposals that will be addressed in those companies' existing rate dockets, and other issues that will be addressed in an ongoing generic regulatory proceeding examining electric utility industry restructuring.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

     On March 15, 1997, Entergy Mississippi filed its annual earnings review with the MPSC under its formula rate plan for the 1996 test year. In April 1997, the MPSC issued an order approving a prospective rate reduction of $11.2 million. This rate reduction went into effect May 1, 1997.

      Entergy Mississippi has initiated discussions with the MPSC regarding an orderly transition to a more competitive market for electricity. In August 1996, Entergy Mississippi filed a proposal with the MPSC for a rate rider to assure recovery of all Grand Gulf costs incurred to serve customers. The rider would maintain current rates for electric service provided by Entergy Mississippi and would apply to customers within Entergy Mississippi's service area who obtain electricity in the future from a source other than Entergy Mississippi. Entergy Mississippi designed this rider to assure that commitments made under the current system of regulation are honored and that cost burdens are not unfairly transferred from departing customers to those who remain on the Entergy Mississippi system. On August 22, 1996, the MPSC remanded this proposal and established a generic docket to consider competition for retail electric service. Hearings on this docket concluded in April 1997. In early July the MPSC issued an order directing the Mississippi Public Utilities Staff to submit a report outlining a plan for restructuring the electric utility industry in Mississippi. On November 3, 1997, the Mississippi Public Utilities Staff submitted to the MPSC a proposed transition plan for retail competition in the electric industry in Mississippi. The plan represents the staffs' current position on how retail competition can be implemented in Mississippi and includes an implementation schedule in which retail competition would begin on January 1, 2001. The plan assumes the passage of necessary enabling legislation in 1999. The plan also provides for a transition period, from January 1, 2001, through December 31, 2004, for the recovery of any allowed stranded costs through a non-bypassable charge. Parties will file comments and reply comments on the plan during January and February of 1998 and a hearing will be conducted by the MPSC in April 1998.

Filings with the Council (Entergy Corporation, Entergy New Orleans and Entergy Louisiana)

      In March 1997, the Council established new dockets regarding electric and gas utility service competition in the City of New Orleans. The dockets will address competitive issues, including competition, stranded costs, consumer savings, cost shifting, and potential conflicts among federal, state, and local regulators, as such issues relate to electric and gas service. Comments were filed by interested parties in April 1997. Public hearings on these issues were held in May, July and October of 1997.

     The Council issued a resolution in February 1997 indicating that it will conduct an investigation of Entergy New Orleans' allowed rate of return, base rates, and adjustment clauses. The Council conducted hearings in April 1997 on the issue of rate of return, and directed Entergy New Orleans to make a cost of service and revenue requirement filing on May 1, 1997. That filing was later deferred until September 1997. In July 1997, Entergy New Orleans and the Council agreed to implement an $18 million annual reduction in base rates effective May 1, 1997, even though an allowed rate of return had not yet been determined by the Council.

      Entergy New Orleans made its cost of service and revenue requirement filing in conjunction with its transition to competition plan on September 17, 1997. On November 6, 1997, the Council severed the traditional ratemaking issues from the transition filings and established a procedure schedule for the second phase of the rate proceeding, pursuant to which hearings will be conducted in July 1998. Additionally, the Council ordered Entergy New Orleans to file unbundled gas rates, in preparation for an investigation of issues relating to gas industry competition. The electric transition to competition filing is generally similar to those filed for the other domestic utility companies. It includes a rate cap coupled with a continuing right of the Council to conduct reviews of Entergy New
Orleans' earnings, an offer to seek authority from FERC for accelerated recovery of Grand Gulf purchased power obligations, and implementation of a non-bypassable universal service charge for all existing customers, together with functional unbundling of electric rates. Entergy New Orleans' transition filing will be subject to further review by the Council. A procedural schedule on that filing has not been set, although public comment has been requested by the Council.

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


NOTE 3.  COMMON STOCK (Entergy Corporation)

      During the nine months ended September 30, 1997, Entergy Corporation issued 1,187,916 shares of its previously repurchased common stock, reducing the amount held as treasury stock by approximately $34 million. Included in the foregoing were 813,161 shares of common stock issued at a value of $21.5 million in connection with the acquisition of the security monitoring company, Ranger American, during the three months ended September 30, 1997. Entergy Corporation issued the remaining shares to meet the requirements of its various stock plans. In addition, Entergy Corporation received proceeds of $230.2 million from the issuance of 8,975,033 shares of common stock under its dividend reinvestment and stock purchase plan during the nine months ended September 30, 1997.


NOTE 4.  LONG-TERM DEBT

(Entergy Corporation)

      See Note 7 of the Form 10-K for a discussion of the Entergy London Investments (formally Entergy Power UK plc) credit facility. Approximately BPS1.03 billion ($1.66 billion) of variable rate borrowings were outstanding under this facility as of September 30, 1997. The weighted average interest rate on the borrowings outstanding as of September 30, 1997 was 8.77%.

      Entergy London Investments entered into several interest rate swaps to reduce the impact of interest rate changes on its debt related to the London Electricity acquisition. The interest rate swap agreements involve the exchange of floating rate interest payments for fixed rate interest payments over the life of the agreements. Entergy London Investments recognizes interest expense currently based on the fixed rate of interest resulting from use of these swap agreements. If the counterparties to an interest rate swap agreement were to default on contractual payments, Entergy London Investments could be exposed to increased costs related to replacing the original agreement. However, Entergy London Investments does not anticipate nonperformance by any counterparty to any interest rate swap in effect at September 30, 1997. At September 30, 1997, Entergy London Investments was a party to a notional amount of BPS600 million of interest rate swaps with maturity dates ranging from March 1999 to September 2001.

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

      On September 2, 1997, CitiPower entered into an additional interest rate swap agreement with a notional amount of 32 million Australian dollars and maturity dates ranging from February 1999 to December 2009.

      Entergy enters into interest rate swaps as part of its overall risk management strategy and does not hold or issue material amounts of derivative financial instruments for trading purposes. Entergy accounts for its interest rate swaps in accordance with the concepts established in SFAS 80, "Accounting for Futures Contracts", and various EITF pronouncements. If the interest rate swaps were to be sold or terminated, any resulting gain or loss would be deferred and amortized over the remaining life of the debt instrument being hedged by the interest rate swaps. If the debt instrument being hedged by the interest rate swaps were to be extinguished, any resulting gain or loss attributable to the swaps would be recognized in the period in which the debt was extinguished.

(Entergy Corporation and Entergy Louisiana)

      Entergy  Louisiana  is the lessee of three  separate  undivided interests in Waterford 3 under three separate, but substantially identical, long-term net leases. The lessors under such leases acquired the undivided interests (aggregating approximately 9.3%) in Waterford 3 from Entergy Louisiana in three separate sale-leaseback transactions that occurred in 1989. Approximately 87.7% of the aggregate consideration paid by the lessors for their respective undivided interests was provided to the lessors from the issuance of Waterford 3 Secured Lease Obligation Bonds (Initial Series Bonds) in 1989. In July 1997, Entergy Louisiana caused the lessors to issue $307,632,000 aggregate principal amount of Waterford 3 Secured Lease Obligation Bonds, 8.09% Series due 2017, to refinance the outstanding bonds originally issued to finance the purchase of the undivided interests by the lessors. The lease payments will be reduced to reflect the lower interest costs.

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

 (Entergy Gulf States)

      On November 1, 1997, Entergy Gulf States retired $75 million of its 6.99% Series First Mortgage Bonds upon maturity.


NOTE 5.  RETAINED EARNINGS (Entergy Corporation)

      On September 26, 1997, Entergy Corporation's Board of Directors declared a common stock dividend of 45 cents per share, payable on December 1, 1997, to holders of record on November 12, 1997.


NOTE 6.  ACCOUNTING ISSUES (Entergy Corporation)

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

      In May and July 1997, the EITF of the FASB met regarding EITF Issues No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation"", and how SFAS 101, "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71", should be applied to a portion of an entity subject to such a plan. As a result of these meetings, a consensus was reached that SFAS 71 should be discontinued at a date no later than when the details of the transition to competition plan for all or a portion of the entity subject to such plan are known. Additionally, the EITF reached a consensus that stranded costs which are to be recovered through cash flows derived from another portion of the entity which continues to apply SFAS 71 should not be written off; rather, they should be considered regulatory assets of the segment which will continue to apply SFAS 71.


NOTE 7.  ACQUISITION OF LONDON ELECTRICITY (Entergy Corporation)

      On December 18, 1996, Entergy Corporation made a formal cash offer to acquire London Electricity for $2.1 billion. London Electricity is a regional electric company serving approximately two million customers in the metropolitan area of London, England. The offer was approved by authorities in the UK, and, as of February 7, 1997, the offer was made unconditional. Entergy Corporation, through Entergy London Investments, now controls 100% of the common shares of London Electricity. Entergy Corporation has included the results of operations of London Electricity in its results of operations beginning February 1, 1997, based on management's determination that effective control was achieved on that date. The acquisition was financed with $1.7 billion of debt that is non-recourse to Entergy Corporation and $392 million of equity provided by Entergy Corporation from available cash and borrowings under its $300 million line of credit.

     The cost of the London Electricity license is being amortized on a straight-line basis over a 40-year period beginning February 1, 1997. As of September 30, 1997, the unamortized balance of the license was approximately $1.3 billion, which is based on a preliminary purchase price allocation.

      In accordance with the purchase method of accounting, the three and nine months ended September 30, 1997 results of operations for Entergy Corporation reported in its Statements of Consolidated Income and Cash Flows do not reflect London Electricity's results of operations for any period prior to February 1, 1997. The pro forma combined revenues, net income, and earnings per common share of Entergy Corporation presented below give effect to the acquisition as if it had occurred on January 1, 1997 and 1996, respectively. This pro forma information is not necessarily indicative of the results of operations that would have occurred had the acquisition been consummated for the period for which it is being given effect. The three months ended September 30, 1996 pro forma information is not available for comparative purposes.

                                      For the Nine Months Ending:
                             September 30, 1997(b)    September 30, 1996(a)
                                  (In Millions of U.S. Dollars, Except
                                              Share Data)

 Operating revenues                  $ 7,243              $ 7,118
 Net income                          $   381              $   450
 Earnings per average common share   $  1.42              $  1.73

(a)  - Net   Income  in  1996  includes  the  $174  million  net  of  tax write-off of River Bend rate deferrals pursuant to SFAS 121.

(b) - On July 31, 1997, the British government enacted into law a one-time "windfall profits tax" on privatized industries, including regional electric utilities such as London Electricity. London Electricity's liability is approximately BPS140 million (approximately $234 million), which will not be deductible for UK corporation tax purposes. Payment of the tax is required in two equal installments, the first due on December 1, 1997, and the second due one year later. The government also decreased the corporation tax rate in the UK from 33% to 31%, effective as of April 1, 1997. In accordance with SFAS 109, "Accounting for Income Taxes", this reduction in UK corporation tax rates resulted in a one-time reduction in income tax expense of approximately $65 million during the quarter ended September 30, 1997.

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

Catalyst Technologies, Inc.  (Entergy Corporation)

      See "Catalyst Technologies, Inc." in Item 1 of Part I of the Form 10-K for information relating to the lawsuit filed by Catalyst Technologies, Inc. See "Catalyst Technologies, Inc." in Note 1 herein for developments that have occurred since the filing of the Form 10-K.

Service Area Dispute  (Entergy Corporation and Entergy Mississippi)

     On October 11, 1994, twelve Mississippi cities filed a complaint in state court against Entergy Mississippi and eight electric power associations seeking a judgment from the court declaring unconstitutional certain Mississippi statutes that establish the procedure that must be followed before a municipality can acquire the facilities and certificate rights of a utility serving in the municipality. Specifically, the suit requests that the court declare unconstitutional certain 1987 amendments to the Mississippi Public Utilities Act that require that the MPSC cancel a utility's certificate to serve in the municipality before a municipality may acquire a utility's facilities located in the municipality. The suit also requests that the court find that Mississippi municipalities can serve any consumer in the boundaries of the municipality and within one mile thereof. On January 6, 1995, Entergy Mississippi and the other defendants filed motions to dismiss. In October 1995, the state court dismissed the complaint. The plaintiffs appealed the dismissal to the Mississippi Supreme Court. On September 11, 1997, the Mississippi Supreme Court affirmed the decision of the lower court finding in favor of Entergy Mississippi and dismissing the municipalities' complaint. A petition for rehearing filed by the municipalities on September 24, 1997 is pending before the Mississippi Supreme Court. See "Service Area Dispute" in Item 1 of
Part I of the Form 10-K for more information.

Federal Income Tax Audit (Entergy Corporation, Entergy Louisiana, and System Energy)

      In August 1994, Entergy Corporation received an IRS report covering the federal income tax audit of Entergy Corporation and subsidiaries for the years 1988 - 1990. The report asserted an $80 million tax deficiency for the 1990 consolidated federal income tax returns related primarily to the utilization of accelerated investment tax credits associated with Waterford 3 and Grand Gulf 1. Changes to the initial report, made in the IRS appeal process, reduced the assessment to $58 million. In March 1997, Entergy Corporation received notification that the IRS National Office had resolved the audit in Entergy's favor and that no additional tax payments would be due.

Taxes Paid Under Protest (Entergy Corporation and Entergy Louisiana)

      Since the mid-1980's, Entergy Louisiana and the tax authorities of St. Charles Parish, Louisiana (Parish), the parish in which Waterford 3 is located, have disputed use taxes on nuclear fuel paid under protest by Entergy Louisiana. Entergy Louisiana has been successful in lawsuits in the Parish with regard to recovering these taxes, plus interest, and also with regard to Parish lease tax issues pertaining to fuel financing arrangements. In June 1995, Entergy Louisiana received a favorable decision from the Louisiana Fifth Circuit Court of Appeal that confirmed that no such use and lease taxes are due. In May 1997, the Parish and Entergy Louisiana settled all pending use and lease tax litigation. This settlement includes returns to Entergy Louisiana of additional payments under protest on nuclear fuel and the dismissal of nuclear fuel related suits against Entergy Louisiana and/or the fuel lessors. The suits by Entergy Louisiana with regard to state use tax paid under protest on nuclear fuel are still pending.

Union Pacific

      In October 1997, Entergy Arkansas and Entergy Services filed a civil suit against Union Pacific Railroad Company (Union Pacific) in the United States District Court for the Middle District of Louisiana. This suit, which seeks damages in excess of $1 million and the termination of coal shipping contracts with Union Pacific, maintains that Union Pacific has failed to meet its contractual obligations to ship coal to Entergy Arkansas' two large coal-fired plants and that such failure has resulted in a very low level of coal inventory at those plants. The low inventory level has impaired Entergy Arkansas' ability to generate electricity from these plants.

Item 5.  Other Information

Earnings  Ratios   (Entergy Arkansas, Entergy  Gulf  States,  Entergy
Louisiana,  Entergy  Mississippi, Entergy  New  Orleans,  and  System
Energy)

     The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:


                            Ratios of Earnings to Fixed Charges
                                   Twelve Months Ended
                                 December 31,                   September 30,
                        1992    1993      1994    1995    1996      1997

 Entergy Arkansas       2.28    3.11(b)   2.32    2.56    2.93       2.72
 Entergy Gulf States    1.72    1.54       .36(c) 1.86    1.47       2.19
 Entergy Louisiana      2.79    3.06      2.91    3.18    3.16       2.80
 Entergy Mississippi    2.37    3.79(b)   2.12    2.92    3.40       2.94
 Entergy New Orleans    2.66    4.68(b)   1.91    3.93    3.51       1.99
 System Energy          2.04    1.87      1.23    2.07    2.21       2.32

                              Ratios of Earnings to Combined Fixed Charges
                                     and Preferred Dividends
                                       Twelve Months Ended
                                    December 31,                 September 30,
                           1992    1993     1994      1995    1996      1997

Entergy Arkansas           1.86    2.54(b)  1.97      2.12    2.44      2.39
Entergy Gulf States (a)    1.37    1.21      .29(c)   1.54    1.19      1.82
Entergy Louisiana          2.18    2.39     2.43      2.60    2.64      2.46
Entergy Mississippi        1.97    3.08(b)  1.81      2.51    2.94      2.59
Entergy New Orleans        2.36    4.12(b)  1.73      3.56    3.22      1.80

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


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

     23(a) -   Consent of Sandlin Associates.

     27(a) - Financial Data Schedule for Entergy Corporation and Subsidiaries as of September 30, 1997.

     27(b) - Financial Data Schedule for Entergy Arkansas as of September 30, 1997.

     27(c) - Financial Data Schedule for Entergy Gulf States as of September 30, 1997.

     27(d) - Financial Data Schedule for Entergy Louisiana as of September 30, 1997.

     27(e) - Financial Data Schedule for Entergy Mississippi as of September 30, 1997.

     27(f) - Financial Data Schedule for Entergy New Orleans as of September 30, 1997.

     27(g) -   Financial  Data  Schedule  for  System  Energy  as  of
               September 30, 1997.

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
               respectively).

**   99(i) -   Quarterly Reports on Form 10-Q of Entergy Corporation,
               Entergy   Arkansas,  Entergy  Gulf   States,   Entergy
               Louisiana,  Entergy Mississippi, Entergy New  Orleans,
               and System Energy for the quarter ended June 30, 1997,
               portions of which are incorporated herein by reference
               as  described elsewhere in this document  (filed  with
               the SEC in File Nos. 1-11299, 1-10764, 1-2703, 1-8474,
               0-320, 0-5807, and 1-9067, respectively).
___________________________

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Entergy Corporation agrees to furnish to the Commission upon request any instrument with respect to long-term debt that is not registered or listed herein as an Exhibit because the total amount of securities authorized under such agreement does not exceed ten percent of Entergy Corporation and its subsidiaries on a consolidated basis.

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended September 30, 1997, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended September 30, 1997.

**   Incorporated herein by reference as indicated.

     (b)   Reports on Form 8-K

     Entergy  Corporation, Entergy Arkansas,  and  Entergy  Gulf
     States

           A current report on Form 8-K, dated October 9, 1997, was filed with the SEC on October 10, 1997, reporting information under Item 5. "Other Events".

     Entergy Corporation

           A  current  report on Form 8-K, dated  September  23,
           1997, was filed with the SEC on October 1, 1997, reporting information under Item 5. "Other Events".

     Entergy Corporation

           A current report on Form 8-K, dated August 8, 1997, was filed with the SEC on August 11, 1997, reporting information under Item 5. "Other Events".

                               EXPERTS

      The statements attributed to Sandlin Associates regarding the analysis of River Bend construction costs of Entergy Gulf States in
Note 2 to Entergy Corporation and Subsidiaries Consolidated Financial Statements, "Rate and Regulatory Matters", have been reviewed by such firm and are included herein upon the authority of such firm as experts.

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



Date:  November 13, 1997