Form 10-K
period 1997-12-31
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; ENTERGY POWER UK PLC
filed 1998-03-10
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584, 1042730

___________________________________________________________________________

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 1997

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

333-33331       ENTERGY LONDON INVESTMENTS PLC         N/A
                (England and Wales)
                Templar House
                81-87 High Holborn
                London WC1V 6NU England
                Telephone 011-44-171-242-9050
___________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

                                                                                 Name of Each Exchange
Registrant                     Title of Class                                    on Which Registered
Entergy Corporation            Common Stock, $0.01 Par Value - 245,880,306       New York Stock Exchange, Inc.
                                 Shares outstanding at February 27, 1998         Chicago Stock Exchange Inc.
                                                                                 Pacific Exchange Inc.

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

                               Preference Stock, Cumulative, without Par Value   New York Stock Exchange, Inc.
                                 $1.75 Dividend Series

Entergy Gulf States Capital I  8.75% Cumulative Quarterly Income Preferred       New York Stock Exchange, Inc.
                                 Securities, Series A

Entergy Louisiana Capital I    9% Cumulative Quarterly Income Preferred          New York Stock Exchange, Inc.
                                 Securities, Series A

Entergy London Capital, L.P.   8-5/8% Cumulative Quarterly Income Preferred      New York Stock Exchange, Inc.
                                 Securities, Series A

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

Entergy Gulf States, Inc.      Preferred Stock, Cumulative, $100 Par Value

Entergy Louisiana, Inc.        Preferred Stock, Cumulative, $100 Par Value
                               Preferred Stock, Cumulative, $25 Par Value

Entergy Mississippi, Inc.      Preferred Stock, Cumulative, $100 Par Value

Entergy New Orleans, Inc.      Preferred Stock, Cumulative, $100 Par Value

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No ____

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates, was $7.1 billion based on the reported last sale price of such stock on the New York Stock Exchange on February 27, 1998. Entergy Corporation is directly or indirectly the sole holder of the common stock of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc.,
System  Energy  Resources,  Inc.,  and  Entergy   London Investments plc.


                    DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 15, 1998, are incorporated by reference into Parts I and III hereof.

                             TABLE OF CONTENTS

                                                                         Page
                                                                        Number

Definitions                                                                 i
Part I
     Item   1.  Business                                                    1
     Item   2.  Properties                                                 35
     Item   3.  Legal Proceedings                                          35
     Item   4.  Submission of Matters to a Vote of Security Holders        35
                Directors and Executive Officers of Entergy Corporation    36
Part II
     Item   5.  Market for Registrants' Common Equity and Related
                  Stockholder Matters                                      41
     Item   6.  Selected Financial Data                                    42
     Item   7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      43
     Item   7A. Quantitative and Qualitative Disclosures About Market Risk 43
     Item   8.  Financial Statements and Supplementary Data                44
     Item   9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                     223
Part III
     Item 10.   Directors and Executive Officers of the Registrants       223
     Item 11.   Executive Compensation                                    227
     Item 12.   Security Ownership of Certain Beneficial Owners and
                  Management                                              234
     Item 13.   Certain Relationships and Related Transactions            238
Part IV
     Item 14.   Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K                                                239
Signatures                                                                240
Report of Independent Accountants on Financial Statement Schedules        249
Index to Financial Statement Schedules                                    S-1
Exhibit Index                                                             E-1

      This combined Form 10-K is separately filed by Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., System Energy Resources, Inc., and Entergy London Investments plc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representations whatsoever as to any other company.

      This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter.

                              EXCHANGE RATES

       For the convenience of the reader, this Form 10-K contains translations of certain British pounds sterling (BPS) amounts into U.S. dollars at specified rates, or, if not so specified, the noon buying rate in New York City for cable transfers in BPS as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on December 31, 1997 of $1.6454 = BPS1.00. No representation is made that the BPS amounts have been, could have been or could be converted into U.S. dollars at the rates indicated or at any other rates.

      The following table sets out, for the periods indicated, certain information concerning the exchange rates between BPS and U.S. dollars based on the Noon Buying Rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York.

    Fiscal Year Ending (1)  Period End  Average(2) High      Low
                                           ($ per BPS1.00)
March 31, 1994                  1.49     1.50      1.57      1.48
March 31, 1995                  1.62     1.57      1.64      1.51
March 31, 1996                  1.53     1.56      1.61      1.51
Period from April 1, 1996 to    1.60     1.58      1.71      1.49
  January 31, 1997
December 31, 1997               1.65     1.64      1.71      1.58

(1) London Electricity plc, the predecessor company of Entergy London Investments plc (Entergy London), had a fiscal year ending March 31 and Entergy London, the successor company, has a fiscal year ending December 31. Effective February 1, 1997, Entergy London acquired London Electricity plc.

(2) The average of the Noon Buying Rates in effect on the last business day of each month during the relevant period.

                        FORWARD LOOKING STATEMENTS

      Investors are cautioned that forward-looking statements contained herein with respect to the revenues, earnings, competitive performance, or other prospects for the business of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, Entergy London, or their affiliated companies may be influenced by factors that could cause actual outcomes and results to be materially different than projected. Such factors include, but are not limited to, the effects of weather, the performance of generating units, fuel prices and availability, regulatory decisions and the effects of changes in law, capital spending requirements, the evolution of competition, changes in accounting standards, and other factors.

                                DEFINITIONS

      Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym            Term

AFUDC               Allowance for Funds Used During Construction
Algiers             15th Ward of the City of New Orleans, Louisiana
ALJ                 Administrative Law Judge
ANO 1 and 2         Units  1  and 2 of Arkansas Nuclear One Steam  Electric
                    Generating Station (nuclear), owned by Entergy Arkansas
APB                 Accounting Principles Board
APSC                Arkansas Public Service Commission
Arkansas Cities and
Cooperatives        Cities  of  Benton,  North Little  Rock,  Prescott  and
                    Osceola;  the  Conway  Corporation,  the  West  Memphis
                    Utilities   Commission   and  the   Farmers'   Electric
                    Cooperative
Availability
 Agreement          Agreement, dated as of June 21, 1974, as amended, among
                    System Energy and Entergy Arkansas,  Entergy Louisiana,
                    Entergy Mississippi, and  Entergy New Orleans, and  the
                    assignments thereof
BPS                 British pounds sterling
Cajun               Cajun  Electric Power Cooperative, Inc.  (currently  in
                    chapter 11 bankruptcy reorganization)
Capital Funds
 Agreement          Agreement,  dated  as  of June 21,  1974,  as  amended,
                    between System Energy and Entergy Corporation, and  the
                    assignments thereof
CitiPower           CitiPower Pty.
Council             Council of the City of New Orleans, Louisiana
D.C. Circuit        United  States  Court of Appeals for  the  District  of
                    Columbia Circuit
DOE                 United States Department of Energy
domestic utility
 companies          Entergy   Arkansas,   Entergy  Gulf   States,   Entergy
                    Louisiana,   Entergy  Mississippi,  and   Entergy   New
                    Orleans, collectively
EMF                 Electromagnetic fields
EPA                 Environmental Protection Agency
EPAct               Energy Policy Act of 1992
EPDC                Entergy Power Development Corporation
EPMC                Entergy Power Marketing Corp.
ETC                 Exempt telecommunications company under PUHCA
ETHC                Entergy Technology Holding Company
EWG                 Exempt wholesale generator under PUHCA
Electricity Act     Electricity Act 1989
Electricity Pool    Wholesale electricity market in England and Wales
Entergy             Entergy Corporation and its various direct and indirect
                    subsidiaries
Entergy Arkansas    Entergy Arkansas, Inc., formerly Arkansas Power & Light
                    Company
Entergy Corporation Entergy  Corporation, a Delaware corporation, successor to Entergy Corporation, a Florida corporation
Entergy Enterprises Entergy Enterprises, Inc.
Entergy Gulf States Entergy   Gulf  States,  Inc.,  formerly  Gulf   States
                    Utilities  Company (including wholly owned subsidiaries
                    -  Varibus Corporation, GSG&T, Inc., Prudential  Oil  &
                    Gas, Inc., and Southern Gulf Railway Company)
Entergy London      Entergy London Investments plc, formerly Entergy  Power
                    UK  plc  (including its wholly owned subsidiary, London
                    Electricity plc)
Entergy Louisiana   Entergy  Louisiana, Inc., formerly  Louisiana  Power  &
                    Light Company

Abbreviation or Acronym      Term

Entergy Mississippi Entergy Mississippi, Inc., formerly Mississippi Power &
                    Light Company
Entergy New Orleans Entergy New Orleans, Inc., formerly New Orleans  Public
                    Service Inc.
Entergy Operations  Entergy Operations, Inc.
Entergy Power       Entergy Power, Inc.
Entergy Services    Entergy Services, Inc.
FASB                Financial Accounting Standards Board
FERC                Federal Energy Regulatory Commission
FUCO                an exempt foreign utility company under PUHCA
G&R Mortgage Bonds  General and Refunding Mortgage Bonds
Grand Gulf 1 and 2  Units  1  and 2 of Grand Gulf Steam Electric Generating
                    Station (nuclear), 90% owned by System Energy
GWH                 one million kilowatt-hours
Independence        Independence Steam Electric Station (coal),  owned  16%
                    by  Entergy  Arkansas, 25% by Entergy Mississippi,  and
                    11% by Entergy Power
IRS                 Internal Revenue Service
KPL                 Kingsnorth Power Ltd.
KV                  kilovolt
KW                  kilowatt
KWH                 kilowatt-hour(s)
London Electricity  London  Electricity plc - a regional  electric  company serving  London, England, which was acquired by Entergy
                    London Investments plc effective February 1, 1997
LDEQ                Louisiana Department of Environmental Quality
LPSC                Louisiana Public Service Commission
MCF                 1,000 cubic feet of gas
Merger              The    combination    transaction,    consummated    on
                    December 31, 1993, by which Entergy Gulf States  became
                    a   subsidiary  of  Entergy  Corporation  and   Entergy
                    Corporation became a Delaware corporation
MGP                 Manufactured gas plant
MCEQ                Mississippi Commission on Environmental Quality
MMC                 UK Monopolies and Mergers Commission
MPSC                Mississippi Public Service Commission
MW                  Megawatt(s)
N/A                 Not applicable
Nelson Unit 6       Unit   No.  6  (coal)  of  the  Nelson  Steam  Electric
                    Generating Station, owned 70% by Entergy Gulf States
NISCO               Nelson Industrial Steam Company
1991 NOPSI
 Settlement         Agreement,  retroactive  to  October  4,  1991,   among
                    Entergy New Orleans, the Council, and the Alliance  for
                    Affordable   Energy,  Inc.  (local  consumer   advocate
                    group),  which  settled certain Grand Gulf  1  prudence
                    issues and certain litigation related to the resolution
                    adopted by the Council on February 4, 1988, disallowing
                    Entergy  New  Orleans'  recovery  of  $135  million  of
                    previously deferred Grand Gulf 1-related costs
1994 NOPSI
 Settlement         Settlement  effective January 1, 1995, between  Entergy
                    New  Orleans  and  the  Council in  which  Entergy  New
                    Orleans  agreed to implement a permanent  reduction  in
                    electric  and gas rates and resolve disputes  with  the
                    Council  in  the  interpretation  of  the  1991   NOPSI
                    Settlement

                          DEFINITIONS (Concluded)


Abbreviation or Acronym      Term

NPL                 Superfund National Priorities List
NRC                 Nuclear Regulatory Commission
PES License         Public Electricity Supply License in the UK
PRP                 Potentially Responsible Party (a person or entity  that
                    may  be  responsible for remediation  of  environmental
                    contamination)
PUCT                Public Utility Commission of Texas
PUHCA               Public Utility Holding Company Act of 1935, as amended
PURPA               Public Utility Regulatory Policies Act of 1978
Rate Cap            The  level of Entergy Gulf States' retail electric base
                    rates in effect at December 31, 1993, for the Louisiana
                    retail  jurisdiction, and the level of  such  rates  in
                    effect prior to the settlement agreement with the  PUCT
                    on  July  21,  1994, for the Texas retail jurisdiction,
                    which may not be exceeded before December 31, 1998
Reallocation
 Agreement          1981  Agreement, superseded in part by a June 13,  1985
                    decision  of  FERC,  among  Entergy  Arkansas,  Entergy
                    Louisiana,  Entergy Mississippi, Entergy  New  Orleans,
                    and  System Energy relating to the sale of capacity and
                    energy from Grand Gulf
REC                 Regional Electricity Company - UK
Regulator           Director General of Electricity Supply for the UK
Ritchie 2           Unit  2  of the R. E. Ritchie Steam Electric Generating
                    Station (gas/oil)
River Bend          River Bend Steam Electric Generating Station (nuclear)
RUS                 Rural    Utility   Services   (formerly    the    Rural
                    Electrification Administration or "REA")
SCC                 Saltend Cogeneration Company
SEC                 Securities and Exchange Commission
SFAS                Statement    of    Financial   Accounting    Standards,
                    promulgated by the Financial Accounting Standards Board
SMEPA               South Mississippi Electric Power Agency
System Agreement    Agreement,  effective  January 1,  1983,  as  modified,
                    among  the domestic utility companies relating  to  the
                    sharing   of   generating  capacity  and  other   power
                    resources
System Energy       System Energy Resources, Inc.
System Fuels        System Fuels, Inc.
UK                  The  United  Kingdom  of  Great  Britain  and  Northern
                    Ireland
Unit Power Sales
 Agreement          Agreement,  dated as of June 10, 1982, as  amended  and
                    approved  by  FERC,  among  Entergy  Arkansas,  Entergy
                    Louisiana,  Entergy Mississippi, Entergy  New  Orleans,
                    and System Energy, relating to the sale of capacity and
                    energy from System Energy's share of Grand Gulf 1
Waterford 3         Unit  No.  3 (nuclear) of the Waterford Steam  Electric
                    Generating  Station, owned 90.7% by Entergy  Louisiana.
                    The  remaining  9.3% undivided interest  is  leased  by
                    Entergy Louisiana.
White Bluff         White Bluff Steam Electric Generating Station 57% owned
                    by Entergy Arkansas

                                  PART I
Item 1.  Business
                            BUSINESS OF ENTERGY

General

      Entergy Corporation is a Delaware corporation which, through its direct and indirect subsidiaries, engages in the domestic and foreign electric utility business, other domestic and foreign energy-related enterprises, and telecommunications-based businesses. It has no significant assets other than the stock of its subsidiaries. Entergy Corporation is registered as a public utility holding company under PUHCA. As such, Entergy Corporation and its various direct and indirect subsidiaries (with the exception of its EWG, FUCO, and ETC subsidiaries) are subject to the broad regulatory provisions of PUHCA. PUHCA historically limited the operations of registered holding companies to a single, integrated public utility system and functionally related activities. However, more recently, PUHCA has been amended or interpreted to permit limited entry by registered public utility holding companies into domestic and foreign electric generation ventures, foreign utility ownership, telecommunications and information service businesses, and other domestic energy related businesses.

Domestic Operations and Investments

      Entergy Corporation has five wholly-owned domestic retail electric utility subsidiaries: Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. As of December 31, 1997, these utility companies provided retail electric service to approximately 2.5 million customers primarily in portions of the states of Arkansas, Louisiana, Mississippi, and Texas. In addition, Entergy Gulf States furnishes natural gas utility service in and around Baton Rouge, Louisiana, and Entergy New Orleans furnishes natural gas utility service in New Orleans, Louisiana. The business of the domestic utility companies is subject to seasonal fluctuations, with the peak sales period occurring during the third quarter of each year. During 1997, the domestic utility companies' combined retail electric sales as a percentage of total electric sales were: residential - 26.5%; commercial - 20.3%; and industrial - 41.8%. Retail electric revenues from these sectors as a percentage of total electric revenues were: residential - 35.1%; commercial - 24.4%; and industrial - 31.2%. Sales to governmental and municipal sectors and to nonaffiliated utilities accounted for the balance of energy sales. The major industrial customers of the domestic utility companies are in the chemical processing, petroleum refining, paper products, and food products industries. The retail rates and services of Entergy's domestic retail utility subsidiaries are regulated by state and/or local regulatory authorities.

      Entergy Corporation owns all of the common stock of Entergy Power, a Delaware corporation and domestic power producer that owns 725 MW of fossil-
fueled  generating  assets  located in  Arkansas.   Entergy  Power  markets
electric capacity and energy in the wholesale market. Entergy Corporation also owns 100% of the voting stock of System Energy, an Arkansas corporation that owns and leases an aggregate 90% undivided interest in Grand Gulf. System Energy sells the capacity and energy from its interest in Grand Gulf 1 at wholesale to its only customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (see "CAPITAL REQUIREMENTS AND FUTURE FINANCING - Certain System Financial and
Support  Agreements  - Unit Power Sales Agreement," below).   Both  Entergy
Power's and System Energy's wholesale power sales are subject to the jurisdiction of FERC.

     Entergy Services, Inc., a Delaware corporation wholly-owned by Entergy Corporation, provides general executive, advisory, administrative, accounting, legal, engineering, and other services primarily to the domestic utility subsidiaries of Entergy Corporation, but also to Entergy Enterprises. Entergy Operations, a Delaware corporation, is also wholly-owned by Entergy Corporation and provides nuclear management, operations and maintenance services under contract for ANO, River Bend, Waterford 3, and Grand Gulf 1, subject to the owner oversight of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, respectively. Entergy Services and Entergy Operations provide their services to the domestic utility companies, on an "at cost" basis, pursuant to service agreements approved by the SEC under PUHCA.

      Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans own 35%, 33%, 19%, and 13%, respectively, of the common stock of System Fuels, a Louisiana corporation that implements and manages certain programs to procure, deliver, and store fuel supplies for those companies.

      Entergy Gulf States has wholly-owned subsidiaries that (i) operate intrastate gas pipelines in Louisiana used primarily to transport fuel to two of Entergy Gulf States' generating stations; (ii) own the Lewis Creek Station, a gas-fired generating plant, which is leased to and operated by Entergy Gulf States; and (iii) own several miles of railroad track constructed in Louisiana primarily for the purpose of transporting coal for use as boiler fuel at Entergy Gulf States' Nelson Unit 6 generating facility.

      Entergy Enterprises, a wholly-owned nonutility subsidiary of Entergy Corporation incorporated under Louisiana law, invests in and develops energy-related projects and businesses. Entergy Enterprises, directly or through subsidiaries, markets energy-related expertise, products, and services to third parties and provides a variety of services to certain nonutility companies owned by Entergy. Services provided to third-parties include (i) energy management; (ii) management, operations and maintenance services for fossil and nuclear generating plants; and (iii) energy efficient lighting, heating, and cooling systems.

      EPMC, a Delaware corporation, is a wholly-owned subsidiary of Entergy Corporation that is in the business of marketing electricity, gas, other generating fuels, and financial instruments to third parties. It has received authority from the SEC to deal in a wide range of energy commodities and related financial products.

      ETHC, a wholly-owned subsidiary of Entergy Corporation, engages in a variety of telecommunications and information based enterprises that are exempt from regulation under PUHCA. ETHC has acquired security monitoring firms operating primarily in North and South Carolina, Alabama, Florida, Georgia, Mississippi, Louisiana, and Texas. ETHC participates with Hyperion Telecommunications in a joint venture that operates three Competitive Local Exchange Carriers (CLECs) in Little Rock, Arkansas; Jackson, Mississippi; and Baton Rouge, Louisiana. These CLECs provide long distance carrier access and local exchange services. ETHC also currently operates 1,500 miles of fiber optic cable in Arkansas, Louisiana, Mississippi, and Texas that provide long haul telecommunications to wholesale telecommunication carriers. ETHC has made a limited investment in a personal communication services company which will be located in the southeastern United States.

Foreign Operations and Investments

      Since 1993, Entergy Corporation has directly or indirectly acquired interests in a number of foreign utility businesses. Entergy Corporation owns indirectly all of the outstanding shares of Entergy London which was incorporated as a public limited company under the laws of England and Wales in October 1996. Entergy Corporation, through Entergy London, gained effective control of London Electricity in February 1997. London Electricity is Entergy London's sole asset. London Electricity is a regional electric company that is principally engaged in the distribution and supply of electricity to approximately 2 million customers in and around London, England. London Electricity's retail service area currently covers approximately 257 square miles in the central portion of metropolitan London and includes commercial, residential, and industrial customers. London Electricity also engages in other business activities, including ownership of an interest in a 1,000 MW gas-fired combined cycle generating station and several private electric distribution systems. Entergy Corporation's indirect wholly-owned Australian subsidiary, CitiPower, was acquired in 1996. CitiPower is principally engaged in the electric distribution business in Melbourne, Australia, where it serves approximately 242,000 customers. Entergy Corporation also indirectly owns a 5% interest in Edesur, S.A., which is the retail electric distribution company for about 1.9 million customers in the southern part of Buenos Aires, Argentina.

      EPDC, a wholly-owned subsidiary of Entergy Corporation, owns an interest in the following foreign electric generation assets:

               Investment                    Percent Ownership   Status

     Argentina - Costanera, 1,260 MW              6%        operational
     Argentina - Costanera expansion, 220 MW      10%       operational
     Chile - San Isidro, 370 MW                   25%       under construction
     Pakistan - Hub River, 1,292 MW               5%        operational
     Peru - Edegel - 793 MW                       21%       operational
     United Kingdom - Saltend, 1,200 MW           100%      under construction
     United Kingdom - Damhead Creek, 770 MW       100%      in development

      In  addition, Entergy  Corporation,   through   another  wholly-owned
subsidiary, owns 92% of Nantong Entergy Heat & Power, which has a 24MW facility under construction.

      As of December 31, 1997, Entergy Corporation had a net investment of $1.3 billion in equity capital in businesses other than the domestic utility businesses. Entergy Corporation continues to seek opportunities to expand its domestic and foreign businesses that are not regulated by domestic state and local utility regulatory authorities. Entergy Corporation's continued acquisition of and investments in certain foreign and domestic businesses is subject to regulation (including the effect of exemptive provisions) under PUHCA. Rule 53 under PUHCA limits the aggregate investment by a registered public utility holding company in EWGs and FUCOs without SEC approval to 50% of the holding company's consolidated retained earnings averaged over a running four quarter period. Entergy's aggregate investment in EWGs and FUCOs is such that no further EWG or FUCO investments can be made with funds provided from securities issued by Entergy unless SEC approval is obtained or Entergy's consolidated retained earnings increase.

     International  operations  are  subject  to  the  risks  inherent   in
conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, limitations on foreign participation in local energy-related enterprises, and other restrictions. Changes in the relative value of currencies occur from time to time, and may favorably or unfavorably affect the results of operations and statements of cash flows of Entergy's non-U.S. businesses. In addition, there are exchange control restrictions in certain countries relating to the repatriation of earnings.

Selected Data

      Selected customer and sales data for 1997 are summarized in the following tables:

                                                                                 Customers as of
                                                                                December 31, 1997
                    Area Served                                                Electric        Gas
                                                                                 (In thousands)
Entergy Arkansas    Portions of Arkansas and Tennessee                             620          -
Entergy Gulf States Portions of Texas and Louisiana                                641         88
Entergy Louisiana   Portions of Louisiana                                          623          -
Entergy Mississippi Portions of Mississippi                                        382          -
Entergy New Orleans City of New Orleans, except Algiers, which
                      is provided electric service by Entergy Louisiana            189        151
                                                                                 -----        ---
     Total domestic                                                              2,455        239
          customers
CitiPower           Melbourne, Australia and surrounding suburbs                   242          -
London Electricity  Primarily the majority of metropolitan
                      London, England                                            1,995          -
                                                                                 -----        ---
   Total customers                                                               4,692        239
                                                                                 =====        ===


                1997 - Selected Electric Energy Sales Data

                          Entergy     Entergy     Entergy     Entergy       Entergy    System
                          Arkansas  Gulf States  Louisiana  Mississippi    New Orleans Energy   Total (a)
DOMESTIC                                                (GWH)
  Electric Department:
    Sales to retail
     customers              17,319       33,272     29,582       11,418        5,521         -      97,113
    Sales for resale:
       - Affiliates          9,557          414        104        1,918          316     9,735           -
       - Others              6,828        1,503        805          412          160         -       9,707
                            ------------------------------------------------------------------------------
          Total             33,704       35,189     30,491       13,748        5,997     9,735     106,820
  Steam Department:
     - Sales to steam
        products customer        -        1,626          -            -            -         -       1,626
                            ------------------------------------------------------------------------------
          TOTAL             33,704       36,815     30,491       13,748        5,997     9,735     108,446
                            ==============================================================================
Average use per
  residential customer
  (KWH)                     11,313       14,615     14,311       13,314       11,618         -      13,279
                            ==============================================================================

(a)  Includes the effect of intercompany eliminations.

FOREIGN

      In 1997, Entergy London had 19,546 GWH of sales to its distribution customers and 18,023 GWH of sales to its supply customers.

                  1997 - Selected Natural Gas Sales Data

      Entergy New Orleans and Entergy Gulf States sold 16,754,253 and 6,944,026 MCF, respectively, of natural gas to retail customers in 1997. Revenues from natural gas operations for each of the three years in the period ended December 31, 1997, were not material for Entergy Gulf States. See "INDUSTRY SEGMENTS" below for a description of Entergy New Orleans' business segments.

      See "ENTERGY CORPORATION AND SUBSIDIARIES - SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON," and "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, SYSTEM ENERGY, and ENTERGY LONDON" which follow each company's financial statements in this report, for further information with respect to operating statistics.

Employees

     As of January 31, 1998, Entergy had 17,288 employees as follows:

                  Full-time:
                    Entergy Corporation                 -
                    Entergy Arkansas                1,416
                    Entergy Gulf States             1,456
                    Entergy Louisiana                 721
                    Entergy Mississippi               700
                    Entergy New Orleans               301
                    System Energy                       -
                    Entergy London                  3,759
                    Entergy Operations              3,662
                    Entergy Services                3,131
                    Other subsidiaries              1,962
                                                   ------
                         Total Full-time           17,108
                    Part-time                         180
                                                   ------
                         Total Entergy             17,288
                                                   ======

Competition

      Refer to Note 2 herein for a detailed discussion of competitive challenges Entergy faces in the utility industry, including the filings of the domestic utility companies with their respective state and local regulatory authorities addressing transition to competition.


                 CAPITAL REQUIREMENTS AND FUTURE FINANCING

      Construction expenditures for the domestic utility companies, System Energy, and Entergy London, including environmental expenditures (which are immaterial) and AFUDC, but excluding nuclear fuel, for the period 1998-2000 are estimated as follows:

                            1998       1999       2000      Total
                                        (In Millions)

Entergy Arkansas            $201       $156       $204       $561
Entergy Gulf States          150        145        147        442
Entergy Louisiana            107         90         86        283
Entergy Mississippi           70         48         49        167
Entergy New Orleans           21         16         15         52
System Energy                 24         26         21         71
Entergy London               161        163        158        482


      With the exception of Entergy Arkansas, no significant construction costs are expected in connection with the domestic utility companies'
generating facilities. Projected construction expenditures for the replacement of ANO 2's steam generators are included in Entergy Arkansas' estimated figures above. See Note 9 for additional information. Actual construction costs may vary from these estimates for a number of reasons, including changes in load growth estimates, changes in environmental regulations, modifications to nuclear units to meet regulatory requirements, increasing costs of labor, equipment and materials, and cost of capital. In addition to construction expenditure requirements, Entergy must meet scheduled long-term debt and preferred stock maturities and cash sinking fund requirements. See Notes 4, 5, 6, and 7 for further capital requirements and financing information.

     London Electricity's capital expenditures are primarily related to its distribution business and include expenditures for load-related, non-load-related and non-operational capital assets. Load-related capital expenditures are largely required by new business growth. Customer contributions are normally received when capital expenditures are made to extend or upgrade service to customers (except to the extent that such capital expenditures are made to enhance London Electricity's distribution network generally). Non-load-related capital expenditures include asset replacement which is expected to continue until at least the next decade. Other non-load-related expenditures include system upgrade work that provides for load growth and has the additional benefit of improving network security and reliability. Non-operational capital expenditures are for assets such as fixtures and equipment. London Electricity is required to file five-year projections with the Regulator for capital expenditures related to its regulated distribution network and annual updates of such projections. The most recent projection was for the five-year period ended March 31, 2000, and was filed in July 1997. This filing reflected London Electricity's current projection of approximately $793 million (approximately BPS482 million) for the five-year period, and expenditures have thus far been substantially in accordance with the projection.

      London Electricity is a member of the City of Greenwich Lewisham Rail Link plc which will require expenditures of approximately $10 million (approximately BPS6 million) in the next two years. London Electricity maintains the distribution networks at Heathrow, Gatwick, and Stansted airports for the British Airport Authority and expects to spend approximately $59 million (approximately BPS36 million) on these networks over the next six years.

     In December 1997, SCC, a wholly-owned subsidiary of EPDC, entered into a BPS646 million (approximately $1.07 billion) nonrecourse credit facility with an international bank group for the construction of a 1,200 MW gas-fired power plant in Hull, England. The power plant will sell power into the UK power pool at prices established by the market. SCC entered into a lump-sum contract with a major international contractor to build the power plant. SCC has also entered into a series of contracts, including a long-term ground lease for the site; a long-term gas supply agreement with take-or-pay obligations, and a long-term steam and power supply agreement with the industrial host. The total cost of this project currently is estimated to be approximately $875 million and the project is expected to be operational by January 2000.

      In September 1997, EPDC acquired KPL for $67 million. KPL owns land in Southeast England and certain rights to build a power station. The acquisition of KPL was financed by borrowings under a BPS50 million ($82 million) credit facility with an international bank. In December 1997, EPDC amended this credit facility and increased the amount of the revolver to BPS100 million ($165 million). In early October 1997, EPDC announced construction of a 770 MW combined cycle gas turbine merchant power plant to be known as Damhead Creek on the KPL site. Construction is scheduled to begin in late 1998, at an estimated cost of $625 million. The target date for commercial operation is the second quarter of 2000. Financing and other project requirements are currently in the final stages of development.

      Entergy Corporation's primary capital requirements are to invest periodically in, or make loans to, its subsidiaries and to invest in new enterprises. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES," and "BUSINESS OF ENTERGY" for additional discussion of Entergy Corporation's current and future planned investments in its subsidiaries and financial sources for such investments. The principal sources of funds for Entergy Corporation are dividend distributions from its subsidiaries, funds available under its bank credit facilities, and funds received from its dividend reinvestment and stock purchase plan. Certain events, such as the River Bend issues discussed in Notes 2 and 9, could limit the amount of these distributions. Substantial write-offs or charges resulting from adverse rulings in this matter could adversely affect Entergy Gulf States' ability to pay dividends.

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

Availability  Agreement  (Entergy  Arkansas,  Entergy  Louisiana,   Entergy
Mississippi, Entergy New Orleans, and System Energy)

      The Availability Agreement among System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans was entered into in 1974 in connection with the financing by System Energy of Grand Gulf. The Availability Agreement provided that System Energy would join in the System Agreement on or before the date on which Grand Gulf 1 was placed in commercial operation and would make available to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans all capacity and energy available from System Energy's share of Grand Gulf.

      Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans also agreed severally to pay System Energy monthly for the right to receive capacity and energy available from Grand Gulf in amounts that (when added to any amounts received by System Energy under the Unit Power Sales Agreement, or otherwise) would at least equal System Energy's total operating expenses for Grand Gulf (including depreciation at a specified rate) and interest charges. Under the Availability Agreement, the sale of capacity and energy generated by Grand Gulf is governed by the Unit Power Sales Agreement. The September 1989 write-off of System Energy's investment in Grand Gulf 2, amounting to approximately $900 million, is being amortized for Availability Agreement purposes over 27 years rather than in the month the write-off was recognized on System Energy's books. The allocation percentages under the Availability Agreement are fixed as follows: Entergy Arkansas - 17.1%; Entergy Louisiana
- 26.9%; Entergy Mississippi - 31.3%; and Entergy New Orleans - 24.7%.

      The allocation percentages under the Availability Agreement remain in effect and would govern payments made under such agreement in the event of a shortfall of funds available to System Energy from other sources, including payments by Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans to System Energy under the Unit Power Sales Agreement.

      System Energy has assigned its rights to payments and advances from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under the Availability Agreement as security for its first mortgage bonds and reimbursement obligations to certain banks providing the letters of credit in connection with the equity funding of the sale and leaseback transactions described in Note 10 under "Sale and Leaseback Transactions - Grand Gulf 1 Lease Obligations." In these assignments, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans further agreed that, in the event they were prohibited by governmental action from making payments under the Availability Agreement (if, for example, FERC reduced or disallowed such payments as constituting excessive rates), they would then make subordinated advances to System Energy in the same amounts and at the same times as the prohibited payments. System Energy would not be allowed to repay these subordinated advances so long as it remained in default under the related indebtedness or in other similar circumstances.

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

      The obligations of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans to make payments under the Availability Agreement are subject to the receipt and continued effectiveness of all necessary regulatory approvals. Sales of capacity and energy under the Availability Agreement would require that the Availability Agreement be submitted to FERC for approval with respect to the terms of such sale. No such filing with FERC has been made because sales of capacity and energy from Grand Gulf are being made pursuant to the Unit Power Sales Agreement. Other aspects of the Availability Agreement, including the obligations of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans to make subordinated advances, are subject to the PUHCA jurisdiction of the SEC, whose approval has been obtained. If, for any reason, sales of capacity and energy are made in the future pursuant to the Availability Agreement, the jurisdictional portions of the Availability Agreement would be submitted to FERC for approval.

      Since commercial operation of Grand Gulf 1 began, payments under the Unit Power Sales Agreement to System Energy have exceeded the amounts payable under the Availability Agreement, and no payments under the Availability Agreement have ever been required. In the event such payments were required, the ability of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans to recover from their customers amounts paid under the Availability Agreement, or under the assignments thereof, would depend upon the outcome of rate proceedings before state and local regulatory authorities. In view of the controversies that arose over the allocation of capacity and energy from Grand Gulf 1 pursuant to the Unit Power Sales Agreement, opposition to full recovery would be likely and the outcome of such proceedings, should they occur, is not predictable.

      The Availability Agreement may be terminated, amended, or modified by mutual agreement of the parties thereto, upon obtaining the consent, if required, of those holders of System Energy's indebtedness then outstanding who are the beneficiaries of the assignments of the Availability Agreement.

Capital Funds Agreement (Entergy Corporation and System Energy)

      System Energy and Entergy Corporation have entered into the Capital Funds Agreement whereby Entergy Corporation has agreed to supply System Energy with sufficient capital to (i) maintain System Energy's equity capital at an amount equal to a minimum of 35% of its total capitalization (excluding short-term debt) and (ii) permit the continued commercial operation of Grand Gulf 1 and pay in full all indebtedness for borrowed money of System Energy when due.

      Entergy Corporation has entered into various supplements to the Capital Funds Agreement, and System Energy has assigned its rights under such supplements as security for its first mortgage bonds and for reimbursement obligations to certain banks providing letters of credit in connection with the equity funding of the sale and leaseback transactions described in Note 10 under "Sale and Leaseback Transactions - Grand Gulf 1 Lease Obligations." Each such supplement provides that permitted indebtedness for borrowed money incurred by System Energy in connection with the financing of Grand Gulf may be secured by System Energy's rights under the Capital Funds Agreement on a pro rata basis (except for the Specific Payments, as defined below). In addition, in the supplements to the Capital Funds Agreement relating to the specific indebtedness being secured, Entergy Corporation has agreed to make cash capital contributions directly to System Energy sufficient to enable System Energy to make payments when due on such indebtedness (Specific Payments). However, if there is an event of default, Entergy Corporation must make those payments directly to the holders of indebtedness benefiting from the supplemental agreements. The payments (other than the Specific Payments) must be made pro rata according to the amount of the respective obligations benefiting from the supplemental agreements.

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

      In connection with the Merger, FERC approved certain rate schedule changes to integrate Entergy Gulf States into the System Agreement. Certain commitments were also adopted to assure that the ratepayers of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans will not be allocated higher costs. Such commitments included:
(i) a tracking mechanism to protect these companies from certain unexpected increases in fuel costs; (ii) the exclusion of Entergy Gulf States from the distribution of profits from power sales contracts entered into prior to the Merger; (iii) a methodology to estimate the cost of capital in future FERC proceedings; and (iv) a stipulation that these companies be insulated from certain direct effects on capacity equalization payments if Entergy Gulf States were to acquire Cajun's 30% share in River Bend, which it acquired on December 23, 1997. See "Regulation - Other Regulation and Litigation" for information on appeals of FERC Merger orders and related pending rate schedule changes and "Cajun-River Bend Litigation" in Note 9 herein for a discussion of the transfer of Cajun's 30% share in River Bend to Entergy Gulf States.

      In  approving  the  Merger, FERC also initiated a new  proceeding  to consider whether the System Agreement permits certain out-of-service generating units to be included in reserve equalization calculations under Service Schedule MSS-1 of that agreement. The LPSC and the MPSC submitted testimony in this proceeding seeking retroactive refunds for Entergy Louisiana and Entergy Mississippi (estimated at $22.6 million and $13.2 million, respectively). The FERC staff subsequently submitted testimony concluding that Entergy's treatment was reasonable. However, because it concluded that Entergy's treatment violated the tariff, the FERC staff maintained that refunds of approximately $7.2 million should be ordered. On March 3, 1995, a FERC ALJ issued an opinion holding that the practice of including the out-of-service units in the reserve equalization calculations during the period 1987 through 1993 was not permitted by Service Schedule MSS-1 and, therefore, constituted a violation of the System Agreement. However, the ALJ found that the violation was in good faith and had benefited the customers of Entergy as a whole. Accordingly, the ALJ recommended that no retroactive refunds should be ordered. The ALJ also held that the System Agreement should be amended to allow out-of-service units to be included in reserve equalization as proposed in an offer of settlement filed by Entergy on February 16, 1994. On August 5, 1997, the FERC issued an Opinion and Order affirming the initial decision of the ALJ. On September 3, 1997, the LPSC and the MPSC filed a request for rehearing of FERC's August 5, 1997 decision. On February 3, 1998, FERC denied the request for rehearing.

      On March 14, 1995, the LPSC filed a complaint with FERC alleging that the System Agreement results in unjust and unreasonable rates and requested FERC to modify the System Agreement to exclude curtailable load from the cost allocation determination and to permit Entergy's domestic utility companies that engage in real-time pricing at the retail level to be assessed only the marginal cost for energy sold among the domestic utility companies. In May 1995, the LPSC amended its original complaint to request an additional System Agreement modification to allocate costs on the basis of a four-month coincident peak methodology. On August 5, 1996, FERC dismissed the LPSC's complaint and amended complaint, finding the LPSC's claim that the System Agreement is unjust and unreasonable to be without merit. The FERC confirmed this finding in a September 12, 1997 order denying the LPSC's request for rehearing. The LPSC has appealed FERC's dismissal of its complaint to the D. C. Circuit.

Open Access Transmission (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      On August 2, 1991, Entergy Services, as agent for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy Power, submitted to FERC (i) proposed tariffs that, subject to certain conditions, would provide to electric utilities "open access" to Entergy's integrated transmission system, and (ii) rate schedules providing for sales of wholesale power at market-based rates. FERC approved the filing in August 1992, and various parties filed appeals with the D.C. Circuit. The case was remanded to FERC in July 1994 for further proceedings. On October 31, 1994, Entergy Services, as agent for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, filed revised transmission tariffs. On January 6, 1995, FERC made the transmission tariffs effective, subject to refund, and ordered an investigation of Entergy Power's market pricing authority, thereby making Entergy Power's market price rate schedules subject to refund. An order in the market price rate investigation is expected in 1998, but Entergy expects that no refunds will be required.

      On March 29, 1995, FERC issued a supplemental notice of proposed rulemaking (Mega-NOPR) which would require public utilities to provide non-discriminatory open access transmission service to wholesale customers and which would also provide guidance on the recovery of wholesale and retail stranded costs. Under the proposal, public utilities would be required to file transmission tariffs for both point-to-point and network service. Model transmission tariffs were included in the proposal. In September 1995 and January 1996, Entergy Services filed offers of partial settlement accepting certain provisions of the transmission tariffs contained in the Mega-NOPR and resolving certain rate issues. Hearings relating to Entergy Services' open access tariffs concluded on February 22, 1996, and an initial decision was issued by the ALJ on May 21, 1996. The initial decision and offers of partial settlement are now pending before FERC awaiting a final decision.

      In August 1995, EPMC filed an application for permission to make market-based sales. On December 13, 1995, Entergy Services filed revised transmission tariffs in a separate proceeding proposing terms and conditions for open access transmission service that are substantially identical to the terms and conditions contained in the Mega-NOPR transmission tariffs with rates to be the same as those determined in the pending proceeding. On February 14, 1996, FERC accepted for filing the revised transmission tariffs subject to the outcome of the pending proceeding and conditionally accepted EPMC's application for market-based sales. Subsequently, FERC accepted EPMC's application without condition.

      In April 1996 FERC issued its final rule (Order No. 888) on open access, nondiscriminatory transmission, and stranded costs, and a companion final rule (Order No. 889) relating to codes of conduct and the mechanism by which the open access transactions were to be made. In July 1996, in response to this FERC order, Entergy Services filed, on behalf of the domestic utility companies, its open access pro forma tariff. This tariff, which supersedes the tariffs previously filed, is currently pending before FERC with respect to the rates for transmission service. The rates set forth in the July 1996 tariff are subject to the outcome of FERC action on the May 21, 1996 initial decision and the offers of partial settlement. On January 29, 1997, FERC accepted the non-rate terms and conditions of the July 1996 tariff, subject to limited modifications.

      In a March 1997 order (Order No. 888-A), FERC directed public utilities to file revised tariffs to reflect changes resulting from rehearing of Order No. 888. On July 14, 1997, Entergy Services filed with the FERC its wholesale transmission access compliance tariff incorporating the requirements of FERC Order No. 888-A. The filing supersedes the July 1996 tariff and the rates remain subject to the outcome of FERC action on the May 21, 1996 initial decision and the offers of partial settlement.

Retail Rate Matters

General (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      Certain costs related to Grand Gulf 1, Waterford 3, and River Bend were phased into retail rates over a period of years in order to avoid the "rate shock" associated with increasing rates to reflect all such costs at once. The deferral period in which costs are incurred but not currently recovered has expired for all of these programs, and Entergy Arkansas, Entergy Gulf States, Entergy Mississippi, and Entergy New Orleans are now recovering those costs that were previously deferred. Entergy Louisiana has fully recovered the deferred Waterford 3 costs. Entergy Gulf States has pending several rate proceedings and some rate relief has been received. Rate proceedings and appeals relating to these issues are discussed in "Entergy Gulf States" below.

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

      The domestic utility companies have initiated proceedings with state and local regulators regarding an orderly transition to a more competitive market for electricity. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS," for a discussion of the transition to competition filings made by Entergy Mississippi, Entergy Gulf States, Entergy Louisiana, Entergy New Orleans and Entergy Arkansas with their state and local regulators.

Entergy Arkansas

Rate Freeze

      In connection with the settlement of various issues related to the Merger, Entergy Arkansas agreed that it would not, except in response to certain  circumstances  that are largely out of its  control,  request  any
general  retail rate increase to take effect before November 3, 1998.   See
Note 2 for a discussion of the rate freeze as well as other aspects of the settlement agreement between Entergy Arkansas and the APSC.

Recovery of Grand Gulf 1 Costs

      Under the settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas agreed to forego recovery of a portion of its Grand Gulf l-related costs, recover a portion of such costs currently, and defer a portion of such costs for future recovery. In the future, Entergy Arkansas will recover 78% of its allocated share of Grand Gulf 1 costs, but will not recover the remaining 22%. Deferrals ceased in l990, and Entergy Arkansas is recovering a portion of the previously deferred costs each year through l998. As of December 31, l997, the balance of deferred costs was $75 million. Entergy Arkansas is permitted to recover on a current basis the incremental costs of financing the unrecovered deferrals.

      Entergy Arkansas has the right to sell capacity and energy from its retained share of Grand Gulf 1 to third parties and to sell such energy to its retail customers at a price equal to Entergy Arkansas' avoided energy cost. Proceeds of sales to third parties of Entergy Arkansas' retained share of Grand Gulf l capacity and energy accrue to the benefit of Entergy Corporation, as Entergy Arkansas' sole stockholder.

Fuel Adjustment Clause

      In its October 1996 rate filing, Entergy Arkansas proposed an alternative fuel adjustment clause, the Energy Cost Recovery Rider Energy Cost Rate (ECR Rider ), which was approved by the APSC. Entergy Arkansas' ECR Rider utilizes projected energy costs (i.e., fuel and purchased power costs) for the coming calendar year to develop an Energy Cost Rate. The Energy Cost Rate is revised annually and includes a true-up adjustment reflecting the over-recovery or under-recovery of the energy cost for the prior year. Under the ECR Rider, the nuclear refueling reserve fund provision, which was no longer necessary due to the annual revision, was eliminated. In addition, the nuclear incentive provision associated with ANO was eliminated.

Entergy Gulf States

Rate Cap and Other Merger-Related Rate Agreements

     In 1993, the LPSC and the PUCT approved separate regulatory proposals, which included the implementation of a five-year Rate Cap on Entergy Gulf States' retail electric base rates in the respective states, and provisions for fuel and nonfuel savings created by the Merger to accrue to the benefit of ratepayers. See Note 2 for a discussion of the Rate Cap as well as other aspects of the settlement agreement between Entergy Gulf States and the LPSC and the PUCT.

Recovery of River Bend Costs

      Entergy Gulf States deferred approximately $369 million of River Bend operating and purchased power costs, depreciation, and accrued carrying charges, pursuant to a 1986 PUCT accounting order. Approximately $182 million of these costs are being amortized over a 20-year period, and the remaining $187 million was written off in the first quarter of 1996 in accordance with SFAS 121. Also, in accordance with a phase-in plan approved by the LPSC, Entergy Gulf States deferred $294 million of its River Bend costs related to the period February 1988 through February 1991. See "River Bend Cost Deferrals" in Note 2 herein for a discussion of the unamortized balances of these deferrals as of December 31, 1997.

Texas Jurisdiction - River Bend

      In 1988 the PUCT granted Entergy Gulf States a permanent increase in annual revenues of $59.9 million resulting from the inclusion in rate base of approximately $1.6 billion of company-wide River Bend plant investment and approximately $182 million of related Texas retail jurisdiction deferred River Bend costs (Allowed Deferrals). At the same time, the PUCT disallowed as imprudent $63.5 million of company-wide River Bend plant costs and placed in abeyance, with no finding as to prudence, approximately $1.4 billion of company-wide River Bend plant investment and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs (Abeyed Deferrals). As a result of the application of the company's long-lived asset impairment policy, Entergy Gulf States wrote off Abeyed Deferrals of $169 million, net of tax, effective January 1, 1996.

      The PUCT's order has been the subject of several appellate proceedings, culminating in an appeal to the Texas Supreme Court (Supreme Court). On January 31, 1997, the Supreme Court issued an opinion reversing the PUCT's order and remanding the case to the PUCT for further proceedings.

     On January 14, 1998, the commissioners of the PUCT voted by a 2 to 1 majority to disallow recovery of $1.4 billion of company-wide abeyed plant costs. The Texas share of these costs, which is not currently in rates, is approximately $624 million, based on 1988 costs and the jurisdictional allocation included in current rates. The PUCT is expected to enter an order pursuant to its vote, but has not yet done so. As of December 31, 1997, the River Bend plant costs disallowed for retail ratemaking purposes in Texas and the River Bend plant costs held in abeyance totaled (net of taxes and depreciation) approximately $12 million and $252 million, respectively. See Note 2 for information related to additional rulings by the PUCT and other retail rate proceedings as well as the proposed agreement in principle between the parties to the Entergy Gulf States rate proceedings in Texas.

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

      In January 1992, Entergy Gulf States applied to the PUCT for a new fixed fuel factor and requested a final reconciliation of fuel and purchased power costs incurred between December 1, 1986 and September 30, 1991. Entergy Gulf States proposed to recover net under-recoveries and interest (including under-recoveries related to NISCO) over a twelve-month period. In June 1993, the PUCT concluded that the purchased power payments made to NISCO in excess of Entergy Gulf States' avoided cost were not reasonably incurred. In October 1993, Entergy Gulf States appealed the PUCT's order to the Travis County District Court where the matter is still pending. As of December 31, 1997, Entergy Gulf States had expensed $182 million of unrecovered purchased power costs and deferred revenue pending the appeal to the District Court. No assurance can be given as to the timing or outcome of the appeal.

Retail Rate Proceedings

      In addition to the January 14, 1998 ruling discussed above in "Texas Jurisdiction - River Bend," the PUCT upheld an ALJ's ruling disallowing recovery of approximately $40 million of Entergy Services' affiliate costs allocated to Entergy Gulf States in Texas. Entergy Services is responsible for managing Entergy Gulf States' fossil generating plants and transmission and distribution systems, as well as providing human resources, accounting, and other necessary services to Entergy Gulf States and Entergy Corporation's other electric utility subsidiaries. In another matter, the PUCT also issued an order establishing service quality standards and rate of return adjustments for Entergy Gulf States and its Texas retail service territory. A portion of the adjustments will be retroactive and a portion will be prospective. The PUCT will evaluate Entergy Gulf States' future performance based on several criteria including feeder reliability, billing error rates, customer call center performance, service installation performance, line extension performance and street light replacements.

     In March 1998, the parties to the Entergy Gulf States rate proceedings in Texas reached an agreement in principle, subject to approval by the PUCT and certain cities served by Entergy Gulf States, which would resolve all
of  the  pending rate issues.   The  proposed  agreement in principle would
include a base rate reduction of $40 million on an annual basis, with a refund
retroactive  to  June 1, 1996;   additionally   it   would  provide  for  a
recovery of $25 million of deferred fuel costs; the base rates would remain at  the  same  level for the next four years after the reduction;  a  total service quality credit of $9 million retroactive to June 1996; and the recovery of a portion of the abeyed portion of River Bend such that at the end of the four year rate freeze there will remain $125 million of net plant related to that abeyed portion. Entergy Gulf States has established reserves for the probable effects of this agreement in principle based on
management's   estimates  of  the  terms  thereof.    These   reserves   of
approximately $381 million (or $227 million net of taxes) were recorded in the fourth quarter of 1997. The results of operations of Entergy Gulf States for the year ended December 31, 1997, reflect corresponding charges to operating revenues and other income (deductions) of $70 million and $311 million, respectively. The parties are working to finalize a definitive
agreement.   Entergy Gulf States has agreed to implement  the  refunds  and rate reductions, subject to final approval of the agreement in principle. Final approval of the agreement in principle would resolve all pending regulatory issues. Refer to Note 2 for a discussion of other Entergy Gulf States retail rate proceedings that were resolved during the past year and/or are currently pending.

Fuel Recovery

      Entergy Gulf States' Texas rate schedules include a fixed fuel factor to recover fuel and purchased power costs not recovered in base rates. The fixed factor may be revised every six months in accordance with a schedule set by the PUCT. To the extent actual costs vary from the fixed factor, refunds or surcharges are required or permitted. Fuel costs are also subject to reconciliation proceedings every three years. Entergy Gulf States' Louisiana electric rate schedules include a fuel adjustment clause designed to recover the cost of fuel and purchased power costs, adjusted by a surcharge (or credit) for deferred fuel expense arising from the monthly reconciliation of actual fuel cost incurred with fuel revenues billed to customers. See Note 2 for a discussion of the LPSC fuel cost reviews.

      Entergy Gulf States' Louisiana gas rates include a purchased gas adjustment to recover the cost of purchased gas.

Steam Customer Contract

      In August 1996, Entergy Gulf States entered into agreements with its only steam customer whereby a generating facility was leased to such customer beginning in August 1997, the expiration date of the previous contract. As a result of these arrangements, Entergy Gulf States' annual revenues are expected to decrease by approximately $33 million, and its net income is expected to be reduced by approximately $15 million annually. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS," for a further discussion.

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

      With respect to Grand Gulf 1, Entergy Louisiana agreed to retain, and not recover from retail ratepayers, approximately 2.52% of the costs of Grand Gulf 1's capacity and energy. Non-fuel operation and maintenance costs for Grand Gulf 1 are recovered through Entergy Louisiana's base rates. Additionally, Entergy Louisiana is allowed to recover, through the fuel adjustment clause, 4.6 cents per KWH for the energy related to its retained portion of these costs. Alternatively, Entergy Louisiana may sell such energy to nonaffiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC's approval.

Performance-Based Formula Rate Plan

      In June 1995, in conjunction with the LPSC's rate review, a performance-based formula rate plan previously proposed by Entergy Louisiana was approved with certain modifications. See Note 2 for a discussion of Entergy Louisiana's performance-based formula rate plan.

Fuel Adjustment Clause

     Entergy Louisiana's rate schedules include a fuel adjustment clause to recover the cost of fuel and purchased power. The fuel adjustment also includes a surcharge (or credit) for deferred fuel expense arising from the monthly reconciliation of actual fuel cost incurred with fuel revenues billed to customers.

Entergy Mississippi

Retail Rate Proceedings

      Refer to Note 2 for a discussion of Entergy Mississippi's retail rate proceedings that were resolved during the past year and/or are currently pending.

Rate Freeze

      In connection with the settlement of various issues related to the Merger, Entergy Mississippi agreed that it will not, except in response to certain circumstances that are largely beyond its control, request any
general  retail rate increase to take effect before November 3, 1998.   See
Note 2 for a discussion of the rate freeze and other aspects of the settlement agreement between Entergy Mississippi and the MPSC.

Recovery of Grand Gulf 1 Costs

     In September 1985, the MPSC granted Entergy Mississippi an annual base rate increase of approximately $326.5 million in connection with its allocated share of Grand Gulf 1 costs. The MPSC also provided for the deferral of a portion of such costs that were incurred each year through 1992, and recovery of these deferrals over a period of six years ending in 1998. As of December 31, 1997, the uncollected balance of Entergy Mississippi's deferred costs was approximately $127 million. Entergy Mississippi is permitted to recover the carrying charges on all deferred amounts on a current basis.

Formula Rate Plan

      Under a formulary incentive-rate plan (Formula Rate Plan) effective March 25, 1994, Entergy Mississippi's earned rate of return is calculated automatically every 12 months and compared to and adjusted against a benchmark rate of return (calculated under a separate formula within the Formula Rate Plan). The Formula Rate Plan allows for periodic small adjustments in rates based on a comparison of actual earned returns to benchmark returns and upon certain performance factors. Refer to Note 2 for a discussion of the formula rate plan filing for the 1996 test year. The formula rate plan filing for the 1997 test year will be filed in March 1998.

Fuel Adjustment Clause

      In March 1997, Entergy Mississippi proposed an alternative fuel cost recovery mechanism, the ECR Rider, which became effective May 1997. Entergy Mississippi's ECR Rider utilizes projected energy costs (i.e., fuel and purchased energy costs) for the coming calendar year to develop an Energy Cost Rate. The Energy Cost Rate is revised annually and includes a true-up adjustment reflecting the over-recovery or under-recovery of the energy cost for the prior year.

Entergy New Orleans

Earnings Analysis Filings

      Refer to Note 2 for a discussion of the Entergy New Orleans earnings analysis filings that have been resolved during the past year and/or are currently outstanding.

Recovery of Grand Gulf 1 Costs

      Under Entergy New Orleans' various rate settlements with the Council in 1986, 1988, and 1991, Entergy New Orleans agreed to absorb and not recover from ratepayers a total of $96.2 million of its Grand Gulf 1 costs. Entergy New Orleans was permitted to implement annual rate increases in decreasing amounts each year through 1995, and to defer certain costs and related carrying charges for recovery on a schedule extending from 1991 through 2001. As of December 31, 1997, the uncollected balance of Entergy New Orleans' deferred costs was $99 million.

Fuel Adjustment Clause

     Entergy New Orleans' electric rate schedules include a fuel adjustment clause designed to recover the cost of fuel in the second prior month, adjusted by a surcharge (or credit) for deferred fuel expense arising from the monthly reconciliation of actual fuel incurred with fuel cost revenues billed to customers. The adjustment also includes the difference between nonfuel Grand Gulf 1 costs paid by Entergy New Orleans and the estimate of such costs provided in Entergy New Orleans' Grand Gulf 1 rate settlements. Entergy New Orleans' gas rate schedules include an adjustment to reflect gas costs in excess of those collected in base rates, adjusted by a surcharge (or credit) similar to that included in the electric fuel adjustment clause.

Regulation

Federal  Regulation  (Entergy Corporation, Entergy Arkansas,  Entergy  Gulf
States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

PUHCA

      Entergy Corporation and its various direct and indirect subsidiaries (with the exception of its EWG, FUCO, and ETHC subsidiaries) are subject to the broad regulatory provisions of PUHCA. Except with respect to investments in certain domestic power projects, foreign utility company projects, and telecommunication projects, PUHCA limits the operations of a registered holding company system to a single, integrated public utility system, plus certain additional systems and businesses, regulates certain transactions among affiliates within a holding company system, and regulates the acquisition and sale of securities and assets by registered holding companies and their subsidiaries.

      Entergy Corporation and other electric utility holding companies have supported legislation in the United States Congress to repeal PUHCA and transfer certain aspects of the oversight of public utility holding companies from the SEC to FERC. Entergy believes that PUHCA inhibits its ability to compete in the evolving electric energy marketplace and largely duplicates the oversight activities already performed by FERC and state and local regulators. In June 1995, the SEC adopted a report proposing options for the repeal or significant modification of PUHCA. In 1997, the SEC issued Rule 58 under PUHCA, which allows registered public utility holding companies to enter a range of energy related businesses.

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

      Entergy Arkansas holds a FERC license for two hydroelectric projects (70 MW), which was renewed on July 2, 1980 and expires in February 2003.

Regulation of the Nuclear Power Industry (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

Regulation of Nuclear Power

      Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, the operation of nuclear plants is heavily regulated by the NRC, which has broad power to impose licensing and safety-related requirements. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, as owners of all or portions of ANO, River Bend, Waterford 3, and Grand Gulf 1, respectively, and Entergy Operations, as the licensee and operator of these units, are subject to the jurisdiction of the NRC. Revised safety requirements promulgated by the NRC have, in the past, necessitated substantial capital expenditures at these nuclear plants, and additional such expenditures could be required in the future. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS," for a discussion of Waterford 3's Systematic Assessment of License Performance (SALP) report issued by the NRC on January 6,1997.

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

Regulation of Spent Fuel and Other High-Level Radioactive Waste

     Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. However, the DOE has not yet identified a permanent storage repository and, as a result, future expenditures may be required to increase spent fuel storage capacity at nuclear plant sites. For further information concerning spent fuel disposal contracts with the DOE, schedules for initial shipments of spent nuclear fuel, current on-site storage capacity, and costs of providing additional on-site storage, see
Note 9.

Regulation of Low-Level Radioactive Waste

      The availability and cost of disposal facilities for low-level radioactive waste resulting from normal nuclear plant operations are subject to a number of uncertainties. Under the Low-Level Radioactive Waste Policy Act of 1980, as amended, each state is responsible for disposal of waste originating in that state, and states may participate in regional compacts to fulfill their responsibilities jointly. The States of Arkansas and Louisiana participate in the Central Interstate Low Level Radioactive Waste Compact (Central States Compact), and the State of Mississippi participates in the Southeast Low Level Radioactive Waste Compact (Southeast Compact). Two disposal sites are currently operating in the United States, but only one site, the Barnwell Disposal Facility (Barnwell) located in South Carolina and operated by the Southeast Compact, is open to out-of-region generators. The availability of Barnwell provides only temporary relief for low-level radioactive waste storage and does not alleviate the need to develop new disposal capacity.

      Both the Central States Compact and the Southeast Compact are working to establish additional disposal sites. Entergy, along with other waste generators, funds the development costs for new disposal facilities. To date, Entergy's expenditures for the development of new disposal facilities total approximately $50 million. During the fourth quarter of 1997, Entergy Arkansas, Entergy Louisiana, and Entergy Gulf States expensed $17.4 million, $12.3 million, and $13.8 million, respectively, related to previously deferred radioactive waste facility costs incurred in connection with the Central States Compact. Future levels of expenditures are difficult to predict. The current schedule for the site development in both the Central States Compact and the Southeast Compact projects that the new facilities will not be operational before 2001. Due to the political nature of siting low-level radioactive waste disposal facilities, future delays can be anticipated. Until long-term disposal facilities are established, Entergy will seek continued access to existing facilities. If such access is unavailable, Entergy will store low-level waste at its nuclear plant sites.

Regulation of Nuclear Plant Decommissioning

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy are recovering from ratepayers portions of the estimated decommissioning costs for ANO, River Bend, Waterford 3, and Grand Gulf 1, respectively. These amounts are deposited in trust funds that, together with the related earnings, can only be used for future decommissioning costs. Estimated decommissioning costs are periodically reviewed and updated to reflect inflation and changes in regulatory requirements and technology, and applications are periodically made to appropriate regulatory authorities to reflect in rates any future changes in projected decommissioning costs. For additional information with respect to decommissioning costs for ANO, River Bend, Waterford 3, and Grand Gulf 1, see Note 9.

     The EPAct requires all electric utilities (including Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy) that purchased uranium enrichment services from the DOE to contribute up to a total of $150 million annually over approximately 15 years (adjusted for inflation, up to a total of $2.25 billion) for decontamination and decommissioning of enrichment facilities. In accordance with the EPAct, contributions to decontamination and decommissioning funds are recovered through rates in the same manner as other fuel costs. See Note 9 for the estimated annual contributions by Entergy for decontamination and decommissioning fees.

Nuclear Insurance

      The Price-Anderson Act limits public liability for a single nuclear incident to approximately $8.92 billion. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy have protection with respect to this liability through a combination of private insurance and an industry assessment program, as well as insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units. For a discussion of insurance applicable to the nuclear programs of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, see Note 9.

Nuclear Operations

General (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

      Entergy Operations operates ANO, River Bend, Waterford 3, and Grand Gulf 1, subject to the owner oversight of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, respectively. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, System Energy, and the Grand Gulf 1 co-owner, have retained their ownership interests in their respective nuclear generating units. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy have also retained their associated capacity and energy entitlements, and pay directly or reimburse Entergy Operations at cost for its operation of the units.

ANO Matters (Entergy Corporation and Entergy Arkansas)

     See "ANO Matters" in Note 9 herein for a discussion of the replacement of steam generators at ANO 2.

River Bend (Entergy Corporation and Entergy Gulf States)

      In connection with the Merger, Entergy Gulf States filed two applications with the NRC in January 1993 to amend the River Bend operating license. The applications sought the NRC's consent to the Merger and to a change in the licensed operator of the facility from Entergy Gulf States to Entergy Operations. The NRC Staff issued the two license amendments for River Bend, which were effective immediately upon consummation of the Merger. On February 14, 1994, Cajun filed with the D.C. Circuit petitions for review of the two license amendments for River Bend. In March 1995, the D.C. Circuit ordered that the NRC order and license amendments be set aside, and remanded the case to the NRC for further consideration. Subsequently, the NRC affirmed its original findings and reissued the two license amendments. Cajun and the Arkansas Cities and Cooperatives filed petitions for review of those NRC orders with the D. C. Circuit. On May 8, 1997, the D.C. Circuit granted Cajun's motion to dismiss its appeal.
Arkansas Cities and Cooperatives' appeal has been briefed and remains pending. The two license amendments are currently in full force and effect.

State Regulation (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

General

      Entergy Arkansas is subject to regulation by the APSC, which includes the authority to set rates, determine reasonable and adequate service, require proper accounting, control leasing, control the acquisition or sale of any public utility plant or property constituting an operating unit or system, set rates of depreciation, issue certificates of convenience and necessity and certificates of environmental compatibility and public need, and regulate the issuance and sale of certain securities.

      Entergy Gulf States is subject to the jurisdiction of the municipal authorities of incorporated cities in Texas as to retail rates and service within their boundaries, with appellate jurisdiction over such matters residing in the PUCT. Entergy Gulf States is also subject to regulation by the PUCT as to retail rates and service in rural areas, certification of new generating plants, and extensions of service into new areas. Entergy Gulf States is subject to regulation by the LPSC as to electric and gas service, rates and charges, certification of generating facilities and power or capacity purchase contracts, depreciation, accounting, and other matters.

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

      Entergy Gulf States holds non-exclusive franchises, permits, or certificates of convenience and necessity to provide electric and gas service in approximately 55 incorporated municipalities in Louisiana and approximately 63 incorporated municipalities in Texas. Entergy Gulf States typically is granted 50-year franchises in Texas and 60-year franchises in Louisiana. Entergy Gulf States' current electric franchises will expire during 2007 - 2036 in Texas and during 2015 - 2046 in Louisiana. The natural gas franchise in the City of Baton Rouge will expire in 2015. In addition, Entergy Gulf States has received from the PUCT a certificate of convenience and necessity to provide electric service to areas within 21 counties in eastern Texas.

      Entergy Louisiana holds non-exclusive franchises to provide electric service in approximately 116 incorporated municipalities. Most of these franchises have 25-year terms, although six municipalities have granted Entergy Louisiana 60-year franchises. Entergy Louisiana also supplies electric service in approximately 353 unincorporated communities, all of which are located in parishes in which Entergy Louisiana holds non-exclusive franchises.

      Entergy Mississippi has received from the MPSC certificates of public convenience and necessity to provide electric service to areas within 45 counties, including a number of municipalities, in western Mississippi. Under Mississippi statutory law, such certificates are exclusive. Entergy Mississippi may continue to serve in such municipalities upon payment of a statutory franchise fee, regardless of whether an original municipal franchise is still in existence.

      Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to city ordinances, which state, among other things, that the City has a continuing option to purchase Entergy New Orleans' electric and gas utility properties.

      The business of System Energy is limited to wholesale power sales and has no distribution franchises.

Regulation under the Electricity Act (Entergy London)

The Regulator

      The principal legislation governing the structure and regulation of the electricity industry in Great Britain is the Electricity Act. The Electricity Act established the industry structure to enable privatization of the UK electric system. The Electricity Act also created the office of the Regulator, who is appointed by the Secretary of State for Trade and Industry. The present Regulator, Professor Stephen Littlechild, was appointed for a five year term ending on August 31, 1999.

      The Regulator's functions include, among other things, granting licenses to generate, transmit, distribute or supply electricity; proposing modifications to licenses and making license modification references to the MMC; enforcing compliance with license conditions; advising the Secretary of State for Trade and Industry relating to the approval of each non-fossil fuel source; calculating the Fossil Fuel Levy rate and collecting the levy; resolving certain disputes between electricity licensees and customers; and setting standards of performance for electricity licensees.

     The Regulator exercises concurrently with the Director General of Fair Trading certain functions relating to monopoly situations under the Fair Trading Act 1973 and certain functions relating to activities that have, or are intended or likely to have, the effect of restricting, distorting or preventing competition in the generation, transmission or supply of electricity under the Competition Act 1980.

      The Electricity Act requires the Regulator and the Secretary of State to exercise their functions to ensure that all reasonable demands for electricity are satisfied; to assure that license holders are able to finance their licensed activities; and to promote competition in the generation and supply of electricity. Subject to these duties, the Secretary of State and the Regulator are required to exercise their functions in a manner calculated to protect the interests of consumers of electricity in respect of price, continuity of supply, and the quality of electricity supply services; to promote efficiency and economy on the part of licensed electricity suppliers and the efficient use of electricity supplied to consumers; to promote research and development by persons authorized to generate, transmit or supply electricity; to protect the public from the dangers arising from the generation, transmission or supply of electricity, and to act for the protection of the health and safety of workers in the electricity industry. The Secretary of State and the Regulator also have a duty to consider the environmental activities connected with the generation, transmission, distribution or supply of electricity. The Secretary of State and the Regulator have a duty to consider, in particular, the interests of consumers in rural areas in respect of prices and other terms of supply. With regard to the quality of electricity supply services, they also have a duty to consider in particular the interests of those who are disabled or of pensionable age.

PES License

      London Electricity has a PES license for its franchise area and is required to supply electricity upon request to any premises in that area, except in specified circumstances. Like all PES license holders, it may not discriminate between its own supply business and other users of its distribution system. The PES license also prohibits cross-subsidization among the various regulated businesses. PES license holders, including London Electricity, are subject to separate price controls on the amounts they may charge for the supply of electricity to Franchise Supply
Customers. A PES license also requires a licensee, including London Electricity, to procure electricity at the best price reasonably obtainable from all available sources, including London Electricity.

      In England and Wales, each PES license limits the extent of the generation capacity in which the relevant REC may hold an interest without the prior consent of the Regulator ("own-generation limits"). In the case of London Electricity, the own-generation limit is fixed at 700 MW. After taking into account London Electricity's current ownership interest in a generation facility, the amount of additional generation investment which could be made by London Electricity is 565 MW. Investments by affiliates of Entergy in generating assets in the UK would be counted towards this own-
generation   limit   under  London  Electricity's  PES   license.    London
Electricity has applied for and has been granted by the Regulator an exception from the own-generation limit, subject to certain conditions, for EPDC investments in the SCC and KPL projects. The most significant of
these  conditions,  to  which  London  Electricity  has  agreed,  is   that
generating capacity from these projects will not be acquired by London Electricity for purposes of its supply business.

Second Tier Supply Licenses

      Other than a PES license holder in its franchise area and subject to certain other exceptions, a supplier of electricity to premises in Great Britain must possess a second tier supply license. Subject to certain restrictions, second tier licensees may compete for the supply of electricity with one another and with the PES license holder in the relevant area. There are currently 34 second tier supply license holders for England and Wales.

Modifications to Licenses

      Following the acquisition of London Electricity by Entergy London, London Electricity's PES License was modified during October 1997 to provide that, with a few minor exceptions, the only business activities which London Electricity is permitted to undertake directly are its first tier and second tier supply businesses and its distribution business. These modifications by the Regulator are intended to place financial protections around the licensed activities of London Electricity as a safeguard against financial pressures which might affect its ability to continue to finance its statutory and licensed functions, including necessary investment in its distribution businesses. Among other things, the modifications restrict the businesses in which London Electricity can participate, other than the licensed businesses, and regulates dealings between London Electricity and other companies (particularly affiliated companies). The modifications also require London Electricity to secure that it has sufficient management and financial resources to conduct its licensed businesses, give the Regulator an annual certificate of the adequacy of its financial resources, and maintain an investment grade rating for its debt as defined by Moody's and Standard & Poor's.

Term and Revocation of Licenses

      London Electricity's PES license will continue in effect until at least 2025 unless revoked. Under ordinary circumstances, the license may not be revoked except on 25 years' prior notice, which notice may not be given until 2000. Otherwise, the Secretary of State may revoke a PES license by not less than 30 days' notice in writing to the licensee in certain specified circumstances, including, among other things, the failure to comply with a final order of the Regulator or the insolvency of the licensee.

Other Regulatory Matters ( Entergy London)

      On June 30, 1997, the UK government announced a review of the regulatory framework governing the utilities, including electricity supply and distribution. This review is currently being undertaken.

      In October 1997, the UK government asked the Regulator to review electricity trading arrangements. This review is focusing on the wholesale electricity market in England and Wales and covers existing trading arrangements within the Electricity Pool, trading arrangements outside the Electricity Pool, and price setting mechanisms.

Environmental Regulation

General

      In the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters, the facilities and operations of Entergy are subject to regulation by various governmental authorities. Entergy believes that its affected subsidiaries are in substantial compliance with environmental regulations currently applicable to their respective facilities and operations. Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated. However, management currently estimates that future capital expenditures for environmental compliance purposes, including those discussed under "Clean Air Legislation," below, will not be material for Entergy as a whole, or for any of its reporting subsidiaries.

Clean Air Legislation

      The Clean Air Act Amendments of 1990 (the Act) established the following three programs that affect Entergy's fossil-fueled generation now or may affect it in the future: (i) an acid rain program for control of sulfur dioxide (SO2) and nitrogen oxides (NOx); (ii) an ozone nonattainment area program for control of NOx and volatile organic compounds; and (iii) an operating permits program for administration and enforcement of these and other Act programs.

      Under  the  acid  rain  program, no additional control  equipment  is expected to be required by Entergy to control SO2. The Act provides "allowances" to most of the affected Entergy generating units for emissions based upon past emission levels and operating characteristics. Each allowance is an entitlement to emit one ton of SO2 per year. Under the Act, utilities are or will be required to possess allowances for SO2 emissions from affected generating units. All Entergy fossil-fueled generating units are classified as "Phase II" units under the Act and are subject to SO2 allowance requirements beginning in the year 2000. Based on operating history, the domestic utility companies have been allocated more allowances than are currently necessary for normal operations. Management believes that it will be able to operate the domestic utility companies' generating units efficiently without installing scrubbers or purchasing allowances from outside sources, and that one or more of the domestic utility companies may have excess allowances.

      Control equipment may eventually be required for certain of the domestic utility companies' generating units to achieve NOx reductions due to the ozone nonattainment status of the areas served by Entergy Gulf States in and around Beaumont and Houston, Texas. Texas environmental authorities are studying the causes of ozone pollution and have deferred NOx controls on power plants until at least 1999. If Texas decides to regulate NOx, the aggregate cost of such control equipment for the affected Entergy Gulf States plants is estimated to be $1.5 million through the year 2000. It is expected that Texas, in conjunction with the EPA, will publish future control strategies during 1998 and 1999. Depending on the strategies developed by Texas, additional costs may be incurred between 2000 and 2007, but these costs cannot be reasonably estimated until the strategies have been published.

Other Environmental Matters

       The provisions of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), authorize the EPA and, indirectly, the states, to require generators and certain transporters of certain hazardous substances released from or at a site, and the owners or operators of any such site, to cleanup the site or reimburse such clean-up costs. CERCLA has been interpreted to impose joint and several liability on responsible parties. Entergy's domestic utility companies have sent waste materials to various disposal sites over the years. Also, certain operating procedures and maintenance practices employed by Entergy's domestic utility companies, which historically were not subject to regulation, now are regulated by environmental laws. Some of these sites have been the subject of governmental action under CERCLA, as a result of which the domestic utility companies have become involved with site clean-up activities. They have participated to various degrees in accordance with their respective potential liabilities in such site clean-ups and have developed experience with clean-up costs. The domestic utility companies have established reserves for such environmental clean-up/restoration activities. In the aggregate, the cost of such remediation is not considered material to Entergy or to any of its reporting subsidiaries.

Entergy Arkansas

      Entergy Arkansas has received notices from time to time from the EPA, the Arkansas Department of Pollution Control & Ecology (ADPC&E), and others alleging that Entergy Arkansas, along with others, may be a PRP for clean-up costs associated with various sites in Arkansas. Most of these sites are neither owned nor operated by any Entergy company. Contaminants at the sites include polychlorinated biphenyls (PCBs), lead, and other hazardous substances.

       At the EPA's request, Entergy Arkansas voluntarily performed stabilization activities at the Benton Salvage site in Saline County, Arkansas. While the EPA has not named PRPs for this site, Entergy Arkansas has attempted to negotiate a settlement with the EPA. Entergy Arkansas and the EPA were unable to reach an agreement satisfactory to both parties.
EPA  initiated  its  own  clean-up of the site  in  October  1996.  Entergy
Arkansas does not believe that its potential liability, if any, with respect to this site will be material.

      In May 1995, Entergy Arkansas was named as a defendant in a suit brought by Reynolds Metals Company (Reynolds) in the U.S. District Court for the Eastern District of Arkansas, seeking to recover a share of the costs associated with the clean-up of hazardous substances at Reynolds former Patterson plant site. Reynolds alleged that it spent $11.2 million to clean up the site, and that the site was contaminated with PCBs for which Entergy Arkansas bore some responsibility. In July 1997, the Court granted Entergy Arkansas' Motion for Summary Judgment and dismissed Reynolds lawsuit.

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

Entergy Gulf States

      Entergy Gulf States has been designated by the EPA as a PRP for the clean-up of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the clean-up of these sites. Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Gulf States and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States premises (see "Other Regulation and Litigation" below). As of December 31, 1997, a remaining recorded liability of $23.8 million existed relating to the clean-up of seven sites at which Entergy Gulf States has been designated as a PRP.

      In 1971, Entergy Gulf States purchased property near its Sabine generating station, known as the Bailey site, for possible expansion of cooling water facilities. Entergy Gulf States sold the property in 1984. In October 1984, an abandoned waste site on the property was included on the NPL by the EPA. Entergy Gulf States negotiated with the EPA and is a member of a task force with other PRPs for the voluntary clean-up of the waste site. A consent decree has been signed by all PRPs for the voluntary clean-up of the Bailey site. On-site remediation was completed during 1997. Total remediation costs are currently expected to be approximately $33 million; however, federal and state agencies are still examining potential liabilities associated with natural resource damage. Entergy Gulf States is expected to be responsible for 2.26% of the estimated clean-up cost, but Entergy Gulf States does not expect that its remaining responsibility with respect to this site will be material after allowance for its existing provision for clean-up in the amount of $300,000.

      Entergy Gulf States is currently involved in a multi-phased remedial investigation of an abandoned MGP site, known as the Lake Charles Service Center, located in Lake Charles, Louisiana, which is thought to have operated as an MGP from approximately 1916 to 1931. Coal tar, a by-product of the distillation process employed at MGPs, was apparently routed to a portion of the property for disposal. The same area has also been used as a landfill. Under an order, which is currently stayed, issued by the LDEQ, Entergy Gulf States was required to investigate and, if necessary, take remedial action at the site. Preliminary estimates of remediation costs are approximately $20 million. On February 13, 1995, the EPA published a proposed rule adding the Lake Charles Service Center to the NPL. Another PRP has been identified that may have had a role in the ownership and operation of the MGP. Negotiations with that company for joint participation and possible remedial action are ongoing. Entergy Gulf States has signed an Administrative Order on Consent negotiated with the EPA. Entergy Gulf States does not presently expect that its ultimate responsibility for this site will materially exceed its existing clean-up provision of $20 million.

      Entergy Gulf States is currently involved in an initial investigation of an MGP site, known as the Old Jennings Ice Plant, located in Jennings, Louisiana. The MGP site is believed to have operated from approximately 1909 to 1926, and is now occupied by an electrical substation and used for storage of transmission and distribution equipment. In July 1996, a petroleum-like substance was discovered on the surface soil, and notification was made to the LDEQ. The LDEQ was aware of this site based upon a survey performed by an environmental consultant for the EPA. Entergy Gulf States obtained the services of an environmental consultant to collect core samples and to perform a search of historical records to determine what activities occurred at Jennings. Results of the core sampling, which found limited amounts of contamination on-site, were submitted to the LDEQ. Entergy Gulf States is awaiting the LDEQ's comment on the submission, and does not expect that its ultimate financial responsibility with respect to this site will be material. The amount of its existing provision for clean-up is $500,000.

     Entergy Gulf States, along with Entergy Louisiana, has been named as a PRP for an abandoned waste oil recycling plant site in Livingston Parish, Louisiana, known as Combustion, Inc., which is included on the NPL. Entergy Gulf States has settled its alleged involvement in the Combustion Inc. site in a court approved settlement involving a payment of $161,000. Entergy Gulf States has also agreed to pay a portion of any future clean-up costs related to residual ground water, but does not expect that any such costs will be incurred.

       Entergy Gulf States, along with Entergy Arkansas and Entergy Louisiana, has been notified of its potential liability with respect to the Benton Salvage site located in Saline County, Arkansas. Although Entergy Gulf States and Entergy Louisiana have had minor involvement in the Benton Salvage site, no remediation is expected to be required of these companies. See "Entergy Arkansas" above for a discussion of the Benton Salvage site.

Entergy Louisiana, Entergy New Orleans, and System Energy

      Entergy Louisiana, Entergy New Orleans, and System Energy have received notices from the EPA and/or the states of Louisiana and
Mississippi that one or more of them may be a PRP for the following disposal sites that are neither owned nor operated by any Entergy subsidiary:

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

  - The MCEQ issued an order on October 13, 1997 ordering Entergy Louisiana to implement a remedial action work plan that had been prepared by a PRP committee for Disposal Systems, Inc. sites at Fifth Street (Clay Point) and Lee Street in Biloxi, Mississippi, and at Woolmarket, Mississippi. Entergy Louisiana filed a petition with the MCEQ denying that it had sent any wastes to the Lee Street or Woolmarket sites and alleging that wastes that had been transported by its contractor to Clay Point are not pollutants within the meaning of the Mississippi statutes or regulations, that any wastes at that site had been cleaned up under a consent decree between the EPA and the PRPs, approved by the U. S. District Court for the Southern District of Mississippi, Southern Division, and had been stored at a warehouse on the site, and, further, that the State of Mississippi has no jurisdiction in view of the consent decree of the federal court. The petition further requested a hearing before the MCEQ. No hearing date has been set. A PRP committee is attempting to draft a settlement proposal for all of the PRPs on sharing clean-up costs. The MCEQ issued a similar order on the same date to Entergy Louisiana's contractors, Ebasco Services, Inc., which Entergy Louisiana has agreed to defend and indemnify. The MCEQ issued a similar order on the same date to Bechtel Power, the contractor for System Energy on the Grand Gulf plant. System Energy was not named as a defendant in the order. Bechtel has filed a petition asking for a hearing. Entergy Louisiana's remediation costs at the site are not expected to be material.

  - From 1992 to 1994, Entergy Louisiana performed site assessments and remedial activities at three retired power plants, known as the Homer, Jonesboro, and Thibodaux municipal sites, previously owned and operated by Louisiana municipalities. Entergy Louisiana purchased power plants at these sites as part of the acquisition of municipal electric systems. The site assessments indicated some subsurface contamination from fuel oil. Remediation of the Homer and Jonesboro sites has been completed at an aggregate cost of approximately $180,000, and remediation of the Thibodaux site is expected to continue through 2000. The cost incurred through December 31, 1997 for the Thibodaux site is $305,000, and future costs are not expected to exceed the existing provision of $530,000.

      Entergy Louisiana and Entergy New Orleans have been named by the EPA as PRPs for associated clean-up costs for certain Louisiana disposal sites. Such sites include Combustion Inc., an abandoned waste oil recycling plant site located in Livingston Parish (involving at least 70 PRPs, including Entergy Gulf States, but not Entergy New Orleans), and the Dutchtown site (also included on the NPL and involving 57 PRPs). Entergy Louisiana has settled its alleged involvement in the Combustion Inc. site in a court approved settlement for a payment of $225,000. Entergy Louisiana has also agreed to pay a portion of any future clean-up costs related to residual ground water, but does not expect that any such costs will be incurred. With respect to the Dutchtown site, Entergy New Orleans believes it has no liability because the material it sent to this site was not a hazardous substance.

      During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of waste water impoundments. Entergy Louisiana has determined that certain of its power plant waste water impoundments were affected by these regulations and has chosen to upgrade or close them. As a result, a remaining recorded liability in the amount of $6.7 million existed at December 31, 1997 for waste water upgrades and closures. Completion of this work is awaiting the LDEQ's approval. Cumulative expenditures relating to the upgrades and closures of waste water impoundments are $7.1 million as of December 31, 1997.

UK Environmental Regulation  (Entergy London)

      London Electricity's businesses are subject to numerous regulatory requirements with respect to the protection of the environment. The Electricity Act obligates the UK Secretary of State for Trade and Industry (the "Secretary of State") to consider the effect of electricity generation, transmission, and supply activities upon the environment in approving applications for the construction of generating facilities and the location of overhead power lines. The Electricity Act requires London Electricity to have regard to the desirability of preserving natural beauty and the conservation of natural and man-made features of particular interest when it formulates proposals for development of certain of its activities. London Electricity mitigates the effects of its proposals on natural and man-made features and is required to carry out an environmental assessment before laying cables, constructing overhead lines, or carrying out any other development in connection with its licensed activities. London Electricity also has produced an Environmental Policy Statement that sets forth its plans for compliance with its environmental obligations under the Electricity Act.

      The Environmental Protection Act 1990 addresses waste management issues and imposes certain obligations and duties on companies that handle and dispose of waste. Some of London Electricity's distribution activities produce waste, but London Electricity believes that it is in compliance with the applicable standards.

      Possible adverse health effects of EMFs from various sources, including transmission and distribution lines, have been the subject of a number of studies and increasing public discussion. The scientific research currently is inconclusive as to whether EMFs cause adverse health effects. The only UK standards for exposure to power frequency EMFs are those promulgated by the National Radiological Protection Board and relate to the levels above which non-reversible physiological effects may be observed. London Electricity fully complies with these standards. However, the possibility exists that passage of legislation and change of regulatory standards could require measures to mitigate EMFs, with resulting increases in capital and operating costs. In addition, the potential exists for public liability with respect to lawsuits brought by plaintiffs alleging damages caused by EMFs.

       London Electricity has approximately 677 miles of oil-filled underground cables that operate at 33kV and 132kV. These cables generally supply substantial amounts of electricity to large substations in urban areas and to large customers. The majority of these cables are between 30 and 50 years old. London Electricity operates these cables in accordance with the "Environment Agency and Electricity Companies (in England and Wales) Operating Code on the Management of Fluid-Filled Cables," monitoring and repairing both gradual and substantial leaks, which arise through age deterioration and third party damage. London Electricity has a program to minimize oil leakage and reduce the possibility of pollution to watercourses and ground water. This program includes a plan for gradual replacement of these cables with more modern solid cables. London Electricity believes that the existing monitoring systems and planned replacement program are sufficient to avoid major environmental incidents or unnecessary replacement expenditures. London Electricity could incur significant expenditures if it were required to replace all or substantially all of its fluid-filled cables, other than in the ordinary course of business, pursuant to new or existing legislation.

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

      FERC's orders approving the Merger were appealed to the D.C. Circuit by Entergy Services, the City of New Orleans, the Arkansas Electric Energy Consumers (AEEC), the APSC, Cajun, the MPSC, the American Forest and Paper Association, the State of Mississippi, the City of Benton and other cities, and Occidental Chemical Corporation (Occidental). Entergy Services sought review of FERC's deletion of a 40% cap on the amount of fuel savings Entergy Gulf States may be required to transfer to other Entergy domestic utility companies under a tracking mechanism designed to protect the other companies from certain unexpected increases in fuel costs. The other parties sought to overturn FERC's decisions on various grounds, including issues as to whether FERC appropriately conditioned the Merger to protect various interested parties from alleged harm and FERC's reliance on Entergy's transmission tariff to mitigate any potential anticompetitive impacts of the Merger. On November 18, 1994, the D.C. Circuit denied motions filed by Cajun, Occidental, and AEEC for a remand to FERC and a partial summary grant of the petitions for review. At the same time, the D.C. Circuit ordered that the cases be held in abeyance pending FERC's issuance of (i) a final order on remand in the proceedings on Entergy's transmission tariff (see discussion of tariff case in "RATE MATTERS AND REGULATION - Rate Matters - Wholesale Rate Matters - Open Access Transmission" above), and (ii) a final order on competition issues in the proceedings on the Merger.

      On December 30, 1993, Entergy Services submitted to FERC tariff revisions to comply with FERC's order dated December 15, 1993, approving the Merger. On February 4, 1994, the APSC and AEEC filed with FERC a joint protest, alleging that Entergy should be required to insulate the ratepayers of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans from all litigation liabilities related to Entergy Gulf States' River Bend nuclear facility. In a May 17, 1994, order on rehearing, FERC addressed Entergy's commitment to insulate the customers of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans against liability resulting from certain litigation involving River Bend. In response to FERC's clarification of Entergy's commitment, Entergy Services filed a new compliance filing on June 16, 1994. The APSC and AEEC subsequently filed protests questioning the adequacy of Entergy's June 16, 1994, compliance filing. FERC has not yet acted on the compliance filings.

Employment Litigation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

      Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans are defendants in numerous lawsuits that have been filed by former employees asserting that they were wrongfully terminated and/or discriminated against due to age, race, and/or sex. Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans are vigorously defending these suits and deny any liability to the plaintiffs. However, no assurance can be given as to the outcome of these cases, and an adverse outcome in one or more cases could have a material adverse financial effect on any of the Entergy defendants. See "Employment Litigation" in Note 9 for information regarding these lawsuits.

Asbestos and Hazardous Waste Suits

(Entergy Gulf States and Entergy Louisiana)

     A number of plaintiffs who allegedly suffered damage or injury, or are survivors of persons who died, allegedly as a result of exposure to "hazardous toxic waste" that emanated from a site in Livingston Parish, Louisiana, sued Entergy Gulf States and approximately 70 other defendants, including Entergy Louisiana, in 17 suits filed in the Livingston Parish District Court. The plaintiffs alleged that the defendants generated, transported, or participated in the storage of such wastes at the facility, which was previously operated as a waste oil recycling facility. These suits, and three federal suits in three states other than Louisiana involving issues arising from the same facility, were consolidated in the U.S. District Court for the Middle District of Louisiana. Entergy Gulf States and Entergy Louisiana have settled all claims against them in the suits and the settlements were approved by court order on February 7, 1996 and June 4, 1997, respectively. Entergy Gulf States' and Entergy Louisiana's shares of the settlements of these cases is not material to their financial position or results of operations.

(Entergy Gulf States)

      A total of 25 suits have been filed on behalf of approximately 1,200 plaintiffs in state and federal courts in Jefferson and Orange Counties, Texas. These suits seek relief from Entergy Gulf States as well as numerous other defendants for damages caused to the plaintiffs or others by the alleged exposure to hazardous waste and asbestos on the defendants' premises. The plaintiffs in some of these suits are also suing Entergy Gulf States and all other defendants on a conspiracy claim. There are ten asbestos-related lawsuits filed in the District Court of Calcasieu Parish in Lake Charles, Louisiana, on behalf of approximately fifteen plaintiffs naming numerous defendants including Entergy Gulf States. The suits allege that each plaintiff contracted an asbestos-related disease from exposure to asbestos insulation products on the premises of the defendants. A total of eighteen lawsuits have been filed in Louisiana on behalf of 24 plaintiffs in state courts in East Baton Rouge, Iberville, and Ascension Parishes. These suits seek relief from Entergy Gulf States and numerous other defendants for damages caused to the plaintiffs or others by alleged exposure to hazardous waste and asbestos on the defendants' premises. It is not known yet how many of the plaintiffs in any of the foregoing cases worked on Entergy Gulf States' premises. Settlements with approximately 800 of the Jefferson County plaintiffs and with approximately 100 of the Calcasieu Parish plaintiffs are in the process of being consummated. Entergy Gulf States' share of the settlements of these cases is not material to its financial position or results of operations.

Cajun - River Bend Litigation (Entergy Corporation and Entergy Gulf States)

      See "Cajun - River Bend Litigation" in Note 9 herein for a discussion of this litigation.

Cajun - Transmission Service (Entergy Corporation and Entergy Gulf States)

      See "Cajun - River Bend Litigation" in Note 9 herein for a discussion of this litigation.

Cajun - Coal Contracts  (Entergy Corporation and Entergy Gulf States)

      See "Cajun-Coal Contracts" in Note 9 herein for a discussion of this litigation.

Service Area Dispute (Entergy Corporation and Entergy Mississippi)

      In October 1994, twelve Mississippi cities filed a complaint in state court against Entergy Mississippi and eight electric power associations seeking a judgment declaring unconstitutional certain Mississippi statutes relating to the acquisition by a municipality of facilities and certificate rights of a utility serving in the municipality. The suit requests that the court declare unconstitutional certain 1987 amendments to the
Mississippi Public Utilities Act that require that the MPSC cancel a utility's certificate to serve in the municipality before a municipality may acquire a utility's facilities located in the municipality. The suit also requests that the court find that Mississippi municipalities can serve any consumer in the boundaries of the municipality and within one mile thereof. Entergy Mississippi and the other defendants filed motions to dismiss, which were granted in October 1995. The plaintiffs appealed the dismissal to the Mississippi Supreme Court. In September 1997, the Mississippi Supreme Court affirmed the decision of the lower court finding in favor of Entergy Mississippi and dismissing the municipalities' complaint. A petition for rehearing filed by the municipalities was denied by the Mississippi Supreme Court in November 1997.

Taxes Paid Under Protest (Entergy Corporation and Entergy Louisiana)

     Since the mid-1980's, Entergy Louisiana and the tax authorities of St. Charles Parish, Louisiana (Parish), where Waterford 3 is located, have disputed use taxes on nuclear fuel paid under protest by Entergy Louisiana, and lease tax issues pertaining to fuel financing arrangements. In May 1997, the Parish and Entergy Louisiana settled all pending use and lease tax litigation. This settlement includes the return to Entergy Louisiana of tax payments made under protest and the dismissal of nuclear fuel related suits against Entergy Louisiana and/or the fuel lessors.

      Since 1990, Entergy Louisiana and the state tax authority have disputed state use tax paid under protest on nuclear fuel ($8.8 million at December 31, 1997) by Entergy Louisiana. The fuel was purchased for Waterford 3. Entergy Louisiana has filed lawsuits to recover these taxes, and certain of these suits involve additional legal issues related to an exemption for boiler fuel. The suits regarding these disputes have been consolidated for trial, but a trial date has not been set.

Catalyst Technologies, Inc.  (Entergy Corporation)

      In June 1993, Catalyst Technologies, Inc. (CTI) filed a petition in the Civil District Court for the Parish of Orleans, Louisiana (CDC), against Electec, Inc., now named Entergy Enterprises, Inc. (EEI), which is a wholly-owned non-utility subsidiary of Entergy Corporation. The petition alleged, among other things, breach of contract, and breach of the obligation of good-faith and fair dealing. On August 8, 1997, a jury in the CDC returned a verdict against EEI in the amount of $346 million plus interest of approximately $118 million. On November 15, 1997, the trial judge entered a judgment notwithstanding the verdict in the CTI lawsuit. Finding as a matter of law that the jury's verdict was incorrect, the judge ruled that no contract ever existed between CTI and Entergy Enterprises, and that the verdict was contrary to the law and the evidence. CTI has appealed this ruling to the Louisiana Court of Appeal for the Fourth Circuit. No date for the filing of appellate briefs or oral argument has been set.

      On September 30, 1997, CTI filed another lawsuit against Entergy Corporation, Entergy Services, Entergy Enterprises and certain individuals who are, or at one time were, directors of those corporations. The suit claims, among other things, that CTI suffered damages as a result of actions on the part of Entergy that allegedly caused the individual defendants to breach their fiduciary duties owed to Entergy Enterprises and, indirectly, to CTI as Entergy Enterprises' judgment creditor. After the decision of the trial judge in the original CTI suit, CTI voluntarily moved to dismiss this proceeding, and it was dismissed without prejudice on January 16, 1998.

Union Pacific Railroad (Entergy Corporation and Entergy Arkansas)

      In October 1997, Entergy Arkansas and Entergy Services filed a civil suit against Union Pacific Railroad Company (Union Pacific) in the United States District Court for the Middle District of Louisiana. This suit, which seeks damages and the termination of coal shipping contracts with Union Pacific, maintains that Union Pacific has failed to meet its contractual obligations to ship coal to Entergy Arkansas' two large coal-fired plants and that such failure has impaired Entergy Arkansas' ability to generate and sell electricity from these plants.


     EARNINGS RATIOS OF DOMESTIC UTILITY COMPANIES, SYSTEM ENERGY, AND
                              ENTERGY LONDON

     The domestic utility companies', System Energy's, and Entergy London's ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of SEC Regulation S-K are as follows:

                                    Ratios of Earnings to Fixed Charges
                                        Years Ended December 31,
                                1993     1994      1995     1996   1997
     Entergy Arkansas           3.11(b)  2.32      2.56     2.93   2.54
     Entergy Gulf States        1.54     (c)-      1.86     1.47   1.42
     Entergy Louisiana          3.06     2.91      3.18     3.16   2.74
     Entergy Mississippi        3.79(b)  2.12      2.92     3.40   2.98
     Entergy New Orleans        4.68(b)  1.91      3.93     3.51   2.70
     System Energy              1.87     1.23      2.07     2.21   2.31
     Entergy London             N/A      N/A       N/A      N/A    (d)-


                                    Ratios of Earnings to Combined Fixed
                                     Charges and Preferred Dividends
                                        Years Ended December 31,
                                1993       1994     1995    1996     1997
     Entergy Arkansas           2.54(b)    1.97     2.12    2.44     2.24
     Entergy Gulf States(a)     1.21       (c)-     1.54    1.19     1.23
     Entergy Louisiana          2.39       2.43     2.60    2.64     2.36
     Entergy Mississippi        3.08(b)    1.81     2.51    2.95     2.69
     Entergy New Orleans        4.12(b)    1.73     3.56    3.22     2.44

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

(d) As a result of the windfall profits tax of $234 million, earnings for the twelve months ended December 31, 1997, for Entergy London were insufficient to cover fixed charges by $204 million.


                             INDUSTRY SEGMENTS

Entergy New Orleans

Narrative Description of Entergy New Orleans Industry Segments

Electric Service

      Entergy New Orleans supplied retail electric service to approximately 189,000 customers as of December 31, 1997. During 1997, 39% of electric operating revenues was derived from residential sales, 38% from commercial sales, 7% from industrial sales, and 16% from sales to governmental and municipal customers.

Natural Gas Service

       Entergy New Orleans supplied retail natural gas service to approximately 151,000 customers as of December 31, 1997. During 1997, 55% of gas operating revenues was derived from residential sales, 19% from commercial sales, 11% from industrial sales, and 15% from sales to governmental and municipal customers. (See "FUEL SUPPLY - Natural Gas Purchased for Resale.")

Selected Financial Information Relating to Industry Segments

      For selected financial information relating to Entergy New Orleans' industry segments, see Entergy New Orleans' financial statements and Note 15.

Entergy Gulf States

      For the year ended December 31, 1997, 96% of Entergy Gulf States' operating revenues was derived from the electric utility business. Of the remaining operating revenues, 2% was derived from the steam business and 2% from the natural gas business.

Entergy London

      Entergy London's distribution and supply businesses both served approximately 2.0 million customers as of December 31, 1997. During 1997, operating revenues derived from the distribution and supply business were 22% and 74%, respectively. The remaining 4% of operating revenues was derived from Entergy London's investment in private distribution networks, electricity contracting services, and investments in generating assets.

                                 PROPERTY

Generating Stations

     The total capability of Entergy's owned and leased generating stations as of December 31, 1997, by company and by fuel type, is indicated below:

                                 Owned and Leased Capability MW(1)
                                                           Gas
                                                         Turbine
                                                           and
                                                         Internal
 Company                 Total       Fossil    Nuclear  Combustion   Hydro

 Entergy Arkansas        4,373 (2)   2,379      1,694     230 (4)      70
 Entergy Gulf States     6,854 (2)   5,843        936      75           -
 Entergy Louisiana       5,423 (2)   4,329      1,075      19           -
 Entergy Mississippi     3,063 (2)   3,052          -      11           -
 Entergy New Orleans       934 (2)     918          -      16           -
 System Energy           1,080           -      1,080       -           -
                        -------------------------------------------------
   Total                21,727 (3)  16,521 (3)  4,785     351          70
                        =================================================



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

(4)  Includes 188 MW of capacity leased by Entergy Arkansas through 1999.

      Load and capacity projections are reviewed periodically to assess the need and timing of additional generating capacity and of interconnections in light of the availability of power, the location of new loads, and maximum economy to Entergy. Domestically, based on load and capability projections and bulk power availability, Entergy has no current plans to install new generating capacity. When new generation resources are needed, Entergy expects to meet this need by means other than construction of new base load generating capacity. Entergy expects to meet future capacity needs by, among other things, purchasing power in the wholesale power market and/or removing generating stations from extended reserve shutdown.

      Under the terms of the System Agreement, certain generating capacity and other power resources are shared among the domestic utility companies. The System Agreement provides, among other things, that parties having generating reserves greater than their load requirements (long companies) shall receive payments from those parties having deficiencies in generating reserves (short companies) and an amount sufficient to cover certain of the long companies' costs, including operating expenses, fixed charges on debt, dividend requirements on preferred and preference stock, and a fair rate of return on common equity investment. Under the System Agreement, these charges are based on costs associated with the long companies' steam electric generating units fueled by oil or gas. In addition, for all energy exchanged among the domestic utility companies under the System Agreement, the short companies are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs (see "RATE MATTERS AND REGULATION - Rate Matters - Wholesale Rate Matters - System Agreement," above, for a discussion of FERC proceedings relating to the System Agreement).

      Entergy's domestic business is subject to seasonal fluctuations, with the peak period occurring in the summer months. The 1997 peak demand of 19,545 MW occurred on August 19, 1997. The total operational system capability at the time of peak was 21,446 MW. This gives a reserve margin at the time of the peak of approximately 8.9%. This does not include capacity owned by Entergy Power. London Electricity and CitiPower both normally have peak activity in their winter months.

Interconnections

      The  electric  generating  facilities of Entergy's  domestic  utility companies consist principally of steam-electric production facilities strategically located with reference to availability of fuel, protection of local loads, and other controlling economic factors. These are interconnected by a transmission system operating at various voltages up to 500 kV. Generally, with the exception of Grand Gulf 1, Entergy Power's capacity and a small portion of Entergy Mississippi's capacity, operating facilities or interests therein are owned by the domestic utility company serving the area in which the facilities are located. All of Entergy's generating facilities are centrally dispatched and operated in order to obtain low cost sources of energy with a minimum of investment and efficient use of plant.

      In addition to the many neighboring utilities with which the domestic utility companies interconnect, the domestic utility companies are members of the Southeastern Electric Reliability Council, the primary purpose of which is to ensure the reliability and adequacy of the electric bulk power supply in the southeast region of the United States. The Southeastern Electric Reliability Council is a member of the North American Electric Reliability Council.

Gas Property

      As of December 31, 1997, Entergy New Orleans distributed and transported natural gas for distribution solely within the limits of the City of New Orleans through a total of 1487 miles of gas distribution mains and 62 miles of gas transmission pipelines. Koch Gateway Pipeline Company is a principal supplier of natural gas to Entergy New Orleans, delivering to six of Entergy New Orleans' thirteen delivery points.

      As of December 31, 1997, the gas properties of Entergy Gulf States were not material to Entergy Gulf States.

Titles

      Entergy's generating stations are generally located on properties owned in fee simple. The greater portion of the transmission and distribution lines of the domestic utility companies have been constructed over property of private owners pursuant to easements or on public highways and streets pursuant to appropriate franchises, and pursuant to statute in the case of Entergy London. The rights of such company in the property on which its facilities are located are considered by each such company to be adequate for its use in the conduct of its business. Minor defects and irregularities customarily found in properties of like size and character exist, but such defects and irregularities do not materially impair the use of the properties affected thereby. The domestic utility companies generally have the right of eminent domain, whereby they may, if necessary, perfect or secure titles to, or easements or servitudes on, privately held lands used in or reasonable necessary for their utility operations.

      Substantially all the physical properties owned by each domestic utility company, and System Energy, are subject to the lien of mortgages securing the first mortgage bonds of such company. The Lewis Creek generating station is owned by GSG&T, Inc., a subsidiary of Entergy Gulf States, and is not subject to the lien of the Entergy Gulf States mortgage securing the first mortgage bonds of Entergy Gulf States, but is leased to and operated by Entergy Gulf States. In the case of Entergy Louisiana, certain properties are also subject to the lien of a second mortgage securing other obligations of Entergy Louisiana. In the case of Entergy Mississippi, substantially all of its properties and assets are also subject to the second mortgage lien of its general and refunding mortgage bond indenture.


                                FUEL SUPPLY

      The sources of generation and average fuel cost per KWH for the domestic utility companies and System Energy for the years 1995-1997 were:

             Natural Gas     Fuel Oil    Nuclear Fuel      Coal
              %    Cents    %     Cents    %    Cents     %    Cents
              of    per     of     per     of    Per      of    Per
Year         Gen    KWH    Gen     KWH    Gen    KWH     Gen    KWH

1997          39   2.97     4     3.11    41     .54     16    1.73
1996          42   2.99     1     3.03    41     .56     16    1.73
1995          50   1.99     -       -     35     .60     15    1.73

      Actual 1997 and projected 1998 sources of generation for the domestic utility companies and System Energy are:

                      Natural Gas     Fuel Oil       Nuclear           Coal
                      1997   1998   1997   1998  1997     1998     1997    1998

Entergy Arkansas        5%     8%   -       -     62%      51%       32%    40%
Entergy Gulf States    65%    64%   -       -     19%      21%       16%    15%
Entergy Louisiana      63%    47%   1%      -     36%      53%       -      -
Entergy Mississippi    38%    69%  33%      -     -        -         29%    31%
Entergy New Orleans    89%   100%  11%      -     -        -         -      -
System Energy          -      -     -       -    100%(a)  100%(a)    -      -
Total                  39%    40%   4%      -     41%      41%       16%    19%


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

      Many factors, including wellhead deliverability, storage and pipeline capacity, and demand requirements of end users, influence the availability and price of natural gas supplies for power plants. Demand is tied to weather conditions as well as to the prices of other energy sources.
Supplies of natural gas are expected to be adequate in 1998. However, pursuant to federal and state regulations, gas supplies to power plants may be interrupted during periods of shortage. To the extent natural gas supplies may be disrupted, the domestic utility companies will use alternate fuels, such as oil, or rely on coal and nuclear generation.

Coal

     Entergy Arkansas has long-term contracts with suppliers for the supply of low-sulfur coal from mines in the State of Wyoming for White Bluff and Independence. These contracts, which expire in 2002 and 2011, provide for approximately 85% of Entergy Arkansas' expected annual coal requirements through 2002. Additional requirements are satisfied by annual spot market purchases. Entergy Gulf States has a contract for a supply of low-sulfur Wyoming coal for Nelson Unit 6, which should be sufficient to satisfy its fuel requirements for that unit through 2010. Cajun has advised Entergy Gulf States that Cajun has contracts that should provide an adequate supply of coal until 1999 for the operation of Big Cajun 2, Unit 3.

Nuclear Fuel

      The nuclear fuel cycle involves the mining and milling of uranium ore to produce a concentrate, the conversion of the concentrate to uranium hexafluoride gas, enrichment of that gas, fabrication of nuclear fuel assemblies for use in fueling nuclear reactors, and disposal of the spent fuel.

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

     Based upon currently planned fuel cycles, Entergy's nuclear units have
existing  contracts  and  inventory  to  provide  adequate  materials   and
services. Current contracts for uranium concentrate and conversion of the concentrate to uranium hexafluoride will provide a significant percentage of these materials and services through termination dates ranging from 1998-
2002.   Additional materials and services required beyond these  dates  are expected to be available for the foreseeable future.

     Current contracts for enrichment will provide a significant percentage of these materials and services through approximately 2002. Current fabrication contracts will provide a significant percentage of these materials and services for termination dates ranging from 2000-2002. The Nuclear Waste Policy Act of 1982 provides for the disposal of spent nuclear fuel or high level waste by the DOE. See Note 9, COMMITMENTS AND CONTINGENCIES, Spent Nuclear Fuel and Decommissioning Costs for additional discussion of spent nuclear fuel disposal.

      Entergy will enter into additional arrangements to acquire nuclear fuel beyond the dates shown above. Except as noted above, Entergy cannot predict the ultimate cost of such arrangements.

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy have made arrangements to lease nuclear fuel and related equipment and services. The lessors finance the acquisition and ownership of nuclear fuel through credit agreements and the issuance of notes. These agreements are subject to annual renewal with, in Entergy Louisiana's and Entergy Gulf States' case, the consent of the lenders. See Note 10 for further discussion of nuclear fuel leases.

     Entergy Gulf States received nuclear fuel as part of the settlement of the Cajun litigation. This nuclear fuel is currently owned by Entergy Gulf States and is not under lease.

Natural Gas Purchased for Resale

      Entergy New Orleans has several suppliers of natural gas for resale. Its system is interconnected with three interstate and three intrastate pipelines. Presently, Entergy New Orleans' primary suppliers are Koch Energy Trading Company (KET), an interstate gas marketer, Bridgeline and Pontchartrain via Louisiana Gas Services (LGS). Entergy New Orleans has a "no-notice" service gas purchase contract with KET. The KET gas supply is transported to Entergy New Orleans pursuant to a transportation service agreement with Koch Gateway Pipeline Company (KGPC). This service is subject to FERC-approved rates. Entergy New Orleans has firm contracts with its two intrastate suppliers and also makes interruptible spot market purchases. In recent years, natural gas deliveries have been subject primarily to weather-related curtailments. However, Entergy New Orleans has experienced no such curtailments.

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

      Entergy Gulf States purchases natural gas for resale under an agreement with Mid Louisiana Gas Company. Abandonment of service by the present supplier would be subject to abandonment proceedings by FERC.

Research

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are members of the Electric Power Research Institute (EPRI). EPRI conducts a broad range of research in major technical fields related to the electric utility industry. Entergy participates in various EPRI projects based on Entergy's needs and available resources. During each of the years 1997, 1996, and 1995, Entergy contributed approximately $9 million for EPRI and other research programs.

Item 2.   Properties

      Refer to Item 1. "Business - PROPERTY," for information regarding the properties of the registrants.

Item 3.   Legal Proceedings

     Refer to Item 1. "Business - RATE MATTERS AND REGULATION," for details of the registrants' material rate proceedings, environmental regulation and proceedings, and other regulatory proceedings and litigation that are pending or that terminated in the fourth quarter of 1997.

Item 4.   Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 1997, no matters were submitted to a vote of the security holders of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, or Entergy London.

          DIRECTORS AND EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Directors

      Information required by this item concerning directors of Entergy Corporation is set forth under the heading "Proposal 1--Election of Directors" contained in the Proxy Statement of Entergy Corporation, (the "Proxy Statement"), to be filed in connection with its Annual Meeting of Stockholders to be held May 15, 1998, ("Annual Meeting"), and is incorporated herein by reference. Information required by this item concerning officers and directors of the remaining registrants is reported in Part III of this document.

Executive Officers

         Name           Age                Position                    Period
Edwin Lupberger (a)     61   Chairman of the Board, Chief               1985-Present
                              Executive Officer, and Director of
                              Entergy Corporation
                             Chairman of the Board and Chief            1993-Present
                              Executive Officer of Entergy
                              Arkansas, Entergy Louisiana, Entergy
                              Mississippi, and Entergy New Orleans
                             Chairman of the Board, Chief               1994-Present
                              Executive Officer, and Director of
                              Entergy Gulf States
                             Chairman of the Board and Director of      1996-Present
                              Entergy Integrated Solutions, Inc.
                             Chairman of the Board of System            1986-Present
                              Energy and Entergy Enterprises
                             Chairman of the Board of Entergy           1990-Present
                              Operations
                             Chairman of the Board of Entergy           1985-Present
                              Services
                             Chief Executive Officer of Entergy         1991-Present
                              Services
                             Chief Executive Officer of Entergy         1993-Present
                              Power,  EPDC, and Entergy-Richmond
                              Power Corporation
                             Chief Executive Officer of Entergy         1994-Present
                              Pakistan, Ltd. and Entergy Power
                              Asia, Ltd.
                             Chief Executive Officer of EP Edegel,      1995-Present
                              Inc.,  Entergy Power Holding II,
                              Ltd., EPMC, Entergy Power Operations
                              Corporation, Entergy Power
                              Operations Holdings, Ltd., Entergy
                              Power Operations Pakistan LDC,
                              Entergy Victoria LDC, Entergy
                              Victoria Holdings LDC, EPG Cayman
                              Holding I, EPG Cayman Holding II,
                              Entergy Power CBA Holding, Ltd., and
                              Entergy Power Edesur Holding, Ltd.
                             Chief Executive Officer of Entergy         1995-1997
                              Power Development International
                              Corporation
                             Chief Executive Officer of Entergy         1996-Present
                              Power International Holdings
                              Corporation and Entergy Mexico Ltd.
                             Chief Executive Officer of Entergy         1997-Present
                              London Limited, Entergy London, and
                              Entergy Power Chile, Inc.
                             President of Entergy Corporation           1995-Present
                             President of Entergy Services and          1994-Present
                              Entergy Enterprises
                             General Manager of Entergy Power           1997-Present
                              Chile, S.A.
                             Director and Chairman of the Board of      1997-Present
                              Entergy Nuclear, Inc., Entergy
                              Technology Company, ETHC, Entergy
                              London Limited and Entergy London
                             Director of Entergy Arkansas, Entergy      1986-Present
                              Louisiana, Entergy Mississippi,
                              Entergy New Orleans, and System
                              Energy
                             Director of Entergy Operations and         1994-Present
                              Entergy Services
                             Director of Entergy Enterprises            1984-Present
                             Chief Executive Officer of Entergy         1995-1996
                              Edegel I, Inc., Entergy Power
                              Holding I, Ltd., and Entergy
                              Yacyreta I, Inc.
                             Chairman of the Board of Entergy           1990-1993
                              Power
                             Chief Executive Officer of Entergy         1991-1994
                              Enterprises
Jerry L. Maulden        61   Vice Chairman of Entergy Corporation       1995-Present
                             Vice Chairman and Chief Operating          1993-Present
                              Officer of Entergy Arkansas, Entergy
                              Gulf States, Entergy Louisiana,
                              Entergy Mississippi, and Entergy
                              New Orleans
                             Vice Chairman of Entergy Services          1992-Present
                             Director of Entergy Arkansas               1979-Present
                             Director of Entergy Gulf States            1993-Present
                             Director of Entergy Louisiana and          1991-Present
                              Entergy New Orleans
                             Director of Entergy Mississippi            1988-Present
                             Director of Entergy Operations             1990-Present
                             Director of System Energy                  1987-Present
                             Director of Entergy Services               1979-Present
                             Director of Entergy Nuclear, Inc.          1997-Present
                             Chairman of the Board of Entergy           1989-1993
                              Arkansas
                             Chairman of the Board and Chief            1991-1993
                              Executive Officer of Entergy
                              Louisiana and Entergy New Orleans
                             Chairman of the Board and Chief            1989-1993
                              Executive Officer of Entergy
                              Mississippi
                             Chief Executive Officer of Entergy         1979-1993
                              Arkansas
                             President and Chief Operating Officer      1993-1995
                              of Entergy Corporation
                             Group President, System Executive -        1991-1993
                              Transmission, Distribution, and
                              Customer Service of Entergy
                              Corporation
Jerry D. Jackson        53   Chief Administrative Officer of            1997-Present
                              Entergy Corporation, Entergy
                              Services,  Entergy Arkansas, Entergy
                              Gulf States, Entergy Louisiana,
                              Entergy Mississippi, and Entergy New
                              Orleans
                             Executive Vice President - External        1994-Present
                              Affairs of Entergy Corporation and
                              Entergy Services
                             Executive Vice President - External        1995-Present
                              Affairs of Entergy Arkansas, Entergy
                              Gulf States, Entergy Louisiana,
                              Entergy Mississippi, and Entergy New
                              Orleans
                             Director of Entergy Arkansas, Entergy      1992-Present
                              Louisiana, Entergy Mississippi, and
                              Entergy New Orleans
                             Director of Entergy Gulf States            1994-Present
                             Director of Entergy Services               1990-Present
                             Director of Entergy Enterprises            1996-Present
                             Executive Vice President of Marketing      1994-1995
                              of Entergy Corporation
                             Executive Vice President - Marketing       1995-1995
                              of Entergy Arkansas, Entergy Gulf
                              States, Entergy Louisiana, Entergy
                              Mississippi, and Entergy New Orleans
                             Executive Vice President - Marketing       1994-1995
                              of Entergy Services
                             President and Chief Administrative         1992-1994
                              Officer of Entergy Services
                             Executive Vice President - Finance         1990-1994
                              and External Affairs of Entergy
                              Corporation
                             Executive Vice President - Finance         1992-1994
                              and External Affairs and Secretary
                              of Entergy Arkansas, Entergy
                              Louisiana, Entergy Mississippi, and
                              Entergy New Orleans
                             Executive Vice President - Finance         1993-1994
                              and External Affairs of Entergy Gulf
                              States
                             Secretary of Entergy Corporation           1991-1994
                             Secretary of Entergy Gulf States           1994-1995
                             Director of System Energy                  1993-1995
Donald  C. Hintz        55   Group President and Chief Nuclear          1997-Present
                              Operating Officer of Entergy
                              Corporation, Entergy Services,
                              Entergy Arkansas, Entergy Gulf
                              States, and Entergy Louisiana
                             Executive Vice President and Chief         1994-1997
                              Nuclear Officer of Entergy
                              Corporation
                             Executive Vice President - Nuclear of      1994-1997
                              Entergy Arkansas, Entergy Gulf
                              States, and Entergy Louisiana
                             Executive Vice President of Nuclear        1996-1997
                              of  Entergy Services
                             Chief Executive Officer and President      1992-Present
                              of System Energy and Entergy
                              Operations
                             Director of Entergy Arkansas, Entergy      1992-Present
                              Louisiana, Entergy Mississippi,
                              System Energy, System Fuels, and
                              Entergy Services
                             Director of Entergy Gulf States            1993-Present
                             Director of Entergy Operations             1990-Present
                             Director of GSG&T, Prudential Oil &        1994-Present
                              Gas, Southern Gulf Railway, and
                              Varibus Corporation
                             Senior Vice President and Chief            1993-1994
                              Nuclear Officer of Entergy
                              Corporation
                             Senior Vice President - Nuclear of         1990-1994
                              Entergy Arkansas
                             Senior Vice President - Nuclear of         1993-1994
                              Entergy Gulf States
                             Senior Vice President - Nuclear of         1992-1994
                              Entergy Louisiana
                             Director of Entergy New Orleans            1992-1994
                             Chief Executive Officer, President,        1997-Present
                              and Director of Entergy Nuclear,
                              Inc.
Gerald D. McInvale      54   Vice Chairman and Chief Financial          1997-1997
                              Officer of Entergy Corporation
                             Executive Vice President and Chief         1995-1997
                              Financial Officer of Entergy
                              Corporation, Entergy Services,
                              Entergy Arkansas, Entergy Gulf
                              States, Entergy Louisiana, Entergy
                              Mississippi, Entergy New Orleans,
                              System Energy, Entergy Enterprises,
                              Entergy Operations, System Fuels
                              Inc., Entergy Integrated Solutions,
                              Inc., GSG&T, Prudential Oil & Gas,
                              Southern Gulf Railway, and Varibus
                              Corporation
                             Executive Vice President, Chief            1996-1997
                              Financial Officer, and Director of
                              ETHC
                             Executive Vice President and Chief         1996-1997
                              Financial Officer of Entergy
                              Operations Services, Inc.
                             Senior Vice President, Treasurer, and      1994-1997
                              Director of Entergy Pakistan, Ltd.
                              and Entergy Power Asia, Ltd.
                             Senior Vice President, Treasurer, and      1993-1997
                              Director of EPDC and Entergy-
                              Richmond Power Corporation
                             Senior Vice President, Treasurer, and      1995-1997
                              Director of EP Edegel, Inc., Entergy
                              Power Development International
                              Corporation, Entergy Power Holding
                              II, Ltd., EPMC, Entergy Power
                              Operations Corporation, Entergy
                              Power Operations Holdings, Ltd.,
                              Entergy Power Operations Pakistan
                              LDC, Entergy Victoria LDC, Entergy
                              Victoria Holdings LDC, EPG Cayman
                              Holding I, EPG Cayman Holding II,
                              Entergy Power CBA Holding, Ltd., and
                              Entergy Power Edesur Holding, Ltd.
                             Senior Vice President, Treasurer, and      1996-1997
                              Director of Entergy Power
                              International Holdings Corporation
                             Senior Vice President, Treasurer, and      1993-1997
                              Director of Entergy Power
                             Senior Vice President and Director of      1996-1997
                              Entergy Mexico Ltd.
                             Senior Vice President and Treasurer        1996-1997
                              of Entergy Power Peru, S.A.
                             Director of Entergy Arkansas, Entergy      1995-1997
                              Gulf States, Entergy Louisiana,
                              Entergy Mississippi, Entergy New
                              Orleans, Entergy Services, System
                              Energy, Entergy Operations, GSG&T,
                              Prudential Oil & Gas, Southern Gulf
                              Railway, and Varibus Corporation
                             Director of System Fuels                   1992-1997
                             Director of Entergy Integrated             1993-1997
                              Solutions, Inc.
                             Director of Entergy Power                  1996-1997
                              International Corporation
                             Senior Vice President, Treasurer, and      1995-1996
                              Director of Entergy Edegel I, Inc.,
                              Entergy Power Holding I, Ltd., and
                              Entergy Yacyreta I, Inc.
                             Chairman of the Board of Entergy           1994-1995
                              Integrated Solutions, Inc.
                             Senior Vice President and Chief            1991-1995
                              Financial Officer of Entergy
                              Corporation, Entergy Arkansas,
                              Entergy Louisiana, Entergy
                              Mississippi, Entergy New Orleans,
                              System Energy, Entergy Operations,
                              Entergy Services, and Entergy
                              Enterprises
                             Senior Vice President and Chief            1993-1995
                              Financial Officer of Entergy Gulf
                              States
                             Senior Vice President and Chief            1994-1995
                              Financial Officer of System Fuels
                             Director and Acting Chief Operating        1994-1995
                              Officer of Entergy Enterprises
                             Treasurer of Entergy Enterprises           1992-1996
Michael G. Thompson     57   Senior Vice President and General          1992-Present
                              Counsel of Entergy Corporation and
                              Entergy Services
                             Senior Vice President,  General            1995-Present
                              Counsel, and Secretary of Entergy
                              Arkansas, Entergy Gulf States,
                              Entergy Louisiana, Entergy
                              Mississippi, and Entergy New Orleans
                             Senior Vice President - Law and            1992-Present
                              Secretary of Entergy Enterprises
                             Senior Vice President, Secretary, and      1994-Present
                              Director of Entergy Pakistan, Ltd.
                              and Entergy Power Asia, Ltd.
                             Senior Vice President, Secretary, and      1994-Present
                              Director of EPMC, Entergy Power
                              Operations Holdings, Ltd., and EP
                              Edegel, Inc.
                             Senior Vice President, Secretary, and      1995-1997
                              Director of Entergy Power
                              Development International
                              Corporation
                             Senior Vice President, Secretary, and      1995-Present
                              Director of Entergy Power Holding
                              II, Ltd., Entergy Power Operations
                              Corporation, and Entergy Power
                              Operations Pakistan LDC
                             Senior Vice President, Secretary, and      1996-Present
                              Director of Entergy Victoria LDC,
                              Entergy Victoria Holdings LDC, EPG
                              Cayman Holding I, EPG Cayman Holding
                              II, Entergy Power CBA Holding, Ltd.,
                              and Entergy Power Edesur Holding,
                              Ltd.
                             Senior Vice President, Secretary, and      1996-Present
                              Director of Entergy Power
                              International Holdings Corporation
                             Senior Vice President and Secretary        1997-Present
                              of Entergy London, Entergy London
                              Limited, Entergy Nuclear,  Inc.,
                              Entergy Technology Company, ETHC,
                              and Entergy Power Generation Corporation
                             Senior Vice President, Secretary, and      1997-Present
                              Director of Entergy Electric Asia,
                              Ltd., Entergy Power Kingsnorth
                              Ltd., and Entergy Power Chile, Inc.
                             Manager, Secretary, and Director of        1997-Present
                              Entergy Power Chile, S.A.
                             Director of Entergy Power Peru, S.A.       1997-Present
                             Senior Vice President, Secretary, and      1992-Present
                              Director of EPDC
                             Senior Vice President, Secretary and       1992-1997
                              Director of Entergy-Richmond Power
                              Corporation
                             Vice President, Secretary, and             1994-Present
                              Director of Entergy Power
                             Vice President of Entergy Integrated       1994-Present
                              Solutions, Inc.
                             Secretary of Entergy Integrated            1993-Present
                              Solutions, Inc.
                             Director of ETHC and Entergy               1997-Present
                              Technology Company
                             Secretary of Entergy Corporation           1994-Present
                             Director of Entergy Integrated             1992-1996
                              Solutions, Inc.
                             Director of Entergy Operations             1996-Present
                              Services, Inc., and Entergy Power
                              Generation Corporation
                             Secretary of Entergy Services              1996-Present
	     		     Senior Vice President, Chief Legal         1993-1994
                              Officer, Director,  and Secretary of
                              Entergy Power
                             Assistant Secretary of Entergy             1993-1994
                              Corporation
S. M. Henry Brown, Jr.  59   Vice President - Federal Governmental      1989-Present
                              Affairs of Entergy Corporation and
                              Entergy Services
William J. Regan, Jr.   51   Vice President of Entergy Services         1995-Present
                             Vice President and Treasurer of            1995-1998
                              Entergy Corporation, Entergy
                              Arkansas, Entergy Gulf States,
                              Entergy Louisiana, Entergy
                              Mississippi, Entergy New Orleans,
                              System Energy, Entergy Operations,
                              Entergy Services, System Fuels Inc.,
                              GSG&T, Prudential Oil & Gas,
                              Southern Gulf Railway, and Varibus
                              Corporation
                             Vice President and Treasurer of ETHC,      1996-1998
                              Entergy Operations Services, Inc.,
                              and Entergy Enterprises
                             Vice President and Treasurer of            1997-1998
                              Entergy Nuclear, Inc., Entergy
                              Technology Company, and Entergy
                              Integrated Solutions, Inc.
                             Vice President and Treasurer of            1997-1998
                              Entergy Electric Asia, Ltd.
                             Vice President and Treasurer of            1997-Present
                              Entergy Power Chile, Inc., Entergy Power
                              International Holdings Corporation,
                              Entergy Power Kingsnorth Ltd.,
                              Entergy Pakistan, Ltd., EP Edegel,
                              Inc., Entergy Power Chile, S.A.,
                              Entergy Power Asia, Inc. and Entergy
                              Power Generation Corporation
                             Vice President and Treasurer of            1996-Present
                              EPDC, EPMC, Entergy Power Operations
                              Corporation, Entergy Power, and
                              Entergy- Richmond Power Corporation
                             Treasurer of Entergy London Limited        1997-Present
                              and Entergy London
                             Treasurer of Entergy Mexico Ltd.           1996-Present
                             Senior Vice President and Corporate        1989-1995
                              Treasurer of United Services
                             Automobile Association
Louis E. Buck, Jr.      49   Vice President and Chief Accounting        1995-Present
                              Officer and Assistant Secretary of
                              Entergy Corporation, Entergy Arkansas,
                              Entergy Gulf States, Entergy Louisiana,
                              Entergy Mississippi, Entergy New Orleans,
                              System Energy, Entergy Operations,
                              and Entergy Services
                             Audit Controller of Entergy London         1997-Present
                              and Entergy London Limited
                             Assistant Secretary of Entergy             1995-Present
                              Arkansas, Entergy Gulf States,
                              Entergy Louisiana, Entergy
                              Mississippi, Entergy New Orleans,
                              Entergy Operations, and Entergy
                              Services
                             Director of Entergy Operations             1996-Present
                              Services, Inc.
                             Assistant Secretary of Entergy             1996-Present
                              Corporation and System Energy
                             Vice President and Chief Operating         1997-Present
                              Officer of Entergy International
                              Holdings Ltd., LLC, Entergy
                              International Ltd., LLC, Entergy
                              International Investments No. 1 LLC,
                              and Entergy International
                              Investments No. 2 LLC
                             Vice President and Chief Financial         1992-1995
                              Officer of North Carolina Electric
                              Membership Corporation
Michael B. Bemis (b)    50   Director and President of Entergy            1997-Present
                              London, Entergy London Limited,
                              London Electricity and CitiPower
                             Executive Vice President -                   1997-Present
                              International Retail Operations of
                              Entergy Corporation and Entergy
                              Services
                             Executive Vice President - Retail            1992-1997
                              Services and Director of Entergy
                              Arkansas, Entergy Louisiana, and
                              Entergy Mississippi
                             Executive Vice President - Retail            1996-1997
                              Services of Entergy Corporation
                             Executive Vice President - Retail            1993-1997
                              Services of Entergy Gulf States
                             Executive Vice President - Retail            1992-1997
                              Services of Entergy New Orleans
                             Director of Entergy Gulf States              1994-1997
                             Director of Entergy New Orleans              1992-1994
                             Director of System Fuels                     1992-1997
                             Director of Varibus Corporation,             1994-1997
                              Prudential Oil & Gas, Inc., GSG&T,
                              and Southern Gulf Railway Company
                             Director of Entergy Services and             1996-Present
                              Entergy Integrated Solutions, Inc.
                             Director of Entergy Enterprises              1996-1997
Frank F. Gallaher       52   Group President and Chief Utility            1997-Present
                              Operating Officer of  Entergy
                              Corporation and Entergy Services
                             Director, Group President and Chief          1997-Present
                              Utility Operating Officer of Entergy
                              Arkansas, Entergy Louisiana, and Entergy
                              Mississippi
			     Group President and Chief Utility            1997-Present
                              Operating Officer of Entergy New Orleans
                             Group President and Chief Utility            1997-Present
                              Operating Officer of Entergy Gulf
                              States
                             Executive Vice President of                  1996-1997
                              Operations of  Entergy Corporation
                             Chairman of the Board of System Fuels        1992-Present
                             Chairman of the Board and Director of        1993-Present
                              Varibus Corporation, Prudential Oil
                              & Gas, Inc., GSG&T, and Southern
                              Gulf Railway Company
                             Chairman of the Board and Director of        1996-Present
                              Entergy Operations Services, Inc.
                             Executive Vice President - Operations        1993-1997
                              of Entergy Arkansas, Entergy
                              Louisiana, Entergy Mississippi,
                              Entergy New Orleans, and Entergy
                              Services
                             President of Entergy Gulf States             1994-1996
                             Director of Entergy Gulf States              1993-Present
                             Director of Entergy Services and             1992-Present
                              System Fuels
                             Senior Vice President - Fossil               1992-1993
                              Operations of Entergy Arkansas,
                              Entergy Louisiana, Entergy
                              Mississippi, Entergy New Orleans,
                              and Entergy Services
 Naomi A. Nakagama      32   Senior Vice President-Finance and Treasurer  1998-Present
                              of Entergy Corporation
                             Senior Vice President and Treasurer of       1998-Present
		              Entergy Enterprises and Entergy
                              Integrated Solutions, Inc.
                             Vice President, Treasurer and Director       1998-Present
                              of Entergy Electric Asia, Ltd.
                             Vice President and Sector Manager of         1990-1997
                              Banque Nationale de Paris (financial
                              institution)

(a) Mr. Lupberger is a director of First Commerce Corporation, New Orleans, LA, International Shipholding Corporation, New Orleans, LA, and First National Bank of Commerce, New Orleans, LA.

(b) Mr. Bemis is an advisory director of Deposit Guaranty National Bank, Jackson, MS.

      Each officer of Entergy Corporation is elected yearly by the Board of Directors.

      Directorships shown in footnotes (a) and (b) above are generally limited to entities subject to Section 12 or 15(d) of the Securities and Exchange Act of 1934 or to the Investment Company Act of 1940.


                                  PART II

Item  5.    Market  for Registrants' Common Equity and Related  Stockholder
Matters

Entergy Corporation

     The shares of Entergy Corporation's common stock are listed on the New York Stock, Chicago Stock, and Pacific Exchanges.

     The high and low prices of Entergy Corporation's common stock for each quarterly period in 1997 and 1996 were as follows:

                               1997                    1996
                          High        Low          High       Low
                                       (In Dollars)

      First              28 3/8       24          30 3/8     26 3/8
      Second             27 1/2       22 3/8      28 1/2     25 1/4
      Third              28           24 1/16     28 5/8     24 7/8
      Fourth             30 1/4       23          29         26 3/4

      Dividends of 45 cents per share were paid on Entergy Corporation's common stock in each of the quarters of 1997 and 1996.

      As of February 28, 1998, there were 88,685 stockholders of record of Entergy Corporation.

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

Entergy   Arkansas,   Entergy  Gulf  States,  Entergy  Louisiana,   Entergy
Mississippi, Entergy New Orleans, System Energy, and Entergy London

      There is no market for the common stock of Entergy Corporation's wholly owned subsidiaries. Cash dividends on common stock paid by the subsidiaries to Entergy Corporation during 1997 and 1996, were as follows:

                                1997            1996
                                   (In Millions)

Entergy Arkansas               $128.6          $142.8
Entergy Gulf States            $ 77.2            --
Entergy Louisiana              $145.4          $179.2
Entergy Mississippi            $ 59.2          $ 79.9
Entergy New Orleans            $ 26.0          $ 34.0
System Energy                  $113.8          $112.5
Entergy London                  --              --
Entergy S.A.                    --             $  0.7
Entergy Transener S.A.          --             $  1.7
Entergy Argentina S.A.          --             $  0.3
Entergy Argentina S.A. Ltd.     --             $  3.1

      In January and February 1998, Entergy Corporation received common stock dividend payments from its subsidiaries totaling $103.9 million. For information with respect to restrictions that limit the ability of System Energy, the domestic utility companies and Entergy London to pay dividends, see Note 8. In order to improve its capital structure, Entergy Gulf States ceased paying common stock dividends after the third quarter of 1994. However, such dividends were resumed in the third quarter of 1997. (See "Management's Financial Discussion and Analysis - Liquidity and Capital Resources.")

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

      Entergy Louisiana. Refer to information under the heading "ENTERGY LOUISIANA, INC. SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON."

      Entergy Mississippi. Refer to information under the heading "ENTERGY MISSISSIPPI, INC. SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON."

      Entergy New Orleans. Refer to information under the heading "ENTERGY NEW ORLEANS, INC. SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON."

      System Energy. Refer to information under the heading "SYSTEM ENERGY RESOURCES, INC. SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON."

      Entergy London (Successor Company). Refer to information under the headings "ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY SELECTED FINANCIAL DATA" AND "LONDON ELECTRICITY PLC AND SUBSIDIARIES SELECTED FINANCIAL DATA
- FOUR-YEAR COMPARISON."

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

      Entergy London (Successor Company). Refer to information under the headings "ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS" AND "LONDON ELECTRICITY PLC AND SUBSIDIARIES MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - RESULTS OF OPERATIONS."

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Entergy Corporation and Subsidiaries.  Refer to information under the
heading   "ENTERGY  CORPORATION  AND  SUBSIDIARIES  MANAGEMENT'S  FINANCIAL
DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS."


Item 8.   Financial Statements and Supplementary Data.

                       INDEX TO FINANCIAL STATEMENTS

Entergy Corporation and Subsidiaries:
  Report of Management                                                 46
  Audit Committee Chairperson's Letter                                 47
  Management's Financial Discussion and Analysis                       48
  Report of Independent Accountants                                    62
  Management's Financial Discussion and Analysis                       63
  Statements of Consolidated Income For the Years Ended December 31,   67
   1997, 1996, and 1995
  Statements of Consolidated Cash Flows For the Years Ended December   68
   31, 1997, 1996, and 1995
  Consolidated Balance Sheets, December 31, 1997 and 1996              70
  Statements of Consolidated Retained Earnings and Paid-In Capital     72
   for the Years Ended December 31, 1997, 1996, and 1995
  Selected Financial Data - Five-Year Comparison                       73
Entergy Arkansas, Inc.:
  Report of Independent Accountants                                    75
  Management's Financial Discussion and Analysis                       76
  Statements of Income For the Years Ended December 31, 1997, 1996,    78
   and 1995
  Statements of Cash Flows For the Years Ended December 31, 1997,      79
   1996, and 1995
  Balance Sheets, December 31, 1997 and 1996                           80
  Statements of Retained Earnings for the Years Ended December 31,     82
   1997, 1996, and 1995
  Selected Financial Data - Five-Year Comparison                       83
Entergy Gulf States, Inc.:
  Report of Independent Accountants                                    85
  Management's Financial Discussion and Analysis                       86
  Statements of Income (Loss) For the Years Ended December 31, 1997,   88
   1996, and 1995
  Statements of Cash Flows For the Years Ended December 31, 1997,      89
   1996, and 1995
  Balance Sheets, December 31, 1997 and 1996                           90
  Statements of Retained Earnings for the Years Ended December 31,     92
   1997, 1996, and 1995
  Selected Financial Data - Five-Year Comparison                       93
Entergy Louisiana, Inc.:
  Report of Independent Accountants                                    95
  Management's Financial Discussion and Analysis                       96
  Statements of Income For the Years Ended December 31, 1997, 1996,    98
   and 1995
  Statements of Cash Flows For the Years Ended December 31, 1997,      99
   1996, and 1995
  Balance Sheets, December 31, 1997 and 1996                          100
  Statements of Retained Earnings for the Years Ended December 31,    102
   1997, 1996, and 1995
  Selected Financial Data - Five-Year Comparison                      103
Entergy Mississippi, Inc.:
  Report of Independent Accountants                                   105
  Management's Financial Discussion and Analysis                      106
  Statements of Income For the Years Ended December 31, 1997, 1996,   108
   and 1995
  Statements of Cash Flows For the Years Ended December 31, 1997,     109
   1996, and 1995
  Balance Sheets, December 31, 1997 and 1996                          110
  Statements of Retained Earnings for the Years Ended December 31,    112
   1997, 1996, and 1995
  Selected Financial Data - Five-Year Comparison                      113
Entergy New Orleans, Inc.:
  Report of Independent Accountants                                   115
  Management's Financial Discussion and Analysis                      116
  Statements of Income For the Years Ended December 31, 1997, 1996,   118
   and 1995
  Statements of Cash Flows For the Years Ended December 31, 1997,     119
   1996, and 1995
  Balance Sheets, December 31, 1997 and 1996                          120
  Statements of Retained Earnings for the Years Ended December 31,    122
   1997, 1996, and 1995
  Selected Financial Data - Five-Year Comparison                      123
System Energy Resources, Inc.:
  Report of Independent Accountants                                   124
  Management's Financial Discussion and Analysis                      125
  Statements of Income For the Years Ended December 31, 1997, 1996,   126
   and 1995
  Statements of Cash Flows For the Years Ended December 31, 1997,     127
   1996, and 1995
  Balance Sheets, December 31, 1997 and 1996                          128
  Statements of Retained Earnings for the Years Ended December 31,    130
   1997, 1996, and 1995
  Selected Financial Data - Five-Year Comparison                      131
Entergy London Investments plc and Subsidiary (Successor Company):
  Report of Independent Accountants                                   132
  Management's Financial Discussion and Analysis                      133
  Consolidated Statement of Loss For the Year Ended December 31, 1997 138 Consolidated Statement of Cash Flows For the Year Ended December 139
   31, 1997
  Consolidated Balance Sheet, December 31, 1997                       140
  Consolidated Statement of Changes in Shareholder's Equity for the   142
   Year Ended December 31, 1997
  Selected Financial Data                                             143
Notes to Financial Statements for Entergy Corporation and             144
  Subsidiaries
London Electricity plc (Predecessor Company):
  Report of Independent Accountants                                   201
  Management's Financial Discussion and Analysis                      202
  Consolidated Statement of Operations For the Period from April 1,   206
   1996 to January 31, 1997 and the Year Ended March 31, 1996 Consolidated Statement of Cash Flows For the Period from April 1, 207
   1996 to January 31, 1997 and the Year Ended March 31, 1996
  Consolidated Balance Sheet, March 31, 1996                          208
  Consolidated Statement of Changes in Shareholder's Equity for the   210
   Period from April 1, 1996 to January 31, 1997 and the Year Ended
   March 31, 1996
  Selected Financial Data - Four-Year Comparison                      211
  Notes to Financial Statements                                       212

                   ENTERGY CORPORATION AND SUBSIDIARIES

                           REPORT OF MANAGEMENT


      The management of Entergy Corporation and subsidiaries has prepared and is responsible for the financial statements and related financial information included herein. The financial statements are based on generally accepted accounting principles in the United States. Financial information included elsewhere in this report is consistent with the financial statements.

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


/s/ Ed Lupberger				   /s/ Louis E. Buck

ED LUPBERGER                                         LOUIS E. BUCK
Chairman of the Board and Chief             Vice President, Chief Accounting
Executive Officer of Entergy                Officer and Assistant Secretary
Corporation, Entergy Arkansas,              (Principal Accounting Officer)
Entergy Gulf States, Entergy Louisiana,
Entergy Mississippi, Entergy New Orleans, and Entergy London



/s/ Donald C. Hintz

DONALD C. HINTZ
President and Chief Executive Officer of System Energy

                   ENTERGY CORPORATION AND SUBSIDIARIES

                   AUDIT COMMITTEE CHAIRPERSON'S LETTER


      The Entergy Corporation Board of Directors' Audit Committee is comprised of five directors who are not officers of Entergy Corporation:
Dr. Paul W. Murrill, Chairperson, Lucie J. Fjeldstad, James R. Nichols, Eugene H. Owen, and Bismark A. Steinhagen. The committee held three meetings during 1997.

     The Audit Committee oversees Entergy Corporation's financial reporting process on behalf of the Board of Directors and provides reasonable assurance to the Board that sufficient operating, accounting, and financial controls are in existence and are adequately reviewed by programs of internal and external audits.

     The Audit Committee discussed with Entergy's internal auditors and the independent public accountants (Coopers & Lybrand L.L.P.) the overall scope and specific plans for their respective audits, as well as Entergy Corporation's financial statements and the adequacy of Entergy Corporation's internal controls. The committee met, together and separately, with Entergy's internal auditors and independent public accountants, without management present, to discuss the results of their audits, their evaluation of Entergy Corporation's internal controls, and the overall quality of Entergy Corporation's financial reporting. The meetings were designed to facilitate and encourage private communication between the committee and the internal auditors and independent public accountants.




				   /s/ Dr. Paul W. Murrill

                                   DR. PAUL W. MURRILL
                                   Chairperson, Audit Committee

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

      Net cash flow from operations for Entergy, the domestic utility companies and System Energy for the years ended December 31, 1997, 1996, and 1995, and for Entergy London for the year ended December 31, 1997, was as follows:

                                1997      1996    1995
                                      (In Millions)

       Entergy                  $1,725   $1,528   $1,504
       Entergy Arkansas         $  434   $  377   $  338
       Entergy Gulf States      $  466   $  322   $  401
       Entergy Louisiana        $  341   $  352   $  385
       Entergy Mississippi      $  159   $  182   $  185
       Entergy New Orleans      $   49   $   44   $   99
       System Energy            $  278   $  287   $   96
       Entergy London           $   51     N/A     N/A

      The  positive  cash  flow from operations for  the  domestic  utility companies results from continued efforts to streamline operations and to reduce costs, as well as from collections under rate phase-in plans that exceed current cash requirements for the related costs. In the income statement, these revenue collections are offset by the amortization of previously deferred costs; thus, there is no effect on net income. These phase-in plans will continue to contribute to Entergy's cash position in the immediate future. Specifically, the Grand Gulf 1 phase-in plans will expire in September 1998 for Entergy Arkansas and Entergy Mississippi, and in 2001 for Entergy New Orleans. Entergy Gulf States' phase-in plan for River Bend expired in February 1998, and Entergy Louisiana's phase-in plan for Waterford 3 expired in June 1997. Competitive growth businesses contributed $104 million to Entergy Corporation's cash flow from operations in 1997. In accordance with the purchase method of accounting, London Electricity's results of operations are not included in Entergy Corporation and Subsidiaries' Statements of Consolidated Cash Flows prior to February 1, 1997, the effective date of the acquisition of London Electricity.

Financing Sources

      As discussed in Note 13, Entergy London acquired London Electricity for $2.1 billion in February 1997. The acquisition was financed with $1.7 billion of debt that is non-recourse to Entergy Corporation, and $392 million of equity provided by Entergy Corporation from available cash and borrowings under its $300 million line of credit. Entergy London refinanced a portion of this debt during the fourth quarter of 1997 through the issuance of $300 million of quarterly income preferred securities. Subsequent to the refinancing, the debt is now an obligation of Entergy UK Limited, an indirect, wholly-owned subsidiary of Entergy Corporation. However, the obligation is reflected in the financial statements of Entergy London, because the facility is guaranteed by Entergy London, Entergy UK Limited's indirect, wholly-owned subsidiary. Entergy London recognizes the interest expense associated with this debt in its financial statements, with a credit to shareholder's equity for the same amount. This credit to shareholder's equity offsets dividends as they are declared from Entergy London to Entergy UK Limited. These dividends are the funding mechanism for Entergy UK Limited to service this debt. Management intends to declare future dividends from Entergy London to enable Entergy UK Limited to continue to service this debt.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES

     London Electricity is Entergy London's sole investment and only asset. Entergy London is therefore dependent upon dividends from London Electricity for all of its cash flow. In addition to London Electricity's cash flow from operations, Entergy London has other primary sources of liquidity including London Electricity's several uncommitted credit lines provided by banking institutions, and London Electricity's commercial paper program. In addition, London Electricity intends to use availability under existing facilities, or replacements thereof, to finance its remaining payment of windfall profits taxes in December 1998, which will total approximately $117 million (approximately BPS70 million).

      Management believes that cash flow from operations, together with Entergy London's existing sources of credit and the restructuring of its credit facilities in November 1997, will result in sufficient financial resources being available to meet Entergy London's projected capital needs and other expenditure requirements for the foreseeable future. London Electricity has represented to the Regulator, in connection with its PES license, that it will use all reasonable endeavors to maintain an investment grade rating on its long-term debt.

      Entergy Mississippi issued a series of general and refunding mortgage bonds in June 1997 totaling $65 million, the proceeds of which were used to meet a scheduled July 1, 1997 debt maturity. Excluding the London Electricity investment and the Entergy Mississippi bond issuance, cash from operations, supplemented by cash on hand, was sufficient to meet substantially all investing and financing requirements of the domestic utility companies, System Energy, and Entergy London, including capital expenditures, dividends, and debt/preferred stock maturities during 1997.

      Entergy's domestic utility companies other than Entergy Mississippi have been able to fund their capital requirements with cash from operations as discussed above in "Cash Flow." Should additional cash be needed to fund investments or to retire debt, the domestic utility companies and System Energy each have the ability, subject to regulatory approval and compliance with issuance tests, to issue debt or preferred securities to meet such requirements. In addition, to the extent market conditions and interest and dividend rates allow, the domestic utility companies, System Energy, and Entergy London will continue to refinance and/or redeem higher cost debt and preferred stock prior to maturity. See Note 10 for a discussion of the refinancing by Entergy Louisiana. Entergy's domestic utility companies and Entergy London may continue to establish special purpose trusts or limited partnerships as financing subsidiaries for the purpose of issuing quarterly income preferred securities, such as those issued in 1996 by Entergy Louisiana Capital I and Entergy Arkansas Capital I, and those issued in 1997 by Entergy Gulf States Capital I and Entergy London Capital L.P. Entergy Corporation, the domestic utility companies, System Energy, and Entergy London also have the ability to effect short-term borrowings. See Notes 4, 5, 6, 7, and 9 for additional information on Entergy's capital and refinancing requirements in 1998-2002 and available lines of credit.

Financing Uses

      Management believes that productive investment by Entergy is integral to enhancing the long-term value of its common stock. Entergy has been expanding its investments in business opportunities overseas as well as in the United States. As of December 31, 1997, Entergy had acquired or participated in foreign electric ventures in Australia, Argentina, Chile, China, Pakistan, Peru, and the UK and had acquired several telecommunications-based businesses in the United States. The ability of Entergy Corporation to provide additional capital to exempt wholesale generators or foreign utility companies currently is subject to the SEC's regulations under PUHCA. Absent SEC approval, these regulations limit the aggregate amount that Entergy may invest in foreign utility companies and exempt wholesale generators to 50% of consolidated retained earnings at the time an investment is made. As of November 1997, Entergy Corporation no longer had capacity to make additional investments under these regulations without SEC approval. Entergy has applied to the SEC to obtain additional authority to make such investments, and is also exploring means of raising capital for other foreign investments in a manner not inconsistent with these regulations. As of December 31, 1997, Entergy Corporation had a net investment of $1.3 billion in equity capital in competitive growth businesses. See Note 13 for a discussion of Entergy London's acquisition of London Electricity effective February 1, 1997.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


     To make capital investments, fund its subsidiaries, and pay dividends, Entergy Corporation will utilize internally generated funds, cash on hand, funds available under its bank credit facilities, funds received from its dividend reinvestment and stock purchase plan, and bank financings, as required. See Note 5 for information regarding proceeds from the issuance of common stock under Entergy Corporation's dividend reinvestment and stock purchase plan during 1997. See Note 9 for a discussion of capital requirements. Entergy Corporation receives funds through dividend payments from its subsidiaries. During 1997, such dividend payments from subsidiaries totaled $550.2 million. Entergy Gulf States resumed paying common stock dividends in the third quarter of 1997. In 1997, Entergy Corporation paid $438 million of cash dividends on its common stock. Declarations of dividends on Entergy's common stock are made at the discretion of its Board of Directors. See Note 8 for information on dividend restrictions.

      Entergy London's primary need for liquidity is to pay interest on its debt, and management believes that it will receive sufficient dividends from London Electricity to make such payments. Entergy London believes that London Electricity will be able to distribute all cash flow generated in excess of amounts necessary for London Electricity to conduct its business in compliance with its PES License.

Entergy Corporation and Entergy Gulf States

      See Notes 2 and 9 regarding River Bend and Cajun litigation. During the fourth quarter of 1997, Entergy Gulf States established reserves of $381 million ($227 million net of tax) for the probable effects of the agreement in principle as discussed in Note 2. Final resolution of these matters could negatively affect Entergy Gulf States' ability to obtain financing, which in turn could affect Entergy Gulf States' liquidity and ability to pay common stock dividends to Entergy Corporation. See Note 2 for information related to the proposed agreement in principle between the parties to the Entergy Gulf States rate proceedings in Texas.

Entergy Corporation and System Energy

      Under the Capital Funds Agreement, Entergy Corporation has agreed to supply System Energy with sufficient capital to maintain System Energy's equity capital at a minimum of 35% of its total capitalization (excluding short-term debt), to permit the continued commercial operation of Grand Gulf 1, and to pay in full all indebtedness for borrowed money of System Energy when due. In addition, under supplements to the Capital Funds Agreement assigning System Energy's rights thereunder as security for specific debt of System Energy, Entergy Corporation has committed to make cash capital contributions, if required, to enable System Energy to make payments on such debt when due. The Capital Funds Agreement may be terminated by the parties thereto, subject to consent of certain creditors.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


Domestic Competition and Industry Challenges

      The  electric  utility  industry  traditionally  has  operated  as  a regulated monopoly in which there was little opportunity for direct competition in the provision of electric service. The industry is now undergoing a transition to an environment of increased retail and wholesale competition. The causes of the movement toward competition are numerous and complex. They include legislative and regulatory changes, technological advances, consumer demands, relative cost and availability of natural gas and other fuels, environmental regulations, and other factors. The increasingly competitive environment presents opportunities to compete for new customers, as well as the risk of loss of existing customers. The following issues have been identified by Entergy as its major competitive challenges.

Open Access Transmission

      In response to FERC Order No. 888, which was issued in 1996 and requires that all public utilities subject to FERC jurisdiction provide comparable wholesale transmission access through the filing of a single open access tariff, Entergy Services filed on behalf of the domestic utility companies a request for clarification and rehearing of the following four issues: (i) the special nature and treatment of stranded nuclear decommissioning costs; (ii) the reciprocity rules applicable to rural electric cooperatives; (iii) the functional unbundling requirements for registered holding companies; and (iv) the nature of network service. The request for rehearing remains pending.

      FERC also issued Order No. 889 in 1996, prescribing the requirements and procedures for the implementation and maintenance of an open access same-time information system by each public utility. In addition, FERC issued a notice of proposed rulemaking concerning capacity reservation tariffs as the next phase of its efforts to promote wholesale competition. In July 1996, Entergy Services filed an open access pro forma tariff on behalf of the domestic utility companies.

      In September 1996, FERC issued an order revising the original requirement that open access same-time information service sites and standards of conduct be in place for all transmission providers by November 1, 1996. FERC scheduled the operation of open access same-time information service sites to begin on a test basis in December 1996, with full commercial operation and compliance with the standards of conduct beginning in January 1997. In January 1997, Entergy Services filed its standards of conduct with FERC and an open access same-time information site was established. In July 1997, Entergy Services filed its wholesale transmission open access compliance tariff incorporating the requirements of FERC Order No. 888-A.

Transition to Competition Filings

      Entergy has initiated discussions with its state and local regulators regarding an orderly transition to a more competitive market for electricity. As discussed in more detail in Note 2, each of the domestic utility companies made filings in 1996 or 1997 with their respective state or local regulators concerning the transition to competition. These filings called for the accelerated recovery of the companies' nuclear investment and nuclear-related purchase obligations over a seven-year period and for the protection of certain classes of ratepayers from possibly unfairly bearing the burden of cost shifting which may result from competition. The majority of the domestic utility companies' current net investment in nuclear generation shown in Note 1 was included in the proposals for accelerated recovery filed with state and local regulators.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


Retail and Wholesale Rate Issues

      The retail regulatory philosophy is shifting in some jurisdictions from traditional cost-of-service regulation to incentive-rate regulation. Incentive and performance-based rate plans encourage efficiencies and productivity while permitting utilities and their customers to share in the results. Entergy Mississippi and Entergy Louisiana have implemented incentive-rate plans, although Entergy Louisiana's plan has now expired.

      Several of the domestic utility companies have recently been ordered to grant base rate reductions and have refunded or credited customers for previous overcollections of rates. The continuing pattern of rate reductions reflects both lower costs of service ordered by regulators and the competitive environment in which the domestic utilities operate. See
Note 2 for additional discussion of rate reductions and incentive-rate regulation, as well as a proposed System Energy rate increase.

Legislative Activity

     Retail wheeling is the transmission and/or distribution by an electric utility of energy produced by another entity over the utility's transmission and distribution system to a retail customer in the electric utility's area of service. California, Rhode Island, New Hampshire, Massachusetts, Montana, Oklahoma, Illinois, and Pennsylvania, among others, have begun the restructuring of the utility industry within their respective states. Most other states have initiated studies of industry restructuring. Included in many of these restructuring plans and studies are provisions or proposals allowing utilities to have a reasonable opportunity to recover investments in utility plant that have previously been determined to be prudently incurred. However, some states have not allowed full recovery of such investments. Within the areas served by the domestic utility companies, formal proceedings to study retail competition/industry restructuring are being conducted by the LPSC, the MPSC, the PUCT, and the Council.

      A number of bills have been introduced in the U.S. Congress calling for deregulation of the electric power industry. Included among these are some that would amend or repeal PUHCA and/or PURPA. These bills generally have provisions that would give consumers the ability to choose their own electricity service provider. The Energy and Power Subcommittee of the Commerce Committee of the U.S. House of Representatives held hearings on this issue in October 1997, at which it was agreed that a consensus approach to electricity deregulation was needed. However, no agreement has been reached as to a specific approach.

      Entergy Gulf States was an active participant in discussions aimed at developing legislation relating to electric utility industry restructuring and competition in the Texas Legislature. However, no such legislation was passed before the Legislature adjourned in June 1997. The legislature will not reconvene until January 1999, by which time Entergy Gulf States expects that the PUCT will have acted on the transition to competition filing of Entergy Gulf States.

      The Arkansas Senate has passed a resolution requesting a study of the impact of electric utility industry competition on the citizens of Arkansas, the electric utility industry, and the regulatory authority of the APSC. This study, to be performed by a joint legislative committee of the Arkansas General Assembly, began in December 1997, and is expected to conclude prior to the 1999 legislative session.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


      The SEC issued Rule 58 under PUHCA, which became effective on March 22, 1997, permitting registered public utility holding companies such as Entergy to enter into an array of energy-related businesses for which specific approval had previously been required. These businesses include, among other things, management, operations and maintenance contracting for energy-related facilities, energy efficiency contracting, and the sale and servicing of a range of electric appliances and equipment. EPMC and Entergy Holdings, Inc., wholly-owned subsidiaries of Entergy, now operate pursuant to Rule 58. EPMC terminated its EWG status shortly after Rule 58 became effective.

Municipalization

      In some areas of the country, municipalities whose residents are served at retail by investor-owned utilities are exploring the possibility of establishing new electric distribution systems, or extending existing ones. In some cases, municipalities are also seeking new delivery points in order to serve retail customers, especially large industrial customers, that currently receive service from an investor-owned utility. Where successful, the establishment of a municipal system or the acquisition by a municipal system of a utility's customers could result in the utility's inability to recover costs that it has incurred for the purpose of serving those customers.

Industry Consolidation

      Another factor in the transition to competition nationwide is the continuing and accelerating trend of utility mergers and joint ventures. A significant trend over the last several years has been the combination of electric utilities and gas pipeline and/or distribution companies. Such mergers and joint ventures for the same purpose are expected to continue.

Functional Unbundling

      An additional trend is the unbundling of traditional utility functions. In some areas of the country, utilities have either sold or are attempting to sell all or a substantial portion of their generation assets and will become, in large part, suppliers of transmission and/or distribution services only.

Effects of Alternate Energy Sources on Retail Electric Sales to Industrial and Large Commercial Customers

     Many industrial and large commercial customers of the domestic utility companies have energy intensive needs. These customers are exploring available energy alternatives such as fuel switching, cogeneration, self-generation, production shifting, and efficiency measures in an effort to reduce their energy costs. To the extent that customers avail themselves of these options, the domestic utility companies may suffer a loss of load.

      Recognizing the options that customers might pursue, the domestic utility companies, in particular, Entergy Gulf States and Entergy Louisiana, have negotiated electric service contracts with large industrial and commercial customers for the purpose of retaining the load represented by these customers. Electric service under such agreements may be provided at tariffed rates lower than would otherwise be applicable. While the results of operations of the domestic utility companies have not thus far been materially adversely affected as a result of the negotiation of retail electric service agreements with industrial and large commercial customers, this has been due in large measure to the utilities' success in reducing costs, overall load growth, increasing sales to all customer classes, and the regulatory treatment accorded to negotiated electric service agreements. In view of the likelihood of increased competition in the electric utility business in the future, there can be no assurance that at risk industrial and large commercial customers will continue to be retained by the domestic utility companies.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS

      In 1995, Entergy Louisiana received separate notices from two large industrial customers that they were proceeding with proposed cogeneration projects for the purpose of fulfilling their future electric energy needs. In 1997, net income decreased by approximately $6 million and sales declined by 1,662 megawatt hours from the prior year, as a result of these customers proceeding with their proposed cogeneration projects. These customers will continue to purchase energy from Entergy Louisiana, but at a reduced level.

Change in Contract with Steam Customer

      In 1996, Entergy Gulf States entered into agreements concerning a steam generating station that historically had been dedicated to providing steam and cogenerated electricity for a large industrial customer. Under these agreements, the generating facility was leased to the customer, but Entergy Gulf States continues to operate the facility. The customer is spending approximately $190 million to make major improvements to the facility, including a new 150 MW gas turbine generator. As a result of these agreements, which were entered into with the expectation that the customer otherwise would terminate its contracts with Entergy Gulf States and construct its own generating facilities, Entergy Gulf States' revenues from this customer are being reduced by approximately $33 million annually from the 1996 level of revenues, beginning in August 1997, and Entergy Gulf States' net income is being reduced by approximately $15 million annually. Revenue from this customer amounted to $44 million and $59 million in 1997 and 1996, respectively.

Domestic and Foreign Competitive Growth Businesses

       Entergy Corporation seeks opportunities to expand its foreign businesses and its domestic businesses that are not regulated by state and local regulatory authorities. Such business ventures currently include power development and operations and retail services related to the utility business. Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" for a discussion of Entergy Corporation's 1997 investments in domestic and foreign nonregulated businesses. These investments may involve a greater risk than domestically regulated utility enterprises. In 1997, Entergy Corporation's competitive growth businesses reduced consolidated net income by approximately $139 million principally due to the impact of a windfall profits tax in the UK, which was partially offset by a reduction in the UK corporation tax rate, as discussed in more detail below in "Windfall Profits Tax". Excluding the impact of these and other non-recurring items, the competitive growth businesses contributed $51 million to consolidated net income during 1997.

     In an effort to expand into new energy-related businesses, Entergy has begun to commercialize the fiber optic telecommunications network that connects its facilities and supports its internal business needs. Entergy provides long-haul fiber optic capacity to major telecommunications carriers which, in turn, market that service to third parties. The Telecommunications Act of 1996 permits a company such as Entergy to market such a service, subject to state and local regulatory approval. This law contains an exemption from PUHCA that will permit registered utility holding companies to form and capitalize subsidiaries to engage in telephone, telecommunications, and information service businesses without SEC approval. However, the law requires that such telecommunications subsidiaries file for exemption from regulation with the Federal Communications Commission, and that they not engage in transactions with utility affiliates within their holding company systems or acquire utility affiliates' rate-based property without state or local regulatory approval.

     EPMC, which was created in 1995 to become a buyer and seller of electric energy and generating fuels, operates pursuant to Rule 58 under PUHCA. In February 1996, FERC approved sales of electricity by EPMC at market-based rates. Such approval allows EPMC to provide wholesale customers with a variety of services, including physical trading. An application before the SEC seeking additional authority for EPMC to purchase and sell derivative contracts relating to electricity, gas, and fuels was approved in January 1998.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS

      On December 18, 1996, Entergy made a formal cash offer to acquire London Electricity for $2.1 billion. London Electricity is an REC serving approximately two million customers in the metropolitan area of London, England. The offer was approved by authorities in the UK and was made unconditional on February 7, 1997. Entergy subsequently gained control of 100% of the common shares of London Electricity. The acquisition was financed with $1.7 billion of debt that is non-recourse to Entergy Corporation, and $392 million of equity provided by Entergy Corporation from available cash and borrowings under its $300 million line of credit, which has since been refinanced (see Note 7). Entergy has accounted for the transaction as a purchase and accordingly has included the results of London Electricity in its consolidated results of operations effective February 1, 1997.

      Through its London Electricity acquisition, Entergy expects to gain valuable experience in the deregulated UK electricity market, in anticipation of the deregulation of the electricity market in the United States. London Electricity has already experienced seven years of a partially competitive supply environment and expects to be in a fully competitive supply market beginning in late 1998. In conjunction with the acquisition of London Electricity, Entergy established an international retail operations group to coordinate retail electric operations in the UK, Australia, and Argentina.

      In September 1997, EPDC acquired KPL for $67 million. KPL owns land in Southeast England and certain rights to build a power station. The acquisition of KPL was financed by borrowings under a BPS50 million ($82 million) credit facility with an international bank, which has since been increased to BPS100 million ($165 million). In early October 1997, EPDC announced construction of a 770 MW combined cycle gas turbine merchant power plant on the KPL site to be known as Damhead Creek. Construction is scheduled to begin in April 1998, at an estimated cost of $625 million. The target date for commercial operation is the second quarter of 2000. Financing and other project requirements are currently in the final stages of development

     In December 1997, SCC, a wholly-owned subsidiary of EPDC, entered into a BPS646 million ($1.07 billion) nonrecourse credit facility with an international bank group for the construction of 1,200 MW gas-fired power plant in Hull, England. The power plant will sell power into the UK power pool at prices established by the market. SCC entered into a lump-sum contract to build the power plant with a major international contractor. SCC has also entered into a series of contracts including a long-term ground lease for the site, a long-term gas supply agreement including take-or-pay obligations, and a long-term power supply with the industrial host. In connection with an equity contribution obligation to SCC, EPDC provided a BPS48 million ($79 million) letter of credit under a BPS100 million ($165 million) revolving credit facility. Entergy Corporation has issued a $170 million guaranty of EPDC's obligations under the revolving credit facility. The total cost of this project currently is estimated to be approximately $875 million and the project is expected to be operational by January 2000.

      In 1997, Entergy continued to expand and diversify its domestic and foreign businesses. Such efforts included the formation of a joint venture (Entergy Hyperion Telecommunications) to offer competitive local access telephone services to business customers in the metropolitan areas of Little Rock, Arkansas, Jackson, Mississippi, and Baton Rouge, Louisiana. Entergy Nuclear, Inc., a wholly-owned subsidiary of Entergy Enterprises, entered into an agreement to provide management services for initial decommissioning activities (through September 30, 1998) at the Maine Yankee nuclear plant, owned by the Maine Yankee Atomic Power Company, whose board of directors announced in August 1997 the permanent closure of the plant.

      Entergy also continued its expansion into the electronic security service field in 1997 through the acquisition by Entergy Security Company (a wholly-owned subsidiary of ETHC) of the Ranger American group of companies, a leading provider of electronic security services in the largest cities in Texas and in Atlanta, Georgia, which has approximately 140,000 customers and annual revenues of approximately $53 million. The aggregate purchase price (comprised of Entergy common stock and cash) was approximately $61 million.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS

      As a part of its efforts to reposition itself in the evolving international power market, Entergy sold all or part of its interests in various power development projects for proceeds of $64 million, realizing after-tax gains of $17.6 million. Entergy Power Chile, S.A., an indirect wholly-owned subsidiary of Entergy Power purchased a 25% interest in the San Isidro project, a 370 MW gas-fired, combined cycle generating facility under construction in Chile. Entergy also announced in 1997 that, through a joint venture entered into by a subsidiary, it commenced construction of a 24 MW cogeneration plant in Nantong, China.

Foreign Distribution and Supply

      On April 1, 1995, 1996, and 1997 certain reductions in London Electricity's allowed distribution revenues were made by the Regulator. Such allowed distribution revenues were reduced by 14% and 11% on April 1, 1995 and April 1, 1996, respectively, following reviews by the Regulator. On April 1, 1997, London Electricity's allowed distribution revenues were further decreased by 3%, with further annual reductions of 3% to occur on April 1, 1998 and 1999. London Electricity is pursuing a number of cost efficiency initiatives in an attempt to partially offset the expected price decreases. Such efficiencies will include voluntary early retirement programs, work force reductions, and labor cost realignment, and are expected to generate substantial cost savings when fully implemented by fiscal year 2001. The one-time cost of such savings will be approximately $58 million, which has been provided for by London Electricity.

     At present, London Electricity has an exclusive right in its franchise area to supply electricity to customers with demand of less than 100 KW. In late 1998, this segment of the supply business will become open to competition, subject to a six-month transition period. See Note 2 for additional information related to expanded competition in the supply business and London Electricity's expected expenditures in preparation for full competition in supply by June 1999 and the Regulator's proposals regarding recovery of such costs.

      On July 1 in each of the years 1997 through 2000 certain adjustments to Entergy's Australian subsidiary's (CitiPower's) allowed distribution revenues have been made by CitiPower's regulator. Such distribution revenues have been and will be adjusted by 1% less than the change in the consumer price index for each of the respective years. CitiPower has implemented certain cost efficiency and marketing initiatives to mitigate the impact of such revenue adjustments.

      At present, CitiPower has an exclusive right in its franchise area to supply electricity to customers with annual usage of less than 750 MWH. In July 1998 and January 2001, CitiPower customers with annual usage of between 160 MWH to 750 MWH and less than 160 MWH, respectively, will become open to supply business competition.

     Retail prices for CitiPower non-franchise supply customers are subject to competitive market forces and are not regulated except for network tariffs, which are based on a maximum average charge incorporating annual price changes of 1.5% less than the change in the consumer price index plus full recovery of transmission charges. These controls will apply through the year 2000.

      The London Electricity and CitiPower supply businesses generally involve entering into fixed price contracts to supply electricity to
customers  who  have  become subject to competition.   The  electricity  is
obtained primarily by purchases on a spot basis in which prices can be volatile. London Electricity and CitiPower are exposed to risks arising from differences between the fixed prices at which they sell electricity and the fluctuating prices at which electricity is purchased unless such exposure can be effectively hedged. This risk will be extended to additional supply business customers as described above as they become subject to competition.

      To mitigate its exposure to volatility, London Electricity utilizes contracts for differences ("CFDs") and power purchase contracts with certain UK generators to fix the price of electricity for a contracted quantity over a specific period of time. As of December 31, 1997, London Electricity had outstanding CFDs and power purchase contracts for approximately 40,000 GWH of electricity. These include a long term power purchase contract with an affiliate, which is based on 27.5% of the affiliate's capacity from its 1000 MW facility through the year 2010. London Electricity's sales volumes were approximately 18,000 GWH for 1997. Management's estimate of the fair value of London Electricity's CFDs outstanding at December 31, 1997 is that fair value approximates contract value.

      In accordance with the debt covenants included in the financing provisions of the CitiPower acquisition, CitiPower must hedge at least 80% of its energy purchases. CitiPower's current strategy is to hedge approximately 100% of its forecasted energy purchases through energy trading swaps entered into with certain generators. At December 31, 1997 CitiPower has outstanding energy trading swaps totaling a notional amount of 38,372 MW of average daily load of electricity. These contracts mature through the year 2000. Management's estimate of the fair value of such swaps outstanding at December 31, 1997 is a net liability of approximately $86.1 million.

      The potential exists for additional distribution price reductions in both the UK and Australia. Cost efficiency initiatives may not result in sufficient savings to offset price reductions. Price reductions are mitigated by the inclusion of the general index for inflation in the determination of allowed revenues.

Windfall Profits Tax

     As a result of Parliamentary elections held on May 1, 1997, the Labour Party gained control of the UK Government. On July 31, 1997, the British government enacted a one-time "windfall profits tax" on privatized industries, including regional electric utilities such as London Electricity. London Electricity's windfall profits tax liability is approximately BPS140 million (approximately $234 million), which will not be deductible for UK corporation tax purposes. Payment of the tax is required in two equal installments, the first of which was paid on December 1, 1997, and the second due on December 1, 1998.

      The UK Government also decreased the UK corporation tax rate from 33% to 31%, effective April 1, 1997. In accordance with SFAS 109, "Accounting for Income Taxes", this reduction resulted in a one-time reduction in income tax expense of approximately BPS38 million (approximately $65 million).The liability for the windfall profits tax (with a corresponding increase in income tax expense) and the reduction in London Electricity's deferred income tax liability (with a corresponding reduction in income tax expense) were recorded in July 1997.

Waterford 3

      On January 6, 1997, Waterford 3 received from the NRC its SALP report for the period April 29, 1995 through November 30, 1996. During this period, observed performance declined from the previous SALP report, and three of the four functional areas received lower ratings. Waterford 3 personnel are meeting with NRC personnel periodically, and significant Waterford 3 management changes have been effected in order to address these matters. Additionally, Waterford 3 has instituted a multi-year program to improve performance and is incurring additional costs in doing so.

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

Cajun - River Bend

      On October 7, 1997, the RUS elected not to become the transferee of Cajun's 30% interest in River Bend. Accordingly, under the terms of the Cajun Settlement, Cajun's interest in River Bend was transferred by Cajun's Trustee in Bankruptcy to Entergy Gulf States on December 23, 1997. As a result, Entergy Gulf States recorded this 30% interest at $139 million based on management's estimate of the fair value of the asset at the time of transfer. Entergy Gulf States recorded a corresponding gain of $139 million in its results of operations in 1997 to reflect this transfer. This portion of River Bend will not be subject to cost of service regulation. In connection with the transfer, Cajun established a trust fund in the amount of $132 million to satisfy its obligation for decommissioning its 30% share of the plant. See Note 9 for additional information.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


Labor Agreements

      In April 1997, Entergy Gulf States and a union representing 1,000 employees in Texas and Louisiana signed a two-year labor contract (expiring August 14, 1999). The contract stipulates that no layoffs will occur in the next two years and wages will be increased 3% per year in 1997 and 1998.

      In July 1997, Entergy Operations and the union representing 317 employees at River Bend and Entergy Mississippi and the union representing 400 of its employees signed two-year labor contracts for the period from October 1998 to October 2000 which stipulate that no layoffs of covered employees will occur over the next two years and that wages will be increased 3% in each of the next two years.

Deregulated Utility Operations

      Entergy Gulf States discontinued regulatory accounting principles for its wholesale jurisdiction and steam department and the Louisiana deregulated portion of River Bend during 1989 and 1991, respectively. The operating income from these operations was $19.7 million in 1997, $13.9 million in 1996, and $1.2 million in 1995.

      The increase in 1997 net income from deregulated operations was primarily due to decreased steam department expenses, partially offset by reduced wholesale jurisdiction revenues. The increase in 1996 net income from such operations was principally due to increased revenues, partially offset by increased depreciation. The future impact of the deregulated utility operations on Entergy and Entergy Gulf States' results of operations and financial position will depend on future operating costs, the efficiency and availability of generating units, the future market for energy over the remaining life of the assets, the operation of the steam generating station leased to a large industrial customer described above in "Change in Contract with Steam Customer", and the recoverability through nonregulated power sales of the $139 million of net book value of the 30% of River Bend previously owned by Cajun. See "Cajun - River Bend" above.

Property Tax Exemptions

      Waterford 3's local property tax exemptions expired in December 1995. In a March 1996 LPSC order, Entergy Louisiana was permitted to defer recovery of the estimated Waterford 3 property tax from January 1996 through June 1996. The order allowed the recovery of the property tax beginning in July 1996 and for recovery, from July 1996 through June 1997, of the related deferral. Entergy Louisiana paid property taxes of $18.9 million on Waterford 3 in 1997.

      River Bend's local property tax exemptions expired in December 1996. The 1997 property tax was approximately $12.9 million. The portion of the property tax related to the Texas jurisdiction was included in the rate proceeding filed with the PUCT in November 1996 and in the fourth required Merger-related earnings review filed with the LPSC in May 1997.

Accounting Issues

Continued Application of SFAS 71

      The electric utility industry is moving toward a combination of competition and a modified regulatory environment. The domestic utility companies' and System Energy's financial statements currently reflect, for the most part, assets and costs based on existing cost-based ratemaking regulations in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Continued applicability of SFAS 71 to the domestic utility companies' and System Energy's financial statements requires that rates set by an independent regulator on a cost-of-service basis be charged to and collected from customers for the foreseeable future.

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

     The SEC has expressed concern regarding the continued applicability of SFAS 71 to the financial statements of electric utilities that have been ordered by regulators to adopt transition to competition plans or are in the process of participating with the state legislatures and/or regulators in the development of such plans. While such plans may call for rate caps or decreases, they generally provide for recovery of investments in uneconomic or noncompetitive generating plants and other regulatory assets (together defined as stranded costs). The SEC is concerned that portions of entities subject to such plans may not meet the criteria for the continued application of SFAS 71.

      During 1997, EITF 97-4: "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101" was issued, specifying that SFAS 71 should be discontinued at a date no later than when the details of the transition to competition plan for all or a portion of the entity subject to such plan are known. However, other factors could cause the discontinuation of SFAS 71 before that date. Additionally, EITF 97-4 promulgates that regulatory assets to be recovered through cash flows derived from another portion of the entity which continues to apply SFAS 71 should not be written off; rather, they should be considered regulatory assets of the segment which will continue to apply SFAS 71.

       The domestic utility companies' and System Energy's financial statements continue to apply SFAS 71 for their regulated operations, except for those portions of Entergy Gulf States' business described in "Deregulated Utility Operations" above. Although discussions with regulatory authorities regarding retail competition have occurred and are expected to continue, definitive outcomes have not yet been determined; therefore, the regulated operations continue to apply SFAS 71. See Note 1 for additional discussion of Entergy's application of SFAS 71.

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

Year 2000 Issues

      Like many companies, Entergy is currently evaluating its computer software, databases, embedded microprocessors, suppliers, and other constituent relationships to determine the extent to which modifications are required to prevent problems related to the year 2000, and the resources which will be required to make such modifications. These problems could result in malfunctions in certain software applications, databases, computer equipment, and supplier performance with respect to dates on or after January 1, 2000, unless corrected. Entergy has been working on the above mentioned modifications and contingencies throughout most of 1997, and will continue these efforts throughout 1998 and into 1999. Preliminary estimates of the total costs to be incurred by Entergy's global enterprises in 1998 through mid-2000 are approximately $95 million. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life in accordance with EITF 96-14:
"Accounting for the Costs Associated with Modifying Computer Software for the Year 2000."

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS



Market Risks

      Entergy uses derivative instruments to manage the interest rate risk associated with certain of its variable rate credit facilities, the currency exchange rate risk for interest payments associated with its Entergy London Perpetual Junior Subordinated Debentures (Debentures), and the commodity price risk associated with its foreign electricity supply and domestic energy marketing businesses.

     Entergy uses interest rate swaps to reduce the impact of interest rate changes on its CitiPower and Entergy London variable rate credit facilities. The interest rate swap agreements involve the exchange of floating rate interest payments for fixed rate interest payments over the life of the agreements. As of December 31, 1997, 77% of the outstanding variable interest rate borrowings on these credit facilities were converted to fixed interest rates through interest rate swaps. The potential loss in fair value from these positions resulting from a hypothetical 10% adverse movement in base interest rates is estimated at $29 million as of December 31, 1997. See Note 7 for further discussion of these swaps.

      Entergy London's cash flows are predominately denominated in BPS. Entergy London has entered a U.S. dollar denominated obligation through issuance of the Perpetual Junior Subordinate Debentures (Debentures). To hedge currency exposure on the Debentures, Entergy London has entered foreign currency swap agreements to fix the British pound sterling equivalent which will be required to service interest on the Debentures for the next seven years. See Note 6 for further discussion of these swaps.

      Entergy's UK and Australian electricity supply businesses utilize fixed price contracts to supply electricity to their customers. The electricity is obtained primarily by purchases from the spot market. Because the price of electricity purchased from the market can be volatile, Entergy's UK and Australian electricity supply businesses are exposed to risks arising from differences between the fixed prices at which they sell electricity and the fluctuating prices at which they purchase electricity. To mitigate exposure to volatility, Entergy's UK and Australian electricity supply businesses utilize contracts for differences (CFDs) and energy trading swaps to fix the price of their electricity purchases. The potential loss in fair value of these CFDs and energy trading swaps resulting from a hypothetical 10% adverse movement in future electricity prices is estimated at $103 million. Management, however, believes that any loss actually realized would be substantially offset by the effects of electricity price movements on the respective underlying hedged electricity supply contracts. See Note 9 for further discussion of the CFDs and energy trading swaps.

      Entergy's domestic energy and natural gas marketing business enters into sales and purchases of electricity and natural gas for delivery up to twelve months into the future. Because the market prices of electricity and natural gas can be volatile, Entergy's domestic energy and natural gas marketing business is exposed to risk arising from differences between the fixed prices in its commitments and fluctuating market prices. To mitigate its exposure, Entergy's domestic energy and natural gas marketing business enters into electricity and natural gas futures and option contracts. This business utilizes a value-at-risk model to assess the market risk of its derivative financial instruments. Value-at-risk represents the potential losses for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level. The value-at-risk was estimated using historical simulation calculated on a daily basis over a thirty-day period with a 95% confidence level and a holding period of one business day. Based on these assumptions, the business's value-at-risk as of December 31, 1997 was not material to Entergy.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS



      Management's calculation of value-at-risk exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of derivative financial instruments, assuming hypothetical movements in future market rates, and is not necessarily indicative of actual future results. It does not represent the maximum possible loss or an expected loss that may occur, because actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the portfolio of derivative financial instruments during the year.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy Corporation


      We have audited the accompanying consolidated balance sheets of Entergy Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related statements of consolidated income, retained earnings and paid in capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entergy Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

      As discussed in Note 1 to the consolidated financial statements, at January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Also, as discussed in Note 1 to the consolidated financial statements, in 1996, one of the Corporation's subsidiaries changed its method of accounting for incremental nuclear plant outage maintenance costs.



COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
March 4, 1998

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      On February 7, 1997, Entergy Corporation, through its wholly-owned subsidiary, Entergy London, made unconditional its offer to acquire 100% ownership of London Electricity. In accordance with the purchase method of accounting, the results of operations for 1996 and 1995 of Entergy Corporation and Subsidiaries do not include London Electricity's results of operations. Consolidated net income for 1997 reflects London Electricity's results subsequent to February 1, 1997. See Note 13 for additional information regarding London Electricity.

      On January 5, 1996, Entergy Corporation finalized its acquisition of CitiPower. In accordance with the purchase method of accounting, the results of operations for 1995 of Entergy Corporation and Subsidiaries do not include CitiPower's results of operations.

Net Income

      Consolidated net income decreased in 1997 primarily due to the recording of a one-time windfall profits tax at Entergy London, a reserve for regulatory adjustments at Entergy Gulf States, the write-off of the radioactive waste facility deferrals at Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana, and the reversal of the Cajun-River Bend litigation accrual at Entergy Gulf States in September 1996. The decrease in net income was partially offset by the one-time write-off of River Bend rate deferrals pursuant to SFAS 121 at Entergy Gulf States in January 1996, by the 1997 one-time reduction in income tax expense for London Electricity due to a reduction in the UK corporation tax rate from 33% to 31%, and by the Cajun litigation settlement at Entergy Gulf States in December 1997. Excluding these items, net income would have decreased 8% due to a decrease in the earnings from domestic regulated operations offset by increased earnings from competitive growth businesses, primarily London Electricity.

      Consolidated net income decreased in 1996 primarily due to the $174 million net of tax write-off of River Bend rate deferrals pursuant to SFAS 121 and the one-time recording in 1995 of the cumulative effect of the change in accounting method for incremental nuclear refueling outage maintenance costs at Entergy Arkansas. The effect of these items was partially offset by the reversal of a Cajun-River Bend litigation accrual at Entergy Gulf States. Excluding these items, net income would have increased 17% due to decreased other operation and maintenance expenses for domestic regulated operations as a result of restructuring programs and ongoing efficiency improvement programs throughout Entergy.

      Significant factors affecting the results of operations and causing variances between the years 1997 and 1996, and between the years 1996 and 1995, are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      See "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON", following the financial statements, for information on operating revenues by source and KWH sales.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

      The changes in electric operating revenues for Entergy's domestic utility companies for the twelve months ended December 31, 1997 and 1996 are as follows:
                                             Increase/(Decrease)
             Description                      1997         1996
                                                (In Millions)

Change in base revenues                     ($189.1)     ($117.5)
Rate riders                                    (3.6)         1.8
Fuel cost recovery                             90.1        382.3
Sales volume/weather                           31.3        108.0
Other revenue (including unbilled)            147.3        (49.3)
Sales for resale                              (16.6)        37.6
                                              -----       ------
Total                                         $59.4       $362.9
                                              =====       ======


      Electric operating revenues for Entergy's domestic utility companies increased slightly in 1997 as a result of increased other revenues, fuel adjustment revenues, which do not affect net income, and higher sales volume/weather. These increases were partially offset by a decrease in base revenues and sales for resale to non-associated utilities. Other revenue increased due to the gain on the Cajun Settlement for Cajun's 30% interest in the property associated with River Bend. Fuel adjustment revenues increased in 1997 due to a PUCT order that approved recovery of $18.5 million of previously under-recovered fuel expenses by Entergy Gulf States. Sales volume/weather increased primarily due to an increase in sales to industrial customers, particularly, certain cogeneration customers who purchased replacement electricity from Entergy Gulf States offset by a decrease due to milder weather in 1997. Base rate revenues decreased primarily due to the reserve for regulatory adjustments at Entergy Gulf States, rate reductions for Louisiana retail customers, aggressive pricing strategies for targeted customer segments, and a change in sales mix from residential and commercial customers to industrial customers at Entergy Gulf States. Sales for resale to non-associated utilities decreased due to changes in generation requirements and availability among the domestic utility companies, primarily Entergy Arkansas and Entergy Gulf States. During the fourth quarter of 1997, Entergy Gulf States established reserves for potential regulatory adjustments based on management's estimates of the financial effect of potential adverse rulings in connection with the River Bend plant-related costs and pending rate proceedings in Texas. See Note 2 for further discussion of the PUCT order related to under-recovered fuel expenses, the River Bend plant-related costs, and other pending rate proceedings.


      Electric operating revenues increased in 1996 as a result of higher fuel adjustment revenues, which do not affect net income, and higher sales volume, partially offset by rate reductions at the domestic utility companies. The increase in sales volume was primarily the result of increases in customers and in customer usage.

      Gas operating revenues increased in 1996 due to higher unit purchase prices for gas purchased for resale and colder than normal weather in the first quarter of 1996.

     Competitive growth business revenues increased by $2.3 billion in 1997 primarily due to the February 1997 acquisition of London Electricity by Entergy London. London Electricity generated revenues of $1.8 billion during the eleven months it is included in 1997 results of operations. Also contributing to the increase in competitive growth business revenues was an increase in revenue at EPMC of $427 million. After obtaining the appropriate regulatory and board approvals, EPMC began trading in late May 1996. EPMC's increased revenues in 1997 are primarily due to full year of trading in 1997 as compared to six months in 1996 coupled with an aggressive marketing effort in 1997. These increases were offset by increased power purchased for resale as discussed below. The increase of $501 million in competitive growth business revenues in 1996 was due primarily to the acquisition of CitiPower.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Expenses

      Operating expenses for 1997 include Entergy London's operating expenses of $1.7 billion for the year ended December 31, 1997, which were not included in the prior year's financial statements. Operating expenses, excluding Entergy London, increased primarily due to increases in nuclear refueling outage expenses, depreciation, amortization, and decommissioning expenses, increases in the amortization of rate deferrals, and increases in power purchased for resale by EPMC. These increases in operating expenses were partially offset by a decrease in other operation and maintenance expenses. The increase in purchased power is primarily the result of a higher level of power purchased for resale by EPMC. The increase in nuclear refueling outage expenses is primarily due to the amortization of previously deferred November 1996 outage expenses at System Energy, which are now being amortized over an 18-month period that began in December 1996. Prior to this outage, such costs were expensed as incurred and no such expenses were incurred in 1996. The increase in depreciation, amortization, and decommissioning is primarily due to the reduction of the regulatory asset established at System Energy to defer the depreciation associated with the sale and leaseback in 1989 of a portion of Grand Gulf
1. An increase in plant additions and improvements also contributed to the increase in depreciation, amortization, and decommissioning. The increase in rate deferral amortization is primarily due to greater Grand Gulf 1 rate deferral amortization at Entergy Arkansas and Entergy New Orleans, as prescribed in the Grand Gulf 1 rate phase-in plan and, for Entergy Arkansas, the December 1997 APSC Stipulation and Settlement Agreements. The decrease in other operation and maintenance expenses was primarily due to the Cajun litigation settlement at Entergy Gulf States in December 1997. This decrease was partially offset by the write-off of the radioactive waste facility deferrals at Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana.

      Operating expenses for 1996 include the operating expenses of CitiPower, which were not included in the 1995 financial statements. Excluding the operating expenses of CitiPower, Entergy's operating expenses increased in 1996. The following discussion excludes the impact of the acquisition of CitiPower. In 1996, fuel and purchased power expenses increased as a result of higher fuel costs and an increase in sales volume. Other operation and maintenance expenses decreased in 1996 due to lower payroll-related expenses, resulting from restructuring programs in addition to ongoing operating efficiency improvement programs throughout Entergy. Other regulatory credits reducing operating expenses in 1996 represent the deferral of Waterford 3 local property taxes and the deferral of a portion of the proposed System Energy rate increase at Entergy Mississippi and Entergy New Orleans. Nuclear refueling outage expenses decreased primarily due to the effect of deferring the nuclear refueling outage expenses at Grand Gulf 1 in the fourth quarter of 1996 rather than recognizing those expenses as incurred. The majority of the increase in decommissioning costs and depreciation rates is reflected in the 1995 System Energy FERC rate increase filing, subject to refund. See Note 2 for a discussion of the proposed rate increase.

Other

      Other income decreased in 1997 primarily due to the reserve for regulatory adjustments at Entergy Gulf States, offset by interest income on the Cajun Settlement in December 1997, the write-off of River Bend rate deferrals pursuant to SFAS 121 at Entergy Gulf States in January 1996 and the Cajun litigation reversal in 1996.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      Other income decreased in 1996 as a result of the write-off of River Bend rate deferrals pursuant to SFAS 121, and a decrease in Grand Gulf 1 carrying charges at Entergy Arkansas due to a decline in the deferral balance, partially offset by Entergy Gulf States' reversal of a Cajun-River Bend litigation accrual. Interest on long-term debt, excluding Entergy London, decreased in 1997 due primarily to ongoing retirement and refinancing of higher cost debt. Distributions on preferred securities of subsidiaries increased due to the issuance of Cumulative Income Preferred Securities at Entergy Arkansas in August 1996, Entergy Louisiana in July 1996, at Entergy Gulf States in January 1997, and Entergy London in November 1997.

      Excluding CitiPower, interest on long-term debt decreased in 1996 due primarily to ongoing retirement and refinancing of higher cost debt. Borrowings by Entergy Corporation from a $300 million line of credit related to the CitiPower investment contributed to the increase in other interest-net in 1996.

      Preferred dividend requirements decreased in 1997 and 1996 due to stock redemption activities.

      The effective income tax rates for 1997, 1996, and 1995 were 61.0%, 46.2%, and 37.5% respectively. The effective income tax rate was higher in 1997 primarily due to the one-time windfall profits tax at Entergy London in 1997 and the tax effects of the Cajun litigation settlement and the 1996 SFAS 121 write-off at Entergy Gulf States, which included AFUDC which was originally recorded net of its related income tax benefits. In 1996, the effective income tax rate increased primarily due to higher state income taxes, depreciation related taxes, and the SFAS 121 write-off at Entergy Gulf States. For a further discussion of income taxes, see Note 3.

            ENTERGY CORPORATION AND SUBSIDIARIES
             STATEMENTS OF CONSOLIDATED INCOME


                                                                         For the Years Ended December 31,
                                                                        1997           1996           1995
                                                                        (In Thousands, Except Share Data)
Operating Revenues:
  Domestic electric                                                  $6,538,831     $6,450,940     $6,088,018
  Natural gas                                                           137,345        134,456        103,992
  Steam products                                                         43,664         59,143         49,295
  Competitive growth businesses                                       2,841,881        533,118         31,767
                                                                     ----------     ----------     ----------
        Total                                                         9,561,721      7,177,657      6,273,072
                                                                     ----------     ----------     ----------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                                       1,677,041      1,635,885      1,395,889
     Purchased power                                                  2,318,811        704,744        356,596
     Nuclear refueling outage expenses                                   73,857         55,148         84,972
     Other operation and maintenance                                  1,886,149      1,577,383      1,528,351
  Depreciation, amortization, and decommissioning                       980,008        790,948        695,865
  Taxes other than income taxes                                         365,439        353,270        300,120
  Other regulatory charges (credits)                                    (18,545)       (47,542)        29,311
  Amortization of rate deferrals                                        421,803        414,969        378,776
                                                                     ----------     ----------     ----------
        Total                                                         7,704,563      5,484,805      4,769,880
                                                                     ----------     ----------     ----------

Operating Income                                                      1,857,158      1,692,852      1,503,192
                                                                     ----------     ----------     ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                                   10,057          9,951          9,629
  Write-off of River Bend rate deferrals                                      -       (194,498)             -
  Miscellaneous - net                                                  (232,703)       123,452         45,127
                                                                     ----------     ----------     ----------
        Total                                                          (222,646)       (61,095)        54,756
                                                                     ----------     ----------     ----------

Interest Charges:
  Interest on long-term debt                                            797,266        674,532        633,851
  Other interest - net                                                   51,624         49,053         33,749
  Distributions on preferred securities of subsidiaries                  21,319          4,797              -
  Allowance for borrowed funds used
   during construction                                                   (7,937)        (8,347)        (8,368)
                                                                     ----------     ----------     ----------
        Total                                                           862,272        720,035        659,232
                                                                     ----------     ----------     ----------

Income Before Income Taxes                                              772,240        911,722        898,716

Income Taxes                                                            471,341        421,159        336,182
                                                                     ----------     ----------     ----------

Income before the Cumulative Effect
  of Accounting Changes                                                 300,899        490,563        562,534

Cumulative Effect of Accounting
   Changes (net of income taxes)                                              -              -         35,415
                                                                     ----------     ----------     ----------

Net Income                                                              300,899        490,563        597,949

Preferred and Preference Dividend Requirements of
   Subsidiaries and Other                                                53,216         70,536         77,969
                                                                     ----------     ----------     ----------

Earnings Applicable to Common Stock                                    $247,683       $420,027       $519,980
                                                                     ==========     ==========     ==========
Earnings per average common share before
 cumulative effect of accounting changes:
     Basic and diluted                                                    $1.03          $1.83          $2.13

Earnings per average common share:
     Basic and diluted                                                    $1.03          $1.83          $2.28

Dividends declared per common share                                       $1.80          $1.80          $1.80
Average number of common shares outstanding:
     Basic                                                          240,207,539    229,084,241    227,669,970
     Diluted                                                        240,297,842    229,175,392    227,729,975

See Notes to Financial Statements.

              ENTERGY CORPORATION AND SUBSIDIARIES
             STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                         For the Years Ended December 31,
                                                                        1997          1996          1995
                                                                                  (In Thousands)
Operating Activities:
  Net income                                                           $300,899      $490,563       $597,949
  Noncash items included in net income:
    Write-off of River Bend rate deferrals                                    -       194,498              -
    Cumulative effect of a change in accounting principle                     -             -        (35,415)
    Gain on Cajun Settlement                                           (246,022)            -              -
    Reserve for regulatory adjustments                                  381,285             -              -
    Amortization of  rate deferrals                                     421,803       414,969        378,776
    Other regulatory charges  (credits)                                 (18,545)      (47,542)        29,311
    Depreciation, amortization, and decommissioning                     980,008       790,948        695,865
    Deferred income taxes and investment tax credits                   (252,955)       76,920        (31,006)
    Allowance for equity funds used during construction                 (10,057)       (9,951)        (9,629)
  Changes in working capital:
    Receivables                                                         (99,411)      (30,322)       (30,550)
    Fuel inventory                                                       20,272       (17,220)       (28,956)
    Accounts payable                                                    181,243         4,011        (19,124)
    Taxes accrued                                                       143,151       (27,488)       115,250
    Interest accrued                                                     (9,849)        7,176           (194)
    Other working capital accounts                                     (130,715)     (121,692)       (85,454)
  Changes in other regulatory assets                                     28,016       (85,051)        (3,876)
  Decommissioning trust contributions and realized change in trust      (68,139)      (52,204)       (37,756)
   assets
  Proceeds from settlement of Cajun litigation                          102,299             -              -
  Other                                                                   1,349       (59,566)       (31,509)
                                                                     ----------    ----------     ----------
    Net cash flow provided by operating activities                    1,724,632     1,528,049      1,503,682
                                                                     ----------    ----------     ----------

Investing Activities:
  Construction/capital expenditures                                    (847,223)     (571,890)      (618,436)
  Allowance for equity funds used during construction                    10,057         9,951          9,629
  Nuclear fuel purchases                                                (89,237)     (123,929)      (207,501)
  Proceeds from sale/leaseback of nuclear fuel                          144,442       109,980        226,607
  Acquisition of London Electricity, net of cash acquired            (1,951,701)            -              -
  Acquisition of CitiPower                                                    -    (1,156,112)             -
  Acquisition of  security companies                                    (87,669)      (83,000)             -
  Investment in other nonregulated/nonutility properties                  1,322             -       (172,814)
  Proceeds from sale of Hub Power and Transener stock                    54,153        26,955              -
  Proceeds from sale of  Independence 2                                       -        39,398              -
  Other                                                                 (17,288)      (25,710)       (28,982)
                                                                     ----------    ----------     ----------

    Net cash flow used in investing activities                       (2,783,144)   (1,774,357)      (791,497)
                                                                     ----------    ----------     ----------


              ENTERGY CORPORATION AND SUBSIDIARIES
             STATEMENTS OF CONSOLIDATED CASH FLOWS


                                                                         For the Years Ended December 31,
                                                                        1997          1996          1995
                                                                                  (In Thousands)
Financing Activities
  Proceeds from the issuance of:
    General and refunding mortgage bonds                                 64,827        39,608        109,285
    First mortgage bonds                                                129,564       431,906              -
    Bank notes and other long-term debt                               1,852,891     1,066,858        273,542
    Preferred securities of subsidiary trusts and partnership           382,323       125,963              -
    Common stock                                                        305,379       118,087              -
  Retirement of:
    First mortgage bonds                                               (402,692)     (821,575)      (225,800)
    General and refunding mortgage bonds                                 (7,622)      (56,000)       (69,200)
    Other long-term debt                                               (341,355)     (145,110)      (221,043)
  Redemption of preferred stock                                        (124,367)     (157,503)       (46,564)
  Changes in short-term borrowings - net                                142,025       (24,981)      (126,200)
  Preferred stock dividends paid                                        (51,270)      (70,536)       (77,969)
  Common stock dividends paid                                          (438,183)     (405,346)      (408,553)
                                                                     ----------    ----------     ----------

    Net cash flow provided by (used in) financing activities          1,511,520       101,371       (792,502)
                                                                     ----------    ----------     ----------

Effect of exchange rates on cash and cash equivalents                   (11,164)           50              -
                                                                     ----------    ----------     ----------

Net increase (decrease) in cash and cash equivalents                    441,844      (144,887)       (80,317)

Cash and cash equivalents at beginning of period                        388,703       533,590        613,907
                                                                     ----------    ----------     ----------

Cash and cash equivalents at end of period                             $830,547      $388,703       $533,590
                                                                     ==========    ==========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                               $858,871      $677,535       $626,531
    Income taxes                                                       $390,238      $373,247       $285,738
  Noncash investing and financing activities:
     Capital lease obligations incurred                                       -       $16,358              -
     Change in unrealized appreciation of
       decommissioning trust assets                                     $30,951        $7,803        $16,614
     Acquisition of nuclear fuel                                              -       $47,695              -
     Treasury shares issued to acquire Ranger American                  $21,464             -              -
     Net assets acquired from Cajun settlement                         $319,056             -              -

See Notes to Financial Statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                  ASSETS


                                                                                                     December 31,
                                                                                            1997                     1996
                                                                                                   (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                                   $85,067                  $34,807
    Temporary cash investments - at cost,
      which approximates market                                                            700,431                  346,782
    Special deposits                                                                        45,049                    7,114
                                                                                       -----------              -----------
           Total cash and cash equivalents                                                 830,547                  388,703
  Notes receivable                                                                           8,157                    1,384
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
       $31.7 million in 1997 and $9.2 million in 1996)                                     458,085                  324,687
    Other                                                                                  225,523                   99,066
    Accrued unbilled revenues                                                              580,194                  351,429
  Deferred fuel                                                                            150,596                  122,184
  Fuel inventory - at average cost                                                         119,331                  139,603
  Materials and supplies - at average cost                                                 367,870                  339,622
  Rate deferrals                                                                           259,628                  444,543
  Prepayments and other                                                                    171,391                  151,312
                                                                                       -----------              -----------
           Total                                                                         3,171,322                2,362,533
                                                                                       -----------              -----------

Other Property and Investments:
  Decommissioning trust funds                                                              589,050                  357,962
  Non-regulated investments                                                                568,951                  513,058
  Other                                                                                    225,818                   59,053
                                                                                       -----------              -----------
           Total                                                                         1,383,819                  930,073
                                                                                       -----------              -----------

Utility Plant:
  Electric                                                                              25,310,122               22,739,797
  Plant acquisition adjustment - Entergy Gulf States                                       439,160                  455,425
  Electric plant under leases                                                              674,483                  679,991
  Property under capital leases - electric                                                 134,278                  147,277
  Natural gas                                                                              169,964                  168,143
  Steam products                                                                            82,289                   81,743
  Construction work in progress                                                            565,667                  401,676
  Nuclear fuel under capital leases                                                        269,011                  250,651
  Nuclear fuel                                                                              72,875                  112,625
                                                                                       -----------              -----------
           Total                                                                        27,717,849               25,037,328
  Less - accumulated depreciation and amortization                                       9,585,021                8,866,764
                                                                                       -----------              -----------
           Utility plant - net                                                          18,132,828               16,170,564
                                                                                       -----------              -----------


Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                                         162,602                  399,493
    SFAS 109 regulatory asset - net                                                      1,174,187                1,196,041
    Unamortized loss on reacquired debt                                                    196,891                  217,664
    Other regulatory assets                                                                466,780                  477,942
  Long-term receivables                                                                     36,984                  216,082
  CitiPower license (net of amortization of $25.6 million in 1997
     and $15.6 million in 1996)                                                            486,153                  606,214
  London Electricity license (net of $31.1 million of amortization)                      1,327,312                        -
  Other                                                                                    461,822                  379,419
                                                                                       -----------              -----------
           Total                                                                         4,312,731                3,492,855
                                                                                       -----------              -----------

           TOTAL                                                                       $27,000,700              $22,956,025
                                                                                       ===========              ===========
See Notes to Financial Statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                                     December 31,
                                                                                            1997                     1996
                                                                                                   (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                                       $390,674                 $345,620
  Notes payable                                                                            428,964                   20,686
  Accounts payable                                                                         915,800                  554,558
  Customer deposits                                                                        178,162                  155,534
  Taxes accrued                                                                            359,996                  180,340
  Accumulated deferred income taxes                                                         56,524                   78,010
  Interest accrued                                                                         214,763                  203,425
  Dividends declared                                                                         8,166                    8,950
  Obligations under capital leases                                                         167,700                  151,287
  Other                                                                                     81,303                  184,157
                                                                                       -----------              -----------
           Total                                                                         2,802,052                1,882,567
                                                                                       -----------              -----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                      4,567,052                3,760,491
  Accumulated deferred investment tax credits                                              587,781                  607,641
  Obligations under capital leases                                                         236,000                  247,360
  Other                                                                                  1,857,514                1,298,306
                                                                                       -----------              -----------
           Total                                                                         7,248,347                5,913,798
                                                                                       -----------              -----------

  Long-term debt                                                                         9,068,325                7,590,804
  Subsidiaries' preferred stock with sinking fund                                          185,005                  216,986
  Subsidiary's preference stock                                                            150,000                  150,000
  Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts holding
   solely junior subordinated deferrable debentures                                        215,000                  130,000
  Company-obligated redeemable preferred securities of subsidiary
   partnership holding solely junior subordinated deferrable debentures                    300,000                        -


Shareholders' Equity:
  Subsidiaries' preferred stock without sinking fund                                       338,455                  430,955
  Common stock, $.01 par value, authorized 500,000,000
    shares; issued 246,149,198 shares in 1997 and 234,456,457
    shares in 1996                                                                           2,461                    2,345
  Paid-in capital                                                                        4,613,572                4,320,591
  Retained earnings                                                                      2,157,912                2,341,703
  Cumulative foreign currency translation adjustment                                       (69,817)                  21,725
  Less - treasury stock (306,852 shares in 1997 and
  1,496,118 shares in 1996)                                                                 10,612                   45,449
                                                                                       -----------              -----------
           Total                                                                         7,031,971                7,071,870
                                                                                       -----------              -----------

Commitments and Contingencies (Notes 2, 9, and 10)

           TOTAL                                                                       $27,000,700              $22,956,025
                                                                                       ===========              ===========
See Notes to Financial Statements.

      ENTERGY CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED RETAINED EARNINGS AND
                 PAID-IN CAPITAL


                                                              For the Years Ended December 31,
                                                            1997         1996           1995
                                                                     (In Thousands)
Retained Earnings, January 1                             $2,341,703   $2,335,579     $2,223,739

  Add:
    Earnings applicable to common stock                     247,683      420,027        519,980

  Deduct:
    Dividends declared on common stock                      432,268      412,250        409,801
    Capital stock and other expenses                           (794)       1,653         (1,661)
                                                         ----------   ----------     ----------
        Total                                               431,474      413,903        408,140
                                                         ----------   ----------     ----------

Retained Earnings, December 31                           $2,157,912   $2,341,703     $2,335,579
                                                         ==========   ==========     ==========



Paid-in Capital, January 1                               $4,320,591   $4,201,483     $4,202,134

  Add:
    Gain (loss) on reacquisition of
      subsidiaries' preferred stock                             273        1,795            (26)
    Common stock issuances related to stock plans           292,870      117,560         (3,002)
                                                         ----------   ----------     ----------
       Total                                                293,143      119,355         (3,028)
                                                         ----------   ----------     ----------

  Deduct:
    Capital stock discounts and other expenses                  162          247         (2,377)
                                                         ----------   ----------     ----------

Paid-in Capital, December 31                             $4,613,572   $4,320,591     $4,201,483
                                                         ==========   ==========     ==========


See Notes to Financial Statements.


                   ENTERGY CORPORATION AND SUBSIDIARIES

              SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                                      1997 (4)      1996 (3)      1995           1994       1993
                                                 (In Thousands, Except Per Share Amounts)
Operating revenues                  $ 9,561,721   $ 7,177,657  $ 6,273,072  $  5,981,820 $ 4,475,224
Income before cumulative
  effect of a change in
  accounting principle              $   300,899   $   490,563  $   562,534  $    423,559 $   514,648
Earnings per share before
  cumulative effect of accounting
  changes
     Basic                          $      1.03   $      1.83  $      2.13  $       1.49 $      2.62
     Diluted                        $      1.03   $      1.83  $      2.13  $       1.49 $      2.62
Dividends declared per share        $      1.80   $      1.80  $      1.80  $       1.80 $      1.65
Return on average common equity           3.71%         6.41%        8.11%         5.31%      12.58%
Book value per share, year-end (2)  $     27.23   $     28.51  $     28.41  $      27.93 $     28.27
Total assets (2)                    $27,000,700   $22,956,025  $22,265,930  $ 22,621,874 $22,876,697
Long-term obligations (1)(2)        $10,154,330   $ 8,335,150  $ 7,484,248  $  7,817,366 $ 8,177,882

(1) Includes long-term debt (excluding currently maturing debt), preferred and preference stock with sinking fund, preferred securities of subsidiary trusts and partnership, and noncurrent capital lease obligations.

(2) 1993 amounts include the effects of the Merger in accordance with the purchase method of accounting for combinations.

(3)  1996 amounts include the effects of the CitiPower acquisition.

(4) 1997 amounts include the effects of the London Electricity acquisition as of February 7, 1997 (see Note 13).

                           1997          1996          1995          1994          1993
Domestic Utility Electric                          (In Thousands)
  Operating Revenues:
   Residential           $2,271,363    $2,277,647     $2,177,348     $2,127,820    $1,594,515
   Commercial             1,581,878     1,573,251      1,491,818      1,500,462     1,071,070
   Industrial             2,018,625     1,987,640      1,810,045      1,834,155     1,197,695
   Governmental             171,773       169,287        154,032        159,840       136,471
                         --------------------------------------------------------------------
     Total retail         6,043,639     6,007,825      5,633,243      5,622,277     3,999,751
   Sales for resale         359,881       376,011        334,874        293,702       280,505
   Other (1)                135,311        67,104        119,901       (123,569)       88,713
                         --------------------------------------------------------------------
     Total               $6,538,831    $6,450,940     $6,088,018     $5,792,410    $4,368,969
                         ====================================================================
Billed Electric Energy
 Sales (GWH):
   Residential               28,286        28,303         27,704         26,231        18,946
   Commercial                21,671        21,234         20,719         20,050        13,420
   Industrial                44,649        44,340         42,260         41,030        24,889
   Governmental               2,507         2,449          2,311          2,233         1,887
                         --------------------------------------------------------------------
     Total retail            97,113        96,326         92,994         89,544        59,142
   Sales for resale           9,707        10,583         10,471          7,908         8,291
                         --------------------------------------------------------------------
     Total                  106,820       106,909        103,465         97,452        67,433
                         ====================================================================

(1) 1994 includes the effects of the FERC Settlement, the 1994 NOPSI Settlement, and an Entergy Gulf States reserve for rate refund.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy Arkansas, Inc.


      We have audited the accompanying balance sheets of Entergy Arkansas, Inc. (formerly Arkansas Power & Light Company) as of December 31, 1997 and 1996, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
March 4, 1998

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Net income decreased in 1997 primarily due to decreases in electric operating revenues and Grand Gulf 1 carrying charges, partially offset by lower income taxes.

      Net income decreased in 1996 due primarily to the one-time recording of the cumulative effect of the change in accounting method in 1995 for incremental nuclear refueling outage maintenance costs. Excluding the above mentioned item, net income would have increased $21.1 million in 1996 primarily due to a decrease in other operation and maintenance expenses.

      Significant factors affecting the results of operations and causing variances between the years 1997 and 1996, and between the years 1996 and 1995, are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      See "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON," following the financial statements, for information on operating revenues by source and KWH sales.

     The changes in electric operating revenues for the twelve months ended December 31, 1997 and 1996 are as follows:

                                           Increase/(Decrease)
            Description                     1997         1996
                                             (In Millions)

Change in base revenues                    ($8.1)      ($10.1)
Rate riders                                 15.4         (5.3)
Fuel cost recovery                          10.3          8.0
Sales volume/weather                         5.9         19.5
Other revenue (including unbilled)         (24.2)        (7.1)
Sales for resale                           (27.0)        90.2
                                          ------        -----
Total                                     ($27.7)       $95.2
                                          ======        =====

      Electric operating revenues decreased in 1997 due primarily to decreases in sales for resale and other revenue, partially offset by an increase in rate rider revenues and higher fuel adjustment revenues, which do not affect net income. The decrease in sales for resale resulted from a decrease in sales to associated companies primarily due to changes in generation requirements and availability among the domestic utility companies. Other revenue (primarily unbilled revenue) decreased primarily as a result of the volume difference in the unbilled beginning of year amount and due to the $10.6 million impact of a rate reduction implemented in 1997 related to the transition to competition filing with the APSC. The increase in rate rider revenues was due to an increase in Grand Gulf 1 rate rider revenues as a result of warmer weather during the second half of the year.

      Electric operating revenues increased in 1996 due primarily to increased sales for resale and higher sales volume. Sales for resale increased due to an increase in sales to associated companies primarily due to changes in generation requirements and availability among the domestic utility companies. The increase in sales volume resulted from increased customer usage, partially attributable to more severe weather as compared to 1995.

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Expenses

      Operating expenses increased in 1997 primarily due to the recognition of additional regulatory liabilities related to the APSC settlement agreement and the write-off of previously deferred radioactive waste facility costs, partially offset by a decrease in fuel and purchased power expenses. The increase in the amortization of rate deferrals is due to an increase in amortization prescribed in the Grand Gulf 1 rate phase-in plan and the Stipulation and Settlement Agreement with the APSC. See Note 2 for further discussion of the APSC agreement. Fuel and purchased power expenses decreased primarily as a result of significantly lower prices.

      Operating expenses increased in 1996 primarily due to an increase in fuel and purchased power expenses, partially offset by reduced other regulatory charges and decreased other operation and maintenance expenses. The increase in fuel and purchased power expenses is largely due to an increase in generation and purchases related to the increase in sales for resale. The decrease in other operation and maintenance expenses resulted from lower payroll expenses. Payroll expenses decreased as a result of restructuring costs recorded in 1995 and the resulting decrease in employees.

Other

      Miscellaneous other income - net decreased in 1997 and 1996 due to reduced Grand Gulf 1 carrying charges as a result of a decline in the deferral balance which does not impact net income.

      The effective income tax rates for 1997, 1996, and 1995 were 31.6%, 34.9%, and 34.5%, respectively. The decrease in 1997 is primarily due to the impact of recording the tax benefit of Entergy Corporation's expenses as prescribed by the tax allocation agreement. The effective income tax rate for 1996 was relatively unchanged from 1995.

                   ENTERGY ARKANSAS, INC.
                    STATEMENTS OF INCOME

                                                                          For the Years Ended December 31,
                                                                       1997            1996           1995
                                                                                  (In Thousands)
Operating Revenues                                                   $1,715,714     $1,743,433     $1,648,233
                                                                     ----------     ----------     ----------


Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                                     254,703        257,008        231,619
     Purchased power                                                    419,128        432,825        363,199
     Nuclear refueling outage expenses                                   27,969         29,365         31,754
     Other operation and maintenance                                    360,860        358,789        375,059
  Depreciation, amortization, and decommissioning                       166,652        167,878        162,087
  Taxes other than income taxes                                          36,700         37,688         38,319
  Other regulatory charges (credits)                                     29,686         18,096         60,227
  Amortization of rate deferrals                                        153,141        131,634        114,102
                                                                     ----------     ----------     ----------
        Total                                                         1,448,839      1,433,283      1,376,366
                                                                     ----------     ----------     ----------

Operating Income                                                        266,875        310,150        271,867
                                                                     ----------     ----------     ----------

Other Income:
  Allowance for equity funds used
   during construction                                                    3,563          3,886          3,567
  Miscellaneous - net                                                    18,663         32,591         46,227
                                                                     ----------     ----------     ----------
        Total                                                            22,226         36,477         49,794
                                                                     ----------     ----------     ----------

Interest Charges:
  Interest on long-term debt                                             95,122         98,531        106,853
  Other interest - net                                                    3,943          6,257          8,485
  Distributions on preferred securities of subsidiary trust               5,100          1,927              -
  Allowance for borrowed funds used
   during construction                                                   (2,261)        (2,330)        (2,424)
                                                                     ----------     ----------     ----------
        Total                                                           101,904        104,385        112,914
                                                                     ----------     ----------     ----------

Income Before Income Taxes                                              187,197        242,242        208,747

Income Taxes                                                             59,220         84,444         72,082
                                                                     ----------     ----------     ----------

Income before the Cumulative Effect
  of Accounting Changes                                                 127,977        157,798        136,665

Cumulative Effect of Accounting
   Changes (net of income taxes)                                              -              -         35,415
                                                                     ----------     ----------     ----------

Net Income                                                              127,977        157,798        172,080

Preferred Stock Dividend Requirements
  and Other                                                              10,988         16,110         18,093
                                                                     ----------     ----------     ----------

Earnings Applicable to Common Stock                                    $116,989       $141,688       $153,987
                                                                     ==========     ==========     ==========
See Notes to Financial Statements.


                            ENTERGY ARKANSAS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                         For the Years Ended December 31,
                                                                        1997          1996          1995
                                                                                  (In Thousands)
Operating Activities:
  Net income                                                           $127,977      $157,798       $172,080
  Noncash items included in net income:
    Cumulative effect of a change in accounting principle                     -             -        (35,415)
    Amortization of rate deferrals                                      153,141       139,701        125,504
    Other regulatory charges (credits), net                              29,686        18,096         60,227
    Depreciation, amortization, and decommissioning                     166,652       167,878        162,087
    Deferred income taxes and investment tax credits                    (77,814)      (46,026)       (33,882)
    Allowance for equity funds used during construction                  (3,563)       (3,886)        (3,567)
  Changes in working capital:
    Receivables                                                           9,099        (4,292)       (39,209)
    Fuel inventory                                                       29,150           137        (22,895)
    Accounts payable                                                    (25,451)       (1,112)        55,732
    Taxes accrued                                                        23,133        14,035         (5,080)
    Interest accrued                                                      1,201        (2,615)          (824)
    Other working capital accounts                                      (10,220)       (7,529)       (28,375)
  Decommissioning trust contributions and realized
   change in trust assets                                               (24,956)      (30,474)       (30,568)
  Provision for estimated losses and reserves                             9,594         4,125          2,849
  Other                                                                  26,111       (29,258)       (40,306)
                                                                     ----------    ----------     ----------
    Net cash flow provided by operating activities                      433,740       376,578        338,358
                                                                     ----------    ----------     ----------

Investing Activities:
  Construction expenditures                                            (140,913)     (145,529)      (165,071)
  Allowance for equity funds used during construction                     3,563         3,886          3,567
  Nuclear fuel purchases                                                (59,104)      (26,084)       (41,219)
  Proceeds from sale/leaseback of nuclear fuel                           59,065        25,451         41,832
                                                                     ----------    ----------     ----------
    Net cash flow used in investing activities                         (137,389)     (142,276)      (160,891)
                                                                     ----------    ----------     ----------

Financing Activities:
  Proceeds from issuance of:
     First mortgage bonds                                                84,064        84,256              -
     Other long-term debt                                                45,500             -        118,662
     Preferred securities of subsidiary trust                                 -        58,168              -
  Retirement of:
     First mortgage bonds                                              (117,587)     (112,807)       (25,800)
     Other long-term debt                                                     -        (1,700)      (124,025)
  Redemption of preferred stock                                          (9,000)      (69,624)        (9,500)
  Changes in short-term borrowings - net                                      -             -        (34,000)
  Dividends paid:
    Common stock                                                       (128,600)     (142,800)      (153,400)
    Preferred stock                                                     (11,194)      (17,736)       (18,362)
                                                                     ----------    ----------     ----------
    Net cash flow used in financing activities                         (136,817)     (202,243)      (246,425)
                                                                     ----------    ----------     ----------

Net increase (decrease) in cash and cash equivalents                    159,534        32,059        (68,958)

Cash and cash equivalents at beginning of period                         43,857        11,798         80,756
                                                                     ----------    ----------     ----------

Cash and cash equivalents at end of period                             $203,391       $43,857        $11,798
                                                                     ==========    ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                               $101,839       $94,662       $102,851
    Income taxes                                                       $111,394      $110,211       $113,080
  Noncash investing and financing activities:
    Capital lease obligations incurred                                        -       $16,358              -
    Acquisition of nuclear fuel                                               -       $27,500              -
    Change in unrealized appreciation of
     decommissioning trust assets                                       $22,343        $5,968         $9,128

See Notes to Financial Statements.

                          ENTERGY ARKANSAS, INC.
                              BALANCE SHEETS
                                  ASSETS
                                                                                                     December 31,
                                                                                            1997                     1996
                                                                                                   (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                                    $6,076                   $5,117
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                                                41,389                   17,462
        Other                                                                              110,877                   21,278
    Special deposits                                                                        45,049                        -
                                                                                       -----------              -----------
           Total cash and cash equivalents                                                 203,391                   43,857
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.8 million in 1997 and $2.3 million in 1996)                                      71,910                   71,144
    Associated companies                                                                    46,166                   45,303
    Other                                                                                   10,282                    5,862
    Accrued unbilled revenues                                                               89,616                  104,764
  Fuel inventory - at average cost                                                          28,169                   57,319
  Materials and supplies - at average cost                                                  79,692                   72,976
  Rate deferrals                                                                            75,249                  153,141
  Deferred nuclear refueling outage costs                                                   24,335                   24,534
  Prepayments and other                                                                      8,647                   16,496
                                                                                       -----------              -----------
           Total                                                                           637,457                  595,396
                                                                                       -----------              -----------

Other Property and Investments:
  Investment in subsidiary companies - at equity                                            11,213                   11,211
  Decommissioning trust fund                                                               250,573                  203,274
  Other - at cost (less accumulated depreciation)                                            4,939                    5,058
                                                                                       -----------              -----------
           Total                                                                           266,725                  219,543
                                                                                       -----------              -----------

Utility Plant:
  Electric                                                                               4,650,065                4,578,728
  Property under capital leases                                                             53,843                   57,869
  Construction work in progress                                                            123,087                   83,524
  Nuclear fuel under capital lease                                                          92,621                   79,103
  Nuclear fuel                                                                                   -                   27,500
                                                                                       -----------              -----------
           Total                                                                         4,919,616                4,826,724
  Less - accumulated depreciation and amortization                                       2,116,826                1,976,204
                                                                                       -----------              -----------
           Utility plant - net                                                           2,802,790                2,850,520
                                                                                       -----------              -----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                                               -                   75,249
    SFAS 109 regulatory asset - net                                                        252,712                  244,767
    Unamortized loss on reacquired debt                                                     53,780                   56,664
    Other regulatory assets                                                                 79,461                   80,257
  Other                                                                                     13,952                   31,421
                                                                                       -----------              -----------
           Total                                                                           399,905                  488,358
                                                                                       -----------              -----------

           TOTAL                                                                        $4,106,877               $4,153,817
                                                                                       ===========              ===========
See Notes to Financial Statements.



                          ENTERGY ARKANSAS, INC.
                              BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDER'S EQUITY

                                                                                                     December 31,
                                                                                            1997                     1996
                                                                                                   (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                                        $60,650                  $32,465
  Notes payable                                                                                667                      667
  Accounts payable:
    Associated companies                                                                    59,438                   91,205
    Other                                                                                   76,405                   97,589
  Customer deposits                                                                         23,437                   21,800
  Taxes accrued                                                                             77,327                   54,194
  Accumulated deferred income taxes                                                         32,239                   70,506
  Interest accrued                                                                          28,826                   27,625
  Co-owner advances                                                                          7,666                   33,873
  Deferred fuel cost                                                                        16,244                    6,955
  Obligations under capital leases                                                          62,623                   53,012
  Other                                                                                     21,696                   17,967
                                                                                       -----------              -----------
           Total                                                                           467,218                  507,858
                                                                                       -----------              -----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                        759,489                  785,994
  Accumulated deferred investment tax credits                                              103,899                  108,307
  Obligations under capital leases                                                          83,841                   83,940
  Other                                                                                    169,884                  113,998
                                                                                       -----------              -----------
           Total                                                                         1,117,113                1,092,239
                                                                                       -----------              -----------

Long-term debt                                                                           1,244,860                1,255,388
Preferred stock with sinking fund                                                           31,027                   40,027
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                                          60,000                   60,000

Shareholder's Equity:
  Preferred stock without sinking fund                                                     116,350                  116,350
  Common stock, $0.01 par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares                                                                          470                      470
  Additional Paid-in capital                                                               590,134                  590,169
  Retained earnings                                                                        479,705                  491,316
                                                                                       -----------              -----------
           Total                                                                         1,186,659                1,198,305
                                                                                       -----------              -----------

Commitments and Contingencies (Notes 2, 9 and 10)

           TOTAL                                                                        $4,106,877               $4,153,817
                                                                                       ===========              ===========
See Notes to Financial Statements.

             ENTERGY ARKANSAS, INC.
         STATEMENTS OF RETAINED EARNINGS


                                                              For the Years Ended December 31,
                                                            1997         1996           1995
                                                                     (In Thousands)

Retained Earnings, January 1                               $491,316     $492,386       $491,799

  Add:
    Net income                                              127,977      157,798        172,080
    Increase in investment in subsidiary                          -           42              -
                                                           --------     --------       --------
        Total                                               127,977      157,840        172,080
                                                           --------     --------       --------

  Deduct:
    Dividends declared:
      Preferred stock                                        10,988       16,110         18,093
      Common stock                                          128,600      142,800        153,400
                                                           --------     --------       --------
        Total                                               139,588      158,910        171,493
                                                           --------     --------       --------

Retained Earnings, December 31 (Note 8)                    $479,705     $491,316       $492,386
                                                           ========     ========       ========


See Notes to Financial Statements.

                          ENTERGY ARKANSAS, INC.

              SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                                    1997        1996         1995         1994         1993
                                         (In Thousands)
Operating revenues               $1,715,714  $1,743,433   $1,648,233   $1,590,742   $1,591,568
Income before cumulative
  effect of accounting changes   $  127,977  $  157,798   $  136,665   $  142,263   $  155,110
Total assets                     $4,106,877  $4,153,817   $4,204,415   $4,292,215   $4,334,105
Long-term obligations (1)        $1,419,728  $1,439,355   $1,423,804   $1,446,940   $1,478,203

(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, preferred securities of subsidiary trust, and noncurrent capital lease obligations.

                                      1997          1996          1995          1994          1993
                                                             (In Thousands)
Electric Operating Revenues:
   Residential                      $551,821      $546,100       $542,862       $506,160      $528,734
   Commercial                        332,715       323,328        318,475        307,296       306,742
   Industrial                        372,083       364,943        362,854        338,988       336,856
   Governmental                       18,200        16,989         17,084         16,698        16,670
                                  --------------------------------------------------------------------
     Total retail                  1,274,819     1,251,360      1,241,275      1,169,142     1,189,002
   Sales for resale
     Associated companies            213,845       248,211        178,885        212,314       175,784
     Non-associated companies        215,249       207,887        195,844        182,920       203,696
   Other                              11,801        35,975         32,229         26,366        23,086
                                  --------------------------------------------------------------------
     Total                        $1,715,714    $1,743,433     $1,648,233     $1,590,742    $1,591,568
                                  ====================================================================
Billed Electric Energy
 Sales (GWH):
   Residential                         5,988         6,023          5,868          5,522         5,680
   Commercial                          4,445         4,390          4,267          4,147         4,067
   Industrial                          6,647         6,487          6,314          5,941         5,690
   Governmental                          239           234            243            231           230
                                  --------------------------------------------------------------------
     Total retail                     17,319        17,134         16,692         15,841        15,667
   Sales for resale
     Associated companies              9,557        10,471          8,386         10,591         8,307
     Non-associated companies          6,828         6,720          5,066          4,906         5,643
                                  --------------------------------------------------------------------
     Total                            33,704        34,325         30,144         31,338        29,617
                                  ====================================================================

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy Gulf States, Inc.


      We have audited the accompanying balance sheets of Entergy Gulf States, Inc. (formerly Gulf States Utilities Company) as of December 31, 1997 and 1996, and the related statements of income (loss), retained earnings and cash flows for each of the three years in the period ended
December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

      As discussed in Note 1 to the consolidated financial statements, at January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".



COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
March 4, 1998

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Net income increased in 1997 due to (i) the $146 million net of tax receipt of funds and property resulting from the settlement of the Cajun litigation, and (ii) the 1996 net of tax write-off of $174 million of River Bend rate deferrals required by the adoption of SFAS 121. These increases were partially offset by (i) the 1997 $227 million net of tax reserve for regulatory adjustments; (ii) the 1997 net of tax write-off of $7.4 million of previously deferred radioactive waste facility costs; and (iii) the 1996 reversal of the Cajun-River Bend litigation accrual. Excluding the effects of the settlement of the Cajun litigation, the 1997 and 1996 write-offs, the reserve for regulatory adjustments, and the accrual reversal, net income for 1997 would have increased approximately $11 million due to an increase in electric operating revenues.

      Net income decreased in 1996 primarily due to the write-off of rate deferrals, offset by the reversal of the Cajun-River Bend litigation accrual as discussed above. Excluding the River Bend rate deferrals and the Cajun-River Bend litigation accrual, net income for 1996 would have increased slightly due to an increase in electric operating revenues and a decrease in other operation and maintenance expenses.

      Significant factors affecting the results of operations and causing variances between the years 1997 and 1996, and between the years 1996 and 1995, are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      See "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON", following the financial statements, for information on operating revenues by source and KWH sales.

     The changes in electric operating revenues for the twelve months ended December 31, 1997 and 1996 are as follows:

                                            Increase/(Decrease)
            Description                      1997          1996
                                                (In Millions)

Change in base revenues                    ($103.8)      ($60.3)
Fuel cost recovery                            66.8        152.0
Sales volume/weather                          46.2         65.1
Other revenue (including unbilled)           151.1         12.8
Sales for resale                             (24.8)       (32.6)
                                            ------       ------
Total                                       $135.5       $137.0
                                            ======       ======

     Electric operating revenues increased in 1997 as a result of increased other revenue, increased fuel adjustment revenues, which do not affect net income, and increased sales volume. These increases were partially offset by a decrease in base revenues and sales for resale. Other revenue increased due to the gain on the Cajun Settlement for Cajun's 30% of property associated with River Bend. Fuel adjustment revenues increased due to a PUCT order that approved recovery of under-recovered fuel expenses. Sales volume increased primarily due to an increase in sales to industrial customers, in particular, certain cogeneration customers who purchased electricity from Entergy Gulf States for less than their production cost. Base revenues decreased in 1997 due to the reserve for regulatory adjustments, the provision for rate reductions implemented for Louisiana retail customers in November 1996 and February 1997, aggressive pricing strategies for targeted customer segments, and a change in the

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

sales mix from residential customers to industrial customers. Sales for resale decreased due to decreased sales to both associated and non-associated
companies.   During  the  fourth  quarter  of  1997,  Entergy  Gulf  States
established  reserves  for  potential  regulatory  adjustments   based   on
management's estimates of the financial effect of potential adverse rulings in connection with the River Bend plant-related costs and pending rate proceedings in Texas. See Note 2 for further discussion of the PUCT order related to under-recovered fuel expenses, the River Bend plant-related costs, and other pending rate proceedings.

      Gas operating revenues increased in 1997 due to an increase in the fuel factor granted by the LPSC. This increase permits recovery of previously deferred gas costs. The increase in gas operating revenues was offset by a decrease in steam operating revenues due to a change in a customer contract in 1997 and an increase in customer requirements in 1996.

      Electric operating revenues increased in 1996 primarily due to increased fuel adjustment revenues, which do not affect net income, increased customers, and increased customer usage. These increases were partially offset by rate reductions in effect for both Texas and Louisiana retail customers and increased base revenues for 1995. Base revenues also increased in 1995 as a result of rate refund reserves established in 1994, which were subsequently reduced as a result of an amended PUCT order. Sales for resale to associated companies decreased as a result of changes in generation availability and requirements among the domestic utility companies.

     Gas operating revenues and steam operating revenues increased for 1996 primarily due to higher fuel prices and increased usage.

Expenses

     Operating expenses increased slightly in 1997 due to increases in fuel and purchased power expenses and in the amortization of rate deferrals, partially offset by decreased other operation and maintenance expenses resulting from the Cajun settlement. Fuel and purchased power expenses increased due to increased gas usage and increased energy requirements resulting from higher sales volume. Amortization of rate deferrals increased based on the LPSC-approved River Bend phase-in plan. See Note 2 for further discussion. The decrease in other operation and maintenance expenses was partially offset by the write-off of radioactive waste facility costs.

      Operating  expenses  increased in 1996 as a  result  of  higher  fuel expenses,  including  purchased  power, partially  offset  by  lower  other operation and maintenance expenses. Fuel and purchase power expenses, taken together, increased because of higher gas prices and increased energy requirements resulting from higher sales volume. Other operation and maintenance expenses decreased primarily due to lower payroll-related expenses associated with restructuring programs accrued for in 1995.

Other

     Other income decreased in 1997 due to the reserve for other regulatory adjustments, partially offset by the 1997 settlement of the Cajun litigation and the 1996 write-off of River Bend rate deferrals. Interest expense decreased in 1997 due to the retirement of long-term debt.

      Other income decreased in 1996 due to the write-off of River Bend rate deferrals pursuant to the adoption of SFAS 121. See Note 2 for further discussion. This decrease was partially offset by the Cajun-River Bend litigation accrual reversal.

      The effective income tax rates for 1997, 1996, and 1995 were 27.2%, 104.0%, and 35.3%, respectively. The decrease in the effective income tax rate in 1997 is due to a decrease in regulatory operating reserves which receive flow through treatment in 1997 and the $194.5 million River Bend SFAS 121 write-off in 1996. The change in effective income tax rates in 1996 is primarily due to the River Bend SFAS 121 write-off of $194.5 million in January 1996.


                 ENTERGY GULF STATES, INC.
                STATEMENTS OF INCOME (LOSS)

                                                                         For the Years Ended December 31,
                                                                        1997           1996           1995
                                                                                   (In Thousands)
Operating Revenues:
  Electric                                                           $2,061,511     $1,925,988     $1,788,964
  Natural gas                                                            42,654         34,050         23,715
  Steam products                                                         43,664         59,143         49,295
                                                                     ----------     ----------     ----------
        Total                                                         2,147,829      2,019,181      1,861,974
                                                                     ----------     ----------     ----------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses, and
     gas purchased for resale                                           560,104        520,065        516,812
    Purchased power                                                     327,037        295,960        169,767
    Nuclear refueling outage expenses                                    10,829          8,660         10,607
    Other operation and maintenance                                     316,253        402,719        432,647
  Depreciation, amortization, and decommissioning                       214,644        206,070        202,224
  Taxes other than income taxes                                         109,572        102,170        102,228
  Other regulatory charges (credits)                                    (26,611)       (25,317)       (24,359)
  Amortization of rate deferrals                                        105,455         96,956         90,384
                                                                     ----------     ----------     ----------
        Total                                                         1,617,283      1,607,283      1,500,310
                                                                     ----------     ----------     ----------

Operating Income                                                        530,546        411,898        361,664
                                                                     ----------     ----------     ----------

Other Income (Deductions):
  Allowance for equity funds used
    during construction                                                   2,211          2,618          1,125
  Write-off of River Bend rate deferrals                                      -       (194,498)             -
  Miscellaneous - net                                                  (272,135)        69,841         22,573
                                                                     ----------     ----------     ----------
        Total                                                          (269,924)      (122,039)        23,698
                                                                     ----------     ----------     ----------

Interest Charges:
  Interest on long-term debt                                            163,146        181,071        191,341
  Other interest - net                                                   10,026         12,819          8,884
  Distributions on preferred securities of subsidiary trust               6,901              -              -
  Allowance for borrowed funds used
    during construction                                                  (1,829)        (2,235)        (1,026)
                                                                     ----------     ----------     ----------
        Total                                                           178,244        191,655        199,199
                                                                     ----------     ----------     ----------

Income Before Income Taxes                                               82,378         98,204        186,163

Income Taxes                                                             22,402        102,091         63,244
                                                                     ----------     ----------     ----------

Net Income (Loss)                                                        59,976         (3,887)       122,919

Preferred and Preference Stock
  Dividend Requirements and Other                                        23,865         28,505         29,643
                                                                     ----------     ----------     ----------

Earnings (Loss) Applicable to Common Stock                              $36,111       ($32,392)       $93,276
                                                                     ==========     ==========     ==========
See Notes to Financial Statements.

                   ENTERGY GULF STATES, INC.
                    STATEMENTS OF CASH FLOWS
                                                                         For the Years Ended December 31,
                                                                        1997          1996          1995
                                                                                  (In Thousands)
Operating Activities:
  Net income (loss)                                                     $59,976       ($3,887)       $122,919
  Noncash items included in net income (loss):
    Write-off of River Bend rate deferrals                                    -       194,498               -
    Gain on Cajun Settlement                                           (246,022)            -               -
    Reserve for regulatory adjustments                                  381,285             -               -
    Amortization of rate deferrals                                      105,455        96,956          90,384
    Other regulatory charges (credits)                                  (26,611)      (25,317)        (24,359)
    Depreciation, amortization, and decommissioning                     214,644       206,070         202,224
    Deferred income taxes and investment tax credits                    (52,486)      101,380          63,231
    Allowance for equity funds used during construction                  (2,211)       (2,618)         (1,125)
  Changes in working capital:
    Receivables                                                         (19,679)        3,691          40,193
    Fuel inventory                                                        7,382       (12,868)         (6,357)
    Accounts payable                                                     16,999       (26,706)         (4,820)
    Taxes accrued                                                        12,171        (1,266)         24,935
    Interest accrued                                                     (4,497)       (7,186)          1,510
    Reserve for rate refund                                                   -             -         (56,972)
    Deferred fuel                                                       (46,254)      (68,349)        (24,840)
    Other working capital accounts                                      (11,765)      (70,775)        (16,079)
  Decommissioning trust contributions and realized
    change in trust assets                                               (9,540)       (7,436)         (9,513)
  Provision for estimated losses and reserves                            (5,852)       (1,885)         10,119
  Proceeds from settlement of Cajun litigation                          102,299             -               -
  Other                                                                  (8,970)      (51,947)        (10,696)
                                                                     ----------    ----------      ----------
    Net cash flow provided by operating activities                      466,324       322,355         400,754
                                                                     ----------    ----------      ----------

Investing Activities:
  Construction expenditures                                            (132,566)     (154,993)       (185,944)
  Allowance for equity funds used during construction                     2,211         2,618           1,125
  Nuclear fuel purchases                                                (25,522)      (25,124)         (1,425)
  Proceeds from sale/leaseback of nuclear fuel                           25,522        26,523             542
                                                                     ----------    ----------      ----------
    Net cash flow used in investing activities                         (130,355)     (150,976)       (185,702)
                                                                     ----------    ----------      ----------

Financing Activities:
  Proceeds from the issuance of:
    Long-term debt                                                            -           780           2,277
    Preferred securities of subsidiary trust                             82,323             -               -
  Retirement of:
    First mortgage bonds                                               (132,240)     (195,417)              -
    Other long-term debt                                                (50,865)      (50,425)        (50,425)
  Redemption of preferred and preference stock                          (93,367)      (10,179)         (7,283)
  Dividends paid:
    Common stock                                                        (77,200)            -               -
    Preferred and preference stock                                      (21,862)      (28,336)        (29,661)
                                                                     ----------    ----------      ----------
    Net cash flow used in financing activities                         (293,211)     (283,577)        (85,092)
                                                                     ----------    ----------      ----------

Net increase (decrease) in cash and cash equivalents                     42,758      (112,198)        129,960

Cash and cash equivalents at beginning of period                        122,406       234,604         104,644
                                                                     ----------    ----------      ----------

Cash and cash equivalents at end of period                             $165,164      $122,406        $234,604
                                                                     ==========    ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                               $167,642      $189,962        $187,918
    Income taxes                                                        $50,477          $285            $208
  Noncash investing and financing activities:
    Change in unrealized appreciation of
      decommissioning trust assets                                       $3,939        $1,604          $2,121
  Net assets acquired from Cajun settlement                            $319,056             -               -

See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                              BALANCE SHEETS
                                  ASSETS
                                                                                                     December 31,
                                                                                            1997                     1996
                                                                                                   (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                                   $10,549                   $6,573
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                                                37,389                   45,234
        Other                                                                              117,226                   70,599
                                                                                        ----------               ----------
           Total cash and cash equivalents                                                 165,164                  122,406
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.8 million in 1997 and $2.0 million in 1996)                                      99,762                   87,883
    Associated companies                                                                     9,024                    2,777
    Other                                                                                   32,837                   30,758
    Accrued unbilled revenues                                                               74,825                   75,351
  Deferred fuel costs                                                                      145,757                   99,503
  Accumulated deferred income taxes                                                         22,093                   56,714
  Fuel inventory - at average cost                                                          37,627                   45,009
  Materials and supplies - at average cost                                                 104,690                   86,157
  Rate deferrals                                                                            21,749                  105,456
  Prepayments and other                                                                     21,680                   16,321
                                                                                        ----------               ----------
           Total                                                                           735,208                  728,335
                                                                                        ----------               ----------

Other Property and Investments:
  Decommissioning trust fund                                                               187,462                   41,983
  Other - at cost (less accumulated depreciation)                                          176,953                   38,358
                                                                                        ----------               ----------
           Total                                                                           364,415                   80,341
                                                                                        ----------               ----------

Utility Plant:
  Electric                                                                               7,168,668                7,040,654
  Natural Gas                                                                               47,656                   45,443
  Steam products                                                                            82,289                   81,743
  Property under capital leases                                                             67,946                   72,800
  Construction work in progress                                                             90,333                  112,137
  Nuclear fuel under capital lease                                                          54,390                   49,833
  Nuclear fuel                                                                              23,051                        -
                                                                                        ----------               ----------
           Total                                                                         7,534,333                7,402,610
  Less - accumulated depreciation and amortization                                       2,996,147                2,827,275
                                                                                        ----------               ----------
           Utility plant - net                                                           4,538,186                4,575,335
                                                                                        ----------               ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                                          98,410                  120,158
    SFAS 109 regulatory asset - net                                                        376,275                  372,817
    Unamortized loss on reacquired debt                                                     48,417                   54,761
    Other regulatory assets                                                                 86,819                   87,429
    Long-term receivables                                                                   36,984                  216,082
  Other                                                                                    203,923                  185,921
                                                                                        ----------               ----------
           Total                                                                           850,828                1,037,168
                                                                                        ----------               ----------

           TOTAL                                                                        $6,488,637               $6,421,179
                                                                                        ==========               ==========
See Notes to Financial Statements.


                        ENTERGY GULF STATES, INC.
                              BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDER'S EQUITY
                                                                                                     December 31,
                                                                                            1997                     1996
                                                                                                   (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                                       $190,890                 $160,865
  Accounts payable:
    Associated companies                                                                    48,726                   55,630
    Other                                                                                  109,444                   85,541
  Customer deposits                                                                         30,311                   25,572
  Taxes accrued                                                                             48,318                   36,147
  Interest accrued                                                                          45,154                   49,651
  Nuclear refueling reserve                                                                  3,386                   12,354
  Obligations under capital leases                                                          30,280                   39,110
  Other                                                                                     17,646                   18,186
                                                                                        ----------               ----------
           Total                                                                           524,155                  483,056
                                                                                        ----------               ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                      1,124,644                1,190,666
  Accumulated deferred investment tax credits                                              215,438                  219,188
  Obligations under capital leases                                                          92,055                   83,524
  Deferred River Bend finance charges                                                        9,330                   33,688
  Other                                                                                    914,079                  539,752
                                                                                        ----------               ----------
           Total                                                                         2,355,546                2,066,818
                                                                                        ----------               ----------

Long-term debt                                                                           1,702,719                1,915,346
Preferred stock with sinking fund                                                           68,978                   77,459
Preference stock                                                                           150,000                  150,000
Company - obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely junior subordinated deferrable debentures                                        85,000                        -


Shareholder's Equity:
  Preferred stock without sinking fund                                                      51,444                  136,444
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares                                                                             114,055                  114,055
  Additional paid-in capital                                                             1,152,575                1,152,689
  Retained earnings                                                                        284,165                  325,312
                                                                                        ----------               ----------
           Total                                                                         1,602,239                1,728,500
                                                                                        ----------               ----------

Commitments and Contingencies (Notes 2, 9 and 10)

           TOTAL                                                                        $6,488,637               $6,421,179
                                                                                        ==========               ==========
See Notes to Financial Statements.


            ENTERGY GULF STATES, INC.
         STATEMENTS OF RETAINED EARNINGS


                                                              For the Years Ended December 31,
                                                            1997         1996           1995
                                                                     (In Thousands)

Retained Earnings, January 1                               $325,312     $357,704       $264,626

  Add:
    Net income (loss)                                        59,976       (3,887)       122,919

  Deduct:
    Dividends declared:
     Preferred and preference stock                          21,862       28,336         29,482
     Common stock                                            77,200            -              -
    Preferred and preference stock
      redemption and other                                    2,061          169            359
                                                           --------     --------       --------
        Total                                               101,123       28,505         29,841
                                                           --------     --------       --------

Retained Earnings, December 31 (Note 8)                    $284,165     $325,312       $357,704
                                                           ========     ========       ========

See Notes to Financial Statements.

                ENTERGY GULF STATES, INC. AND SUBSIDIARIES

              SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                                1997        1996          1995        1994         1993
                                                      (In Thousands)
Operating revenues          $2,147,829   $2,019,181   $ 1,861,974  $1,797,365   $1,827,620
Net income (loss)           $   59,976   $   (3,887)  $   122,919  $  (82,755)  $   69,461
Total assets                $6,488,637   $6,421,179   $ 6,861,058  $6,843,461   $7,137,351
Long-term obligations (1)   $2,098,752   $2,226,329   $ 2,521,203  $2,689,042   $2,772,002

 (1) Includes long-term debt (excluding currently maturing debt), preferred and preference stock with sinking fund, preferred securities of subsidiary trust, and noncurrent capital lease obligations.

                                  1997          1996         1995         1994         1993
                                                        (In Thousands)
Electric Operating Revenues:
   Residential                    $624,862     $612,398      $573,566      $569,997     $585,799
   Commercial                      452,724      444,133       412,601       414,929      415,267
   Industrial                      740,418      685,178       604,688       626,047      650,230
   Governmental                     33,774       31,023        25,042        25,242       26,118
                                ----------------------------------------------------------------
     Total retail                1,851,778    1,772,732     1,615,897     1,636,215    1,677,414
   Sales for resale
     Associated companies           14,260       20,783        62,431        45,263            -
     Non-associated companies       57,936       76,173        67,103        52,967       31,898
   Other (1)                       137,537       56,300        43,533       (15,244)      38,649
                                ----------------------------------------------------------------
     Total                      $2,061,511   $1,925,988    $1,788,964    $1,719,201   $1,747,961
                                ================================================================
Billed Electric Energy
 Sales (GWH):
   Residential                       8,178        8,035         7,699         7,351        7,192
   Commercial                        6,575        6,417         6,219         6,089        5,711
   Industrial                       18,038       16,661        15,393        15,026       14,294
   Governmental                        481          438           311           297          296
                                ----------------------------------------------------------------
     Total retail                   33,272       31,551        29,622        28,763       27,493
   Sales for resale
     Associated companies              414          656         2,935         1,866            -
     Non-associated companies        1,503        2,148         2,212         1,650          666
                                ----------------------------------------------------------------
     Total Electric Department      35,189       34,355        34,769        32,279       28,159
                                ================================================================

(1) 1994 includes the effects of an Entergy Gulf States reserve for rate refund.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy Louisiana, Inc.


      We have audited the accompanying balance sheets of Entergy Louisiana, Inc. (formerly Louisiana Power & Light Company) as of December 31, 1997 and 1996, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
March 4, 1998

                          ENTERGY LOUISIANA, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

      Net income decreased in 1997 primarily due to a decrease in electric operating revenues and an increase in other operation and maintenance expenses, partially offset by lower income taxes.

     Net income decreased in 1996 primarily due to a decrease in base rate revenues, partially offset by decreases in other operation and maintenance expenses and lower interest charges.

      Significant factors affecting the results of operations and causing variances between the years 1997 and 1996, and between the years 1996 and 1995, are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      See "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON", following the financial statements, for information on operating revenues by source and KWH sales.

     The changes in electric operating revenues for the twelve months ended December 31, 1997 and 1996 are as follows:

                                             Increase/(Decrease)
             Description                      1997          1996
                                                 (In Millions)

Change in base revenues                      ($26.9)       ($36.4)
Fuel cost recovery                             29.7         160.2
Sales volume/weather                          (23.8)         19.7
Other revenue (including unbilled)                -           3.9
Sales for resale                               (4.6)          6.6
                                             ------        ------
Total                                        ($25.6)       $154.0
                                             ======        ======

     Electric operating revenues decreased in 1997 primarily as a result of a decrease in base revenues and lower sales volume, partially offset by higher fuel adjustment revenues, which do not affect net income. Base revenues decreased due to base rate reductions that became effective in the third quarters of 1996 and 1997. Sales volume decreased because of milder weather during the first half of 1997 and the loss of a large industrial customer as well as substantially lower sales to another large industrial customer in 1997 due to customer cogeneration. Fuel adjustment revenues increased due to shifting generation requirements as a result of the extended Waterford 3 refueling outage.

      Electric operating revenues increased in 1996 due primarily to higher fuel adjustment revenues, which do not affect net income, and to higher sales volume, primarily due to modest growth in the number of customers. These increases were partially offset by the impact of base rate reductions ordered in the second quarters of 1995 and 1996, and by a settlement of related rate issues during the fourth quarter of 1995.

                          ENTERGY LOUISIANA, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Expenses

      Operating expenses increased in 1997 primarily due to increases in fuel and purchased power expenses and other operation and maintenance expenses. Fuel and purchased power expenses increased primarily due to shifting generation requirements resulting from the extended refueling outage at the Waterford 3 nuclear plant, partially offset by lower fuel prices. Other operation and maintenance expenses increased due primarily to the write-off of previously deferred radioactive waste facility costs. Also contributing to the increase in other operation and maintenance expenses were nonfueling outage related contract work at Waterford 3 as well as maintenance performed at Waterford 3 and expenses related to fire damage sustained at the Little Gypsy fossil plant in September 1997.

      Operating expenses increased in 1996 primarily due to increases in fuel and purchased power expenses, higher depreciation, and higher taxes other than income taxes. These increases were partially offset by a decrease in other operation and maintenance expenses as a result of restructuring charges recorded in 1995 and by the recording of rate deferrals in 1996, as discussed below. The increase in fuel and purchased power expenses is due to both higher gas costs and higher sales volume. Depreciation expense increased due to capital improvements to transmission lines and substations and due to an increase in the depreciation rate associated with Waterford 3. Taxes other than income taxes increased largely as a result of the expiration of Waterford 3's local property tax exemption in December 1995. This increase was offset for the first six months of 1996 by the recording of the LPSC-approved rate deferral for these taxes as discussed in Note 2.

Other

      Interest charges on long-term debt decreased for 1996 and 1997 due to the retirement and refinancing of higher-cost long-term debt.

      The effective income tax rates for 1997, 1996, and 1995 were 41.1%, 38.3%, and 36.8%, respectively. The increase in 1997 is primarily due to decreased amortization of deferred income taxes on property fully depreciated for income tax purposes. The effective income tax rate for 1996 was relatively unchanged from 1995.

                  ENTERGY LOUISIANA, INC.
                    STATEMENTS OF INCOME

                                                                         For the Years Ended December 31,
                                                                        1997           1996           1995
                                                                                 (In Thousands)
Operating Revenues                                                   $1,803,272     $1,828,867     $1,674,875
                                                                     ----------     ----------     ----------

Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                                     429,823        419,331        300,015
     Purchased power                                                    413,532        403,322        351,583
     Nuclear refueling outage expenses                                   18,634         15,885         17,675
     Other operation and maintenance                                    318,856        297,667        311,535
  Depreciation, amortization, and decommissioning                       172,035        167,779        161,023
  Taxes other than income taxes                                          71,558         72,329         55,867
  Other regulatory charges (credits)                                      5,505         (3,752)             -
  Amortization of rate deferrals                                          5,749         19,860         28,422
                                                                     ----------     ----------     ----------
        Total                                                         1,435,692      1,392,421      1,226,120
                                                                     ----------     ----------     ----------

Operating Income                                                        367,580        436,446        448,755
                                                                     ----------     ----------     ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                                    1,149            862          1,950
  Miscellaneous - net                                                      (517)         2,933          2,831
                                                                     ----------     ----------     ----------
        Total                                                               632          3,795          4,781
                                                                     ----------     ----------     ----------

Interest Charges:
  Interest on long-term debt                                            116,715        122,604        129,691
  Other interest - net                                                    5,885          6,938          7,210
  Distributions on preferred securities of subsidiary trust               6,300          2,870              -
  Allowance for borrowed funds used
   during construction                                                   (1,410)        (1,493)        (2,016)
                                                                     ----------     ----------     ----------
        Total                                                           127,490        130,919        134,885
                                                                     ----------     ----------     ----------

Income Before Income Taxes                                              240,722        309,322        318,651

Income Taxes                                                             98,965        118,560        117,114
                                                                     ----------     ----------     ----------

Net Income                                                              141,757        190,762        201,537

Preferred Stock Dividend Requirements
  and Other                                                              13,355         19,947         21,307
                                                                     ----------     ----------     ----------

Earnings Applicable to Common Stock                                    $128,402       $170,815       $180,230
                                                                     ==========     ==========     ==========

See Notes to Financial Statements.

                    ENTERGY LOUISIANA, INC.
                    STATEMENTS OF CASH FLOWS
                                                                         For the Years Ended December 31,
                                                                        1997          1996          1995
                                                                                  (In Thousands)
Operating Activities:
  Net income                                                           $141,757      $190,762        $201,537
  Noncash items included in net income:
    Amortization of rate deferrals                                        5,749        19,860          28,422
    Other regulatory charges (credits)                                    5,505        (3,752)              -
    Depreciation, amortization, and decommissioning                     172,035       167,779         161,023
    Deferred income taxes and investment tax credits                    (15,456)       18,809           2,450
    Allowance for equity funds used during construction                  (1,149)         (862)         (1,950)
  Changes in working capital:
    Receivables                                                           2,445        (4,889)         (8,069)
    Accounts payable                                                      9,140        22,838           4,420
    Taxes accrued                                                        17,853       (11,222)         20,472
    Interest accrued                                                    (14,678)        5,047           1,215
    Other working capital accounts                                       19,329       (26,831)        (16,993)
  Decommissioning trust contributions and realized
    change in trust assets                                              (11,191)      (11,620)         (9,180)
  Provision for estimated losses and reserves                             3,986         3,240          (1,996)
  Other                                                                   5,801       (17,488)          3,306
                                                                     ----------    ----------      ----------
    Net cash flow provided by operating activities                      341,126       351,671         384,657
                                                                     ----------    ----------      ----------

Investing Activities:
  Construction expenditures                                             (84,767)     (103,187)       (120,244)
  Allowance for equity funds used during construction                     1,149           862           1,950
  Nuclear fuel purchases                                                (43,332)            -         (44,707)
  Proceeds from sale/leaseback of nuclear fuel                           43,332             -          47,293
                                                                     ----------    ----------      ----------
    Net cash flow used in investing activities                          (83,618)     (102,325)       (115,708)
                                                                     ----------    ----------      ----------

Financing Activities:
  Proceeds from the issuance of:
    First mortgage bonds                                                      -       113,994               -
    Other long-term debt                                                      -             -          16,577
    Preferred securities of subsidiary trust                                  -        67,795               -
  Retirement of:
    First mortgage bonds                                                (34,000)     (130,000)        (75,000)
    Other long-term debt                                                   (288)         (270)           (308)
  Redemption of preferred stock                                          (7,500)      (67,824)        (11,256)
  Changes in short-term borrowings - net                                (31,066)      (45,393)         49,305
  Dividends paid:
    Common stock                                                       (145,400)     (179,200)       (221,500)
    Preferred stock                                                     (13,251)      (19,072)        (21,115)
                                                                     ----------    ----------      ----------
    Net cash flow used in financing activities                         (231,505)     (259,970)       (263,297)
                                                                     ----------    ----------      ----------

Net increase (decrease) in cash and cash equivalents                     26,003       (10,624)          5,652

Cash and cash equivalents at beginning of period                         23,746        34,370          28,718
                                                                     ----------    ----------      ----------

Cash and cash equivalents at end of period                              $49,749       $23,746         $34,370
                                                                     ==========    ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest - net of amount capitalized                              $132,199      $118,007        $128,485
     Income taxes                                                       $68,323      $125,924         $96,066
   Noncash investing and financing activities:
     Acquisition of nuclear fuel                                                      $32,685
                                                                              -                            -
     Change in unrealized appreciation of
        decommissioning trust assets                                     $3,432          $301          $2,304

 See Notes to Financial Statements.

                         ENTERGY LOUISIANA, INC.
                              BALANCE SHEETS
                                  ASSETS
                                                                                                     December 31,
                                                                                            1997                     1996
                                                                                                   (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                                    $5,148                   $1,804
    Temporary cash investments - at cost,
      which approximates market                                                             44,601                   21,942
                                                                                        ----------               ----------
           Total cash and cash equivalents                                                  49,749                   23,746
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.2 million in 1997 and $1.4 million in 1996)                                      69,566                   73,823
    Associated companies                                                                    15,035                   11,606
    Other                                                                                    7,441                    7,053
    Accrued unbilled revenues                                                               61,874                   63,879
  Deferred fuel costs                                                                            -                   18,347
  Accumulated deferred income taxes                                                         10,994                    1,465
  Materials and supplies - at average cost                                                  82,850                   78,449
  Rate deferrals                                                                                 -                    5,749
  Deferred nuclear refueling outage costs                                                   27,176                    5,300
  Prepaid income tax                                                                             -                   24,651
  Prepayments and other                                                                     10,793                   10,234
                                                                                        ----------               ----------
           Total                                                                           335,478                  324,302
                                                                                        ----------               ----------

Other Property and Investments:
  Nonutility property                                                                       22,525                   22,525
  Decommissioning trust fund                                                                65,104                   50,481
  Investment in subsidiary companies - at equity                                            14,230                   14,230
                                                                                        ----------               ----------
           Total                                                                           101,859                   87,236
                                                                                        ----------               ----------

Utility Plant:
  Electric                                                                               5,058,130                4,997,456
  Property under capital leases                                                            233,513                  232,582
  Construction work in progress                                                             52,632                   56,180
  Nuclear fuel under capital lease                                                          57,811                   38,157
  Nuclear fuel                                                                               1,560                   34,191
                                                                                        ----------               ----------
           Total                                                                         5,403,646                5,358,566
  Less - accumulated depreciation and amortization                                       2,021,392                1,881,847
                                                                                        ----------               ----------
           Utility plant - net                                                           3,382,254                3,476,719
                                                                                        ----------               ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                                                        278,234                  295,836
    Unamortized loss on reacquired debt                                                     33,468                   37,552
    Other regulatory assets                                                                 29,991                   30,320
  Other                                                                                     14,116                   27,313
                                                                                        ----------               ----------
           Total                                                                           355,809                  391,021
                                                                                        ----------               ----------

           TOTAL                                                                        $4,175,400               $4,279,278
                                                                                        ==========               ==========
See Notes to Financial Statements.



                         ENTERGY LOUISIANA, INC.
                              BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDER'S EQUITY
                                                                                                     December 31,
                                                                                            1997                     1996
                                                                                                   (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                                        $35,300                  $34,275
  Notes payable - associated companies                                                           -                   31,066
  Accounts payable:
    Associated companies                                                                    43,508                   73,389
    Other                                                                                   95,886                   89,550
  Customer deposits                                                                         55,331                   59,070
  Taxes accrued                                                                             25,243                    7,390
  Interest accrued                                                                          34,571                   49,249
  Dividends declared                                                                         3,253                    3,489
  Deferred fuel costs                                                                        3,268                        -
  Obligations under capital leases                                                          29,232                   28,000
  Other                                                                                      8,578                    4,940
                                                                                        ----------               ----------
           Total                                                                           334,170                  380,418
                                                                                        ----------               ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                        813,748                  831,093
  Accumulated deferred investment tax credits                                              134,276                  139,899
  Obligations under capital leases                                                          28,579                   10,156
  Deferred interest - Waterford 3 lease obligation                                          17,799                   16,809
  Other                                                                                    119,519                  114,665
                                                                                        ----------               ----------
           Total                                                                         1,113,921                1,112,622
                                                                                        ----------               ----------

Long-term debt                                                                           1,338,464                1,373,233
Preferred stock with sinking fund                                                           85,000                   92,500
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                                          70,000                   70,000

Shareholder's Equity:
  Preferred stock without sinking fund                                                     100,500                  100,500
  Common stock, no par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares                                                                   1,088,900                1,088,900
  Capital stock expense and other                                                           (2,321)                  (2,659)
  Retained earnings                                                                         46,766                   63,764
                                                                                        ----------               ----------
           Total                                                                         1,233,845                1,250,505
                                                                                        ----------               ----------

Commitments and Contingencies (Notes 2, 9 and 10)

           TOTAL                                                                        $4,175,400               $4,279,278
                                                                                        ==========               ==========
See Notes to Financial Statements.


             ENTERGY LOUISIANA, INC.
         STATEMENTS OF RETAINED EARNINGS


                                                              For the Years Ended December 31,
                                                            1997         1996           1995
                                                                     (In Thousands)

Retained Earnings, January 1                                $63,764      $72,150       $113,420

  Add:
    Net income                                              141,757      190,762        201,537

  Deduct:
    Dividends declared:
      Preferred stock                                        13,016       17,412         20,775
      Common stock                                          145,400      179,200        221,500
    Capital stock expenses                                      339        2,536            532
                                                           --------     --------       --------
        Total                                               158,755      199,148        242,807
                                                           --------     --------       --------

Retained Earnings, December 31 (Note 8)                     $46,766      $63,764        $72,150
                                                           ========     ========       ========


See Notes to Financial Statements.

                          ENTERGY LOUISIANA, INC.

              SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                               1997            1996        1995        1994        1993
                                           (In Thousands)
Operating revenues          $1,803,272    $ 1,828,867   $1,674,875  $1,710,415  $1,731,541
Net income                  $  141,757    $   190,762   $  201,537  $  213,839  $  188,808
Total assets                $4,175,400    $ 4,279,278   $4,331,523  $4,435,439  $4,463,998
Long-term obligations (1)   $1,522,043    $ 1,545,889   $1,528,542  $1,530,558  $1,611,436

(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, preferred securities of subsidiary trust, and noncurrent capital lease obligations.

                                 1997          1996          1995          1994          1993
                                                         (In Thousands)
Electric Operating Revenues:
   Residential                   $606,173      $609,308       $583,373       $577,084      $572,738
   Commercial                     379,131       374,515        353,582        358,672       345,254
   Industrial                     708,356       727,505        641,196        659,061       652,574
   Governmental                    34,171        33,621         31,616         31,679        29,723
                               --------------------------------------------------------------------
     Total retail               1,727,831     1,744,949      1,609,767      1,626,496     1,600,289
   Sales for resale
     Associated companies           3,817         5,065          1,178            352         4,849
     Non-associated companies      55,345        58,685         48,987         36,928        46,414
   Other                           16,279        20,168         14,943         46,639        79,989
                               --------------------------------------------------------------------
     Total                     $1,803,272    $1,828,867     $1,674,875     $1,710,415    $1,731,541
                               ====================================================================
Billed Electric Energy
 Sales (GWH):
   Residential                      7,826         7,893          7,855          7,449         7,368
   Commercial                       4,906         4,846          4,786          4,631         4,435
   Industrial                      16,390        17,647         16,971         16,561        15,914
   Governmental                       460           457            439            423           398
                               --------------------------------------------------------------------
     Total retail                  29,582        30,843         30,051         29,064        28,115
   Sales for resale
     Associated companies             104           143             44             10           112
     Non-associated companies         805           982          1,293            776         1,213
                               --------------------------------------------------------------------
     Total                         30,491        31,968         31,388         29,850        29,440
                               ====================================================================

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy Mississippi, Inc.


       We have audited the accompanying balance sheets of Entergy Mississippi, Inc. (formerly Mississippi Power & Light Company) as of December 31, 1997 and 1996, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended
December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
March 4, 1998

                         ENTERGY MISSISSIPPI, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

      Net income decreased in 1997 as a result of a decrease in electric operating revenues and an increase in other operation and maintenance expenses, partially offset by lower income taxes.

      Net income increased in 1996 primarily due to reduced other operation and maintenance expenses, partially offset by higher income taxes.

      Significant factors affecting the results of operations and causing variances between the years 1997 and 1996, and between the years 1996 and 1995, are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      See "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON", following the financial statements, for information on operating revenues by source and KWH sales.

     The changes in electric operating revenues for the twelve months ended December 31, 1997 and 1996 are as follows:

                                            Increase/(Decrease)
            Description                     1997          1996
                                               (In Millions)

Change in base revenues                     ($7.7)       ($2.2)
Grand Gulf rate rider                       (19.0)         7.1
Fuel cost recovery                          (14.5)        33.6
Sales volume/weather                          3.8          8.5
Other revenue (including unbilled)           (1.6)        (2.1)
Sales for resale                             18.0         23.7
                                           ------        -----
Total                                      ($21.0)       $68.6
                                           ======        =====

      Electric operating revenues decreased in 1997 primarily due to a decrease in the Grand Gulf 1 rate rider and fuel adjustment revenues, which do not affect net income, partially offset by an increase in sales for resale. In connection with an annual MPSC review, in October 1996, Entergy Mississippi's Grand Gulf 1 rate rider was decreased based on the estimate of costs over the next year. Therefore, Grand Gulf 1 rate rider revenues for 1997 were lower than those in 1996. The decrease in fuel adjustment revenues is due to an MPSC order, effective May 1, 1997, that changed fuel recovery pricing to a fixed fuel factor. Sales for resale increased because of an increase in sales to associated companies due to changes in generation requirements and availability among the domestic utility companies.

                         ENTERGY MISSISSIPPI, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      Electric operating revenues increased in 1996 primarily due to increases in fuel adjustment revenues, the Grand Gulf 1 rate rider, sales for resale, and higher sales volume. Fuel adjustment revenues increased in response to higher fuel costs. In connection with an annual MPSC review, in October 1995, Entergy Mississippi's Grand Gulf 1 rate rider was adjusted upward as a result of its undercollection of Grand Gulf 1 costs. The fuel adjustment clause and the Grand Gulf 1 rate rider do not affect net income. Sales for resale increased because of an increase in sales to associated companies due to changes in generation requirements and availability among the domestic utility companies. The increase in sales volume is primarily due to increased customer usage.

Expenses

      Operating expenses increased in 1997 due to an increase in purchased power expenses and other operation and maintenance expenses, partially offset by decreases in fuel expense and net rate deferral activity. The increase in purchased power expenses in 1997 compared to 1996 is due both to the shift in use from higher priced fuel to lower priced purchased power and to an increase in generation and purchases related to increases in sales volume and sales for resale. The increase in other operation and maintenance expenses is due to increases in contract labor and loss reserves. Contract labor increased because of maintenance and plant outage expenses in 1997. Loss reserves expense increased as a result of increased litigation reserves.

      The other regulatory credits reducing operating expenses in 1996 and 1997 principally represents the deferral of Entergy Mississippi's portion of the proposed System Entergy rate increase. See Note 2 for further discussion.

      Operating expenses increased in 1996 due to an increase in fuel and purchased power expenses, partially offset by a decrease in other operation and maintenance expenses. Fuel and purchased power expenses increased as a result of higher fuel costs and higher sales volume. Other operation and maintenance expenses decreased as a result of lower payroll, contract work, and materials and supplies expenses. Payroll expenses decreased due to restructuring costs recorded in 1995 and the resulting decrease in employees. Contract work and materials and supplies expenses decreased because of the turbine repairs at some of Entergy Mississippi's generating plants in 1995.

Other

      The effective income tax rates for 1997, 1996, and 1995 were 28.6%, 34.2%, and 33.7% respectively. The decrease in 1997 is primarily due to the impact of recording the tax benefit of Entergy Corporation's expenses as prescribed by the tax allocation agreement. The effective income tax rate for 1996 was relatively unchanged from 1995.

                 ENTERGY MISSISSIPPI, INC.
                    STATEMENTS OF INCOME

                                                                         For the Years Ended December 31,
                                                                         1997          1996            1995
                                                                                   (In Thousands)
Operating Revenues                                                     $937,395       $958,430       $889,843
                                                                       --------       --------       --------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses                                        199,880        207,116        163,198
     Purchased power                                                    285,447        272,812        240,519
     Other operation and maintenance                                    129,812        122,628        144,183
  Depreciation and amortization                                          43,300         40,313         38,197
  Taxes other than income taxes                                          43,142         43,389         46,019
  Other regulatory charges (credits)                                    (20,731)       (23,026)        (6,965)
  Amortization of rate deferrals                                        119,797        130,602        114,304
                                                                       --------       --------       --------
        Total                                                           800,647        793,834        739,455
                                                                       --------       --------       --------

Operating Income                                                        136,748        164,596        150,388
                                                                       --------       --------       --------

Other Income:
  Allowance for equity funds used
   during construction                                                      543          1,143            950
  Miscellaneous - net                                                       919          1,662          3,036
                                                                       --------       --------       --------
        Total                                                             1,462          2,805          3,986
                                                                       --------       --------       --------

Interest Charges:
  Interest on long-term debt                                             40,791         44,137         46,998
  Other interest - net                                                    4,483          3,870          4,638
  Allowance for borrowed funds used
   during construction                                                     (469)          (923)          (806)
                                                                       --------       --------       --------
        Total                                                            44,805         47,084         50,830
                                                                       --------       --------       --------

Income Before Income Taxes                                               93,405        120,317        103,544

Income Taxes                                                             26,744         41,106         34,877
                                                                       --------       --------       --------

Net Income                                                               66,661         79,211         68,667

Preferred Stock Dividend Requirements
  and Other                                                               4,044          5,010          7,515
                                                                       --------       --------       --------

Earnings Applicable to Common Stock                                     $62,617        $74,201        $61,152
                                                                       ========       ========       ========

See Notes to Financial Statements.

                   ENTERGY MISSISSIPPI, INC.
                    STATEMENTS OF CASH FLOWS

                                                                         For the Years Ended December 31,
                                                                        1997          1996          1995
                                                                                  (In Thousands)
Operating Activities:
  Net income                                                            $66,661       $79,211         $68,667
  Noncash items included in net income:
    Amortization of rate deferrals                                      119,797       130,602         114,304
    Other regulatory charges (credits)                                  (20,731)      (23,026)         (6,965)
    Depreciation and amortization                                        43,300        40,313          38,197
    Deferred income taxes and investment tax credits                    (32,204)      (32,887)        (36,774)
    Allowance for equity funds used during construction                    (543)       (1,143)           (950)
  Changes in working capital:
    Receivables                                                           2,978        (4,123)         (5,277)
    Fuel inventory                                                        3,275            20          (1,901)
    Accounts payable                                                     (9,246)           88          15,553
    Taxes accrued                                                         5,832        (2,157)          7,818
    Interest accrued                                                     (6,600)         (925)          1,457
    Other working capital accounts                                      (12,283)        4,074         (21,108)
  Other                                                                  (1,150)       (8,081)         11,922
                                                                     ----------    ----------      ----------
    Net cash flow provided by operating activities                      159,086       181,966         184,943
                                                                     ----------    ----------      ----------

Investing Activities:
  Construction expenditures                                             (50,334)      (85,018)        (79,146)
  Allowance for equity funds used during construction                       543         1,143             950
                                                                     ----------    ----------      ----------
    Net cash flow used in investing activities                          (49,791)      (83,875)        (78,196)
                                                                     ----------    ----------      ----------

Financing Activities:
  Proceeds from the issuance of general and refunding
    mortgage bonds                                                       64,827             -          79,480
  Retirement of:
    General and refunding mortgage bonds                                (96,000)      (26,000)        (45,000)
    First mortgage bonds                                                      -       (35,000)        (20,000)
    Other long-term debt                                                    (15)          (15)           (965)
  Redemption of preferred stock                                         (14,500)       (9,876)        (15,000)
  Changes in short-term borrowings - net                                 (3,091)       50,253         (30,000)
  Dividends paid:
    Common stock                                                        (59,200)      (79,900)        (61,700)
    Preferred stock                                                      (3,998)       (5,000)         (6,215)
                                                                     ----------    ----------      ----------
    Net cash flow used in financing activities                         (111,977)     (105,538)        (99,400)
                                                                     ----------    ----------      ----------

Net increase (decrease) in cash and cash equivalents                     (2,682)       (7,447)          7,347

Cash and cash equivalents at beginning of period                          9,498        16,945           9,598
                                                                     ----------    ----------      ----------

Cash and cash equivalents at end of period                               $6,816        $9,498         $16,945
                                                                     ==========    ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                $50,194       $46,769         $48,617
    Income taxes                                                        $51,598       $73,687         $67,746

See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                                  ASSETS
                                                                                                     December 31,
                                                                                            1997                     1996
                                                                                                   (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                                    $6,816                   $2,384
    Special deposits                                                                             -                    7,114
                                                                                        ----------               ----------
           Total cash and cash equivalents                                                   6,816                    9,498
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1 million in 1997 and $1.4 million and 1996)                                       36,636                   44,809
    Associated companies                                                                     6,842                    4,382
    Other                                                                                    4,139                    2,014
    Accrued unbilled revenues                                                               49,993                   49,383
  Fuel inventory - at average cost                                                           3,386                    6,661
  Materials and supplies - at average cost                                                  17,657                   17,567
  Rate deferrals                                                                           127,295                  142,504
  Prepayments and other                                                                     17,537                    7,434
                                                                                        ----------               ----------
           Total                                                                           270,301                  284,252
                                                                                        ----------               ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity                                             5,531                    5,531
  Other - at cost (less accumulated depreciation)                                            7,757                    7,923
                                                                                        ----------               ----------
           Total                                                                            13,288                   13,454
                                                                                        ----------               ----------

Utility Plant:
  Electric                                                                               1,687,400                1,633,484
  Construction work in progress                                                             22,960                   47,373
                                                                                        ----------               ----------
           Total                                                                         1,710,360                1,680,857
  Less - accumulated depreciation and amortization                                         656,828                  635,754
                                                                                        ----------               ----------
           Utility plant - net                                                           1,053,532                1,045,103
                                                                                        ----------               ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                                               -                  104,588
    SFAS 109 regulatory asset - net                                                         22,993                   11,813
    Unamortized loss on reacquired debt                                                      8,404                    9,254
    Other regulatory assets                                                                 64,827                   46,309
  Other                                                                                      6,216                    6,693
                                                                                        ----------               ----------
           Total                                                                           102,440                  178,657
                                                                                        ----------               ----------

           TOTAL                                                                        $1,439,561               $1,521,466
                                                                                        ==========               ==========
See Notes to Financial Statements.


                        ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDER'S EQUITY
                                                                                                     December 31,
                                                                                            1997                     1996
                                                                                                   (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                                            $20                  $96,015
  Notes payable - associated companies                                                      47,162                   50,253
  Accounts payable:
    Associated companies                                                                    36,057                   32,878
    Other                                                                                   11,276                   23,701
  Customer deposits                                                                         24,084                   26,258
  Taxes accrued                                                                             32,314                   26,482
  Accumulated deferred income taxes                                                         44,277                   58,634
  Interest accrued                                                                          14,309                   20,909
  Other                                                                                      2,806                    3,065
                                                                                        ----------               ----------
           Total                                                                           212,305                  338,195
                                                                                        ----------               ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                        244,464                  249,522
  Accumulated deferred investment tax credits                                               23,915                   25,422
  Other                                                                                     15,892                   19,445
                                                                                        ----------               ----------
           Total                                                                           284,271                  294,389
                                                                                        ----------               ----------

Long-term debt                                                                             464,156                  399,054
Preferred stock with sinking fund                                                                -                    7,000

Shareholder's Equity:
  Preferred stock without sinking fund                                                      50,381                   57,881
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares                                                                       199,326                  199,326
  Capital stock expense and other                                                              (59)                    (143)
  Retained earnings                                                                        229,181                  225,764
                                                                                        ----------               ----------
           Total                                                                           478,829                  482,828
                                                                                        ----------               ----------

Commitments and Contingencies (Notes 2 and 9)

           TOTAL                                                                        $1,439,561               $1,521,466
                                                                                        ==========               ==========
See Notes to Financial Statements.

            ENTERGY MISSISSIPPI, INC.
         STATEMENTS OF RETAINED EARNINGS


                                                              For the Years Ended December 31,
                                                            1997         1996           1995
                                                                     (In Thousands)

Retained Earnings, January 1                               $225,764     $231,463       $232,011

  Add:
    Net income                                               66,661       79,211         68,667

  Deduct:
    Dividends declared:
      Preferred stock                                         3,656        4,803          5,971
      Common stock                                           59,200       79,900         61,700
    Preferred stock expenses                                    388          207          1,544
                                                           --------     --------       --------
        Total                                                63,244       84,910         69,215
                                                           --------     --------       --------

Retained Earnings, December 31 (Note 8)                    $229,181     $225,764       $231,463
                                                           ========     ========       ========


See Notes to Financial Statements

                         ENTERGY MISSISSIPPI, INC.

              SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                               1997         1996          1995       1994         1993
                                                     (In Thousands)
Operating revenues          $  937,395   $  958,430   $  889,843   $  859,845   $  883,818
Net Income                  $   66,661   $   79,211   $   68,667   $   48,779   $   69,037
Total assets                $1,439,561   $1,521,466   $1,581,983   $1,637,828   $1,681,992
Long-term obligations (1)   $  464,156   $  406,054   $  511,613   $  507,555   $  563,612

(1) Includes long-term debt (excluding currently maturing debt) and preferred stock with sinking fund.

                                1997      1996      1995       1994      1993
                                                  (In Thousands)
Electric Operating Revenues:
   Residential                $342,818   $358,264   $336,194   $332,567  $341,620
   Commercial                  274,195    281,626    262,786    257,154   251,285
   Industrial                  173,152    185,351    178,466    184,637   182,060
   Governmental                 26,882     29,093     27,410     27,495    28,530
                              ---------------------------------------------------
     Total retail              817,047    854,334    804,856    801,853   803,495
   Sales for resale
     Associated companies       78,233     58,749     35,928     37,747    34,640
     Non-associated companies   21,276     22,814     21,906     16,728    21,100
   Other                        20,839     22,533     27,153      3,517    24,583
                              ---------------------------------------------------
     Total                    $937,395   $958,430   $889,843   $859,845  $883,818
                              ===================================================
Billed Electric Energy
 Sales (GWH):
   Residential                   4,323      4,355      4,233      4,014     3,983
   Commercial                    3,673      3,508      3,368      3,151     2,928
   Industrial                    3,089      3,063      3,044      2,985     2,787
   Governmental                    333        346        336        330       336
                              ---------------------------------------------------
     Total retail               11,418     11,272     10,981     10,480    10,034
   Sales for resale
     Associated companies        1,918      1,368        959      1,079       758
     Non-associated companies      412        521        692        512       670
                              ---------------------------------------------------
     Total                      13,748     13,161     12,632     12,071    11,462
                              ===================================================

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy New Orleans, Inc.


      We have audited the accompanying balance sheets of Entergy New Orleans, Inc. (formerly New Orleans Public Service Inc.) as of December 31, 1997 and 1996, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
March 4, 1998

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Net income decreased in 1997 primarily due to an increase in taxes other than income taxes, partially offset by lower income taxes.

      Net income decreased in 1996 primarily due to the electric and gas rate refund recorded in December 1996, based on the Council's review of Entergy New Orleans' 1996 earnings. This decrease in net income was partially offset by reduced other operation and maintenance expenses.

      Significant factors affecting the results of operations and causing variances between the years 1997 and 1996, and between the years 1996 and 1995, are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      See "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON", following the financial statements, for information on electric operating revenues by source and KWH sales.

      The changes in electric operating revenues for the twelve months ended December 31, 1997 and 1996 are as follows:

                                            Increase/(Decrease)
            Description                      1997          1996
                                               (In Millions)

Change in base revenues                    ($13.6)        ($8.5)
Fuel cost recovery                           (2.2)         28.5
Sales volume/weather                         (0.8)         (4.8)
Other revenue (including unbilled)           16.7          (1.4)
Sales for resale                              6.8          (0.5)
                                           ------         -----
Total                                        $6.9         $13.3
                                           ======         =====

      Electric operating revenues increased in 1997 primarily due to increases in other revenue and sales for resale, partially offset by a decrease in base revenues. Other revenue increased as a result of a rate refund recorded in 1996. Sales for resale increased as a result of an increase in electric sales to associated companies primarily due to changes in generation requirements and availability among the domestic utility companies. The decrease in base revenues is caused by 1996 and 1997 reductions in residential and commercial rates. Electric operating revenues increased in 1996 primarily due to higher fuel adjustment revenues, as a result of higher fuel prices, which do not affect net income. This increase was partially offset by a rate refund recorded in 1996, as discussed in "Net Income" above, and lower sales attributable to a significant reduction in electricity usage by a large industrial customer.

      Gas operating revenues decreased in 1997 primarily due to lower gas prices. Gas operating revenues increased in 1996 primarily due to higher gas prices. This increase was partially offset by the rate refund recorded in 1996, as discussed in "Net Income" above.

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Expenses

      Operating expenses increased in 1997 due primarily to increases in taxes other than income taxes and lower other regulatory credits. These increases were partially offset by a decrease in total fuel expenses, including purchased power and gas purchased for resale. Taxes other than income taxes increased because of higher franchise taxes resulting from a December 1996 Council order increasing Entergy New Orleans' annual franchise fee from 2.5% to 5% of gross revenues. The decrease in other regulatory credits is primarily a result of the 1996 deferral of Entergy New Orleans' portion of the proposed System Energy rate increase. See
Note 2 for further discussion. Fuel and purchased power expenses decreased in 1997 primarily due to a shift from higher priced purchased power to lower priced fuel.

      Operating expenses increased in 1996 primarily due to higher fuel expenses, including purchased power and gas purchased for resale and increased amortization of rate deferrals, partially offset by an increase in other regulatory credits and a decrease in other operation and maintenance expenses. Fuel expenses, including gas purchased for resale, increased as a result of significantly higher unit prices. Purchased power increased due to changes in generation availability and requirements among the domestic utility companies. Other regulatory credits increased due to the deferral of a portion of the System Energy rate increase being billed to Entergy New Orleans, as discussed in Note 2. Other operation and maintenance expenses decreased primarily due to lower payroll expenses as a result of restructuring and reduced regulatory commission expenses.

Other

      The effective income tax rates for 1997, 1996, and 1995 were 44.0%, 37.7%, and 37.3%, respectively. The increase in 1997 is primarily due to decreased amortization of deferred income taxes on property fully depreciated for federal income tax purposes. The effective income tax rate for 1996 was relatively unchanged from 1995.

                 ENTERGY NEW ORLEANS, INC.
                    STATEMENTS OF INCOME

                                                                         For the Years Ended December 31,
                                                                        1997           1996           1995
                                                                                  (In Thousands)
Operating Revenues:
  Electric                                                             $410,131       $403,254       $390,002
  Natural gas                                                            94,691        101,023         80,276
                                                                       --------       --------       --------
        Total                                                           504,822        504,277        470,278
                                                                       --------       --------       --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses,
     and gas purchased for resale                                       141,902        129,059        102,314
    Purchased power                                                     156,542        176,450        145,920
    Other operation and maintenance                                      72,748         71,421         76,510
  Depreciation and amortization                                          21,107         20,007         19,420
  Taxes other than income taxes                                          38,964         27,388         27,805
  Other regulatory charges (credits)                                     (6,394)       (13,543)        (3,985)
  Amortization of rate deferrals                                         37,662         35,917         31,564
                                                                       --------       --------       --------
        Total                                                           462,531        446,699        399,548
                                                                       --------       --------       --------

Operating Income                                                         42,291         57,578         70,730
                                                                       --------       --------       --------

Other Income (Deductions):
  Allowance for equity funds used
    during construction                                                     380            321            158
  Miscellaneous - net                                                       (77)         1,146          1,639
                                                                       --------       --------       --------
        Total                                                               303          1,467          1,797
                                                                       --------       --------       --------

Interest Charges:
  Interest on long-term debt                                             13,918         15,268         15,948
  Other interest - net                                                    1,369          1,036          1,853
  Allowance for borrowed funds used
    during construction                                                    (286)          (252)          (127)
                                                                       --------       --------       --------
        Total                                                            15,001         16,052         17,674
                                                                       --------       --------       --------

Income Before Income Taxes                                               27,593         42,993         54,853

Income Taxes                                                             12,142         16,217         20,467
                                                                       --------       --------       --------

Net Income                                                               15,451         26,776         34,386

Preferred Stock Dividend Requirements
  and Other                                                                 965            965          1,411
                                                                       --------       --------       --------

Earnings Applicable to Common Stock                                     $14,486        $25,811        $32,975
                                                                       ========       ========       ========
See Notes to Financial Statements.


                   ENTERGY NEW ORLEANS, INC.
                    STATEMENTS OF CASH FLOWS

                                                                         For the Years Ended December 31,
                                                                        1997          1996          1995
                                                                                  (In Thousands)
Operating Activities:
  Net income                                                            $15,451       $26,776         $34,386
  Noncash items included in net income:
    Amortization of rate deferrals                                       37,662        35,917          31,564
    Other regulatory charges (credits)                                   (6,394)      (13,543)         (3,985)
    Depreciation and amortization                                        21,107        20,007          19,420
    Deferred income taxes and investment tax credits                     (1,957)      (12,274)         (1,998)
    Allowance for equity funds used during construction                    (380)         (321)           (158)
  Changes in working capital:
    Receivables                                                          (1,260)          832          (5,468)
    Accounts payable                                                        540        (5,638)         12,566
    Taxes accrued                                                         4,066        (4,350)          3,225
    Interest accrued                                                       (276)          214            (131)
    Income tax refund                                                         -             -          20,172
    Other working capital accounts                                      (18,148)       (5,216)         (4,803)
  Other                                                                  (1,823)        1,602          (5,515)
                                                                     ----------    ----------      ----------
    Net cash flow provided by operating activities                       48,588        44,006          99,275
                                                                     ----------    ----------      ----------

Investing Activities:
  Construction expenditures                                             (16,137)      (27,956)        (27,836)
  Allowance for equity funds used during construction                       380           321             158
                                                                     ----------    ----------      ----------
    Net cash flow used in investing activities                          (15,757)      (27,635)        (27,678)
                                                                     ----------    ----------      ----------

Financing Activities:
  Proceeds from the issuance of general and refunding mortgage bonds          -        39,608          29,805
  Retirement of:
    First mortgage bonds                                                (12,000)      (23,250)              -
    General and refunding mortgage bonds                                      -       (30,000)        (24,200)
  Redemption of preferred stock                                               -             -          (3,525)
  Dividends paid:
    Common stock                                                        (26,000)      (34,000)        (30,600)
    Preferred stock                                                        (965)         (965)         (1,362)
                                                                     ----------    ----------      ----------
   Net cash flow used in financing activities                           (38,965)      (48,607)        (29,882)
                                                                     ----------    ----------      ----------

Net increase (decrease) in cash and cash equivalents                     (6,134)      (32,236)         41,715

Cash and cash equivalents at beginning of period                         17,510        49,746           8,031
                                                                     ----------    ----------      ----------

Cash and cash equivalents at end of period                              $11,376       $17,510         $49,746
                                                                     ==========    ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                $14,951       $15,357         $17,187
    Income taxes - net                                                  $10,981       $31,870           ($941)

See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                              BALANCE SHEETS
                                  ASSETS
                                                                                                     December 31,
                                                                                            1997                     1996
                                                                                                   (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                                    $4,321                   $1,015
    Temporary cash investments - at cost,
      which approximates market:
       Associated companies                                                                  1,918                    7,435
       Other                                                                                 5,137                    9,060
                                                                                          --------                 --------
           Total cash and cash equivalents                                                  11,376                   17,510
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $0.7 million in 1997 and 1996)                                                      26,913                   27,430
    Associated companies                                                                     1,081                      714
    Other                                                                                    4,155                    1,764
    Accrued unbilled revenues                                                               16,083                   17,064
  Deferred electric fuel and resale gas costs                                                9,384                    7,290
  Materials and supplies - at average cost                                                   9,389                    9,904
  Rate deferrals                                                                            35,336                   37,692
  Prepayments and other                                                                      6,087                    7,157
                                                                                          --------                 --------
           Total                                                                           119,804                  126,525
                                                                                          --------                 --------

Other Property and Investments:
  Investment in subsidiary companies - at equity                                             3,259                    3,259
                                                                                          --------                 --------

Utility Plant:
  Electric                                                                                 508,338                  503,061
  Natural gas                                                                              122,308                  122,700
  Construction work in progress                                                             19,184                   18,247
                                                                                          --------                 --------
           Total                                                                           649,830                  644,008
  Less - accumulated depreciation and amortization                                         355,854                  347,790
                                                                                          --------                 --------
           Utility plant - net                                                             293,976                  296,218
                                                                                          --------                 --------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                                          64,192                   99,498
    SFAS 109 regulatory asset - net                                                          1,202                    6,051
    Unamortized loss on reacquired debt                                                      1,435                    1,647
    Other regulatory assets                                                                 13,392                   15,908
  Other                                                                                        890                      890
                                                                                          --------                 --------
           Total                                                                            81,111                  123,994
                                                                                          --------                 --------

           TOTAL                                                                          $498,150                 $549,996
                                                                                          ========                 ========
See Notes to Financial Statements.


                        ENTERGY NEW ORLEANS, INC.
                              BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDER'S EQUITY
                                                                                                     December 31,
                                                                                            1997                     1996
                                                                                                   (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                                             $-                  $12,000
  Accounts payable:
    Associated companies                                                                    15,922                   18,757
    Other                                                                                   17,505                   14,130
  Customer deposits                                                                         16,982                   18,974
  Taxes accrued                                                                              5,270                    1,204
  Accumulated deferred income taxes                                                         11,544                    5,584
  Interest accrued                                                                           5,049                    5,325
  Provision for rate refund                                                                  3,108                   19,465
  Other                                                                                      2,231                    1,521
                                                                                          --------                 --------
           Total                                                                            77,611                   96,960
                                                                                          --------                 --------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                         61,000                   72,895
  Accumulated deferred investment tax credits                                                7,396                    7,984
  Accumulated provision for property insurance                                              15,487                   15,666
  Other                                                                                     16,327                   24,713
                                                                                          --------                 --------
           Total                                                                           100,210                  121,258
                                                                                          --------                 --------

Long-term debt                                                                             168,953                  168,888

Shareholder's Equity:
  Preferred stock without sinking fund                                                      19,780                   19,780
  Common Shareholder's Equity:
   Common stock, $4 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares                                                                        33,744                   33,744
  Additional paid-in capital                                                                36,294                   36,294
  Retained earnings subsequent to the elimination of
     the accumulated deficit on November 30, 1988                                           61,558                   73,072
                                                                                          --------                 --------
           Total                                                                           151,376                  162,890
                                                                                          --------                 --------

Commitments and Contingencies (Notes 2 and 9)

           TOTAL                                                                          $498,150                 $549,996
                                                                                          ========                 ========
See Notes to Financial Statements.

            ENTERGY NEW ORLEANS, INC.
         STATEMENTS OF RETAINED EARNINGS


                                                              For the Years Ended December 31,
                                                            1997         1996           1995
                                                                     (In Thousands)
Retained Earnings, January 1                                $73,072      $81,261        $78,886

  Add:
    Net income                                               15,451       26,776         34,386

  Deduct:
    Dividends declared:
      Preferred stock                                           965          965          1,231
      Common stock                                           26,000       34,000         30,600
    Capital stock expenses                                        -            -            180
                                                           --------     --------       --------
        Total                                                26,965       34,965         32,011
                                                           --------     --------       --------

Retained Earnings, December 31 (Note 8)                     $61,558      $73,072        $81,261
                                                           ========     ========       ========


See Notes to Financial Statements.

                         ENTERGY NEW ORLEANS, INC.

              SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                                1997       1996       1995       1994       1993
                                                 (In Thousands)
Operating revenues           $504,822   $ 504,277   $470,278   $447,787  $ 514,822
Net Income                   $ 15,451   $  26,776   $ 34,386   $ 13,211  $  36,761
Total assets                 $498,150   $ 549,996   $596,206   $592,894  $ 647,605
Long-term obligations (1)    $168,953   $ 168,888   $155,958   $167,610  $ 193,262

(1)  Includes long-term debt (excluding currently maturing debt).

                                1997      1996      1995       1994      1993
                                                (In Thousands)
Electric Operating Revenues:
   Residential                $145,688   $151,577   $141,353   $142,013  $151,423
   Commercial                  143,113    149,649    144,374    162,410   167,788
   Industrial                   24,616     24,663     22,842     25,422    26,205
   Governmental                 58,746     58,561     52,880     58,726    61,548
                              ---------------------------------------------------
     Total retail              372,163    384,450    361,449    388,571   406,964
   Sales for resale
     Associated companies       10,342      2,649      3,217      2,061     2,487
     Non-associated companies    8,996      9,882      9,864      7,512     9,291
   Other (1)                    18,630      6,273     15,472    (37,714)    5,088
                              ---------------------------------------------------
     Total                    $410,131   $403,254   $390,002   $360,430  $423,830
                              ===================================================
Billed Electric Energy
 Sales (GWH):
   Residential                   1,971      1,998      2,049      1,896     1,914
   Commercial                    2,072      2,073      2,079      2,031     1,989
   Industrial                      484        481        537        518       499
   Governmental                    994        974        983        951       924
                              ---------------------------------------------------
     Total retail                5,521      5,526      5,648      5,396     5,326
   Sales for resale
     Associated companies          316         66        149         92        89
     Non-associated companies      160        212        297        202       262
                              ---------------------------------------------------
     Total                       5,997      5,804      6,094      5,690     5,677
                              ===================================================

(1)  1994 includes the effects of the 1994 NOPSI Settlement.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of System Energy Resources, Inc.


      We have audited the accompanying balance sheets of System Energy Resources, Inc. as of December 31, 1997 and 1996, and the related statements of income, retained earnings and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

      As discussed in Note 1 to the consolidated financial statements, in 1996 the Company changed its method of accounting for incremental nuclear plant outage maintenance costs.



COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
March 4, 1998

                       SYSTEM ENERGY RESOURCES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

     Net income increased slightly in 1997 and 1996 primarily due to lower interest charges attributed to the refinancing of higher-cost debt.

      Significant factors affecting the results of operations and causing variances between the years 1997 and 1996, and between the years 1996 and 1995, are discussed under "Revenues", "Expenses", and "Other" below.

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

Expenses

      Operating expenses increased in 1997 due to higher nuclear refueling outage expenses and higher depreciation, amortization, and decommissioning expenses. Nuclear refueling outage expenses increased due to costs that were deferred from the November 1996 outage, which are now being amortized over an 18-month period that began in December 1996. Prior to this outage, such costs were expensed as incurred and no such expenses were incurred in 1996. The increase in depreciation, amortization, and decommissioning expense is due to the reduction of the regulatory asset set up to defer the depreciation associated with the sale and leaseback in 1989 of a portion of Grand Gulf 1. The depreciation was deferred to match the collection of lease principal and revenues with the depreciation of the asset. Grand Gulf 1 was on-line for 365 days in 1997 as compared to 322 days in 1996.

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

Other

      Interest charges decreased in both 1997 and in 1996 due primarily to the retirement and refinancing of higher-cost long-term debt.

      The effective income tax rates in 1997, 1996, and 1995 were 42.2%, 45.4%, and 44.8%, respectively. The decrease in 1997 is primarily due to the impact of recording the tax benefit of Entergy Corporation's expenses as prescribed by the tax allocation agreement. The effective income tax rate for 1996 was relatively unchanged from 1995.

               SYSTEM ENERGY RESOURCES, INC.
                    STATEMENTS OF INCOME

                                                                           For the Years Ended December 31,
                                                                         1997           1996           1995
                                                                                 (In Thousands)
Operating Revenues                                                     $633,698       $623,620       $605,639
                                                                       --------       --------       --------

Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                                      48,475         43,761         40,262
     Nuclear refueling outage expenses                                   16,425          1,239         24,935
     Other operation and maintenance                                    101,269        105,453         98,441
  Depreciation, amortization, and decommissioning                       147,859        128,474        100,747
  Taxes other than income taxes                                          26,477         27,654         27,549
                                                                       --------       --------       --------
        Total                                                           340,505        306,581        291,934
                                                                       --------       --------       --------

Operating Income                                                        293,193        317,039        313,705
                                                                       --------       --------       --------

Other Income:
  Allowance for equity funds used
   during construction                                                    2,209          1,122          1,878
  Miscellaneous - net                                                     8,517          5,234          2,492
                                                                       --------       --------       --------
        Total                                                            10,726          6,356          4,370
                                                                       --------       --------       --------

Interest Charges:
  Interest on long-term debt                                            121,633        135,376        143,020
  Other interest - net                                                    7,020          8,344          8,491
  Allowance for borrowed funds used
   during construction                                                   (1,683)        (1,114)        (1,968)
                                                                       --------       --------       --------
        Total                                                           126,970        142,606        149,543
                                                                       --------       --------       --------

Income Before Income Taxes                                              176,949        180,789        168,532

Income Taxes                                                             74,654         82,121         75,493
                                                                       --------       --------       --------

Net Income                                                             $102,295        $98,668        $93,039
                                                                       ========       ========       ========

See Notes to Financial Statements.

                 SYSTEM ENERGY RESOURCES, INC.
                    STATEMENTS OF CASH FLOWS
                                                                         For the Years Ended December 31,
                                                                        1997          1996          1995
                                                                                  (In Thousands)
Operating Activities:
  Net income                                                           $102,295       $98,668         $93,039
  Noncash items included in net income:
    Depreciation, amortization, and decommissioning                     147,859       128,474         100,747
    Deferred income taxes and investment tax credits                    (39,370)       48,975         (45,337)
    Allowance for equity funds used during construction                  (2,209)       (1,122)         (1,878)
  Changes in working capital:
    Receivables                                                          (9,543)        3,436         (66,433)
    Accounts payable                                                     11,172           560         (18,955)
    Taxes accrued                                                         7,852        (4,825)         37,266
    Interest accrued                                                      8,127        (2,548)         (4,053)
    Other working capital accounts                                       19,054       (13,430)        (21,874)
  Decommissioning trust contributions and realized
   change in trust assets                                               (22,452)      (21,366)         (7,507)
  FERC Settlement - refund obligation                                    (4,539)       (4,009)         (3,540)
  Provision for estimated losses and reserves                            43,216        46,919           3,167
  Other                                                                  16,684         7,125          31,818
                                                                     ----------    ----------      ----------
    Net cash flow provided by operating activities                      278,146       286,857          96,460
                                                                     ----------    ----------      ----------

Investing Activities:
  Construction expenditures                                             (35,141)      (29,469)        (21,747)
  Allowance for equity funds used during construction                     2,209         1,122           1,878
  Nuclear fuel purchases                                                (16,524)      (44,704)        (51,455)
  Proceeds from sale/leaseback of nuclear fuel                           16,524        43,971          52,188
                                                                     ----------    ----------      ----------
    Net cash flow used in investing activities                          (32,932)      (29,080)        (19,136)
                                                                     ----------    ----------      ----------

Financing Activities:
  Proceeds from the issuance of:
    First mortgage bonds                                                      -       233,656               -
    Other long-term debt                                                      -       133,933          73,343
  Retirement of:
    First mortgage bonds                                                (10,000)     (325,101)       (105,000)
    Other long-term debt                                                 (7,319)      (92,700)        (45,320)
  Changes in short-term borrowings - net                                      -        (2,990)          2,990
  Common stock dividends paid                                          (113,800)     (112,500)        (92,800)
                                                                     ----------    ----------      ----------
    Net cash flow used in financing activities                         (131,119)     (165,702)       (166,787)
                                                                     ----------    ----------      ----------

Net  increase (decrease) in cash and cash equivalents                   114,095        92,075         (89,463)

Cash and cash equivalents at beginning of period                         92,315           240          89,703
                                                                     ----------    ----------      ----------

Cash and cash equivalents at end of period                             $206,410       $92,315            $240
                                                                     ==========    ==========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                               $103,684      $138,483        $147,492
    Income taxes                                                       $105,621       $36,397         $87,016
  Noncash investing and financing activities:
    Change in unrealized appreciation (depreciation) of
    decommissioning trust assets                                         $1,237          ($70)         $3,061

See Notes to Financial Statements.

                      SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEETS
                                  ASSETS
                                                                                                     December 31,
                                                                                            1997                     1996
                                                                                                   (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                                      $792                      $26
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                                                55,891                   41,600
        Other                                                                              149,727                   50,689
                                                                                        ----------               ----------
           Total cash and cash equivalents                                                 206,410                   92,315
  Accounts receivable:
    Associated companies                                                                    79,262                   71,337
    Other                                                                                    4,140                    2,522
  Materials and supplies - at average cost                                                  63,782                   66,302
  Deferred nuclear refueling outage costs                                                    7,777                   24,005
  Prepayments and other                                                                      3,658                    4,929
                                                                                        ----------               ----------
           Total                                                                           365,029                  261,410
                                                                                        ----------               ----------

Other Property and Investments:
  Decommissioning trust fund                                                                85,912                   62,223
                                                                                        ----------               ----------

Utility Plant:
  Electric                                                                               3,025,389                2,994,445
  Electric plant under leases                                                              440,970                  447,409
  Construction work in progress                                                             36,445                   41,362
  Nuclear fuel under capital lease                                                          64,190                   83,558
                                                                                        ----------               ----------
           Total                                                                         3,566,994                3,566,774
  Less - accumulated depreciation and amortization                                       1,086,820                  974,472
                                                                                        ----------               ----------
           Utility plant - net                                                           2,480,174                2,592,302
                                                                                        ----------               ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                                                        243,027                  264,758
    Unamortized loss on reacquired debt                                                     51,386                   57,785
    Other regulatory assets                                                                192,290                  207,214
  Other                                                                                     14,213                   15,601
                                                                                        ----------               ----------
           Total                                                                           500,916                  545,358
                                                                                        ----------               ----------

           TOTAL                                                                        $3,432,031               $3,461,293
                                                                                        ==========               ==========
See Notes to Financial Statements.


                      SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDER'S EQUITY
                                                                                                     December 31,
                                                                                            1997                     1996
                                                                                                   (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                                        $70,000                  $10,000
  Accounts payable:
    Associated companies                                                                    29,131                   18,245
    Other                                                                                   19,122                   18,836
  Taxes accrued                                                                             75,675                   67,823
  Interest accrued                                                                          42,322                   34,195
  Obligations under capital leases                                                          41,977                   28,000
  Other                                                                                      1,341                    2,306
                                                                                        ----------               ----------
           Total                                                                           279,568                  179,405
                                                                                        ----------               ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                        562,051                  624,020
  Accumulated deferred investment tax credits                                              100,171                  103,647
  Obligations under capital leases                                                          22,213                   55,558
  FERC Settlement - refund obligation                                                       48,300                   52,839
  Other                                                                                    227,847                  165,517
                                                                                        ----------               ----------
           Total                                                                           960,582                1,001,581
                                                                                        ----------               ----------

Long-term debt                                                                           1,341,948                1,418,869

Common Shareholder's Equity:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares                                                                         789,350                  789,350
  Retained earnings                                                                         60,583                   72,088
                                                                                        ----------               ----------
           Total                                                                           849,933                  861,438
                                                                                        ----------               ----------

Commitments and Contingencies (Notes 2, 9 and 10)

           TOTAL                                                                        $3,432,031               $3,461,293
                                                                                        ==========               ==========
See Notes to Financial Statements.


          SYSTEM ENERGY RESOURCES, INC.
         STATEMENTS OF RETAINED EARNINGS


                                                              For the Years Ended December 31,
                                                            1997         1996           1995
                                                                     (In Thousands)

Retained Earnings, January 1                                $72,088      $85,920        $85,681

  Add:
    Net income                                              102,295       98,668         93,039

  Deduct:
    Dividends declared                                      113,800      112,500         92,800
                                                           --------     --------       --------

Retained Earnings, December 31 (Note 8)                     $60,583      $72,088        $85,920
                                                           ========     ========       ========


See Notes to Financial Statements.

                       SYSTEM ENERGY RESOURCES, INC.

              SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                                  1997        1996         1995          1994        1993
                                                       (In Thousands)
Operating revenues            $  633,698   $  623,620   $  605,639   $  474,963   $   650,768
Net income                    $  102,295   $   98,668   $   93,039   $    5,407   $    93,927
Total assets                  $3,432,031   $3,461,293   $3,431,012   $3,613,359   $ 3,891,066
Long-term obligations (1)     $1,364,161   $1,474,427   $1,264,024   $1,456,993   $ 1,536,593
Electric energy sales (GWH)        9,735        8,302        7,212        8,653         7,113


(1) Includes long-term debt (excluding current maturities) and noncurrent capital lease obligations.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy London Investments plc


     We have audited the accompanying consolidated balance sheet of Entergy London Investments plc and Subsidiary as of December 31, 1997, and the related consolidated statements of loss, retained earnings and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Entergy London Investments plc and Subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
March 4, 1998

               ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS


Background

      Entergy London (formerly Entergy Power UK plc) was incorporated as a public limited company under the laws of England and Wales in October 1996, as a vehicle for the acquisition of London Electricity. In February 1997, Entergy London gained effective control of London Electricity, having acquired over 90% of its shares. In May 1997, Entergy London acquired the remaining shares of London Electricity. Total consideration for the acquisition was approximately $2.0 billion, based on the exchange rate at the time of the acquisition. Entergy London's sole significant asset is the stock of London Electricity. Entergy London has no operations outside of its investment in London Electricity.

Accounting for the Acquisition

      Entergy London's acquisition of London Electricity effective February 1, 1997 was accounted for as a purchase in accordance with US GAAP. Accordingly, the results of operations of London Electricity have been consolidated into the results of operations for Entergy London beginning on such date. In accordance with the purchase method of accounting, Entergy London has allocated the price paid for London Electricity to London Electricity's assets and liabilities based on their estimated fair market values with the remainder allocated to London Electricity's distribution license which represents an other identifiable intangible asset. The assets and liabilities acquired as of February 1, 1997 were as follows (in millions):

     Current assets                              $ 518.2
     Network assets                              2,134.3
     Other long term assets                      1,601.2
     Current liabilities                          (614.8)
     Long term debt                               (333.9)
     Other long term liabilities                (1,285.9)
                                                --------
          Total purchase price                  $2,019.1
                                                ========

      The principal adjustments to London Electricity's historical cost of its assets and liabilities include: (a) increase in the value of network assets ($782.9 million); (b) increase in pension asset for defined benefit pension plan under US GAAP ($108.6 million); (c) recordation of distribution license ($1,335.8 million); and (d) recordation of liability for unfavorable long term contracts ($159.4 million). Additionally, the Company provided for the deferred income tax effect of these adjustments at a rate of 33%, which is included in other long term liabilities. Entergy London is amortizing the adjustments for network assets and the distribution license over estimated useful lives of 40 years and the adjustment for unfavorable long term contracts over their remaining lives ranging from 14 to 18 years. Entergy London's asset recorded for the defined benefit pension plan will be increased or decreased on a prospective basis based on future actuarial studies of the plan's projected benefit obligation and fair value of pension plan assets. The liability for unfavorable long term contracts is based on the estimated fair market value of these contracts over the present value of the future cash flows under the contracts at the applicable discount rates and prices. Although amortization of the liability for unfavorable long-term contracts will reduce the expense related to these contracts, it will not impact Entergy London's actual payments or cash flow obligations.

      London Electricity has utilized a portion of the pension plan surplus to increase benefits to members and reduce employer and employee contributions. A recent court ruling in the UK upheld such uses of pension surplus. However, the decision is under appeal and should the decision be reversed on appeal, Entergy London could be required to repay pension surplus utilized and recompute Entergy London's prepaid pension asset, which was $241 million at December 31, 1997.

               ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS


Results of Operations - Successor Company

      The following discussion compares the results of operations for the year ended December 31, 1997 for Entergy London with the results of operations of London Electricity for the ten month period ended January 31, 1997 (London Electricity's fiscal year ended on March 31, prior to its acquisition). The year ended December 31, 1997 for Entergy London includes eleven months results for London Electricity due to its acquisition on February 1, 1997. Periods prior to February 1, are included for comparative purposes, however, they do not include the effects of acquisition adjustments described above under "Accounting for the Acquisition".

Operating Income

     Operating income was $187 million for the year ended December 31, 1997 which included London Electricity for the eleven month period from February 1, 1997 through December 31, 1997. This represented an increase of $18 million compared to the historical London Electricity results for the ten month period from April 1, 1996 through January 31, 1997. This increase was due principally to higher revenue from an additional month's results of operations in the later period and restructuring charges of $19 million during the earlier period. Partially offsetting this were increases of $59 million in depreciation and amortization expense due principally to acquisition adjustments and $17 million in other operation and maintenance costs. The above variances were all impacted by an increase in the US dollar to BPS average exchange rate from 1.58 to 1.00 in the ten month period from April 1, 1996 through January 31, 1997 to 1.64 to 1.00 for the eleven month period ending December 31, 1997.

      Operating income by segments for the year ended December 31, 1997 was $141 million, $15 million, and $31 million for the distribution, supply, and other segments, respectively. Income (loss) from those segments for the ten month period from April 1, 1996 through January 31, 1997 was $159 million, $(1) million, and $11 million, respectively.

      The decrease in distribution operating income was principally due to additional depreciation and amortization expense of $59 million in the later period attributable to acquisition adjustments for fixed assets and the distribution license based on 40-year useful lives partially offset by one additional month of operations in the later period. Increases in the supply and other segments are due principally to one additional month of operations in the later period and improved margins in the non-Franchise supply market and one-time charges in the period ending January 31, 1997 relating to the disposal of certain subsidiaries and associated undertakings.

Net Income

      Net income decreased by $245 million, from $98 million during the period from April 1, 1996 to January 31, 1997, to a loss of $147 million for the year ended December 31, 1997. The net loss for the later period includes a one-time charge of $234 million (reflected in income taxes) for the windfall profits tax enacted by the UK government in July 1997. The windfall profits tax is not deductible for UK corporation tax purposes. This charge was partially offset by a reduction of $65 million in the Company's deferred income tax liability, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," due to the UK government also reducing the UK corporation tax rate from 33% to 31%, effective April 1, 1997. Acquisition related adjustments including increased depreciation and amortization of approximately $59 million ($41 million after tax effect) and increased interest expense, principally on acquisition debt, of approximately $152 million ($105 million after tax effect) also contributed to the reduction in net income. The increase in operating income of $18 million ($12 million after tax effect) and an increase in interest and dividend income of $17 million ($12 million after tax effect) partially offset the above impacts.

               ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS


Revenues

      Operating revenues increased by $82 million (5%) from $1,765 million during the ten month period from April 1, 1996 to January 31, 1997 to $1,847 million for the year ended December 31, 1997, as follows:

                                             Operating Revenues
                                             Increase (Decrease)
                                            from ten-month Period
                                             from April 1, 1996
                                             through January 31,
                                           1997 to the year ended
                                              December 31, 1997
                                                (In millions)

  Electricity distribution                           $64
  Electricity supply                                  26
  Other                                               (4)
  Intra-business                                      (4)
                                                     ---
      Total operating revenues                       $82
                                                     ===

     Two principal factors determine the amount of revenues produced by the main electricity distribution business: the unit price of the electricity distributed (which is controlled by the Distribution Price Control Formula) and the number of electricity units distributed which depends on the demand of London Electricity's customers for electricity within its Franchise Area. Demand varies based upon weather conditions and economic activity. Following London Electricity's regulatory distribution price review in 1994, London Electricity's allowable expected distribution revenues were reduced by 14%, during the fiscal year ended March 31, 1996. Subsequently, the Regulator announced a further allowed distribution price reduction of 11% beginning April 1, 1996, and an additional 3%, beginning April 1, 1997. These price reductions have reduced and will continue to reduce London Electricity's distribution revenues.

     Revenues from the distribution business increased by $64 million (15%) from $435 million for the ten month period from April 1, 1996 to January 31, 1997 to $499 million for the year ended December 31, 1997, principally due to an 11% increase in units distributed as a result of there being eleven months of London Electricity operations in the year ended December 31, 1997 compared to only ten months in the earlier period. Also contributing to the total increase was the increase in the U.S. dollars to BPS exchange rate during the year ended December 31, 1997.

     Two principal factors determine the amount of revenues produced by the supply business: the unit price of the electricity supplied (which, in the case of the franchise supply customers, is controlled by the Supply Price Control Formula) and the number of electricity units supplied. London Electricity is expected to have the exclusive right to supply all franchise supply customers in its Franchise Area until late 1998.

      Franchise supply customers, who are generally residential and small commercial customers, comprised 56% of total sales volume for the February 1, 1997 through December 31, 1997 period of London Electricity's inclusion in Entergy London's 1997 results of operations. The volume of unit sales of electricity for franchise supply customers is influenced largely by the number of customers in London Electricity's Franchise Area, weather conditions and prevailing economic conditions. Unit sales to non-franchise supply customers, who are typically large commercial and industrial businesses, constituted 44% of total sales volume for the period from

               ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS


February 1, 1997 through December 31, 1997. Sales to non-franchise supply customers are determined primarily by the success of the supply business in contracting to supply customers with electricity who are located both inside and outside London Electricity's Franchise Area.

      During the February 1, 1997 through December 31, 1997 period that London Electricity was included in Entergy London's 1997 results of operations, the number of electricity units supplied increased by 5% while total revenues produced by the supply business increased by 2% ($26 million) to $1,689 million from $1,663 million for the ten month period from April 1, 1996 to January 31, 1997. While volume increased for both Franchise Supply Customers and Non-Franchise Supply Customers due to the additional month included in the later period, this was partially offset by lower average unit prices for both customer categories. Reductions in prices for Franchise Supply Customers are due primarily to pass-through of reduced costs of purchased power. Reductions in prices for Non-Franchise Supply Customers are due primarily to competitive pressures in this market as purchased power costs decline.

      Other revenues for the February 1, 1997 through December 31, 1997 period that London Electricity was included in Entergy London's 1997 results of operations were $103 million, a decrease of $4 million compared to the ten month period from April 1, 1996 to January 31, 1997. This was due principally to reduced revenues in the contracting business and the exclusion of revenues from subsidiaries disposed of in the period ending January 31, 1997.

Expenses

      Operating expenses increased by $64 million (4%) from $1,596 million in the ten month period from April 1, 1996 to January 31, 1997 to $1,660 million in the February 1, 1997 through December 31, 1997 period that London Electricity was included in Entergy London's 1997 results of operations. This increase was due principally to one additional month's operations in the later period and to increases of $59 million in depreciation and amortization expense related to the acquisition adjustments for fixed assets and distribution license based on 40-year useful lives and of $17 million in other operation and maintenance costs. These increases were partially offset by restructuring charges of $19 million during the earlier period and a decrease in purchase power costs due to a decline in the average purchase price per unit which was offset by an increase in the exchange rate. Also contributing to the total increase was the increase in the U.S. dollars to BPS exchange rate during the year ended December 31, 1997.

Other

Interest Expense, Net

      Interest expense, net increased by $152 million from $27 million during the ten month period from April 1, 1996 to January 31, 1997 to $179 million for the year ended December 31, 1997. This increase was principally as a result of the financing costs associated with the debt facilities entered into to finance the acquisition of London Electricity, effective February 1, 1997.

               ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS


Income Taxes

      Entergy London's effective income tax rate was approximately 596% and 34% for the year ended December 31, 1997, and for the ten month period from April 1, 1996 to January 31, 1997, respectively. The effective rate in the 1997 period was affected by the recording of a one-time charge of $234 million during the year ended December 31, 1997 for the windfall profits tax enacted by the UK government in July 1997 and the non-deductibility, for UK corporation tax purposes, of this charge. This impact was partially offset by the $65 million favorable impact of the reduction in the UK corporation tax rate from 33% to 31%, as discussed above.

      Entergy London's 34% effective income tax rate for the ten month period from April 1, 1996 to January 31, 1997, approximated the statutory rate of 33%.


       ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF LOSS


                                                                 For the Year Ended
                                                                 December 31, 1997
                                                                   (In Thousands)
Operating Revenues                                                   $1,847,042

Operating Expenses:
 Purchased power                                                      1,222,034
 Depreciation and amortization                                          121,365
 Other operation and maintenance costs                                  316,833
                                                                     ----------
     Total                                                            1,660,232
                                                                     ----------

Operating Income                                                        186,810
                                                                     ----------

Other income (deductions):
 Interest and dividend income                                            22,328
 Miscellaneous - net                                                       (803)
                                                                     ----------
     Total                                                               21,525
                                                                     ----------

Interest Charges:
 Distributions on preferred securities of subsidiaries                    3,019
 Other interest - net                                                   175,628
                                                                     ----------
      Total                                                             178,647
                                                                     ----------

Income Before Income Taxes                                               29,688

Income tax expense                                                      177,023
                                                                     ----------

Net Loss                                                              ($147,335)
                                                                     ==========
See Notes to Financial Statements.



         ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 For the Year Ended
                                                                 December 31, 1997
                                                                   (In Thousands)
Operating Activities:
  Net loss                                                            ($147,335)
  Noncash items included in net income:
    Depreciation and amortization                                       121,365
    Deferred income taxes                                               (56,217)
  Changes in assets and liabilities:
    Inventory                                                               375
    Accounts receivable and unbilled revenue                            (66,019)
    Other receivables                                                    42,506
    Prepayments and other                                                (4,340)
    Long-term receivables and other                                       4,546
    Accounts payable                                                    116,091
    Income taxes accrued                                                 81,568
    Interest accrued                                                     (8,270)
    Deferred revenue and other current liabilities                      (32,383)
    Other liabilities                                                   (37,002)
    Other                                                                36,372
                                                                     ----------
       Net cash flow provided by operating activities                    51,257
                                                                     ----------

Investing Activities:
  Construction expenditures                                            (181,165)
  Acquisition of London Electricity, net of cash acquired            (1,951,701)
  Other investments                                                       1,321
                                                                     ----------
    Net cash flow used in investing activities                       (2,131,545)
                                                                     ----------

Financing Activities:
  Proceeds from the issuance of:
    Bank notes and other long-term debt                               1,559,748
    Common Stock                                                        505,953
    Preferred securities of subsidiary partnership                      300,000
  Payment of long-term debt                                            (259,428)
  Changes in short-term borrowings - net                                (25,460)
                                                                     ----------
    Net cash flow provided by financing activities                    2,080,813
                                                                     ----------

Effect of exchange rates on cash and cash equivalents                   (10,615)
                                                                     ----------

Net decrease in cash and cash equivalents                               (10,090)

Cash and cash equivalents at beginning of period                         54,478
                                                                     ----------

Cash and cash equivalents at end of period                              $44,388
                                                                     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                               $139,578
  Cash paid for income taxes                                           $127,585

See Notes to Financial Statements.


              ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET
                                  ASSETS
                                                                                    December 31, 1997
                                                                                     (In Thousands)
Current Assets:
  Cash and cash equivalents
    Cash                                                                                $        -
    Temporary cash investments                                                              44,388
                                                                                        ----------
        Total cash and cash equivalents                                                     44,388
  Notes receivable                                                                           7,364
  Accounts receivable:
    Customer (less allowance for doubtful accounts of $21.9 million)                       139,265
    Other                                                                                   39,764
    Accrued unbilled revenue                                                               262,818
  Accumulated deferred income taxes                                                         12,401
  Inventory                                                                                  1,976
  Prepayments and other                                                                     13,623
                                                                                        ----------
       Total                                                                               521,599
                                                                                        ----------

Property, Plant, and Equipment:
  Property, plant and equipment                                                          2,283,549
  Construction work in progress                                                             81,306
                                                                                        ----------
       Total                                                                             2,364,855
  Less - accumulated depreciation and amortization                                          90,021
                                                                                        ----------
       Property, plant, and equipment - net                                              2,274,834
                                                                                        ----------

Other Property, Investments, and Assets:
  Investments, long-term                                                                    11,413
  Distribution license (net of accumulated amortization of $31.1 million)                1,327,312
  Long-term receivables                                                                     17,172
  Prepaid pension asset                                                                    241,216
  Other                                                                                     10,079
                                                                                        ----------
        Total                                                                            1,607,192
                                                                                        ----------

        TOTAL                                                                           $4,403,625
                                                                                        ==========
See Notes to Financial Statements.

              ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                    December 31, 1997
                                                                                     (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                                        $33,814
  Notes payable                                                                            240,794
  Accounts payable                                                                         349,821
  Customer deposits                                                                         24,946
  Taxes accrued                                                                            120,981
  Interest accrued                                                                          14,201
  Other                                                                                        805
                                                                                        ----------
         Total                                                                             785,362
                                                                                        ----------

Other Liabilities:
  Accumulated deferred income taxes                                                        995,865
  Other                                                                                    250,470
                                                                                        ----------
         Total                                                                           1,246,335
                                                                                        ----------

Long-term debt                                                                           1,706,096
Company-obligated redeemable preferred securities
 of subsidiary partnership holding solely junior subordinated
  deferrable debentures                                                                    300,000

Shareholders' Equity:
  Common stock, BPS1 par value, authorized, issued,
    and outstanding 50,000 shares                                                          114,081
  Paid-in capital                                                                          391,900
  Accumulated deficit                                                                     (132,390)
  Cumulative foreign currency translation adjustment                                        (7,759)
                                                                                        ----------
        Total                                                                              365,832
                                                                                        ----------

Commitments and Contingencies (Notes 2, 9 and 10)

        TOTAL                                                                           $4,403,625
                                                                                        ==========
See Notes to Financial Statements.





        ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY
         STATEMENT OF CONSOLIDATED RETAINED EARNINGS


                                                     For the Year Ended
                                                     December 31, 1997
                                                      (In Thousands)
Retained Earnings, January 1                             $       -

  Add:
    Net loss                                              (147,335)
    Imputed interest on parent company debt                 14,945
                                                         ---------
Accumulated Deficit, December 31                         ($132,390)
                                                         =========


See Notes to Financial Statements.




               ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY

                          SELECTED FINANCIAL DATA


                                             1997
                                         (In Thousands)

            Operating revenues            $1,847,042
            Net loss                      $(147,335)
            Total assets                  $4,403,625
            Long-term obligations (1)     $2,006,096

(1) Includes long-term debt (excluding currently maturing debt) and preferred securities of subsidiary partnership.

                   ENTERGY CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Entergy Corporation,
Entergy   Arkansas,   Entergy  Gulf  States,  Entergy  Louisiana,   Entergy
Mississippi, Entergy New Orleans, System Energy, and Entergy London)

       The accompanying consolidated financial statements include the accounts of Entergy Corporation and its direct and indirect subsidiaries, including the domestic utility companies, System Energy, and Entergy London, whose financial statements are included in this document. Except for London Electricity, which was the predecessor company to Entergy London (see Note 13), the financial statements presented herein result from these companies having registered securities with the SEC.

      All significant intercompany transactions have been eliminated. Entergy Corporation's domestic utility subsidiaries maintain accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications, with no effect on net income or shareholders' equity.

Use of Estimates in the Preparation of Financial Statements

     The preparation of Entergy Corporation and its subsidiaries' financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Adjustments to the reported amounts of assets and liabilities may be necessary in the future to the extent that future estimates or actual results are different from the estimates used.

Revenues and Fuel Costs

     Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi generate, transmit, and distribute electricity (primarily to retail customers) in Arkansas, Louisiana, and Mississippi, respectively. Entergy Gulf States generates, transmits, and distributes electricity primarily to retail customers in Texas and Louisiana; distributes gas at retail primarily in Baton Rouge, Louisiana, and also sells steam to a large refinery complex in Baton Rouge. Entergy New Orleans sells both electricity and gas to retail customers in the City of New Orleans (except for Algiers, where Entergy
Louisiana is the electricity supplier). London Electricity, Entergy London's sole asset, distributes and supplies electricity to customers in the London metropolitan area.

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

      The domestic utility companies and Entergy London accrue estimated revenues for energy delivered since the latest billings. Entergy London records revenue net of value-added tax.

      The domestic utility companies' rate schedules include either fuel adjustment clauses or fixed fuel factors, both of which allow either current recovery or deferrals of fuel costs until such costs are reflected in the related revenues. Fixed fuel factors remain in effect until changed as part of a general rate case, fuel reconciliation, or fixed fuel factor filing.

      Entergy London purchases power primarily from the wholesale trading market for electricity in England and Wales (Electricity Pool). The
Electricity Pool monitors supply and demand between generators and suppliers, sets prices for generation, and provides centralized settlement of amounts due between generators and suppliers.

Price Control

      Certain supply customers of Entergy London are subject to price control formulas through December 1998 which allow a maximum charge per unit of electricity. Distribution customers are subject to price control formulas which allow a maximum charge per unit of electricity. Differences in the charges, or in the purchase cost of electricity, can result in the under or over-recovery of revenues in a particular year.

      Where there is an over-recovery of supply or distribution business revenues against the regulated maximum allowable amount, revenues are deferred in an amount equivalent to the over-recovered amount. The deferred amount is deducted from operating revenues and included in other liabilities. Where there is an under-recovery, no asset is recorded in anticipation of any potential future recovery.

Utility Plant

      Utility plant is stated at original cost. The original cost of utility plant retired or removed, plus the applicable removal costs, less salvage, is charged to accumulated depreciation. Maintenance, repairs, and minor replacement costs are charged to operating expenses. Substantially all of the utility plant is subject to liens from mortgage bond indentures.

      Utility plant includes the portions of Grand Gulf 1 and Waterford 3 that have been sold and leased back. For financial reporting purposes, these sale and leaseback arrangements are reflected as financing transactions.

      Net utility plant, by company and functional category, as of December 31, 1997 is shown below (in millions):

                                           Entergy     Entergy     Entergy     Entergy      Entergy    System    Entergy
Production                       Entergy   Arkansas  Gulf States  Louisiana  Mississippi  New Orleans  Energy    London
    Nuclear                      $ 7,559  $     951   $    2,312   $ 1,940     $       -     $      -   $2,356   $     -
    Other                          1,538        366          631        224          213           14        -
Transmission                       1,703        450          467        329          304           21       10         -
Distribution                       5,370        916          788        731          424          162        -      1,976
Other                                859        131          189        107           90           17       13        218
Plant acquisition adjustment-
    Entergy Gulf States              439          -            -          -            -            -        -          -
Other                                 93          -           32          -            -           61        -          -
Construction Work
    in Progress                      566        123           90         52           23           19       37         81
Nuclear Fuel
(leased and owned)                   342         93           78         59            -            -       64          -
Accumulated Provision
   For Decommissioning (1)          (336)      (227)         (49)       (60)           -            -        -          -
                                 ----------------------------------------------------------------------------------------
          Utility Plant - Net    $18,133  $   2,803    $   4,538    $ 3,382   $    1,054     $    294   $2,480   $  2,275
                                 ========================================================================================
(1)  System  Energy's decommissioning liability is recorded on the  Balance
     Sheet in "Deferred Credits and Other Liabilities - Other"

      Depreciation is computed on the straight-line basis at rates based on the estimated service lives and costs of removal of the various classes  of
property.   Depreciation rates on average depreciable  property  are  shown below:

                  Entergy     Entergy       Entergy    Entergy      Entergy      System     Entergy
      Entergy     Arkansas    Gulf States   Louisiana  Mississippi  New Orleans  Energy     London
1997  3.2%        3.1%         2.8%         3.0%        2.5%          3.1%       3.4%       4.4%
1996  3.0%        3.2%         2.7%         3.0%        2.4%          3.1%       3.3%        N/A
1995  2.9%        3.3%         2.7%         3.0%        2.4%          3.1%       2.9%        N/A

      AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is only realized in cash through depreciation provisions included in rates.

Jointly-Owned Generating Stations

       Certain Entergy Corporation subsidiaries jointly own electric generating facilities with third parties, and record the investments and expenses associated with these generating stations to the extent of their respective undivided ownership interests. As of December 31, 1997, the subsidiaries' investment and accumulated depreciation in each of these generating stations were as follows:

                                                         Total
                                                       Megawatt                            Accumulated
Generating Stations                           Fuel    Capability   Ownership  Investment   Depreciation
                                              Type
                                                                                  (In Thousands)
Entergy Arkansas
 Independence            Unit 1                Coal      836         31.50%    $117,515       $45,471
                         Common Facilities     Coal                  15.75%      29,568        10,591
 White Bluff             Units 1 and 2         Coal    1,659         57.00%     397,304       174,227
Entergy Gulf States (1)
 Roy S. Nelson           Unit 6                Coal      550         70.00%     400,409       177,305
 Big Cajun 2             Unit 3                Coal      540         42.00%     222,957        92,960
Entergy Mississippi -
 Independence            Units 1 and 2         Coal    1,678         25.00%     224,081        85,860
System Energy -
 Grand Gulf              Unit 1               Nuclear  1,200        90.00%(2) 3,454,067     1,086,820
Entergy Power -
 Independence            Unit 2                Coal      842         21.50%     121,138        41,883

(1)On December 23, 1997, Cajun's 30% ownership interest in River Bend Unit 1, a 936 MW nuclear unit located near St. Francisville, Louisiana, was transferred to Entergy Gulf States, which previously had owned the other 70% of the unit. See Note 9.
(2)Includes  an 11.5% leasehold interest held by System Energy.   See  Note
   10.

Income Taxes

      Entergy Corporation and its subsidiaries file a U.S. consolidated federal income tax return. Income taxes are allocated to the subsidiaries in proportion to their contribution to consolidated taxable income. SEC regulations require that no Entergy Corporation subsidiary pay more taxes than it would have paid if a separate income tax return had been filed. Entergy London, as a member of an affiliated group in the UK, is eligible for group relief. Group relief enables current losses to be surrendered by one affiliated company to another affiliated company. It is the policy of Entergy London's affiliated group to apply the group relief provisions in order to minimize the UK corporation income tax of the group. In accordance with SFAS 109, "Accounting for Income Taxes", deferred income taxes are recorded for all temporary differences between the book and tax basis of assets and liabilities, and for certain credits available for carryforward.

      Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

      Investment tax credits are deferred and amortized based upon the average useful life of the related property, in accordance with rate treatment.

Distribution Licenses

      Distribution licenses represent the identifiable intangible assets related to Entergy London and CitiPower which exclusively permit distribution services to be provided within defined territories. These licenses are being amortized over 40 years using the straight-line method. Entergy's future net cash flows are expected to be sufficient to recover the amortization of the cost of the CitiPower and Entergy London licenses.

Reacquired Debt

     The premiums and costs associated with reacquired debt of the domestic utility companies and System Energy (except that allocable to the deregulated operations of Entergy Gulf States) are being amortized over the life of the related new issuances, in accordance with ratemaking treatment.

Cash and Cash Equivalents

      Entergy considers all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Investments

       Entergy applies the provisions of SFAS 115, "Accounting for Investments for Certain Debt and Equity Securities", in accounting for investments. As a result, Entergy has recorded on the consolidated balance sheet an additional $53 million in decommissioning trust funds of the domestic utility companies. Such increase represents the amount by which the fair value of the securities held in such funds exceeds the amounts deposited from rate recovery, plus the related earnings on the amounts deposited. In accordance with the regulatory treatment for decommissioning trust funds, Entergy has recorded an offsetting amount in unrealized gains on investment securities as a regulatory liability in other deferred credits.

      Entergy London accounts for investments whose fair market values are readily determinable in accordance with SFAS 115. These securities are considered available-for-sale securities under SFAS 115 and their fair values approximate cost. Other securities whose fair market values are not readily determinable and in which Entergy London does not have a significant interest are recorded at cost.

      Investments in which Entergy London's ownership interest ranges from 20% to 50%, or which are less than 20% owned but over which Entergy London exercises significant influence over operating and financial policies, are accounted for using the equity method. The following are Entergy London's principal equity method investments as of December 31, 1997:

               Investment                  Percentage Ownership

               Thames Valley Power Ltd             50%
               London Total Energy Ltd             50%
               Barking Power Limited              13.5%

     These investments were acquired effective February 1, 1997, as part of Entergy's acquisition of London Electricity.

Foreign Currency Translation

     In accordance with SFAS 52, "Foreign Currency Translation," all assets and liabilities of Entergy's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of shareholders' equity. Current exchange rates are used for U.S. dollar disclosures of future obligations denominated in foreign currencies. No representation is made that the foreign currency denominated amounts have been, could have been, or could be converted into U.S. dollars at the rates indicated or at any other rates.

Earnings per Share - SFAS 128

      The FASB issued SFAS 128, "Earnings per Share", in February 1997, effective for calendar year-end 1997 financial statements. Entergy adopted SFAS 128 and has included a dual presentation of basic and diluted earnings per share on its consolidated statement of income. The average number of common shares outstanding for the presentation of diluted earnings per share for the years 1997, 1996, and 1995 were greater by approximately 90,000, 91,000, and 60,000 shares, respectively, than the number of such shares for the presentation of basic earnings per share due to Entergy's stock option and other stock compensation plans discussed more fully in
Note 5.

     Options to purchase approximately 120,000, 235,000, and 155,000 shares of common stock at various prices were outstanding at the end of 1997, 1996, and 1995, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the market price of the common shares at the end of each of the years presented.

Application of SFAS 71

     The domestic utility companies and System Energy currently account for the effects of regulation pursuant to SFAS 71, "Accounting for the Effects of Certain Types of Regulation". This statement applies to the financial statements of a rate-regulated enterprise that meets three criteria. The enterprise must have rates that (i) are approved by the regulator; (ii) are cost-based; and (iii) can be charged to and collected from customers. These criteria may also be applied to separable portions of a utility's business, such as the generation or transmission functions, or to specific classes of customers. If an enterprise meets these criteria, it may capitalize costs that would otherwise be charged to expense if the rate actions of its regulator make it probable that those costs will be recovered in future revenue. Such capitalized costs are reflected as regulatory assets in the accompanying financial statements. SFAS 71
requires   that  rate-regulated  enterprises  assess  the  probability   of
recovering their regulatory assets at each balance sheet date. When an enterprise concludes that recovery of a regulatory asset is no longer probable, the regulatory asset must be removed from the entity's balance sheet.

      SFAS 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71", specifies how an enterprise that ceases to meet the criteria for application of SFAS 71 for all or part of its operations should report that event in its financial statements. In general, SFAS 101 requires that the enterprise report the discontinuation of the application of SFAS 71 by eliminating from its balance sheet all regulatory assets and liabilities related to the applicable segment. Additionally, if it is determined that a regulated enterprise is no longer recovering all of its costs and therefore no longer qualifies for SFAS 71 accounting, it is possible that an impairment (see further discussion below) may exist which could require further write-offs of plant assets.

      During 1997, EITF 97-4: "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101" was issued and specifies that SFAS 71 should be discontinued at a date no later than when the details of the transition to competition plan for all or a portion of the entity subject to such plan are known. However, other factors could cause the discontinuation of SFAS 71 before that date. Additionally, EITF 97-4 promulgates that regulatory assets to be recovered through cash flows derived from another portion of the entity which continues to apply SFAS 71 should not be written off; rather, they should be considered regulatory assets of the segment which will continue to apply SFAS 71.

      As of December 31, 1997, the majority of the domestic utility companies' and System Energy's operations continue to meet each of the criteria required for the use of SFAS 71, and the companies have recorded significant regulatory assets.

      During 1996, FERC issued Orders No. 888 and 889, which require utilities to provide open access to their transmission system to promote a more competitive market for wholesale power sales. As described in Note 2, the domestic utility companies have filed transition to competition proposals with their regulators providing, among other things, for accelerated recovery of certain capitalized costs to facilitate for an orderly transition to a competitive retail power market. In response to these filings, certain regulatory commissions have begun proceedings to consider retail competition in their jurisdictions.

      Regulators have generally deferred action on the plans in lieu of their general proceedings on competition. Entergy cannot, at this time, predict the completion dates or ultimate outcome of all of these proceedings. Accordingly, the domestic utility companies and System Energy anticipate that they will continue to meet the criteria for the application of SFAS 71 in the foreseeable future.

      Entergy's foreign utility operations are not subject to cost-based rate regulation in the jurisdictions in which they operate, but rather are subject to price cap regulation in certain instances and to competitive market forces in other instances. Therefore, the provisions of SFAS 71 do not apply to Entergy's foreign utility operations.

Domestic Deregulated Operations

      Entergy Gulf States discontinued regulatory accounting principles for its wholesale jurisdiction and its steam department during 1989 and for the Louisiana retail deregulated portion of River Bend in 1991. The results of these deregulated operations (before interest charges) for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                           1997       1996       1995
                                                (In Thousands)

Operating Revenues                       $155,471   $174,751   $141,171
Operating Expenses:
    Fuel, operating, and maintenance       89,987    119,784    115,799
    Depreciation                           36,351     31,455     31,129
                                          -------    -------    -------
Total Operating Expenses                  126,338    151,239    146,928
Income Taxes                                9,416      9,598     (6,979)
                                          -------    -------    -------
Net Income from Deregulated Utility       $19,717    $13,914     $1,222
 Operations                               =======    =======    =======


      The net investment associated with these deregulated operations was approximately $964 million as of December 31, 1997, which includes Cajun's interest in River Bend which was transferred by Cajun's Trustee in Bankruptcy to Entergy Gulf States in late 1997 at a fair value of $139 million, based on management's estimate of such value at the time of transfer.

Impairment of Long-Lived Assets

      Note 2 describes regulatory assets of $169 million (net of tax) related to Texas retail deferred River Bend operating and carrying costs which were written off upon the adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), in the first quarter of 1996.

      In accordance with the provisions of SFAS 121, Entergy periodically reviews long-lived assets whenever events or changes in circumstances indicate that recoverability of these assets is uncertain. Generally, the determination of recoverability is based on the net cash flows expected to result from such operations and assets. Projected net cash flows depend on the future operating costs associated with the assets, the efficiency and availability of the assets and generating units, and the future market and price for energy over the remaining life of the assets. Based on current estimates of future cash flows, management anticipates that future revenues from such assets and operations of Entergy will fully recover all related costs.

      Assets regulated under traditional cost-of-service ratemaking, and thereby subject to SFAS 71 accounting, are generally not subject to impairment, because this form of regulation is designed to assure that all allowed costs are subject to recovery. However, certain deregulated assets and other operations of the domestic utility companies totaling approximately $1.5 billion (pre-tax) could be affected in the future. Those assets include Entergy Arkansas' and Entergy Louisiana's retained shares of Grand Gulf 1, Entergy Gulf States' Louisiana deregulated asset plan, the Texas jurisdiction abeyed portion of the River Bend plant, and wholesale jurisdiction and steam department operations.

Change   in   Accounting  for  Nuclear  Refueling  Outage  Costs   (Entergy
Corporation, Entergy Arkansas, and System Energy)

      In December 1995, at the recommendation of FERC, Entergy Arkansas changed its method of accounting for nuclear refueling outage costs. The change, effective January 1, 1995, results in Entergy Arkansas deferring incremental maintenance costs incurred during an outage and amortizing those costs over the operating period immediately following the nuclear refueling outage, which is the period when the charges are billed to customers. Previously, estimated costs of refueling outages were accrued over the period (generally 18 months) preceding each scheduled outage. The effect of the change for the year ended December 31, 1995, was to decrease net income by $5.1 million (net of income taxes of $3.3 million) or $.02 per share. The cumulative effect of the change was to increase net income $35.4 million (net of income taxes of $22.9 million) or $.15 per share.

     System Energy filed a rate increase request with FERC in May 1995 (see
Note 2), which, among other things, proposed a change in the accounting recognition of nuclear refueling outage costs from that of expensing those costs as incurred to the deferral and amortization method described above with respect to Entergy Arkansas. As described in Note 2, the FERC ALJ issued an initial decision in this proceeding in July 1996, agreeing to the change in recognition of outage costs proposed by System Energy. Accordingly, System Energy deferred the refueling outage costs incurred in the fourth quarter of 1996. As of December 31, 1996, System Energy's current assets included $24.0 million in deferred nuclear refueling outage costs which are being amortized over the next fuel cycle (approximately 18 months). Amortization of these costs in the fourth quarter of 1996 and in 1997 amounted to $1.2 million and $16.4 million, respectively, and the deferred outage costs amounted to $7.8 million as of December 31, 1997. This change has no impact on the net income of either Entergy or System Energy because System Energy will recover the refueling outage costs from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and these companies, in turn, will recover these costs from their ratepayers.

Derivative Financial Instruments

      Entergy uses a variety of derivative financial instruments, including interest rate and foreign currency swaps, natural gas and electricity futures, natural gas and electricity options, and energy trading swaps and contracts for differences, as a part of its overall risk management strategy. Entergy accounts for its derivative financial instruments in accordance with SFAS No. 80, "Accounting for Futures Contracts," SFAS No. 52, "Foreign Currency Translation," and various EITF pronouncements. If the interest rate swaps were to be sold or terminated, any gain or loss would be deferred and amortized over the remaining life of the debt instrument being hedged by the interest rate swap. If the debt instrument being hedged by the interest rate swaps were to be extinguished, any gain or loss attributable to the swap would be recognized in the period of the transaction.

      Entergy uses energy trading swaps and contracts for differences primarily to hedge its UK and Australian supply businesses against the price risk of electricity purchases. Use of these instruments is carried out within the framework of Entergy's purchasing strategy and hedging guidelines. Risk of loss is monitored through establishment of approved counterparties and maximum counterparty limits and minimum credit ratings. Entergy recognizes gains or losses on these instruments when settlement is made on a basis consistent with the treatment of the underlying energy customer contract being hedged.

      Entergy's domestic energy and natural gas marketing business enters into sales and purchases of electricity and natural gas for delivery up to 12 months in the future. To hedge price risk on such transactions, this business utilizes natural gas and electricity futures and option contracts. Gains or losses are recognized on such instruments when settlement is made on a basis consistent with treatment of the underlying sales and purchases of electricity and natural gas.

      See Notes 6, 7, and 9 for additional information concerning Entergy's derivative instruments outstanding as of December 31, 1997.

Fair Value Disclosures

     The estimated fair value of financial instruments was determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. The estimated fair value of derivative financial instruments is based on market quotes of the applicable interest or foreign currency exchange rates, or a survey of foreign Electricity Pool forward prices. Considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange. In addition, gains or losses realized on financial instruments held by regulated businesses may be reflected in future rates and therefore not accrue to the benefit or detriment of stockholders.

      Entergy considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. In addition, Entergy does not expect that performance of its obligations will be required in connection with certain off-balance sheet commitments and guarantees considered financial instruments. For these reasons, and because of the related-party nature of these commitments and guarantees, determination of fair value is not considered practicable. See Notes 5, 7, and 9 for additional disclosure.


NOTE 2.   RATE AND REGULATORY MATTERS

River Bend (Entergy Corporation and Entergy Gulf States)

      In 1988 the PUCT granted Entergy Gulf States a permanent increase in annual revenues of $59.9 million resulting from the inclusion in rate base of approximately $1.6 billion of company-wide River Bend plant investment and approximately $182 million of related Texas retail jurisdiction deferred River Bend costs (Allowed Deferrals). At the same time, the PUCT disallowed as imprudent $63.5 million of company-wide River Bend plant costs and placed in abeyance, with no finding as to prudence, approximately $1.4 billion of company-wide River Bend plant investment and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs (Abeyed Deferrals). As a result of the application of the company's long-lived asset impairment policy, Entergy Gulf States wrote off Abeyed Deferrals of $169 million, net of tax, effective January 1, 1996.

       The PUCT's order has been the subject of several appellate proceedings, culminating in an appeal to the Texas Supreme Court (Supreme Court). On January 31, 1997, the Supreme Court issued an opinion reversing the PUCT's order and remanding the case to the PUCT for further proceedings.

      On January 14, 1998, the commissioners of the PUCT voted by a 2 to 1 majority to disallow recovery of $1.4 billion of company-wide abeyed plant costs. The Texas share of these costs, which is not currently in rates, is approximately $624 million, based on 1988 costs and the jurisdictional allocation included in current rates. The PUCT is expected to enter an order pursuant to its vote, but has not yet done so. As of December 31, 1997, the River Bend plant costs disallowed for retail ratemaking purposes in Texas and the River Bend plant costs held in abeyance totaled (net of taxes and depreciation) approximately $12 million and $252 million, respectively. See "Filings with the PUCT and Texas Cities" below for information related to additional rulings by the PUCT and other retail rate proceedings as well as the proposed agreement in principle between the parties to the Entergy Gulf States rate proceedings in Texas.

Retail Rate Proceedings

Filings with the APSC  (Entergy Corporation and Entergy Arkansas)

      On December 12, 1997, the APSC resolved the rate application that Entergy Arkansas filed in October 1996 by approving the settlement agreement among Entergy Arkansas and four other parties that was filed with the APSC on October 9, 1997. The settlement agreement as approved provides for accelerated amortization of Entergy Arkansas' Grand Gulf purchased power obligation in an amount totaling $165.3 million over the period January 1, 1999 through June 30, 2004, and the establishment of a transition cost account to collect earnings in excess of 11% return on equity through a streamlined annual earnings review for offset against stranded costs when retail access is implemented. Rates will be frozen for at least a three-year period. As of December 31, 1997, Entergy Arkansas established an estimated reserve of $16.6 million in the transition cost account. This estimated reserve will be trued up once the APSC has determined, in a mid-year streamlined earnings review procedure, the actual amount of 1997 overearnings that should go towards the transition cost account. The APSC's Order also established four generic dockets to address competition and transition issues that must be resolved prior to retail access. Finally, the APSC Order approved the rate decreases agreed to in the settlement agreement totaling $200 million over the two-year period 1998-1999, most involving the ending of the Grand Gulf deferrals and other mechanisms, such that the net income effect from these reductions is only approximately $22 million. In management's opinion, Entergy Arkansas continues to meet each of the criteria required for the application of SFAS
71. Refer to "Application of SFAS 71" in Note 1 for a discussion of SFAS 71 and 101, as well as EITF 97-4.

Filings with the PUCT and Texas Cities (Entergy Corporation and Entergy Gulf States)

      In March 1994, the Texas Office of Public Utility Counsel and certain cities served by Entergy Gulf States instituted an investigation of the reasonableness of Entergy Gulf States' rates. On March 20, 1995, the PUCT ordered a retroactive annual base rate reduction of $52.9 million, which was amended to an annual level of $36.5 million. The PUCT's action was based, in part, upon a Texas Supreme Court decision not to require a utility to use the prospective tax benefits generated by disallowed expenses to reduce rates. The May 26, 1995, amended order no longer required Entergy Gulf States to pass such prospective tax benefits on to its customers. The rate refund ordered by the PUCT in its March 20, 1995, order, retroactive to March 31, 1994, was approximately $61.8 million (including interest) and was refunded to customers in September, October, and November 1995. Entergy Gulf States and other parties have appealed the PUCT order, but no assurance can be given as to the timing or outcome of the appeal.

      In December 1995, Entergy Gulf States filed a petition with the PUCT for reconciliation of fuel and purchased power expenses for the period January 1, 1994 through June 30, 1995. Entergy Gulf States believes that there was an under-recovered fuel balance, including interest, of $22.4 million as of June 1995. Hearings were concluded in October 1996, and in April 1997 the PUCT issued an order which approved recovery of approximately $18.8 million of the under-recovered fuel balance, including interest. In June 1997, the PUCT issued a subsequent order based on a rehearing, which reduced the approved recovery to $18.5 million. Entergy Gulf States has appealed portions of the PUCT's order to the Texas District Court. No assurance can be given as to the timing or outcome of these appeals.

      In accordance with the Merger agreement, Entergy Gulf States filed a rate proceeding with the PUCT in November 1996. In April 1996, certain cities served by Entergy Gulf States (Cities) instituted investigations of the reasonableness of Entergy Gulf States' rates. In May 1996, the Cities agreed to forego their pending investigation based on the assurance that any rate decrease ordered in the November 1996 filing would be retroactive to June 1, 1996, with accrued interest until refunded. The agreement further provides that no base rate increase will be retroactive. Subsequent to the November 1996 filing, the Cities passed ordinances reducing Entergy Gulf States' rates by $43.6 million. Entergy Gulf States has appealed these ordinances to the PUCT, and these appeals have been consolidated in the pending rate proceeding. Included in the November 1996 filing was a proposal to achieve an orderly transition to retail electric competition in Texas, similar to the filing described below that Entergy Gulf States made with the LPSC. This filing with the PUCT was litigated in four phases as follows: (i) fuel factor/fuel reconciliation phase, of which Entergy Gulf States believes there was an under-recovered fuel balance of $41.4 million, including interest, for the period July 1, 1995 through June 30, 1996; (ii) revenue requirement phase; (iii) cost allocation/rate design phase; and (iv) competitive issues phase. Hearings on all of the phases have been completed. A supplemental filing with respect to the fourth phase was made with the PUCT on April 4, 1997, outlining a comprehensive market reform proposal calling for the establishment of retail competition, service quality standards, a regional power exchange, and an independent system operator. Entergy Gulf States requested from the PUCT a reciprocal commitment to provide an opportunity for the full recovery of prudently incurred investments previously approved by regulators. The rebuttal testimony of Entergy Gulf States in the competition phase of the case modified its position to include elements from the 1997 proposed Texas legislation addressing retail access. Most notable were the provisions calling for a transition period through the year 2001 and rate reductions for residential and most commercial customers. The PUCT has not issued an order with respect to the completed phases.

      In addition to the January 14, 1998 ruling discussed above in "River Bend," the PUCT upheld an ALJ's ruling disallowing recovery of approximately $40 million of Entergy Services' affiliate costs allocated to Entergy Gulf States in Texas. Entergy Services is responsible for managing Entergy Gulf States' fossil generating plants and transmission and distribution systems, as well as providing human resources, accounting, and other necessary services to Entergy Gulf States and Entergy Corporation's other electric utility subsidiaries. In another matter, the PUCT also issued an order establishing service quality standards and rate of return adjustments for Entergy Gulf States and its Texas retail service territory. A portion of the adjustments will be retroactive and a portion will be prospective. The PUCT will evaluate Entergy Gulf States' future performance based on several criteria including feeder reliability, billing error rates, customer call center performance, service installation performance, line extension performance and street light replacements.

     In March 1998, the parties to the Entergy Gulf States rate proceedings in Texas reached an agreement in principle, subject to approval by the PUCT and the Cities, which would resolve all of the pending rate issues. The
proposed agreement in principle would include  a base  rate  reduction   of
$40  million on an annual  basis,  with  a  refund retroactive  to  June 1,
1996;   additionally   it   would  provide  for  a recovery of $25  million
of deferred fuel costs; the base rates would remain at the same level for the next four years after the reduction; a total service quality credit of $9 million retroactive to June 1996; and the recovery of a portion of the abeyed portion of River Bend such that at the end of the four year rate freeze there will remain $125 million of net plant related to that
abeyed  portion.   Entergy  Gulf  States has  established reserves  for the
probable  effects  of  this  agreement  in principle based  on management's
estimates  of  the  terms  thereof.    These   reserves   of  approximately
$381 million (or $227 million net of taxes) were  recorded  in the   fourth
quarter of 1997.  The results of operations  of  Entergy  Gulf States   for
the year ended December 31, 1997, reflect corresponding charges to operating revenues and other income (deductions) of $70 million and $311 million, respectively. The parties are working to finalize a definitive agreement.
Entergy  Gulf  States  has  agreed  to  implement   the   refunds  and rate
reductions, subject to final approval of the agreement in principle. Final approval of the agreement in principle would resolve all regulatory issues discussed above.

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

      On May 31, 1996, Entergy Gulf States filed its third required post-Merger earnings analysis with the LPSC. Based on this earnings filing, on June 1, 1996, Entergy Gulf States implemented a $5.3 million annual rate reduction. Hearings on this filing concluded in March 1997. An additional rate reduction may be required upon the issuance by the LPSC of a final rate order, which is expected in early 1998.

      On May 30, 1997, Entergy Gulf States filed its fourth post-Merger earnings analysis with the LPSC. This filing showed a revenue deficiency such that no rate reduction is warranted. Entergy Gulf States' filing will be subject to further review by the LPSC. Hearings are scheduled to begin in March 1998.

LPSC Fuel Cost Review

      In September 1996, the LPSC completed the second phase of its review of Entergy Gulf States' fuel costs, which covered the period October 1991 through December 1994 (Phase II). On October 7, 1996, the LPSC issued an order requiring a $34.2 million refund. The ordered refund includes a disallowance of $14.3 million of capital costs (including interest) related to certain gas transportation and storage facilities, which were recovered through the fuel clause, and which have been refunded pursuant to the October 1996 LPSC Settlement. Entergy Gulf States will be permitted to recover these costs in the future through base rates. On October 23, 1996, Entergy Gulf States appealed and received an injunction to stay this order, except insofar as the order requires the $14.3 million refund. On September 19, 1997, the 19th Judicial District Court of Louisiana reversed the LPSC's order with respect to several disallowances associated with the operation of River Bend, affirmed the LPSC's order with respect to the remainder of the ordered disallowances, and ordered a refund of $8.8 million, plus interest from December 31, 1995 until payment to the ratepayers. Pleadings seeking appeals to the Louisiana Supreme Court have been filed.

(Entergy Corporation, Entergy Gulf States, and Entergy Louisiana)

      In September 1996, Entergy Gulf States and Entergy Louisiana filed proposals with the LPSC designed to achieve an orderly transition to retail electric competition in Louisiana, while protecting certain classes of ratepayers from bearing the burden of cost shifting. The proposals do not increase rates for any customer class. However, these proposals do provide for a universal service charge for customers that remain connected to Entergy Gulf States' or Entergy Louisiana's electric facilities but choose to purchase their electricity from another source. In addition, the proposals include a base rate freeze, which would be put into effect for seven years in the Louisiana areas serviced by Entergy Gulf States and Entergy Louisiana. Although these proposals allow for the complete recovery, over a seven-year period, of the remaining plant investment associated with River Bend and Waterford 3 as of December 31, 1995, the NRC operating licenses for these plants permit continued operation until the years 2025 and 2024, respectively. Hearings on these proposals have been delayed until 1998.

      In February 1997, the LPSC identified certain issues embodied in the Entergy Gulf States and Entergy Louisiana proposals that will be addressed in those companies' existing rate dockets, and other issues that will be addressed in an ongoing generic regulatory proceeding examining electric utility industry restructuring.

(Entergy Corporation and Entergy Louisiana)

     On April 15, 1996, Entergy Louisiana made its first annual performance-based formula rate plan filing based on the 1995 test year. On June 19, 1996, the LPSC approved a $12 million annual reduction in base rates effective July 1, 1996. This reduction was based upon the 1995 test year results under the formula rate plan and reflected the expiration of the Waterford 3 phase-in plan discussed below, which was partially offset by the recovery of the property taxes on Waterford 3 and the related deferral discussed below. Subsequently, additional issues were resolved by means of a settlement conference, increasing the base rate reduction from $12 million to $16.5 million. Hearings have been conducted to review Entergy Louisiana's allowed return on equity and to address certain other disputed
issues.   This may result in an additional rate reduction, which  would  be prospective only.

      On May 30, 1997, Entergy Louisiana made its annual formula rate plan filing with the LPSC for the 1996 test year. This filing showed the necessity to reduce rates by approximately $27.8 million. Additionally, in order to reflect certain Waterford 3 related items (property tax and termination of the phase-in plan) that are addressed outside the formula rate plan, the filing showed the necessity to reduce rates further by approximately $26.7 million. These two reductions produced a total reduction of approximately $54.5 million, which was implemented beginning in the first filing cycle of July 1997. The May 30 filing is the final filing in the two-year period of the formula rate plan. There has been no determination to date by the LPSC as to whether the formula rate plan should be extended, modified, or terminated. On January 21, 1998, the LPSC approved a $4 million refund to reflect lower rates effective July 1, 1997, as well as an $8 million prospective annual rate reduction.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

      On March 15, 1997, Entergy Mississippi filed its annual earnings review with the MPSC under its formula rate plan for the 1996 test year. In April 1997, the MPSC issued an order approving a prospective rate reduction of $11.2 million. This rate reduction went into effect May 1, 1997.

      Entergy Mississippi initiated discussions with the MPSC regarding an orderly transition to a more competitive market for electricity. In August 1996, Entergy Mississippi filed a proposal with the MPSC for a rate rider to assure recovery of all Grand Gulf costs incurred to serve customers. The rider would maintain current rates for electric service provided by Entergy Mississippi and would apply to customers within Entergy Mississippi's service area who obtain electricity in the future from a source other than Entergy Mississippi. Entergy Mississippi designed this rider to assure that commitments made under the current system of regulation are honored and that cost burdens are not unfairly transferred from departing customers to those who remain on the Entergy Mississippi system. On August 22, 1996, the MPSC remanded this proposal and established a generic docket to consider competition for retail electric service. Hearings on this docket concluded in April 1997. In early July 1997 the MPSC issued an order directing the Mississippi Public Utilities Staff to submit a report outlining a plan for restructuring the electric utility industry in Mississippi. On November 3, 1997, the Mississippi Public Utilities Staff submitted to the MPSC a proposed transition plan for retail competition in the electric industry in Mississippi. The plan represents the staff's current position on how retail competition can be implemented in Mississippi and includes an implementation schedule in which retail competition would begin on January 1, 2001. The plan assumes the passage of necessary enabling legislation in 1999. The plan also provides for a transition period, from January 1, 2001, through December 31, 2004, for the recovery of any allowed stranded costs through a non-bypassable charge. Parties filed comments on the plan during January and February of 1998 and a hearing is scheduled to be conducted by the MPSC in April 1998.

Filings with the Council  (Entergy Corporation and Entergy New Orleans)

      In March 1997, the Council established new dockets regarding electric and gas utility service competition in the City of New Orleans. The dockets will address competitive issues, including competition, stranded costs, consumer savings, cost shifting, and potential conflicts among federal, state, and local regulators, as such issues relate to electric and gas service. Comments were filed by interested parties in April 1997. Public hearings on these issues were held in May, July, and October of 1997.

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

      Entergy New Orleans made its cost of service and revenue requirement filing in conjunction with its transition to competition plan on September 17, 1997. On November 6, 1997, the Council severed the traditional ratemaking issues from the transition filings and established a procedural schedule for the second phase of the rate proceeding, pursuant to which hearings will be conducted in July 1998. Additionally, the Council ordered Entergy New Orleans to file unbundled gas rates, in preparation for an investigation of issues relating to gas industry competition. The electric transition to competition filing is generally similar to those filed for the other domestic utility companies. It includes a rate cap coupled with a continuing right of the Council to conduct reviews of Entergy New Orleans' earnings, an offer to seek authority from FERC for accelerated recovery of Grand Gulf purchased power obligations, and implementation of a non-bypassable universal service charge for all existing customers,
together  with  functional  unbundling  of  electric  rates.   Entergy  New
Orleans' transition filing will be subject to further review by the Council. A procedural schedule on that filing has not been set, although public comment has been requested by the Council.

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

River Bend Cost Deferrals  (Entergy Corporation and Entergy Gulf States)

      Entergy Gulf States deferred approximately $369 million of River Bend operating and purchased power costs, depreciation, and accrued carrying charges, pursuant to a 1986 PUCT accounting order. Approximately $182 million of these costs are being amortized over a 20-year period, and the remaining $187 million was written off in the first quarter of 1996 in accordance with SFAS 121, as discussed above. As of December 31, 1997, the unamortized balance of the remaining costs was $107 million. Entergy Gulf States deferred approximately $400.4 million of similar costs pursuant to a 1986 LPSC accounting order, which is being amortized over a 10-year period ending in February 1998. Approximately $5 million was unamortized as of December 31, 1997.

      In accordance with a phase-in plan approved by the LPSC, Entergy Gulf States deferred $294 million of its River Bend costs related to the period February 1988 through February 1991. Entergy Gulf States has amortized $286 million through December 31, 1997. The remaining $8 million will be recovered in the first quarter of 1998. In connection with the completion of the phase-in plan, on February 18, 1998, the LPSC approved an annual prospective rate reduction of $87 million.

Grand Gulf 1 and Waterford 3 Deferrals

(Entergy Corporation and Entergy Arkansas)

      Under the settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas agreed to retain a portion of its Grand Gulf l-related costs, recover a portion of such costs currently, and defer a portion of such costs for future recovery. In 1996 and subsequent years, Entergy Arkansas retains 22% of its 36% share (approximately 7.92%) of Grand Gulf 1 costs and recovers the remaining 78%. The deferrals ceased in l990, and Entergy Arkansas is recovering a portion of the previously deferred costs each year through 1998. As of December 31, l997, the balance of deferred costs was $75 million. Entergy Arkansas is permitted to recover on a current basis the incremental costs of financing the unrecovered deferrals. In the event Entergy Arkansas is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided energy cost, which is currently less than Entergy Arkansas' cost of energy from its retained share.

(Entergy Corporation and Entergy Louisiana)

      In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted rate relief with respect to costs associated with Waterford 3 and Entergy Louisiana's share of capacity and energy from Grand Gulf l, subject to certain terms and conditions. With respect to Waterford 3, Entergy Louisiana was granted an increase aggregating $170.9 million over the period 1985-1988, and agreed to permanently absorb, and not recover from retail ratepayers, $284 million of its investment in the unit and to defer $266 million of its costs related to the years 1985-1988, which was recovered from April 1988 through June 1997.

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

(Entergy Corporation and Entergy Mississippi)

      Entergy Mississippi entered into a plan with the MPSC that provides, among other things, for the recovery by Entergy Mississippi, in equal annual installments over 10 years beginning October 1, 1988, of all Grand Gulf 1-related costs deferred through September 30, 1988, pursuant to a final order by the MPSC. Additionally, the plan provided that Entergy Mississippi would defer, in decreasing amounts, a portion of its Grand Gulf 1-related costs over four years beginning October 1, 1988. These deferrals are being recovered by Entergy Mississippi over a six-year period that began in October 1992 and will end in September 1998. As of December 31, 1997, the uncollected balance of Entergy Mississippi's deferred costs was approximately $127 million. The plan also allows for the current recovery of carrying charges on all deferred amounts.

(Entergy Corporation and Entergy New Orleans)

      Under Entergy New Orleans' various rate settlements with the Council in 1986, 1988, and 1991, Entergy New Orleans agreed to absorb and not recover from ratepayers a total of $96.2 million of its Grand Gulf 1 costs. Entergy New Orleans was permitted to implement annual rate increases in decreasing amounts each year through 1995, and to defer certain costs and related carrying charges for recovery on a schedule extending from 1991 through 2001. As of December 31, 1997, the uncollected balance of Entergy New Orleans' deferred costs was $99 million.

Proposed Rate Increase

(System Energy)

      System Energy filed an application with FERC on May 12, 1995, for a $65.5 million rate increase. The request seeks changes to System Energy's rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation rate, and the rate of return on common equity. The request also includes a proposed change in the accounting recognition of nuclear refueling outage costs from that of expensing those costs as incurred to the deferral and amortization method described in Note 1 with respect to Entergy Arkansas. On December 12, 1995, System Energy implemented the $65.5 million rate increase, subject to refund, for which a portion has been reserved. Hearings on System Energy's request began in January 1996 and were completed in February 1996. On July 11, 1996, the ALJ issued an initial decision in this proceeding that agreed with certain of System Energy's proposals, including the change in accounting for nuclear refueling outage costs, while rejecting a proposed increase in return on common equity and recommending a slight decrease. The ALJ also rejected the proposed change in the decommissioning cost methodology. The decision of the ALJ is preliminary and may be modified in the final decision by FERC. Management is unable to predict the final outcome of the rate increase request or the amount of any refunds in excess of reserves that may be required.

(Entergy Mississippi)

      Entergy Mississippi's allocation of the proposed System Energy wholesale rate increase is $21.6 million annually. In July 1995, Entergy Mississippi filed a schedule with the MPSC that defers the retail recovery of the System Energy rate increase. The deferral plan, which was approved by the MPSC, began in December 1995, the effective date of the System Energy rate increase, and will end after the issuance of a final order by FERC. The deferral period ends September 1998, and the deferred amount is to be amortized over 48 months beginning in October 1998.

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

FERC Settlement (Entergy Corporation and System Energy)

      In November 1994, FERC approved an agreement settling a long-standing dispute involving income tax allocation procedures of System Energy. In accordance with the agreement, System Energy will refund a total of approximately $62 million, plus interest, to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans through June 2004. System Energy also reclassified from utility plant to other deferred debits approximately $81 million of other Grand Gulf 1 costs. Although such costs are excluded from rate base, System Energy is recovering them over a 10-year period. Interest on the $62 million refund and the loss of the return on the $81 million of other Grand Gulf 1 costs will reduce Entergy's and System Energy's net income by approximately $10 million annually until 2004.

Entergy London Regulatory Matters (Entergy Corporation and Entergy London)

Distribution Business

     The distribution business of London Electricity is regulated under its PES license, pursuant to which revenue of the distribution business is controlled by the Distribution Price Control Formula (DPCF). The DPCF determines the maximum average price per unit of electricity (expressed in kilowatt hours) that a REC may charge. The elements used in the DPCF are established for a five-year period and are subject to review by the Regulator at the end of each period and at other times at the discretion of the Regulator. At each review the Regulator can adjust the value of certain elements in the DPCF. Following a review by the Regulator in August 1994, a 14% price reduction was set for London Electricity, effective April 1, 1995. In July 1995, a further review of distribution prices was concluded by the Regulator for fiscal years 1997 to 2000. As a result of this further review, London Electricity's distribution prices were reduced an additional 11% effective April 1, 1996; 3% effective April 1, 1997; and will be reduced by a further 3% on both April 1, 1998 and 1999.

Supply Business

      The supply business of London Electricity is also regulated by the Regulator, and prices are established based upon the Supply Price Control Formula (SPCF) which is similar to the DPCF; however, the SPCF currently allows full pass through for all properly incurred costs and is set for a four-year period by the Regulator.

      At present, London Electricity has an exclusive right to supply electricity to residential and small industrial and commercial customers in its franchise area with demand of less than 100 KW. In late 1998, this segment of the supply business will become open to competition, subject to a six-month transition period. This means the market will be fully opened with all customers having access to competition by June 1999. Although the advent of competition for all customers will permit all RECs to compete on a national level, London Electricity may be more sensitive to competition from its neighboring RECs due to its high customer concentration. London Electricity is in the process of developing its strategy to meet expanded competition in its supply business, which will focus on active marketing and customer service to defend its residential customer base and expanding product offerings to larger business customers. Such strategy may include the development of strategic alliances in the provision of energy and related services and the increased use of hedging of electricity prices to mitigate the increased risk from the expansion of competition. There can be no assurance that this strategy will be successful in avoiding a significant loss of customers of London Electricity's supply business.

      On October 16, 1997, the Regulator published final proposals for new supply price restraints to apply for two years beginning April 1, 1998. The proposals were accepted on November 16, 1997. Among other things, these proposals implement a price reduction for London Electricity's domestic and small business supply customers of 11.8% compared to the supply price tariff in effect in August 1997. A further 3% reduction is proposed to be effective on April 1, 1999. The 11.8% price reduction to be effective on April 1, 1998, would be decreased by the supply tariff reductions announced by London Electricity on September 29, 1997, and effective from October 1, 1997, which will return over-recoveries experienced under the current SPCF. The license modifications which took effect December 31, 1997, discontinued the automatic pass-through of all costs previously passed through to domestic and small business customers, including purchased power costs from the Electricity Pool.

      London Electricity expects to incur approximately $49 million (a portion of which is expected to be capitalized) in fiscal year 1998 for re-engineering and technology costs to prepare infrastructure services for full competition in supply beginning September 1998. London Electricity, along with the other PES license-holders, petitioned the Regulator to recover such costs from customers. In the Regulator's supply price restraint proposals published on October 16, 1997, the Regulator proposed, within the SPCF, to provide for an annual allowance of $7.6 million for each PES license-holder over the 5 years ending March 31, 2003, to cover data management services set-up costs plus an annual allowance of $1.6 million plus $1.60 per customer to cover operating costs for the period 1998 through 2000. London Electricity estimates that these proposals will result in an aggregate allowance for London Electricity of approximately $12.6 million per annum for the period 1998 through 2000. On November 16, 1997, London Electricity accepted the Regulator's new SPCF to be applied beginning April 1, 1998. In its fiscal year 1998 (ends March 31, 1998), London Electricity also expects to incur a total of $8.2 million to procure settlement software for the Electricity Pool designed to interface with RECs' data management software. These costs are expected to be recouped through Electricity Pool settlement charges.

      The non-franchise supply market, which typically includes larger commercial and industrial customers, was opened to competition for all customers with usage above 1 MW upon privatization of the industry in 1990. The non-franchise supply markets of 100 KW or more were opened to full competition starting in April 1994.


NOTE 3.   INCOME TAXES

      Entergy and its registrant subsidiaries' income tax expenses for 1997, 1996, and 1995 consist of the following (in thousands):

        1997                      Entergy    Entergy      Entergy     Entergy      Entergy      System    Entergy
                        Entergy  Arkansas  Gulf States   Louisiana   Mississippi New Orleans    Energy     London
Current:
  Federal               $433,444  $113,278   $   68,881    $ 94,448    $  49,472      $12,003    $98,428   $      -
  Foreign                237,337         -            -           -            -            -          -    234,080
  State                   76,905    23,756        6,007      19,974        9,476        2,096     15,596          -
                       --------------------------------------------------------------------------------------------
    Total                747,686   137,034       74,888     114,422       58,948       14,099    114,024    234,080
Deferred -- net         (312,691)  (73,406)    (104,435)     (9,833)     (30,697)      (1,369)   (35,894)   (57,057)
Investment tax credit
   adjustments -- net     36,346    (4,408)      51,949      (5,624)      (1,507)        (588)    (3,476)         -
                       --------------------------------------------------------------------------------------------
   Recorded income      $471,341  $ 59,220    $  22,402   $  98,965   $   26,744   $   12,142    $74,654   $177,023
     tax expense       ============================================================================================

          1996                          Entergy     Entergy      Entergy     Entergy      Entergy      System
                            Entergy    Arkansas   Gulf States   Louisiana   Mississippi New Orleans    Energy
Current:
  Federal                    $272,036  $  108,583   $      510   $  78,629    $  64,358  $    23,860  $  19,637
  State                        72,204      21,888          201      21,122        9,635        4,631     13,508
                             ----------------------------------------------------------------------------------
    Total                     344,240     130,471          711      99,751       73,993       28,491     33,145
Deferred -- net               100,572     (41,261)     106,715      24,656      (29,390)     (11,587)    52,447
Investment tax credit
   adjustments -- net         (23,653)     (4,766)      (5,335)     (5,847)      (3,497)        (687)    (3,471)
                             ----------------------------------------------------------------------------------
   Recorded income tax       $421,159    $ 84,444   $  102,091   $ 118,560   $   41,106   $   16,217  $  82,121
    expense                  ==================================================================================


          1995                           Entergy      Entergy      Entergy     Entergy       Entergy      System
                             Entergy     Arkansas   Gulf States   Louisiana   Mississippi  New Orleans    Energy
Current:
  Federal                    $ 306,910   $   87,937     $     13   $  93,670    $  62,436   $    19,071    $108,920
  State                         60,278       18,027            -      20,994        9,215         3,394      11,910
                             --------------------------------------------------------------------------------------
    Total                      367,188      105,964           13     114,664       71,651        22,465     120,830
Deferred -- net                 13,333       (5,363)      67,703       8,148      (35,224)       (1,364)    (41,871)
Investment tax credit
   adjustments -- net          (21,478)      (5,658)      (4,472)     (5,698)      (1,550)         (634)     (3,466)
                             --------------------------------------------------------------------------------------
   Recorded income tax       $ 359,043   $   94,943   $   63,244    $117,114    $  34,877     $  20,467   $  75,493
    expense                  ======================================================================================

Charged to cumulative        $  22,861    $  22,861    $       -    $      -    $       -   $         -   $       -
 effect                      ======================================================================================



      Entergy and its registrant subsidiaries' total income taxes differ from the amounts computed by applying the statutory income tax rate to income before taxes. The reasons for the differences for the years 1997, 1996, and 1995 are (amounts in thousands):

                                                     Entergy     Entergy     Entergy     Entergy       Entergy    System  Entergy
                1997                    Entergy     Arkansas   Gulf States  Louisiana   Mississippi  New Orleans  Energy   London
Computed at statutory rate (35%) (31%  $   270,284  $   64,470  $   28,833   $  84,253  $    32,691  $   9,658  $ 61,932  $   9,196
 for Entergy London)
Increases (reductions) in tax
      resulting from:
    State income taxes net of
        federal income tax effect           33,272       8,382       1,274      12,106        3,110      1,191     7,209          -
    Depreciation                            25,471      (2,784)     (3,670)     13,162          964      2,236    15,563          -
    Rate deferrals - net                     3,484       1,543       5,575        (526)      (3,504)       396         -          -
    Amortization of investment
        tax credits                        (19,592)     (4,404)     (3,981)     (5,627)      (1,512)      (589)   (3,479)         -
    Flow-through/permanent
        differences                         (6,537)       (308)     (6,133)         47          (78)       (65)        -          -
    UK windfall profits tax                234,080           -           -           -            -          -         -    234,080
    Change in UK statutory rate            (64,670)          -           -           -            -          -         -    (64,670)
    Non-deductible franchise fees           17,234
    Interest on perpetual instruments       (9,094)
    Benefit of Entergy Corporation
        expenses                                 -      (4,920)          -      (4,788)      (2,704)      (831)   (4,037)         -
    Other -- net                           (12,591)     (2,759)        504         338       (2,223)       146    (2,534)    (1,583)
                                       --------------------------------------------------------------------------------------------
      Total income taxes               $   471,341   $  59,220   $  22,402   $  98,965   $   26,744  $  12,142  $ 74,654  $ 177,023
                                       ============================================================================================
Effective Income Tax Rate                    61.0%       31.6%       27.2%       41.1%        28.6%      44.0%     42.2%     596.8%

                                                         Entergy      Entergy      Entergy      Entergy     Entergy      System
                  1996                      Entergy     Arkansas    Gulf States   Louisiana   Mississippi New Orleans    Energy
Computed at statutory rate (35%)            $ 319,103   $   84,785   $    34,371   $ 108,262   $   42,111    $ 15,048   $  63,626
Increases (reductions) in tax
      resulting from:
    State income taxes net of
        federal income tax effect              54,801       10,796        19,389      11,535        4,188       1,449       7,444
    Depreciation                               15,829       (2,102)       (6,305)      6,722        1,604         402      15,508
    Rate deferrals - net                        1,973        1,115         5,537      (1,829)      (3,430)        580           -
    Amortization of investment
        tax credits                           (20,349)      (4,608)       (4,380)      (5,664)     (1,582)       (635)     (3,480)
    Flow-through/permanent
        differences                             1,059         (845)        2,792        (449)        (275)       (164)          -
    SFAS 121 write-off                         48,265            -        48,265           -            -           -           -
    Other -- net                                  478       (4,697)        2,422         (17)      (1,510)       (463)       (977)
                                            -------------------------------------------------------------------------------------
      Total income taxes                    $ 421,159   $   84,444    $  102,091   $ 118,560   $   41,106   $  16,217   $  82,121
                                            =====================================================================================
Effective Income Tax Rate                       46.2%        34.9%        104.0%       38.3%        34.2%       37.7%       45.4%


                                                      Entergy     Entergy     Entergy      Entergy      Entergy     System
                 1995                     Entergy    Arkansas   Gulf States  Louisiana    Mississippi New Orleans   Energy
Computed at statutory rate (35%)          $ 334,944   $  93,458   $  65,157   $  111,528  $    36,240  $   19,198   $  58,986
Increases (reductions) in tax
      resulting from:
    State income taxes net of
        federal income tax effect            42,599      11,551       8,375       11,532        3,344       1,971       7,036
    Depreciation                              1,670      (1,510)    (13,073)       2,693          739        (661)     13,482
    Rate deferrals - net                      1,699         975       6,240       (2,626)      (3,465)        575           -
    Amortization of investment
        tax credits                         (20,549)     (5,658)     (4,475)      (5,711)      (1,548)       (634)     (3,480)
    Other -- net                             (1,320)     (3,873)      1,020         (302)        (433)         18        (531)
                                          -----------------------------------------------------------------------------------
      Total income taxes                  $ 359,043   $  94,943   $  63,244    $ 117,114   $   34,877   $  20,467  $   75,493
                                          ===================================================================================
Effective Income Tax Rate                     37.5%       35.5%       34.0%        36.7%        33.7%       37.3%       44.8%


      Significant components of Entergy and its registrant subsidiaries' net deferred tax liabilities as of December 31, 1997 and 1996, are as follows (in thousands):

                  1997                            Entergy      Entergy     Entergy      Entergy     Entergy    System       Entergy
                                      Entergy     Arkansas   Gulf States  Louisiana   Mississippi New Orleans  Energy       London
Deferred Tax Liabilities:
    Net regulatory assets/
      (liabilities)                 (1,378,858)  $(293,433)  $ (437,397)  $ (329,903)  $ (32,140)  $ (4,642) $(281,343)  $        -
    Plant-related basis differences (3,574,260)   (475,950)    (991,253)    (716,512)   (192,402)   (52,295)  (494,564)    (572,896)
    Rate deferrals                    (177,609)    (26,164)     (33,665)           -     (74,427)   (43,353)         -            -
    Pension-related items              (74,777)          -            -            -           -          -          -      (74,777)
    Distribution License              (411,467)          -            -            -           -          -          -     (411,467)
    Other                             (181,306)    (53,666)     (66,995)     (32,101)     (7,494)    (4,336)   (16,714)           -
                                   ------------------------------------------------------------------------------------------------
        Total                      $(5,798,277)  $(849,213)  (1,529,310) $(1,078,516)  $(306,463) $(104,626) $(792,621) $(1,059,140)
                                   ================================================================================================
Deferred Tax Assets:
    Accumulated deferred investment
        tax credit                     204,414      40,721       61,122       51,669       9,147      3,440     38,315            -
    Investment tax credit
      carryforwards                     83,080           -       83,080            -           -          -          -            -
    NOL carryforwards                    2,137           -        2,137            -           -          -          -            -
    Foreign tax credits (including
     foreign tax on unremitted
     earnings)                         248,897           -            -            -           -          -          -            -
    Alternative minimum tax credit      40,658           -       40,658            -           -          -          -            -
    Sale and leaseback                 235,668           -            -      108,944           -          -    126,724            -
    Removal cost                       105,477       1,198       27,027       63,759       2,590     10,903          -            -
    Unbilled revenues                   45,505           -       23,848       16,970      (1,195)     5,882          -            -
    Pension-related items               33,724           -       12,897        9,653       1,801      6,097      3,276            -
    Rate refund                        195,484       6,504      154,153            -           -          -     34,827            -
    FERC Settlement                     17,193           -            -            -           -          -     17,193            -
    Other                              211,361       9,062       21,837       24,767       5,379      5,760     10,235       75,676
    Valuation Allowance               (248,897)          -            -            -           -          -          -            -
                                   ------------------------------------------------------------------------------------------------
        Total                      $ 1,174,701  $   57,485  $   426,759    $ 275,762  $   17,722  $  32,082  $ 230,570    $  75,676
                                   ================================================================================================

   Net deferred tax liability      $(4,623,576) $ (791,728) $(1,102,551)   $(802,754) $ (288,741)  $(72,544) $(562,051)   $(983,464)
                                   ================================================================================================

                1996                                  Entergy      Entergy       Entergy       Entergy      Entergy     System
                                         Entergy     Arkansas    Gulf States    Louisiana    Mississippi  New Orleans   Energy
Deferred Tax Liabilities:
    Net regulatory assets/             $(1,406,921)  $(287,217)  $  (434,380)    $(349,667)  $   (21,537)  $  (9,717)  $(304,403)
     (liabilities)
    Plant-related basis differences     (2,976,724)   (476,364)   (1,006,347)     (716,974)     (185,038)    (50,435)   (512,519)
    Rate deferrals                        (322,530)    (84,826)      (68,282)       (2,839)     (113,669)    (52,914)          -
    Other                                 (143,792)    (59,592)       (9,243)      (31,433)       (7,604)     (6,193)    (24,917)
                                       -----------------------------------------------------------------------------------------
        Total                          $(4,849,967)  $(907,999)  $(1,518,252)  $(1,100,913)   $ (327,848)  $(119,259)  $(841,839)
                                       =========================================================================================
Deferred Tax Assets:
    Accumulated deferred investment
        tax credit                          210,879      42,450        61,563        53,831         9,724       3,666      39,645
    Investment tax credit                   138,779           -       138,779             -             -           -           -
        carryforwards
    NOL carryforwards                        24,990           -        24,990             -             -           -           -
    Alternative minimum tax credit           40,658           -        40,658             -             -           -           -
    Sale and leaseback                      233,823           -             -       108,390             -           -     125,433
    Removal cost                            102,268           -        27,391        61,716         2,454      10,707           -
    Unbilled revenues                        37,692           -        17,824        14,965          (343)      5,246           -
    Pension-related items                    30,869           -        11,291         8,838         2,008       5,987       2,745
    Rate refund                              25,409           -             -             -             -       7,077      18,332
    FERC Settlement                          19,079           -             -             -             -           -      19,079
    Other                                   147,020       9,049        61,804        23,545         5,849       8,097      12,585
                                       -----------------------------------------------------------------------------------------
        Total                           $ 1,011,466  $   51,499   $   384,300   $   271,285  $     19,692  $   40,780  $  217,819
                                       =========================================================================================

        Net deferred tax liability      $(3,838,501)  $(856,500)  $(1,133,952)  $  (829,628)   $ (308,156)  $ (78,479)  $(624,020)
                                       =========================================================================================

      As  of  December  31, 1997, Entergy has investment tax  credit  (ITC)
carryforward of $83.1 million and state net operating loss carryforward  of
$26.7  million,  all  related to Entergy Gulf States operations.   The  ITC
carryforwards include the 35% reduction required by the Tax Reform  Act  of
1986  and  may  be applied solely against federal income tax  liability  of
Entergy  Gulf  States and, if not utilized, will expire  between  1998  and
2002.   The  alternative  minimum  tax (AMT)  credit  carryforwards  as  of
December  31, 1997 were $40.7 million, all related to Entergy  Gulf  States operations.  This AMT credit can be carried forward indefinitely and may be applied  solely  against the federal income tax liability of  Entergy  Gulf
States.

      The valuation allowance is provided primarily against foreign tax credit carryforwards and foreign tax credits on unremitted earnings which can be utilized against future taxable income in the United States.


NOTE  4.    LINES  OF  CREDIT AND RELATED SHORT-TERM  BORROWINGS   (Entergy
Corporation,  Entergy  Arkansas, Entergy Gulf  States,  Entergy  Louisiana,
Entergy  Mississippi,  Entergy  New Orleans,  System  Energy,  and  Entergy
London)

      In November 1996, SEC authorization was received by Entergy Arkansas,
Entergy  Gulf States, Entergy Louisiana, Entergy Mississippi,  Entergy  New
Orleans, and System Energy increasing short-term borrowing limits  to  $235 million,  $340 million, $225 million, $103 million, $35 million,  and  $140 million, respectively (for a total of $1.078 billion). These authorizations are  effective through November 30, 2001.  Of these companies, only Entergy
Mississippi  had  borrowings outstanding as of December 31,  1997.  Entergy
Mississippi  had  $47.2 million of borrowings outstanding under  the  money pool,  an  inter-company  borrowing  arrangement  designed  to  reduce  the domestic  utility companies' dependence on external short-term  borrowings.
Entergy  Arkansas, Entergy Louisiana, and Entergy Mississippi  had  undrawn lines of credit as of December 31, 1997, of $18 million, $64.2 million, and
$24 million, respectively.

      In July 1995, Entergy Corporation obtained a $300 million bank credit
facility.   Thereafter, a three-year credit agreement  was  signed  with  a group  of  banks in October 1995 to provide up to $300 million of loans  to
Entergy  Corporation.  As of December 31, 1997, $75 million was outstanding against this facility.  In January 1997, the SEC authorized an increase  in borrowings  under Entergy's bank credit facilities from $300 million  to  a maximum of $500 million.

      On September 13, 1996 Entergy Corporation and ETHC obtained a three-year $100 million bank line of credit which was increased to $250 million in 1997, and that can be drawn by either Entergy Corporation or ETHC (with a guarantee from Entergy Corporation). The proceeds are to be used exclusively for exempt telecommunication investments. As of December 31, 1997, $111 million borrowed by Entergy Corporation was outstanding under this facility.

      Other Entergy companies have SEC authorization to borrow through  the money  pool,  from Entergy Corporation, and from commercial  banks  in  the aggregate principal amounts up to $265 million, of which $98.2 million  was
outstanding  as  of  December  31, 1997.   Some  of  these  borrowings  are
restricted as to use, and are secured by certain assets.

     In total, Entergy had short-term commitments in the amount of $1,029.7
million  as of December 31, 1997, of which $745.2 million was unused.   The
weighted-average interest rate on the outstanding borrowings of Entergy  as of December 31, 1997 and 1996, was 7.09% and 6.10%, respectively.  Included in  these  short-term commitments is $452.5 million of London Electricity's commitments,  which had an outstanding balance of $82.3  million  of short-
term borrowings through committed facilities as of December 31, 1997.   The
weighted  average  interest  rate incurred on Entergy  London's  short-term borrowings  was 7.64% for the period from February 1, 1997 to December  31,
1997.  Commitment fees on the lines of credit for Entergy Arkansas, Entergy
Louisiana,  and Entergy Mississippi are .125% of the undrawn amounts.   The
commitment fees for Entergy Corporation's $300 million credit facility  and
ETHC's  $250 million credit facility are currently .17%, but can  fluctuate depending  on  the  senior debt ratings of the domestic utility  companies.
The  commitment  fees for Entergy London's $452.5 million  credit  facility range  from  .03%  to  .125%  of the undrawn balance.  See  Note  7  for  a discussion of commitments for long-term financing arrangements.


NOTE  5.    PREFERRED,  PREFERENCE, AND COMMON STOCK (Entergy  Corporation,
Entergy   Arkansas,   Entergy  Gulf  States,  Entergy  Louisiana,   Entergy
Mississippi, and Entergy New Orleans)

      The number of shares, authorized and outstanding, and dollar value of preferred and preference stock for Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy
New Orleans as of December 31, 1997, and 1996 were:


                                           Shares                                 Call Price Per
                                         Authorized                Total           Share as of
                                      and Outstanding          Dollar Value        December 31,
                                      1997       1996        1997        1996          1997
Entergy Arkansas Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.32% Series                      70,000      70,000    $  7,000   $  7,000       $103.65
   4.72% Series                      93,500      93,500       9,350      9,350       $107.00
   4.56% Series                      75,000      75,000       7,500      7,500       $102.83
   4.56% 1965 Series                 75,000      75,000       7,500      7,500       $102.50
   6.08% Series                     100,000     100,000      10,000     10,000       $102.83
   7.32% Series                     100,000     100,000      10,000     10,000       $103.17
   7.80% Series                     150,000     150,000      15,000     15,000       $103.25
   7.40% Series                     200,000     200,000      20,000     20,000       $102.80
   7.88% Series                     150,000     150,000      15,000     15,000       $103.00
  Cumulative, $0.01 par value:
   $1.96 Series (a)(b)              600,000     600,000      15,000     15,000          -
                                  ---------   ---------    --------   --------
     Total without sinking fund   1,613,500   1,613,500    $116,350   $116,350
                                  =========   =========    ========   ========
 With sinking fund:
  Cumulative, $100 par value
   8.52% Series                     250,000     300,000    $ 25,000   $ 30,000       $104.26
  Cumulative, $25 par value
   9.92% Series                     241,085     401,085       6,027     10,027        $26.32
                                  ---------   ---------    --------   --------
     Total with sinking fund        491,085     701,085    $ 31,027   $ 40,027
                                  =========   =========    ========   ========
Fair Value of Preferred Stock with sinking fund (d)        $ 32,018   $ 41,835
                                                           ========   ========

                                           Shares                                 Call Price Per
                                         Authorized                Total           Share as of
                                      and Outstanding          Dollar Value        December 31,
                                      1997       1996        1997        1996          1997
Entergy Gulf States Preferred and Preference Stock
 Preference Stock
  Cumulative, without par value
   7% Series (a)(b)               6,000,000   6,000,000    $150,000   $150,000          -
                                  =========   =========    ========   ========
 Preferred Stock
  Authorized 6,000,000, $100 par
   value, cumulative
    Without sinking fund:
     4.40% Series                    51,173      51,173    $  5,117   $  5,117       $108.00
     4.50% Series                     5,830       5,830         583        583       $105.00
     4.40%-1949 Series                1,655       1,655         166        166       $103.00
     4.20% Series                     9,745       9,745         975        975       $102.82
     4.44% Series                    14,804      14,804       1,480      1,480       $103.75
     5.00% Series                    10,993      10,993       1,099      1,099       $104.25
     5.08% Series                    26,845      26,845       2,685      2,685       $104.63
     4.52% Series                    10,564      10,564       1,056      1,056       $103.57
     6.08% Series                    32,829      32,829       3,283      3,283       $103.34
     7.56% Series                   350,000     350,000      35,000     35,000       $101.80
     8.52% Series                         -     500,000           -     50,000          -
     9.96% Series                         -     350,000           -     35,000          -
                                  ---------   ---------    --------   --------
     Total without sinking fund     514,438   1,364,438    $ 51,444   $136,444
                                  =========   =========    ========   ========
 With sinking fund:
   8.80% Series                     162,283     184,595    $ 16,228   $ 18,459       $100.00
   8.64% Series                     112,000     140,000      11,200     14,000       $101.00
   Adjustable Rate - A, 7.42%(c)    168,000     180,000      16,800     18,000       $100.00
   Adjustable Rate - B, 7.47%(c)    247,500     270,000      24,750     27,000       $100.00
                                  ---------   ---------    --------   --------
     Total with sinking fund        689,783     774,595    $ 68,978   $ 77,459
                                  =========   =========    ========   ========
Fair Value of Preference Stock and
 Preferred Stock with sinking fund (d)                     $220,413   $214,475
                                                           ========   ========

                                           Shares                                 Call Price Per
                                         Authorized                Total           Share as of
                                      and Outstanding          Dollar Value        December 31,
                                      1997       1996        1997        1996          1997
Entergy Louisiana Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.96% Series                      60,000      60,000    $  6,000   $  6,000       $104.25
   4.16% Series                      70,000      70,000       7,000      7,000       $104.21
   4.44% Series                      70,000      70,000       7,000      7,000       $104.06
   5.16% Series                      75,000      75,000       7,500      7,500       $104.18
   5.40% Series                      80,000      80,000       8,000      8,000       $103.00
   6.44% Series                      80,000      80,000       8,000      8,000       $102.92
   7.84% Series                     100,000     100,000      10,000     10,000       $103.78
   7.36% Series                     100,000     100,000      10,000     10,000       $103.36
  Cumulative, $25 par value:
   8.00% Series (b)               1,480,000   1,480,000      37,000     37,000          -
                                  ---------   ---------    --------   --------
     Total without sinking fund   2,115,000   2,115,000    $100,500   $100,500
                                  =========   =========    ========   ========
 With sinking fund:
  Cumulative, $100 par value
   7.00% Series (b)                 500,000     500,000    $ 50,000   $ 50,000          -
   8.00% Series (b)                 350,000     350,000      35,000     35,000          -
  Cumulative, $25 par value
   12.64% Series                          -     300,000           -      7,500          -
                                  ---------   ---------    --------   --------
     Total with sinking fund        850,000   1,150,000    $ 85,000   $ 92,500
                                  =========   =========    ========   ========
Fair Value of Preferred Stock with sinking fund (d)        $ 87,288   $ 93,825
                                                           ========   ========

                                           Shares                                 Call Price Per
                                         Authorized                Total           Share as of
                                      and Outstanding          Dollar Value        December 31,
                                      1997       1996        1997        1996          1997
Entergy Mississippi Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.36% Series                      59,920      59,920    $  5,992   $  5,992       $103.86
   4.56% Series                      43,888      43,888       4,389      4,389       $107.00
   4.92% Series                     100,000     100,000      10,000     10,000       $102.88
   7.44% Series                     100,000     100,000      10,000     10,000       $102.81
   8.36% Series(b)                  200,000     200,000      20,000     20,000          -
   9.16% Series                           -      75,000           -      7,500          -
                                  ---------   ---------    --------   --------
     Total without sinking fund     503,808     578,808    $ 50,381   $ 57,881
                                  =========   =========    ========   ========
 With sinking fund:
  Cumulative, $100 par value
   9.76% Series                           -      70,000    $      -   $  7,000          -
                                  ---------   ---------    --------   --------
     Total with sinking fund              -      70,000    $      -   $  7,000
                                  =========   =========    ========   ========
Fair Value of Preferred Stock with sinking fund (d)                   $  7,000
                                                                      ========

                                           Shares                                 Call Price Per
                                         Authorized                Total           Share as of
                                      and Outstanding          Dollar Value        December 31,
                                      1997       1996        1997        1996          1997
Entergy New Orleans Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.75% Series                      77,798      77,798    $  7,780   $  7,780       $105.00
   4.36% Series                      60,000      60,000       6,000      6,000       $104.57
   5.56% Series                      60,000      60,000       6,000      6,000       $102.59
                                  ---------   ---------    --------   --------
     Total without sinking fund     197,798     197,798    $ 19,780   $ 19,780
                                  =========   =========    ========   ========

                                           Shares                                 Call Price Per
                                         Authorized                Total           Share as of
                                      and Outstanding          Dollar Value        December 31,
                                      1997       1996        1997        1996          1997
Entergy Corporation
 Subsidiary's Preference Stock
  (a)(b)                          6,000,000   6,000,000    $150,000   $150,000          -
                                  =========   =========    ========   ========

Subsidiaries' Preferred Stock
  Without sinking fund            4,944,544   5,869,544    $338,455   $430,955
                                  =========   =========    ========   ========
  With sinking fund               2,030,868   2,695,680    $185,005   $216,986
                                  =========   =========    ========   ========
Fair Value of Preference Stock
 and Preferred Stock with
 sinking fund (d)                                          $339,719   $357,135
                                                           ========   ========

(a)  The total dollar value represents the involuntary liquidation value of
     $25 per share.
(b)  These series are not redeemable as of December 31, 1997.
(c)  Represents weighted-average annualized rates for 1997.
(d)  Fair  values  were  determined using bid  prices  reported  by  dealer
     markets  and by nationally recognized investment banking  firms.   See
     Note   1   for  additional  disclosure  of  fair  value  of  financial instruments.

      Changes in the preferred stock, with and without sinking fund, preference stock, and common stock of Entergy Arkansas, Entergy Gulf
States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans during the last three years were:

                                        Number of Shares
                                  1997        1996        1995
   Preferred stock retirements
     Entergy Arkansas
       $100 par value           (50,000)     (50,000)    (25,000)
       $25 par value           (160,000)    (560,000)   (280,000)
       $0.01 par value                -   (2,000,000)          -
     Entergy Gulf States
       $100 par value          (934,812)    (101,943)    (72,834)
     Entergy Louisiana
       $100 par value                 -     (100,000)          -
       $25 par value           (300,000)  (2,300,370)   (450,211)
     Entergy Mississippi
       $100 par value          (145,000)     (97,700)   (150,000)
     Entergy New Orleans
       $100 par value                 -            -     (34,495)

      Cash sinking fund requirements and mandatory redemptions for the next five years for preferred and preference stock, outstanding as of December
31, 1997, are:

                                       Entergy
                            Entergy     Gulf      Entergy
                 Entergy   Arkansas    States    Louisiana
                             (In Thousands)

         1998    $14,225    $4,500     $5,966     $3,759
         1999     60,466     4,500      5,966     50,000
         2000    160,466     4,500    155,966          -
         2001     45,466     4,500      5,966     35,000
         2002     10,466     4,500      5,966          -

      Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana have the annual noncumulative option to redeem, at par, additional amounts of certain series of their outstanding preferred stock.

     Entergy Corporation from time to time reissues treasury shares to meet the requirements of the Stock Plan for Outside Directors (Directors' Plan), the Equity Ownership Plan of Entergy Corporation and Subsidiaries (Equity
Plan), and certain other stock benefit plans. The Directors' Plan awards to nonemployee directors a portion of their compensation in the form of a fixed number of shares of Entergy Corporation common stock. Shares awarded under the Directors' Plan were 9,104, 6,750, and 9,251 during 1997, 1996, and 1995, respectively.

      During  1997,  Entergy  Corporation issued 1,189,266  shares  of  its previously  repurchased common stock, reducing the amount held as  treasury stock  by $34.8 million.  Included in the foregoing were 813,161 shares  of common  stock  issued  at a value of $21.5 million in connection  with  the acquisition  of  the security monitoring company, Ranger  American,  during
1997.   Entergy  Corporation  issued  the  remaining  shares  to  meet  the requirements of its various stock plans.  In addition, Entergy  Corporation received proceeds of $297 million from the issuance of 11,692,741 shares of common stock under its dividend reinvestment and stock purchase plan during
1997.

      The  Equity  Plan grants stock options, equity awards, and  incentive awards  to key employees of the domestic utility companies.  The  costs  of awards  are  charged to income over the period of the grant  or  restricted period,  as appropriate.  Amounts charged to compensation expense  in  1997 were  immaterial.  Stock options, which comprise 50% of the shares targeted for  distribution under the Equity Plan, are granted at exercise prices not less  than  market value on the date of grant.  The options  are  generally exercisable  six  months  from the date of grant,  with  the  exception  of
250,000 options granted on March 31, 1995, which are not exercisable  until
March 31, 1998, but not more than 10 years after the date of grant.

      Entergy  applies  APB Opinion 25, "Accounting  for  Stock  Issued  to
Employees,"  and related interpretations in accounting for  stock  options.
Accordingly, no compensation cost is required to be recognized  until  such options are exercised because the exercise prices are not less than  market price on the date of grant.  The impact on Entergy's net income would  have
been   $296,000,   $166,000,  and  $374,000  in  1997,  1996,   and   1995,
respectively,  had compensation cost for the stock options been  determined based on the fair value at the grant date for awards under the option  plan consistent with the method prescribed by SFAS 123.

      In applying the disclosure provisions of SFAS 123, the fair value  of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with expected stock price volatility of  19%  in  1997
and   1996  and 18% in 1995 and additional assumptions  for each  of  those
years as  follows:   risk-free  interest rates of 6.3%,  5.4%, and  7.2% in
1997,  1996, and 1995, respectively, average expected lives  of five years, and dividends of $1.80 per share.

     Nonstatutory stock option transactions are summarized as follows:


                                         1997                  1996                  1995
                                            Average                Average                Average
                                  Number     Option     Number      Option     Number      Option
                                of Options   Price    of Options    Price    of Options    Price
Beginning-of-year balance         527,909   $26.42      457,909     $25.94     170,409     $34.86

Options granted                   255,000    25.84       82,500      29.38     315,000      21.39
Options exercised                  (2,500)   23.38       (7,500)     23.38     (12,500)     23.38
Options forfeited                (107,500)   25.43       (5,000)     35.88     (15,000)     33.79
                                  -------               -------                -------
End-of-year balance               672,909   $26.37      527,909     $26.42     457,909     $25.94
                                  =======               =======                =======
Options exercisable at year-end   422,909               277,909                207,909

Weighted average fair value of    $  4.49               $  3.51                $  2.48
  options granted

     The   following  table  summarizes  information  about  stock  options outstanding as of December 31, 1997:

                             Options Outstanding                 Options Exercisable
                    --------------------------------------    ------------------------
                              Weighted-Avg
                                Remaining       Weighted-                  Weighted
   Range of           As of    Contractual    Avg. Exercise    As of     Avg. Exercise
Exercise Prices     12/31/97    Life-Yrs.        Price        12/31/97       Price
$20 - $30           554,302       7.7            $24.29       304,302        $27.09

$30 - $40           118,607       5.6            $36.10       118,607        $36.10
                    -------                                   -------
$20 - $40           672,909       7.3            $26.37       422,909        $29.62
                    =======                                   =======

     To meet the requirements of the Employee Stock Investment Plan (ESIP), Entergy Corporation was authorized to issue or acquire, through March 31, 1997, up to 2,000,000 shares of its common stock to be held as treasury shares. In February 1997, Entergy received authority from the SEC to extend the ESIP for an additional three years ending on March 31, 2000. Under the extended plan, Entergy Corporation may issue either treasury shares or previously authorized but unissued shares. Under the terms of the ESIP, employees can choose each year to have up to 10% of their regular annual salary (not to exceed $25,000) withheld to purchase the Company's common stock at a purchase price equal to 85% of the lower of the market value on the first or last business day of the plan year. The 1997 plan year runs from April 1, 1997, to March 31, 1998. Under the plan, the number of subscribed shares was 319,457, 327,017, and 247,122 in 1997, 1996, and 1995, respectively.

      The fair value of shares granted was estimated on the date of the grant using the Black-Scholes option-pricing model with expected stock price volatility of 19% in 1997 and 1995 and 18% in 1996 and additional assumptions for each of those years as follows: risk-free interest rates of 6.1%, 5.4%, and 6.3% in 1997, 1996, and 1995, respectively, an average expected life of one year, and dividends of $1.80 per share. The weighted-average fair value of those purchase rights granted was $4.75, $5.41, and $4.02, in 1997, 1996, and 1995, respectively. The impact on Entergy's net income would have been $48,000, $894,000, and ($315,000) in 1997, 1996, and 1995, respectively, had compensation cost for the ESIP been determined based on the fair value at the grant date for awards under the ESIP consistent with the method prescribed by SFAS 123.

      Entergy  sponsors  the   Employee Stock  Ownership  Plan  of  Entergy
Corporation  and  Subsidiaries  (ESOP) and  the  Savings  Plan  of  Entergy
Corporation and Subsidiaries (Savings Plan). Both plans are defined contribution plans covering eligible employees of Entergy and its subsidiaries who have completed certain service requirements. Entergy's subsidiaries' contributions to the ESOP and the Savings Plan, and any income thereon, are invested in shares of Entergy Corporation common stock. The allowed contributions to the ESOP are accrued based on the expected utilization of additional investment tax credits in the applicable federal income tax return of Entergy and its subsidiaries, and on expected voluntary participant contributions. Entergy's subsidiaries contributed $22.8 million to the ESOP for the year ended December 31, 1995. There were no contributions in the years ended December 31, 1996 and 1997.

      The Savings Plan provides that the employing Entergy subsidiary may make matching contributions to the plan in an amount equal to 50% of the participant's basic contribution up to 6% of their salary. In 1997, 1996, and 1995, Entergy's subsidiaries contributed $13.2 million annually to the Entergy Savings Plan.

      Entergy Gulf States sponsors the Gulf States Utilities Company Employee Stock Ownership Plan (GSU ESOP) and the Gulf States Utilities Company Employees' Thrift Plan (GSU Thrift Plan), which are both defined contribution plans. The GSU ESOP is available to all Entergy Gulf States employees, pre-Merger Entergy Gulf States employees, and post-Merger employees of Entergy Operations, whose primary work location is River Bend, upon completion of certain eligibility requirements. All contributions to the plan are invested in shares of Entergy Corporation common stock. Entergy Gulf States makes contributions to the GSU ESOP based on expected utilization of additional investment tax credits in the Entergy Gulf States federal tax return and on expected participants' contributions. No additional contributions were made to the GSU ESOP during 1997, 1996, and 1995. The GSU Thrift Plan is available to certain Entergy Operations employees whose primary work location is River Bend. Entergy Gulf States makes matching contributions to the GSU Thrift Plan equal to 50% of a participant's basic contribution which may be invested, at the participant's discretion, in shares of Entergy Corporation common stock. Entergy Gulf States' contributions to the GSU Thrift Plan for the years ended December 31, 1997, 1996, and 1995 were $306,000, $300,000, and $1.1 million, respectively.


NOTE 6.   COMPANY-OBLIGATED REDEEMABLE PREFERRED SECURITIES

 (Entergy Arkansas, Entergy Louisiana, Entergy Gulf States)

      Entergy Arkansas Capital I, Entergy Louisiana Capital I, and Entergy Gulf States Capital I (Trusts) were established as financing subsidiaries of Entergy Arkansas, Entergy Louisiana, and Entergy Gulf States, respectively, for the purpose of issuing common and preferred securities. The Trusts issued Cumulative Quarterly Income Preferred Securities
(Preferred  Securities)   to  the public and  common  securities  to  their
respective parent companies and used the proceeds from the sale to purchase, from their respective parent company, junior subordinated deferrable interest debentures (Debentures). The Debentures held by each Trust are its only assets and each Trust will use interest payments received on the Debentures owned by it to make cash distributions on the Preferred Securities.

                                                                                  Fair Market
                                                        Interest      Trust's       Value of
                                 Preferred    Common       Rate     Investment     Preferred
                        Date    Securities  Securities  Securities      in       Securities at
    Trusts            of Issue    Issued      Issued    Debentures  Debentures      12/31/97
Arkansas Capital I     8-14-96     $60.0       $1.9        8.50%       $61.9         $62.0
Louisiana Capital I    7-16-96     $70.0       $2.2        9.00%       $72.2         $74.0
Gulf States Capital I  1-28-97     $85.0       $2.6        8.75%       $87.6         $88.6

     The Preferred Securities of the Trusts of Entergy Arkansas and Entergy Louisiana will mature on September 30, 2045 and will mature on March 31, 2046 for Entergy Gulf States. The Preferred Securities are redeemable at 100% of their principal amount at the option of Entergy Arkansas and Entergy Louisiana beginning in 2001, and at the option of Entergy Gulf States beginning in 2002, or earlier under certain limited circumstances, including the loss of the tax deduction arising out of the interest paid on the Debentures. Entergy Arkansas, Entergy Louisiana, and Entergy Gulf States have, pursuant to certain agreements, fully and unconditionally guaranteed payment of distributions on the Preferred Securities issued by their respective trusts. Entergy Arkansas, Entergy Louisiana, and Entergy Gulf States are the owners of all of the common securities of their individual Trusts, which constitute 3% of each Trust's total capital.

(Entergy London)

      Entergy London Capital, L.P. (Entergy London Capital), a limited partnership, was established as a financing subsidiary of Entergy London for the purpose of issuing preferred securities. On November 19, 1997, the limited partnership issued $300 million in aggregate liquidation preference amount of 8.625% Cumulative Quarterly Income Preferred Securities in a public offering. All of the proceeds from the sale of these preferred securities were invested by Entergy London Capital in the Perpetual Junior Subordinated Debentures issued by Entergy London to Entergy London Capital. Entergy London used the net proceeds from such investment, together with other funds available to Entergy London, to repay a portion of indebtedness incurred in connection with the acquisition of London Electricity. These debentures will be payable in U.S. dollars. Management's estimate of the fair value of these preferred securities as of December 31, 1997, was $303 million, based on the New York Stock Exchange closing price.

     Entergy London has entered into currency exchange rate swap agreements to hedge the risk associated with exchange rate fluctuations. The exchange rate swap agreements hedging this risk involve the exchange of fixed rate U.S. dollars and BPS interest payments periodically over seven years. Management's estimate of the fair value of the currency swaps outstanding as of December 31, 1997, based on quoted interest and currency exchange rates, is a net asset of approximately $2.0 million.

       The preferred securities of the partnership, as well as the debentures, have no stated date of maturity. The preferred securities are redeemable at the option of Entergy London on or after November 19, 2002, at 100% of their principal amount, or earlier under certain limited circumstances, including the loss of the tax deduction arising out of the interest paid on the debentures. Entergy London is the sole General Partner in Entergy London Capital, and has agreed to maintain ownership of 1% of all capital of Entergy London Capital.


NOTE 7. LONG - TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, and Entergy London)

      The long-term debt of Entergy Corporation's subsidiaries, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, and Entergy London as of December 31, 1997, was:


Maturities    Interest                                 Entergy   Entergy      Entergy    Entergy       Entergy    System    Entergy
From    To    From     To                   Entergy    Arkansas  Gulf States  Louisiana  Mississippi New Orleans  Energy     London
                                                                          (In Thousands)
First Mortgage Bonds
1998   1999   6.000%  11.375%                $491,000    $15,000   $211,000    $35,000                         $230,000
2000   2004   6.000%  8.250%                1,435,270    265,000    603,750    361,520                          205,000
2005   2009   6.650%  7.500%                  313,000    215,000     98,000
2010   2019   9.750%                           75,000     75,000
2020   2026   7.000%  10.000%                 939,011    289,061    444,950    205,000

G&R Bonds
2000   2023   6.625%  8.800%                  590,000                                   $420,000   $170,000

Governmental Obligations(a)
1998   2008   5.900%  8.750%                  104,617     47,190     45,010     11,532       885
2009   2026   5.600%  9.875%                1,596,735    286,200    435,735    412,170    46,030                416,600

Debentures
1998   2000   7.380%  9.720%                  125,000                50,000                                      75,000

Eurobonds
2003   2005   8.000%  8.625%                  325,940                                                                     $325,940

Loan Notes Due 2003(b)                         33,814                                                                       33,814
Revolving Bank Debt Facility:
Facility A, avg rate 8.789% due 2002        1,332,774                                                                    1,332,774
Facility B,(Entergy International Ltd LLC)    117,000
EPDC Revolving Credit Facility due 2000        70,307
Saltend Project Senior Credit Facility/2014    39,610
Long-Term DOE Obligation (Note 9)             123,506    123,506
Waterford 3 Lease Obligation 8.09% (Note 10)  353,600                          353,600
Grand Gulf Lease Obligation 7.02% (Note 10)   489,162                                                           489,162
EP Edegel, Inc. Note Payable, due 2000         67,000
CitiPower Crt Line avg rate 8.31% due 2000    715,330
Other Long-Term Debt                          149,201                 9,937                                                 47,382
Unamortized Premium and Discount - Net        (27,878)   (10,447)    (4,773)    (5,058)   (2,739)    (1,047)     (3,814)
                                            --------------------------------------------------------------------------------------
Total Long-Term Debt                        9,458,999  1,305,510  1,893,609  1,373,764   464,176    168,953   1,411,948  1,739,910
Less Amount Due Within One Year               390,674     60,650    190,890     35,300        20       -         70,000     33,814
                                            --------------------------------------------------------------------------------------
Long-Term Debt Excluding Amount Due
 Within One Year                           $9,068,325 $1,244,860 $1,702,719 $1,338,464  $464,156   $168,953  $1,341,948 $1,706,096
                                           =======================================================================================
Fair Value of Long-Term Debt (c)           $8,635,583 $1,223,591 $1,990,881 $1,074,053  $488,145   $171,199    $969,724 $1,708,743
                                           =======================================================================================


      The long-term debt of Entergy Corporation's subsidiaries, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, as of December 31, 1996, was:

Maturities    Interest                                      Entergy     Entergy       Entergy     Entergy       System
From    To    From     To             Entergy  Arkansas   Gulf States   Louisiana   Mississippi   New Orleans   Energy
                                        (In Thousands)
First Mortgage Bonds
1997  1999   5.375% 11.375%          $687,000    $45,000    $321,000      $69,000                   $12,000      $240,000
2000  2004   6.000% 8.250%          1,355,270    180,000     608,750      361,520                                 205,000
2005  2009   6.650% 7.500%            325,000    215,000     110,000
2010  2019   9.750%                    75,000     75,000
2020  2026   7.000% 10.000%         1,031,648    376,648     450,000      205,000

G&R Bonds
1997  1999   6.950% 11.2%              96,000                                          $ 96,000
2000  2023   6.625% 8.800%            525,000                                           355,000      170,000

Governmental Obligations (a)
1997  2008   5.900% 10.000%           108,267     49,655      45,875       11,837           900
2009  2026   5.950% 9.875%          1,551,235    240,700     435,735      412,170        46,030                   416,600

Debentures
1997  2000   7.380% 9.720%            175,000                100,000                                               75,000

Long-Term DOE Obligation (Note9)      117,270    117,270
Waterford 3 Lease Obligation
  8.76% (Note 10)                     353,600                             353,600
Grand Gulf Lease Obligation
  7.02% (Note 10)                     496,480                                                                     496,480
Line of Credit, variable rate
  due 1998                             65,000
CitiPower Credit Line
  avg.rate 8.31% due 2000             921,553
Other Long-Term Debt                   83,411                  9,938
Unamortized Premium and Discount-Net  (30,310)   (11,420)     (5,087)      (5,619)       (2,861)      (1,112)      (4,211)
                                    -------------------------------------------------------------------------------------
Total Long-Term Debt                7,936,424  1,287,853   2,076,211    1,407,508       495,069      180,888    1,428,869
Less Amount Within One Year           345,620     32,465     160,865       34,275        96,015       12,000       10,000
                                    -------------------------------------------------------------------------------------
Long-Term Debt Excluding Amount
 Due Within One Year               $7,590,804 $1,255,388  $1,915,346   $1,373,233      $399,054     $168,888   $1,418,869
                                   ======================================================================================
Fair Value of Long-Term Debt (c)   $7,087,027 $1,160,377  $2,142,389   $1,104,891      $503,461     $175,566   $  982,423
                                   ======================================================================================


(a) Consists of pollution control bonds, certain series of which are secured by non-interest bearing first mortgage bonds.

(b) Loan notes are included as current maturities of long-term debt based on the option of the holders to redeem such notes on March 31 of each year until their final maturity on March 31, 2003.

(c) The fair value excludes lease obligations, long-term DOE obligations, and other long-term debt and includes debt due within one year. It is determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. See Note 1 for additional information.

     The annual long-term debt maturities (excluding lease obligations) and annual cash sinking fund requirements for debt outstanding as of December 31, 1997, for the next five years are as follows:


                   Entergy     Entergy          Entergy      Entergy      System    Entergy
       Entergy(a) Arkansas(b)  Gulf States(c)  Louisiana(d)  Mississippi  Energy    London
                                             (In Thousands)

 1998  $ 390,674  $60,650      $190,890        $35,300         $ 20        $70,000    $33,814
 1999    232,538      365        71,915            238           20        160,000       -
 2000  1,029,047      220           945        100,225           20         75,000       -
 2001    277,710       35       123,725         18,925           25        135,000       -
 2002  1,946,328  110,135       151,010        217,484       65,025         70,000  1,332,774


(a) Not included are other sinking fund requirements of approximately $15.8 million annually, which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

(b) Not included are other sinking fund requirements of approximately $0.79 million annually, which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

(c) Not included are other sinking fund requirements of approximately $11.6 million annually, which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

(d) Not included are other sinking fund requirements of approximately $3.41 million annually, which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

      Entergy Gulf States has two outstanding series of pollution control bonds collateralized by irrevocable letters of credit, which are scheduled to expire before the scheduled maturity of the bonds. The letter of credit collateralizing the $28.4 million variable-rate series, due December 1, 2015, expires in September 1999 and the letter of credit collateralizing the $20 million variable-rate series, due April 1, 2016, expires in February 1999.

      Entergy's subsidiary, CitiPower, established a variable rate revolving credit facility in the aggregate amount of 1.2 billion Australian dollars ($780 million) on January 5, 1996. The facility is fully collateralized by all of CitiPower's assets and is non-recourse to Entergy. Borrowings have maturities of 30 to 185 days, and are continuously renewable for 30 to 185 day periods at CitiPower's option until the facility matures on June 30, 2000. As of December 31, 1997, the facility was drawn down to 1.1 billion Australian dollars ($715.3 million) at an average interest rate of 5.30%. Credit support is provided to facility banks in the form of a subordinated letter of credit supplied by the Commonwealth Bank of Australia. The letter of credit matures on January 21, 1999, and is for an amount of 70 million Australian dollars ($45.5 million). The letter of credit is fully collateralized by a second-ranking security interest in all of CitiPower's assets and is non-recourse to Entergy.

      CitiPower entered into several interest rate swaps to reduce the impact of interest rate changes on the borrowings under its variable rate line of credit. The interest rate swap agreements which hedge this debt involve the exchange of fixed and floating rate interest payments periodically over the life of the agreements. Interest is recognized currently based on the fixed rate of interest resulting from use of these swap agreements. Market risks arise from the movements in interest rates. If the counterparties to an interest rate swap agreement were to default on contractual payments, the subsidiary could be exposed to increased costs related to replacing the original agreement. However, CitiPower does not anticipate nonperformance by any counterparty to any interest rate swap in effect as of December 31, 1997. As of December 31, 1997, CitiPower was a party to interest rate swaps having a notional amount of 900 million Australian dollars with maturity dates ranging from February 1999 to December 2000, which effectively fixed the rate of interest on the CitiPower credit line at 7.70%. CitiPower is also a party to an additional swap with a notional amount of 32 million Australian dollars and a maturity date of December 2009. The estimated fair value of the interest rate swaps, which represents the estimated amount CitiPower would pay to terminate the swaps at December 31, 1997, based on quoted interest rates, is a net liability of $28 million. See Note 1 for a discussion of Entergy accounting policies regarding interest rate swaps.

      Entergy London executed a credit facility with several banks on December 17, 1996, to obtain credit facilities in the aggregate amount of approximately BPS1.25 billion ($2.1 billion). Proceeds of this facility, which were in three tranches, were used, together with $392 million of cash provided by Entergy, to fund the acquisition of, and to provide working capital for, London Electricity. The facilities were refinanced in November 1997. New or restated borrowing facilities were negotiated and Cumulative Quarterly Income Preferred Securities were issued (see Note 6 for more information) to partially replace one of the tranches. The restated credit facility is non-recourse to Entergy and is collateralized by certain assets of Entergy London, consisting of 65% of the shares of London Electricity. The maturity dates of the various tranches of the credit facility range from December 17, 2001, to October 31, 2002. The interest rate on these facilities is the London Interbank Offered Rate plus up to 1.00%, depending on the capitalization ratio of Entergy London and its subsidiaries.

     A portion of the amended and restated facility ($1.3 billion), and related interest rate swaps, are now obligations of Entergy UK Limited, an indirect, wholly-owned subsidiary of Entergy Corporation. These obligations are still reflected in the financial statements of Entergy London, however, because the facility is guaranteed by Entergy London, Entergy UK Limited's indirect, wholly-owned subsidiary. Entergy London recognizes the interest expense associated with this debt in its financial statements, with a credit to shareholder's equity for the same amount. This credit to shareholder's equity offsets dividends as they are declared from Entergy London to Entergy UK Limited. These dividends are the funding mechanism for Entergy UK Limited to service this debt. Management intends to declare future dividends from Entergy London to enable Entergy UK Limited to continue to service this debt.

      Entergy  London entered into interest rate swaps  to  reduce  the impact of interest rate changes on its debt related to the London Electricity acquisition. The interest rate swap agreements involve the exchange of floating rate interest payments for fixed rate interest payments over the life of the agreements. Entergy London recognizes interest expense currently based on the fixed rate of interest resulting from use of these swap agreements. If the counterparties to an interest rate swap agreement were to default on contractual payments, Entergy London could be exposed to increased costs related to replacing the original agreement. However, management does not anticipate nonperformance by any counterparty to any interest rate swap in effect as of December 31, 1997. As of December 31, 1997, Entergy London was party to interest rate swaps having a notional amount of BPS600 million with maturity dates ranging from March 1999 to September 2001, which effectively fixed the rate of interest at 7.48%. The estimated fair value of the interest rate swaps, which represents the estimated amount Entergy London would pay to terminate the swaps as of December 31, 1997, based on quoted interest rates, is a net liability of $11 million. See Note 1 for a discussion of Entergy's accounting policies regarding interest rate swaps.

      In August 1997, EPDC entered into a BPS50 million ($82.5 million) credit facility to finance the acquisition of the Damhead Creek project. In December 1997, EPDC amended the credit facility and increased the amount of the revolver to BPS100 million ($165 million). As of December 31, 1997, approximately BPS97.4 million ($160.2 million) was outstanding under this facility. The interest rate on the outstanding borrowings was 7.84% at December 31, 1997.

      In December 1997, Saltend Cogeneration Company (SCC), an indirect wholly-owned subsidiary of EPDC, entered into a BPS646 million ($1.07 billion) non-recourse senior credit facility (Senior Credit Facility) to finance the construction of a 1200 MW gas-fired power plant in Hull, England. Borrowings under the Senior Credit Facility are payable after completion of construction over a 15-year period beginning December 31, 2000. SCC also entered into a BPS72 million ($118 million) Subordinated Credit Facility that provides funding upon the earlier of completion of construction or July 31, 2000. The proceeds of borrowings under this facility will be used to repay a portion of the Senior Credit Facility. The Subordinated Credit Facility is payable over a 10-year period beginning December 31, 2000.

      The Senior Credit Facility is collateralized by all of the assets of SCC. Furthermore, the credit facilities require SCC to enter into interest rate hedges for a significant portion of the project debt. Certain cash balances, primarily related to SCC, are restricted from being used to make loans and advances or to pay dividends to EPDC by the amount required for debt payments, letter of credit expenses, and permitted project costs. The total restricted cash was $2.6 million as of December 31, 1997.

      On January 16, 1998, Entergy Arkansas redeemed, in full at par, prior to its maturity, $45.5 million of its 1977 6 1/8% Series Jefferson County pollution control revenue bonds due October 1, 2007, with proceeds of 5.6% pollution control revenue bonds, due October 1, 2017, issued in December 1997.


NOTE 8. DIVIDEND RESTRICTIONS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, and Entergy London)

      Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common and preferred stock. Additionally, PUHCA prohibits Entergy Corporation's subsidiaries from making loans or advances to Entergy Corporation. Detailed below are the restricted retained earnings unavailable for distribution to Entergy Corporation by subsidiary.

                                        Restricted
                                         Earnings
                                       (in millions)

                  Entergy Arkansas        $291.3
                  Entergy Mississippi       15.8

      During  1997, cash dividends paid to Entergy Corporation  by  its subsidiaries totaled $550.2 million. In February 1998, Entergy Corporation received common stock dividend payments from its subsidiaries totaling $103.9 million.


NOTE 9.   COMMITMENTS AND CONTINGENCIES

Cajun  -  River Bend Litigation (Entergy Corporation and  Entergy  Gulf
States)

      Entergy Gulf States and Cajun, respectively, owned 70% and 30% undivided interests in River Bend (operated by Entergy Gulf States), and own 42% and 58% undivided interests in Big Cajun 2, Unit 3 (operated by Cajun). These relationships spawned a number of long-standing disputes and claims between the parties. An agreement setting forth terms for the resolution of all such disputes was reached by Entergy Gulf States, the Cajun bankruptcy trustee, and the RUS, and was approved by the United States District Court for the Middle District of Louisiana (District Court) on August 26, 1996 (Cajun Settlement). The Cajun Settlement was consummated on December 23, 1997.

      The  Cajun  Settlement  includes, but  is  not  limited  to,  the following elements: (i) Cajun's 30% interest in River Bend was transferred, at the behest of the RUS, by Cajun's Trustee in Bankruptcy to Entergy Gulf States; (ii) Cajun set aside in trust a total of $132 million for its share of the decommissioning costs of River Bend; (iii) Cajun transferred certain transmission assets to Entergy Gulf States; (iv) Cajun and Entergy Gulf States settled transmission disputes and released each other from claims for payment under transmission arrangements; (v) all funds paid by Entergy Gulf States into the registry of the District Court, which totaled over $102 million on December 23, 1997, were returned to Entergy Gulf States;
(vi) Cajun was released from its unpaid past, present, and future liability to Entergy Gulf States for River Bend costs and expenses; and
(vii) all remaining litigation between Cajun and Entergy Gulf States was dismissed. Based on the District Court's approval of the Cajun Settlement, a litigation accrual established in 1994 for possible losses associated with the Cajun-River Bend litigation was reversed in September 1996. The consummation of the Cajun Settlement resulted in an addition to net income for Entergy Gulf States of $146 million in 1997.

      Proponents of all of the plans of reorganization submitted to the Bankruptcy Court in the Cajun bankruptcy case have incorporated the Cajun Settlement as an integral condition to the effectiveness of their plans. The Bankruptcy Court has approved proposals by three groups seeking to acquire the non-nuclear assets of Cajun and has signed an order that establishes rules for how Cajun's creditors will vote on the three plans. On December 16, 1996, the Bankruptcy Court began hearings on the balloting and the plan that will be adopted. Additional hearings are scheduled for 1998.

Cajun - Coal Contracts (Entergy Corporation and Entergy Gulf States)

      On January 13, 1997, Entergy Gulf States filed a declaratory judgment action in the U.S. Bankruptcy Court in which the Cajun bankruptcy is pending, seeking a ruling that Entergy Gulf States would not be liable for damages to certain coal suppliers for Big Cajun 2, Unit 3, if the Cajun bankruptcy trustee were to reject their coal contracts as a part of a plan of reorganization in the bankruptcy proceeding. In its pleading, Entergy Gulf States took the position that it was not a party to, and had no liability under, those coal contracts. On February 12, 1997, the coal suppliers and the Cajun bankruptcy trustee filed a response in the declaratory judgment action and made certain counterclaims and crossclaims. The coal suppliers contended that Entergy Gulf States' declaratory judgment action should be dismissed and, in the alternative, argued that Cajun was Entergy Gulf States' agent in the procurement of coal for Big Cajun 2, Unit 3, and that Entergy Gulf States was a party to and had liability under the coal supply contracts. On September 4, 1997, the U.S. Bankruptcy Court ruled that Entergy Gulf States was not liable for the Cajun coal contracts. The coal suppliers have subsequently appealed this decision to the District Court, and oral argument on the appeal is set for April 1998.

Capital   Requirements  and  Financing  (Entergy  Corporation,  Entergy
Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy London, and System Energy)

       Construction  expenditures  (excluding  nuclear  fuel)  for  the domestic utility companies, System Energy, and Entergy London for the years 1998, 1999, and 2000 are estimated to total $734 million, $644 million, and $680 million, respectively. Entergy will also require $1.887 billion during the period 1998-2000 to meet long-term debt and preferred stock maturities and cash sinking fund requirements. Entergy plans to meet these requirements primarily with internally generated funds and cash on hand, supplemented by proceeds of the issuance of debt and company-obligated mandatorily redeemable preferred securities and from outstanding credit facilities. Certain domestic utility companies and System Energy may also continue with the acquisition or refinancing of all or a portion of certain outstanding series of preferred stock and long-term debt. See Notes 5, 6, and 7 for further information.

Grand Gulf 1-Related Agreements

Capital Funds Agreement (Entergy Corporation and System Energy)

      Entergy Corporation has agreed to supply System Energy with sufficient capital to (i) maintain System Energy's equity capital at an amount equal to a minimum of 35% of its total capitalization (excluding short-term debt), and (ii) permit the continued commercial operation of Grand Gulf 1 and pay in full all indebtedness for borrowed money of System Energy when due. In addition, under supplements to the Capital Funds Agreement assigning System Energy's rights as security for specific debt of System Energy, Entergy Corporation has agreed to make cash capital contributions to enable System Energy to make payments on such debt when due.

      System Energy has entered into agreements with Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans whereby they are obligated to purchase their respective entitlements of capacity and energy from System Energy's 90% ownership and leasehold interest in Grand Gulf 1, and to make payments that, together with other available funds, are adequate to cover System Energy's operating expenses. System Energy would have to secure funds from other sources, including Entergy Corporation's obligations under the Capital Funds Agreement, to cover any shortfalls from payments received from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under these agreements.

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      System Energy has agreed to sell all of its 90% owned and leased share of capacity and energy from Grand Gulf 1 to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by FERC. Charges under this agreement are paid in consideration for the purchasing companies' respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and approved by FERC, most likely upon Grand Gulf 1's retirement from service. Monthly obligations for payments, including the rate increase that was placed into effect in December 1995, subject to refund, under the agreement are approximately $21 million, $8 million, $19 million, and $10 million for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, respectively.

Availability Agreement    (Entergy Arkansas, Entergy Louisiana, Entergy
Mississippi, Entergy New Orleans, and System Energy)

      Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are individually obligated to make payments or subordinated advances to System Energy in accordance with stated percentages (Entergy Arkansas-17.1%, Entergy Louisiana-26.9%, Entergy Mississippi-31.3%, and Entergy New Orleans-24.7%) in amounts that, when added to amounts received under the Unit Power Sales Agreement or otherwise, are adequate to cover all of System Energy's operating expenses as defined, including an amount sufficient to amortize the cost of Grand Gulf 2 over 27 years. (See Reallocation Agreement terms below.) System Energy has assigned its rights to payments and advances to certain creditors as security for certain obligations. Since commercial operation of Grand Gulf 1, payments under the Unit Power Sales Agreement have exceeded the amounts payable under the
Availability Agreement. Accordingly, no payments under the Availability Agreement have ever been required. If Entergy Arkansas or Entergy Mississippi fails to make its Unit Power Sales Agreement payments, and System Energy is unable to obtain funds from other sources, Entergy Louisiana and Entergy New Orleans could become subject to claims or demands by System Energy or its creditors for payments or advances under the Availability Agreement (or the assignments thereof) equal to the difference between their required Unit Power Sales Agreement payments and their required Availability Agreement payments.

Reallocation Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans entered into the Reallocation Agreement relating to the sale of capacity and energy from Grand Gulf and the related costs, in which Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans agreed to assume all of Entergy Arkansas' responsibilities and obligations with respect to Grand Gulf under the Availability Agreement. FERC's decision allocating a portion of Grand Gulf 1 capacity and energy to Entergy Arkansas supersedes the Reallocation Agreement as it relates to Grand Gulf 1. Responsibility for any Grand Gulf 2 amortization amounts has been individually allocated (Entergy Louisiana-26.23%, Entergy Mississippi-43.97%, and Entergy New Orleans-29.80%) under the terms of the Reallocation Agreement. However, the Reallocation Agreement does not affect Entergy Arkansas' obligation to System Energy's lenders under the assignments referred to in the preceding paragraph. Entergy Arkansas would be liable for its share of such amounts if Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans were unable to meet their contractual obligations. No payments of any amortization amounts will be required so long as amounts paid to System Energy under the Unit Power Sales Agreement, including other funds available to System Energy, exceed amounts required under the Availability Agreement, which is expected to be the case for the foreseeable future.

Reimbursement Agreement (System Energy)

      In December 1988, System Energy entered into two entirely separate, but identical, arrangements for the sale and leaseback of an approximate aggregate 11.5% ownership interest in Grand Gulf 1 (see
Note 10). In connection with the equity funding of the sale and leaseback arrangements, letters of credit are required to be maintained to secure certain amounts payable for the benefit of the equity investors by System Energy under the leases. The current letters of credit are effective until January 15, 2000.

      Under the provisions of a bank letter of credit reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the reimbursement agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the reimbursement agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the reimbursement agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the reimbursement agreement) of at least 1.60 times earnings. As of December 31, 1997, System Energy's equity approximated 34.80% of its adjusted capitalization, and its fixed charge coverage ratio was 2.43.

Fuel Purchase Agreements

(Entergy Arkansas and Entergy Mississippi)

      Entergy Arkansas has long-term contracts with mines in the State of Wyoming for the supply of low-sulfur coal for White Bluff and Independence (which is 25% owned by Entergy Mississippi). These contracts, which expire in 2002 and 2011, provide for approximately 85% of Entergy Arkansas' expected annual coal requirements. Additional requirements are satisfied by spot market purchases.

(Entergy Gulf States)

      Entergy Gulf States has a contract for a supply of low-sulfur Wyoming coal for Nelson Unit 6, which should be sufficient to satisfy the fuel requirements at Nelson Unit 6 through 2010. Cajun has advised Entergy Gulf States that Cajun has contracts that should provide an adequate supply of coal until 1999 for the operation of Big Cajun 2, Unit 3.

     Entergy Gulf States has long-term gas contracts which will satisfy approximately 21% of its annual requirements, which is the minimum volume Entergy Gulf States is required to purchase under the contracts. Additional gas requirements are satisfied under less expensive short-term contracts. Entergy Gulf States has a transportation service agreement with a gas supplier that provides flexible natural gas service to the Sabine and Lewis Creek generating stations. This service is provided by the supplier's pipeline and salt dome gas storage facility, which has a present capacity of 12.7 billion cubic feet.

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

Sales Agreements/Power Purchases

(Entergy Gulf States)

      In 1988, Entergy Gulf States entered into a joint venture with a primary term of 20 years with Conoco, Inc., Citgo Petroleum Corporation, and Vista Chemical Company (collectively the Industrial Participants), whereby Entergy Gulf States' Nelson Units 1 and 2 were sold to a partnership (NISCO) consisting of the Industrial Participants and Entergy Gulf States. The Industrial Participants supply the fuel for the units, while Entergy Gulf States operates the units at the discretion of the Industrial Participants and purchases the electricity produced by the units. Entergy Gulf States is continuing to sell electricity to the Industrial Participants. For the years ended December 31, 1997, 1996, and 1995, the purchases by Entergy Gulf States of electricity from the joint venture totaled $70.7 million, $62.0 million, and $58.5 million, respectively.

(Entergy Louisiana)

     Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility. During 1997, 1996, and 1995, Entergy Louisiana made payments under the contract of approximately $64.6 million, $56.3 million, and $55.7 million, respectively. If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $61.0 million in 1998, and a total of $3.7 billion for the years 1999 through 2031. Entergy Louisiana recovers the costs of purchased energy through its fuel adjustment clause.

(Entergy London)

      London Electricity uses CFDs and power purchase contracts with certain UK generators to fix the price of electricity for a contracted quantity over a specific period of time. As of December 31, 1997, London Electricity has outstanding CFDs and power purchase contracts for approximately 40,000 GWH of electricity. These include a long term power purchase contract with an affiliate which is based on 27.5% of the affiliate's capacity from its 1000 MW facility through the year 2010. London Electricity's sales volume was approximately 18,000 GWH in the year ended 1997. Management's estimate of the fair value of London Electricity's CFDs outstanding as of December 31, 1997, is that fair value approximates contract value.

(Entergy Corporation)

      In accordance with the debt covenants included in the financing provisions of the CitiPower acquisition, CitiPower must hedge at least 80% of its energy purchases. CitiPower's current strategy is to hedge approximately 100% of its forecasted energy purchases through energy trading swaps entered into with certain generators. As of December 31, 1997, CitiPower has outstanding energy trading swaps totaling a notional amount of 38,372 MW of average daily load of electricity. These contracts mature through the year 2000. Management's estimate of the fair value of such swaps outstanding at December 31, 1997, is a net liability of approximately $86.1 million.

System   Fuels     (Entergy   Arkansas,  Entergy   Louisiana,   Entergy
Mississippi, Entergy New Orleans, and System Energy)

      Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans have interests in System Fuels of 35%, 33%, 19%, and 13%, respectively. The parent companies of System Fuels have agreed to make loans to System Fuels to finance its fuel procurement, delivery, and storage activities. As of December 31, 1997, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans had, respectively, approximately $11 million, $14.2 million, $5.5 million, and $3.3 million in loans outstanding to System Fuels, which loans mature in 2008.

Nuclear Insurance (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The Price-Anderson Act limits public liability for a single nuclear incident to approximately $8.92 billion. Protection for this liability is provided through a combination of private insurance (currently $200 million each for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy) and an industry assessment program. Under the assessment program, the maximum payment requirement for each nuclear incident would be $79.3 million per reactor, payable at a rate of $10 million per licensed reactor per incident per year. Entergy has five licensed reactors. As a co-licensee of Grand Gulf 1 with System Energy, SMEPA would share 10% of this obligation. In addition, each owner/licensee of Entergy's five nuclear units participates in a private insurance program that provides coverage for worker tort claims filed for bodily injury caused by radiation exposure. The program provides for a maximum assessment of approximately $16 million for the five nuclear units in the event losses exceed accumulated reserve funds.

     Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy are also members of certain insurance programs that provide coverage for property damage, including decontamination and premature decommissioning expense, to members' nuclear generating plants. As of December 31, 1997, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy each was insured against such losses up to $2.3 billion. In addition, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are members of an insurance program that covers certain replacement power and business interruption costs incurred due to prolonged nuclear unit outages. Under the property damage and replacement power/business interruption insurance programs, these Entergy subsidiaries could be subject to assessments if losses exceed the accumulated funds available to the insurers. As of December 31, 1997, the maximum amounts of such possible assessments were: Entergy Arkansas - $25.3 million; Entergy Gulf States - $8.8 million; Entergy Louisiana - $19.9 million; Entergy Mississippi - $1.0 million; Entergy New Orleans - $0.5 million; and System Energy - $17.0 million. Under its agreement with System Energy, SMEPA would share in System Energy's obligation.

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

Spent Nuclear Fuel and Decommissioning Costs (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy provide for estimated future disposal costs for spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected Entergy companies entered into contracts with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net KWH generated and sold after April 7, 1983, plus a one time fee for generation prior to that date. Entergy Arkansas, the only Entergy company that generated electricity with nuclear fuel prior to that date, elected to pay the one-time fee plus accrued interest, no earlier than 1998, and has recorded a liability as of December 31, 1997, of approximately $122 million for generation prior to 1983. The fees payable to the DOE may be adjusted in the future to assure full recovery. Entergy considers all costs incurred or to be incurred, except accrued interest, for the disposal of spent nuclear fuel to be proper components of nuclear fuel expense, and provisions to recover such costs have been or will be made in applications to regulatory authorities.

      Delays have occurred in the DOE's program for the acceptance and disposal of spent nuclear fuel at a permanent repository. In a statement released February 17, 1993, the DOE asserted that it did not have a legal obligation to accept spent nuclear fuel without an operational repository for which it has not yet arranged. Entergy Operations and System Fuels joined in lawsuits against the DOE, seeking clarification of the DOE's responsibility to receive spent nuclear fuel beginning in 1998. The original suits, filed June 20, 1994, asked for a ruling stating that the Nuclear Waste Policy Act requires the DOE to begin taking title to the spent fuel and to start removing it from nuclear power plants in 1998, a mandate for the DOE's nuclear waste management program to begin accepting fuel in 1998 and for court monitoring of the program, and the potential for escrow of payments to a nuclear waste fund instead of directly to the DOE. Argument in the case before a three-judge panel of the U.S. Court of Appeals was made on January 17, 1996. On July 23, 1996, the court reversed the DOE's interpretation of the 1998 obligation and unanimously ruled that the Nuclear Waste Policy Act creates an unconditional obligation to begin acceptance of spent fuel by 1998, but did not make a ruling on the remedies.

      On December 17, 1996, the DOE notified contract holders that it anticipated it would not be able to begin such acceptance until after that date. Subsequently, on January 31, 1997, Entergy Operations and a coalition of 36 electric utilities and 46 state agencies filed lawsuits to suspend payments to the Nuclear Waste Fund. The lawsuits ask the court to (i) find that the December 17, 1996, DOE letter demonstrates breach of contract on the part of the DOE; (ii) order utilities to place the Nuclear Waste Fund payments in an escrow account and not provide the funds to the DOE until it fulfills its obligation, (iii)
prevent the DOE from taking adverse action against utilities that withhold payments; and (iv) order the DOE to submit a plan to the court describing how the agency intends to fulfill its obligation on an ongoing basis. On November 14, 1997, the court reaffirmed the DOE's unconditional obligation to begin accepting spent fuel by January 31, 1998, and ordered the DOE to proceed with contractual remedies consistent with the DOE's unconditional obligation. Nevertheless, the ruling did not address the plaintiffs' request for authority to withhold payments to the DOE. Therefore, on December 11, 1997, Entergy Operations and a coalition of 27 utilities petitioned the DOE to suspend and escrow future payments to the DOE's waste fund beginning February 1, 1998. On January 12, 1998, the DOE rejected the coalition's petition. On February 19, 1998, Entergy Operations and the coalition of 36 electric utilities filed a motion with the court seeking enforcement of its November 14, 1997 order and other relief.

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

   Total decommissioning costs as of December 31, 1997, for the Entergy nuclear power plants, excluding co-owner shares, have been estimated as follows:


                                                             Total Estimated
                                                         Decommissioning Costs
                                                              (In Millions)

ANO 1 and ANO 2 (based on a 1994 interim update to the           $  806.3
 1992 cost study)
River Bend (based on a 1996 cost study reflecting 1996 dollars)     419.0
Waterford 3 (based on a 1994 updated study in 1993 dollars)         320.1
Grand Gulf 1 (based on a 1994 cost study using 1993 dollars)        365.9
                                                                 --------
                                                                 $1,911.3
                                                                 ========

     The estimate for River Bend includes the decommissioning costs related to the 30% share of River Bend formerly owned by Cajun. The 30% share was acquired by Entergy Gulf States in connection with the Cajun Settlement. As a part of the Cajun Settlement, Cajun placed in trust a total of $132 million for its share of the decommissioning costs of River Bend. See "Cajun - River Bend Litigation" above for further discussion regarding the Cajun Settlement.

      Entergy Arkansas and Entergy Louisiana are authorized to recover in rates amounts that, when added to estimated investment income, should be sufficient to meet the above estimated decommissioning costs for ANO and Waterford 3, respectively. In the Texas retail jurisdiction, Entergy Gulf States is recovering in rates River Bend decommissioning costs (based on the 1991 cost study that totaled $267.8 million) that, with adjustments, total $204.9 million. Entergy Gulf States included decommissioning costs based on the 1996 study in the PUCT rate review filed in November 1996. That review is ongoing. In the Louisiana retail jurisdiction, Entergy Gulf States is currently recovering in rates decommissioning costs (based on a 1985 cost study) which total $141 million. Entergy Gulf States included decommissioning costs (based on the 1991 study) in the LPSC rate review filed in May 1995. In October 1996, the LPSC approved Entergy Gulf States rates that include decommissioning costs based on the 1991 study. The October 1996 LPSC order has been appealed and the decommissioning costs based on the 1991 study have not yet been implemented. Entergy Gulf States included decommissioning costs, based on the 1996 study, in the LPSC rate review filed in May 1996. The LPSC's review is ongoing. However, in June of 1996, a rate decrease was implemented that included decommissioning revenue requirements based on the 1996 study. System Energy was previously recovering in rates amounts sufficient to fund $198 million (in 1989 dollars) of its Grand Gulf 1 decommissioning costs. System Energy included decommissioning costs (based on the 1994 study) in its rate increase filing with FERC. Rates requested in this proceeding were placed into effect in December 1995, subject to refund. FERC has not yet issued an order in the System Energy rate case.

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy periodically review and update estimated decommissioning costs. Although Entergy is presently underrecovering for Grand Gulf and River Bend based on the above estimates, applications have been and will continue to be made to the appropriate regulatory authorities to reflect in rates any future change in projected decommissioning costs. The amounts recovered in rates are deposited in trust funds and reported at market value as quoted on nationally traded markets or as determined by widely used pricing services. These trust fund assets largely offset the accumulated decommissioning liability that is recorded as accumulated depreciation for Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana, and as other deferred credits for System Energy and the trust funds received with the transfer of Cajun's 30% share of River Bend.

      The cumulative liabilities and actual decommissioning expenses recorded in 1997 by Entergy were as follows:


                   Cumulative                       1997                    Cumulative
               Liabilities as of   1997 Trust  Decommissioning           Liabilities as of
               December 31, 1996    Earnings      Expenses        Other  December 31, 1997
                                         (In Millions)
ANO 1 and ANO 2    $  200.6         $   9.1        $  17.3        $    -      $  227.0
River Bend             39.2             2.0            7.5         132.0      $  180.7
Waterford 3            49.0             2.4            8.8             -      $   60.2
Grand Gulf 1           60.7             3.5           19.0             -      $   83.2
                   --------         -------        -------        ------      --------
                   $  349.5         $  17.0        $  52.6        $132.0      $  551.1
                   ========         =======        =======        ======      ========


      In 1996 and 1995, ANO's decommissioning expense was $20.1 million and $17.7 million, respectively; River Bend's decommissioning expense was $6.0 million and $8.1 million, respectively; Waterford 3's decommissioning expense was $8.8 million and $7.5 million, respectively; and Grand Gulf 1's decommissioning expense was $19.0 million and $5.4 million, respectively. The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment. Management believes that actual decommissioning costs are likely to be higher than the estimated amounts presented above.

      The SEC has questioned certain of the financial accounting practices of the electric utility industry regarding the recognition, measurement, and classification of decommissioning costs for nuclear plants in the financial statements of electric utilities. In response to these questions, the FASB has been reviewing the accounting for decommissioning and has expanded the scope of its review to include liabilities related to the closure and removal of all long-lived assets. If current electric utility industry accounting practices with respect to nuclear decommissioning and other closure costs are changed, annual provisions for such costs could increase, the estimated cost for decommissioning and closure could be recorded as a liability rather than as accumulated depreciation, and trust fund income from decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense.

     The EPAct has a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning of the DOE's past uranium enrichment operations. The decontamination and decommissioning assessments are being used to set up a fund into which contributions from utilities and the federal government will be placed. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy's annual assessments, which will be adjusted annually for inflation, are approximately $3.7 million, $0.9 million, $1.4 million, and $1.5 million (in 1997 dollars), respectively, for approximately 15 years. As of December 31, 1997, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy had recorded liabilities of $33.4 million, $5.8 million, $12.7 million, and $12.5 million, respectively, for decontamination and decommissioning fees in other current liabilities and other noncurrent liabilities, and these liabilities were offset in the consolidated financial statements by regulatory assets. FERC requires that utilities treat these assessments as costs of fuel as they are amortized and recover these costs through rates in the same manner as other fuel costs.

ANO Matters  (Entergy Corporation and Entergy Arkansas)

      Cracks in certain steam generator tubes at ANO 2 were discovered and repaired during an outage in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages, including the most recent refueling outage in May 1997. Turbine modifications were installed in May 1997 to restore most of the output lost due to steam generator fouling and tube plugging. The unit may be approaching the current limit for the number of steam generator tubes that can be plugged with the unit in operation. If the established limit is reached during a future outage, it could become necessary for Entergy Operations to insert sleeves in steam generator tubes that were previously plugged. On October 25, 1996, Entergy Corporation's Board of Directors authorized Entergy Arkansas and Entergy Operations to negotiate a contract for the fabrication and replacement of the steam generators at ANO 2. Entergy estimates the cost of fabrication and replacement of the steam generators to be approximately $150 million. Entergy Operations has entered into a contract, with certain cancellation provisions, for the design and fabrication of replacement steam generators. A letter of intent has been issued for the installation of the replacement steam generators. It is anticipated that the steam generators will be installed during a planned refueling outage in 2000. Entergy Operations periodically meets with the NRC to discuss the results of inspections of the steam generator tubes, as well as the timing of future inspections.

Environmental Issues

(Entergy Gulf States)

      Entergy Gulf States has been designated as a PRP for the clean-up of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the clean-up of these sites. Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Gulf States and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States premises. While the amounts at issue in the clean-up efforts and suits may be substantial, Entergy Gulf States believes that its results of operations and financial condition will not be materially adversely affected by the outcome of the suits. As of December 31, 1997, a remaining recorded provision of $23.8 million existed relating to the clean-up of seven sites at which Entergy Gulf States has been designated a PRP.

(Entergy Louisiana)

     During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of waste water impoundments. Entergy Louisiana has determined that certain of its power plant waste water impoundments were affected by these regulations and has chosen to upgrade or close them. As a result, a remaining recorded liability in the amount of $6.7 million existed as of December 31, 1997, for waste water upgrades and closures. Completion of this work is pending LDEQ approval. Cumulative expenditures relating to the upgrades and closures of waste water impoundments are $7.1 million as of December 31, 1997.

City Franchise Ordinances (Entergy New Orleans)

      Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to City franchise ordinances that state, among other things, the City has a continuing option to purchase Entergy New Orleans' electric and gas utility properties.

Waterford 3 Lease Obligations  (Entergy Louisiana)

      On September 28, 1989, Entergy Louisiana entered into three identical transactions for the sale and leaseback of undivided interests (aggregating approximately 9.3%) in Waterford 3. In July 1997, Entergy Louisiana caused the lessors to issue $307,632,000 aggregate principal amount of Waterford 3 Secured Lease Obligation Bonds, 8.09% Series due 2017, to refinance the outstanding bonds originally issued to finance the purchase of the undivided interests by the lessors. The lease payments will be reduced to reflect the lower interest costs. Upon the occurrence of certain events, Entergy Louisiana may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from the lease transactions, and Entergy Louisiana may be required to assume the outstanding bonds issued by the Owner Trustee to finance, in part, its acquisition of the undivided interests in Waterford 3. See Note 10 for further information.

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

(Entergy Corporation, Entergy Louisiana, and Entergy New Orleans)

      Entergy Corporation, Entergy Louisiana, and Entergy New Orleans are defendants in numerous lawsuits filed in Louisiana state court on behalf of approximately 147 plaintiffs who claim that they were illegally terminated from their jobs due to discrimination on the basis of age. The plaintiffs have requested that the court certify the matter as a class action. On August 13, 1997, the court certified the case as a class action. The court decision to certify a class action has been appealed to the Louisiana Fifth Circuit Court of Appeal. No assurance can be given as to the timing or outcome of these proceedings.

(Entergy Corporation and Entergy Arkansas)

      Entergy Corporation and Entergy Arkansas are defendants in a number of lawsuits filed in federal court on behalf of a total of approximately 60 plaintiffs who claim they were illegally terminated from their jobs due to discrimination on the basis of age or race.

      The first of these lawsuits, originally involving 29 plaintiffs, was tried before a jury beginning in April 1997. Settlements were reached with two of the plaintiffs prior to the trial. In May 1997, the jury rendered findings as to 22 of the plaintiffs indicating that Entergy had no liability to them for discrimination. However, the jury also found that Entergy had intentionally discriminated against the remaining five plaintiffs on the basis of age. As a result, these five plaintiffs are entitled to damages equal to twice their back pay plus lost future wages, and they will be awarded attorneys' fees in an amount which has not yet been determined by the court.

      A trial date for another suit involving 18 plaintiffs, originally scheduled for May 1997, has been continued until April 1998. A motion for summary judgment in favor of the defendants is pending in this suit. Another suit, involving a single plaintiff, which had been set for trial in February 1998, has been continued with no new trial date set. Another of the suits, involving a single plaintiff, was settled for an immaterial amount prior to trial in November 1997. Another of the suits, involving nine plaintiffs, has been set for trial in June 1998. The last of these suits is in the discovery stage and has been set for trial in July 1998.

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

(Entergy Corporation, Entergy Gulf States, and Entergy Louisiana)

      Entergy Corporation, Entergy Gulf States, and Entergy Louisiana were defendants in a suit filed in federal court in Louisiana by approximately 57 plaintiffs who claimed, among other things, they were wrongfully discharged from their employment on the basis of their age. However, all of these claims were settled before reaching trial in September 1997.

Entergy London Agreements and Contracts (Entergy London)

      Entergy London is subject to an agreement whereby the UK government is entitled to a proportion of certain property gains realized by London Electricity as a result of disposals or events treated as disposals occurring after March 31, 1990, of properties held at that date. This commitment is effective until March 31, 2000.

     Entergy London has recorded approximately $165 million in reserves as of December 31, 1997, related to unfavorable long-term contracts. These reserves will be amortized over the remaining lives of the contracts which range from 14 to 18 years. The reserves recorded are based on the excess of estimated fair market value of these contracts over the present value of the future cash flows under the contracts at the applicable discount rate and prices.


NOTE 10.  LEASES

General

       As of December 31, 1997, Entergy had capital leases and noncancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the sale and leaseback transactions) with minimum lease payments as follows:

                                        Capital Leases

                                            Entergy      Entergy
Year                          Entergy      Arkansas    Gulf States
                                       (In Thousands)

1998                         $   27,369     $   10,953      $   12,480
1999                             27,343         10,953          12,480
2000                             25,534          9,646          11,983
2001                             23,452          9,646          11,628
2002                             19,574          9,646           9,879
Years thereafter                 80,512         42,211          38,101
                             ----------     ----------      ----------
Minimum lease payments          203,784         93,055          96,551
Less:  Amount
  representing interest          68,074         37,311          29,073

Present value of net         ----------     ----------      ----------
 minimum lease payments      $  135,710     $   55,744      $   67,478
                             ==========     ==========      ==========

                                                  Operating Leases

                                            Entergy      Entergy       Entergy       Entergy
Year                          Entergy       Arkansas    Gulf States    Louisiana      London
                                                   (In Thousands)
1998                          $67,748       $17,946      $14,429        $5,108       $10,780
1999                           65,557        17,913       14,408         4,702         9,831
2000                           62,645        17,913       13,801         4,644         9,707
2001                           56,473        17,995       11,546         1,178         9,707
2002                           55,011        17,772       11,292         1,163         9,589
Years thereafter              334,155        55,886       56,528             -       119,956
                             --------      --------     --------       -------      --------
Minimum lease payments       $641,589      $145,425     $122,004       $16,795      $169,570
                             ========      ========     ========       =======      ========

       Rental  expense  for  Entergy's leases (excluding  nuclear  fuel leases and the sale and leaseback transactions) amounted to approximately $70.7 million, $62.1 million, and $61.1 million in 1997, 1996, and 1995, respectively. These amounts include $19.7 million, $26.0 million, and $26.0 million, respectively, for Entergy Arkansas; $17.6 million, $11.8 million, and $13.0 million, respectively, for Entergy Gulf States; $12.8 million, $13.7 million, and $13.6 million, respectively, for Entergy Louisiana; and $11.4 million in 1997 for Entergy London.

Nuclear Fuel Leases (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, System Energy)

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy each has arrangements to lease nuclear fuel in an aggregate amount up to $140 million, $70 million, $80 million, and $90 million respectively. As of December 31, 1997, the unrecovered cost base of Entergy Arkansas', Entergy Gulf States', Entergy Louisiana's, and System Energy's nuclear fuel leases amounted to approximately $92.6 million, $54.4 million, $57.8 million, and $64.2 million, respectively. The lessors finance the acquisition and ownership of nuclear fuel through credit agreements and the issuance of notes. These agreements are subject to annual renewal with, in Entergy Louisiana's and Entergy Gulf States' case, the consent of the lenders. The credit agreements for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy have been extended and now have termination dates of December 2000, December 2000, January 2001, and February 2001, respectively. The debt securities issued pursuant to these fuel lease arrangements have varying maturities through December 15, 2000. It is expected that the credit agreements will be extended or alternative financing will be secured by each lessor upon the maturity of the current arrangements. If extensions or alternative financing cannot be arranged, the lessee in each case must purchase sufficient nuclear fuel to allow the lessor to retire such borrowings.

      Lease payments are based on nuclear fuel use. Nuclear fuel lease expense charged to operations by the domestic utility companies in 1997, 1996, and 1995 was $149.7 million (including interest of $18.7 million), $158.5 million (including interest of $21.7 million), and $153.5 million (including interest of $22.1 million), respectively. Specifically, in 1997, 1996, and 1995, Entergy Arkansas' expense was $53.7 million, $53.9 million, and $46.8 million (including interest of $6.4 million, $7.1 million, and $6.7 million), respectively; Entergy Gulf States' expense was $25.5 million, $27.1 million, and $41.4 million (including interest of $3.2 million, $4.2 million, and $6.0 million), respectively; Entergy Louisiana's expense was $29.4 million, $39.8 million, and $30.8 million (including interest of $3.7 million, $4.9 million, and $3.7 million), respectively; System Energy's expense was $41.1 million, $37.7 million, and $34.5 million (including interest of $5.4 million, $5.5 million, and $5.7 million), respectively.

Sale and Leaseback Transactions

Waterford 3 Lease Obligations  (Entergy Louisiana)

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

      In July 1997, Entergy Louisiana caused the Waterford 3 lessors to issue $307,632,000 aggregate principal amount of Waterford 3 Secured Lease Obligation Bonds, 8.09% Series due 2017, to refinance the outstanding bonds originally issued to finance the purchase of the undivided interests by the lessors. The lease payments have been reduced to reflect the lower interest costs.

      Upon the occurrence of certain events (including lease events of default, events of loss, deemed loss events or certain adverse
"Financial Events" with respect to Entergy Louisiana), Entergy Louisiana may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from the lease transactions, and Entergy Louisiana may be required to assume the outstanding bonds issued by the Owner Trustee to finance, in part, its acquisition of the undivided interests in Waterford 3. "Financial Events" include, among other things, failure by Entergy Louisiana, following the expiration of any applicable grace or cure periods, to maintain (1) as of the end of any fiscal quarter, total equity capital (including preferred stock) at least equal to 30% of adjusted capitalization, or (2) in respect of the 12-month period ending on the last day of any fiscal quarter, a fixed charge coverage ratio of at least 1.50. As of December 31, 1997, Entergy Louisiana's total equity capital (including preferred stock) was 46.8% of adjusted capitalization and its fixed charge coverage ratio was 2.79.

      As of December 31, 1997, Entergy Louisiana had future minimum lease payments (reflecting an overall implicit rate of 7.45%) in connection with the Waterford 3 sale and leaseback transactions, which are recorded as long-term debt, as follows (in thousands):


1998                                                   $   23,850
1999                                                       49,108
2000                                                       42,573
2001                                                       40,909
2002                                                       39,246
Years thereafter                                          532,137
                                                       ----------
Total                                                     727,823
Less: Amount representing interest                        374,223
                                                       ----------
Present value of net minimum lease payments            $  353,600
                                                       ==========


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

      In accordance with SFAS 98, "Accounting for Leases," due to "continuing involvement" by System Energy, the sale and leaseback arrangements of the undivided portions of Grand Gulf 1, as described above, are required to be reflected for financial reporting purposes as financing transactions in System Energy's financial statements. The amounts charged to expense for financial reporting purposes include the interest portion of the lease obligations and depreciation of the plant. However, operating revenues include the recovery of the lease payments because the transactions are accounted for as sales and leasebacks for rate-making purposes. The total of interest and depreciation expense exceeds the corresponding revenues realized during the early part of the lease term. Consistent with a recommendation contained in a FERC audit report, System Energy recorded as a deferred asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and is recording such difference as a deferred asset on an ongoing basis. The amount of this deferred asset was $84.0 million and $93.2 million as of December 31, 1997, and 1996, respectively.

      As of December 31, 1997, System Energy had future minimum lease payments (reflecting an implicit rate of 7.02%), which are recorded as long-term debt as follows (in thousands):

1998                                                   $   42,753
1999                                                       42,753
2000                                                       42,753
2001                                                       46,803
2002                                                       53,827
Years thereafter                                          659,437
                                                       ----------
Total                                                     888,326
Less: Amount representing interest                        399,164
                                                       ----------
Present value of net minimum lease payments            $  489,162
                                                       ==========


NOTE   11.   POSTRETIREMENT  BENEFITS  (Entergy  Corporation,   Entergy
Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, and Entergy London)

Pension Plans

     Entergy has two postretirement benefit plans, "Entergy Corporation Retirement Plan for Non-Bargaining Employees" and "Entergy Corporation Retirement Plan for Bargaining Employees", covering substantially all of its domestic employees. The pension plans are noncontributory and provide pension benefits that are based on employees' credited service and compensation during the final years before retirement. Entergy Corporation and its subsidiaries fund pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plans include common and preferred stocks, fixed income securities, interest in a money market fund, and insurance contracts.

      Entergy London participates in a defined benefit pension plan, which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the electricity supply industry in the UK. Entergy London uses the projected unit credit actuarial method for funding purposes. Amounts funded to the pension are primarily invested in equity and fixed income securities.

     Total 1997, 1996, and 1995 pension cost of Entergy Corporation and its subsidiaries, including amounts capitalized, included the following components (in thousands):

             1997                           Entergy    Entergy   Entergy    Entergy     Entergy     System   Entergy
                                  Entergy  Arkansas Gulf States Louisiana Mississippi New Orleans   Energy    London
Service cost - benefits earned
  during the period               $48,908    $6,937     $5,365    $3,762      $1,893         $763   $2,389   $16,615
Interest cost on projected
  benefit obligation              193,930    26,472     23,684    15,778      10,011        2,783    2,942    99,358
Actual return on plan assets     (306,613)  (46,065)   (53,729)  (49,438)    (19,577)      (1,914)  (6,052) (118,465)
Net amortization and deferral      86,486    16,906     23,657    27,200       7,549           63    2,055         -
                                  ----------------------------------------------------------------------------------
Net pension cost (income)         $22,711    $4,250    ($1,023)  ($2,698)      ($124)      $1,695   $1,334   ($2,492)
                                  ==================================================================================

             1996                          Entergy     Entergy    Entergy    Entergy     Entergy    System
                                 Entergy  Arkansas   Gulf States Louisiana Mississippi New Orleans  Energy
Service cost - benefits earned
  during the period               $31,584    $7,605       $5,852    $4,684      $2,157      $1,147   $2,658
Interest cost on projected
  benefit obligation               84,303    24,540       20,952    15,735       9,462       2,973    2,645
Actual return on plan assets     (163,520)  (41,183)     (47,416)  (41,219)    (17,767)     (1,826)  (4,146)
Net amortization and deferral      71,260    14,015       18,732    20,313       6,382          88      526
                                  -------------------------------------------------------------------------
Net pension cost (income)         $23,627    $4,977      ($1,880)    ($487)       $234      $2,382   $1,683
                                  =========================================================================

             1995                          Entergy   Entergy     Entergy    Entergy       Entergy     System
                                 Entergy  Arkansas Gulf States  Louisiana  Mississippi  New Orleans   Energy

Service cost - benefits earned    $29,282    $7,786     $6,686      $4,143     $2,152       $1,158    $2,260
  during the period
Interest cost on projected         80,794    24,372     21,098      15,111      9,240        2,680     2,230
  benefit obligation
Actual return on plan assets     (261,864)  (71,807)   (82,624)    (53,348)   (30,443)      (1,614)   (8,827)
Net amortization and deferral     178,345    47,766     53,921      34,902     20,081           64     5,510
                                  --------------------------------------------------------------------------
Net pension cost (income)         $26,557    $8,117      ($919)       $808     $1,030       $2,288    $1,173
                                  ==========================================================================

      The funded status of Entergy's various pension plans as of December 31, 1997, and 1996 was (in thousands):

              1997                            Entergy   Entergy     Entergy    Entergy     Entergy    System   Entergy
                                    Entergy  Arkansas Gulf States  Louisiana Mississippi New Orleans  Energy    London
Actuarial present value of
  accumulated pension
  plan obligation:
    Vested                        $2,189,915 $333,343    $294,552   $201,454   $126,882     $34,616  $31,774 $1,026,071
    Nonvested                          9,882    3,295         883      2,318        682         357      543          -
                                  -------------------------------------------------------------------------------------
Accumulated benefit obligation     2,199,797  336,638     295,435    203,772    127,564      34,973   32,317  1,026,071
                                  -------------------------------------------------------------------------------------

Plan assets at fair value          3,144,498  427,175     454,912    328,381    174,651      23,043   53,105  1,537,297
Projected benefit obligation       2,496,086  381,581     327,842    226,254    140,317      40,568   46,433  1,134,174
                                  -------------------------------------------------------------------------------------
Plan assets in excess of             648,412   45,594     127,070    102,127     34,334     (17,525)   6,672    403,123
  (less than) projected benefit
  obligation
Unrecognized prior service cost       35,500   13,656      12,649      5,353      4,414       1,706    1,021          -
Unrecognized transition asset        (32,151)  (9,343)     (7,162)   (11,230)    (5,001)       (572)  (4,694)         -
Unrecognized net loss (gain)        (431,178) (69,076)   (179,742)   (96,391)   (34,699)      7,209   (7,211)  (161,907)
                                  -------------------------------------------------------------------------------------
Accrued pension asset (liability)   $220,583 ($19,169)   ($47,185)     ($141)     ($952)    ($9,182) ($4,212)  $241,216
                                  =====================================================================================

             1996                          Entergy    Entergy     Entergy    Entergy      Entergy    System
                                 Entergy  Arkansas  Gulf States  Louisiana Mississippi  New Orleans  Energy
Actuarial present value of
  accumulated pension
  plan obligation:
    Vested                     $1,027,307  $296,181    $287,201   $193,183    $117,142      $34,466  $25,195
    Nonvested                       4,775     1,345         748        697         154           29      655
                               -----------------------------------------------------------------------------
Accumulated benefit obligation  1,032,082   297,526     287,949    193,880     117,296       34,495   25,850
                               -----------------------------------------------------------------------------

Plan assets at fair value       1,359,614   374,849     397,749    282,470     150,616       22,017   43,943
Projected benefit obligation    1,196,925   338,307     315,781    217,711     129,578       41,511   38,401
                               -----------------------------------------------------------------------------
Plan assets in excess of          162,689    36,542      81,968     64,759      21,038      (19,494)   5,542
  (less than) projected benefit
  obligation
Unrecognized prior service cost    36,131    14,882      11,964      5,911       4,894        1,965    1,100
Unrecognized transition asset     (39,504)  (11,679)     (9,550)   (14,037)     (6,252)        (767)  (5,291)
Unrecognized net loss (gain)     (180,525)  (55,536)   (132,832)   (61,130)    (23,769)       9,897   (4,502)
                               -----------------------------------------------------------------------------
Accrued pension liability        ($21,209) ($15,791)   ($48,450)   ($4,497)    ($4,089)     ($8,399) ($3,151)
                               =============================================================================

      The significant actuarial assumptions used in computing the information above for the domestic utility companies and System Energy for 1997, 1996, and 1995 were as follows: weighted-average discount rate, 7.25% for 1997, 7.75% for 1996, and 7.5% for 1995, weighted-
average rate of increase in future compensation levels, 4.6% for 1997, 1996, and 1995; and expected long-term rate of return on plan assets, 9.0% for 1997 and 1996, and 8.5% for 1995. Transition assets of Entergy are being amortized over the greater of the remaining service period of active participants or 15 years.

      The significant actuarial assumptions used in computing the information above for Entergy London for 1997 were as follows:
weighted-average discount rate of 9.0%, weighted-average rate of increase in future compensation levels of 6.5%, and expected long-term rate of return on plan assets of 9.0%.

Other Postretirement Benefits

      Entergy also provides certain health care and life insurance benefits for retired employees. Substantially all domestic employees may become eligible for these benefits if they reach retirement age while still working for Entergy.

     Effective January 1, 1993, Entergy adopted SFAS 106 which required a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. The domestic utility
companies   have  sought  approval,  in  their  respective   regulatory
jurisdictions, to implement the appropriate accounting requirements related to SFAS 106 for ratemaking purposes. Entergy Arkansas received an order permitting deferral, as a regulatory asset, of the difference between its annual cash expenditures for postretirement benefits other than pensions and the SFAS 106 accrual, for a five-year period that began January 1, 1993. In December 1997, the APSC issued an order
allowing the 15 year amortization of this regulatory asset.   Beginning
in 1998, Entergy Arkansas will be allowed to recover its SFAS 106 expenses in rates. Entergy Mississippi is expensing its SFAS 106 costs, which are reflected in rates pursuant to an order from the MPSC in connection with Entergy Mississippi's formulary incentive rate plan. Entergy New Orleans is expensing its SFAS 106 costs. Pursuant to the PUCT's May 26, 1995, amended order, Entergy Gulf States is currently collecting the Texas portion of its SFAS 106 costs in rates. The LPSC ordered Entergy Gulf States and Entergy Louisiana to continue the use of the pay-as-you-go method for ratemaking purposes for postretirement benefits other than pensions, but the LPSC retains the flexibility to examine individual companies' accounting for postretirement benefits to determine if special exceptions to this order are warranted.

      In December 1997, Entergy Arkansas was allowed to begin funding its SFAS 106 costs commencing in 1998. Pursuant to regulatory directives, Entergy Mississippi, Entergy New Orleans, the portion of Entergy Gulf States regulated by the PUCT, and System Energy, fund postretirement benefit obligations collected in rates. System Energy is funding on behalf of Entergy Operations postretirement benefits associated with Grand Gulf 1. Entergy Louisiana and Entergy Gulf States continue to fund a portion of these benefits regulated by the LPSC and FERC on a pay-as-you-go basis. The assets of the various postretirement benefit plans other than pensions include common stocks, fixed-income securities, and a money market fund. At January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $241.4 million and $128 million for Entergy (other than Entergy Gulf States) and for Entergy Gulf States, respectively. Such obligations are being amortized over a 20-year period beginning in 1993.

      Total 1997, 1996, and 1995 postretirement benefit cost of Entergy Corporation and its subsidiaries, including amounts capitalized and deferred, included the following components (in thousands):

              1997                        Entergy    Entergy    Entergy    Entergy      Entergy      System
                                 Entergy  Arkansas Gulf States Louisiana Mississippi  New Orleans    Energy
Service cost - benefits earned
  during the period               $13,991   $3,204      $3,227    $2,081      $1,092          $618       $939
Interest cost on APBO              29,317    6,232       9,466     4,490       2,278         3,106        648
Actual return on plan assets       (3,386)       -      (1,637)        -        (695)         (840)      (214)
Net amortization and deferral      15,864    3,716       6,519     2,623       1,399         1,936        262
                                  ---------------------------------------------------------------------------
Net postretirement benefit cost   $55,786  $13,152     $17,575    $9,194      $4,074        $4,820     $1,635
                                  ===========================================================================

             1996                        Entergy     Entergy     Entergy    Entergy     Entergy    System
                                Entergy Arkansas   Gulf States  Louisiana Mississippi New Orleans  Energy
Service cost - benefits earned
  during the period             $14,351    $3,128       $3,476     $2,155      $1,081        $661      $890
Interest cost on APBO            26,133     5,580        8,164      4,283       2,171       3,085       512
Actual return on plan assets     (1,654)        -         (388)         -        (479)       (681)     (106)
Net amortization and deferral    14,214     3,397        5,370      2,694       1,458       1,977       209
                                ---------------------------------------------------------------------------
Net postretirement benefit cost $53,044   $12,105      $16,622     $9,132      $4,231      $5,042    $1,505
                                ===========================================================================

              1995                          Entergy   Entergy     Entergy    Entergy     Entergy    System
                                  Entergy  Arkansas Gulf States  Louisiana Mississippi New Orleans  Energy
Service cost - benefits earned     $10,797   $2,777       $1,864    $2,047        $909        $650     $687
  during the period
Interest cost on APBO               25,629    5,398        8,526     4,215       1,969       3,258      603
Actual return on plan assets          (759)       -            -         -        (245)       (514)       -
Net amortization and deferral       11,023    2,702        4,477     2,121         988       1,876      262
                                  -------------------------------------------------------------------------
Net postretirement benefit cost    $46,690  $10,877      $14,867    $8,383      $3,621      $5,270   $1,552
                                  =========================================================================

     The funded status of Entergy's postretirement plans as of December 31, 1997, and 1996, was (in thousands):

                 1997                                          Entergy    Entergy    Entergy     Entergy      Entergy     System
                                                   Entergy    Arkansas  Gulf States Louisiana  Mississippi  New Orleans   Energy
Actuarial present value of accumulated
  postretirement benefit obligation:
    Retirees                                        $313,243    $66,279   $112,150     $47,774      $23,062     $37,890     $3,264
    Other fully eligible participants                 32,530      6,151      6,203       4,713        3,543       1,974      1,936
    Other active participants                         82,189     18,667     17,875      12,898        6,668       3,969      5,264
                                                   -------------------------------------------------------------------------------
Accumulated benefit obligation                       427,962     91,097    136,228      65,385       33,273      43,833     10,464
Plan assets at fair value                             63,930          -     28,390           -       12,140      18,565      4,835
                                                   -------------------------------------------------------------------------------
Plan assets less than APBO                          (364,032)   (91,097)  (107,838)    (65,385)     (21,133)    (25,268)    (5,629)
Unrecognized transition obligation                   172,085     59,298     87,050      44,575       22,529      40,183      3,932
Unrecognized net loss (gain)/other                    21,819     (4,104)    (3,886)     (4,338)      (3,038)    (12,737)      (559)
                                                   -------------------------------------------------------------------------------
Accrued postretirement benefit asset (liability)   ($170,128)  ($35,903)  ($24,674)   ($25,148)     ($1,642)     $2,178    ($2,256)
                                                   ===============================================================================

                      1996                                   Entergy    Entergy      Entergy    Entergy      Entergy    System
                                                   Entergy  Arkansas  Gulf States   Louisiana Mississippi  New Orleans  Energy
Actuarial present value of accumulated
  postretirement benefit obligation:
    Retirees                                       $263,504   $56,945      $90,450    $44,083      $21,639     $36,613   $1,401
    Other fully eligible participants                28,507     5,599        5,728      4,063        2,753       1,694    1,861
    Other active participants                        73,188    15,505       16,623     11,553        5,837       3,630    4,587
                                                   ----------------------------------------------------------------------------
Accumulated benefit obligation                      365,199    78,049      112,801     59,699       30,229      41,937    7,849
Plan assets at fair value                            37,970         -       15,528          -        7,517      12,647    2,278
                                                   ----------------------------------------------------------------------------
Plan assets less than APBO                         (327,229)  (78,049)     (97,273)   (59,699)     (22,712)    (29,290)  (5,571)
Unrecognized transition obligation                  183,557    63,252       92,853     47,546       24,031      42,861    4,194
Unrecognized net loss (gain)/other                  (5,032)   (13,414)     (13,859)    (7,726)      (3,221)    (11,704)  (1,476)
                                                  -----------------------------------------------------------------------------
Accrued postretirement benefit asset (liability)  ($148,704) ($28,211)    ($18,279)  ($19,879)     ($1,902)     $1,867  ($2,853)
                                                  =============================================================================

     The assumed health care cost trend rate used in measuring the APBO of Entergy was 6.8% for 1998, gradually decreasing each successive year until it reaches 5.0% in 2005. A one percentage-point increase in the assumed health care cost trend rate for each year would have increased the APBO of Entergy, as of December 31, 1997, by 11.3% (Entergy Arkansas-11.5%, Entergy Gulf States-10.3%, Entergy Louisiana-11.4%, Entergy Mississippi-11.9%, Entergy New Orleans-10.0%, and System Energy-15.4%), and the sum of the service cost and interest cost by approximately 14.7% (Entergy Arkansas-14.7%, Entergy Gulf States-13.9%, Entergy Louisiana-14.2%, Entergy Mississippi-14.9%, Entergy New Orleans-11.5%, and System Energy-18.9%). The assumed discount rate and rate of increase in future compensation used in determining the APBO were 7.25% for 1997, 7.75% for 1996, and 7.5% for 1995, and 4.6% for 1997, 1996,
and 1995, respectively. The expected long-term rate of return on plan assets was 9.0% for 1997 and 1996, and 8.5% for 1995.


NOTE 12.  RESTRUCTURING CHARGES (Entergy London)

      In 1995 and 1996, London Electricity implemented a restructuring program to reduce the number of employees in the Network Services, Customer Services, Corporate and Information Technology groups. An initial plan was approved by the Board of Directors in September 1994 and was based on a business plan developed subsequent to the 1994 Regulatory Review of Distribution (the Distribution Review).

      Following the reopening of the Distribution Review during 1995, a further plan was proposed leading to further reduction of employees in the same areas. This plan was approved by the Board of Directors in May 1996. The balance as of December 31, 1997, for restructuring charges is shown below along with the actual termination benefits paid under the restructuring plan for the year ended December 31, 1997 (in millions).


Provision for restructuring as of January 31,             $ 41.7
   1997 (date of acquisition)
Adjustments to restructuring provision in 1997              13.3
Payments made in 1997                                      (29.7)
Cumulative translation adjustment                            1.0
                                                          ------
       Balance December 31, 1997                          $ 26.3
                                                          ======

      The restructuring charges shown above primarily included employee severance costs related to the expected termination of approximately 1,372 employees in various groups. As of December 31, 1997, 895 employees had either been terminated or accepted voluntary separation packages under the restructuring plan.


NOTE 13.  ACQUISITIONS (Entergy Corporation and Entergy London)

      On December 18, 1996, Entergy Corporation, through its wholly-owned subsidiary Entergy London, made a formal cash offer to acquire London Electricity for $2.1 billion. London Electricity is a regional electric company serving approximately two million customers in the metropolitan area of London, England. The offer was approved by authorities in the UK, and, as of February 7, 1997, the offer was made unconditional. Entergy Corporation, through Entergy London, now controls 100% of the common shares of London Electricity. Entergy has included the results of operations of London Electricity in its results of operations beginning February 1, 1997, based on management's determination that effective control was achieved on that date. The acquisition was financed by Entergy London with $1.7 billion of debt, which is non-recourse to Entergy Corporation, and $392 million of equity provided by Entergy Corporation from available cash and borrowings under Entergy Corporation's $300 million line of credit. The debt has since been refinanced (see Note 7).

     The cost of the London Electricity license is being amortized on a straight-line basis over a 40-year period beginning February 1, 1997. As of December 31, 1997, the unamortized balance of the license was approximately $1.3 billion.

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

                                      For the Twelve Months Ending:
                                December 31, 1997(a)    December 31, 1996(b)
                            (In Millions of U.S. Dollars, Except Share Data)

 Operating revenues                    $9,783                  $9,288
 Net income                              $304                    $488
 Earnings per average common share
     Basic and diluted                  $1.04                   $1.82

(a)On July 31, 1997, the British government enacted into law a one-time windfall profits tax on privatized industries, including regional electric utilities such as London Electricity. London Electricity's liability for this tax is approximately BPS140 million (approximately $234 million), which will not be deductible for UK corporation tax purposes. Payment of the tax is required in two equal installments, the first was paid on December 1, 1997, and the second of which is due one year later. The government also decreased the corporate income tax rate in the UK from 33% to 31%, effective as of April 1, 1997. In accordance with SFAS 109, "Accounting for Income Taxes," this reduction in UK corporate tax rates resulted in a one-time reduction in income tax expense for London Electricity of approximately $65 million during the quarter ended September 30, 1997.

(b)Net Income in 1996 includes the $174 million net of tax write-off of River Bend rate deferrals pursuant to SFAS 121.


NOTE 14. TRANSACTIONS WITH AFFILIATES (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, and Entergy London)

      The various domestic utility companies purchase electricity from and/or sell electricity to other domestic utility companies, System Energy, and Entergy Power (in the case of Entergy Arkansas) under rate schedules filed with FERC. In addition, the domestic utility companies and System Energy purchase fuel from System Fuels; receive management, technical, advisory, operating, and administrative services from Entergy Services; and receive management, technical, and operating services from Entergy Operations. Entergy London receives technical, advisory, and administrative services from Entergy Services and Entergy Enterprises.

      As described in Note 1, all of System Energy's operating revenues consist of billings to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

      The tables below contain the various affiliate transactions among the domestic utility companies and System Entergy (in millions).

                         Intercompany Revenues

       Entergy    Entergy      Entergy      Entergy      Entergy     System
      Arkansas  Gulf States   Louisiana   Mississippi  New Orleans   Energy

1997   $229.7      $14.6        $2.0         $84.9        $10.8      $633.7
1996   $282.7      $21.2        $5.6         $65.9        $ 2.6      $623.6
1995   $195.5      $62.7        $1.6         $43.3        $ 3.2      $605.6

                    Intercompany Operating Expenses

       Entergy        Entergy     Entergy     Entergy       Entergy     System  Entergy
      Arkansas(1)  Gulf States   Louisiana   Mississippi  New Orleans   Energy  London
1997   $335.0         $416.4      $326.7       $316.1       $177.1      $36.5    $5.3
1996   $346.7         $395.7      $331.3       $294.6       $185.9      $ 8.6      -
1995   $316.0         $266.5      $335.5       $262.6       $164.4      $ 6.5      -


(1)Includes $16.5 million in 1997, $38.8 million in 1996, and $31.0 million in 1995 for power purchased from Entergy Power.

      Operating Expenses Paid or Reimbursed to Entergy Operations

                  Entergy     Entergy    Entergy      System
                 Arkansas   Gulf States  Louisiana    Energy

           1997  $162.1     $135.7       $133.3       $ 64.7
           1996  $163.3     $133.7       $ 97.7       $ 98.1
           1995  $189.8     $129.1       $122.6       $116.9

       In addition, certain materials and services required for fabrication of nuclear fuel are acquired and financed by System Fuels and then sold to System Energy as needed. Charges for these materials and services, which represent additions to nuclear fuel, amounted to approximately $16.5 million in 1997, $44.7 million in 1996, and $51.5 million in 1995.


NOTE  15.   BUSINESS  SEGMENT INFORMATION   (Entergy  New  Orleans  and
Entergy London)

      Entergy New Orleans supplies electric and natural gas services in the City. Entergy New Orleans' segment information follows:

                                  1997                   1996                 1995
                           Electric     Gas      Electric      Gas      Electric    Gas
                                     (In Thousands)
Operating revenues         $410,131   $94,691    $403,254      $101,023    $390,002   $80,276
Revenue from sales to
unaffiliated customers (1)  399,789    94,691     400,605       101,023     386,785    80,276
Operating income
 before income taxes         38,752     3,539      51,937         5,641      61,092     9,638
Net utility plant           212,648    62,144     214,106        63,865     204,407    65,236
Depreciation expense         17,157     3,638      16,525         3,342      15,858     3,290
Construction expenditures    14,988     1,149      23,411         4,545      21,729     6,107

(1) Entergy New Orleans' intersegment transactions are not material (less than 1% of sales to unaffiliated customers).

      Entergy London is engaged in two electric industry segments: distribution, which involves the transfer and delivery of electricity across its network to its customers, and supply, which involves bulk purchases of electricity from the Electricity Pool for delivery to the distribution networks. Other consists principally of Entergy London's investment in private distribution networks, electricity contracting services, and investments in generating assets. Information about Entergy London's operations in these individual segments for the year ended December 31, 1997 is as follows (in thousands):

                                     Distribution   Supply      Other    Eliminations  Consolidated
Operating revenues                   $498,801     $1,689,034   $102,550  $(443,343)     $1,847,042
Operating income                      140,713         15,095     37,082     (6,080)        186,810
Depreciation and amortization         111,028          7,219      3,118          -         121,365
Total assets employed at period end 3,628,954        537,973    236,698          -       4,403,625
Capital expenditures                  143,936         16,069     21,160          -         181,165


NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED) (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy
Mississippi, Entergy New Orleans, System Energy, and Entergy London)

     The business of the domestic utility companies, System Energy, and Entergy London is subject to seasonal fluctuations with the peak periods occurring during the third quarter for the domestic utility companies and System Energy and occurring during the first quarter for Entergy London. Operating results for the four quarters of 1997 and 1996 were:

Operating Revenue

                             Entergy    Entergy       Entergy     Entergy      Entergy     System   Entergy
                  Entergy   Arkansas  Gulf States    Louisiana  Mississippi  New Orleans   Energy    London
                                               (In Thousands)
1997:
First Quarter    $2,045,753  $374,731   $ 481,328    $433,983    $ 200,328    $124,956     $155,662    $379,519
Second Quarter    2,178,090   423,619     476,421     412,263      212,892     109,803      161,021     450,405
Third Quarter     2,797,587   545,849     599,974     554,486      294,983     139,940      160,573     443,975
Fourth Quarter    2,540,291   371,515     590,106     402,540      229,192     130,123      156,442     573,143
1996:
First Quarter    $1,598,992  $383,081   $ 456,631    $417,767    $ 203,902    $127,280     $156,424      N/A
Second Quarter    1,853,677   467,990     525,567     457,847      247,479     127,829      160,369      N/A
Third Quarter     2,148,332   529,276     592,130     549,295      297,118     150,937      154,467      N/A
Fourth Quarter    1,576,656   363,086     444,853     403,958      209,931      98,231      152,360      N/A

Operating Income (Loss)

                             Entergy    Entergy       Entergy     Entergy      Entergy     System   Entergy
                  Entergy   Arkansas  Gulf States    Louisiana  Mississippi  New Orleans   Energy    London
                                               (In Thousands)
1997:
  First Quarter  $372,218   $30,890   $ 93,014      $    77,880 $    22,694  $ 8,755      $74,316   $37,135
  Second Quarter  433,887    80,873     75,643           87,911      40,395    9,400       73,568    47,704
  Third Quarter   672,617   148,688    158,365          147,976      52,832   18,096       72,813    58,673
  Fourth Quarter  378,436     6,424    203,524           53,813      20,827    6,040       72,496    43,298
1996:
  First Quarter  $342,403   $41,955   $ 77,058      $    95,166 $    30,470  $15,752      $82,938    N/A
  Second Quarter  501,169   105,237    118,420          119,736      57,283   19,608       82,894    N/A
  Third Quarter   609,763   131,319    152,022          155,755      54,696   28,319       75,270    N/A
  Fourth Quarter  239,517    31,639     64,398           65,789      22,147   (6,101)      75,937    N/A

Net Income (Loss)

                          Entergy    Entergy       Entergy      Entergy      Entergy      System   Entergy
               Entergy   Arkansas  Gulf States    Louisiana   Mississippi  New Orleans    Energy    London
                                               (In Thousands)
1997:
First Quarter  $126,485   $ 9,848   $ 32,535      $26,172      $    8,352   $    2,818    $24,345   $15,639
Second Quarter  158,579    38,085     27,028       32,607          19,399        3,038     24,093     9,320
Third Quarter    93,321    78,251     70,740       70,681          27,335        8,590     24,449  (172,268)
Fourth Quarter  (77,486)    1,793    (70,327)      12,297          11,575        1,005     29,408       (26)
1996:
First Quarter  $(68,990)  $19,268   $(152,257)    $40,530      $   12,924   $    8,035    $23,530      N/A
Second Quarter  206,701    55,712     47,140       55,385          29,818       10,360     23,382      N/A
Third Quarter   299,166    70,791     90,965       77,302          28,205       15,221     24,749      N/A
Fourth Quarter   53,686    12,027     10,265       17,545           8,264       (6,840)    27,007      N/A

Earnings (Loss) per Average Common Share (Entergy Corporation)

                             1997                      1996
                        Basic       Diluted       Basic      Diluted

  First Quarter         $ 0.47       $ 0.47       $ (0.38)    $(0.38)
  Second  Quarter       $ 0.61       $ 0.61       $  0.83     $ 0.83
  Third Quarter         $ 0.33       $ 0.33       $  1.22     $ 1.22
  Fourth Quarter        $(0.36)      $(0.36)      $  0.16     $ 0.16

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of London Electricity plc

      We have audited the accompanying consolidated balance sheet of London Electricity plc as of March 31, 1996 and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the period from April 1, 1996 to January 31, 1997, and the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of London Electricity plc as of March 31, 1996 and the results of its operations and its cash flows for the period from April 1, 1996 to January 31, 1997 and the year ended March 31, 1996 in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
July 31, 1997

                          LONDON ELECTRICITY PLC

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS


Results of Operations - Predecessor Company

       The following discussion of results of operations for London Electricity relates to periods prior to its acquisition by Entergy London. Such periods do not include acquisition adjustments described under "Accounting for the Acquisition"in "ENTERGY LONDON INVESTMENTS plc AND SUBSIDIARY - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." This analysis is included based on London Electricity constituting a predecessor of Entergy London. Entergy London's results of operations do not include results for London Electricity prior to February 1, 1997.

National Grid Group Transactions

      During the fiscal year ended March 31, 1996, London Electricity, as well as each of the other 11 REC businesses in the UK, reorganized their interests in the National Grid Group (NGG). London Electricity distributed the majority of its shares in NGG to its shareholders. As part of this distribution, London Electricity revalued these shares to fair market value and recognized a gain of approximately $417 million and received special dividends of $205 million and rights dividends of $4.7 million from NGG which were also recognized as income. Additionally, London Electricity received approximately $109.8 million as a result of NGG's sale of its pumped storage business which was also recognized as a gain in fiscal year 1996. London Electricity has retained shares of NGG for the purpose of establishing an employee stock ownership plan ("ESOP") for its employees who were participants in London Electricity stock option and sharesave plans to compensate them for any dimunition in value in London Electricity shares as a result of NGG distributions. The cost of such ESOP shares has been reflected as expense of $27.1 million in the fiscal year 1996 results of operations. As a result of all of the above, London Electricity recognized a total nonrecurring gain of $709 million ($573 million after tax effect) in the fiscal year ended March 31, 1996 results of operations. As part of the agreement among the shareholders of NGG, each of the RECs agreed to provide a discount to each of their respective Franchise Supply Customers which, together with the associated reduction in the Fossil Fuel Levy (a reimbursement to non-fossil fuel generators for the extra cost of such generation), produced a credit on each Franchise Supply Customer's bill of just over $78. The cost to London Electricity of providing this discount amounted to $130 million (net of the reduction in the Fossil Fuel Levy of $13 million) which was credited to customers in the last quarter of the fiscal year ended March 31, 1996. The effect of the refund was to reduce operating revenues, cost of sales, gross profit, and net income by $143 million, $13 million, $130 million, and $88 million, respectively. The net dividends received from NGG and the net after tax proceeds from the sale of NGG's pumped storage business were sufficient to offset the after tax cash cost of providing the $78 per customer discount to its Franchise Supply Customers and taxation cost of distributing its NGG investment to its shareholders.

Income from Operations

      Income from operations was $169 million for the ten-month period from April 1, 1996 to January 31, 1997, an increase of $10 million from the fiscal year which ended March 31, 1996. The increase was due principally to lower selling, general and administrative expenses and lower other operation  and  maintenance costs in the latter period due to  there  being only ten months in that period. Revenues were lower by $95 million (including the impact of the NGG refund) in the period from April 1, 1996 to January 31, 1997, when compared to the revenues in fiscal year 1996 of $1,860 million. Largely offsetting this decrease was a $92 million decrease in cost of sales from the $1,307 million incurred in fiscal year 1996. Both decreases were principally due to the shorter time period from April 1, 1996 to January 31, 1997.

                          LONDON ELECTRICITY PLC

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS


      Income (loss) from operations by segments for the ten-month period ended January 31, 1997, was $159 million, $(1) million, and $11 million for the distribution, supply, and other segments, respectively. Income (loss) from those segments in fiscal year 1996 was $247 million, $(110) million, and $22 million, respectively.

      The decrease in distribution operating income of $88 million was principally due to: (i) reductions in distribution revenue from an 11% allowed distribution revenues reduction announced by the Regulator effective at the beginning of fiscal year 1997 and a decrease of 15% in distribution sales volume due to the shorter time period and (ii) an increase in distribution operating expenses due to restructuring charges during the ten-month period ended January 31, 1997.

     The reduction in supply operating loss of $109 million was principally due to the $130 million customer refund (net of the Fossil Fuel Levy reduction) in 1996 from the NGG transactions. Such increase was partially offset by a 5% decrease in number of electricity units supplied.

Net Income

      Net income decreased by $48 million, from $146 million in fiscal year 1996 (excluding the after tax effect of NGG transactions of $573 million) to $98 million in the ten-month period ended January 31, 1997. This decrease was primarily due to the reduction in distribution operating revenues due to the factors discussed below in "Revenues."

Revenues

      Operating revenues, excluding the impact of the NGG refund, decreased by $238 million (12%) from $2,003 million in fiscal year 1996 to $1,765 million in the ten-month period ended January 31, 1997, as follows:

                                                Operating Revenues
                                               Increase (Decrease)
                                                 from Fiscal Year
                                           1996 to the ten-month Period
                                              ended January 31, 1997
                                                  (In millions)

     Electricity distribution                        $ (124)
     Electricity supply                                (199)
     Other                                               14
     Intra-business                                      71
                                                     ------
          Total operating revenues                   $ (238)
                                                     ======
      The factors affecting distribution revenues are the same as those described in "ENTERGY LONDON INVESTMENTS plc AND SUBSIDIARY - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" comparing the year ended December 31, 1997 with the ten-month period ended January 31, 1997 above.

                          LONDON ELECTRICITY PLC

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS


      Revenues from the distribution business decreased by $124 million (22%) from $559 million for fiscal year 1996 to $435 million for the ten-month period ended January 31, 1997, principally due to two additional months of operation in the earlier time period. An additional factor contributing to the decrease was a reduction in the maximum allowable average price of units distributed as a result of the application of the revised Distribution Price Control Formula.

     Two principal factors determine the amount of revenues produced by the supply business: the unit price of electricity supplied (which, in the case of franchise supply customers, is controlled by the Supply Price Control Formula) and the number of electricity units supplied. London Electricity is expected to have the exclusive right to supply all franchise supply customers in its Franchise Area until at least April 1, 1998.

      Franchise supply customers, who are generally residential and small commercial customers, comprised 54% of total sales volume in the ten-month period ended January 31, 1997. The volume of unit sales of electricity for franchise supply customers is influenced largely by the number of customers in London Electricity's Franchise Area, weather conditions and prevailing economic conditions. Unit sales to non-franchise supply customers, who are typically large commercial and industrial businesses, constituted 46% of total sales volume during the ten-month period ended January 31, 1997. Volume in this segment is determined primarily by the success of the supply business in contracting to supply customers with electricity who are located both inside and outside London Electricity's Franchise Area.

      During the ten-month period ended January 31, 1997, the number of electricity units supplied decreased by 5% while total revenues produced by the supply business decreased by $199 million (11%), to $1,663 million from $1,862 million (excluding the impact of the NGG refund of $143 million) for fiscal year 1996. Units supplied to franchise supply customers decreased by 16%, while units supplied to non-franchise supply customers increased by 12%.

     Other revenues for the ten-month period ended January 31, 1997 totaled $107 million, an increase of $14 million over fiscal year 1996. Such increase was primarily a result of increased electrical contracting services to the distribution segment by London Electricity Contracting Limited ("LEC"), the revenues for which were eliminated in intra-business eliminations. Intra-business eliminations decreased slightly from fiscal year 1996 to the ten-month period ended January 31, 1997, notwithstanding the LEC increase due principally to the reductions (due to a shorter time period) in electricity distribution revenues (the majority of which are charged to the supply segment) as discussed above.

Cost of Sales

      Cost of sales decreased by $105 million (8%) from $1,320 million (excluding the NGG-related Fossil Fuel Levy reduction of $13 million) in fiscal year 1996 to $1,215 million in the ten-month period ended January 31, 1997. This decrease was principally due to two additional months results of operations in the earlier period.

Expenses

      Operating expenses decreased by $13 million (3%) from $394 million in fiscal year 1996 to $381 million for the ten-month period ended January 31, 1997. This decrease was primarily due to lower selling, general and administrative expenses and other operation and maintenance costs, partially offset by one-time restructuring charges of $19 million in the later period.

                          LONDON ELECTRICITY PLC

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS


Other

Other Income (Expense)

      Other income (expense) decreased by $733 million from $740 million in fiscal year 1996 to $7 million in the ten-month period ended January 31,
1997. This decrease was primarily attributable to other income of $709 million from the NGG transaction in fiscal year 1996. See "National Grid Group Transactions" above.

Interest Expense, Net

      Interest expense, net increased by $19 million from $8 million in fiscal year 1996 to $27 million in the ten-month period ended January 31, 1997, principally as a result of the financing costs associated with the 8-5/8%, BPS100 million Eurobond issue in October 1995 which was outstanding for five months of fiscal year 1996 and the entire period from April 1, 1996 through January 31, 1997.

Income Taxes

      Entergy London's effective income tax rate of 19% in fiscal year 1996 increased to 34% for the ten-month period ended January 31, 1997. This increase was due principally to book/tax differences from the NGG transaction in fiscal year 1996.


                          LONDON ELECTRICITY PLC
                   CONSOLIDATED STATEMENTS OF OPERATIONS
 for the period from April 1, 1996 to January 31, 1997 and the year ended
                              March 31, 1996
                               (in thousands)

                                                        Period from
                                                     April 1, 1996 to    Year Ended
                                                     January 31, 1997  March 31, 1996
     Operating revenues                                $1,765,605      $1,859,938
     Cost of sales                                      1,215,455       1,306,827
                                                       ----------      ----------
     Gross profit                                         550,150         553,111
     Depreciation and amortization                         62,165          66,085
     Property taxes                                        30,687          31,790
     Restructuring charges                                 18,507               _
     Selling, general and administrative                  211,961         229,889
     Other operation and maintenance costs                 58,052          66,242
                                                       ----------      ----------
         Income from operations                           168,778         159,105
     Other income:
       National Grid Transaction
         Gain on revaluation of National Grid investment        _         416,869
         Gain on sale of pumped storage business                _         109,777
         Special dividends                                      _         205,146
         Contribution to Employee Stock Ownership Plan          _         (27,092)
       Dividend income                                      6,011          38,837
       Equity in earnings (loss) of affiliate               3,796          (3,445)
       Other, net                                          (2,531)            157
                                                       ----------      ----------
         Total other income                                 7,276         740,249
     Interest expense, net                                 27,049           7,673
                                                       ----------      ----------
         Income before income taxes                       149,005         891,681
     Income taxes                                          50,776         172,260
                                                       ----------      ----------
         Net income                                    $   98,229      $  719,421
                                                       ==========      ==========

See Notes to Financial Statements.

                          LONDON ELECTRICITY PLC
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
 for the period from April 1, 1996 to January 31, 1997 and the year ended
                              March 31, 1996
                              (in thousands)
                                                                   Period from
                                                                April 1, 1996 to     Year Ended
                                                                January 31, 1997   March 31, 1996
     Cash flows from operating activities:
       Net income                                               $  98,229          $  719,421
       Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                             62,165              66,085
         Deferred income taxes                                     22,778              27,248
         Gain on revaluation of National Grid investment                _            (416,869)
         Change in assets and liabilities:
           Inventory                                               (3,164)             (4,855)
           Accounts receivable and unbilled revenue               (21,354)            (24,743)
           Income tax receivable                                  182,065            (124,184)
           Other receivables                                        4,904             (50,738)
           Prepayments and other                                    3,164              (6,890)
           Long-term receivables and other                         (9,491)            (27,248)
           Accounts payable                                        41,127               8,456
           Income taxes payable                                  (200,098)            117,450
           Deferred revenue and other current liabilities         (17,242)             23,647
           Other long-term liabilities                             (2,215)             (7,673)
                                                                ---------          ----------
            Net cash provided by operating activities             160,868             299,107
                                                                ---------          ----------

     Cash flows from investing activities:
       Capital expenditures                                      (182,856)           (173,201)
       Proceeds from sale of fixed assets                             791               1,879
       Receipt of consumer contributions                           26,574              23,334
       Purchase of investments                                     (6,169)            (37,114)
       Sales of investments                                        10,282              57,785
                                                                ---------          ----------
         Net cash used in investing activities                   (151,378)           (127,317)
                                                                ---------          ----------

     Cash flows from financing activities:
       Proceeds from bond issue                                       316             155,191
       Proceeds from issuance of common stock                       1,740              15,033
       Repayments on bond issue                                         _                   _
       Net proceeds from available lines of credit                103,669              57,785
       Dividends paid                                            (108,215)           (397,717)
       Repurchase of common stock                                       _              (1,253)
                                                                ---------          ----------
         Net cash used in financing activities                     (2,490)           (170,961)
                                                                ---------          ----------

     Effect of exchange rates on cash and cash equivalents          8,880             (11,301)
                                                                ---------          ----------
     Increase (decrease) in cash and cash equivalents              15,880             (10,472)
     Beginning of period cash and cash equivalents                 19,851              30,323
                                                                ---------          ----------
     End of period cash and cash equivalents                    $  35,731          $   19,851
                                                                =========          ==========
     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid for interest                                   $  44,290          $   19,418
       Cash paid for income taxes                               $ 267,324          $  120,582

See Notes to Financial Statements.


                          LONDON ELECTRICITY PLC
                        CONSOLIDATED BALANCE SHEET
                              March 31, 1996
             (in thousands, except share and per share amounts)

                            ASSETS
     Current assets:
       Cash and cash equivalents                           $  19,851
       Accounts receivable:
         Customer receivable net of reserve of $13.3         173,315
           million
         Unbilled revenue                                    117,884
       Deferred income tax asset                              24,127
       Income tax receivable                                 191,028
       Other receivables                                      82,304
       Prepayments and other                                  12,369
       Inventory                                              11,300
       Investments                                            25,501
                                                          ----------
         Total current assets                                657,679
                                                          ----------
     Property, plant and equipment, net of accumulated     1,070,885
       depreciation of $710.5 million
     Construction work in progress                           125,672
     Goodwill, net of accumulated amortization of $3.4        63,065
       million
     Investments, long-term                                   16,186
     Long-term receivables                                    15,270
     Prepaid pension asset                                   111,624
                                                          ----------
     Total assets                                         $2,060,381
                                                          ==========



See Notes to Financial Statements.

                          LONDON ELECTRICITY PLC
                        CONSOLIDATED BALANCE SHEET
                              March 31, 1996
             (in thousands, except share and per share amounts)


              LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
       Notes payable                                        $  146,745
       Accounts payable                                        179,423
       Income taxes payable                                    236,838
       Deferred revenue                                         30,693
       Other liabilities                                        74,058
                                                            ----------
         Total current liabilities                             667,757
                                                            ----------
     Long-term debt                                            301,888
     Deferred income tax liability                             317,769
     Other                                                      89,634
                                                            ----------
         Total liabilities                                   1,377,048
                                                            ----------

     Commitments and Contingencies

     Shareholders' equity:
       Common stock, BPS .583 par value per share,
         257,142,857 shares authorized,                        203,153
         174,290,836 shares issued and outstanding
       Additional paid-in capital                               14,960
       Retained earnings                                       499,536
       Cumulative translation adjustment                       (34,316)
                                                            ----------
         Total shareholders' equity                            683,333
                                                            ----------
     Total liabilities and shareholders' equity             $2,060,381
                                                            ==========
See Notes to Financial Statements.

                           LONDON ELECTRICITY PLC
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY for the period from April 1, 1996 to January 31, 1997 and the year ended
                              March 31, 1996
                    (in thousands, except share amounts)



                                                       Additional            Cumulative
                                     Common Stock       Paid-In   Retained  Translation   Shareholders'
                                   Shares      Amount   Capital   Earnings   Adjustment      Equity
     Balance, March 31, 1995    197,695,699   $198,612   $4,468   $722,724    $30,719       $956,523
     Common stock issued          4,956,992      4,541   10,492          _          _         15,033
     Reduction in shares from
      reverse stock split       (27,522,282)         _        _          _          _              _
     Treasury shares acquired      (839,573)         _        _     (1,253)         _         (1,253)
     Revaluation of National
      Grid investment                     _          _        _          _          _        274,254
     Realized gain on
      distribution of National
      Grid investment                     _          _        _          _          _       (274,254)
     Net income                           _          _        _    719,421          _        719,421
     Dividends declared:
      Cash dividends                      _          _        _   (402,686)         _       (402,686)
      National Grid Distribution          _          _        _   (538,670)         _       (538,670)
     Cumulative translation
      adjustment                          _          _        _          -    (65,035)       (65,035)
                                -----------   --------  -------   --------    -------       --------
     Balance, March 31, 1996    174,290,836    203,153   14,960    499,536    (34,316)       683,333
     Common stock issued            390,712        158        _      1,582          _          1,740
     Net income                           _          _        _     98,229          _         98,229
     Dividends declared                   _          _        _   (113,833)         _       (113,833)
     Cumulative translation
      adjustment                          _          _        _          -     32,178         32,178
                                -----------   --------  -------   --------    -------       --------
     Balance, January 31, 1997  174,681,548   $203,311  $14,960   $485,514    $(2,138)      $701,647
                                ===========   ========  =======   ========    =======       ========



See Notes to Financial Statements.


                          LONDON ELECTRICITY PLC

              SELECTED FINANCIAL DATA - FOUR-YEAR COMPARISON


                       Period from
                     April 1, 1996 to           Year Ended March 31,
                     January 31, 1997     1996         1995       1994 (1)
                                       (In Thousands)

Operating revenues      $1,765,605     $ 1,859,938  $1,898,976   $1,970,830
Net income                 $98,229     $   719,421    $189,269     $213,795
Total assets                   N/A     $ 2,060,381  $2,007,417   $1,813,448
Long-term obligations (2)      N/A     $   301,888    $159,879     $281,960



(1) Amounts as of and for the year ended March 31, 1994 are derived from financial statements prepared in accordance with UK generally accepted accounting principles (GAAP). The principal differences between US GAAP and UK GAAP financial statements relate to the treatment of goodwill, pension costs, deferred income taxes, timing of recognition of restructuring accruals, and timing of recognition of dividends.

(2)  Includes long-term debt (excluding currently maturing debt).

                          LONDON ELECTRICITY PLC

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   DESCRIPTION OF BUSINESS:

      London Electricity plc ("London Electricity") is one of the twelve regional electricity companies ("RECs") in England and Wales licensed to supply, distribute, and, to a limited extent, generate electricity. The RECs were created as a result of the privatization of the United Kingdom ("UK") electric industry in 1990 after the state-owned low voltage distribution networks were allocated to the then existing twelve regional boards. London Electricity's main business, the distribution and supply of electricity to customers in London, England, is regulated under the terms of London Electricity's PES license by the Office of Electricity Regulation (the "Regulator").


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     In accordance with SFAS 52, "Foreign Currency Translation", all assets and liabilities of London Electricity are translated into U.S. dollars at the exchange rate in effect at the end of the period, and revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of shareholders' equity. Current exchange rates are used for U.S. dollar disclosure of future obligations. No representation is made that the foreign currency denominated amounts have been, could have been or could be converted into U.S. dollars at the rates indicated or at any other rates.

      The financial statements of London Electricity are presented in conformity with accounting principles generally accepted in the United States ("US GAAP"). The consolidated financial statements include the accounts of London Electricity and its wholly-owned and majority-owned subsidiaries and have been prepared from records maintained by London Electricity in the UK. All significant intercompany accounts and transactions have been eliminated in consolidation. London Electricity is not subject to rate regulation, but rather, is subject to price cap regulation and, therefore, the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71") do not apply.

      London Electricity was acquired by Entergy London Investments plc, formerly Entergy Power UK plc, effective February 1, 1997. The financial statements include the results of operations of London Electricity through the date of acquisition.

Use of Estimates in the Preparation of Financial Statements

      The preparation of London Electricity's financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Adjustments to the reported amounts of assets and liabilities may be necessary in the future to the extent that future estimates or actual results are different from the estimates used in the financial statements.

Revenue Recognition

      London Electricity distributes electricity to commercial, residential and industrial customers within the London area. London Electricity records revenue net of value added tax ("VAT") and accrues revenue for services provided but unbilled at the end of each reporting period. London Electricity purchases power primarily from the wholesale trading market for electricity in England and Wales (the "Pool"). The Pool monitors supply and demand between generators and suppliers, sets prices for generation and provides centralized settlement of amounts due between generators and suppliers.

Cash and Cash Equivalents

      London Electricity considers all short-term investments with an original maturity of three months or less to be cash and cash equivalents.

Property, Plant and Equipment

      Property, plant and equipment is stated at original cost and includes materials, labor and appropriate overhead costs. London Electricity is entitled, under certain conditions, to collect cash contributions from consumers to fund improvements to London Electricity's distribution networks. These consumer contributions are credited against the historical cost of the asset.

     Depreciation is computed by the straight-line method at rates based on the estimated service lives of each of the various classes of property. Consumer contributions are amortized into income at a rate of 2.5%. Depreciation rates on average depreciable property are shown below:

        Distribution network assets                     2.5%
        Buildings                                       1.7%
        Vehicles and mobile plant                      10%-20%
        Furniture and equipment, including computer    20%-33%
          hardware and software

Income Taxes

      London Electricity accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). This standard requires that deferred income taxes be recorded for all temporary differences between the financial statement basis and tax basis of assets and liabilities and loss carryforwards, and that deferred tax balances be based on enacted tax laws at rates that are expected to be in effect when the temporary differences reverse.

Goodwill

      Goodwill represents the excess of cost over the fair value of net assets acquired and is being amortized over forty years using the straight-line method.

Financial Instruments

      London Electricity enters into interest rate swaps as a part of its overall risk management strategy and does not hold or issue material amounts of derivative financial instruments for trading purposes. London Electricity accounts for its interest rate swaps in accordance with the concepts established in Statement of Financial Accounting Standards No. 80, "Accounting for Futures Contracts" ("SFAS 80") and various Emerging Issue Task Force pronouncements. If the interest rate swaps were to be sold or terminated, any gain or loss would be deferred and amortized over the remaining life of the debt instrument being hedged by the interest rate swap. If the debt instrument being hedged by the interest rate swaps were to be extinguished, any gain or loss attributable to the swap would be recognized in the period of the transaction.

      London Electricity considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments.

Price Control

     Charges for distribution of electricity and supply to customers with a maximum demand under 100kW are subject to a price control formula set out in London Electricity's PES license which allows a maximum charge per unit of electricity.

      Differences in the charges, or in the purchase cost of electricity, can result in the under or overrecovery of revenues in a particular year.

      Where there is an overrecovery of supply of distribution business revenues against the regulated maximum allowable amount, revenues are deferred in an amount equivalent to the overrecovered amount. The deferred amount is deducted from operating revenues and included in other liabilities. Where there is an underrecovery, no anticipation of any potential future recovery is made.

      London  Electricity  enters into contracts for  differences  ("CFDs")
primarily to hedge its supply business against the price risk of electricity purchases from the Pool. Use of these CFDs is carried out within the framework of London Electricity's purchasing strategy and hedging guidelines. Risk of loss is monitored through establishment of approved counterparties and maximum counterparty limits and minimum credit ratings. London Electricity recognizes gains (losses) on CFDs when settlement is made. Gains (losses) on CFDs are recognized as a decrease (increase) to cost of sales based upon the difference between fixed prices in the CFD compared to variable prices paid to the Pool for the period. Gains (losses) based upon the difference between fixed prices in the CFD compared to variable prices paid to the Pool for future electricity purchases are not recognized until the period of such settlements.

      Pursuant to Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS 121") London Electricity periodically reviews its long-lived assets whenever events or changes in circumstances indicate that recoverability of these assets is uncertain. Generally, the determination of recoverability is based on the undiscounted net cash flows expected to result from such assets. Projected undiscounted net cash flows depend on the future operating costs associated with the assets and future market prices over the remaining life of the assets. Based on current estimates of future undiscounted cash flows as prescribed under SFAS 121, management anticipates that future revenues from such assets will fully recover all related costs.

NOTE 3.   REGULATORY MATTERS:

     The distribution business of London Electricity is regulated under its PES license, pursuant to which revenue of the distribution business is controlled by the Distribution Price Control Formula (DPCF). The DPCF determines the maximum average price per unit of electricity (expressed in kilowatt hours, a "unit") that a REC may charge. The elements used in the DPCF are established for a five-year period and are subject to review by the Regulator at the end of each five-year period and at other times at the discretion of the Regulator. At each review the Regulator can adjust the value of certain elements in the DPCF. Following a review by the Regulator in August 1994, a 14% price reduction was set for London Electricity, effective April 1, 1995. In July 1995, a further review of distribution prices was concluded by the Regulator for fiscal years 1997 to 2000. As a result of this further review, London Electricity's distribution prices were reduced an additional 11%, effective April 1, 1996, 3% effective April 1, 1997 and will be reduced by a further 3% on both April 1, 1998 and 1999.

      The supply business of London Electricity is also regulated by the Regulator and prices are established based upon the Supply Price Control Formula which is similar to the DPCF; however, it allows full pass through for all properly incurred costs and is set for a four-year period by the Regulator.

      The non-franchise supply market, which typically includes larger commercial and industrial customers was opened to competition for all customers with usage above 1MW upon privatization of the industry in 1990. The non-franchise supply markets of 100 kW or more were opened to full competition starting in April 1994.

     Currently London Electricity, under its PES license, has the exclusive right to supply residential and small industrial and commercial customers within its franchise area. It is anticipated that the supply market will be fully competitive over a six month period starting in April 1998.


NOTE 4.   INVESTMENTS:

     London Electricity accounts for investments whose fair market value is readily determinable in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Investments for Certain Debt and Equity Securities" ("SFAS 115"). These securities are considered available-for-sale securities under SFAS 115 and their fair values approximate cost. Other securities whose fair market values are not readily determinable and in which London Electricity does not have a significant interest are recorded at cost.

      Investments  in  companies  in which London  Electricity's  ownership interests range from 20% to 50% and investments in which London Electricity's ownership is less than 20% but over which London Electricity exercises significant influence over operating and financial policies are accounted for using the equity method. The following are London Electricity's equity method investments as of March 31, 1996:

       Investment                         Percentage Ownership

       London Total Gas Ltd                         50%
       Combined Power Systems Ltd        32% combined ownership in
                                        common and preferred shares
       Thames Valley Power Ltd                      50%
       London Total Energy Ltd                      50%
       Barking Power Ltd                           13.5%


NOTE 5.   PROPERTY, PLANT AND EQUIPMENT:

      Property, plant and equipment, at cost, consists of the following (in thousands):

                                                     March 31, 1996

     Distribution network assets                       $1,769,946
     Land and buildings                                   117,579
     Vehicles and mobile plant                             24,279
     Furniture, fixtures and equipment, including         181,407
     computer hardware and software
     Consumer contributions to construction              (311,813)
                                                       ----------
                                                        1,781,398
     Less accumulated depreciation and amortization      (710,513)
                                                       ----------
                                                       $1,070,885
                                                       ==========

NOTE 6.   INCOME TAXES:

      London Electricity's income tax expense for the period from April 1, 1996 to January 31, 1997, and the year ended March 31, 1996, consists of the following (in thousands):

                                             Period from
                                           April 1, 1996 to    Year ended
                                           January 31, 1997  March 31, 1996

Current                                         $ 27,998         $64,206
Deferred                                          22,778          27,248
Current taxes on National Grid transactions:
   Tax on special dividend                             _          35,705
   Tax on distribution in kind                         _          93,490
   Tax on ESOP contribution                            _          (5,637)
   Tax reduction related to customer discount          _         (42,752)
                                                --------        --------
      Total                                     $ 50,776        $172,260
                                                ========        ========

      London Electricity's total income taxes differ from the amounts computed by applying the statutory income tax rate to income before taxes. The reasons for the differences in the period from April 1, 1996 to January 31, 1997 and the year ended March 31, 1996 are (in thousands):

                                                        Period from
                                                     April 1, 1996 to    Year ended
                                                     January 31, 1997  March 31, 1996
Pre-tax income                                             $149,005         $891,681
Income taxes computed at statutory rate                      49,194          294,252
National Grid transactions:
  Revaluation of investment excluded from taxable income          _          (44,005)
  Gain on sale of pumped storage business excluded from
   taxable income                                                 _          (36,175)
  Tax credit on contribution to ESOP                              _           (5,638)
  Special dividends not taxable                                   _          (10,805)
Effect of difference between statutory rate (33%) and
 rate on dividends received (20%)                              (791)         (31,163)
Amortization of goodwill                                        475              626
Other                                                         1,898            5,168
                                                           --------         --------
   Total income tax expense                                $ 50,776         $172,260
                                                           ========         ========

      Significant components of London Electricity's net deferred tax liability as of March 31, 1996 are as follows (in thousands):

           Deferred tax liability
           Property-related basis differences       $(280,968)
           Prepaid pension asset                      (36,801)
                                                    ---------
               Total                                 (317,769)

           Deferred tax asset
           Restructuring and other provisions          24,127
                                                    ---------
               Net deferred tax liability           $(293,642)
                                                    =========

     As a result of Parliamentary elections held on May 1, 1997, the Labour Party gained control of the UK Government. On July 31, 1997 legislation establishing a windfall profits tax, which affects regulated companies privatized since 1979 including London Electricity, was enacted. In accordance with SFAS 109 under US GAAP, London Electricity will record a charge to income for the windfall profits tax during the quarter ending September 30, 1997. A change in the UK statutory rate from 33% to 31% was also included in the legislation. The impact of such changes will be recognition in the quarter ending September 30, 1997 of the $224 million expense for the windfall profits tax and approximately $61 million of income tax benefit as a result of the change in the UK statutory income tax rate in London Electricity's results of operations.

     The tax years since fiscal year 1990 are currently under review by the Inland Revenue in the UK. London Electricity believes that there is no additional liability related to the tax years under review.


NOTE 7.   LONG-TERM DEBT:

     The long-term debt of London Electricity as of March 31, 1996 consists of the following (in thousands):

        8% Eurobonds repayable March 28, 2003         $ 151,020
        8 5/8% Eurobonds repayable October 26, 2005     150,868
                                                      ---------
            Total                                     $ 301,888
                                                      =========

      The 8% and 8 5/8% Eurobonds may become due prior to their stated maturity only upon the occurrence of certain events including default, liquidation or bankruptcy of London Electricity. London Electricity does not anticipate default under the agreements.

      London Electricity entered into an interest rate swap agreement to reduce the impact of interest rate changes on its outstanding debt. The interest rate swap agreement involves the exchange of a fixed interest rate for a floating interest rate periodically over the life of the agreement. If the counterparty to the interest rate swap was to default on contractual payments, London Electricity could be exposed to increased cost related to replacing the original agreement. However, London Electricity does not anticipate non-performance. At March 31, 1996, London Electricity was party to a notional amount of $12 million for an interest rate swap agreement with a maturity date of May 6, 2003.

NOTE 8.   COMMON STOCK:

      During 1996, London Electricity effected a reverse stock split of six for every seven shares of common stock held. This reduced, by approximately 28 million, the number of common shares outstanding and increased the par value of the stock from BPS0.50 to BPS0.583 per share.


NOTE 9.   NOTES PAYABLE:

      Other facilities available to London Electricity are short-term unsecured, uncommitted facilities of BPS228 million and a BPS150 million Sterling Commercial Paper Program ("Sterling Program"). Uncommitted facilities are unsecured facilities which are available at London Electricity's request, however there is no obligation by the bank counterparty to make funds available to London Electricity. The Sterling Program is a negotiable promissory note with short term maturities (up to 364 days) issued at a discount to face value. London Electricity had an outstanding balance of $146.7 million on all of these facilities as of March 31, 1996. The weighted average interest rate incurred on these borrowings was 6.3% and 6.1% for the period from April 1, 1996 to January 31, 1997 and for the year ended March 31, 1996, respectively.

NOTE 10.  COMMITMENTS AND CONTINGENCIES:

     London Electricity has entered into operating lease agreements for the use of buildings and vehicles. Minimum future rental payments under all operating leases as of March 31, 1996 are as follows (in thousands):

                 1997                      $10,842
                 1998                       10,536
                 1999                       10,078
                 2000                       10,078
                 2001                        9,773
                 Thereafter                127,810
                                          --------
                   Total                  $179,117
                                          ========

     Rental expense incurred under these lease agreements was $10.6 million and $12.4 million for the period from April 1, 1996 to January 31, 1997 and for the year ended March 31, 1996, respectively.

      London Electricity is subject to an agreement whereby the UK government is entitled to a proportion of certain property gains accruing to London Electricity as a result of disposals or events treated as disposals occurring after March 31, 1990 of properties held at that date. This commitment is effective until March 31, 2000.

      London Electricity has utilized a portion of the pension plan surplus to increase benefits to members and reduce employer and employee contributions. A recent court ruling in the UK upheld such uses of pension surpluses. However, should the decision be reversed on appeal, London Electricity could be required to repay pension surpluses utilized. Management is unable to predict the likely outcome of this matter at this time.

      The UK Environmental Protection Act 1990 addresses waste management issues and imposes certain obligations on companies which handle and dispose of waste. Some of London Electricity's distribution activities produce waste but London Electricity believes that it has taken and continues to take measures to comply with the applicable laws and governmental regulations for the protection of the environment. There are no material legal or administrative proceedings pending against London Electricity with respect to any environmental matter.

      London Electricity is required to file five-year projections with the Regulator for capital expenditures related to its regulated distribution network and updates of such projections annually. The most recent updated projection was for the five-year period ended March 31, 2000 and was filed in July 1997. This filing indicated London Electricity's current projection of approximately $772.3 million for the five-year period. Approximately $294.2 million has already been spent in fiscal years 1996 and 1997 related to this five-year projection.

     London Electricity uses CFDs and power purchase contracts with certain UK generators to fix the price of electricity for a contracted quantity over a specific period of time. At March 31, 1996, London Electricity has outstanding CFDs and power purchase contracts for approximately 52,000 GWH of electricity. These include a long term power purchase contract with an affiliate which is based on 27.5% of the affiliate's capacity from its 1000 MW facility through the year 2010. London Electricity's sales volumes were approximately 17,000 GWH and 18,000 GWH in the period from April 1, 1996 to January 31, 1997, and the year ended March 31, 1996, respectively.


NOTE 11.  PENSION BENEFITS:

      London Electricity participates in a defined benefit pension plan, which provides pension and other related defined benefits, based on final pensionable pay, to substantially all employees throughout the electric supply industry in the UK. Contributions to the plan by London Electricity on behalf of its employees were $16.0 million for the year ended March 31, 1996. London Electricity made no contributions to the plan during the period April 1, 1996 to January 31, 1997.

     London Electricity uses the projected unit credit actuarial method for funding purposes. Amounts funded to the pension are primarily invested in equity and fixed income securities.

       Statement of Financial Accounting Standards No. 87 "Employees Accounting for Pensions" ("SFAS 87") was issued in 1988 and is effective for fiscal years beginning after December 15, 1988. The provisions of SFAS 87 were initially adopted by London Electricity on April 1, 1994. Accordingly, the unrecognized net transition asset at the date of initial application of SFAS 87 is being amortized over 15 years beginning April 1, 1989. The amount of the unrecognized net transition asset credited to equity on April 1, 1994 was $42.9 million.

      The following table sets forth the plan's funded status and amounts recognized in London Electricity's balance sheet at March 31, 1996 (in thousands):

        Accumulated benefit obligation:
          Vested                                 $ 900,625
                                                 =========
        Projected benefit obligation             1,029,962
        Plan assets at fair value                1,231,831
                                                 ---------
        Assets  in excess of projected benefit     201,869
        obligation
        Unrecognized net gain                      (18,782)
        Unrecognized net transition asset          (71,463)
                                                 ---------
            Prepaid pension asset                $ 111,624
                                                 =========

      The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation, and the expected long-term rate of return on assets was 9%, 6.5% and 9%, respectively, for the period from April 1, 1996 to January 31, 1997 and for the year ended March 31, 1996.

     The components of the plan's net pension income during the periods are shown below (in thousands):

                                               Period from
                                             April 1, 1996 to    Year ended
                                             January 31, 1997  March 31, 1996

Service cost (benefits earned during the period)   $10,440          $ 13,311
  Interest cost on projected benefit obligations    70,232            85,347
  Actual return on plan assets                     (92,377)         (227,227)
  Net amortization and deferral                      3,955           115,258
                                                   -------          --------
    Net pension benefit                            $(7,750)         $(13,311)
                                                   =======          ========

NOTE 12.  DISTRIBUTION OF NATIONAL GRID INVESTMENT:

      In December 1995, each of the RECs distributed their investments in the National Grid Holding Company plc ("National Grid"). London Electricity distributed its ownership shares in National Grid to its shareholders. Prior to the distribution, the National Grid shares were listed on the
London  Stock  Exchange and revalued to reflect the  market  value  of  the common stock of National Grid, whose shares had not previously been publicly traded and for which there was no readily determinable fair market value. London Electricity recorded a gain on the revaluation of $416.9 million in the Statement of Operations for the year ended March 31, 1996. National Grid also effected a rights issue at $3.12 per share to raise additional equity capital. London Electricity invested an additional $27.5 million in National Grid as a result of the rights issue. Approximately 96% of the total National Grid shares owned by London Electricity were then distributed in kind to the shareholders of London Electricity.

      The remaining shares owned by London Electricity were retained to establish an Employee Stock Ownership Plan ("ESOP") to compensate participants of the Employee and Executive Sharesave Plans (employee stock option plans) for any diminution in value of London Electricity shares as a result of the demerger. Approximately 5.1 million shares of National Grid were reserved for contributions to the ESOP. The actual shares will be contributed to the ESOP upon exercise of options under the employee stock option plans. The contributed shares related to the establishment of the ESOP plus expenses and cash contributions due to the ESOP to compensate the participants for taxes payable related to this distribution were charged to expense during the fiscal year ended March 31, 1996. The difference between actual National Grid shares contributed and the total amount charged to expense is included in other liabilities in London Electricity's balance sheet as of March 31, 1996.

      National Grid also distributed to London Electricity its ownership shares in PSB Holding Limited ("PSB"), the holding company of First Hydro Limited which had been transferred to National Grid in 1990. As part of the demerger, PSB was sold to Mission Energy and London Electricity recorded a $109.8 million gain on the sale.

      Finally, as part of the demerger, the Regulator ordered a $78 refund to each of London Electricity's supply customers which was offset by a reduction in the fossil fuel levy charged to London Electricity. The effect of the refund, which was recorded in the year ended March 31, 1996, was to reduce operating revenues, cost of sales and gross profit by $142.3 million , $13.0 million and $129.4 million, respectively.

      The investment in National Grid has been accounted for by London Electricity as a cost method investment. The consolidated results of operations of London Electricity therefore do not include any of the results of operations of National Grid.


NOTE 13.  EMPLOYEE OPTIONS:

      London Electricity was acquired by Entergy London Investments plc, formerly Entergy Power UK plc, effective February 1, 1997. In conjunction with the purchase of London Electricity, the holders of any outstanding options under the employee option plans were given the opportunity to exercise their options and sell their shares to Entergy London Investments plc at a price of BPS7.05 per share which then entitled the owner of the shares to the interim dividend of BPS.179 per share. If the holders of the options did not exercise their options, such options were cash canceled and the holders were paid BPS7.05 per share.

      Under the Employee Sharesave Plan, London Electricity was authorized to issue shares of common stock pursuant to stock options granted to officers, key employees and directors. Under the Executive Sharesave Plan, London Electricity was authorized to issue shares of common stock pursuant to stock options granted to directors.

     The stock options had an exercise price equal to the fair market value of the common stock on the date of grant and a contractual term of 10 years. The stock options became exercisable on the third anniversary of the date of grant under the Executive Sharesave Plan.

      A summary of the status of London Electricity's stock options for the period from April 1, 1996 to January 31, 1997 and for the year ended March 31, 1996 and the changes during the years ended on such dates is presented below:

                                    Period from
                                  April 1, 1996 to
                                  January 31, 1997    Years ended March 31, 1996
                                # Shares of              # Shares of
                                Underlying   Exercise    Underlying   Exercise
                                  Options     Prices       Options     Prices
Outstanding at beginning of year  1,873,505   BPS3.56     6,985,705    BPS2.26
Granted                           3,625,911      4.82        89,628       5.94
Exercised                          (390,712)     3.33    (4,956,992)      1.89
Forfeited                                 _         _      (244,836)      2.09
Expired                                   _         _             _          _
                                  ---------               ---------
Outstanding at end of year        5,108,704               1,873,505
                                  =========               =========
</TABLE

NOTE 14.  RESTRUCTURING CHARGES:

      In  1995  and  1996, London Electricity implemented  a  restructuring program to reduce the number of employees in the Network Services, Customer
Services, Corporate and Information Technology groups.  An initial plan was approved by the Board of Directors of London Electricity in September  1994
and  was  based  on  a  business  plan developed  subsequent  to  the  1994
Regulatory Review of Distribution (the "Distribution Review").

      Following the reopening of the Distribution Review during 1995, a further plan was proposed leading to a further reduction of employees in the same areas. This plan was approved by the Board of Directors in May
1996, and approximately $18.5 million in restructuring charges was recorded for the period from April 1, 1996 to January 31, 1997. The balances for restructuring charges and the actual termination benefits paid under the program for the period from April 1, 1996 to January 31, 1997 and the year ended March 31, 1996 are as follows (in thousands):

      Provision for restructuring as of March 31, 1995    $30,322
      Restructuring charges in 1996                             _
      Payments made in 1996                                     _
      Translation adjustment                               (1,767)
                                                          -------
      Balance March 31, 1996                               28,555
      Restructuring charges in 1997                        18,507
      Payments made in 1997                               (16,609)
      Translation adjustment                                1,433
                                                          -------
      Provision for restructuring as of January 31, 1997  $31,886
                                                          =======
      The number of employees terminated under these plans was 250 and  308 for  the  period from April 1, 1996 to January 31, 1997 and the year  ended
March 31, 1996, respectively.


NOTE 15.  SEGMENT INFORMATION:

      London  Electricity  is  engaged in two electric  industry  segments:
distribution,  which  involves the transfer  and  delivery  of  electricity across  London  Electricity's network to its customers, and  supply,  which involves bulk purchases of electricity from the Pool for delivery of supply
to  the  distribution  networks.   Other  consists  principally  of  London
Electricity's  investment  in  private distribution  networks,  electricity
contracting  services  and investments in generating  assets.   Information
about  London Electricity's operations in these individual segments  during the  period  from April 1, 1996 to January 31, 1997 and for the year  ended
March 31, 1996 is as follows (in thousands):


                                      Period from April 1, 1996 to January 31, 1997
                             Distribution    Supply      Other    Eliminations Consolidated
Operating revenues              $435,470   $1,662,788   $106,772   $(439,425)   $1,765,605
Operating income                 159,129       (1,265)    10,914           _       168,778
Depreciation and amortization     51,092        6,485      4,588           _        62,165
Total assets employed at       1,363,077      446,560    287,453           _     2,097,090
 period end
Capital expenditures             153,118       15,027     14,711           _       182,856


                                      Year Ended March 31, 1996
                            Distribution    Supply         Other    Eliminations  Consolidated
Operating revenues            $559,219    $1,719,468 (a)  $92,550    $(511,299)    $1,859,938
Operating income               247,428      (110,246)(b)   24,272       (2,349)       159,105
Depreciation and amortization   54,967         3,915        7,203            _         66,085
Total assets employed at     1,211,827       376,710      471,844            _      2,060,381
 period end
Capital expenditures           151,590         7,047       14,564            _        173,201

(a) Includes $142.3 million refund to customers related to National Grid transaction.

(b) Includes net effect of $142.3 million refund and $13.0 reduction of fossil fuel levy related to National Grid transaction. See Note 12.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

     No event that would be described in response to this item has occurred with respect to Entergy, System Energy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, or
Entergy New Orleans.

PART III

Item 10. Directors and Executive Officers of the Registrants (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy and Entergy London)

     All officers and directors listed below held the specified positions with their respective companies as of the date of filing this report.



	 Name             Age                          Position                              Period

ENTERGY ARKANSAS, INC.

Directors

R. Drake Keith             62   President and Director of Entergy Arkansas                   1989-Present
Frank F. Gallaher               See information under the Entergy Corporation Officers
				Section in Part I.
Donald C. Hintz                 See information under the Entergy Corporation Officers
				Section in Part I.
Jerry D. Jackson                See information under the Entergy Corporation Officers
				Section in Part I.
Edwin Lupberger                 See information under the Entergy Corporation Officers
				Section in Part I.
Jerry L. Maulden                See information under the Entergy Corporation Officers
				Section in Part I.
Gerald D. McInvale              See information under the Entergy Corporation Officers
				Section in Part I.

Officers

Michael R. Niggli          48   Senior Vice President - Customer Accounts of Entergy         1996-1998
				Arkansas, Entergy Gulf States, Entergy Louisiana,
				Entergy Mississippi, Entergy New Orleans, and Entergy
				Services
				Senior Vice President - Marketing of Entergy Arkansas,       1993-1996
				Entergy Gulf States, Entergy Louisiana, Entergy
				Mississippi, Entergy New Orleans, and Entergy Services
				Vice President - Customer Services of Entergy                1993-1993
				Louisiana, Entergy New Orleans, and Entergy Services
C. Gary Clary              53   Vice President - Human Resources and Administration of       1997-Present
				Entergy Arkansas, Entergy Gulf States, Entergy
				Louisiana, Entergy Mississippi, Entergy New Orleans,
				and Entergy Operations
				Vice President - Human Resources and Administration of       1996-Present
				Entergy Services
				Director-System Human Resources of Entergy Services          1993-1996
Cecil L. Alexander         62   Vice President - Governmental Affairs of Entergy             1991-Present
				Arkansas
James S. Pilgrim           62   Vice President - Customer Service of Entergy Arkansas        1994-Present
				Director, Central Region, TDCS Customer Service              1993-1994
				Central Division Manager of Mississippi                      1991-1993
C. Hiram Walters           61   Vice President - Customer Service of Entergy Arkansas        1993-Present
				Vice President - Customer Service of Entergy Louisiana       1994-Present
				Vice President - Customer Service of Entergy Services        1997-Present
				Vice President - Customer Service, Central Region of         1993-1997
				Entergy Services
Edwin Lupberger                 See information under the Entergy Corporation Officers
				Section in Part I.
Jerry L. Maulden                See information under the Entergy Corporation Officers
				Section in Part I.
R. Drake Keith                  See information under the Entergy Arkansas Directors
				Section above.
Jerry D. Jackson                See information under the Entergy Corporation Officers
				Section in Part I.
Frank F. Gallaher               See information under the Entergy Corporation Officers
				Section in Part I.
Donald C. Hintz                 See information under the Entergy Corporation Officers
				Section in Part I.
Gerald D. McInvale              See information under the Entergy Corporation Officers
				Section in Part I.
Michael G. Thompson             See information under the Entergy Corporation Officers
				Section in Part I.
William J. Regan, Jr.           See information under the Entergy Corporation Officers
				Section in Part I.
Louis E. Buck, Jr.              See information under the Entergy Corporation Officers
				Section in Part I.


ENTERGY GULF STATES, INC.

Directors

Karen R. Johnson           53   President - Texas                                            1997-Present
				Director of Entergy Gulf States                              1996-Present
				State President - Texas                                      1996-1997
				Vice President - Governmental Affairs of Entergy Gulf        1994-1996
				States - Texas
				Executive Director of State Bar of Texas (state agency)      1990-1994
John J. Cordaro            64   President - Louisiana                                        1997-Present
				Director of Entergy Gulf States and Entergy Louisiana        1996-Present
				State President - Louisiana                                  1996-1997
				President and Director of Entergy Louisiana and Entergy      1992-1996
				New Orleans
Frank F. Gallaher               See information under the Entergy Corporation Officers
				Section in Part I.
Donald C. Hintz                 See information under the Entergy Corporation Officers
				Section in Part I.
Jerry D. Jackson                See information under the Entergy Corporation Officers
				Section in Part I.
Edwin Lupberger                 See information under the Entergy Corporation Officers
				Section in Part I.
Jerry L. Maulden                See information under the Entergy Corporation Officers
				Section in Part I.
Gerald D. McInvale              See information under the Entergy Corporation Officers
				Section in Part I.

Officers

William E. Colston         62   Vice President - Customer Service of Entergy Gulf            1994-Present
				States
				Vice President - Customer Service of Entergy Louisiana       1993-Present
				Vice President - Customer Service of Southern Region of      1993-Present
				Entergy Services
				Regional Director of Entergy Louisiana                       1992-1993
S. G. Cunningham, Jr.      57   Vice President - Regulatory and Governmental Affairs of      1996-Present
				Entergy Louisiana and Entergy Gulf States
				Vice President - State Regulatory Affairs of Entergy         1994-1996
				Services
				Vice President - Entergy Corporation, Entergy Gulf           1993-1994
				States Transition, and Regulatory Affairs of Entergy
				Services
				Vice President - Rates and Regulatory Affairs of             1991-1994
				Entergy Louisiana and Entergy New Orleans
				Vice President - Regulatory Affairs of Entergy Services      1992-1993
J. Parker McCollough       47   Vice President - State Governmental Affairs of Entergy       1996-Present
				Gulf States
				Vice President - Governmental Affairs, Texas                 1993-1996
				Association of Realtors (trade association)
				Member- Texas House of Representatives                       1989-1993
				Wright & Greenhill, PC (law firm)                            1991-1993
Edwin Lupberger                 See information under the Entergy Corporation Officers
				Section in Part I.
Jerry L. Maulden                See information under the Entergy Corporation Officers
				Section in Part I.
Frank F. Gallaher               See information under the Entergy Corporation Officers
				Section in Part I.
C. Gary Clary                   See information under the Entergy Arkansas Officers
				Section above.
Jerry D. Jackson                See information under the Entergy Corporation Officers
				Section in Part I.
Donald C. Hintz                 See information under the Entergy Corporation Officers
				Section in Part I.
Gerald D. McInvale              See information under the Entergy Corporation Officers
				Section in Part I.
Michael G. Thompson             See information under the Entergy Corporation Officers
				Section in Part I.
Michael R. Niggli               See information under the Entergy Arkansas Officers
				Section above.
Karen Johnson                   See information under the Entergy Gulf States Directors
				Section above.
John J. Cordaro                 See information under the Entergy Gulf States Directors
				Section above.
William J. Regan, Jr.           See information under the Entergy Corporation Officers
				Section in Part I.
Louis E. Buck, Jr.              See information under the Entergy Corporation Officers
				Section in Part I.


ENTERGY LOUISIANA, INC.

Directors

Frank F. Gallaher               See information under the Entergy Corporation Officers
				Section in Part I.
John J. Cordaro                 See information under the Entergy Gulf States Directors
				Section above.
Donald C. Hintz                 See information under the Entergy Corporation Officers
				Section in Part I.
Jerry D. Jackson                See information under the Entergy Corporation Officers
				Section in Part I.
Edwin Lupberger                 See information under the Entergy Corporation Officers
				Section in Part I.
Jerry L. Maulden                See information under the Entergy Corporation Officers
				Section in Part I.
Gerald D. McInvale              See information under the Entergy Corporation Officers
				Section in Part I.

Officers

James D. Bruno             58   Vice President - Customer Service of Entergy Louisiana       1994-Present
				and Entergy New Orleans
				Vice President - Metro Region of Entergy Services            1993-Present
				Region Director - Metro Region of Entergy Services           1991-1993
Edwin Lupberger                 See information under the Entergy Corporation Officers
				Section in Part I.
Jerry L. Maulden                See information under the Entergy Corporation Officers
				Section in Part I.
John J. Cordaro                 See information under the Entergy Gulf States Directors
				Section above.
C. Gary Clary                   See information under the Entergy Arkansas Officers
				Section above.
Jerry D. Jackson                See information under the Entergy Corporation Officers
				Section in Part I.
Frank F. Gallaher               See information under the Entergy Corporation Officers
				Section in Part I.
Donald C. Hintz                 See information under the Entergy Corporation Officers
				Section in Part I.
Gerald D. McInvale              See information under the Entergy Corporation Officers
				Section in Part I.
Michael G. Thompson             See information under the Entergy Corporation Officers
				Section in Part I.
Michael R. Niggli               See information under the Entergy Arkansas Officers
				Section above.
William E. Colston              See information under the Entergy Gulf States Officers
				Section above.
William J. Regan, Jr.           See information under the Entergy Corporation Officers
				Section in Part I.
Louis E. Buck, Jr.              See information under the Entergy Corporation Officers
				Section in Part I.
C. Hiram Walters                See information under the Entergy Arkansas Officers
				Section above.
S. G. Cunningham, Jr.           See information under the Entergy Gulf States Officers
				Section above.


ENTERGY MISSISSIPPI, INC.

Directors

Donald E. Meiners (a)      62   President and Director of Entergy Mississippi                1992-Present
Frank F. Gallaher               See information under the Entergy Corporation Officers
				Section in Part I.
Donald C. Hintz                 See information under the Entergy Corporation Officers
				Section in Part I.
Jerry D. Jackson                See information under the Entergy Corporation Officers
				Section in Part I.
Edwin Lupberger                 See information under the Entergy Corporation Officers
				Section in Part I.
Jerry L. Maulden                See information under the Entergy Corporation Officers
				Section in Part I.
Gerald D. McInvale              See information under the Entergy Corporation Officers
				Section in Part I.

Officers

Bill F. Cossar             59   Vice President - Governmental Affairs of Entergy             1987-Present
				Mississippi
Edwin Lupberger                 See information under the Entergy Corporation Officers
				Section in Part I.
Jerry L. Maulden                See information under the Entergy Corporation Officers
				Section in Part I.
Donald E. Meiners               See information under the Entergy Mississippi Directors
				Section above.
C. Gary Clary                   See information under the Entergy Arkansas Officers
				Section above.
Jerry D. Jackson                See information under the Entergy Corporation Officers
				Section in Part I.
Frank F. Gallaher               See information under the Entergy Corporation Officers
				Section in Part I.
Gerald D. McInvale              See information under the Entergy Corporation Officers
				Section in Part I.
Michael G. Thompson             See information under the Entergy Corporation Officers
				Section in Part I.
Michael R. Niggli               See information under the Entergy Arkansas Officers
				Section above.
William J. Regan, Jr.           See information under the Entergy Corporation Officers
				Section in Part I.
Louis E. Buck, Jr.              See information under the Entergy Corporation Officers
				Section in Part I.


ENTERGY NEW ORLEANS, INC.

Directors

Daniel F. Packer           50   President and Director of Entergy New Orleans                1997-Present
				State President - City of New Orleans                        1996-1997
				Vice President - Regulatory and Governmental Affairs of      1994-1996
				Entergy New Orleans
				General Manager - Plant Operations at Waterford 3            1991-1994
Jerry D. Jackson                See information under the Entergy Corporation Officers
				Section in Part I.
Edwin Lupberger                 See information under the Entergy Corporation Officers
				Section in Part I.
Jerry L. Maulden                See information under the Entergy Corporation Officers
				Section in Part I.
Gerald D. McInvale              See information under the Entergy Corporation Officers
				Section in Part I.

Officers

Edwin Lupberger                 See information under the Entergy Corporation Officers
				Section in Part I.
Jerry L. Maulden                See information under the Entergy Corporation Officers
				Section in Part I.
C. Gary Clary                   See information under the Entergy Arkansas Officers
				Section above.
Jerry D. Jackson                See information under the Entergy Corporation Officers
				Section in Part I.
Frank F. Gallaher               See information under the Entergy Corporation Officers
				Section in Part I.
Gerald D. McInvale              See information under the Entergy Corporation Officers
				Section in Part I.
Michael G. Thompson             See information under the Entergy Corporation Officers
				Section in Part I.
Michael R. Niggli               See information under the Entergy Arkansas Officers
				Section above.
Daniel F. Packer                See information under the Entergy New Orleans Directors
				Section above.
James D. Bruno                  See information under the Entergy Louisiana Officers
				Section above.
William J. Regan, Jr.           See information under the Entergy Corporation Officers
				Section in Part I.
Louis E. Buck, Jr.              See information under the Entergy Corporation Officers
				Section in Part I.


SYSTEM ENERGY RESOURCES, INC.

Directors

Donald C. Hintz                 See information under the Entergy Corporation Officers
				Section in Part I.
Edwin Lupberger                 See information under the Entergy Corporation Officers
				Section in Part I.
Jerry L. Maulden                See information under the Entergy Corporation Officers
				Section in Part I.
Gerald D. McInvale              See information under the Entergy Corporation Officers
				Section in Part I.

Officers

Joseph  L. Blount          51   Secretary of System Energy and Entergy Operations            1991-Present
				Vice President Legal and External Affairs of Entergy         1990-1993
				Operations
Edwin Lupberger                 See information under the Entergy Corporation Officers
				Section in Part I.
Donald C. Hintz                 See information under the Entergy Corporation Officers
				Section in Part I.
Gerald D. McInvale              See information under the Entergy Corporation Officers
				Section in Part I.
William J. Regan, Jr.           See information under the Entergy Corporation Officers
				Section in Part I.
Louis E. Buck, Jr.              See information under the Entergy Corporation Officers
				Section in Part I.


ENTERGY LONDON INVESTMENTS PLC

Directors

Edwin  Lupberger                See information under the Entergy Corporation Officers
				Section in Part I.
Michael B. Bemis                See information under the Entergy Corporation Officers
				Section in Part I.

Officers

Edwin Lupberger                 See information under the Entergy Corporation Officers
				Section in Part I.
Michael B. Bemis                See information under the Entergy Corporation Officers
				Section in Part I.
Michael G. Thompson             See information under the Entergy Corporation Officers
				Section in Part I.
William J. Regan, Jr.           See information under the Entergy Corporation Officers
				Section in Part I.
Louis E. Buck, Jr.              See information under the Entergy Corporation Officers
				Section in Part I.
Gerald D. McInvale              See information under the Entergy Corporation Officers
				Section in Part I.



(a) Mr. Meiners is a director of Trustmark National Bank, Jackson, MS, and Trustmark Corporation, Jackson, MS.

     Each director and officer of the applicable Entergy company is elected yearly to serve by the unanimous consent of the sole stockholder, Entergy Corporation, at its annual meeting.

     Directorships shown in footnote (a) above are generally limited to entities subject to Section 12 or 15(d) of the Securities and Exchange Act of 1934 or to the Investment Company Act of 1940.

Section 16(a) Beneficial Ownership Reporting Compliance

     Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 15, 1998, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.

Item 11.  Executive Compensation

			  ENTERGY CORPORATION

     Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement under the headings "Executive Compensation Tables", "General
Information About Nominees", and "Director Compensation", which information is incorporated herein by reference.

   ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, SYSTEM ENERGY AND ENTERGY LONDON

		      Summary Compensation Table

     The following table includes the Chief Executive Officer and the four other most highly compensated executive officers in office as of December 31, 1997 at Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy and Entergy London, (collectively, the "Named Executive Officers") as well as Gerald D. McInvale who would have been included as one of the four most highly compensated officers but for the fact that he was not serving as an executive officer at the end of the fiscal year. This determination was based on total annual base salary and bonuses from all Entergy sources earned by each officer for the year 1997. See
Item 10, "Directors and Executive Officers of the Registrants," for information on the principal positions of the Named Executive Officers in the table below.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy
Mississippi, Entergy New Orleans, System Entergy and Entergy London

     As shown in Item 10, most Named Executive Officers are employed by several Entergy companies. Because it would be impracticable to allocate such officers' salaries among the various companies, the table below includes the aggregate compensation paid by all Entergy companies.


										      Long-Term Compensation
					Annual Compensation                        Awards               Payouts
									  Restricted     Securities       (b)           (c)
						 (a)      Other Annual      Stock        Underlying      LTIP        All Other
	  Name              Year    Salary      Bonus     Compensation      Awards        Options       Payouts     Compensation

Michael B. Bemis            1997   $314,154    $      0   $ 734,368 (f)      (d)      5,000 shares     $      0        $11,736
			    1996    297,115     168,125      43,884          (d)      5,000                   0         12,813
			    1995    290,000     216,909      22,844          (d)     27,500             294,282         12,063

Joseph L. Blount            1997   $126,288    $      0   $     291          (d)          0 shares     $      0         $3,789
			    1996    124,904      38,471      10,147          (d)          0                   0          6,177
			    1995    119,185      43,645      15,842          (d)          0                   0         15,705

Louis E. Buck, Jr.          1997   $159,954     $29,882   $   9,105          (d)      2,500 shares     $       0       $ 4,799
			    1996    153,558      66,187      26,132          (d)          0                    0        20,683
			    1995     49,039      21,280       9,151          (d)          0                    0         7,529

Frank F. Gallaher           1997   $327,385    $      0   $  11,132          (d)      5,000 shares     $       0       $ 9,822
			    1996    276,538     130,150      35,641          (d)      5,000                    0        10,321
			    1995    240,000     198,360      61,360          (d)     27,500              324,398         7,638

Donald C. Hintz*            1997   $365,077    $      0   $  18,245          (d)      5,000 shares     $       0       $10,952
			    1996    343,269     231,299      12,516          (d)      5,000                    0        14,197
			    1995    325,000     265,049      13,394          (d)     30,000              409,414         9,750

Jerry D. Jackson            1997   $342,077    $      0   $  56,359          (d)      5,000 shares     $       0        $10,262
			    1996    332,115     209,489      37,928          (d)      5,000                    0         13,862
			    1995    325,000     256,838      43,054          (d)     30,000              422,438          9,750

Edwin Lupberger**           1997   $785,385    $      0   $ 271,422          (d)     10,000 shares     $       0        $23,562
			    1996    735,577     448,794     123,601          (d)     10,000                    0         23,567
			    1995    700,000     568,400      89,163          (d)     60,000              781,337         21,000

Jerry L. Maulden            1997   $445,615    $      0   $  67,485          (d)      5,000 shares     $       0        $13,369
			    1996    435,000     260,301      27,056          (d)      5,000                    0         14,550
			    1995    435,000     353,220      26,248          (d)     30,000              422,438         13,050

Gerald D. McInvale (e)      1997   $331,154    $      0   $  17,389          (d)      5,000 shares     $       0        $ 9,923
			    1996    271,730     179,576      13,995          (d)      5,000                    0         12,051
			    1995    255,481     186,739      12,525          (d)     27,500              294,282          7,664

William J. Regan, Jr.       1997   $195,379     $36,448   $  13,740          (d)      2,500 shares     $       0        $ 5,861
			    1996    190,000      81,132      20,684          (d)          0                    0          8,852
			    1995    120,577      54,727      21,141          (d)      2,000                    0          7,821

Michael G. Thompson         1997   $259,315    $      0   $  12,856          (d)      5,000 shares     $       0        $ 7,729
			    1996    245,960     132,620      20,640          (d)      5,000                    0         11,278
			    1995    236,546     163,612      57,600          (d)      2,500              211,219          7,096


 *   Chief Executive Officer of System Energy.

** Chief Executive Officer of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy London.

(a)  Includes bonuses earned pursuant to the Annual Incentive Plan.

(b) Amounts include the value of restricted shares that vested in 1997, 1996, and 1995 (see note (d) below) under Entergy's Equity Ownership Plan.

(c)  Includes the following:

     (1)  1997 benefit accruals under the Defined Contribution
	  Restoration Plan as follows: Mr. Bemis $4,625; Mr. Gallaher $5,022; Mr. Hintz $6,152; Mr. Jackson $5,462; Mr.
	  Lupberger $18,762;  Mr. Maulden $8,969;  Mr. McInvale
	  $5,123;  Mr. Regan $1,061; and Mr. Thompson $2,979.

     (2) 1997 employer contributions to the System Savings Plan as follows: Mr. Bemis $4,800; Mr. Blount $3,789; Mr. Buck $4,799; Mr. Gallaher $4,800; Mr. Hintz $4,800; Mr.
	  Jackson $4,800; Mr. Lupberger $4,800; Mr. Maulden $4,400; Mr. McInvale $4,800; Mr. Regan $4,800; and Mr. Thompson $4,750.

     (3)  1997 reimbursements for moving expenses as follows:
	  Mr. Bemis $2,311.

(d) There were no restricted stock awards in 1997 under the Equity Ownership Plan. At December 31, 1997, the number and value of the aggregate restricted stock holdings were as follows: Mr. Bemis 30,000 shares, $898,125; Mr. Blount 2,250 shares, $67,359;
     Mr. Buck 4,500 shares, $134,719; Mr. Gallaher 30,000 shares, $898,125; Mr. Hintz 30,000 shares, $898,125; Mr. Jackson 30,000 shares, $898,125; Mr. Lupberger 60,000 shares, $1,796,250; Mr.
     Maulden 37,500 shares, $1,122,656; Mr. McInvale 30,000 shares, $898,125; Mr. Regan 4,500 shares, $134,719; and Mr. Thompson 22,500 shares, $673,594. Accumulated dividends are paid on restricted stock when vested. The value of stock for which restrictions were lifted in 1997, 1996, and 1995, and the applicable portion of accumulated cash dividends, are reported in the LTIP Payouts column in the above table. The value of restricted stock awards as of December 31, 1997 are determined by multiplying the total number of shares awarded by the closing market price of Entergy Corporation common stock on the New York Stock Exchange Composite Transactions on December 31, 1997 ($29.9375 per share).

(e) Gerald D. McInvale is a former officer of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy and Entergy
     London.

(f) Includes approximately $670,000 related to various overseas living expenses, including UK taxes and housing, associated with Mr. Bemis' overseas assignment in London.

			 Option Grants in 1997

     The following table summarizes option grants during 1997 to the Named Executive Officers. The absence, in the table below, of any Named Executive Officer indicates that no options were granted to such officer.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy
Mississippi, Entergy New Orleans,  System Entergy and Entergy London



					Individual Grants                       Potential Realizable
				       % of Total                                       Value
			Number of       Options                                  at Assumed Annual
		       Securities      Granted to      Exercise                    Rates of Stock
		       Underlying       Employees        Price                   Price Appreciation
			 Options           in         (per share)   Expiration   for Option Term (b)
	  Name           Granted (a)      1997            (a)          Date         5%         10%

Michael B. Bemis          5,000           2.0%          $ 26.5        1/30/07   $ 83,329     $211,171
Louis E. Buck, Jr.        2,500           1.0%            26.5        1/30/07     41,664      105,585
Frank F. Gallaher         5,000           2.0%            26.5        1/30/07     83,329      211,171
Donald C. Hintz           5,000           2.0%            26.5        1/30/07     83,329      211,171
Jerry D. Jackson          5,000           2.0%            26.5        1/30/07     83,329      211,171
Edwin Lupberger          10,000           3.9%            26.5        1/30/07    166,657      422,342
Jerry L. Maulden          5,000           2.0%            26.5        1/30/07     83,329      211,171
Gerald D. McInvale        5,000           2.0%            26.5        1/30/07     83,329      211,171
William J. Regan, Jr.     2,500           1.0%            26.5        1/30/07     41,664      105,585
Michael G. Thompson       5,000           2.0%            26.5        1/30/07     83,329      211,171


(a) Options were granted on January 30, 1997, pursuant to the Equity Ownership Plan. All options granted on this date have an exercise price equal to the closing price of Entergy Corporation common stock on the New York Stock Exchange Composite
     Transactions on January 30, 1997. These options became exercisable on July 30, 1997.

(b) Calculation based on the market price of the underlying securities assuming the market price increases over a ten-year option period and assuming annual compounding. The column presents estimates of potential values based on simple mathematical assumptions. The actual value, if any, a Named
     Executive Officer may realize is dependent upon the market price on the date of option exercise.

   Aggregated Option Exercises in 1997 and December 31, 1997 Option
				Values

     The following table summarizes the number and value of all unexercised options held by the Named Executive Officers. The absence, in the table below, of any Named Executive Officer indicates that no options are held by such officer. In 1997, no options were exercised by any Named Executive Officer.




				 Number of Securities          Value of Unexercised
			     Underlying Unexercised Options     In-the-Money Options
				as of December 31, 1997       as of December 31, 1997(a)

	Name                   Exercisable   Unexercisable   Exercisable     Unexercisable

   Michael B. Bemis               20,000         25,000       $ 37,188        $ 226,563
   Louis E. Buck, Jr.              2,500              -          8,594                -
   Frank F. Gallaher              17,500         25,000         36,406          226,563
   Donald C. Hintz                27,500         25,000         53,594          226,563
   Jerry D. Jackson               24,411         25,000         20,841          226,563
   Edwin Lupberger                58,824         50,000        107,308          453,125
   Jerry L. Maulden               30,000         25,000         54,375          226,563
   Gerald D. McInvale             20,000         25,000         37,188          226,563
   William J. Regan, Jr.           2,500          2,000          8,594           12,875
   Michael G. Thompson            17,500              -         36,406                -


(a) Based on the difference between the closing price of Entergy
    Corporation's common stock on the New York Stock Exchange
    Composite Transactions on December 31, 1997, and the option exercise price.

			  Pension Plan Tables

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy
Mississippi, Entergy New Orleans, and System Energy

			  Retirement Income Plan Table

       Annual
      Covered                     Years of Service

     Compensation    15           20         25        30         35
      $100,000    $ 22,500    $ 30,000    $37,500   $45,000    $52,000
       200,000      45,000      60,000     75,000    90,000    105,000
       300,000      67,500      90,000    112,500   135,000    157,500
       400,000      90,000     120,000    150,000   180,000    210,000
       500,000     112,500     150,000    187,500   225,000    262,500
       650,000     146,250     195,000    243,750   292,500    341,250
       950,000     213,750     285,000    356,250   427,500    498,750

     All of the Named Executive Officers participate in a Retirement Income Plan, a defined benefit plan, that provides a benefit for employees at retirement from Entergy based upon (1) generally all years of service beginning at age 21 through termination, with a forty-year maximum, multiplied by (2) 1.5%, multiplied by (3) the final average compensation. Final average compensation is based on the highest consecutive 60 months of covered compensation in the last 120 months of service. The normal form of benefit for a single employee is a lifetime annuity and for a married employee is a 50% joint and survivor annuity. Other actuarially equivalent options are available to each retiree. Retirement benefits are not subject to any deduction for Social Security or other offset amounts. The amount of the Named Executive Officers' annual compensation covered by the plan as of December 31, 1997, is represented by the salary column in the Summary Compensation Table above.

     The credited years of service under the Retirement Income Plan, as of December 31, 1997, for the Named Executive Officers is as follows: Mr. Bemis 15; Mr. Blount 13; Mr. Buck 2; Mr. Gallaher 28; Mr. Maulden 32; and Mr. Regan 2. The credited years of service under the respective Retirement Income Plan, as of December 31, 1997 for the following Named Executive Officers, as a result of entering into supplemental retirement agreements, is as follows: Mr. Hintz 26;
Mr. Jackson 18; Mr. Lupberger 34; Mr. McInvale 25; and Mr. Thompson
21.

     The maximum benefit under the Retirement Income Plan is limited by Sections 401 and 415 of the Internal Revenue Code of 1986, as amended; however, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy have elected to participate in the Pension Equalization Plan sponsored by Entergy Corporation. Under this plan, certain executives, including the Named Executive Officers, would receive an additional amount equal to the benefit that would have been payable under the Retirement Income Plan, except for the Sections 401 and 415 limitations discussed above.

     In addition to the Retirement Income Plan discussed above, Entergy Arkansas, Louisiana, Mississippi, New Orleans, and System Energy participate in the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries and the Post-Retirement Plan of Entergy Corporation and Subsidiaries. Participation is limited to one of these two plans and is at the invitation of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy. The participant may receive from the appropriate Entergy company a monthly benefit payment not in excess of .025 (under the Supplemental Retirement Plan) or .0333 (under the Post-Retirement
Plan) times the participant's average basic annual salary (as defined in the plans) for a maximum of 120 months. Mr. Hintz has entered into a Supplemental Retirement Plan participation contract, and all of the other Named Executive Officers, (except for Mr. Blount, Mr. Buck,
Mr. McInvale, Mr. Regan, and Mr. Thompson) have entered into Post-Retirement Plan participation contracts. Current estimates indicate that the annual payments to the Named Executive Officers under the above plans would be less than the payments to that officer under the System Executive Retirement Plan discussed below.

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

     In 1993, Entergy Corporation adopted the System Executive Retirement Plan (SERP). Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are participating employers in the SERP. The SERP is an unfunded defined benefit plan offered at retirement to certain senior executives, which would currently include all the Named Executive Officers (except for Mr. Blount). Participating executives choose, at retirement, between the retirement benefits paid under provisions of the SERP or those payable under the Supplemental Retirement Plan or the Post-Retirement Plan discussed above. Covered pay under the SERP includes final annual base salary (see the Summary Compensation Table above for the base salary covered by the SERP as of December 31, 1997) plus the Target Incentive Award (i.e., a percentage of final annual base salary) for the participant in effect at retirement. Benefits paid under the SERP are calculated by multiplying the covered pay times target pay replacement ratios (45%, 50%, or 55%, dependent on job rating at retirement) that are attained, according to plan design, at 20 years of credited service. The target ratios are increased by 1% for each year of service over 20 years, up to a maximum of 30 years of service. In accordance with the SERP formula, the target ratios are reduced for each year of service below 20 years. The credited years of service under this plan are identical to the years of service for Named Executive Officers (other than Mr. Bemis, Mr. Jackson, Mr. McInvale, and Mr. Thompson) disclosed above in the section entitled "Pension Plan Tables-Retirement Income Plan Table". Mr. Bemis, Mr. Jackson, Mr. McInvale, and Mr. Thompson have 25 years, 24 years, 16 years, and 16 years, respectively, of credited service under this plan.

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

     In addition to the Retirement Income Plan discussed above, Entergy Gulf States provides, among other benefits to officers, an Executive Income Security Plan for key managerial personnel. The plan provides participants with certain retirement, disability, termination, and survivors' benefits. To the extent that such benefits are not funded by the employee benefit plans of Entergy Gulf States or by vested benefits payable by the participants' former employers, Entergy Gulf States is obligated to make supplemental payments to participants or their survivors. The plan provides that upon the death or disability of a participant during his employment, he or his designated survivors will receive (i) during the first year following his death or disability an amount not to exceed his annual base salary, and (ii) thereafter for a number of years until the participant attains or would have attained age 65, but not less than nine years, an amount equal to one-half of the participant's annual base salary. The plan also provides supplemental retirement benefits for life for participants retiring after reaching age 65 equal to one-half of the participant's average final compensation rate, with one-half of such benefit upon the death of the participant being payable to a surviving spouse for life.

     Entergy Gulf States amended and restated the plan effective March 1, 1991, to provide such benefits for life upon termination of employment of a participating officer or key managerial employee without cause (as defined in the plan) or if the participant separates from employment for good reason (as defined in the plan), with 1/2 of such benefits to be payable to a surviving spouse for life. Further, the plan was amended to provide medical benefits for a participant and his family when the participant separates from service. These medical benefits generally continue until the participant is eligible to receive medical benefits from a subsequent employer; but in the case of a participant who is over 50 at the time of separation and was participating in the plan on March 1, 1991, medical benefits continue for life. By virtue of the 1991 amendment and restatement, benefits for a participant under such plan cannot be modified once he becomes eligible to participate in the plan. None of the Named Executive Officers are participants in this plan.

		       Compensation of Directors

     For information regarding compensation of the directors of Entergy Corporation, see the Proxy Statement under the heading "Director Compensation", which information is incorporated herein by reference. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy and Entergy London currently have no non-employee directors, and none of the current directors is compensated for his responsibilities as director.

     Retired non-employee directors of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans with a minimum of five years of service on the respective Boards of Directors are paid $200 a month for a term of years corresponding to the number of years of active service as directors. Retired non-employee directors with over ten years of service receive a lifetime benefit of $200 a month. Years of service as an advisory director are included in calculating this benefit. System Energy and Entergy London have no retired non-employee directors.

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

Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, and Entergy London

     In connection with the resignation of his position as Vice
Chairman, Mr. McInvale entered into a contract under which he will provide services as required and remain as an employee of Entergy Services through May 31, 2001, subject to certain terms and conditions, at a monthly salary of approximately $33,300. In addition, such contract provides for the continuation of benefits under Mr. McInvale's continued participation in, or the providing of benefits comparable to those under, Entergy's Savings Plan, Retirement Plan, Supplemental Credited Service Agreement, System Executive Retirement Plan, Equity Ownership Plan, Executive Medical Plan and the applicable portion of any awards under the Executive Annual Incentive Plan and Long Term Incentive Program.
In the event of Mr. McInvale's death prior to May 31, 2001, his surviving spouse or estate would receive a lump sum equal to the net present value of all base salary payments due from the date of death to May 31, 2001, together with the benefits lost, or the comparable value.

       Personnel Committee Interlocks and Insider Participation

     The compensation of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy and Entergy London executive officers was set by the Personnel Committee of Entergy Corporation's Board of Directors, composed solely of Directors of Entergy Corporation. No current or former officers or employees of any Entergy company participated in deliberations concerning compensation during 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

     Entergy Corporation owns 100% of the outstanding common stock of registrants Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy and Entergy
London.   The information with respect to persons known by Entergy
Corporation to be beneficial owners of more than 5% of Entergy Corporation's outstanding common stock is included under the heading "Stockholders Who Own at Least Five Percent" in the Proxy Statement, which information is incorporated herein by reference. The registrants know of no contractual arrangements that may, at a subsequent date, result in a change in control of any of the registrants.

     As of December 31, 1997, the directors, the Named Executive Officers, and the directors and officers as a group for Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy and Entergy London, respectively, beneficially owned directly or indirectly common stock of Entergy Corporation as indicated:

					    Entergy Corporation
					       Common Stock
					    Amount and Nature of
					   Beneficial Ownership(a)

					  Sole Voting
					      and            Other
					  Investment       Beneficial
		     Name                    Power        Ownership(b)

       Entergy Corporation

       W. Frank Blount*                       5,034             -
       John A. Cooper, Jr.*                   7,534             -
       Lucie J. Fjeldstad****                 3,984             -
       Dr. Norman C. Francis*                 1,200             -
       Frank F. Gallaher**                   19,641        17,500
       Donald C. Hintz**                     11,318        27,500
       Jerry D. Jackson**                    29,500        24,411
       Robert v.d. Luft*                      4,284             -
       Edwin Lupberger***                    36,583        63,324 (c)
       Jerry L. Maulden**                    27,165        30,000
       Gerald D. McInvale (d)                10,901        20,000
       Adm. Kinnaird R. McKee*                3,067             -
       Paul W. Murrill*                       2,985             -
       James R. Nichols*                      6,065             -
       Eugene H. Owen*                        3,692             -
       John N. Palmer, Sr.*                  16,481             -
       Robert D. Pugh*                        8,300         6,500 (c)
       Wm. Clifford Smith*                    6,621             -
       Bismark A. Steinhagen*                 8,237             -
       All directors and executive
	 officers                           262,891       244,235

       Entergy Arkansas
       Frank F. Gallaher***                  19,641        17,500
       Donald C. Hintz***                    11,318        27,500
       Jerry D. Jackson***                   29,500        24,411
       R. Drake Keith*                        9,019             -
       Edwin Lupberger***                    36,583        63,324 (c)
       Jerry L. Maulden***                   27,165        30,000
       Gerald D. McInvale (d)                10,901        20,000
       All directors and executive
	 officers                           198,064       205,235

       Entergy Gulf States
       John J. Cordaro *                      5,369             -
       Frank F. Gallaher***                  19,641        17,500
       Donald C. Hintz***                    11,318        27,500
       Jerry D. Jackson***                   29,500        24,411
       Karen R. Johnson *                       802             -
       Edwin Lupberger***                    36,583        63,324 (c)
       Jerry L. Maulden***                   27,165        30,000
       Gerald D. McInvale (d)                10,901        20,000
       All directors and executive
         officers                           192,465       205,235


       Entergy Louisiana
       John J. Cordaro*                       5,369             -
       Frank F. Gallaher***                  19,641        17,500
       Donald C. Hintz***                    11,318        27,500
       Jerry D. Jackson***                   29,500        24,411
       Edwin Lupberger***                    36,583        63,324 (c)
       Jerry L. Maulden***                   27,165        30,000
       Gerald D. McInvale (d)                10,901        20,000
       All directors and executive
	 officers                           201,761       205,235

       Entergy Mississippi
       Frank F. Gallaher***                  19,641        17,500
       Donald C. Hintz*                      11,318        27,500
       Jerry D. Jackson***                   29,500        24,411
       Edwin Lupberger***                    36,583        63,324 (c)
       Jerry L. Maulden***                   27,165        30,000
       Gerald D. McInvale (d)                10,901        20,000
       Donald E. Meiners*                    10,521             -
       Michael G. Thompson**                 13,462        17,500
       All directors and executive
	 officers                           185,188       205,235


       Entergy New Orleans
       Frank F. Gallaher**                   19,641        17,500
       Jerry D. Jackson***                   29,500        24,411
       Edwin Lupberger***                    36,583        63,324 (c)
       Jerry L. Maulden***                   27,165        30,000
       Gerald D. McInvale (d)                10,901        20,000
       Daniel F. Packer ***                   3,854             -
       Michael G. Thompson**                 13,462        17,500
       All directors and executive
	 officers                           168,482       177,735

       System Energy
       Joseph L. Blount**                     3,535             -
       Louis E. Buck, Jr.**                   2,996         2,500
       Donald C. Hintz***                    11,318        27,500
       Edwin Lupberger***                    36,583        63,324 (c)
       Jerry L. Maulden*                     27,165        30,000
       Gerald D. McInvale (d)                10,901        20,000
       William J. Regan, Jr.**                2,908         2,500
       All directors and executive
	 officers                            95,406       145,824

       Entergy London
       Michael B. Bemis***                   24,646        20,000
       Louis E. Buck, Jr.**                   2,996         2,500
       Edwin Lupberger***                    36,583        63,324 (c)
       Gerald D. McInvale (d)                10,901        20,000
       William J. Regan, Jr.**                2,908         2,500
       Michael G. Thompson**                 13,462        17,500
       All directors and executive
	 officers                            80,585       125,824

   * Director of the respective Company
  ** Named Executive Officer of the respective Company
 *** Director and Named Executive Officer of the respective Company **** Mrs. Fjeldstad's term will expire at the Annual Meeting and she is not standing for re-election.

(a) Based on information furnished by the respective individuals. Except as noted, each individual has sole voting and investment power. The amount owned by each individual and by all directors and executive officers as a group does not exceed one percent of the outstanding securities of any class of security so owned.

(b) Includes, for the Named Executive Officers, shares of Entergy Corporation common stock in the form of unexercised stock options awarded pursuant to the Equity Ownership Plan as follows: Louis
     E. Buck, Jr., 2,500 shares; Michael B. Bemis, 20,000 shares; Frank F. Gallaher, 17,500 shares; Donald C. Hintz, 27,500 shares; Jerry D. Jackson, 24,411 shares; Edwin Lupberger, 58,824 shares; Jerry L. Maulden, 30,000 shares; Gerald D. McInvale, 20,000 shares; William J. Regan, Jr., 2,500 shares; and Michael G. Thompson, 17,500 shares.

 (c) Includes, for the Named Executive Officers, shares of Entergy Corporation common stock held by their spouses. The named persons disclaim beneficial ownership in these shares as follows:
     Edwin Lupberger, 2,500 shares; and Robert D. Pugh, 6,500 shares. In addition, Edwin Lupberger owns 2,000 shares in joint tenancy with his mother for which he disclaims beneficial ownership.

(d) Gerald D. McInvale is a former officer of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, and Entergy
     London.


Item 13.  Certain Relationships and Related Transactions

     During 1997, T. Baker Smith & Son, Inc. performed land surveying services for, and received payments of approximately $81,000 from, Entergy Louisiana, Inc. Mr. Wm. Clifford Smith, a director of Entergy Corporation, is President of T. Baker Smith & Son, Inc. Mr. Smith's children own 100% of the voting stock of T. Baker Smith & Son, Inc.

     See Item 10, "Directors and Executive Officers of the
Registrants," for information on certain relationships and transactions required to be reported under this item.

     Other than as provided under applicable corporate laws, Entergy does not have policies whereby transactions involving executive officers and directors are approved by a majority of disinterested directors. However, pursuant to the Entergy Corporation Code of Conduct, transactions involving an Entergy company and its executive officers must have prior approval by the next higher reporting level of that individual, and transactions involving an Entergy company and its directors must be reported to the secretary of the appropriate Entergy company.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

(a)1. Financial Statements and Independent Auditors' Reports for Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, Entergy London, and London Electricity are listed in the Index to Financial Statements (see pages 44 and 45)

(a)2. Financial Statement Schedules

      Reports   of  Independent  Accountants  on  Financial  Statement
      Schedules (see page 249)

      Financial Statement Schedules are listed in the Index to Financial Statement Schedules (see page S-1)

(a)3. Exhibits

      Exhibits for Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy and Entergy London are listed in the Exhibit Index (see page E-1). Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is identified as such by footnote in the Exhibit Index.

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

      Entergy Corporation
      A current report on Form 8-K, dated November 19, 1997, was filed with the SEC on November 24, 1997, reporting information under Item 5. "Other Information".

      Entergy Corporation, Entergy Arkansas, Entergy Gulf States,  and
       System Energy
      A current report on Form 8-K, dated December 12, 1997, was filed with the SEC on December 29, 1997, reporting information under Item 5. "Other Information".

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

                                      Date: March 9, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                 Date




     /s/ Louis E. Buck
        Louis E. Buck   Vice President, Chief Accounting  March 9, 1998
                        Officer and Assistant Secretary
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); W. Frank Blount, John A. Cooper, Jr., Lucie J. Fjeldstad,
     N. C. Francis, Robert v.d. Luft, Kinnaird R. McKee, Paul W. Murrill, James R. Nichols, Eugene H. Owen, John
     N. Palmer, Sr., Robert D. Pugh, Wm. Clifford Smith, and Bismark A. Steinhagen (Directors).



  By:  /s/ Louis E. Buck                     March 9, 1998
     (Louis E. Buck, Attorney-in-fact)

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

                                      Date: March 9, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




     /s/ Louis E. Buck
        Louis E. Buck   Vice President, Chief Accounting  March 9, 1998
                        Officer and Assistant Secretary
                         (Principal Accounting Officer)




     Edwin  Lupberger (Chairman  of the Board, Chief Executive
     Officer and Director; Principal Executive Officer); Frank
     F.  Gallaher,  Donald  C.  Hintz, Jerry  D.  Jackson,  R.
     Drake Keith, and Jerry L. Maulden (Directors).



     By: /s/ Louis E. Buck                   March 9, 1998
     (Louis E. Buck, Attorney-in-fact)

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

                                      Date: March 9, 1998



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                 Date




     /s/ Louis E. Buck
        Louis E. Buck   Vice President, Chief Accounting  March 9, 1998
                        Officer and Assistant Secretary
                         (Principal Accounting Officer)




     Edwin Lupberger (Chairman of the Board, Chief Executive Officer and Director; Principal Executive Officer); John
     J. Cordaro, Frank F. Gallaher, Donald C. Hintz, Jerry D. Jackson, Karen R. Johnson, and Jerry L. Maulden (Directors).



     By: /s/ Louis E. Buck                      March 9, 1998
     (Louis E. Buck, Attorney-in-fact)

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

                                      Date: March 9, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




    /s/ Louis E. Buck
        Louis E. Buck   Vice President, Chief Accounting  March 9, 1998
                        Officer and Assistant Secretary
                         (Principal Accounting Officer)




     Edwin  Lupberger (Chairman of the Board, Chief  Executive
     Officer and Director; Principal Executive Officer);  John
     J.  Cordaro, Frank F. Gallaher, Donald C. Hintz, Jerry D.
     Jackson, and Jerry L. Maulden (Directors).




By: /s/ Louis E. Buck                       March 9, 1998
     (Louis E. Buck, Attorney-in-fact)

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

                                      Date: March 9, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




    /s/ Louis E. Buck
        Louis E. Buck   Vice President, Chief Accounting  March 9, 1998
                        Officer and Assistant Secretary
                         (Principal Accounting Officer)




     Edwin  Lupberger (Chairman of the Board, Chief  Executive
     Officer and Director; Principal Executive Officer); Frank
     F.  Gallaher, Donald C. Hintz, Jerry D. Jackson, Jerry L.
     Maulden, and Donald E. Meiners (Directors).




     By:/s/ Louis E. Buck                  March 9, 1998
     (Louis E. Buck, Attorney-in-fact)

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

                                      Date: March 9, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




    /s/ Louis E. Buck
        Louis E. Buck   Vice President, Chief Accounting  March 9, 1998
                        Officer and Assistant Secretary
                         (Principal Accounting Officer)




     Edwin  Lupberger (Chairman of the Board, Chief  Executive
     Officer and Director; Principal Executive Officer); Jerry
     D.  Jackson,  Jerry  L.  Maulden, and  Daniel  F.  Packer
     (Directors).




     By: /s/ Louis E. Buck                     March 9, 1998
     (Louis E. Buck, Attorney-in-fact)

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

                                      Date: March 9, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




     /s/ Louis E. Buck
        Louis E. Buck   Vice President, Chief Accounting   March 9, 1998
                        Officer and Assistant Secretary
                         (Principal Accounting Officer)




     Donald  C. Hintz (President, Chief Executive Officer  and
     Director;  Principal Executive Officer); Edwin  Lupberger
     (Chairman   of   the   Board),  and  Jerry   L.   Maulden
     (Directors).




By: /s/ Louis E. Buck                         March 9, 1998
     (Louis E. Buck, Attorney-in-fact)

                    ENTERGY LONDON INVESTMENTS PLC

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

                                      ENTERGY LONDON INVESTMENTS PLC



                                      By       /s/ Louis E. Buck
                                      Louis E. Buck, Audit Controller

                                      Date: March 9, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




     /s/ Louis E. Buck
        Louis E. Buck           Audit Controller      March 9, 1998
                         (Principal Accounting Officer)




     Edwin  Lupberger (Chairman of the Board, Chief  Executive
     Officer   and  Director;  Principal  Executive  Officer);
     Michael B. Bemis (Director).




     By: /s/ Louis E. Buck                       March 9, 1998
     (Louis E. Buck, Attorney-in-fact)

                                                       EXHIBIT 23(a)
                  CONSENT OF INDEPENDENT ACCOUNTANTS

      We consent to the incorporation by reference in Post-Effective Amendment Nos. 2, 3, 4A, and 5A on Form S-8 and the related Prospectuses to the registration statement of Entergy Corporation on Form S-4 (File Number 33-54298) and on Form S-3 (File Numbers 333-02503 and 333-22007) of our reports dated March 4, 1998, on our audits of the consolidated financial statements and financial statement schedules of Entergy Corporation as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which reports include an explanatory paragraph related to changes in accounting methods for the impairment of long-lived assets and for long-lived assets to be disposed of and incremental nuclear plant outage maintenance costs by one of the Corporation's subsidiaries and are included in this Annual Report on Form 10-K.

      We consent to the incorporation by reference in the registration statements and the related Prospectuses of Entergy Arkansas, Inc. (formerly Arkansas Power & Light Company) on Form S-3 (File Numbers 33-50289, 333-00103 and 333-05045) of our reports dated March 4, 1998, on our audits of the financial statements and financial statement schedule of Entergy Arkansas, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which are included in this Annual Report on Form 10-K.

      We consent to the incorporation by reference in the registration statements and the related Prospectuses of Entergy Gulf States, Inc. (formerly Gulf States Utilities Company) on Form S-3 (File Numbers 33-49739 and 33-51181), Form S-8 (File Numbers 2-76551 and 2-98011) and on
Form S-2 (File Number 333-17911), of our reports dated March 4, 1998, on our audits of the financial statements and financial statement schedule of Entergy Gulf States, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which reports include an explanatory paragraph related to a change in accounting for the impairment of long-lived assets and long-lived assets to be disposed of and are included in this Annual Report on Form 10-K.

      We consent to the incorporation by reference in the registration statements and the related Prospectuses of Entergy Louisiana, Inc. (formerly Louisiana Power & Light Company) on Form S-3 (File Numbers 33-46085, 33-39221, 33-50937, 333-00105, 333-01329 and 333-03567) of our
reports dated March 4, 1998, on our audits of the financial statements and financial statement schedule of Entergy Louisiana, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which are included in this Annual Report on Form 10-K.

      We consent to the incorporation by reference in the registration statements and the related Prospectuses of Entergy Mississippi, Inc. (formerly Mississippi Power & Light Company) on Form S-3 (File Numbers 33-53004, 33-55826 and 33-50507) of our reports dated March 4, 1998, on our audits of the financial statements and financial statement schedule of Entergy Mississippi, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which are included in this Annual Report on Form 10-K.

      We consent to the incorporation by reference in the registration statements and the related Prospectuses of Entergy New Orleans, Inc. (formerly New Orleans Public Service Inc.) on Form S-3 (File Numbers 33-57926 and 333-00255) of our reports dated March 4, 1998, on our audits of the financial statements and financial statement schedule of Entergy New Orleans, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which are included in this Annual Report on Form 10-K.

      We consent to the incorporation by reference in the registration statements and the related Prospectuses of System Energy Resources, Inc. on Form S-3 (File Numbers 33-47662, 33-61189 and 333-06717) of our
report dated March 4, 1998, on our audits of the financial statements of System Energy Resources, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, which report includes an explanatory paragraph related to the Company's 1996 change in its method of accounting for incremental nuclear plant outage maintenance costs and is included in this Annual Report on Form 10-K.

COOPERS & LYBRAND L.L.P.
New Orleans, Louisiana
March 9,  1998

  REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Shareholders of Entergy Corporation



      We have audited the consolidated financial statements of Entergy Corporation and Subsidiaries and the financial statements of Entergy Arkansas, Inc. (formerly Arkansas Power & Light Company), Entergy Gulf States, Inc. (formerly Gulf States Utilities Company), Entergy Louisiana, Inc. (formerly Louisiana Power & Light Company), Entergy Mississippi, Inc. (formerly Mississippi Power & Light Company) and Entergy New Orleans, Inc. (formerly New Orleans Public Service Inc.) as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and the consolidated financial statements of Entergy London Investments plc and Subsidiary as of December 31, 1997 and for the year then ended, and have issued our reports thereon dated March 4, 1998, and have audited the consolidated financial statements of London Electricity plc as of March 31, 1996 and for the period from April 1, 1996 to January 31, 1997 and the year ended March 31, 1996, and have issued our report thereon dated July 31, 1997, which reports are included elsewhere in this Form 10-K, which reports as to Entergy Corporation and Entergy Gulf States, Inc. include an explanatory paragraph related to a change in accounting for the impairment of long-lived assets and long-lived assets to be disposed of, and which reports as to Entergy Corporation and System Energy Resources, Inc. include an explanatory paragraph related to changes in accounting for incremental nuclear plant outage maintenance expenses. In connection with our audits of such financial statements, we have also audited the related financial statement schedules included in Item 14(a)2 of this Form 10-K.

      In our opinion the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.

New Orleans, Louisiana
March 4, 1998

                INDEX TO FINANCIAL STATEMENT SCHEDULES


Schedule                                                                   Page

 I        Financial Statements of Entergy Corporation:
            Statements of Income - For the Years Ended December 31, 1997,
               1996, and 1995                                               S-2
            Statements of Cash Flows - For the Years Ended December 31, 1997,
               1996, and 1995                                               S-3
            Balance Sheets, December 31, 1997 and 1996                      S-4
            Statements of Retained Earnings and Paid-In Capital - For the
               Years Ended December 31, 1997, 1996, and 1995                S-5
 II       Valuation and Qualifying Accounts
            1997, 1996 and 1995:
               Entergy Corporation and Subsidiaries                         S-6
               Entergy Arkansas, Inc.                                       S-7
               Entergy Gulf States, Inc.                                    S-8
               Entergy Louisiana, Inc.                                      S-9
               Entergy Mississippi, Inc.                                    S-10
               Entergy New Orleans, Inc..                                   S-11
               Entergy London Investments plc                               S-12
               London Electricity plc                                       S-13


      Schedules other than those listed above are omitted because they are not required, not applicable or the required information is shown in the financial statements or notes thereto.

      Columns have been omitted from schedules filed because the information is not applicable.

                            ENTERGY CORPORATION
             SCHEDULE I-FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                            STATEMENTS OF INCOME


                                                 For the Years Ended December 31,
                                                1997         1996          1995
                                                         (In Thousands)
Income:
  Equity in income of subsidiaries              $325,419     $459,350     $549,144
  Interest on temporary investments                5,086        4,840       20,641
                                                --------     --------     --------
        Total                                    330,505      464,190      569,785
                                                --------     --------     --------

Expenses and Other Deductions:
  Administrative and general expenses             62,250       34,402       53,872
  Income taxes (credit)                            3,438       (1,558)      (5,383)
  Taxes other than income                          1,226          828        1,102
  Interest                                        15,908       10,491          214
                                                --------     --------     --------
        Total                                     82,822       44,163       49,805
                                                --------     --------     --------
Net Income                                      $247,683     $420,027     $519,980
                                                ========     ========     ========

See Entergy Corporation and Subsidiaries Notes to Financial
Statements in Part II, Item 8.

                           ENTERGY CORPORATION

          SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                         STATEMENTS OF CASH FLOWS


                                                                          For the Years Ended December 31,
                                                                           1997         1996         1995
                                                                                   (In Thousands)
Operating Activities:
  Net income                                                              $247,683     $420,027     $519,980
  Noncash items included in net income:
    Equity in earnings of subsidiaries                                    (325,419)    (459,350)    (549,144)
    Deferred income taxes                                                      898        8,499       (2,024)
    Depreciation                                                             1,442        1,628        1,421
  Changes in working capital:
    Receivables                                                             (8,683)       3,232        2,161
    Payables                                                                (3,690)       9,919       (3,776)
    Other working capital accounts                                            (400)      (1,170)      (1,701)
  Common stock dividends received from subsidiaries                        550,200      554,200      565,589
  Other                                                                     43,479       (3,524)       8,652
                                                                          --------     --------     --------
    Net cash flow provided by operating activities                         505,510      533,461      541,158
                                                                          --------     --------     --------

Investing Activities:
  Investment in subsidiaries                                              (633,449)    (266,681)    (477,709)
  Capital expenditures                                                     (23,079)           -            -
  Advance to subsidiary                                                          -            -      221,540
                                                                          --------     --------     --------

    Net cash flow used in investing activities                            (656,528)    (266,681)    (256,169)
                                                                          --------     --------     --------

Financing Activities:
  Changes in short-term borrowings                                         166,000       20,000            -
  Common stock dividends paid                                             (438,183)    (405,346)    (408,553)
  Issuance of common stock                                                 305,379      118,087            -
                                                                          --------     --------     --------

    Net cash flow provided by (used in) financing activities                33,196     (267,259)    (408,553)
                                                                          --------     --------     --------

Net decrease in cash and cash equivalents                                 (117,822)        (479)    (123,564)

Cash and cash equivalents at beginning of period                           128,665      129,144      252,708
                                                                          --------     --------     --------

Cash and cash equivalents at end of period                                 $10,843     $128,665     $129,144
                                                                          ========     ========     ========

See Entergy Corporation and Subsidiaries Notes to Financial Statements in Part II, Item 8.

                                ENTERGY CORPORATION

            SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                                  BALANCE SHEETS

                                                                              December 31,
                                                                         1997          1996
                                                                             (In Thousands)
                       ASSETS
Current Assets:
   Cash and cash equivalents:
     Cash                                                                 $     -           $23
     Temporary cash investments - at cost,
        which approximates market:
        Associated companies                                                2,947        57,986
        Other                                                               7,896        70,656
                                                                       ----------    ----------
           Total cash and cash equivalents                                 10,843       128,665
  Accounts receivable:
    Associated companies                                                   14,700         5,940
  Interest receivable                                                         301           378
  Other                                                                    20,345        20,389
                                                                       ----------    ----------
           Total                                                           46,189       155,372
                                                                       ----------    ----------

Investment in Wholly-owned Subsidiaries                                 6,832,590     6,531,729
                                                                       ----------    ----------

Deferred Debits and Other Assets                                           89,315        74,891
                                                                       ----------    ----------

           Total                                                       $6,968,094    $6,761,992
                                                                       ==========    ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                                          $186,000       $20,000
  Accounts payable:
    Associated companies                                                    4,331        11,613
    Other                                                                   1,884            22
  Interest accrued                                                          1,918           188
  Other current liabilities                                                 8,827        15,638
                                                                       ----------    ----------
           Total                                                          202,960        47,461
                                                                       ----------    ----------

Deferred Credits and Noncurrent Liabilities                                71,618        73,616
                                                                       ----------    ----------

Shareholders' Equity:
  Common stock, $.01 par value, authorized
   500,000,000 shares; issued 246,149,198 shares
    in 1997 and 234,456,457 shares in 1996                                  2,461         2,345
  Paid-in capital                                                       4,613,572     4,320,591
  Retained earnings                                                     2,157,912     2,341,703
  Cumulative foreign currency translation adjustment                     (69,817)        21,725
  Less cost of treasury stock (306,852 shares in
    1997 and 1,496,118 shares in 1996)                                     10,612        45,449
                                                                       ----------    ----------
           Total common shareholders' equity                            6,693,516     6,640,915
                                                                       ----------    ----------

           Total                                                       $6,968,094    $6,761,992
                                                                       ==========    ==========
See Entergy Corporation and Subsidiaries Notes to Financial Statements
in Part II, Item 8.


                          ENTERGY CORPORATION

        SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
           STATEMENTS OF RETAINED EARNINGS AND PAID-IN CAPITAL

                                                              For the Years Ended
                                                                   December 31,
                                                         1997         1996          1995
                                                                 (In Thousands)
Retained Earnings, January 1                           $2,341,703   $2,335,579   $2,223,739

  Add:
    Net income                                            247,683      420,027      519,980

  Deduct:
    Dividends declared on common stock                    432,268      412,250      409,801
    Capital stock and other expenses                         (794)       1,653       (1,661)
                                                       ----------   ----------   ----------
        Total                                             431,474      413,903      408,140
                                                       ----------   ----------   ----------

Retained Earnings, December 31                         $2,157,912   $2,341,703   $2,335,579
                                                       ==========   ==========   ==========


Paid-in Capital, January 1                             $4,320,591   $4,201,483   $4,202,134

  Add:
    Gain (loss) on reacquisition of
      subsidiaries' preferred stock                           273        1,795          (26)
    Common stock issuances related to stock plans         292,870      117,560       (3,002)
                                                       ----------   ----------   ----------
     Total                                                293,143      119,355       (3,028)
                                                       ----------   ----------   ----------

  Deduct:
    Capital stock discounts and other expenses                162          247       (2,377)
                                                       ----------   ----------   ----------

Paid-in Capital, December 31                           $4,613,572   $4,320,591   $4,201,483
                                                       ==========   ==========   ==========


See Entergy Corporation and Subsidiaries Notes to Consolidated Financial
Statements in Part II, Item 8.

                     ENTERGY CORPORATION AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                Years Ended December 31, 1997, 1996, and 1995
                                (In Thousands)

             Column A                Column B  Column C    Column D   Column E
                                                            Other
                                              Additions    Changes
                                     Balance              Deductions
                                        at                  from       Balance
                                    Beginning  Charged to Provisions   at End
           Description              of Period   Income     (Note 1)  of Period
Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                    $7,822    $12,926    $14,359      $6,389
                                      =======    =======    =======     =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                  $35,026    $24,128    $35,732     $23,422
  Injuries and damages (Note 2)        26,145     20,294     19,955      26,484
  Environmental                        37,719      5,993      7,344      36,368
                                      -------    -------    -------     -------
     Total                            $98,890    $50,415    $63,031     $86,274
                                      =======    =======    =======     =======

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
                                      =======    =======    =======     =======

Year ended December 31, 1995
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                    $6,740    $14,586    $14,217      $7,109
  Other                                     -     12,337          -      12,337
                                      -------    -------    -------     -------
    Total                              $6,740    $26,923    $14,217     $19,446
                                      =======    =======    =======     =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                  $32,871    $16,263    $12,401     $36,733
  Injuries and damages (Note 2)        22,066     11,667     13,752      19,981
  Environmental                        42,739      7,639     10,116      40,262
                                      -------    -------    -------     -------
     Total                            $97,676    $35,569    $36,269     $96,976
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

                        ENTERGY ARKANSAS,  INC.

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             Years Ended December 31, 1997, 1996, and 1995
                              (In Thousands)

             Column A                 Column B     Column C     Column D    Column E
                                                                 Other
                                                  Additions     Changes
                                                               Deductions
                                     Balance at                   from       Balance
                                      Beginning   Charged to   Provisions    at End
           Description                of Period     Income      (Note 1)    of Period
Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $2,326       $3,140      $3,667       $1,799
                                       =======      =======     =======      =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                       $14      $11,613     $10,769         $858
  Injuries and damages (Note 2)          2,810        3,538       1,550        4,798
  Environmental                          5,163        1,320       1,730        4,753
                                       -------      -------     -------      -------
     Total                              $7,987      $16,471     $14,049      $10,409
                                       =======      =======     =======      =======

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
                                       =======      =======     =======      =======

Year ended December 31, 1995
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $1,950       $3,997      $3,889       $2,058
                                       =======      =======     =======      =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $1,916       $4,810      $5,826         $900
  Injuries and damages (Note 2)          2,660          710       1,560        1,810
  Environmental                          5,350        4,435       3,271        6,514
                                       -------      -------     -------      -------
     Total                              $9,926       $9,955     $10,657       $9,224
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

                        ENTERGY GULF STATES, INC.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            Years Ended December 31, 1997, 1996, and 1995
                             (In Thousands)

             Column A                 Column B    Column C      Column D    Column E
                                                                 Other
                                                  Additions     Changes
                                                               Deductions
                                     Balance at                   from       Balance
                                     Beginning   Charged to    Provisions    at End
           Description               of Period     Income       (Note 1)    of Period
Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                      $1,997       $3,695       $3,901       $1,791
                                        =======      =======      =======      =======
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                    $17,003       $5,584      $18,270       $4,317
  Injuries and damages (Note 2)           9,594        5,479        9,734        5,339
  Environmental                          21,829        3,746        1,786       23,789
                                        -------      -------      -------      -------
     Total                              $48,426      $14,809      $29,790      $33,445
                                        =======      =======      =======      =======

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
                                        =======      =======      =======      =======

Year ended December 31, 1995
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                        $715       $3,715       $2,822       $1,608
                                        =======      =======      =======      =======
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                    $10,451       $6,396       $2,706      $14,141
  Injuries and damages (Note 2)           6,922        6,243        7,966        5,199
  Environmental                          20,314        2,483          933       21,864
                                        -------      -------      -------      -------
     Total                              $37,687      $15,122      $11,605      $41,204
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

                        ENTERGY LOUISIANA, INC.

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             Years Ended December 31, 1997, 1996, and 1995
                            (In Thousands)

             Column A                 Column B    Column C      Column D    Column E
                                                                 Other
                                                  Additions     Changes
                                                               Deductions
                                     Balance at                   from       Balance
                                     Beginning   Charged to    Provisions    at End
           Description               of Period     Income       (Note 1)    of Period
Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                      $1,429       $2,542       $2,814       $1,157
                                        =======      =======      =======      =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                       $261       $5,411       $5,091         $581
  Injuries and damages (Note 2)           9,443        5,080        4,579        9,944
  Environmental                           9,979          495        2,875        7,599
                                        -------      -------      -------      -------
     Total                              $19,683      $10,986      $12,545      $18,124
                                        =======      =======      =======      =======

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


                          ENTERGY MISSISSIPPI, INC.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                Years Ended December 31, 1997, 1996, and 1995
                               (In Thousands)

             Column A                 Column B    Column C      Column D    Column E
                                                                 Other
                                                  Additions     Changes
                                                               Deductions
                                     Balance at                   from       Balance
                                     Beginning   Charged to    Provisions    at End
           Description               of Period     Income       (Note 1)    of Period
Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                      $1,374       $1,950       $2,393         $931
                                        =======      =======      =======      =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                     $2,082       $1,520       $1,423       $2,179
  Injuries and damages (Note 2)           2,905        4,055        2,298        4,662
  Environmental                             693          330          796          227
                                        -------      -------      -------      -------
     Total                               $5,680       $5,905       $4,517       $7,068
                                        =======      =======      =======      =======

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


                        ENTERGY NEW ORLEANS, INC.

           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            Years Ended December 31, 1997, 1996, and 1995
                            (In Thousands)

             Column A                 Column B    Column C      Column D    Column E
                                                                 Other
                                                  Additions     Changes
                                                               Deductions
                                     Balance at                   from       Balance
                                     Beginning   Charged to    Provisions    at End
           Description               of Period     Income       (Note 1)    of Period
Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                        $696       $1,599       $1,584         $711
                                        =======      =======      =======      =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $15,666            -         $179      $15,487
  Injuries and damages (Note 2)           1,393       $2,142        1,794        1,741
  Environmental                              55          102          157            -
                                        -------      -------      -------      -------
     Total                              $17,114       $2,244       $2,130      $17,228
                                        =======      =======      =======      =======

Year ended December 31, 1996
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                        $468       $2,116       $1,888         $696
                                        =======      =======      =======      =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $15,666            -            -      $15,666
  Injuries and damages (Note 2)           1,993         $864       $1,464        1,393
  Environmental                              38           89           72           55
                                        -------      -------      -------      -------
     Total                              $17,697         $953       $1,536      $17,114
                                        =======      =======      =======      =======

Year ended December 31, 1995
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                        $830       $2,733       $3,095         $468
                                        =======      =======      =======      =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $15,911            -         $245      $15,666
  Injuries and damages (Note 2)           1,409       $1,382          798        1,993
  Environmental                              (3)          75           34           38
                                        -------      -------      -------      -------
     Total                              $17,317       $1,457       $1,077      $17,697
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

             ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 Twelve Months Ended December 31, 1997
                             (In Thousands)

Column A                              Column B    Column C      Column D    Column E
                                                                 Other
                                                  Additions     Changes
                                                               Deductions
                                     Balance at                   from       Balance
                                     Beginning   Charged to    Provisions    at End
Description                          of Period     Income       (Note 1)    of Period
Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $17,465       $5,300       $ 865       $21,900
                                        =======      =======     =======       =======
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $18,747       $3,300     $ 7,247       $14,800
                                        =======      =======     =======       =======

Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.


                         LONDON ELECTRICITY PLC

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
         For the Period from April 1, 1996 to January 31, 1997 and
                      for the Year Ended March 31, 1996
                               (In Thousands)

Column A                              Column B           Column C           Column D      Column E
                                                         Additions
                                                                           Deductions
                                     Balance at                               from        Balance
                                     Beginning   Charged to      Other     Provisions      at End
Description                          of Period     Income       Changes     (Note 1)     of Period
Period ended January 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $13,285      $10,124         $700       $6,644      $17,465
                                        =======      =======      =======      =======      =======
 Accumulated Provisions Not
  Deducted from Assets:
  Insurance (2)                         $24,432       $2,373       $1,116       $9,174      $18,747
                                        =======      =======      =======      =======      =======

Period ended March 31, 1996
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $13,783       $1,096        $(811)        $783      $13,285
                                        =======      =======      =======      =======      =======
 Accumulated Provisions Not
  Deducted from Assets:
  Insurance (2)                         $26,430         $470      $(1,528)        $940      $24,432
                                        =======      =======      =======      =======      =======
___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created.  In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Represents the deductible portion of casualty losses to be incurred before third party reimbursement begins for injuries and damages.

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

(3) (i)  Articles of Incorporation

Entergy Corporation

(a)    1   --     Certificate   of   Incorporation   of   Entergy
       Corporation dated December 31, 1993, (A-1(a)  to  Rule  24
       Certificate in 70-8059).

System Energy

(b)    1  --   Amended and Restated Articles of Incorporation  of
       System Energy and amendments thereto through April 28, 1989 (A-1(a) to Form U-1 in 70-5399).

Entergy Arkansas

(c)    1  --   Amended and Restated Articles of Incorporation  of
       Entergy Arkansas and amendments thereto through April 22, 1996 (3(a) to Form 10-Q for the quarter ended March 31,
       1996 in 1-10764).

Entergy Gulf States

(d)    1  --   Restated Articles of Incorporation of Entergy Gulf
       States  and  amendments  thereto through  April  22,  1996
       (3(b)  to  Form 10-Q for the quarter ended March 31,  1996 in 1-2703).

Entergy Louisiana

(e)    1  --    Restated  Articles  of Incorporation  of  Entergy
       Louisiana  and amendments thereto through April  22,  1996
       (3(c)  to  Form 10-Q for the quarter ended March 31,  1996 in 1-8474).

Entergy Mississippi

*(f)   1  --    Restated  Articles  of Incorporation  of  Entergy
       Mississippi  and amendments thereto through  November  17,
       1997

Entergy New Orleans

(g)    1   --    Restatement  of  Articles  of  Incorporation  of
       Entergy  New Orleans and amendments thereto through  April
       22,  1996  (3(e) to Form 10-Q for the quarter ended  March
       31, 1996 in 0-5807).

Entergy London

(h)    1  --    Memorandum  and Articles of  Association  of  the
       Company  and amendments thereto through September 1,  1997
       (4.01 in 333-33331 dated October 1, 1997).

(3) (ii) By-Laws

(a)       --    By-Laws  of Entergy Corporation effective  August
       25,  1992, and as presently in effect (A-2(a) to  Rule  24
       Certificate in 70-8059).

(b)       --    By-Laws of System Energy effective May  4,  1989,
       and as presently in effect (A-2(a) in 70-5399).

(c)       --    By-Laws of Entergy Arkansas as amended  effective
       May  5, 1994, and as presently in effect (3(d) to Form 10-
       Q for the quarter ended June 30, 1994).

(d)        --     By-Laws  of  Entergy  Gulf  States  as  amended
       effective May 5, 1994, and as presently in effect (A-12 in 70-8059).

(e)       --   By-Laws of Entergy Louisiana effective January 23,
       1984, and as presently in effect (A-4 in 70-6962).

(f)        --     By-Laws  of  Entergy  Mississippi  as   amended
       effective  April  5,  1995, and  as  presently  in  effect
       (3(ii)(f) to Form 10-K for the year ended December 31, 1995 in 0-320).

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

(a) 2 --Share Sale Agreement (Revised) of December 12, 1995, relating to acquisition of CitiPower Limited, among State Electricity Commission of Victoria, the State of Victoria, Entergy Victoria LDC, Entergy Victoria Holding LDC and Entergy Corporation (filed as Exhibit C-1(o) to Form U5S for the year ended December 31, 1995 pursuant to Rule 104).

(a) 3 -- Multi-Option Syndicated Facility Agreement, dated as of January 5, 1996, among CitiPower Limited as Borrower, Commonwealth Bank of Australia as Facility Agent, Bank of America N.T. & S.A. as Arranger, and Commonwealth Bank of Australia as Security Trustee (filed as Exhibit C-1(p) to Form U5S for the year ended December 31, 1995).

(a) 4 -- Undertaking Agreement, dated as of March 7, 1996, of Entergy Corporation to Commonwealth Bank of Australia as Facility-Agent, of CitiPower Limited's obligations up to maximum of $7,367,000 under the Multi-Option Syndicated Facility Agreement (filed as Exhibit C-1(q) to Form U5S for the year ended December 31, 1995).

(a) 5 -- Credit Agreement, dated as of September 13, 1996, among Entergy Corporation, Entergy Technology Holding Company, the Banks (The Bank of New York, Bank of America NT & SA, The Bank of Nova Scotia, Banque Nationale de
       Paris (Houston Agency), The First National Bank of Chicago, The Fuji Bank Ltd., Societe Generale Southwest Agency, and CIBC Inc.) and The Bank of New York, as Agent (the "Entergy-ETHC Credit Agreement") (filed as Exhibit 4(a)12 to Form 10-K for the year ended December 31, 1996 in 1-11299).

(a)    6  --    Amendment No. 1, dated as of October 22, 1996  to
       Credit  Agreement Entergy-ETHC Credit Agreement (filed  as
       Exhibit  4(a)13  to Form 10-K for the year ended  December
       31, 1996 in 1-11299).

(a) 7 -- Guaranty and Acknowledgment Agreement, dated as of October 3, 1996, by Entergy Corporation to The Bank of
       New York of certain promissory notes issued by ETHC in connection with acquisition of 280 Equity Holdings, Ltd (filed as Exhibit 4(a)14 to Form 10-K for the year ended December 31, 1996 in 1-11299).

(a) 8 -- Amendment, dated as of November 21, 1996, to Guaranty and Acknowledgment Agreement by Entergy Corporation to The Bank of New York of certain promissory notes issued by ETHC in connection with acquisition of 280 Equity Holdings, Ltd (filed as Exhibit 4(a)15 to Form 10-K for the year ended December 31, 1996 in 1-11299).

(a) 9 -- Guaranty and Acknowledgment Agreement, dated as of November 21, 1996, by Entergy Corporation to The Bank of
       New York of certain promissory notes issued by ETHC in connection with acquisition of Sentry (filed as Exhibit 4(a)16 to Form 10-K for the year ended December 31, 1996 in 1-11299).

(a) 10-- Amended and Restated Credit Agreement, dated as of December 12, 1996, among Entergy, the Banks (Bank of America National Trust & Savings Association, The Bank of New York, The Chase Manhattan Bank, Citibank, N.A., Union Bank of Switzerland, ABN Amro Bank N.V., The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, Mellon Bank, N.A., First National Bank of Commerce and Whitney National Bank) and Citibank, N.A., as Agent (filed as
       Exhibit 4(a)17 to Form 10-K for the year ended December 31, 1996 in 1-11299).

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

Entergy Arkansas

(c)    1  --         Mortgage  and  Deed of Trust,  dated  as  of
       October 1, 1944, as amended by fifty-fourth Supplemental Indentures (7(d) in 2-5463 (Mortgage); 7(b) in 2-7121 (First); 7(c) in 2-7605 (Second); 7(d) in 2-8100 (Third);
       7(a)-4  in  2-8482  (Fourth); 7(a)-5  in  2-9149  (Fifth);
       4(a)-6  in  2-9789  (Sixth); 4(a)-7 in 2-10261  (Seventh);
       4(a)-8  in  2-11043 (Eighth); 2(b)-9 in  2-11468  (Ninth);
       2(b)-10 in 2-15767 (Tenth); D in 70-3952 (Eleventh); D  in
       70-4099  (Twelfth); 4(d) in 2-23185 (Thirteenth); 2(c)  in
       2-24414  (Fourteenth); 2(c) in 2-25913  (Fifteenth);  2(c)
       in 2-28869 (Sixteenth); 2(d) in 2-28869 (Seventeenth); 2(c) in 2-35107 (Eighteenth); 2(d) in 2-36646
       (Nineteenth); 2(c) in 2-39253 (Twentieth); 2(c) in 2-41080 (Twenty-first); C-1 to Rule 24 Certificate in
       70-5151  (Twenty-second); C-1 to Rule  24  Certificate  in
       70-5257  (Twenty-third);  C  to  Rule  24  Certificate  in
       70-5343  (Twenty-fourth); C-1 to Rule  24  Certificate  in
       70-5404  (Twenty-fifth);  C  to  Rule  24  Certificate  in
       70-5502  (Twenty-sixth); C-1 to  Rule  24  Certificate  in
       70-5556  (Twenty-seventh); C-1 to Rule 24  Certificate  in
       70-5693  (Twenty-eighth); C-1 to Rule  24  Certificate  in
       70-6078  (Twenty-ninth); C-1 to  Rule  24  Certificate  in
       70-6174  (Thirtieth);  C-1  to  Rule  24  Certificate   in
       70-6246 (Thirty-first); C-1 to Rule 24 Certificate in 70-6498 (Thirty-second); A-4b-2 to Rule 24 Certificate in 70-6326 (Thirty-third); C-1 to Rule 24 Certificate in
       70-6607 (Thirty-fourth); C-1 to Rule 24 Certificate in 70-6650 (Thirty-fifth); C-1 to Rule 24 Certificate, dated December 1, 1982, in 70-6774 (Thirty-sixth); C-1 to Rule 24 Certificate, dated February 17, 1983, in 70-6774 (Thirty-seventh); A-2(a) to Rule 24 Certificate, dated December 5, 1984, in 70-6858 (Thirty-eighth); A-3(a) to
       Rule  24  Certificate  in 70-7127 (Thirty-ninth);  A-7  to
       Rule 24 Certificate in 70-7068 (Fortieth); A-8(b) to Rule 24 Certificate dated July 6, 1989 in 70-7346 (Forty-first); A-8(c) to Rule 24 Certificate, dated February 1, 1990 in 70-7346 (Forty-second); 4 to Form 10-Q for the quarter ended September 30, 1990 in 1-10764 (Forty-third); A-2(a) to Rule 24 Certificate, dated November 30, 1990, in 70-7802 (Forty-fourth); A-2(b) to Rule 24 Certificate, dated January 24, 1991, in 70-7802 (Forty-fifth); 4(d)(2) in 33-54298 (Forty-sixth); 4(c)(2)
       to Form 10-K for the year ended December 31, 1992 in 1-10764 (Forty-seventh); 4(b) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-eighth); 4(c) to Form 10-Q for the quarter ended June 30, 1993 in 1-10764 (Forty-ninth); 4(b) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fiftieth); 4(c) to Form 10-Q for the quarter ended September 30, 1993 in 1-10764 (Fifty-first); 4(a) to Form 10-Q for the quarter ended June 30, 1994 (Fifty-second); C-2 to Form U5S for the year ended December 31, 1995 (Fifty-third); and C-2(a) to Form U5S for the year ended December 31, 1996 (Fifty-fourth)).

(c)    2  --         Indenture  for Unsecured  Subordinated  Debt
       Securities relating to Trust Securities between Entergy Arkansas and Bank of New York (as Trustee), dated as of August 1, 1996 (filed as Exhibit A-1(a) to Rule 24 Certificate dated August 26, 1996 in File No. 70-8723).

(c)    3  --         Amended  and  Restated  Trust  Agreement  of
       Entergy  Arkansas Capital I, dated as of August  14,  1996
       (filed  as  Exhibit  A-3(a) to Rule 24  Certificate  dated
       August 26, 1996 in File No. 70-8723).

(c)    4  --         Guarantee Agreement between Entergy Arkansas
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
       1998 (4 in Registration No. 33-40113).

(d) 4 -- Indenture for Unsecured Subordinated Debt Securities relating to Trust Securities, dated as of January 15, 1997 (filed as Exhibit A-11(a) to Rule 24 Certificate dated February 6, 1997 in File No. 70-8721).

(d) 5 -- Amended and Restated Trust Agreement of Entergy Gulf States Capital I dated January 28, 1997 of Series A Preferred Securities (filed as Exhibit A-13(a) to Rule 24 Certificate dated February 6, 1997 in File No. 70-8721).

(d) 6 -- Guarantee Agreement between Entergy Gulf States, Inc. (as Guarantor) and The Bank of New York (as Trustee) dated as of January 28, 1997 with respect to Entergy Gulf States Capital I's obligation on its 8.75% Cumulative Quarterly Income Preferred Securities, Series A (filed as Exhibit A-14(a) to Rule 24 Certificate dated February 6, 1997 in File No. 70-8721).

Entergy Louisiana

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

(e)    5   --     Indenture   for  Unsecured  Subordinated   Debt
       Securities relating to Trust Securities, dated as of  July
       1, 1996 (filed as Exhibit A-14(a) to Rule 24 Certificate dated July 25, 1996 in File No. 70-8487).

(e) 6 -- Amended and Restated Trust Agreement of Entergy Louisiana Capital I dated July 16, 1996 of Series A Preferred Securities (filed as Exhibit A-16(a) to Rule 24 Certificate dated July 25, 1996 in File No. 70-8487).

(e) 7 -- Guarantee Agreement between Entergy Louisiana, Inc. (as Guarantor) and The Bank of New York (as Trustee) dated as of July 16, 1996 with respect to Entergy Louisiana Capital I's obligation on its 9% Cumulative Quarterly Income Preferred Securities, Series A (filed as Exhibit A-19(a) to Rule 24 Certificate dated July 25, 1996 in File No. 70-8487).

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

(f) 2 -- Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by eleventh Supplemental Indentures (A-2(a)-2 to Rule 24 Certificate in 70-7461
       (Mortgage);  A-2(b)-2  in  70-7461  (First);   A-5(b)   to
       Rule 24 Certificate in 70-7419 (Second); A-4(b) to Rule 24 Certificate in 70-7554 (Third); A-1(b)-1 to Rule 24 Certificate in 70-7737 (Fourth); A-2(b) to Rule 24 Certificate dated November 24, 1992 in 70-7914 (Fifth); A-2(e) to Rule 24 Certificate dated January 22, 1993 in 70-7914 (Sixth); A-2(g) to Form U-1 in 70-7914 (Seventh);
       A-2(i) to Rule 24 Certificate dated November 10, 1993 in 70-7914 (Eighth); A-2(j) to Rule 24 Certificate dated July 22, 1994 in 70-7914 (Ninth); and (A-2(l) to Rule 24
       Certificate dated April 21, 1995 in File 70-7914 (Tenth); and A-2(a) to Rule 24 Certificate dated June 27, 1997 in File 70-8719 (Eleventh)).

Entergy New Orleans

(g) 1 -- Mortgage and Deed of Trust, dated as of May 1, 1987, as amended by six Supplemental Indentures (A-2(c) to Rule 24 Certificate in 70-7350 (Mortgage); A-5(b) to Rule 24 Certificate in 70-7350 (First); A-4(b) to Rule 24 Certificate in 70-7448 (Second); 4(f)4 to Form 10-K for the year ended December 31, 1992 in 0-5807 (Third); 4(a) to Form 10-Q for the quarter ended September 30, 1993 in 0-5807 (Fourth); 4(a) to Form 8-K dated April 26, 1995 in File No. 0-5807 (Fifth); and 4(a) to Form 8-K dated March 22, 1996 in File No. 0-5807 (Sixth)).

Entergy London

(h) 1 -- Indenture for Unsecured Subordinated Debt Securities relating to Preferred Securities, dated as of November 1, 1997 (filed as Exhibit A-1(a) to Rule 24 Certificate dated December 4, 1997 in File No. 70-9081).

(h) 2 -- Amended and Restated Limited Partnership Agreement of Entergy London Capital, L.P. dated as of November 19, 1997 of Series A Preferred Securities (filed as Exhibit A-5(a) to Rule 24 Certificate dated December 4, 1997 in File No. 70-9081).

(h) 3 -- Guarantee Agreement between Entergy London Investments plc (as Guarantor) and The Bank of New York (as Trustee) dated as of November 19, 1997 with respect to Entergy London Capital, L.P.'s obligation on its 8-5/8% Cumulative Quarterly Income Preferred Securities, Series A (filed as Exhibit A-6(a) to Rule 24 Certificate dated December 4, 1997 in File No. 70-9081).

*(h) 4 -- The BPS1,010,000,000 Restated Credit Agreement dated November 17, 1997 among Entergy Power UK plc, ABN AMRO Bank N.V., Bank of America International Limited and Union Bank of Switzerland as arrangers and ABN AMRO Bank N.V. as Agent for the banks named therein.

(10)  Material Contracts

Entergy Corporation

(a)    1  --    Agreement,  dated April 23, 1982,  among  certain
       System companies, relating to System Planning and Development and Intra-System Transactions (10(a)1 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(a)    2  --    Middle  South Utilities (now Entergy Corporation)
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

(a)    13--    First  Amendment to Availability Agreement,  dated
       as  of  June  30,  1977 (B to Rule 24  Certificate,  dated
       June 24, 1977, in 70-5399).

(a)    14--    Second Amendment to Availability Agreement,  dated
       as  of  June  15,  1981 (E to Rule 24  Certificate,  dated
       July 1, 1981, in 70-6592).

(a)    15--    Third  Amendment to Availability Agreement,  dated
       as of June 28, 1984 (B-13(a) to Rule 24 Certificate, dated July 6, 1984, in 70-6985).

(a)    16--    Fourth Amendment to Availability Agreement,  dated
       as  of  June  1,  1989  (A to Rule 24  Certificate,  dated
       June 8, 1989, in 70-5399).

(a) 17-- Eighteenth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (C-2 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(a) 18-- Nineteenth Assignment of Availability Agreement, Consent and Agreement, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (C-3 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(a) 19-- Twenty-sixth Assignment of Availability Agreement, Consent and Agreement, dated as of October 1, 1992, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-2(c) to Rule 24 Certificate, dated November 2, 1992, in 70-7946).

(a) 20-- Twenty-seventh Assignment of Availability Agreement, Consent and Agreement, dated as of April 1, 1993, with United States Trust Company of New York and Gerard F. Ganey as Trustees (B-2(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(a) 21-- Twenty-ninth Assignment of Availability Agreement, Consent and Agreement, dated as of April 1, 1994, with United States Trust Company of New York and Gerard F. Ganey as Trustees (B-2(f) to Rule 24 Certificate dated May 6, 1994, in 70-7946).

(a) 22-- Thirtieth Assignment of Availability Agreement, Consent and Agreement, dated as of August 1, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans, and United States Trust Company of New York and Gerard F. Ganey, as Trustees (filed as Exhibit B-2(a) to Rule 24 Certificate dated August 8, 1996 in File No. 70-8511).

(a) 23-- Thirty-first Assignment of Availability Agreement, Consent and Agreement, dated as of August 1, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and United States Trust Company of New York and Gerard F. Ganey, as Trustees (filed as Exhibit B-2(b) to Rule 24 Certificate dated August 8, 1996 in File No. 70-8511).

(a) 24-- Thirty-second Assignment of Availability Agreement, Consent and Agreement, dated as of December 27, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and The Chase Manhattan Bank (filed as Exhibit B-2(a) to Rule 24 Certificate dated January 13, 1997 in File No. 70-
       7561).

(a)    25--    Capital  Funds  Agreement, dated  June  21,  1974,
       between  Entergy  Corporation  and  System  Energy  (C  to
       Rule 24 Certificate, dated June 24, 1974, in 70-5399).

(a)    26--    First Amendment to Capital Funds Agreement,  dated
       as  of  June  1,  1989  (B to Rule 24  Certificate,  dated
       June 8, 1989, in 70-5399).

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

(a) 31-- Twenty-ninth Supplementary Capital Funds Agreement and Assignment, dated as of April 1, 1994, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(f) to Rule 24 Certificate dated May 6, 1994, in 70-7946).

(a) 32-- Thirtieth Supplementary Capital Funds Agreement and Assignment, dated as of August 1, 1996, among Entergy Corporation, System Energy and United States Trust Company of New York and Gerard F. Ganey, as Trustees (filed as Exhibit B-3(a) to Rule 24 Certificate dated August 8, 1996 in File No. 70-8511).

(a) 33-- Thirty-first Supplementary Capital Funds Agreement and Assignment, dated as of August 1, 1996, among Entergy Corporation, System Energy and United States Trust Company of New York and Gerard F. Ganey, as Trustees (filed as Exhibit B-3(b) to Rule 24 Certificate dated August 8, 1996 in File No. 70-8511).

(a) 34-- Thirty-second Supplementary Capital Funds Agreement and Assignment, dated as of December 27, 1996, among Entergy Corporation, System Energy and The Chase Manhattan Bank (filed as Exhibit B-1(a) to Rule 24 Certificate dated January 13, 1997 in File No. 70-7561).

(a) 35-- First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, Deposit Guaranty National Bank, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate, dated June 8, 1989, in 70-7026).

(a) 36-- First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate, dated June 8, 1989, in 70-7123).

(a) 37-- First Amendment to Supplementary Capital Funds Agreement and Assignment, dated as of June 1, 1989, by and between Entergy Corporation, System Energy and Chemical Bank (C to Rule 24 Certificate, dated June 8, 1989, in 70-7561).

+(a)   38--    Agreement  between Entergy Corporation  and  Edwin
       Lupberger  (10(a)-42  to  Form 10-K  for  the  year  ended
       December 31, 1985, in 1-3517).

(a)    39--    Reallocation Agreement, dated as of July 28, 1981,
       among  System  Energy and certain other  System  companies
       (B-1(a) in 70-6624).

(a) 40-- Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and
       Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate, dated October 30, 1981, in 70-6337).

(a)    41--    Operating  Agreement dated  as  of  May  1,  1980,
       between System Energy and SMEPA (B(2)(a) in 70-6337).

(a) 42-- Assignment, Assumption and Further Agreement No. 1, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate, dated January 9, 1989, in 70-7561).

(a) 43-- Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate, dated January 9, 1989, in 70-7561).

(a)    44--    Substitute Power Agreement, dated  as  of  May  1,
       1980,  among Entergy Mississippi, System Energy and  SMEPA
       (B(3)(a) in 70-6337).

(a)    45--    Grand  Gulf  Unit  No. 2 Supplementary  Agreement,
       dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(a)    46--   Compromise and Settlement Agreement, dated June  4,
       1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K, dated June 4, 1982, in 1-3517).

+(a)   47--   Post-Retirement Plan (10(a)37 to Form 10-K for  the
       year ended December 31, 1983, in 1-3517).

(a) 48-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)-39 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(a) 49-- First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(a)    50--    Revised  Unit  Power Sales  Agreement  (10(ss)  in
       33-4033).

(a)    51--     Middle   South  Utilities  Inc.  and   Subsidiary
       Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (Exhibit D-1 to Form U5S for the year ended December 31, 1987).

(a)    52--    First  Amendment, dated January 1,  1990,  to  the
       Middle  South  Utilities  Inc.  and  Subsidiary  Companies
       Intercompany  Income  Tax  Allocation  Agreement  (D-2  to
       Form U5S for the year ended December 31, 1989).

(a)    53--    Second  Amendment dated January 1,  1992,  to  the
       Entergy  Corporation and Subsidiary Companies Intercompany
       Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(a)    54--    Third  Amendment dated January 1, 1994 to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(a)    55--    Fourth  Amendment dated April 1, 1997  to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(a)    56--   Guaranty Agreement between Entergy Corporation  and
       Entergy Arkansas, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate, dated September 27, 1990, in
       70-7757).

(a)    57--    Guarantee  Agreement between  Entergy  Corporation
       and  Entergy  Louisiana, dated as of  September  20,  1990
       (B-2(a) to Rule 24 Certificate, dated September 27, 1990, in 70-7757).

(a)    58--    Guarantee  Agreement between  Entergy  Corporation
       and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate, dated September 27, 1990, in 70-
       7757).

(a)    59--    Loan  Agreement  between  Entergy  Operations  and
       Entergy  Corporation,  dated  as  of  September  20,  1990
       (B-12(b)  to Rule 24 Certificate, dated June 15, 1990,  in
       70-7679).

(a)    60--    Loan  Agreement between Entergy Power and  Entergy
       Corporation, dated as of August 28, 1990 (A-4(b)  to  Rule
       24 Certificate, dated September 6, 1990, in 70-7684).

(a)    61--    Loan  Agreement  between Entergy  Corporation  and
       Entergy   Systems   and  Service,  Inc.,   dated   as   of
       December  29,  1992  (A-4(b) to  Rule  24  Certificate  in
       70-7947).

+(a)   62--    Executive Financial Counseling Program of  Entergy
       Corporation and Subsidiaries (10(a) 52 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(a)   63--    Entergy Corporation Annual Incentive  Plan  (10(a)
       54 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(a)   64--    Equity  Ownership Plan of Entergy Corporation  and
       Subsidiaries  (A-4(a)  to Rule 24 Certificate,  dated  May
       24, 1991, in 70-7831).

+(a)   65--    Retired Outside Director Benefit Plan (10(a)63  to
       Form 10-K for the year ended December 31, 1991, in 1-3517).

+(a)   66--   Agreement between Entergy Corporation and Jerry D.
       Jackson. (10(a) 67 to Form 10-K for the year ended
       December 31, 1992 in 1-3517).

+(a)   67--     Agreement  between  Entergy  Services,  Inc.,   a
       subsidiary of Entergy Corporation, and Gerald D.  McInvale
       (10(a)  68  to  Form 10-K for the year ended December  31,
       1992 in 1-3517).

*+(a) 68--Agreement between Entergy Services, Inc., a subsidiary of Entergy Corporation, and Gerald D. McInvale.

+(a)   69--   Supplemental Retirement Plan (10(a) 69 to Form  10-
       K for the year ended December 31, 1992 in 1-3517).

+(a)   70--    Defined Contribution Restoration Plan  of  Entergy
       Corporation and Subsidiaries (10(a)53 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(a)   71--    Amendment  No. 1 to the Equity Ownership  Plan  of
       Entergy Corporation and Subsidiaries (10(a) 71 to Form 10-
       K for the year ended December 31, 1992 in 1-3517).

+(a)   72--    Executive  Disability Plan of Entergy  Corporation
       and Subsidiaries (10(a) 72 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(a)   73--    Executive Medical Plan of Entergy Corporation  and
       Subsidiaries  (10(a) 73 to Form 10-K for  the  year  ended
       December 31, 1992 in 1-3517).

+(a)   74--     Stock  Plan  for  Outside  Directors  of  Entergy
       Corporation and Subsidiaries, as amended (10(a) 74 to Form 10-K for the year ended December 31, 1992 in 1-
       3517).

+(a)   75--    Summary  Description of Private Ownership  Vehicle
       Plan of Entergy Corporation and Subsidiaries (10(a) 75  to
       Form  10-K  for  the year ended December 31,  1992  in  1-
       3517).

(a)    76--     Agreement  and  Plan  of  Reorganization  Between
       Entergy Corporation and Gulf States Utilities Company, dated June 5, 1992 (1 to Current Report on Form 8-K dated
       June 5, 1992 in 1-3517).

+(a)   77--    Amendment to Defined Contribution Restoration Plan
       of  Entergy Corporation and Subsidiaries (10(a) 81 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

+(a)   78--    System Executive Retirement Plan (10(a) 82 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

System Energy

(b)    1 through
(b)    13--   See 10(a)-12 through 10(a)-24 above.

(b)    14 through
(b)    26--   See 10(a)-25 through 10(a)-37 above.

(b)    27--    Reallocation Agreement, dated as of July 28, 1981,
       among  System  Energy and certain other  System  companies
       (B-1(a) in 70-6624).

(b) 28-- Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and
       Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate, dated October 30, 1981, in 70-6337).

(b)    29--    Operating  Agreement, dated as  of  May  1,  1980,
       between System Energy and SMEPA (B(2)(a) in 70-6337).

(b)    30--     Installment   Sale   Agreement,   dated   as   of
       December  1,  1983  between System  Energy  and  Claiborne
       County,  Mississippi (B-1 to First Rule 24 Certificate  in
       70-6913).

(b)    31--    Installment Sale Agreement, dated as  of  June  1,
       1984,   between   System  Energy  and  Claiborne   County,
       Mississippi   (B-2  to  Second  Rule  24  Certificate   in
       70-6913).

(b)    32--     Installment   Sale   Agreement,   dated   as   of
       December  1,  1984,  between System Energy  and  Claiborne
       County,  Mississippi (B-1 to First Rule 24 Certificate  in
       70-7026).

(b)    33--    Amended  and Restated Installment Sale  Agreement,
       dated  as  of  May  1,  1995, between  System  Energy  and
       Claiborne   County,  Mississippi  (B-6(a)   to   Rule   24
       Certificate in 70-8511).

(b) 34- Amended and Restated Installment Sale Agreement, dated as of February 15, 1996, between System Energy and Claiborne County, Mississippi (filed as Exhibit B-6(a) to Rule 24
       Certificate dated March 4, 1996 in File No. 70-8511).

(b) 35-- Facility Lease No. 1, dated as of December 1, 1988, between Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(1) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989 (B-22(b) (1) to Rule 24 Certificate dated April 21, 1989 in 70-7561) and Lease Supplement No. 2 dated as of January 1, 1994 (B-3(d) to Rule 24 Certificate dated January 31, 1994 in 70-
       8215).

(b) 36-- Facility Lease No. 2, dated as of December 1, 1988 between Meridian Trust Company and Stephen M. Carta (Stephen J. Kaba, successor), as Owner Trustees, and System Energy (B-2(c)(2) to Rule 24 Certificate dated January 9, 1989 in 70-7561), as supplemented by Lease Supplement No. 1 dated as of April 1, 1989 (B-22(b) (2) to Rule 24 Certificate dated April 21, 1989 in 70-7561) and Lease Supplement No. 2 dated as of January 1, 1994 (B-4(d) Rule 24 Certificate dated January 31, 1994 in 70-
       8215).

(b) 37-- Assignment, Assumption and Further Agreement No. 1, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate, dated January 9, 1989, in 70-7561).

(b) 38-- Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate, dated January 9, 1989, in 70-7561).

(b) 39-- Collateral Trust Indenture, dated as of January 1, 1994, among System Energy, GG1B Funding Corporation and Bankers Trust Company, as Trustee (A-3(e) to Rule 24 Certificate dated January 31, 1994, in 70-8215), as supplemented by Supplemental Indenture No. 1 dated January 1, 1994, (A-3(f) to Rule 24 Certificate dated January 31, 1994, in 70-8215).

(b)    40--    Substitute Power Agreement, dated  as  of  May  1,
       1980,  among Entergy Mississippi, System Energy and  SMEPA
       (B(3)(a) in 70-6337).

(b)    41--    Grand  Gulf  Unit  No. 2 Supplementary  Agreement,
       dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(b) 42-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)-39 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(b) 43-- First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(b)    44--    Revised  Unit  Power Sales  Agreement  (10(ss)  in
       33-4033).

(b)    45--    Fuel Lease, dated as of February 24, 1989, between
       River  Fuel  Funding Company #3, Inc.  and  System  Energy
       (B-1(b)  to Rule 24 Certificate, dated March 3,  1989,  in
       70-7604).

(b)    46--    System Energy's Consent, dated January  31,  1995,
       pursuant to Fuel Lease, dated as of February 24, 1989, between River Fuel Funding Company #3, Inc. and System Energy (B-1(c) to Rule 24 Certificate, dated February 13, 1995 in 70-7604).

(b)    47--    Sales  Agreement,  dated  as  of  June  21,  1974,
       between  System  Energy  and  Entergy  Mississippi  (D  to
       Rule 24 Certificate, dated June 26, 1974, in 70-5399).

(b)    48--    Service  Agreement, dated as  of  June  21,  1974,
       between  System  Energy  and  Entergy  Mississippi  (E  to
       Rule 24 Certificate, dated June 26, 1974, in 70-5399).

(b)    49--     Partial  Termination  Agreement,  dated   as   of
       December  1,  1986,  between  System  Energy  and  Entergy
       Mississippi (A-2 to Rule 24 Certificate, dated January  8,
       1987, in 70-5399).

(b)    50--     Middle  South  Utilities,  Inc.  and   Subsidiary
       Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended
       December 31, 1987).

(b)    51--    First  Amendment, dated January  1,  1990  to  the
       Middle  South  Utilities  Inc.  and  Subsidiary  Companies
       Intercompany  Income  Tax  Allocation  Agreement  (D-2  to
       Form U5S for the year ended December 31, 1989).

(b)    52--    Second  Amendment dated January 1,  1992,  to  the
       Entergy  Corporation and Subsidiary Companies Intercompany
       Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(b)    53--    Third  Amendment dated January 1, 1994 to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(b)    54--    Service Agreement with Entergy Services, dated  as
       of July 16, 1974, as amended (10(b)-43 to Form 10-K for the year ended December 31, 1988, in 1-9067).

(b)    55--    Amendment,  dated  January  1,  1991,  to  Service
       Agreement with Entergy Services (10(b)-45 to Form 10-K for the year ended December 31, 1990, in 1-9067).

(b)    56--    Amendment,  dated  January  1,  1992,  to  Service
       Agreement with Entergy Services (10(a) -11 to Form 10-K for the year ended December 31, 1994 in 1-3517).

(b)    57--   Operating Agreement between Entergy Operations  and
       System  Energy, dated as of June 6, 1990 (B-3(b)  to  Rule
       24 Certificate, dated June 15, 1990, in 70-7679).

(b)    58--    Guarantee  Agreement between  Entergy  Corporation
       and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate, dated September 27, 1990, in
       70-7757).

+(b)   59--    Agreement  between System  Energy  and  Donald  C.
       Hintz   (10(b)47   to  Form  10-K  for  the   year   ended
       December 31, 1991, in 1-9067).

+(b)   60--    Agreement  between Entergy Corporation  and  Edwin
       Lupberger  (10(a)-42  to  Form 10-K  for  the  year  ended
       December 31, 1985 in 1-3517).

+(b)   61--    Agreement between Entergy Services and  Gerald  D.
       McInvale  (10(a)-68  to  Form  10-K  for  the  year  ended
       December 31, 1992 in 1-3517).

+(b)   62--    Agreement between Entergy Services and  Gerald  D.
       McInvale  (10(a)-68  to  Form  10-K  for  the  year  ended
       December 31, 1997 in 1-11299).

 (b) 63-- Amended and Restated Reimbursement Agreement, dated as of December 1, 1988 as amended and restated as of December 27, 1996, among System Energy Resources, Inc., The Bank of Tokyo-Mitsubishi, Ltd., as Funding Bank and The Chase Manhattan Bank (as successor by merger with Chemical Bank), as administrating bank, Union Bank of California, N.A., as documentation agent, and the Banks named therein, as Participating Banks (B-3(a) to Rule 24 Certificate dated January 13, 1997 in 70-7561).

Entergy Arkansas

(c) 1 -- Agreement, dated April 23, 1982, among Entergy Arkansas and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the year ended December 31, 1982, in 1-3517).

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

(c)    11--    Amendment,  dated  January  1,  1992,  to  Service
       Agreement with Entergy Services (10(a)-11 to Form 10-K for the year ended December 31, 1994 in 1-3517).

(c)    12 through
(c)    24--   See 10(a)-12 through 10(a)-24 above.

(c)    25--    Agreement, dated August 20, 1954, between  Entergy
       Arkansas  and the United States of America (SPA)(13(h)  in
       2-11467).

(c)    26--    Amendment,  dated April 19, 1955,  to  the  United
       States  of America (SPA) Contract, dated August  20,  1954
       (5(d)-2 in 2-41080).

(c)    27--    Amendment, dated January 3, 1964,  to  the  United
       States  of America (SPA) Contract, dated August  20,  1954
       (5(d)-3 in 2-41080).

(c)    28--    Amendment, dated September 5, 1968, to the  United
       States  of America (SPA) Contract, dated August  20,  1954
       (5(d)-4 in 2-41080).

(c)    29--    Amendment, dated November 19, 1970, to the  United
       States  of America (SPA) Contract, dated August  20,  1954
       (5(d)-5 in 2-41080).

(c)    30--    Amendment,  dated July 18,  1961,  to  the  United
       States  of America (SPA) Contract, dated August  20,  1954
       (5(d)-6 in 2-41080).

(c)    31--    Amendment, dated December 27, 1961, to the  United
       States  of America (SPA) Contract, dated August  20,  1954
       (5(d)-7 in 2-41080).

(c)    32--    Amendment, dated January 25, 1968, to  the  United
       States  of America (SPA) Contract, dated August  20,  1954
       (5(d)-8 in 2-41080).

(c)    33--    Amendment, dated October 14, 1971, to  the  United
       States  of America (SPA) Contract, dated August  20,  1954
       (5(d)-9 in 2-43175).

(c)    34--    Amendment, dated January 10, 1977, to  the  United
       States  of America (SPA) Contract, dated August  20,  1954
       (5(d)-10 in 2-60233).

(c)    35--    Agreement,  dated  May 14, 1971,  between  Entergy
       Arkansas  and the United States of America (SPA) (5(e)  in
       2-41080).

(c)    36--    Amendment, dated January 10, 1977, to  the  United
       States  of  America  (SPA) Contract, dated  May  14,  1971
       (5(e)-1 in 2-60233).

(c)    37--     Contract,  dated  May  28,  1943,  Amendment   to
       Contract, dated July 21, 1949, and Supplement to Amendment to Contract, dated December 30, 1949, between Entergy Arkansas and McKamie Gas Cleaning Company;
       Agreements, dated as of September 30, 1965, between Entergy Arkansas and former stockholders of McKamie Gas Cleaning Company; and Letter Agreement, dated June 22, 1966, by Humble Oil & Refining Company accepted by Entergy Arkansas on June 24, 1966 (5(k)-7 in 2-41080).

(c)    38--    Agreement,  dated April 3, 1972,  between  Entergy
       Services   and  Gulf  United  Nuclear  Fuels   Corporation
       (5(l)-3 in 2-46152).

(c)    39--    Fuel Lease, dated as of December 22, 1988, between
       River  Fuel Trust #1 and Entergy Arkansas (B-1(b) to  Rule
       24 Certificate in 70-7571).

(c)    40--    White  Bluff Operating Agreement, dated  June  27,
       1977, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas (B-2(a) to Rule 24 Certificate, dated June 30, 1977, in 70-6009).

(c)    41--    White  Bluff Ownership Agreement, dated  June  27,
       1977, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas (B-1(a) to Rule 24 Certificate, dated June 30, 1977, in 70-6009).

(c)    42--    Agreement,  dated June 29, 1979,  between  Entergy
       Arkansas   and  City  of  Conway,  Arkansas   (5(r)-3   in
       2-66235).

(c)    43--    Transmission  Agreement,  dated  August  2,  1977,
       between Entergy Arkansas and City Water and Light Plant of the City of Jonesboro, Arkansas (5(r)-3 in 2-60233).

(c)    44--    Power  Coordination, Interchange and  Transmission
       Service  Agreement,  dated as of June  27,  1977,  between
       Arkansas  Electric  Cooperative  Corporation  and  Entergy
       Arkansas (5(r)-4 in 2-60233).

(c) 45-- Independence Steam Electric Station Operating Agreement, dated July 31, 1979, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas and City of Conway, Arkansas (5(r)-6 in 2-66235).

(c)    46--     Amendment,  dated  December  4,  1984,   to   the
       Independence  Steam  Electric Station Operating  Agreement
       (10(c)  51  to  Form 10-K for the year ended December  31,
       1984, in 1-10764).

(c) 47-- Independence Steam Electric Station Ownership Agreement, dated July 31, 1979, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas and City of Conway, Arkansas (5(r)-7 in 2-66235).

(c)    48--     Amendment,  dated  December  28,  1979,  to   the
       Independence  Steam  Electric Station Ownership  Agreement
       (5(r)-7(a) in 2-66235).

(c)    49--     Amendment,  dated  December  4,  1984,   to   the
       Independence  Steam  Electric Station Ownership  Agreement
       (10(c)  54  to  Form 10-K for the year ended December  31,
       1984, in 1-10764).

(c)    50--    Owner's Agreement, dated November 28, 1984,  among
       Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station (10(c) 55 to Form 10-K for the year ended December 31, 1984, in 1-10764).

(c) 51-- Consent, Agreement and Assumption, dated December 4, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c) 56 to Form 10-K for the year ended December 31, 1984, in 1-10764).

(c)    52--    Power  Coordination, Interchange and  Transmission
       Service  Agreement,  dated as of July  31,  1979,  between
       Entergy  Arkansas and City Water and Light  Plant  of  the
       City of Jonesboro, Arkansas (5(r)-8 in 2-66235).

(c)    53--    Power  Coordination, Interchange and  Transmission
       Agreement,  dated  as of June 29, 1979,  between  City  of
       Conway,   Arkansas   and  Entergy  Arkansas   (5(r)-9   in
       2-66235).

(c)    54--    Agreement,  dated June 21, 1979,  between  Entergy
       Arkansas and Reeves E. Ritchie ((10)(b)-90 to Form 10-K for the year ended December 31, 1980, in 1-10764).

(c)    55--    Reallocation Agreement, dated as of July 28, 1981,
       among  System  Energy and certain other  System  companies
       (B-1(a) in 70-6624).

+(c)   56--    Post-Retirement Plan (10(b) 55 to  Form  10-K  for
       the year ended December 31, 1983, in 1-10764).

(c) 57-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(c) 58-- First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(c)    59--    Revised  Unit  Power Sales  Agreement  (10(ss)  in
       33-4033).

(c) 60-- Contract For Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated June 30, 1983, among the DOE, System Fuels and Entergy Arkansas (10(b)-57 to Form 10-K for the year ended December 31, 1983, in 1-10764).

(c)    61--     Middle  South  Utilities,  Inc.  and   Subsidiary
       Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended
       December 31, 1987).

(c)    62--    First  Amendment, dated January 1,  1990,  to  the
       Middle  South  Utilities,  Inc. and  Subsidiary  Companies
       Intercompany  Income  Tax  Allocation  Agreement  (D-2  to
       Form U5S for the year ended December 31, 1989).

(c)    63--    Second  Amendment dated January 1,  1992,  to  the
       Entergy  Corporation and Subsidiary Companies Intercompany
       Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(c)    64--    Third Amendment dated January 1, 1994, to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(c)    65--     Assignment   of  Coal  Supply  Agreement,   dated
       December  1,  1987,  between  System  Fuels  and   Entergy
       Arkansas  (B to Rule 24 letter filing, dated November  10,
       1987, in 70-5964).

(c) 66-- Coal Supply Agreement, dated December 22, 1976, between System Fuels and Antelope Coal Company (B-1 in
       70-5964),  as  amended by First Amendment (A  to  Rule  24
       Certificate in 70-5964); Second Amendment (A to Rule 24 letter filing, dated December 16, 1983, in 70-5964); and Third Amendment (A to Rule 24 letter filing, dated November 10, 1987 in 70-5964).

(c)    67--   Operating Agreement between Entergy Operations  and
       Entergy  Arkansas,  dated as of June 6,  1990  (B-1(b)  to
       Rule 24 Certificate, dated June 15, 1990, in 70-7679).

(c)    68--   Guaranty Agreement between Entergy Corporation  and
       Entergy Arkansas, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate, dated September 27, 1990, in
       70-7757).

(c)    69--    Agreement  for Purchase and Sale  of  Independence
       Unit 2 between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-3(c) to Rule 24 Certificate, dated September 6, 1990, in 70-7684).

(c)    70--    Agreement for Purchase and Sale of Ritchie Unit  2
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

(c)    72--     Ritchie  Steam  Electric  Station  Unit   No.   2
       Ownership  Agreement between Entergy Arkansas and  Entergy
       Power,  dated  as of August 28, 1990 (B-6(a)  to  Rule  24
       Certificate, dated September 6, 1990, in 70-7684).

(c) 73-- Power Coordination, Interchange and Transmission Service Agreement between Entergy Power and Entergy Arkansas, dated as of August 28, 1990 (10(c)-71 to Form 10-K for the year ended December 31, 1990, in 1-10764).

+(c)   74--    Executive Financial Counseling Program of  Entergy
       Corporation and Subsidiaries (10(a)52 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(c)   75--    Entergy Corporation Annual Incentive Plan (10(a)54
       to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(c)   76--    Equity  Ownership Plan of Entergy Corporation  and
       Subsidiaries   (A-4(a)  to  Rule  24  Certificate,   dated
       May 24, 1991, in 70-7831).

+(c)   77--    Agreement between Arkansas Power &  Light  Company
       and R. Drake Keith. (10(c) 78 to Form 10-K for the year ended December 31, 1992 in 1-10764).

+(c)   78--    Supplemental Retirement Plan (10(a)69 to Form 10-K
       for the year ended December 31, 1992 in 1-3517).

+(c)   79--    Defined Contribution Restoration Plan  of  Entergy
       Corporation and Subsidiaries (10(a)53 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(c)   80--    Amendment  No. 1 to the Equity Ownership  Plan  of
       Entergy  Corporation  and Subsidiaries  (10(a)71  to  Form
       10-K for the year ended December 31, 1992 in 1-3517).

+(c)   81--    Executive  Disability Plan of Entergy  Corporation
       and  Subsidiaries (10(a)72 to Form 10-K for the year ended
       December 31, 1992 in 1-3517).

+(c)   82--    Executive Medical Plan of Entergy Corporation  and
       Subsidiaries  (10(a)73 to Form 10-K  for  the  year  ended
       December 31, 1992 in 1-3517).

+(c)   83--     Stock  Plan  for  Outside  Directors  of  Entergy
       Corporation and Subsidiaries, as amended (10(a)74 to  Form
       10-K for the year ended December 31, 1992 in 1-3517).

+(c)   84--    Summary  Description of Private Ownership  Vehicle
       Plan  of Entergy Corporation and Subsidiaries (10(a)75  to
       Form 10-K for the year ended December 31, 1992 in 1-3517).

+(c)   85--    Agreement  between Entergy Corporation  and  Edwin
       Lupberger  (10(a)-42  to  Form 10-K  for  the  year  ended
       December 31, 1985 in 1-3517).

+(c)   86--   Agreement between Entergy Corporation and Jerry  D.
       Jackson  (10(a)-67  to  Form  10-K  for  the  year   ended
       December 31, 1992 in 1-3517).

+(c)   87--    Agreement between Entergy Services and  Gerald  D.
       McInvale  (10(a)-68  to  Form  10-K  for  the  year  ended
       December 31, 1992 in 1-3517).

+(c)   88--    Agreement between Entergy Services and  Gerald  D.
       McInvale  (10(a)-68  to  Form  10-K  for  the  year  ended
       December 31, 1997 in 1-11299).

+(c)   89--    Agreement  between System  Energy  and  Donald  C.
       Hintz   (10(b)-47  to  Form  10-K  for  the   year   ended
       December 31, 1991 in 1-9067).

+(c)   90--    Summary  Description of Retired  Outside  Director
       Benefit  Plan. (10(c) 90 to Form 10-K for the  year  ended
       December 31, 1992 in 1-10764).

+(c)   91--    Amendment to Defined Contribution Restoration Plan
       of  Entergy Corporation and Subsidiaries (10(a) 81 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

+(c)   92--    System Executive Retirement Plan (10(a) 82 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

(c)    93--     Loan  Agreement  dated  June  15,  1993,  between
       Entergy  Arkansas and Independence Country, Arkansas  (B-1
       (a)  to  Rule  24 Certificate dated July 9,  1993  in  70-
       8171).

(c)    94--    Installment Sale Agreement dated January 1,  1991,
       between  Entergy Arkansas and Pope Country, Arkansas  (B-1
       (b)  to Rule 24 Certificate dated January 24, 1991 in  70-
       7802).

(c)    95--    Installment Sale Agreement dated November 1, 1990,
       between  Entergy Arkansas and Pope Country, Arkansas  (B-1
       (a)  to Rule 24 Certificate dated November 30, 1990 in 70-
       7802).

(c)    96--         Loan  Agreement dated June 15, 1994,  between
       Entergy Arkansas and Jefferson County, Arkansas (B-1(a) to Rule 24 Certificate dated June 30, 1994 in 70-8405).

(c)    97--         Loan  Agreement dated June 15, 1994,  between
       Entergy  Arkansas  and Pope County,  Arkansas  (B-1(b)  to
       Rule 24 Certificate in 70-8405).

(c)    98--          Loan  Agreement  dated  November  15,  1995,
       between Entergy Arkansas and Pope County, Arkansas  (10(c)
       96 to Form 10-K for the year ended December 31, 1995 in 1-
       10764).

(c)    99--         Agreement  as  to  Expenses  and  Liabilities
       between Entergy Arkansas and Entergy Arkansas Capital I, dated as of August 14, 1996 (4(j) to Form 10-Q for the quarter ended September 30, 1996 in 1-10764).

*(c)   100--         Loan  Agreement  dated  December  1,   1997,
       between Entergy Arkansas and Jefferson County, Arkansas.

Entergy Gulf States

(d)    1  --    Guaranty  Agreement, dated July 1, 1976,  between
       Entergy  Gulf  States and American Bank and Trust  Company
       (C and D to Form 8-K, dated August 6, 1976 in 1-2703).

(d) 2 -- Lease of Railroad Equipment, dated as of December 1, 1981, between The Connecticut Bank and Trust Company as Lessor and Entergy Gulf States as Lessee and First Supplement, dated as of December 31, 1981, relating to 605 One Hundred-Ton Unit Train Steel Coal Porter Cars (4-12 to Form 10-K for the year ended December 31, 1981 in 1-
       2703).

(d) 3 -- Guaranty Agreement, dated August 1, 1992, between Entergy Gulf States and Hibernia National Bank, relating to Pollution Control Revenue Refunding Bonds of the Industrial Development Board of the Parish of Calcasieu, Inc. (Louisiana) (10-1 to Form 10-K for the year ended December 31, 1992 in 1-2703).

(d) 4 -- Guaranty Agreement, dated January 1, 1993, between Entergy Gulf States and Hancock Bank of Louisiana, relating to Pollution Control Revenue Refunding Bonds of the Parish of Pointe Coupee (Louisiana) (10-2 to Form 10-K for the year ended December 31, 1992 in 1-2703).

(d) 5 -- Deposit Agreement, dated as of December 1, 1983 between Entergy Gulf States, Morgan Guaranty Trust Co. as Depositary and the Holders of Depository Receipts, relating to the Issue of 900,000 Depositary Preferred Shares, each representing 1/2 share of Adjustable Rate Cumulative Preferred Stock, Series E-$100 Par Value (4-17 to Form 10-K for the year ended December 31, 1983 in 1-
       2703).

(d) 6 -- Letter of Credit and Reimbursement Agreement, dated December 27, 1985, between Entergy Gulf States and Westpac Banking Corporation relating to Variable Rate Demand Pollution Control Revenue Bonds of the Parish of West Feliciana, State of Louisiana, Series 1985-D (4-26 to Form 10-K for the year ended December 31, 1985 in 1-
       2703) and Letter Agreement amending same dated October 20, 1992 (10-3 to Form 10-K for the year ended December 31, 1992 in 1-2703).

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

(d) 11-- Lease and Sublease Agreement, dated August 15, 1980, between Statmont and Entergy Gulf States, as amended (4 to Form 8-K, dated August 19, 1980, and A-3-c to Form 10-Q for the quarter ended September 30, 1983 in 1-2703).

(d)    12--    Lease Agreement, dated September 18, 1980, between
       BLC Corporation and Entergy Gulf States (1 to Form 8-K, dated October 6, 1980 in 1-2703).

(d) 13-- Joint Ownership Participation and Operating Agreement for Big Cajun, between Entergy Gulf States, Cajun Electric Power Cooperative, Inc., and Sam Rayburn G&T, Inc, dated November 14, 1980 (6 to Form 8-K, dated January 29, 1981 in 1-2703); Amendment No. 1, dated December 12, 1980 (7 to Form 8-K, dated January 29, 1981 in 1-2703); Amendment No. 2, dated December 29, 1980 (8 to Form 8-K, dated January 29, 1981 in 1-2703).

(d) 14-- Agreement of Joint Ownership Participation between SRMPA, SRG&T and Entergy Gulf States, dated June 6, 1980, for Nelson Station, Coal Unit #6, as amended (8 to Form 8-K, dated June 11, 1980, A-2-b to Form 10-Q For the quarter ended June 30, 1982; and 10-1 to Form 8-K, dated February 19, 1988 in 1-2703).

(d) 15-- Agreements between Southern Company and Entergy Gulf States, dated February 25, 1982, which cover the construction of a 140-mile transmission line to connect the two systems, purchase of power and use of transmission facilities (10-31 to Form 10-K, for the year ended December 31, 1981 in 1-2703).

+(d)   16--    Executive Income Security Plan, effective  October
       1, 1980, as amended, continued and completely restated effective as of March 1, 1991 (10-2 to Form 10-K for the year ended December 31, 1991 in 1-2703).

(d) 17-- Transmission Facilities Agreement between Entergy Gulf States and Mississippi Power Company, dated February 28, 1982, and Amendment, dated May 12, 1982 (A-2-c to Form 10-Q for the quarter ended March 31, 1982 in 1-2703) and Amendment, dated December 6, 1983 (10-43 to Form 10-K, for the year ended December 31, 1983 in 1-2703).

(d) 18-- Lease Agreement dated as of June 29, 1983, between Entergy Gulf States and City National Bank of Baton Rouge, as Owner Trustee, in connection with the leasing of a Simulator and Training Center for River Bend Unit 1 (A-2-a to Form 10-Q for the quarter ended June 30, 1983 in 1-2703) and Amendment, dated December 14, 1984 (10-55 to Form 10-K, for the year ended December 31, 1984 in 1-
       2703).

(d) 19-- Participation Agreement, dated as of June 29, 1983, among Entergy Gulf States, City National Bank of Baton Rouge, PruFunding, Inc. Bank of the Southwest National Association, Houston and Bankers Life Company, in connection with the leasing of a Simulator and Training Center of River Bend Unit 1 (A-2-b to Form 10-Q for the quarter ended June 30, 1983 in 1-2703).

(d) 20-- Tax Indemnity Agreement, dated as of June 29, 1983, between Entergy Gulf States and PruFunding, Inc., in connection with the leasing of a Simulator and Training Center for River Bend Unit I (A-2-c to Form 10-Q for the quarter ended June 30, 1993 in 1-2703).

(d) 21-- Agreement to Lease, dated as of August 28, 1985, among Entergy Gulf States, City National Bank of Baton Rouge, as Owner Trustee, and Prudential Interfunding
       Corp., as Trustor, in connection with the leasing of improvement to a Simulator and Training Facility for River Bend Unit I (10-69 to Form 10-K, for the year ended December 31, 1985 in 1-2703).

(d) 22-- First Amended Power Sales Agreement, dated December 1, 1985 between Sabine River Authority, State of Louisiana, and Sabine River Authority, State of Texas, and Entergy Gulf States, Central Louisiana Electric Co., Inc., and Louisiana Power and Light Company (10-72 to
       Form  10-K  for  the year ended December 31,  1985  in  1-
       2703).

+(d) 23-- Deferred Compensation Plan for Directors of Entergy Gulf States and Varibus Corporation, as amended January 8, 1987, and effective January 1, 1987 (10-77 to Form 10-K for the year ended December 31, 1986 in 1-
       2703). Amendment dated December 4, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d) 24-- Trust Agreement for Deferred Payments to be made by Entergy Gulf States pursuant to the Executive Income Security Plan, by and between Entergy Gulf States and Bankers Trust Company, effective November 1, 1986 (10-78 to Form 10-K for the year ended December 31, 1986 in 1-
       2703).

+(d) 25-- Trust Agreement for Deferred Installments under Entergy Gulf States' Management Incentive Compensation Plan and Administrative Guidelines by and between Entergy Gulf States and Bankers Trust Company, effective June 1, 1986 (10-79 to Form 10-K for the year ended December 31, 1986 in 1-2703).

+(d) 26-- Nonqualified Deferred Compensation Plan for Officers, Nonemployee Directors and Designated Key Employees, effective December 1, 1985, as amended, continued and completely restated effective as of March 1, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d) 27-- Trust Agreement for Entergy Gulf States' Nonqualified Directors and Designated Key Employees by and between Entergy Gulf States and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective July 1, 1991 (10-4 to Form 10-K for the year ended December 31, 1992 in 1-2703).

(d) 28-- Lease Agreement, dated as of June 29, 1987, among GSG&T, Inc., and Entergy Gulf States related to the leaseback of the Lewis Creek generating station (10-83 to Form 10-K for the year ended December 31, 1988 in 1-
       2703).

(d) 29-- Nuclear Fuel Lease Agreement between Entergy Gulf States and River Bend Fuel Services, Inc. to lease the fuel for River Bend Unit 1, dated February 7, 1989 (10-64 to Form 10-K for the year ended December 31, 1988 in 1-
       2703).

(d) 30-- Trust and Investment Management Agreement between Entergy Gulf States and Morgan Guaranty and Trust Company of New York (the "Decommissioning Trust Agreement) with respect to decommissioning funds authorized to be collected by Entergy Gulf States, dated March 15, 1989 (10-66 to Form 10-K for the year ended December 31, 1988 in 1-2703).

(d)    31--    Amendment  No. 2 dated November  1,  1995  between
       Entergy  Gulf  States and Mellon Bank  to  Decommissioning
       Trust  Agreement (10(d) 31 to Form 10-K for the year ended
       December 31, 1995).

(d) 32-- Credit Agreement, dated as of December 29, 1993, among River Bend Fuel Services, Inc. and Certain Commercial Lending Institutions and CIBC Inc. as Agent for the Lenders (10(d) 34 to Form 10-K for year ended December 31, 1994).

(d) 33-- Amendment No. 1 dated as of January 31, to Credit Agreement, dated as of December 31, 1993, among River Bend Fuel Services, Inc. and certain commercial lending institutions and CIBC Inc. as agent for Lenders (10(d) 33 to Form 10-K for the year ended December 31, 1995).

(d) 34-- Partnership Agreement by and among Conoco Inc., and Entergy Gulf States, CITGO Petroleum Corporation and Vista Chemical Company, dated April 28, 1988 (10-67 to
       Form  10-K  for  the year ended December 31,  1988  in  1-
       2703).

+(d)   35--    Gulf States Utilities Company Executive Continuity
       Plan, dated January 18, 1991 (10-6 to Form 10-K for the year ended December 31, 1990 in 1-2703).

+(d) 36-- Trust Agreement for Entergy Gulf States' Executive Continuity Plan, by and between Entergy Gulf States and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce
       Bank), effective May 20, 1991 (10-5 to Form 10-K for the year ended December 31, 1992 in 1-2703).

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

(d)    39--    Agreement and Plan of Reorganization,  dated  June
       5,   1992,   between  Entergy  Gulf  States  and   Entergy
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

+(d)   42--    Letter  Agreement dated September 7, 1977  between
       Entergy Gulf States and the Trustee, delegating certain of the Trustee's functions to the ESOP Committee (2-B to Registration Statement No. 2-62395).

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

(d)    45--   Operating Agreement between Entergy Operations  and
       Entergy  Gulf  States, dated as of December 31,  1993  (B-
       2(f) to Rule 24 Certificate in 70-8059).

(d)    46--    Guarantee  Agreement between  Entergy  Corporation
       and Entergy Gulf States, dated as of December 31, 1993 (B-
       5(a) to Rule 24 Certificate in 70-8059).

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
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(d)    51--    Refunding  Agreement between Entergy  Gulf  States
       and  West  Feliciana Parish (dated December 20,  1994  (B-
       12(a)  to Rule 24 Certificate dated December 30,  1994  in
       70-8375).

(d)    52--         Agreement  as  to  Expenses  and  Liabilities
       between Entergy Gulf States and Entergy Gulf States Capital I, dated as of January 28, 1997 (10(d)52 to Form 10-K for the year ended December 31, 1996 in 1-2703).

+(d)   53--    Agreement between Entergy Services and  Gerald  D.
       McInvale  (10(a)-68  to  Form  10-K  for  the  year  ended
       December 31, 1997 in 1-11299).

Entergy Louisiana

(e) 1 -- Agreement, dated April 23, 1982, among Entergy Louisiana and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the year ended December 31, 1982, in 1-3517).

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

(e)    11--    Amendment,  dated  January  1,  1992,  to  Service
       Agreement with Entergy Services (10(a)-11 to Form 10-K for the year ended December 31, 1994 in 1-3517).

(e)    12 through
(e)    24--   See 10(a)-12 through 10(a)-24 above.

(e)    25--    Fuel Lease, dated as of January 31, 1989,  between
       River   Fuel  Company  #2,  Inc.,  and  Entergy  Louisiana
       (B-1(b) to Rule 24 Certificate in 70-7580).

(e)    26--    Reallocation Agreement, dated as of July 28, 1981,
       among  System  Energy and certain other  System  companies
       (B-1(a) in 70-6624).

(e)    27--   Compromise and Settlement Agreement, dated June  4,
       1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K, dated June 4, 1982, in 1-8474).

+(e)   28--   Post-Retirement Plan (10(c)23 to Form 10-K for  the
       year ended December 31, 1983, in 1-8474).

(e) 29-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(e) 30-- First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(e)    31--    Revised  Unit  Power Sales  Agreement  (10(ss)  in
       33-4033).

(e)    32--     Middle  South  Utilities,  Inc.  and   Subsidiary
       Companies  Intercompany  Tax Allocation  Agreement,  dated
       April  28,  1988  (D-1  to Form U5S  for  the  year  ended
       December 31, 1987).

(e)    33--    First  Amendment, dated January 1,  1990,  to  the
       Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement, dated January 1, 1990 (D-2 to Form U5S for the year ended December 31, 1989).

(e)    34--    Second  Amendment dated January 1,  1992,  to  the
       Entergy  Corporation and Subsidiary Companies Intercompany
       Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(e)    35--    Third  Amendment dated January 1, 1994 to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(e) 36-- Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated February 2, 1984, among DOE, System Fuels and Entergy Louisiana (10(d)33 to Form 10-K for the year ended December 31, 1984, in 1-8474).

(e)    37--   Operating Agreement between Entergy Operations  and
       Entergy  Louisiana, dated as of June 6,  1990  (B-2(c)  to
       Rule 24 Certificate, dated June 15, 1990, in 70-7679).

(e)    38--    Guarantee  Agreement between  Entergy  Corporation
       and  Entergy  Louisiana, dated as of  September  20,  1990
       (B-2(a),  to  Rule  24  Certificate, dated  September  27,
       1990, in 70-7757).

+(e)   39--    Executive Financial Counseling Program of  Entergy
       Corporation and Subsidiaries (10(a) 52 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(e)   40--    Entergy Corporation Annual Incentive  Plan  (10(a)
       54 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(e)   41--    Equity  Ownership Plan of Entergy Corporation  and
       Subsidiaries   (A-4(a)  to  Rule  24  Certificate,   dated
       May 24, 1991, in 70-7831).

+(e)   42--     Supplemental  Retirement  Plan   (10(a)   69   to
       Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)   43--    Defined Contribution Restoration Plan  of  Entergy
       Corporation and Subsidiaries (10(a) 53 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(e)   44--    Amendment  No. 1 to the Equity Ownership  Plan  of
       Entergy   Corporation  and  Subsidiaries  (10(a)   71   to
       Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)   45--    Executive  Disability Plan of Entergy  Corporation
       and Subsidiaries (10(a) 72 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)   46--    Executive Medical Plan of Entergy Corporation  and
       Subsidiaries  (10(a) 73 to Form 10-K for  the  year  ended
       December 31, 1992 in 1-3517).

+(e)   47--     Stock  Plan  for  Outside  Directors  of  Entergy
       Corporation and Subsidiaries (10(a) 74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)   48--    Summary  Description of Private Ownership  Vehicle
       Plan of Entergy Corporation and Subsidiaries (10(a) 75  to
       Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)   49--    Agreement  between Entergy Corporation  and  Edwin
       Lupberger  (10(a)  42  to Form 10-K  for  the  year  ended
       December 31, 1985 in 1-3517).

+(e)   50--   Agreement between Entergy Corporation and Jerry  D.
       Jackson  (10(a)  67  to  Form  10-K  for  the  year  ended
       December 31, 1992 in 1-3517).

+(e)   51--    Agreement between Entergy Services and  Gerald  D.
       McInvale  (10(a)  68  to  Form 10-K  for  the  year  ended
       December 31, 1992 in 1-3517).

+(e)   52--    Agreement between Entergy Services and  Gerald  D.
       McInvale  (10(a)-68  to  Form  10-K  for  the  year  ended
       December 31, 1997 in 1-11299).

+(e)   53--    Agreement  between System  Energy  and  Donald  C.
       Hintz   (10(b)  47  to  Form  10-K  for  the  year   ended
       December 31, 1991 in 1-9067).

+(e)   54--    Summary  Description of Retired  Outside  Director
       Benefit  Plan  (10(c)90 to Form 10-K for  the  year  ended
       December 31, 1992 in 1-10764).

+(e)   55--    Amendment to Defined Contribution Restoration Plan
       of  Entergy Corporation and Subsidiaries (10(a) 81 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

+(e)   56--    System Executive Retirement Plan (10(a) 82 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

(e)    57--    Installment Sale Agreement, dated July  20,  1994,
       between   Entergy   Louisiana  and  St.  Charles   Parish,
       Louisiana  (B-6(e) to Rule 24 Certificate dated August  1,
       1994 in 70-7822).

(e)    58--    Installment  Sale  Agreement,  dated  November  1,
       1995,  between  Entergy Louisiana and St. Charles  Parish,
       Louisiana  (B-6(a) to Rule 24 Certificate  dated  December
       19, 1995 in 70-8487).

(e)    59--    Agreement  as to Expenses and Liabilities  between
       Entergy Louisiana, Inc. and Entergy Louisiana Capital I dated July 16, 1996 (4(d) to Form 10-Q for the quarter ended June 30, 1996 in 1-8474).

Entergy Mississippi

(f) 1 -- Agreement dated April 23, 1982, among Entergy Mississippi and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a) 1 to Form 10-K for the year ended December 31, 1982, in 1-3517).

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

(f)    11--    Amendment,  dated  January  1,  1992,  to  Service
       Agreement with Entergy Services (10(a)-11 to Form 10-K for the year ended December 31, 1994 in 1-3517).

(f)    12 though
(f)    24--   See 10(a)-12 - 10(a)-24 above.

(f)    25--    Installment Sale Agreement, dated as  of  June  1,
       1974,  between Entergy Mississippi and Washington  County,
       Mississippi  (B-2(a) to Rule 24 Certificate, dated  August
       1, 1974, in 70-5504).

(f)    26--    Installment Sale Agreement, dated as  of  July  1,
       1982,   between   Entergy  Mississippi  and   Independence
       County,  Arkansas,  (B-1(c) to Rule 24  Certificate  dated
       July 21, 1982, in 70-6672).

(f)    27--    Installment Sale Agreement, dated as  of  December
       1,  1982,  between  Entergy Mississippi  and  Independence
       County,  Arkansas,  (B-1(d) to Rule 24  Certificate  dated
       December 7, 1982, in 70-6672).

(f)    28--    Amended  and Restated Installment Sale  Agreement,
       dated  as  of  April 1, 1994, between Entergy  Mississippi
       and  Warren  County,  Mississippi,  (B-6(a)  to  Rule   24
       Certificate dated May 4, 1994, in 70-7914).

(f)    29--    Amended  and Restated Installment Sale  Agreement,
       dated  as  of  April 1, 1994, between Entergy  Mississippi and  Washington County, Mississippi, (B-6(b)  to  Rule  24
       Certificate dated May 4, 1994, in 70-7914).

(f)    30--    Substitute Power Agreement, dated  as  of  May  1,
       1980,  among Entergy Mississippi, System Energy and  SMEPA
       (B-3(a) in 70-6337).

(f)    31--     Amendment,  dated  December  4,  1984,   to   the
       Independence  Steam  Electric Station Operating  Agreement
       (10(c)  51  to  Form 10-K for the year ended December  31,
       1984, in 0-375).

(f)    32--     Amendment,  dated  December  4,  1984,   to   the
       Independence  Steam  Electric Station Ownership  Agreement
       (10(c)  54  to  Form 10-K for the year ended December  31,
       1984, in 0-375).

(f)    33--    Owners  Agreement, dated November 28, 1984,  among
       Entergy  Arkansas,  Entergy  Mississippi  and  other   co-
       owners of the Independence Station (10(c) 55 to Form 10-K for the year ended December 31, 1984, in 0-375).

(f) 34-- Consent, Agreement and Assumption, dated December 4, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c) 56 to Form 10-K for the year ended December 31, 1984, in 0-375).

(f)    35--    Reallocation Agreement, dated as of July 28, 1981,
       among  System  Energy and certain other  System  companies
       (B-1(a) in 70-6624).

+(f)   36--    Post-Retirement Plan (10(d) 24 to  Form  10-K  for
       the year ended December 31, 1983, in 0-320).

(f) 37-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(f) 38-- First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(f)    39--    Revised  Unit  Power Sales  Agreement  (10(ss)  in
       33-4033).

(f)    40--    Sales  Agreement,  dated  as  of  June  21,  1974,
       between  System Energy and Entergy Mississippi (D to  Rule
       24 Certificate, dated June 26, 1974, in 70-5399).

(f)    41--    Service  Agreement, dated as  of  June  21,  1974,
       between  System Energy and Entergy Mississippi (E to  Rule
       24 Certificate, dated June 26, 1974, in 70-5399).

(f)    42--     Partial  Termination  Agreement,  dated   as   of
       December  1,  1986,  between  System  Energy  and  Entergy
       Mississippi (A-2 to Rule 24 Certificate dated  January  8,
       1987, in 70-5399).

(f)    43--     Middle  South  Utilities,  Inc.  and   Subsidiary
       Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended
       December 31, 1987).

(f)    44--    First  Amendment  dated January  1,  1990  to  the
       Middle  South  Utilities  Inc.  and  Subsidiary  Companies
       Intercompany Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(f)    45--    Second  Amendment dated January 1,  1992,  to  the
       Entergy  Corporation and Subsidiary Companies Intercompany
       Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(f)    46--    Third  Amendment dated January 1, 1994 to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

+(f)   47--    Executive Financial Counseling Program of  Entergy
       Corporation and Subsidiaries (10(a) 52 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(f)   48--    Entergy Corporation Annual Incentive  Plan  (10(a)
       54 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(f)   49--    Equity  Ownership Plan of Entergy Corporation  and
       Subsidiaries   (A-4(a)  to  Rule  24  Certificate,   dated
       May 24, 1991, in 70-7831).

+(f)   50--    Supplemental Retirement Plan (10(a)69 to Form 10-K
       for the year ended December 31, 1992 in 1-3517).

+(f)   51--    Defined Contribution Restoration Plan  of  Entergy
       Corporation and Subsidiaries (10(a)53 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(f)   52--    Amendment  No. 1 to the Equity Ownership  Plan  of
       Entergy  Corporation  and Subsidiaries  (10(a)71  to  Form
       10-K for the year ended December 31, 1992 in 1-3517).

+(f)   53--    Executive  Disability Plan of Entergy  Corporation
       and  Subsidiaries (10(a)72 to Form 10-K for the year ended
       December 31, 1992 in 1-3517).

+(f)   54--    Executive Medical Plan of Entergy Corporation  and
       Subsidiaries  (10(a)73 to Form 10-K  for  the  year  ended
       December 31, 1992 in 1-3517).

+(f)   55--     Stock  Plan  for  Outside  Directors  of  Entergy
       Corporation and Subsidiaries, as amended (10(a)74 to  Form
       10-K for the year ended December 31, 1992 in 1-3517).

+(f)   56--    Summary  Description of Private Ownership  Vehicle
       Plan  of Entergy Corporation and Subsidiaries (10(a)75  to
       Form 10-K for the year ended December 31, 1992 in 1-3517).

+(f)   57--    Agreement  between Entergy Corporation  and  Edwin
       Lupberger  (10(a)-42  to  Form 10-K  for  the  year  ended
       December 31, 1985 in 1-3517).

+(f)   58--   Agreement between Entergy Corporation and Jerry  D.
       Jackson  (10(a)-67  to  Form  10-K  for  the  year   ended
       December 31, 1992 in 1-3517).

+(f)   59--    Agreement between Entergy Services and  Gerald  D.
       McInvale  (10(a)-68  to  Form  10-K  for  the  year  ended
       December 31, 1992 in 1-3517).

+(f)   60--    Agreement between Entergy Services and  Gerald  D.
       McInvale  (10(a)-68  to  Form  10-K  for  the  year  ended
       December 31, 1997 in 1-11299).

+(f)   61--    Agreement  between System  Energy  and  Donald  C.
       Hintz   (10(b)-47  to  Form  10-K  for  the   year   ended
       December 31, 1991 in 1-9067).

+(f)   62--    Summary  Description of Retired  Outside  Director
       Benefit  Plan  (10(c)-90 to Form 10-K for the  year  ended
       December 31, 1992 in 1-10764).

+(f)   63--    Amendment to Defined Contribution Restoration Plan
       of  Entergy Corporation and Subsidiaries (10(a) 81 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

+(f)   64--    System Executive Retirement Plan (10(a) 82 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

Entergy New Orleans

(g) 1 -- Agreement, dated April 23, 1982, among Entergy New Orleans and certain other System companies, relating to System Planning and Development and Intra-System Transactions (10(a)-1 to Form 10-K for the year ended December 31, 1982, in 1-3517).

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

(g)    11--    Amendment,  dated  January  1,  1992,  to  Service
       Agreement with Entergy Services (10(a)-11 to Form 10-K for year ended December 31, 1994 in 1-3517).

(g)    12 through
(g)    24--   See 10(a)-12 - 10(a)-24 above.

(g)    25--    Reallocation Agreement, dated as of July 28, 1981,
       among  System  Energy and certain other  System  companies
       (B-1(a) in 70-6624).

+(g)   26--    Post-Retirement Plan (10(e) 22 to  Form  10-K  for
       the year ended December 31, 1983, in 1-1319).

(g) 27-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(g) 28-- First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(g)    29--    Revised  Unit  Power Sales  Agreement  (10(ss)  in
       33-4033).

(g)    30--    Transfer  Agreement, dated as of  June  28,  1983,
       among  the  City of New Orleans, Entergy New  Orleans  and
       Regional  Transit Authority (2(a) to Form 8-K, dated  June
       24, 1983, in 1-1319).

(g)    31--     Middle  South  Utilities,  Inc.  and   Subsidiary
       Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended
       December 31, 1987).

(g)    32--    First  Amendment, dated January 1,  1990,  to  the
       Middle  South  Utilities,  Inc. and  Subsidiary  Companies
       Intercompany  Income  Tax  Allocation  Agreement  (D-2  to
       Form U5S for the year ended December 31, 1989).

(g)    33--    Second  Amendment dated January 1,  1992,  to  the
       Entergy  Corporation and Subsidiary Companies Intercompany
       Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(g)    34--    Third  Amendment dated January 1, 1994 to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

+(g)   35--    Executive Financial Counseling Program of  Entergy
       Corporation and Subsidiaries (10(a)52 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(g)   36--    Entergy Corporation Annual Incentive Plan (10(a)54
       to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(g)   37--    Equity  Ownership Plan of Entergy Corporation  and
       Subsidiaries   (A-4(a)  to  Rule  24  Certificate,   dated
       May 24, 1991, in 70-7831).

+(g)   38--    Supplemental Retirement Plan (10(a)69 to Form 10-K
       for the year ended December 31, 1992 in 1-3517).

+(g)   39--    Defined Contribution Restoration Plan  of  Entergy
       Corporation and Subsidiaries (10(a)53 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(g)   40--    Amendment  No. 1 to the Equity Ownership  Plan  of
       Entergy   Corporation   and   Subsidiaries   (10(a)71   to
       Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g)   41--    Executive  Disability Plan of Entergy  Corporation
       and  Subsidiaries (10(a)72 to Form 10-K for the year ended
       December 31, 1992 in 1-3517).

+(g)   42--    Executive Medical Plan of Entergy Corporation  and
       Subsidiaries  (10(a)73 to Form 10-K  for  the  year  ended
       December 31, 1992 in 1-3517).

+(g)   43--     Stock  Plan  for  Outside  Directors  of  Entergy
       Corporation and Subsidiaries, as amended (10(a)74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g)   44--    Summary  Description of Private Ownership  Vehicle
       Plan  of Entergy Corporation and Subsidiaries (10(a)75  to
       Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g)   45--    Agreement  between Entergy Corporation  and  Edwin
       Lupberger  (10(a)-42  to  Form 10-K  for  the  year  ended
       December 31, 1985 in 1-3517).

+(g)   46--   Agreement between Entergy Corporation and Jerry  D.
       Jackson  (10(a)-67  to  Form  10-K  for  the  year   ended
       December 31, 1992 in 1-3517).

+(g)   47--    Agreement between Entergy Services and  Gerald  D.
       McInvale  (10(a)-68  to  Form  10-K  for  the  year  ended
       December 31, 1992 in 1-3517).

+(g)   48--    Agreement between Entergy Services and  Gerald  D.
       McInvale  (10(a)-68  to  Form  10-K  for  the  year  ended
       December 31, 1997 in 1-11299).

+(g)   49--    Agreement  between System  Energy  and  Donald  C.
       Hintz  (10(b)-47 to Form 10-K for the year ended  December
       31, 1991 in 1-9067).

+(g)   50--    Summary  Description of Retired  Outside  Director
       Benefit  Plan  (10(c)-90 to Form 10-K for the  year  ended
       December 31, 1992 in 1-10764).

+(g)   51--    Amendment to Defined Contribution Restoration Plan
       of  Entergy Corporation and Subsidiaries (10(a) 81 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

+(g)   52--    System Executive Retirement Plan (10(a) 82 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

Entergy London

(h)    1   --    London  Electricity  Public  Electricity  Supply
       ("PES")  License dated March 26, 1990, as revised  through
       January 8, 1996 (10.01 in File No. 333-33331).

(h)    2  --    Modifications to the PES License issued to London
       Electricity effective October 1997 (10.02 in File No. 333-
       33331).

(h)    3  --    Second-Tier  License to  Supply  Electricity  for
       London  Electricity dated March 25, 1991  (10.03  in  File
       No. 333-33331).

(h) 4 -- Pooling and Settlement Agreement dated March 30, 1990, as amended and restated at October 17, 1996, and as supplemented through July 28, 1997 among the Generators named therein, the Suppliers named therein (including London Electricity), Energy Settlements and Information Services (as Settlement System Administrator), Energy Pool Funds Administration Limited (as Pool Funds Administrator), The National Grid Company plc (as Grid Operator and Ancillary Services Provider), London Electricity and Other Parties (10.04 in File No. 333-33331).

(h)    5  --    Master  Connection and Use  of  System  Agreement
       dated  as  of  March  30,  1990 among  The  National  Grid
       Company  plc  and its users (including London Electricity)
       (10.05 in File No. 333-33331).

(h)    6  --    Master  Agreement dated as of  October  25,  1995
       among  The  National Grid Holding plc, The  National  Grid
       Company plc, London Electricity and the other RECs  (10.06 in File No. 333-33331).

(h)    7  --    Memorandum of Understanding between the  National
       Grid Group plc, London Electricity and each of the RECs, dated November 17, 1995 (10.07 in File No. 333-33331).

+(h)   8  --    Agreement between Entergy Services and Gerald  D.
       McInvale  (10(a)-68  to  Form  10-K  for  the  year  ended
       December 31, 1997 in 1-11299).
 (12) Statement Re Computation of Ratios

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

*(c)            Entergy  Louisiana's  Computation  of  Ratios  of
   Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(d)            Entergy  Mississippi's Computation of  Ratios  of
   Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e)            Entergy  New Orleans' Computation  of  Ratios  of
   Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f)      System  Energy's Computation of Ratios of  Earnings  to
          Fixed Charges, as defined.

*(g)   Entergy  London's  Computation of Ratios  of  Earnings  to
       Fixed Charges, as defined.

*(21)  Subsidiaries of the Registrants

 (23)  Consents of Experts and Counsel

*(a) The consent of Coopers & Lybrand L.L.P. is contained herein at page 248.

*(24)  Powers of Attorney

  (27)  Financial Data Schedule

*(a)   Financial  Data  Schedule  for  Entergy  Corporation   and
       Subsidiaries as of December 31, 1997.

*(b)   Financial  Data  Schedule  for  Entergy  Arkansas  as   of
       December 31, 1997.

*(c)   Financial  Data  Schedule for Entergy Gulf  States  as  of
       December 31, 1997.

*(d)   Financial  Data  Schedule  for  Entergy  Louisiana  as  of
       December 31, 1997.

*(e)   Financial  Data  Schedule for Entergy  Mississippi  as  of
       December 31, 1997.

*(f)   Financial  Data  Schedule for Entergy New  Orleans  as  of
       December 31, 1997.

*(g)   Financial  Data Schedule for System Energy as of  December
       31, 1997.

*(h)   Financial Data Schedule for Entergy London as of  December
       31, 1997.


_________________

*  Filed herewith.
+  Management contracts or compensatory plans or arrangements.