Form 10-Q
period 1998-03-31
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; ENTERGY POWER UK PLC
filed 1998-05-05
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584, 1042730

_____________________________________________________________________
                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
       X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1998

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

333-33331       ENTERGY LONDON INVESTMENTS PLC         N/A
                (a limited company under the laws of
                England and Wales)
                Templar House
                81-87 High Holborn
                London WC1V 6NU England
                Telephone 011-44-171-242-9050
_____________________________________________________________________

       Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes     X      No

Common Stock Outstanding                 Outstanding at April 30, 1998
Entergy Corporation      ($0.01 par value)             246,400,397

                ENTERGY CORPORATION AND SUBSIDIARIES
               INDEX TO QUARTERLY REPORT ON FORM 10-Q
                           March 31, 1998

                                                                 Page Number

Definitions                                                           1
Management's Financial Discussion and Analysis - Liquidity and
  Capital Resources                                                   3
Management's Financial Discussion and Analysis - Significant
  Factors and Known Trends                                            6
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations                                            9
     Consolidated Statements of Income and Comprehensive Income      11
     Consolidated Statements of Cash Flows                           12
     Consolidated Balance Sheets                                     14
     Selected Operating Results                                      16
  Entergy Arkansas, Inc.:
     Results of Operations                                           17
     Statements of Income                                            18
     Statements of Cash Flows                                        19
     Balance Sheets                                                  20
     Selected Operating Results                                      22
  Entergy Gulf States, Inc.:
     Results of Operations                                           24
     Statements of Income                                            26
     Statements of Cash Flows                                        27
     Balance Sheets                                                  28
     Selected Operating Results                                      30
  Entergy Louisiana, Inc.:
     Results of Operations                                           31
     Statements of Income                                            32
     Statements of Cash Flows                                        33
     Balance Sheets                                                  34
     Selected Operating Results                                      36
  Entergy Mississippi, Inc.:
     Results of Operations                                           37
     Statements of Income                                            38
     Statements of Cash Flows                                        39
     Balance Sheets                                                  40
     Selected Operating Results                                      42
  Entergy New Orleans, Inc.:
     Results of Operations                                           43
     Statements of Income (Loss)                                     44
     Statements of Cash Flows                                        45
     Balance Sheets                                                  46
     Selected Operating Results                                      48
  System Energy Resources, Inc.:
     Results of Operations                                           49
     Statements of Income                                            50
     Statements of Cash Flows                                        51
     Balance Sheets                                                  52
  Entergy London Investments plc and Subsidiary:
     Results of Operations                                           54
     Consolidated Statements of Income and Comprehensive Income      56
     Consolidated Statements of Cash Flows                           57
     Consolidated Balance Sheets                                     58
Notes to Financial Statements for Entergy Corporation and
  Subsidiaries                                                       60
Part II:
  Item 1.  Legal Proceedings                                         65
  Item 5.  Other Information                                         66
  Item 6.  Exhibits and Reports on Form 8-K                          67
Signature                                                            69

      This combined Quarterly Report on Form 10-Q is separately filed by Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., System Energy Resources, Inc, and Entergy London Investments plc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 1997, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

                           EXCHANGE RATES

      For the convenience of the reader, this Form 10-Q contains translations of certain British pounds sterling (BPS) amounts into U.S. dollars at specified rates, or, if not so specified, the noon buying rate in New York City for cable transfers in BPS as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on March 31, 1998 of $1.6725 = BPS1.00. No representation is made that the BPS amounts have been, could have been or could be converted into U.S. dollars at the rates indicated or at any other rates.

     The following table sets out, for the periods indicated, certain information concerning the exchange rates between BPS and U.S. dollars based on the Noon Buying Rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York.

            Period             Period   Average    High      Low
                                End       (1)
                                           ($ per BPS1.00)
Quarter ended March 31, 1997    1.64     1.63      1.71      1.59
Year ended December 31, 1997    1.65     1.64      1.71      1.58
Quarter ended March 31, 1998    1.67     1.65      1.69      1.61

 (1) The average of the Noon Buying Rates in effect on the last business day of each month during the relevant period.

                     Forward Looking Information

       Investors are cautioned that forward-looking statements contained herein with respect to the revenues, earnings, competitive performance, or other prospects for the business of Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., System Energy Resources, Inc., Entergy London Investments plc or their affiliated companies may be influenced by factors that could cause actual outcomes to be materially different than anticipated. Such factors include, but are not limited to, the effects of weather, the performance of generating units, fuel prices and availability, regulatory decisions and the effects of changes in law, capital spending requirements, the evolution of competition, changes in accounting standards, interest rate changes, changes in foreign currency exchange rates, and other factors.

                             DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

ALJ                      Administrative Law Judge
ANO                      Arkansas Nuclear One Plant
ANO 1                    Unit No. 1 of ANO
ANO 2                    Unit No. 2 of ANO
APSC                     Arkansas Public Service Commission
BPS                      British pounds sterling
Cajun                    Cajun Electric Power Cooperative, Inc.
Capital Funds Agreement  Agreement,  dated as of June  21,  1974,  as amended,  between System Energy and  Entergy
                         Corporation, and the assignments thereof
Council                  Council   of   the  City  of  New   Orleans,
                         Louisiana
domestic utility companies     Entergy Arkansas, Entergy Gulf States,
                         Entergy Louisiana, Entergy Mississippi,  and
                         Entergy New Orleans, collectively
Entergy                  Entergy  Corporation and its various  direct
                         and indirect subsidiaries
Entergy Arkansas         Entergy Arkansas, Inc.
Entergy Corporation      Entergy Corporation, a Delaware corporation,
                         successor to Entergy Corporation, a  Florida
                         corporation
Entergy Gulf States      Entergy Gulf States, Inc. (including  wholly
                         owned  subsidiaries  - Varibus  Corporation,
                         GSG&T, Inc., Prudential Oil & Gas, Inc., and
                         Southern Gulf Railway Company)
Entergy London           Entergy  London  Investments  plc,  formerly
                         Entergy  Power UK plc (including its  wholly
                         owned subsidiary, London Electricity plc)
Entergy Louisiana        Entergy Louisiana, Inc.
Entergy Mississippi      Entergy Mississippi, Inc.
Entergy New Orleans      Entergy New Orleans, Inc.
Entergy Operations       Entergy  Operations, Inc., a  subsidiary  of
                         Entergy   Corporation  that  has   operating
                         responsibility for ANO, Grand Gulf 1,  River
                         Bend, and Waterford 3
Entergy Services         Entergy Services, Inc.
EPA                      U.S. Environmental Protection Agency
FASB                     Financial Accounting Standards Board
FERC                     Federal Energy Regulatory Commission
Form 10-K                The  combined Annual Report on Form 10-K for
                         the   year  ended  December  31,  1997,   of
                         Entergy,  Entergy  Arkansas,  Entergy   Gulf
                         States,     Entergy    Louisiana,    Entergy
                         Mississippi,  Entergy  New  Orleans,  System
                         Energy, and Entergy London
Grand Gulf 1             Unit No. 1 (nuclear) of the Grand Gulf Plant
London Electricity       London Electricity plc - a regional electric
                         company  serving London, England, which  was
                         acquired  by  Entergy effective February  1,
                         1997
MPSC                     Mississippi Public Service Commission
NRC                      Nuclear Regulatory Commission
Owner Participant        A  corporation that, in connection with  the
                         Waterford 3 sale and leaseback transactions,
                         has  acquired  a beneficial  interest  in  a
                         trust,  the  Owner Trustee of which  is  the
                         owner  and lessor of undivided interests  in
                         Waterford 3
Owner Trustee            Each institution and/or individual acting as
                         Owner  Trustee under a trust agreement  with
                         an  Owner Participant in connection with the
                         Waterford 3 sale and leaseback transactions
PUHCA                    Public Utility Holding Company Act of  1935,
                         as amended
PUCT                     Public Utility Commission of Texas
River Bend               River  Bend Nuclear Plant, owned by  Entergy
                         Gulf States
SEC                      Securities and Exchange Commission
SFAS                     Statement  of Financial Accounting Standards
                         as  promulgated by the Financial  Accounting
                         Standards Board
System Agreement         Agreement,  effective January  1,  1983,  as
                         modified,   among   the   domestic   utility
                         companies   relating  to  the   sharing   of
                         generating   capacity   and   other    power
                         resources
System Energy            System Energy Resources, Inc.
UK                       The  United  Kingdom of  Great  Britain  and
                         Northern Ireland
Waterford 3              Unit No. 3 (nuclear) of the Waterford Plant

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

      Net cash flow from operations for Entergy Corporation, the domestic utility companies, System Energy, and Entergy London for the three months ended March 31, 1998 and 1997 was as follows:

                                      Three Months      Three Months
          Company                     Ended 3/31/98    Ended 3/31/97
                                              (In Millions)

          Entergy Corporation            $274.5             $505.2
          Entergy Arkansas               $102.6             $142.6
          Entergy Gulf States            $114.7             $110.7
          Entergy Louisiana              $ 64.7             $ 76.2
          Entergy Mississippi            $ 24.5             $ 35.7
          Entergy New Orleans            $  1.7             $ 12.6
          System Energy                  $ 62.8             $ 69.8
          Entergy London                 $ 64.1             $ 99.6

      For the first quarter of 1998, cash flow from operations declined compared to 1997 in part due to lower domestic electric operating revenues, higher purchased power expenses, and higher other operation and maintenance expenses, as discussed in "Entergy Corporation and Subsidiaries, Management's Financial Discussion and Analysis, Results of Operations." Revenue collections under rate phase-in plans that exceed current cash requirements for the related costs continue to contribute to cash flow from operations. In the income statement, revenue collections from phase-in plans are offset by the amortization of the previously deferred costs so that there is no effect on net income. These phase-in plans which currently contribute to Entergy Corporation's cash position will expire in November 1998 for Entergy Arkansas, in September 1998 for Entergy Mississippi, and in 2001 for Entergy New Orleans. Entergy Gulf States' Louisiana retail phase-in plan for River Bend expired in February 1998. Net cash flow used in operating activities for the competitive growth businesses was $10.1 million primarily due to the business expansion activities of Entergy Power Development Corporation and Entergy Technology Holding Company. In accordance with the purchase method of accounting, London Electricity's results of operations are not included in Entergy Corporation and Subsidiaries' and Entergy London's Statements of Consolidated Cash Flows prior to February 1, 1997, the effective date of the acquisition of London Electricity.

Financing Sources

      London Electricity is Entergy London's sole investment and only asset. Entergy London is therefore dependent upon dividends from London Electricity for all of its cash flow. In addition to London Electricity's cash flow from operations, Entergy London has other primary sources of liquidity including London Electricity's several uncommitted credit lines provided by banking institutions and London Electricity's commercial paper program. In addition, London Electricity intends to use availability under existing facilities, or replacements thereof, to finance its remaining payment of windfall profits taxes in December 1998, which will total approximately $117 million (BPS70 million).

      Management believes that cash flow from operations, together with Entergy London's existing sources of credit, will result in sufficient financial resources being available to meet Entergy London's projected capital needs and other expenditure requirements for the foreseeable future. London Electricity has represented to the Director General of Electricity Supply for the UK, in connection with its Public Electricity Supply License, that it will use all reasonable endeavors to maintain an investment grade rating on its long-term debt.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


     Excluding London Electricity, cash from operations, supplemented by cash on hand, was sufficient to meet substantially all investing and financing requirements of the domestic utility companies and System Energy, including capital expenditures, dividends, and debt and preferred stock maturities, for the three months ended March 31, 1998.

      Entergy's domestic utility companies have been able to fund their capital requirements with cash from operations as discussed above in "Cash Flows". Should additional cash be needed to fund investments or to retire debt, the domestic utility companies and System Energy each have the ability, subject to regulatory approval and compliance with issuance tests, to issue debt or preferred securities to meet such requirements. In addition, to the extent market conditions and interest and dividend rates allow, the domestic utility companies, System Energy, and Entergy London will continue to refinance and/or redeem higher cost debt and preferred stock prior to maturity. See Note 4 herein for a discussion of Entergy's recent redemptions. Entergy's domestic utility companies and Entergy London may continue to establish special purpose trusts or limited partnerships as financing subsidiaries for the purpose of issuing quarterly income preferred securities, such as those issued in 1996 by Entergy Louisiana Capital I and Entergy Arkansas Capital I, and those issued in 1997 by Entergy Gulf States Capital I and Entergy London Capital, L.P. Entergy Corporation, the domestic utility companies, System Energy, and Entergy London also have the ability to effect short-term borrowings. See Notes 4, 5, 6, 7, 9 and 10 in the Form 10-K for additional information on Entergy's capital and refinancing requirements in 1998-2002.

      As of March 31, 1998, Entergy Corporation had $120 million outstanding under its $300 million bank credit facility. In addition, Entergy Corporation had $147.5 million outstanding and Entergy Technology Holding Company (ETHC) had $100.8 million outstanding on a joint $300 million bank line of credit as of March 31, 1998. See Note 4 to the Form 10-K for information on the domestic utility companies', System Energy's, and Entergy London's short-term borrowing authorizations and bank lines of credit.

Financing Uses

      Management believes that productive investment by Entergy is integral to enhancing the long-term value of its common stock. Entergy has been expanding its investments overseas as well as in the United States. As of March 31, 1998, Entergy had acquired or participated in foreign electric ventures in Australia, Argentina, Chile, China, Pakistan, Peru, and the UK. The ability of Entergy Corporation to provide additional capital to exempt wholesale generators or foreign utility companies currently is subject to the SEC's regulations under PUHCA. Absent SEC approval, these regulations limit the aggregate amount that Entergy may invest in foreign utility companies and exempt wholesale generators to 50% of consolidated retained earnings at the time an investment is made. As of November 1997, Entergy Corporation no longer had capacity to make additional investments under these regulations without SEC approval. Entergy has applied to the SEC to obtain additional authority to make such investments, and is also exploring means of raising capital for other foreign investments in a manner not inconsistent with these regulations. As of March 31, 1998, Entergy Corporation had a net investment of $1.3 billion in equity capital in competitive growth businesses.

      To make capital investments, fund its subsidiaries, and pay dividends, Entergy Corporation utilizes internally generated funds, cash on hand, funds available under its bank credit facilities, and bank financing as required. See Note 9 in the Form 10-K for a discussion of capital requirements. Entergy Corporation receives funds through dividend payments from its subsidiaries. During the three months ended March 31, 1998 such dividend payments from subsidiaries totaled $104.0 million. During the three months ended March 31, 1998, Entergy Corporation paid $110.9 million of cash dividends on its common stock. Declarations of dividends on
Entergy's common stock are made at the discretion of Entergy Corporation's Board of Directors. See Note 8 in the Form 10-K for information on dividend restrictions.

      Entergy's management has announced that it is undertaking a review of Entergy's financial strategies, with a view to optimizing the uses of financial resources cash flow and strengthening credit
quality.   As a part of such review, management will reassess,  among other things, the 1998 capital budget, allocations of capital for non-utility investments, the possibilities for strategic purchases and/or sales of assets, as well as whether the dividend on common stock
should  be  maintained  at  the current  level.   Entergy  previously
announced  intentions  to sell an interest in  certain  of  its  non-
utility  investments  in a public offering.   This  action  has  been
postponed for an indefinite period.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


Entergy Corporation and Entergy Gulf States

       During the fourth quarter of 1997, Entergy Gulf States established reserves of $381 million ($227 million net of tax) for the probable effects of a proposed agreement in principle between the parties to the Entergy Gulf States rate proceedings in Texas. For the three months ended March 31, 1998, Entergy Gulf States recorded an additional reserve of $9.3 million to account for the impact of the $40 million base rate reduction stipulated in the settlement agreement. Entergy Gulf States expects that a similar reserve will be required for each quarter until a resolution of the Texas case is reached. Final resolution of these matters could negatively affect Entergy Gulf States' ability to obtain financing, which in turn could affect Entergy Gulf States' liquidity and ability to pay common stock dividends to Entergy Corporation. See Note 2 for details regarding the proposed agreement in principle.

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

                 ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


       See   "MANAGEMENT'S  FINANCIAL  DISCUSSION  AND   ANALYSIS   -
SIGNIFICANT  FACTORS  AND KNOWN TRENDS" in the Form  10-K,  including
"Open    Access    Transmission",    "Municipalization",    "Industry
Consolidation", "Functional Unbundling", "Effects of Alternate Energy Sources on Retail Electric Sales to Industrial and Large Commercial Customers", and "Changes in Contract with Steam Customer" for a discussion of the increasing competitive pressures facing Entergy and the electric utility industry. See also "Foreign Distribution and Supply", "Property Tax Exemptions", and "Market Risks" in the Form 10-K for a discussion of other significant issues affecting Entergy. Set forth below are recent developments to update the information contained in the Form 10-K for the sections presented.

Domestic Competition and Industry Challenges

Transition to Competition Filings

       See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS - Transition to Competition Filings" in the Form 10-K for a discussion of the domestic utility companies' filings with their respective state regulators concerning the transition to competition.

       Subsequent to the APSC's approval of Entergy Arkansas' transition to competition filing on December 12, 1997, the APSC opened four new generic restructuring dockets and scheduled a series of hearings throughout 1998. Comments from interested parties are being accepted by the APSC. A final report of the APSC will be submitted to the Legislature prior to its 1999 session. Similar generic proceedings have also been established by the public service commissions in Louisiana and Mississippi and by the Council.

Retail and Wholesale Rate Issues

     In March 1998, certain parties to the Entergy Gulf States rate proceedings in Texas regarding the transition to competition issues reached an agreement in principle, subject to approval by the PUCT and certain cities served by Entergy Gulf States, which would resolve many of the pending rate issues. The agreement in principle has been finalized in a formal settlement agreement, which was filed with the PUCT on March 25, 1998. Several parties to the rate case, including the PUCT General Counsel, have signed the settlement agreement contingent upon the approval of certain cities served by Entergy Gulf States, but the steering committee for those cities has recommended that the cities not join the settlement agreement. Entergy Gulf States cannot predict whether the settlement will be approved or whether a settlement will be reached on other terms. See Note 2 for additional information regarding recent developments in this proceeding.

      See Note 2 to the Form 10-K and Note 2 herein for a discussion of the ongoing trend of regulator mandated rate reductions as well as incentive and performance-based regulation and filings made with state and local regulators regarding an orderly transition to a more competitive market for electricity.

Legislative Activity

      In late March 1998 the Clinton Administration released its plan for electricity restructuring. The plan calls for customer choice by 2003 in addition to the recovery of stranded costs and repeal of PUHCA. With little time remaining on the congressional calendar, it appears increasingly unlikely that any comprehensive electric restructuring legislation or a repeal of PUHCA will be enacted during 1998.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS

Domestic and Foreign Competitive Growth Businesses

      Entergy Corporation seeks opportunities to expand its domestic and foreign businesses that are not regulated by domestic state and local utility regulatory authorities. Such business ventures currently include power development and operations and retail services related to the utility business. Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K for a discussion of Entergy Corporation's investments in nonregulated and foreign energy-related businesses. These investments may involve a greater risk than domestic regulated utility enterprises. In the first quarter of 1998, these investments increased consolidated net income by approximately $11 million.

      At present, London Electricity has an exclusive right to supply electricity to residential and small industrial and commercial customers in its franchise area with demand of less than 100 KW. In late 1998, this segment of the supply business will become open to competition, subject to a six-month transition period. This means the market will be fully opened with all customers having access to competition by June 1999. See Note 2 in the Form 10-K for a discussion of Entergy London regulatory matters.

      On June 30, 1997, the UK government announced a review of the regulatory framework governing the utilities, including electricity and distribution. The Department of Trade and Industry green paper, "A Fair Deal for Consumers - Modernising the Framework for Utility Regulation", was published in late March 1998. Among the proposals with implications for Entergy London contained in this paper are recommendations for the separation of the electric distribution and supply businesses, the placing of customer interests on a statutory footing and mechanisms to ensure unearned gains are shared among all stakeholders. Entergy London is currently preparing a detailed response which is due by May 31, 1998.

      Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" and Note 13 in the Form 10-K for a discussion of Entergy's major nonregulated business opportunities and foreign energy-related investments.

Domestic Deregulated Operations

       Entergy Gulf States discontinued regulatory accounting principles in 1989 for its wholesale jurisdiction and steam department, and in 1991 for the Louisiana deregulated portion of River Bend. In late 1997, Cajun's 30% interest in River Bend was transferred by the Cajun bankruptcy trustee to Entergy Gulf States and such interest is being treated as a deregulated operation. The domestic deregulated operations of Entergy Gulf States show a net loss of $2.9 million during the first quarter of 1998 compared to net income of $4.6 million during the first quarter of 1997.

     The decrease in net income from these deregulated operations for the first quarter of 1998 was principally due to (1) lower revenues from the wholesale jurisdiction resulting from reduced rates charged to both a large wholesale customer and to Cajun for transmission service, (2) decreased steam products revenues as a result of the revised contractual arrangement with the steam customer, and (3) revenues from off-system sales of the transferred 30% portion of River Bend not fully recovering the costs associated with those sales. These decreases were partially offset by higher revenues from the Louisiana deregulated portion of River Bend. The future impact of these deregulated operations on Entergy's and Entergy Gulf States' results of operations and financial position will depend on future operating costs, future efficiency and availability of generating units, and future market prices for energy over the remaining life of the assets.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS

Union Pacific Railroad Company  (Entergy Corporation and Entergy
Arkansas)

           In October 1997, Entergy Arkansas and Entergy Services filed a civil suit against Union Pacific Railroad Company (Union Pacific) in the United States District Court for the Middle District of Louisiana. This lawsuit, which seeks damages and the termination of coal shipping contracts with Union Pacific, maintains that Union Pacific has failed to meet its contractual obligations to ship coal to Entergy Arkansas' two large coal-fired plants and that such failure has impaired Entergy Arkansas' ability to generate and sell electricity from these plants. This lawsuit is entering the discovery phase. Meanwhile, there has been little or no improvement in the coal deliveries by the Union Pacific Railroad Company ("Union Pacific") to Entergy Arkansas' coal fired generating stations, and coal inventories at these stations are very low. Entergy Arkansas has requested that Union Pacific allow another railroad to deliver coal to the White Bluff generating station. It is not certain whether Union Pacific will honor this request. If it does not,
Entergy will seek an order from the Federal Surface Transportation Board requiring Union Pacific to allow the other railroad to bring coal to the White Bluff site. If coal inventories cannot be rebuilt for the summer season, one or more of Entergy Arkansas' coal-fired generating stations may not be able to operate at full capacity, which could result in increased wholesale replacement power purchases. The operational and financial effect of Union Pacific's failure to deliver coal to Entergy Arkansas during the second and third quarters of 1998 will depend upon a number of factors, such as weather, that Entergy Arkansas cannot control. However, Entergy
Arkansas will seek to mitigate the effects of inadequate coal inventories. The ultimate outcome of the Union Pacific litigation cannot be determined at this time.

Accounting Issues

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

      The domestic utility companies' and System Energy's financial statements continue to apply SFAS 71 for their regulated operations, except for those portions of Entergy Gulf States' business described in "Domestic Deregulated Operations" above. Although discussions with regulatory authorities regarding retail competition have occurred and are expected to continue, definitive outcomes have not yet been determined; therefore, the regulated operations continue to apply SFAS 71. See Note 1 to the Form 10-K for additional discussion of Entergy's application of SFAS 71.

Year 2000 Issues

      Like many companies, Entergy is currently evaluating its computer software, databases, embedded microprocessors, suppliers, and other constituent relationships to determine the extent to which modifications are required to prevent problems related to the year 2000, and the resources which will be required to make such modifications. These problems could result in malfunctions in certain software applications, databases, and computer equipment with respect to dates on or after January 1, 2000, unless corrected. Many of Entergy's suppliers also face year 2000 issues, which could affect their performance and indirectly affect Entergy. Entergy has been working on the above mentioned modifications and contingencies throughout most of 1997, and will continue these efforts throughout 1998 and into 1999. Preliminary estimates of the total costs to be incurred by Entergy's global enterprises in 1998 through mid-2000 have now been revised to approximately $120 million. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life in accordance with EITF 96-14: "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000."

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

      Effective February 1, 1997, Entergy Corporation acquired London Electricity. Accordingly, consolidated net income for the three months ended March 31, 1997 reflects London Electricity's results subsequent to February 1, 1997. See Note 7 to the Form 10-K for additional information regarding London Electricity.

Net Income

      Consolidated net income decreased for the first quarter of 1998 primarily due to lower domestic electric operating revenues, higher purchased power expenses, and higher other operation and maintenance expenses, partially offset by lower fuel prices as described below. Entergy anticipates that its overall results of operations for the first half of 1998 will be less favorable than in 1997, primarily as a result of domestic utility rate reductions ordered by the regulators in 1997 and the loss of three large industrial customers in 1997. The full effect of these events is being seen in 1998.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1998 and 1997 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      The changes in electric operating revenues associated with Entergy's domestic regulated operations for the first quarter of 1998 are as follows:
                                                      First Quarter
Description                                         Increase/(Decrease)
                                                       (In Millions)
Change in base revenues                                   ($22.7)
Rate riders                                                (25.6)
Fuel cost recovery                                         (64.1)
Sales volume/weather                                       (18.3)
Other revenue (including unbilled)                         (10.3)
Sales for resale                                             9.1
                                                         -------
   Total                                                 ($131.9)
                                                         =======

      Electric operating revenues for the domestic utility companies decreased for the first quarter of 1998 primarily due to lower fuel adjustment revenues at Entergy Louisiana (which do not affect net income), decreased rate rider revenues at Entergy Arkansas (which do not affect net income), decreased base revenues at Entergy Gulf States and Entergy Louisiana, and lower sales volume at Entergy Louisiana. Fuel adjustment revenues decreased primarily due to lower sales volume and lower unit prices at Entergy Louisiana in the first quarter of 1998. Rate rider revenues at Entergy Arkansas decreased primarily due to the decline in Grand Gulf 1 cost recovery rate rider revenues reflecting scheduled reductions in the phase-in plan. Base revenues at Entergy Gulf States decreased primarily due to aggressive pricing strategies for targeted customer segments, the reserve accrued in the first quarter of 1998 for rate refunds for Texas retail customers, and a base rate reduction for the Louisiana retail customers in the first quarter of 1998. This decrease is partially offset by a reserve accrued in the first quarter of 1997 for Entergy Gulf States in Louisiana. Base revenues at Entergy Louisiana decreased due to a base rate reduction that became effective in the third quarter of 1997. Sales volume decreased, primarily at Entergy Louisiana, due to the loss of a large industrial customer as well as substantially lower sales to another large industrial customer during the current period due to customer cogeneration. Milder weather also contributed to lower sales volume.

      Competitive growth business revenues increased for the first quarter of 1998. Entergy London revenues were higher due to an additional month of activity under Entergy ownership recorded in 1998 compared to 1997, partially offset by a 3% price reduction, effective April 1, 1997, for kilowatt-hours distributed. Also contributing to the increase in competitive growth business revenues was an increase in revenue at Entergy Power Marketing Corporation as a result of a strong marketing effort, which is offset by increased power purchased for resale as discussed below. The acquisition of new security companies at Entergy Technology Holding Company also contributed to the increase in competitive growth business revenues.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      Gas operating revenues decreased for the first quarter of 1998 primarily due to a lower unit price for gas purchased for resale at Entergy Gulf States and Entergy New Orleans.

Expenses

     Operating expenses increased for the first quarter of 1998. The increase is primarily due to increases in purchased power, other operation and maintenance expenses, and depreciation, amortization, and decommissioning expense. The increase was partially offset by a reduction in fuel expenses, decreased amortization of rate deferrals, and an increase in other regulatory credits.

      The increase in purchased power is primarily the result of a higher level of power trading by Entergy Power Marketing Corporation and the additional month of Entergy London activity in the first quarter of 1998. The increase in other operation and maintenance expenses is principally due to one additional month of Entergy London operations in 1998 as compared to 1997, the write-off of certain investments, and the increase in the U.S. dollar to BPS exchange rate during the first quarter of 1998 at Entergy London. Operation and maintenance expenses of security companies acquired by Entergy Technology Holding Company subsequent to the first quarter of 1997 also contributed to the increase in such expenses. At Entergy Gulf States, other operation and maintenance expenses increased as a result of the inclusion of expenses related to the 30% interest in River Bend transferred by the Cajun bankruptcy trustee to Entergy Gulf States in December 1997. Entergy Gulf States' 1998 results include 100% of River Bend's operation and maintenance expenses in its operating expenses, as compared to 70% of such expenses in the first quarter of 1997. The increase in depreciation, amortization, and decommissioning is primarily due to the inclusion of an additional month of depreciation and amortization expense at Entergy London in 1998, acquisition of additional security company assets at Entergy Technology Holding Company and increased installment contracts at Entergy Integrated Solutions, Inc.

      Offsetting these increases was a decrease in fuel expenses primarily at Entergy Arkansas and Entergy Louisiana due to decreased generation and lower gas prices. Milder weather in the first quarter of 1998 contributed to the decreased generation. The decrease in the amortization of rate deferrals is due to a decrease in amortization at Entergy Arkansas as prescribed in the Grand Gulf 1 rate phase-in plan. In addition, the amortization of rate deferrals at Entergy Gulf States also decreased due to the expiration of the Louisiana retail phase-in plan for River Bend in February 1998. The increase in other regulatory credits is due to the net under-recovery of Grand Gulf 1 related costs in the first quarter of 1998, as compared to the net over-recovery in the first quarter of 1997.

Other

     Miscellaneous other income - net increased for the first quarter of 1998, primarily due to increased dividend income at Entergy Power Development Corporation, increased profits from Entergy London's equity method investments, and increased gains on the sale of London Electricity fixed assets.

      Interest on long-term debt increased in the first quarter of 1998 primarily due to three months of interest accrued at Entergy London in 1998 as compared to two months in 1997. Distributions on preferred securities of subsidiaries increased due to an issuance by Entergy London of Cumulative Quarterly Income Preferred Securities in November 1997.

     The effective income tax rates for the first quarter of 1998 and 1997 were 44.6% and 34.6%, respectively. The increase in 1998 is primarily due to the increased reversal of previously recorded AFUDC amounts included in depreciation at Entergy Arkansas and Entergy Gulf States and the impact of a research and experimentation credit recorded in the first quarter of 1997 at Entergy Arkansas and Entergy Louisiana.

                  ENTERGY CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                                                     1998            1997
                                                              (In Thousands, Except Share Data)
Operating Revenues:
  Domestic electric                                                 $1,320,052      $1,451,925
  Natural gas                                                           50,425          57,496
  Steam products                                                         8,400          11,089
  Competitive growth businesses                                        934,215         525,243
                                                                    ----------      ----------
        Total                                                        2,313,092       2,045,753
                                                                    ----------      ----------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                                        348,963         398,742
     Purchased power                                                   778,674         420,962
     Nuclear refueling outage expenses                                  22,674          17,236
     Other operation and maintenance                                   483,688         426,087
  Depreciation, amortization, and decommissioning                      252,458         228,029
  Taxes other than income taxes                                         95,794          92,991
  Other regulatory credits                                             (34,766)        (21,546)
  Amortization of rate deferrals                                        80,100         111,034
                                                                    ----------      ----------
        Total                                                        2,027,585       1,673,535
                                                                    ----------      ----------

Operating Income                                                       285,507         372,218
                                                                    ----------      ----------

Other Income:
  Allowance for equity funds used
   during construction                                                   2,349           3,033
  Miscellaneous - net                                                   31,573          17,393
                                                                    ----------      ----------
        Total                                                           33,922          20,426
                                                                    ----------      ----------

Interest Charges:
  Interest on long-term debt                                           191,576         185,490
  Other interest - net                                                  10,102          11,905
  Distributions on preferred securities of subsidiaries                 11,178           4,172
  Allowance for borrowed funds used
   during construction                                                  (1,880)         (2,437)
                                                                    ----------      ----------
        Total                                                          210,976         199,130
                                                                    ----------      ----------

Income Before Income Taxes                                             108,453         193,514

Income Taxes                                                            48,399          67,029
                                                                    ----------      ----------

Net Income before Preferred Dividend Requirements and Other             60,054         126,485

Preferred and Preference Dividend Requirements of
   Subsidiaries and Other                                               11,776          16,723
                                                                    ----------      ----------

Consolidated Net Income                                                 48,278         109,762
                                                                    ----------      ----------

Other Comprehensive Income:
     Foreign Currency Translation Adjustment                            16,693            (759)
                                                                    ----------      ----------

Comprehensive Net Income                                               $64,971        $109,003
                                                                    ==========      ==========
Earnings per average common share:
     Basic and diluted                                                   $0.20           $0.47
Dividends declared per common share                                      $0.90           $0.45
Average number of common shares outstanding:
     Basic                                                         245,920,415     235,133,608
     Diluted                                                       246,092,660     235,230,360

See Notes to Financial Statements.


                  ENTERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          For The Three Months Ended March 31, 1998 and 1997
                             (Unaudited)

                                                                                     1998            1997
                                                                                        (In Thousands)
Operating Activities:
  Net Income before Preferred Dividend Requirements and Other                        $60,054        $126,485
  Noncash items included in net income:
    Amortization of  rate deferrals                                                   80,100         111,034
    Other regulatory charges (credits)                                               (34,766)        (21,546)
    Depreciation, amortization, and decommissioning                                  252,458         228,029
    Deferred income taxes and investment tax credits                                 (54,938)        (53,743)
    Allowance for equity funds used during construction                               (2,349)         (3,033)
  Changes in working capital:
    Receivables                                                                      178,897         115,155
    Fuel inventory                                                                     9,457          32,438
    Accounts payable                                                                (214,906)       (201,617)
    Taxes accrued                                                                     71,519         119,438
    Interest accrued                                                                  (9,490)        (10,637)
    Other working capital accounts                                                    19,789          98,914
  Provision for estimated losses and reserves                                        (62,335)         (1,558)
  Decommissioning trust contributions and realized change in trust assets            (18,894)        (14,656)
  Other                                                                                  (97)        (19,478)
                                                                                    --------      ----------
    Net cash flow provided by operating activities                                  $274,499         505,225
                                                                                    --------      ----------

Investing Activities:
  Construction/capital expenditures                                                 (223,231)       (125,743)
  Allowance for equity funds used during construction                                  2,349           3,033
  Nuclear fuel purchases                                                                (515)        (54,155)
  Proceeds from sale/leaseback of nuclear fuel                                         7,433          68,319
  Acquisition of London Electricity, net of cash acquired                                  -      (2,021,501)
  Acquisition of  security companies                                                 (16,591)              -
  Investment in other nonregulated/nonutility properties                              (7,934)         12,515
                                                                                    --------      ----------
    Net cash flow used in investing activities                                      (238,489)     (2,117,532)
                                                                                    --------      ----------



                  ENTERGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          For The Three Months Ended March 31, 1998 and 1997
                             (Unaudited)

                                                                 1998          1997
                                                                     (In Thousands)
Financing Activities
  Proceeds from the issuance of:
    First mortgage bonds                                          112,556         84,490
    Bank notes and other long-term debt                            95,840      1,630,280
    Preferred securities of subsidiaries trust                          -         82,323
    Common stock                                                   12,026         98,695
  Retirement of:
    First mortgage bonds                                          (60,000)             -
    General and refunding mortgage bonds                                -        (87,965)
    Other long-term debt                                          (83,208)             -
  Redemption of preferred stock                                    (2,250)      (101,728)
  Changes in short-term borrowings - net                          167,490        258,274
  Preferred stock dividends paid                                  (11,776)       (16,723)
  Common stock dividends paid                                    (110,939)      (105,035)
                                                                 --------      ---------
    Net cash flow provided by financing activities                119,739      1,842,611
                                                                 --------      ---------

Effect of exchange rates on cash and cash equivalents               2,740           (758)
                                                                 --------      ---------

Net increase in cash and cash equivalents                         158,489        229,546

Cash and cash equivalents at beginning of period                  830,547        388,703
                                                                 --------      ---------
Cash and cash equivalents at end of period                       $989,036       $618,249
                                                                 ========      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                         $207,888       $223,444
    Income taxes                                                  $14,589         $3,002
  Noncash investing and financing activities:
     Change in unrealized appreciation/(depreciation) of
       decommissioning trust assets                               $18,894        ($1,119)

See Notes to Financial Statements.


                 ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                 March 31, 1998 and December 31, 1997
                             (Unaudited)

                                                                   1998           1997
                                                                       (In Thousands)
                          ASSETS
Current Assets:
  Cash and cash equivalents:
    Cash                                                            $66,288        $85,067
    Temporary cash investments - at cost,
      which approximates market                                     716,413        700,431
    Special deposits                                                206,335         45,049
           Total cash and cash equivalents                          989,036        830,547
  Notes receivable                                                    5,589          8,157
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
       $31.7 million in 1998 and $32.8 million in 1997)             419,424        458,085
    Other                                                           216,846        225,523
    Accrued unbilled revenues                                       461,651        580,194
  Deferred fuel                                                     126,295        150,596
  Fuel inventory                                                    109,874        119,331
  Materials and supplies - at average cost                          388,249        367,870
  Rate deferrals                                                    165,615        237,302
  Prepayments and other                                             180,871        193,717
                                                                -----------    -----------
           Total                                                  3,063,450      3,171,322
                                                                -----------    -----------

Other Property and Investments:
  Decommissioning trust funds                                       626,356        589,050
  Non-regulated investments                                         588,896        568,951
  Other                                                             222,988        225,818
                                                                -----------    -----------
           Total                                                  1,438,240      1,383,819
                                                                -----------    -----------

Utility Plant:
  Electric                                                       25,505,909     25,310,122
  Plant acquisition adjustment - Entergy Gulf States                435,094        439,160
  Electric plant under leases                                       674,483        674,483
  Property under capital leases - electric                          131,197        134,278
  Natural gas                                                       176,173        169,964
  Steam products                                                     81,881         82,289
  Construction work in progress                                     627,360        565,667
  Nuclear fuel under capital leases                                 245,164        269,011
  Nuclear fuel                                                       70,961         72,875
                                                                -----------    -----------
           Total                                                 27,948,222     27,717,849
  Less - accumulated depreciation and amortization                9,798,817      9,585,021
                                                                -----------    -----------
           Utility plant - net                                   18,149,405     18,132,828
                                                                -----------    -----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                  154,189        162,602
    SFAS 109 regulatory asset - net                               1,166,144      1,174,187
    Unamortized loss on reacquired debt                             191,981        196,891
    Other regulatory assets                                         495,678        466,780
  Long-term receivables                                              36,301         36,984
    CitiPower license (net of amortization of $29.4 million in 1998
     and $25.6 million in 1997)                                     493,991        486,153
   London Electricity license (net of amortization of $40.3 million
     in 1998 and $ 25.6 million in 1997)                          1,342,226      1,327,312
  Other                                                             510,221        461,822
                                                                -----------    -----------
           Total                                                  4,390,731      4,312,731
                                                                -----------    -----------

           TOTAL                                                $27,041,826    $27,000,700
                                                                ===========    ===========
See Notes to Financial Statements.


                 ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                March 31, 1998 and December 31, 1997
                            (Unaudited)


                                                                    1998           1997
                                                                       (In Thousands)
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Currently maturing long-term debt                                 $504,687       $390,674
  Notes payable                                                      602,118        428,964
  Accounts payable                                                   714,245        915,800
  Customer deposits                                                  183,736        178,162
  Taxes accrued                                                      436,791        359,996
  Accumulated deferred income taxes                                   15,500         56,524
  Interest accrued                                                   205,739        214,763
  Dividends declared                                                 118,865          8,166
  Obligations under capital leases                                   175,979        167,700
  Other                                                               61,817         81,303
                                                                 -----------    -----------
           Total                                                   3,019,477      2,802,052
                                                                 -----------    -----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                4,578,364      4,567,052
  Accumulated deferred investment tax credits                        574,866        587,781
  Obligations under capital leases                                   200,784        236,000
  Other                                                            1,904,456      1,857,514
                                                                 -----------    -----------
           Total                                                   7,258,470      7,248,347
                                                                 -----------    -----------

  Long-term debt                                                   9,025,711      9,068,325
  Subsidiaries' preferred stock with sinking fund                    182,755        185,005
  Subsidiary's preference stock                                      150,000        150,000
  Company-obligated mandatorily redeemable
   preferred securities of subsidiary trust holding
   solely junior subordinated deferrable debentures                  215,000        215,000
  Company-obligated redeemable preferred securities of subsidiary
    holding solely junior subordinated deferrable debentures         300,000        300,000


Shareholders' Equity:
  Subsidiaries' preferred stock without sinking fund                 338,455        338,455
  Common stock, $.01 par value, authorized 500,000,000
    shares; issued 246,556,946 shares in 1998 and 246,149,198
    shares in 1997                                                     2,466          2,461
  Additional paid-in capital                                       4,625,592      4,613,572
  Retained earnings                                                1,984,903      2,157,912
  Cumulative foreign currency translation adjustment                 (53,124)       (69,817)
  Less - treasury stock (266,085 shares in 1998 and
  306,852 shares in 1997)                                              7,879         10,612
                                                                 -----------    -----------
           Total                                                   6,890,413      7,031,971
                                                                 -----------    -----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                 $27,041,826    $27,000,700
                                                                 ===========    ===========
See Notes to Financial Statements.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                      SELECTED OPERATING RESULTS
          For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                       Three Months Ended   Increase/
            Description                1998      1997      (Decrease)    %
                                                   (In Millions)
Domestic Utility Electric Operating
Revenues:
  Residential                         $ 463.1      $ 502.1   ($39.0)      (8)
  Commercial                            332.6        368.3    (35.7)     (10)
  Industrial                            444.7        496.9    (52.2)     (11)
  Governmental                           41.5         41.6     (0.1)       -
                                     ------------------------------
    Total retail                      1,281.9      1,408.9   (127.0)      (9)
  Sales for resale                       83.0         76.6      6.4        8
  Other                                 (44.9)       (33.6)   (11.3)     (34)
                                     ------------------------------
    Total                            $1,320.0    $ 1,451.9  ($131.9)      (9)
                                     ==============================
Billed Electric Energy
 Sales (GWH):
  Residential                           6,240        6,399     (159)      (2)
  Commercial                            4,829        4,895      (66)      (1)
  Industrial                           10,412       10,897     (485)      (4)
  Governmental                            627          595       32        5
                                     ------------------------------
    Total retail                       22,108       22,786     (678)      (3)
  Sales for resale                      1,930        2,425     (495)     (20)
                                     ------------------------------
    Total                              24,038       25,211   (1,173)      (5)
                                     ==============================

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Net Income

     Net income decreased for the first quarter of 1998 primarily due to a decrease in electric operating revenues, partially offset by a decrease in operating expenses.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1998 and 1997 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

     The changes in electric operating revenues for the first quarter of 1998 are as follows:
                                             First Quarter
Description                               Increase/(Decrease)
                                              (In Millions)

Change in base revenues                           $1.6
Rate riders                                      (27.1)
Fuel cost recovery                                (6.7)
Sales volume/weather                              (1.6)
Other revenue (including unbilled)                15.6
Sales for resale                                 (26.6)
                                                ------
   Total                                        ($44.8)
                                                ======

      Electric operating revenues decreased for the first quarter of 1998 primarily as a result of a decrease in rate rider revenue and sales for resale, partially offset by an increase in other revenue (primarily unbilled revenue). Rate rider revenue (which does not affect net income) decreased primarily due to the decline in Grand Gulf 1 cost recovery rate rider revenues reflecting scheduled reductions in the phase-in plan. Sales for resale decreased due to a decrease in sales to associated companies as a result of changes in generation requirements and availability among the domestic utility companies. Unbilled revenue increased primarily as a result of an increase in generation and the prior year's unfavorable variance in fuel revenues.

Expenses

      Operating expenses decreased for the first quarter of 1998 primarily due to decreases in fuel expenses and in the amortization of Grand Gulf 1 rate deferrals and an increase in other regulatory credits. Fuel expenses decreased primarily due to a reduction in generation related to the decrease in sales for resale. The decrease in the amortization of Grand Gulf 1 rate deferrals is due to a decrease in amortization prescribed in the Grand Gulf 1 rate phase-in plan and the Stipulation and Settlement Agreement with the APSC. The change in other regulatory credits is a result of the net under-recovery of Grand Gulf 1 related costs in the first quarter of 1998 compared to the net over-recovery in the first quarter of 1997.

Other

     The effective income tax rates for the first quarter of 1998 and 1997 were 42.7% and 17.1%, respectively. The increase in 1998 is primarily due to the increased reversal of previously recorded AFUDC amounts included in depreciation and the impact of a research and experimentation credit recorded in the first quarter of 1997.

                      ENTERGY ARKANSAS, INC.
                       STATEMENTS OF INCOME
       For the Three Months Ended March 31, 1998 and 1997
                           (Unaudited)

                                                             1998            1997
                                                                (In Thousands)
Operating Revenues                                          $329,869        $374,731
                                                            --------        --------

Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                           46,223          66,593
     Purchased power                                          95,395          94,734
     Nuclear refueling outage expenses                         8,091           6,900
     Other operation and maintenance                          85,799          85,716
  Depreciation, amortization, and decommissioning             45,260          41,449
  Taxes other than income taxes                               10,360           9,428
  Other regulatory charges (credits)                         (10,581)            736
  Amortization of rate deferrals                              22,068          38,285
                                                            --------        --------
        Total                                                302,615         343,841
                                                            --------        --------

Operating Income                                              27,254          30,890
                                                            --------        --------

Other Income:
  Allowance for equity funds used
   during construction                                           704           1,443
  Miscellaneous - net                                          6,870           5,325
                                                            --------        --------
        Total                                                  7,574           6,768
                                                            --------        --------

Interest Charges:
  Interest on long-term debt                                  23,464          24,450
  Other interest - net                                           776             929
  Distributions on preferred securities of subsidiary          1,255           1,275
  Allowance for borrowed funds used
   during construction                                          (487)           (868)
                                                            --------        --------
        Total                                                 25,008          25,786
                                                            --------        --------

Income Before Income Taxes                                     9,820          11,872

Income Taxes                                                   4,197           2,024
                                                            --------        --------

Net Income                                                     5,623           9,848

Preferred Stock Dividend Requirements
  and Other                                                    2,626           2,832
                                                            --------        --------

Earnings Applicable to Common Stock                           $2,997          $7,016
                                                            ========        ========
See Notes to Financial Statements.

                        ENTERGY ARKANSAS, INC.
                       STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1998 and 1997
                             (Unaudited)

                                                                          1998            1997
                                                                           (In Thousands)
Operating Activities:
  Net income                                                             $5,623          $9,848
  Noncash items included in net income:
    Amortization of rate deferrals                                       22,068          38,285
    Other regulatory charges (credits)                                  (10,581)            736
    Depreciation, amortization, and decommissioning                      45,260          41,449
    Deferred income taxes and investment tax credits                     (9,854)        (21,515)
    Allowance for equity funds used during construction                    (704)         (1,443)
  Changes in working capital:
    Receivables                                                          46,353          61,901
    Fuel inventory                                                        1,151           3,511
    Accounts payable                                                     11,184         (22,825)
    Taxes accrued                                                        19,038          26,040
    Interest accrued                                                     (1,462)           (421)
    Other working capital accounts                                      (16,353)         (6,349)
  Decommissioning trust contributions and realized
   change in trust assets                                                (6,281)         (4,046)
  Provision for estimated losses and reserves                            (1,706)          3,036
  Other                                                                  (1,092)         14,366
                                                                      ---------       ---------
    Net cash flow provided by operating activities                      102,644         142,573
                                                                      ---------       ---------

Investing Activities:
  Construction expenditures                                             (28,837)        (32,479)
  Allowance for equity funds used during construction                       704           1,443
  Nuclear fuel purchases                                                 (6,832)        (35,574)
  Proceeds from sale/leaseback of nuclear fuel                            6,832          35,595
                                                                      ---------       ---------
    Net cash flow used in investing activities                          (28,133)        (31,015)
                                                                      ---------       ---------

Financing Activities:
 Proceeds from the issuance of first mortgage bonds                           -          84,490
  Retirement of:
     First mortgage bonds                                                     -         (30,000)
     Other long-term debt                                               (45,500)              -
  Dividends paid:
    Common stock                                                              -         (26,400)
    Preferred stock                                                      (2,626)         (5,663)
                                                                      ---------       ---------
    Net cash flow provided by (used in) financing activities            (48,126)         22,427
                                                                      ---------       ---------

Net increase in cash and cash equivalents                                26,385         133,985

Cash and cash equivalents at beginning of period                        203,391          43,857
                                                                      ---------       ---------

Cash and cash equivalents at end of period                             $229,776        $177,842
                                                                      =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                $26,891         $22,208
    Income taxes                                                           $469          $4,260
  Noncash investing and financing activities:
    Capital lease obligations incurred                                        -         $27,500
    Change in unrealized appreciation of
     decommissioning trust assets                                       $12,502            $143

See Notes to Financial Statements.


                     ENTERGY ARKANSAS, INC.
                        BALANCE SHEETS
            March 31, 1998 and December 31, 1997
                        (Unaudited)

                                                               1998               1997
                      ASSETS                                        (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                       $3,386             $6,076
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                   40,395             41,389
        Other                                                  95,221            110,877
    Special deposits                                           90,774             45,049
                                                           ----------         ----------
           Total cash and cash equivalents                    229,776            203,391
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.8 million in 1998 and 1997)                         64,320             71,910
    Associated companies                                       35,206             46,166
    Other                                                       6,905             10,282
    Accrued unbilled revenues                                  65,190             89,616
  Fuel inventory - at average cost                             27,018             28,169
  Materials and supplies - at average cost                     83,145             79,692
  Rate deferrals                                               53,181             75,249
  Deferred nuclear refueling outage costs                      18,079             24,335
  Prepayments and other                                        12,236              8,647
                                                           ----------         ----------
           Total                                              595,056            637,457
                                                           ----------         ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity               11,213             11,213
  Decommissioning trust fund                                  269,356            250,573
  Other - at cost (less accumulated depreciation)               4,982              4,939
                                                           ----------         ----------
           Total                                              285,551            266,725
                                                           ----------         ----------

Utility Plant:
  Electric                                                  4,663,349          4,650,065
  Property under capital leases                                52,918             53,843
  Construction work in progress                               145,143            123,087
  Nuclear fuel under capital lease                             90,591             92,621
                                                           ----------         ----------
           Total                                            4,952,001          4,919,616
  Less - accumulated depreciation and amortization          2,163,747          2,116,826
                                                           ----------         ----------
           Utility plant - net                              2,788,254          2,802,790
                                                           ----------         ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                           252,275            252,712
    Unamortized loss on reacquired debt                        53,180             53,780
    Other regulatory assets                                    84,738             79,461
  Other                                                        13,273             13,952
                                                           ----------         ----------
           Total                                              403,466            399,905
                                                           ----------         ----------

           TOTAL                                           $4,072,327         $4,106,877
                                                           ==========         ==========
See Notes to Financial Statements.


                         ENTERGY ARKANSAS, INC.
                           BALANCE SHEETS
                 March 31, 1998 and December 31, 1997
                            (Unaudited)

                                                                 1998               1997
         LIABILITIES AND SHAREHOLDER'S EQUITY                        (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                             $105,924            $60,650
  Notes payable                                                      667                667
  Accounts payable:
    Associated companies                                          70,555             59,438
    Other                                                         76,472             76,405
  Customer deposits                                               24,433             23,437
  Taxes accrued                                                   96,365             77,327
  Accumulated deferred income taxes                               25,203             32,239
  Interest accrued                                                27,364             28,826
  Co-owner advances                                               12,068              7,666
  Deferred fuel cost                                               2,548             16,244
  Obligations under capital leases                                60,810             62,623
  Other                                                           14,427             21,696
                                                              ----------         ----------
           Total                                                 516,836            467,218
                                                              ----------         ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                              759,010            759,489
  Accumulated deferred investment tax credits                    102,616            103,899
  Obligations under capital leases                                82,700             83,841
  Other                                                          174,233            169,884
                                                              ----------         ----------
           Total                                               1,118,559          1,117,113
                                                              ----------         ----------

Long-term debt                                                 1,156,250          1,244,860
Preferred stock with sinking fund                                 31,027             31,027
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                60,000             60,000

Shareholder's Equity:
  Preferred stock without sinking fund                           116,350            116,350
  Common stock, $0.01 par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares                                                470                470
  Additional Paid-in capital                                     590,134            590,134
  Retained earnings                                              482,701            479,705
                                                              ----------         ----------
           Total                                               1,189,655          1,186,659
                                                              ----------         ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                              $4,072,327         $4,106,877
                                                              ==========         ==========
See Notes to Financial Statements.


                       ENTERGY ARKANSAS, INC.
                     SELECTED OPERATING RESULTS
          For the Three Months Ended March 31, 1998 and 1997
                           (Unaudited)


                                       Three Months Ended Increase/
            Description                1998      1997    (Decrease)      %
                                             (In Millions)
Electric Operating Revenues:
  Residential                         $ 120.9   $ 131.4    ($10.5)      (8)
  Commercial                             59.5      72.6     (13.1)     (18)
  Industrial                             72.3      81.6      (9.3)     (11)
  Governmental                            3.4       4.3      (0.9)     (21)
                                      ---------------------------
    Total retail                        256.1     289.9     (33.8)     (12)
  Sales for resale
     Associated companies                34.2      60.8     (26.6)     (44)
     Non-associated companies            44.2      44.2         -        -
  Other                                  (4.6)    (20.2)     15.6       77
                                      ---------------------------
    Total                             $ 329.9   $ 374.7    ($44.8)     (12)
                                      ===========================
Billed Electric Energy
 Sales (GWH):
  Residential                           1,504     1,518       (14)      (1)
  Commercial                            1,003     1,008        (5)       -
  Industrial                            1,566     1,570        (4)       -
  Governmental                             55        60        (5)      (8)
                                      ---------------------------
    Total retail                        4,128     4,156       (28)      (1)
  Sales for resale
     Associated companies               1,638     2,974    (1,336)     (45)
     Non-associated companies           1,173     1,496      (323)     (22)
                                      ---------------------------
    Total                               6,939     8,626    (1,687)     (20)
                                      ===========================

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income decreased for the first quarter of 1998 primarily due to a decrease in operating revenues and an increase in operating expenses, partially offset by a decrease in interest charges and lower income taxes.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1998 and 1997 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

     The changes in electric operating revenues for the first quarter of 1998 are as follows:
                                                     First Quarter
Description                                       Increase/(Decrease)
                                                     (In Millions)

Change in base revenues                                  ($10.2)
Fuel cost recovery                                         (1.6)
Sales volume/weather                                          -
Other revenue (including unbilled)                        (13.1)
Sales for resale                                            8.6
                                                         ------
   Total                                                 ($16.3)
                                                         ======

      Electric operating revenues decreased for the first quarter of 1998 primarily due to decreases in base revenues and other revenue (primarily unbilled revenue). These decreases are partially offset by an increase in sales for resale. Base revenues decreased primarily due to aggressive pricing strategies for targeted customer segments, the reserve accrued in the first quarter of 1998 for rate refunds for Texas retail customers, and a base rate reduction in Louisiana in the first quarter of 1998. This decrease is partially offset by a Louisiana reserve accrued in the first quarter of 1997. Unbilled revenues decreased as a result of decreased pricing due to a rate reduction in the first quarter of 1998 as compared to the first quarter of 1997. Sales for resale increased due to an increase in sales to non-associated utilities and additional revenues related to the sale of energy from the 30% interest in River Bend transferred by the Cajun bankruptcy trustee to Entergy Gulf States in December 1997.

      Gas operating revenues decreased for the first quarter of 1998 due to a lower unit price for gas purchased for resale. Steam operating revenues decreased for the first quarter of 1998 primarily due to changes in the customer contract in 1996, which were not fully effective in the first quarter of 1997.

Expenses

      Operating expenses increased slightly for the first quarter of 1998 primarily due to increased other operation and maintenance expenses, partially offset by a decrease in the amortization of rate deferrals. Other operation and maintenance expenses increased as a result of the inclusion of expenses related to the 30% interest in River Bend transferred by the Cajun bankruptcy trustee to Entergy Gulf States in December 1997. Entergy Gulf States now includes 100% of River Bend's operation and maintenance expenses in its operating expenses, as compared to 70% of such expenses in the first quarter of 1997. The amortization of rate deferrals decreased for the first quarter of 1998 due to the expiration of the Louisiana retail phase-in plan for River Bend in February 1998.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Other

      Interest charges decreased for the first quarter of 1998 primarily due to the retirement of certain long-term debt in 1997.

     The effective income tax rates for the first quarter of 1998 and 1997 were 46.8% and 37.9%, respectively. The increase in 1998 is primarily due to the increased reversal of previously recorded AFUDC amounts included in depreciation.


                        ENTERGY GULF STATES, INC.
                          STATEMENTS OF INCOME
           For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                                               1998            1997
                                                                 (In Thousands)
Operating Revenues:
  Electric                                                   $431,864        $448,138
  Natural gas                                                  17,245          22,101
  Steam products                                                8,400          11,089
                                                             --------        --------
        Total                                                 457,509         481,328
                                                             --------        --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses, and
     gas purchased for resale                                 118,286         120,392
    Purchased power                                            78,660          79,341
    Nuclear refueling outage expenses                           4,549           2,645
    Other operation and maintenance                            98,539          83,262
  Depreciation, amortization, and decommissioning              54,297          52,968
  Taxes other than income taxes                                30,911          29,207
  Other regulatory credits                                     (6,336)         (5,865)
  Amortization of rate deferrals                               14,942          26,364
                                                             --------        --------
        Total                                                 393,848         388,314
                                                             --------        --------

Operating Income                                               63,661          93,014
                                                             --------        --------

Other Income:
  Allowance for equity funds used
    during construction                                           612             725
  Miscellaneous - net                                           3,960           4,101
                                                             --------        --------
        Total                                                   4,572           4,826
                                                             --------        --------

Interest Charges:
  Interest on long-term debt                                   38,371          41,986
  Other interest - net                                            744           2,738
  Distributions on preferred securities of subsidiary           1,860           1,322
  Allowance for borrowed funds used
    during construction                                          (467)           (619)
                                                             --------        --------
        Total                                                  40,508          45,427
                                                             --------        --------

Income Before Income Taxes                                     27,725          52,413

Income Taxes                                                   12,969          19,878
                                                             --------        --------

Net Income                                                     14,756          32,535

Preferred and Preference Stock
  Dividend Requirements and Other                               4,814           8,943
                                                             --------        --------

Earnings Applicable to Common Stock                            $9,942         $23,592
                                                             ========        ========
See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                        STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                                                    1998               1997
                                                                         (In Thousands)
Operating Activities:
  Net income                                                       $14,756            $32,535
  Noncash items included in net income:
    Amortization of rate deferrals                                  14,942             26,364
    Other regulatory credits                                        (6,336)            (5,865)
    Depreciation, amortization, and decommissioning                 54,297             52,968
    Deferred income taxes and investment tax credits               (12,750)             6,614
    Allowance for equity funds used during construction               (612)              (725)
  Changes in working capital:
    Receivables                                                     29,735            (15,453)
    Fuel inventory                                                  (3,252)             3,838
    Accounts payable                                               (23,962)           (19,558)
    Taxes accrued                                                   17,416              4,981
    Interest accrued                                                 7,812              7,099
    Deferred fuel                                                   14,027             (3,648)
    Other working capital accounts                                   6,790             12,860
  Decommissioning trust contributions and realized
    change in trust assets                                          (4,005)            (1,926)
  Provision for estimated losses and reserves                       (3,574)            (2,284)
  Other                                                              9,458             12,859
                                                                  --------           --------
    Net cash flow provided by operating activities                 114,742            110,659
                                                                  --------           --------

Investing Activities:
  Construction expenditures                                        (21,553)           (27,932)
  Allowance for equity funds used during construction                  612                725
  Nuclear fuel purchases                                              (153)                 -
  Proceeds from sale/leaseback of nuclear fuel                         146                  -
                                                                  --------           --------
    Net cash flow used in investing activities                     (20,948)           (27,207)
                                                                  --------           --------

Financing Activities:
  Proceeds from the issuance of
    preferred securities of subsidiary trust                             -             82,323
  Retirement of first mortgage bonds                               (25,000)           (41,965)
  Redemption of preferred and preference stock                      (2,250)           (89,367)
  Dividends paid:
    Common stock                                                   (71,358)                 -
    Preferred and preference stock                                  (4,814)            (6,940)
                                                                  --------           --------
    Net cash flow used in financing activities                    (103,422)           (55,949)
                                                                  --------           --------

Net increase (decrease) in cash and cash equivalents                (9,628)            27,503

Cash and cash equivalents at beginning of period                   165,164            122,406
                                                                  --------           --------

Cash and cash equivalents at end of period                        $155,536           $149,909
                                                                  ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                           $29,047            $34,925
    Income taxes                                                    $7,455                  -
  Noncash investing and financing activities:
    Change in unrealized appreciation of
      decommissioning trust assets                                  $2,278                $41

See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                             BALANCE SHEETS
                 March 31, 1998 and December 31, 1997
                              (Unaudited)

                                                               1998            1997
                       ASSETS                                    (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                      $7,967        $10,549
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                  38,810         37,389
        Other                                                108,759        117,226
                                                          ----------     ----------
           Total cash and cash equivalents                   155,536        165,164
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.8 million in 1998 and 1997)                        80,245         99,762
    Associated companies                                      11,166          9,024
    Other                                                     24,344         32,837
    Accrued unbilled revenues                                 70,958         74,825
  Deferred fuel costs                                        131,730        145,757
  Accumulated deferred income taxes                           27,683         22,093
  Fuel inventory - at average cost                            40,879         37,627
  Materials and supplies - at average cost                   109,393        104,690
  Rate deferrals                                               9,077         21,749
  Prepayments and other                                       14,905         21,680
                                                          ----------     ----------
           Total                                             675,916        735,208
                                                          ----------     ----------

Other Property and Investments:
  Decommissioning trust fund                                 193,745        187,462
  Other - at cost (less accumulated depreciation)            176,848        176,953
                                                          ----------     ----------
           Total                                             370,593        364,415
                                                          ----------     ----------

Utility Plant:
  Electric                                                 7,186,550      7,168,668
  Natural Gas                                                 48,460         47,656
  Steam products                                              81,881         82,289
  Property under capital leases                               66,677         67,946
  Construction work in progress                               92,100         90,333
  Nuclear fuel under capital lease                            48,600         54,390
  Nuclear fuel                                                20,466         23,051
                                                          ----------     ----------
           Total                                           7,544,734      7,534,333
  Less - accumulated depreciation and amortization         3,044,950      2,996,147
                                                          ----------     ----------
           Utility plant - net                             4,499,784      4,538,186
                                                          ----------     ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                            96,140         98,410
    SFAS 109 regulatory asset - net                          376,902        376,275
    Unamortized loss on reacquired debt                       46,987         48,417
    Other regulatory assets                                   86,152         86,819
    Long-term receivables                                     36,301         36,984
  Other                                                      210,802        203,923
                                                          ----------     ----------
           Total                                             853,284        850,828
                                                          ----------     ----------

           TOTAL                                          $6,399,577     $6,488,637
                                                          ==========     ==========
See Notes to Financial Statements.

                      ENTERGY GULF STATES, INC.
                          BALANCE SHEETS
               March 31, 1998 and December 31, 1997
                           (Unaudited)

                                                             1998           1997
         LIABILITIES AND SHAREHOLDER'S EQUITY                    (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                          $190,890       $190,890
  Accounts payable:
    Associated companies                                       55,835         48,726
    Other                                                      78,373        109,444
  Customer deposits                                            31,424         30,311
  Taxes accrued                                                65,734         48,318
  Interest accrued                                             52,966         45,154
  Nuclear refueling reserve                                     7,332          3,386
  Obligations under capital leases                             30,307         30,280
  Other                                                        17,305         17,646
                                                           ----------     ----------
           Total                                              530,166        524,155
                                                           ----------     ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                         1,127,422      1,124,644
  Accumulated deferred investment tax credits                 206,271        215,438
  Obligations under capital leases                             84,971         92,055
  Deferred River Bend finance charges                           4,646          9,330
  Other                                                       925,659        914,079
                                                           ----------     ----------
           Total                                            2,348,969      2,355,546
                                                           ----------     ----------

Long-term debt                                              1,677,775      1,702,719
Preferred stock with sinking fund                              66,728         68,978
Preference stock                                              150,000        150,000
Company - obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely junior subordinated deferrable debentures           85,000         85,000


Shareholder's Equity:
  Preferred stock without sinking fund                         51,444         51,444
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares                                                114,055        114,055
  Additional paid-in capital                                1,152,575      1,152,575
  Retained earnings                                           222,865        284,165
                                                           ----------     ----------
           Total                                            1,540,939      1,602,239
                                                           ----------     ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                           $6,399,577     $6,488,637
                                                           ==========     ==========
See Notes to Financial Statements.

                       ENTERGY GULF STATES, INC.
                      SELECTED OPERATING RESULTS
        For the Three Months Ended March 31, 1998 and 1997
                             (Unaudited)

                                      Three Months Ended  Increase/
            Description                1998      1997    (Decrease)      %
                                             (In Millions)
Electric Department Operating
Revenues:
  Residential                         $ 128.3   $ 133.6    ($ 5.3)      (4)
  Commercial                            100.4     105.4      (5.0)      (5)
  Industrial                            175.6     177.9      (2.3)      (1)
  Governmental                           10.6       8.0       2.6       33
                                      ---------------------------
    Total retail                        414.9     424.9     (10.0)      (2)
  Sales for resale
     Associated companies                 1.8       9.0      (7.2)     (80)
     Non-associated companies            21.5       5.7      15.8      277
  Other (1)                              (6.3)      8.6     (14.9)    (173)
                                      ---------------------------
    Total Electric Department         $ 431.9   $ 448.2   ($ 16.3)      (4)
                                      ===========================
Billed Electric Energy
 Sales (GWH):
  Residential                           1,720     1,793       (73)      (4)
  Commercial                            1,441     1,488       (47)      (3)
  Industrial                            4,348     4,165       183        4
  Governmental                            154       115        39       34
                                      ---------------------------
    Total retail                        7,663     7,561       102        1
  Sales for resale
     Associated companies                  57        46        11       24
     Non-associated companies             501       664      (163)     (25)
                                      ---------------------------
    Total Electric Department           8,221     8,271       (50)      (1)
                                      ===========================

(1) Includes the effect of the provision for rate refunds.

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income decreased for the first quarter of 1998 primarily due to a decrease in electric operating revenues, partially offset by a decrease in operating expenses and lower income taxes.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1998 and 1997 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

     The changes in electric operating revenues for the first quarter of 1998 are as follows:
                                                    First Quarter
Description                                      Increase/(Decrease)
                                                    (In Millions)

Change in base revenues                                 ($8.4)
Fuel cost recovery                                      (46.1)
Sales volume/weather                                    (16.0)
Other revenue (including unbilled)                       (7.1)
Sales for resale                                         (0.3)
                                                       ------
   Total                                               ($77.9)
                                                       ======

      Electric operating revenues decreased for the first quarter of 1998 primarily due to lower fuel adjustment revenues, which do not affect net income, decreases in base revenues and other revenues, and lower sales volume. Fuel adjustment revenues decreased due to lower sales volume and pricing. Base revenues decreased due to a base rate reduction that became effective in the third quarter of 1997. The decrease in other revenue, primarily unbilled revenue, is due to a decrease in sales volume and pricing. Sales volume decreased due to the loss of a large industrial customer as well as substantially lower sales to another large industrial customer during the current period due to customer cogeneration. Milder weather in the first quarter of 1998 also contributed to the lower sales volume.

Expenses

      Operating expenses decreased for the first quarter of 1998 primarily due to a decrease in fuel and purchased power expenses as a result of decreased generation as a result of lower sales volume and lower gas prices.

Other

     The effective income tax rates for the first quarter of 1998 and 1997 were 46.9% and 40.8%, respectively. The increase in 1998 is primarily due to the impact of a research and experimentation credit recorded in the first quarter of 1997.

                        ENTERGY LOUISIANA, INC.
                         STATEMENTS OF INCOME
         For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                                                  1998               1997
                                                                       (In Thousands)

Operating Revenues                                               $356,038           $433,983
                                                                 --------           --------
Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                                74,702            112,916
     Purchased power                                               87,996             96,196
     Nuclear refueling outage expenses                              5,435              3,975
     Other operation and maintenance                               71,024             74,085
  Depreciation, amortization, and decommissioning                  44,078             44,371
  Taxes other than income taxes                                    18,458             18,239
  Other regulatory charges (credits)                                 (877)             3,495
  Amortization of rate deferrals                                        -              2,826
                                                                 --------           --------
        Total                                                     300,816            356,103
                                                                 --------           --------

Operating Income                                                   55,222             77,880
                                                                 --------           --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                                361                218
  Miscellaneous - net                                               2,140               (641)
                                                                 --------           --------
        Total                                                       2,501               (423)
                                                                 --------           --------

Interest Charges:
  Interest on long-term debt                                       28,762             30,083
  Other interest - net                                              1,506              1,935
  Distributions on preferred securities of subsidiary               1,575              1,575
  Allowance for borrowed funds used
   during construction                                               (333)              (378)
                                                                 --------           --------
        Total                                                      31,510             33,215
                                                                 --------           --------

Income Before Income Taxes                                         26,213             44,242

Income Taxes                                                       12,296             18,070
                                                                 --------           --------

Net Income                                                         13,917             26,172

Preferred Stock Dividend Requirements
  and Other                                                         3,253              3,592
                                                                 --------           --------

Earnings Applicable to Common Stock                               $10,664            $22,580
                                                                 ========           ========

See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.
                        STATEMENTS OF CASH FLOWS
          For the Three Months ended March 31, 1998 and 1997
                              (Unaudited)

                                                                       1998            1997
                                                                          (In Thousands)
Operating Activities:
  Net income                                                          $13,917          $26,172
  Noncash items included in net income:
    Amortization of rate deferrals                                          -            2,826
    Other regulatory charges (credits)                                   (877)           3,495
    Depreciation, amortization, and decommissioning                    44,078           44,371
    Deferred income taxes and investment tax credits                  (12,317)         (17,008)
    Allowance for equity funds used during construction                  (361)            (218)
  Changes in working capital:
    Receivables                                                        21,549            2,259
    Accounts payable                                                  (38,381)         (33,184)
    Taxes accrued                                                      29,713           23,535
    Interest accrued                                                   (8,091)         (21,862)
    Deferred fuel                                                      16,221           23,843
    Other working capital accounts                                        600           18,534
  Decommissioning trust contributions and realized
    change in trust assets                                             (2,860)          (4,393)
  Provision for estimated losses and reserves                           1,120            2,586
  Other                                                                   353            5,239
                                                                     --------         --------
    Net cash flow provided by operating activities                     64,664           76,195
                                                                     --------         --------

Investing Activities:
  Construction expenditures                                           (19,325)         (12,421)
  Allowance for equity funds used during construction                     361              218
  Nuclear fuel purchases                                                    -          (32,685)
  Proceeds from sale/leaseback of nuclear fuel                              -           32,685
                                                                     --------         --------
    Net cash flow used in investing activities                        (18,964)         (12,203)
                                                                     --------         --------

Financing Activities:
  Proceeds from the issuance of first mortgage bonds                  112,556                -
  Retirement of first mortgage bonds                                  (35,000)         (16,000)
  Redemption of preferred stock                                             -           (7,500)
  Changes in short-term borrowings - net                                    -           (6,694)
  Dividends paid:
    Common stock                                                       (5,200)         (26,900)
    Preferred stock                                                    (3,253)          (3,490)
                                                                     --------         --------
    Net cash flow provided by (used in) financing activities           69,103          (60,584)
                                                                     --------         --------

Net increase in cash and cash equivalents                             114,803            3,408

Cash and cash equivalents at beginning of period                       49,749           23,746
                                                                     --------         --------

Cash and cash equivalents at end of period                           $164,552          $27,154
                                                                     ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest - net of amount capitalized                             $36,780          $52,242
     Income taxes                                                      $8,400                -
   Noncash investing and financing activities:
     Change in unrealized appreciation (depreciation) of
        decommissioning trust assets                                   $2,358            ($321)

See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.
                           BALANCE SHEETS
                March 31, 1998 and December 31, 1997
                            (Unaudited)

                                                               1998               1997
                      ASSETS                                      (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                        $5,366           $5,148
    Temporary cash investments - at cost,
      which approximates market                                 43,625           44,601
    Special deposits                                           115,561                -
                                                            ----------       ----------
           Total cash and cash equivalents                     164,552           49,749
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.2 million in 1998 and 1997)                          55,479           69,566
    Associated companies                                        16,081           15,035
    Other                                                        8,897            7,441
    Accrued unbilled revenues                                   51,910           61,874
  Accumulated deferred income taxes                             19,789           10,994
  Materials and supplies - at average cost                      83,937           82,850
  Deferred nuclear refueling outage costs                       21,741           27,176
  Prepayments and other                                         15,728           10,793
                                                            ----------       ----------
           Total                                               438,114          335,478
                                                            ----------       ----------

Other Property and Investments:
  Nonutility property                                           22,525           22,525
  Decommissioning trust fund                                    70,322           65,104
  Investment in subsidiary companies - at equity                14,230           14,230
                                                            ----------       ----------
           Total                                               107,077          101,859
                                                            ----------       ----------

Utility Plant:
  Electric                                                   5,071,875        5,058,130
  Property under capital leases                                233,513          233,513
  Construction work in progress                                 53,386           52,632
  Nuclear fuel under capital lease                              48,880           57,811
  Nuclear fuel                                                   1,560            1,560
                                                            ----------       ----------
           Total                                             5,409,214        5,403,646
  Less - accumulated depreciation and amortization           2,057,877        2,021,392
                                                            ----------       ----------
           Utility plant - net                               3,351,337        3,382,254
                                                            ----------       ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                            273,572          278,234
    Unamortized loss on reacquired debt                         32,448           33,468
    Other regulatory assets                                     29,500           29,991
  Other                                                         16,053           14,116
                                                            ----------       ----------
           Total                                               351,573          355,809
                                                            ----------       ----------

           TOTAL                                            $4,248,101       $4,175,400
                                                            ==========       ==========
See Notes to Financial Statements.


                        ENTERGY LOUISIANA, INC.
                            BALANCE SHEETS
                March 31, 1998 and December 31, 1997
                             (Unaudited)

                                                                1998               1997
        LIABILITIES AND SHAREHOLDER'S EQUITY                       (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                            $115,892          $35,300
  Accounts payable:
    Associated companies                                         42,119           43,508
    Other                                                        58,894           95,886
  Customer deposits                                              55,512           55,331
  Taxes accrued                                                  54,956           25,243
  Interest accrued                                               26,480           34,571
  Dividends declared                                              3,253            3,253
  Deferred fuel costs                                            19,489            3,268
  Obligations under capital leases                               42,064           29,232
  Other                                                           9,584            8,578
                                                             ----------       ----------
           Total                                                428,243          334,170
                                                             ----------       ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                             807,096          813,748
  Accumulated deferred investment tax credits                   132,879          134,276
  Obligations under capital leases                                6,816           28,579
  Deferred interest - Waterford 3 lease obligation               18,605           17,799
  Other                                                         122,476          119,519
                                                             ----------       ----------
           Total                                              1,087,872        1,113,921
                                                             ----------       ----------

Long-term debt                                                1,337,677        1,338,464
Preferred stock with sinking fund                                85,000           85,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures               70,000           70,000

Shareholder's Equity:
  Preferred stock without sinking fund                          100,500          100,500
  Common stock, no par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares                                        1,088,900        1,088,900
  Capital stock expense and other                                (2,321)          (2,321)
  Retained earnings                                              52,230           46,766
                                                             ----------       ----------
           Total                                              1,239,309        1,233,845
                                                             ----------       ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                             $4,248,101       $4,175,400
                                                             ==========       ==========
See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.
                      SELECTED OPERATING RESULTS
         For the Three Months Ended March 31, 1998 and 1997
                             (Unaudited)

                                     Three Months Ended   Increase/
            Description                1998      1997    (Decrease)     %
                                            (In Millions)
Electric Operating Revenues:
  Residential                         $ 114.1   $ 133.3   ($ 19.2)     (14)
  Commercial                             78.7      89.5     (10.8)     (12)
  Industrial                            149.5     188.1     (38.6)     (21)
  Governmental                            8.3       9.0      (0.7)      (8)
                                      ---------------------------
    Total retail                        350.6     419.9     (69.3)     (17)
  Sales for resale
     Associated companies                 0.9       0.3       0.6      200
     Non-associated companies            11.0      11.9      (0.9)      (8)
  Other (1)                              (6.5)      1.8      (8.3)    (461)
                                      ---------------------------
    Total                             $ 356.0   $ 433.9    ($77.9)     (18)
                                      ===========================
Billed Electric Energy
 Sales (GWH):
  Residential                           1,656     1,723       (67)      (4)
  Commercial                            1,089     1,103       (14)      (1)
  Industrial                            3,641     4,325      (684)     (16)
  Governmental                            124       119         5        4
                                      ---------------------------
    Total retail                        6,510     7,270      (760)     (10)
  Sales for resale
     Associated companies                  28         7        21      300
     Non-associated companies             153       140        13        9
                                      ---------------------------
    Total                               6,691     7,417      (726)     (10)
                                      ===========================
(1) Includes the effect of the provision for rate refunds.

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income decreased for the first quarter of 1998 primarily as a result of an increase in operating expenses, partially offset by an increase in electric operating revenues.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1998 and 1997 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

     The changes in electric operating revenues for the first quarter of 1998 are as follows:
                                                     First Quarter
Description                                       Increase/(Decrease)
                                                     (In Millions)

Change in base revenues                                  ($2.2)
Grand Gulf rate riders                                     1.5
Fuel cost recovery                                        (4.1)
Sales volume/weather                                       1.0
Other revenue (including unbilled)                         3.2
Sales for resale                                           5.3
                                                          ----
   Total                                                  $4.7
                                                          ====

      Electric operating revenues increased for the first quarter of 1998 primarily due to an increase in sales for resale and other revenue (primarily unbilled revenue), partially offset by a decrease in fuel adjustment revenues, which do not affect net income. Sales for resale increased as a result of an increase in sales to associated companies primarily due to changes in generation requirements and availability among the domestic utility companies. The decrease in fuel adjustment revenues is due to an MPSC order, effective May 1, 1997, that changed fuel recovery pricing to a fixed fuel factor, which is adjusted annually. The increase in unbilled revenue is primarily a result of the prior year's unfavorable price variance in fuel revenues that is not recurring in the current year due to the fixed fuel factor.

Expenses

      Operating expenses increased for the first quarter of 1998 primarily due to an increase in fuel expenses and a decrease in other regulatory credits, partially offset by decreases in purchased power expenses and other operation and maintenance expenses. The increase in fuel expenses is due to increased generation requirements and a shift from higher priced purchased power to lower priced fossil fuel. The decrease in other regulatory credits is a result of the decrease in the under-recovery of Grand Gulf 1 related costs. Other operation and maintenance expenses decreased primarily as a result of higher loss reserve expenses associated with the settlement of an injury claim and increased materials and supplies expense in the first quarter of 1997.

Other

      The effective income tax rate of 21.6% for the first quarter of 1998 remained relatively unchanged from the rate of 23.7% for the first quarter of 1997.

                        ENTERGY MISSISSIPPI, INC.
                          STATEMENTS OF INCOME
           For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                                     1998           1997
                                                         (In Thousands)

Operating Revenues                                   $205,017       $200,328

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses                       51,312         40,023
     Purchased power                                   66,594         70,359
     Other operation and maintenance                   27,823         30,020
  Depreciation and amortization                        11,315         10,699
  Taxes other than income taxes                        11,155         10,336
  Other regulatory credits                            (14,578)       (19,514)
  Amortization of rate deferrals                       34,990         35,711
                                                     --------       --------
        Total                                         188,611        177,634
                                                     --------       --------

Operating Income                                       16,406         22,694
                                                     --------       --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                     20            286
  Miscellaneous - net                                   1,027           (312)
                                                     --------       --------
        Total                                           1,047            (26)
                                                     --------       --------

Interest Charges:
  Interest on long-term debt                            9,576         10,623
  Other interest - net                                  1,295          1,336
  Allowance for borrowed funds used
   during construction                                    (40)          (231)
                                                     --------       --------
        Total                                          10,831         11,728
                                                     --------       --------

Income Before Income Taxes                              6,622         10,940

Income Taxes                                            1,428          2,588
                                                     --------       --------

Net Income                                              5,194          8,352

Preferred Stock Dividend Requirements
  and Other                                               843          1,115
                                                     --------       --------

Earnings Applicable to Common Stock                    $4,351         $7,237
                                                     ========       ========

See Notes to Financial Statements.

                      ENTERGY MISSISSIPPI, INC.
                      STATEMENTS OF CASH FLOWS
        For the Three Months Ended March 31, 1998 and 1997
                             (Unaudited)

                                                                       1998              1997
                                                                           (In Thousands)
Operating Activities:
  Net income                                                           $5,194            $8,352
  Noncash items included in net income:
    Amortization of rate deferrals                                     34,990            35,711
    Other regulatory credits                                          (14,578)          (19,514)
    Depreciation and amortization                                      11,315            10,699
    Deferred income taxes and investment tax credits                   (6,485)           (6,269)
    Allowance for equity funds used during construction                   (20)             (286)
  Changes in working capital:
    Receivables                                                         5,930            23,627
    Accounts payable                                                    1,213            (7,461)
    Taxes accrued                                                      (9,085)           (7,668)
    Interest accrued                                                     (339)           (4,197)
    Other working capital accounts                                         64               951
  Other                                                                (3,668)            1,739
                                                                     --------          --------
    Net cash flow provided by operating activities                     24,531            35,684
                                                                     --------          --------

Investing Activities:
  Construction expenditures                                            (7,908)          (10,468)
  Allowance for equity funds used during construction                      20               286
                                                                     --------          --------
    Net cash flow used in investing activities                         (7,888)          (10,182)
                                                                     --------          --------

Financing Activities:
  Redemption of preferred stock                                             -            (7,000)
  Changes in short-term borrowings - net                              (13,202)          (11,141)
  Dividends paid:
    Common stock                                                       (4,300)           (9,200)
    Preferred stock                                                      (842)           (1,128)
                                                                     --------          --------
    Net cash flow used in financing activities                        (18,344)          (28,469)
                                                                     --------          --------

Net decrease in cash and cash equivalents                              (1,701)           (2,967)

Cash and cash equivalents at beginning of period                        6,816             9,498
                                                                     --------          --------

Cash and cash equivalents at end of period                             $5,115            $6,531
                                                                     ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                              $10,871           $15,620
    Income taxes                                                      ($1,879)                -

See Notes to Financial Statements.

                      ENTERGY MISSISSIPPI, INC.
                          BALANCE SHEETS
                March 31, 1998 and December 31, 1997
                            (Unaudited)

                                                               1998             1997
                        ASSETS                                     (In Thousands)
Current Assets:
  Cash and cash equivalents                                    $5,115          $6,816
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1 million in 1998 and 1997)                           35,544          36,636
    Associated companies                                       10,775           6,842
    Other                                                       2,908           4,139
    Accrued unbilled revenues                                  42,453          49,993
  Deferred fuel costs                                          15,203          14,967
  Fuel inventory - at average cost                              3,357           3,386
  Materials and supplies - at average cost                     19,093          17,657
  Rate deferrals                                               69,979         104,969
  Prepayments and other                                        16,680          24,896
                                                           ----------      ----------
           Total                                              221,107         270,301
                                                           ----------      ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity                5,531           5,531
  Other - at cost (less accumulated depreciation)               7,735           7,757
                                                           ----------      ----------
           Total                                               13,266          13,288
                                                           ----------      ----------

Utility Plant:
  Electric                                                  1,694,094       1,687,400
  Construction work in progress                                22,983          22,960
                                                           ----------      ----------
           Total                                            1,717,077       1,710,360
  Less - accumulated depreciation and amortization            666,474         656,828
                                                           ----------      ----------
           Utility plant - net                              1,050,603       1,053,532
                                                           ----------      ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                            24,778          22,993
    Unamortized loss on reacquired debt                         8,191           8,404
    Other regulatory assets                                    87,084          64,827
  Other                                                         6,121           6,216
                                                           ----------      ----------
           Total                                              126,174         102,440
                                                           ----------      ----------

           TOTAL                                           $1,411,150      $1,439,561
                                                           ==========      ==========
See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                            BALANCE SHEETS
                March 31, 1998 and December 31, 1997
                             (Unaudited)

                                                         1998             1997
      LIABILITIES AND SHAREHOLDER'S EQUITY                  (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                         $20             $20
  Notes payable - associated companies                   33,960          47,162
  Accounts payable:
    Associated companies                                 43,334          36,057
    Other                                                 5,212          11,276
  Customer deposits                                      24,133          24,084
  Taxes accrued                                          23,229          32,314
  Accumulated deferred income taxes                      30,893          44,277
  Interest accrued                                       13,970          14,309
  Other                                                   2,806           2,806
                                                     ----------      ----------
           Total                                        177,557         212,305
                                                     ----------      ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                     253,561         244,464
  Accumulated deferred investment tax credits            23,538          23,915
  Other                                                  13,409          15,892
                                                     ----------      ----------
           Total                                        290,508         284,271
                                                     ----------      ----------

Long-term debt                                          464,205         464,156

Shareholder's Equity:
  Preferred stock without sinking fund                   50,381          50,381
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares                                    199,326         199,326
  Capital stock expense and other                           (59)            (59)
  Retained earnings                                     229,232         229,181
                                                     ----------      ----------
           Total                                        478,880         478,829
                                                     ----------      ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                     $1,411,150      $1,439,561
                                                     ==========      ==========
See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                       SELECTED OPERATING RESULTS
           For the Three Months Ended March 31, 1998 and 1997
                                (Unaudited)

                                      Three Months Ended  Increase/
            Description                1998      1997    (Decrease)      %
                                             (In Millions)
Electric Operating Revenues:
  Residential                          $ 74.9    $ 75.2    ($ 0.3)       -
  Commercial                             62.8      64.5      (1.7)      (3)
  Industrial                             41.4      43.0      (1.6)      (4)
  Governmental                            6.5       6.7      (0.2)      (3)
                                      ---------------------------
    Total retail                        185.6     189.4      (3.8)      (2)
  Sales for resale
     Associated companies                17.2      11.0       6.2       56
     Non-associated companies             4.2       5.1      (0.9)     (18)
  Other                                  (2.0)     (5.2)      3.2       62
                                      ---------------------------
    Total                             $ 205.0   $ 200.3     $ 4.7        2
                                      ===========================
Billed Electric Energy
 Sales (GWH):
  Residential                           1,004       991        13        1
  Commercial                              836       819        17        2
  Industrial                              739       723        16        2
  Governmental                             76        80        (4)      (5)
                                      ---------------------------
    Total retail                        2,655     2,613        42        2
  Sales for resale
     Associated companies                 380       197       183       93
     Non-associated companies              65       102       (37)     (36)
                                      ---------------------------
    Total                               3,100     2,912       188        6
                                      ===========================

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Net Income

      Net income (loss) decreased for the first quarter of 1998 primarily due to a decrease in electric and gas operating revenues, partially offset by a decrease in operating expenses and lower income taxes.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1998 and 1997 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

     The changes in electric operating revenues for the first quarter of 1998 are as follows:
                                                     First Quarter
Description                                       Increase/(Decrease)
                                                     (In Millions)

Change in base revenues                                  ($3.5)
Fuel cost recovery                                        (5.6)
Sales volume/weather                                      (1.7)
Other revenue (including unbilled)                        (0.2)
Sales for resale                                           1.9
                                                         -----
   Total                                                 ($9.1)
                                                         =====

      Electric operating revenues decreased for the first quarter of 1998 primarily due to decreases in base revenues, fuel adjustment revenues, and sales volume partially offset by an increase in sales for resale. Fuel adjustment revenues (which do not affect net income) decreased because of lower fuel prices. The decrease in 1998 base revenues is primarily due to reductions in residential and commercial rates that went into effect in August 1997. Sales volume decreased due to milder weather in the current period. The increase in sales for resale resulted from an increase in electric sales to associated companies primarily due to change in the generation requirements and availability among the domestic utility companies. Additionally, Entergy New Orleans wrote off unrecoverable receivables of $1.6 million during the first quarter of 1998 contributing to the net decrease in other revenue.

      Gas operating revenues decreased for the first quarter of 1998 primarily due to a lower unit purchase price for gas purchased for resale.

Expenses

      Operating expenses decreased for the first quarter of 1998 primarily due to decreases in fuel and purchased power expenses and an increase in other regulatory credits. These decreases are partially offset by an increase in other operation and maintenance expenses. Gas purchased for resale decreased due to lower gas prices. This decrease is partially offset by an increase in fuel expenses as a result of increased generation requirements and a shift from higher priced purchased power to lower priced fossil fuel. The increase in other regulatory credits is primarily a result of the net under-recovery of Grand Gulf 1 related costs in the first quarter of 1998 compared to the net over-recovery in the first quarter of 1997. Other operation and maintenance expenses increased for the first quarter of 1998 primarily due to an increase in administrative and general salary expense.

Other

     The effective income tax rates for the first quarter of 1998 and 1997 were (7.4%) and 43.8%, respectively. The income tax benefit generated from the net loss in the first quarter of 1998 was offset by the increased reversal of previously recorded AFUDC amounts included in depreciation.

                      ENTERGY NEW ORLEANS, INC.
                     STATEMENTS OF INCOME (LOSS)
         For the Three Months Ended March 31, 1998 and 1997
                             (Unaudited)

                                                          1998              1997
                                                              (In Thousands)
Operating Revenues:
  Electric                                               $80,482           $89,561
  Natural gas                                             33,181            35,395
                                                        --------          --------
        Total                                            113,663           124,956
                                                        --------          --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses,
     and gas purchased for resale                         38,891            42,782
    Purchased power                                       34,761            36,582
    Other operation and maintenance                       17,143            15,255
  Depreciation and amortization                            5,781             5,193
  Taxes other than income taxes                            9,488             8,886
  Other regulatory charges (credits)                      (2,393)             (345)
  Amortization of rate deferrals                           8,101             7,848
                                                        --------          --------
        Total                                            111,772           116,201
                                                        --------          --------

Operating Income                                           1,891             8,755
                                                        --------          --------

Other Income:
  Allowance for equity funds used
    during construction                                       99                80
  Miscellaneous - net                                        765                31
                                                        --------          --------
        Total                                                864               111
                                                        --------          --------

Interest Charges:
  Interest on long-term debt                               3,430             3,623
  Other interest - net                                       241               291
  Allowance for borrowed funds used
    during construction                                      (76)              (63)
                                                        --------          --------
        Total                                              3,595             3,851
                                                        --------          --------

Income (Loss) Before Income Taxes                           (840)            5,015

Income Taxes                                                  62             2,197
                                                        --------          --------

Net Income (Loss)                                           (902)            2,818

Preferred Stock Dividend Requirements
  and Other                                                  241               241
                                                        --------          --------

Earnings Applicable to Common Stock                      ($1,143)           $2,577
                                                        ========          ========
See Notes to Financial Statements.

                     ENTERGY NEW ORLEANS, INC.
                     STATEMENTS OF CASH FLOWS
        For the Three Months Ended March 31, 1998 and 1997
                            (Unaudited)

                                                                       1998             1997
                                                                         (In Thousands)
Operating Activities:
  Net income (loss)                                                      ($902)         $2,818
  Noncash items included in net income (loss):
    Amortization of rate deferrals                                       8,101           7,848
    Other regulatory charges (credits)                                  (2,393)           (345)
    Depreciation and amortization                                        5,781           5,193
    Deferred income taxes and investment tax credits                    (3,696)         (3,654)
    Allowance for equity funds used during construction                    (99)            (80)
  Changes in working capital:
    Receivables                                                          4,216           6,890
    Accounts payable                                                    (4,327)         (2,210)
    Taxes accrued                                                        1,879           7,052
    Interest accrued                                                    (2,675)         (2,602)
    Other working capital accounts                                      (3,196)        (10,556)
  Other                                                                 (1,000)          2,241
                                                                       -------         -------
    Net cash flow provided by operating activities                       1,689          12,595
                                                                       -------         -------

Investing Activities:
  Construction expenditures                                             (3,426)           (684)
  Allowance for equity funds used during construction                       99              80
                                                                       -------         -------
    Net cash flow used in investing activities                          (3,327)           (604)
                                                                       -------         -------

Financing Activities:
  Dividends paid:
    Common stock                                                             -          (2,800)
    Preferred stock                                                       (241)           (482)
                                                                       -------         -------
   Net cash flow used in financing activities                             (241)         (3,282)
                                                                       -------         -------

Net increase (decrease) in cash and cash equivalents                    (1,879)          8,709

Cash and cash equivalents at beginning of period                        11,376          17,510
                                                                       -------         -------

Cash and cash equivalents at end of period                              $9,497         $26,219
                                                                       =======         =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                $6,195          $6,360
    Income taxes - net                                                  $2,323
                                                                                             -

See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                             BALANCE SHEETS
                March 31, 1998 and December 31, 1997
                             (Unaudited)

                                                             1998          1997
                       ASSETS                                   (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                    $1,834         $4,321
    Temporary cash investments - at cost,
      which approximates market:
       Associated companies                                  2,282          1,918
       Other                                                 5,381          5,137
                                                          --------       --------
           Total cash and cash equivalents                   9,497         11,376
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $0.7 million in 1998 and 1997)                      25,006         26,913
    Associated companies                                     2,304          1,081
    Other                                                    3,752          4,155
    Accrued unbilled revenues                               12,954         16,083
  Deferred electric fuel and resale gas costs                5,552          9,384
  Materials and supplies - at average cost                   9,572          9,389
  Rate deferrals                                            33,378         35,336
  Prepaid income taxes                                       8,619             54
  Prepayments and other                                      1,644          6,033
                                                          --------       --------
           Total                                           112,278        119,804
                                                          --------       --------

Other Property and Investments:
  Investment in subsidiary companies - at equity             3,259          3,259
                                                          --------       --------

Utility Plant:
  Electric                                                 509,716        508,338
  Natural gas                                              127,712        122,308
  Construction work in progress                             15,495         19,184
                                                          --------       --------
           Total                                           652,923        649,830
  Less - accumulated depreciation and amortization         360,774        355,854
                                                          --------       --------
           Utility plant - net                             292,149        293,976
                                                          --------       --------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                          58,049         64,192
    SFAS 109 regulatory asset - net                            234          1,202
    Unamortized loss on reacquired debt                      1,388          1,435
    Other regulatory assets                                 15,503         13,392
  Other                                                        870            890
                                                          --------       --------
           Total                                            76,044         81,111
                                                          --------       --------

           TOTAL                                          $483,730       $498,150
                                                          ========       ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                             BALANCE SHEETS
                 March 31, 1998 and December 31, 1997
                             (Unaudited)

                                                           1998          1997
        LIABILITIES AND SHAREHOLDER'S EQUITY                  (In Thousands)
Current Liabilities:
  Accounts payable:
    Associated companies                                  $15,106        $15,922
    Other                                                  13,994         17,505
  Customer deposits                                        17,474         16,982
  Taxes accrued                                             7,149          5,270
  Accumulated deferred income taxes                         9,824         11,544
  Interest accrued                                          2,374          5,049
  Provision for rate refund                                     -          3,108
  Other                                                     2,232          2,231
                                                         --------       --------
           Total                                           68,153         77,611
                                                         --------       --------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                        58,080         61,000
  Accumulated deferred investment tax credits               7,270          7,396
  Accumulated provision for property insurance             15,487         15,487
  Other                                                    15,538         16,327
                                                         --------       --------
           Total                                           96,375        100,210
                                                         --------       --------

Long-term debt                                            168,969        168,953

Shareholder's Equity:
  Preferred stock without sinking fund                     19,780         19,780
  Common Shareholder's Equity:
   Common stock, $4 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares                                       33,744         33,744
  Additional paid-in capital                               36,294         36,294
  Retained earnings subsequent to the elimination of
     the accumulated deficit on November 30, 1988          60,415         61,558
                                                         --------       --------
           Total                                          150,233        151,376
                                                         --------       --------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                         $483,730       $498,150
                                                         ========       ========
See Notes to Financial Statements.

                         ENTERGY NEW ORLEANS, INC.
                        SELECTED OPERATING RESULTS
            For the Three Months Ended March 31, 1998 and 1997
                               (Unaudited)


                                     Three Months Ended   Increase/
            Description                1998      1997    (Decrease)     %
                                             (In Millions)
Electric Operating Revenues:
  Residential                          $ 24.9    $ 28.7    ($ 3.8)     (13)
  Commercial                             31.3      36.3      (5.0)     (14)
  Industrial                              5.9       6.2      (0.3)      (5)
  Governmental                           12.7      13.6      (0.9)      (7)
                                      ---------------------------
    Total retail                         74.8      84.8     (10.0)     (12)
  Sales for resale
     Associated companies                 3.4       1.9       1.5       79
     Non-associated companies             2.1       1.7       0.4       24
  Other (1)                               0.2       1.2      (1.0)     (83)
                                      ---------------------------
    Total                              $ 80.5    $ 89.6    ($ 9.1)     (10)
                                      ===========================
Billed Electric Energy
 Sales (GWH):
  Residential                             355       374       (19)      (5)
  Commercial                              459       478       (19)      (4)
  Industrial                              118       114         4        4
  Governmental                            219       221        (2)      (1)
                                      ---------------------------
    Total retail                        1,151     1,187       (36)      (3)
  Sales for resale
     Associated companies                 123        47        76      162
     Non-associated companies              38        23        15       65
                                      ---------------------------
    Total                               1,312     1,257        55        4
                                      ===========================
(1) Includes the effect of the provision for rate refunds.

                    SYSTEM ENERGY RESOURCES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income for the first quarter of 1998 remained relatively unchanged as compared to the same period in 1997.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1998 and 1997 are discussed under "Revenues", "Expenses", and "Other" below.

Revenues

     Operating revenues recover operating expenses, depreciation, and
capital  costs  attributable to Grand  Gulf  1.   Capital  costs  are
computed by allowing a return on System Energy's common equity  funds allocable  to its net investment in Grand Gulf 1 and adding  to  such
amount  System  Energy's effective interest cost for its  debt.   See
Note  2 to the Form 10-K for a discussion of System Energy's proposed rate increase, which is subject to refund.

Expenses

      Operating  expenses  decreased for the first  quarter  of  1998
primarily    due    to   lower   depreciation,   amortization,    and
decommissioning expenses as a result of the recognition of additional depreciation  in the first quarter of 1997 associated with  the  sale and leaseback in 1989 of a portion of Grand Gulf 1.

Other

     Other income increased for the first quarter of 1998 primarily due to increased interest income from short- term investments.

     The effective income tax rate of 45.2% for the first quarter of 1998 remained relatively unchanged from the rate of 44.2% for the first quarter of 1997.


                        SYSTEM ENERGY RESOURCES, INC.
                           STATEMENTS OF INCOME
         For the Three Months Ended March 31, 1998 and 1997
                                (Unaudited)

                                                            1998             1997
                                                                (In Thousands)
Operating Revenues                                        $148,606         $155,662
                                                          --------         --------
Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                         10,847           12,017
     Nuclear refueling outage expenses                       4,599            3,717
     Other operation and maintenance                        21,281           20,390
  Depreciation, amortization, and decommissioning           33,158           38,797
  Taxes other than income taxes                              6,762            6,425
                                                          --------         --------
        Total                                               76,647           81,346
                                                          --------         --------

Operating Income                                            71,959           74,316
                                                          --------         --------

Other Income:
  Allowance for equity funds used
   during construction                                         553              280
  Miscellaneous - net                                        3,105            1,323
                                                          --------         --------
        Total                                                3,658            1,603
                                                          --------         --------

Interest Charges:
  Interest on long-term debt                                29,576           30,758
  Other interest - net                                       1,653            1,782
  Allowance for borrowed funds used
   during construction                                        (476)            (279)
                                                          --------         --------
        Total                                               30,753           32,261
                                                          --------         --------

Income Before Income Taxes                                  44,864           43,658

Income Taxes                                                20,277           19,313
                                                          --------         --------

Net Income                                                 $24,587          $24,345
                                                          ========         ========

See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                          STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31, 1998 and 1997
                                (Unaudited)

                                                                    1998            1997
                                                                       (In Thousands)
Operating Activities:
  Net income                                                       $24,587        $24,345
  Noncash items included in net income:
    Depreciation, amortization, and decommissioning                 33,158         38,797
    Deferred income taxes and investment tax credits               (11,325)       (11,568)
    Allowance for equity funds used during construction               (553)          (280)
  Changes in working capital:
    Receivables                                                       (717)        (2,294)
    Accounts payable                                                (1,137)        (2,241)
    Taxes accrued                                                   13,431         15,587
    Interest accrued                                               (11,348)        (2,171)
    Other working capital accounts                                   1,223           (220)
  Decommissioning trust contributions and realized
   change in trust assets                                           (5,748)        (1,579)
  FERC Settlement - refund obligation                               (1,226)        (1,082)
  Provision for estimated losses and reserves                       19,291         12,808
  Other                                                              3,130           (263)
                                                                  --------       --------
    Net cash flow provided by operating activities                  62,766         69,839
                                                                  --------       --------

Investing Activities:
  Construction expenditures                                        (10,166)        (1,699)
  Allowance for equity funds used during construction                  553            280
  Nuclear fuel purchases                                              (608)           (39)
  Proceeds from sale/leaseback of nuclear fuel                         608             39
                                                                  --------       --------
    Net cash flow used in investing activities                      (9,613)        (1,419)
                                                                  --------       --------

Financing Activities:
  Common stock dividends paid                                      (23,100)       (37,100)
                                                                  --------       --------
    Net cash flow used in financing activities                     (23,100)       (37,100)
                                                                  --------       --------

Net increase in cash and cash equivalents                           30,053         31,320

Cash and cash equivalents at beginning of period                   206,410         92,315
                                                                  --------       --------

Cash and cash equivalents at end of period                        $236,463       $123,635
                                                                  ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                           $17,982        $32,398
    Income taxes                                                    $3,600              -
  Noncash investing and financing activities:
    Change in unrealized appreciation (depreciation) of
    decommissioning trust assets                                    $1,274          ($982)

See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                             BALANCE SHEETS
                    March 31, 1998 and December 31, 1997
                              (Unaudited)

                                                                1998                1997
                      ASSETS                                         (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                         $823               $792
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                   70,187             55,891
        Other                                                 165,453            149,727
                                                           ----------         ----------
           Total cash and cash equivalents                    236,463            206,410
  Accounts receivable:
    Associated companies                                       80,092             79,262
    Other                                                       4,027              4,140
  Materials and supplies - at average cost                     63,126             63,782
  Deferred nuclear refueling outage costs                       4,459              7,777
  Prepayments and other                                         6,392              3,658
                                                           ----------         ----------
           Total                                              394,559            365,029
                                                           ----------         ----------

Other Property and Investments:
  Decommissioning trust fund                                   92,933             85,912
                                                           ----------         ----------

Utility Plant:
  Electric                                                  3,025,236          3,025,389
  Electric plant under leases                                 440,970            440,970
  Construction work in progress                                46,610             36,445
  Nuclear fuel under capital lease                             57,093             64,190
                                                           ----------         ----------
           Total                                            3,569,909          3,566,994
  Less - accumulated depreciation and amortization          1,115,791          1,086,820
                                                           ----------         ----------
           Utility plant - net                              2,454,118          2,480,174
                                                           ----------         ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                           238,384            243,027
    Unamortized loss on reacquired debt                        49,786             51,386
    Other regulatory assets                                   192,702            192,290
  Other                                                        13,917             14,213
                                                           ----------         ----------
           Total                                              494,789            500,916
                                                           ----------         ----------

           TOTAL                                           $3,436,399         $3,432,031
                                                           ==========         ==========
See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEETS
                    March 31, 1998 and December 31, 1997
                               (Unaudited)

                                                              1998               1997
       LIABILITIES AND SHAREHOLDER'S EQUITY                         (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                          $70,000            $70,000
  Accounts payable:
    Associated companies                                      30,212             29,131
    Other                                                     16,904             19,122
  Taxes accrued                                               89,106             75,675
  Interest accrued                                            30,974             42,322
  Obligations under capital leases                            39,139             41,977
  Other                                                        1,324              1,341
                                                          ----------         ----------
           Total                                             277,659            279,568
                                                          ----------         ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                          545,996            562,051
  Accumulated deferred investment tax credits                 99,302            100,171
  Obligations under capital leases                            17,954             22,213
  FERC Settlement - refund obligation                         47,074             48,300
  Other                                                      262,808            227,847
                                                          ----------         ----------
           Total                                             973,134            960,582
                                                          ----------         ----------

Long-term debt                                             1,334,186          1,341,948

Common Shareholder's Equity:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares                                           789,350            789,350
  Retained earnings                                           62,070             60,583
                                                          ----------         ----------
           Total                                             851,420            849,933
                                                          ----------         ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                          $3,436,399         $3,432,031
                                                          ==========         ==========
See Notes to Financial Statements.

            ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Results of Operations

      The following discussion compares the results of operations for the first quarter of 1998 with the results of operations for the first quarter of 1997. The first quarter of 1997 includes two months of results for London Electricity due to its acquisition effective February 1, 1997.

Net Income

     Net income decreased for the first quarter of 1998 primarily due to an increase in interest charges and operating expenses, partially offset by an increase in operating revenues.

      Significant factors affecting the results of operations and causing variances between the first quarter of 1998 and 1997 are discussed under "Revenues", "Expenses", and "Other" below.

Revenues

      Operating revenues increased for the first quarter of 1998 due principally to the inclusion of an additional month of operations in 1998 as compared to 1997. The changes in operating revenues for the first quarter of 1998 are as follows:

                                       First Quarter
Description                         Increase/(Decrease)
                                       (In Millions)

Electricity distribution                    $47
Electricity supply                          167
Other                                        16
Intra-business                              (55)
                                           ----
   Total                                   $175
                                           ====

      Two principal factors determine the amount of revenues produced by the main electricity distribution and supply businesses: the unit prices of the electricity distributed and supplied (which are controlled by the Distribution Price Control Formula and Supply Price Control Formula, respectively, which determine the maximum average price per unit (kilowatt hour) of electricity that may be charged) and the number of electricity units distributed and supplied which depends on the demand of London Electricity's customers for electricity within its Franchise Area. Demand varies based upon weather conditions and economic activity. London Electricity is expected to have the exclusive right to supply all franchise supply customers in its Franchise Area until late 1998.

      Revenues from the distribution business increased for the first quarter of 1998, principally due to an increase in units distributed as a result of there being three months of London Electricity operations in the first quarter of 1998 compared to only two months in the first quarter of 1997. Also contributing to the total increase was the increase in the U.S. dollar to BPS average exchange rate from 1.61 to 1.00 in the first quarter of 1997 to 1.65 to 1.00 during the first quarter of 1998. Partially offsetting these factors was a 3% distribution price reduction effective April 1, 1997 and a decline in the overall level of sales volume due to milder than normal weather in the first quarter of 1998

            ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY

                MANAGEMENT'S DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      Franchise supply customers, who are generally residential and small commercial rather than industrial customers, comprised 61% of total supply sales volume for the first quarter of 1998. The volume of unit sales of electricity for franchise supply customers is influenced largely by the number of customers in London Electricity's Franchise Area, weather conditions and prevailing economic conditions. Unit sales to non-franchise supply customers, who are typically large commercial and industrial businesses, constituted 39% of total sales volume for the first quarter of 1998. Sales to non-franchise supply customers are determined primarily by the success of the supply business in contracting to supply customers with electricity both inside and outside of London Electricity's Franchise Area. Such sales have declined as a percentage of the total supply sales mix from 43% for the first quarter of 1997.

      During the first quarter of 1998, the number of electricity units supplied increased by 45% from the first quarter of 1997 (which contains only two months of London Electricity operations) while total revenues produced by the supply business increased by 49%, due in part to the higher exchange rate in the first quarter of 1998. Volume increased for both franchise supply customers and non-
franchise supply customers as compared with 1997 due to the additional month included in the first quarter of 1998 results. This increase was partially offset by a decline in the overall level of sales volume due to milder than normal weather in the first quarter of 1998

Expenses

      Operating expenses increased for the first quarter of 1998 primarily due to increases in purchased power expense, depreciation and amortization expense and in other operation and maintenance costs. These increases were due principally to one additional month of operations reported in 1998 as compared to 1997, as well as the write-off of certain investments. Also contributing to the total increase was the increase in the U.S. dollars to BPS exchange rate during the first quarter of 1998.

Other

     Net interest charges increased for the first quarter of 1998 due principally to three months of interest accrual in 1998 as compared to only two months in 1997 as well as to distributions on preferred securities of subsidiaries which were issued in late 1997.

      Other income (deductions) increased for the first quarter of 1998 due principally to increased profits from Entergy London's equity method investments, and increased gains on the sale of London Electricity fixed assets.

     The effective income tax rates for the first quarter of 1998 and 1997 were 30.7% and 35.2%, respectively. The decrease in 1998 is principally due to the reduction in the UK corporation tax rate from 33% to 31%, effective as of April 1, 1997.

           ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
        For the Three Months Ended March 31, 1998 and 1997
                            (Unaudited)

                                                                 1998              1997
                                                                    (In Thousands)
Operating Revenues                                              $550,790          $375,956

Operating Expenses:
 Purchased power                                                 366,896           263,298
 Depreciation and amortization                                    33,745            20,761
 Other operation and maintenance costs                            94,186            52,788
                                                                --------          --------
     Total                                                       494,827           336,847
                                                                --------          --------

Operating Income                                                  55,963            39,109
                                                                --------          --------

Other income (deductions):
 Interest and dividend income                                      1,423               322
 Miscellaneous - net                                               7,316             1,609
                                                                --------          --------
     Total                                                         8,739             1,931
                                                                --------          --------

Interest Charges:
 Distributions on preferred securities of subsidiary               6,469                 -
 Other interest - net                                             41,105            20,439
                                                                --------          --------
      Total                                                       47,574            20,439
                                                                --------          --------

Income Before Income Taxes                                        17,128            20,601

Income Taxes                                                       5,251             7,242
                                                                --------          --------

Net Income                                                        11,877            13,359

Other comprehensive income:
        Foreign currency translation adjustments                  12,255             2,368
                                                                --------          --------

Other comprehensive income                                        12,255             2,368
                                                                --------          --------

Comprehensive income                                             $24,132           $15,727
                                                                ========          ========
See Notes to Financial Statements.

              ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31, 1998 and 1997
                              (Unaudited)

                                                           1998         1997
                                                              (In Thousands)
Operating Activities:
  Net Income                                               $11,877      $13,359
  Noncash items included in net income:
    Depreciation and amortization                           33,745       20,761
    Deferred income taxes                                      257        5,633
    Imputed interest on parent company debt                 27,154            -
  Changes in assets and liabilities:
    Inventory                                                1,569        1,448
    Accounts receivable and unbilled revenue                70,358       (8,047)
    Other receivables                                       16,278       49,248
    Prepayments and other                                    7,271      (15,128)
    Long-term receivables and other                         (6,764)     (56,490)
    Accounts payable                                       (49,208)     (29,291)
    Income taxes accrued                                     4,483       11,266
    Interest accrued                                        (3,421)      (3,219)
    Deferred revenue and other current liabilities          (4,768)         322
    Other liabilities                                      (45,573)     109,761
    Other                                                      825            -
                                                          --------     --------
       Net cash flow provided by operating activities       64,083       99,623
                                                          --------     --------

Investing Activities:
  Construction expenditures                                (61,145)     (57,777)
  Acquisition of London, net of cash acquired                    -   (1,889,918)
  Other investments                                            358       11,105
                                                          --------     --------
    Net cash flow used in investing activities             (60,787)  (1,936,590)
                                                          --------     --------

Financing Activities:
  Proceeds from the issuance of:
    Bank notes and other long-term debt                          -    1,520,883
    Common Stock                                                 -      391,981
  Payment of long-term debt                                (12,802)           -
  Common stock dividends paid                              (52,739)           -
  Changes in short-term borrowings - net                    86,492      (32,832)
                                                          --------     --------
    Net cash flow provided by financing activities          20,951    1,880,032
                                                          --------     --------

Effect of exchange rates on cash and cash equivalents        1,449       (1,851)
                                                          --------     --------

Net decrease in cash and cash equivalents                   25,696       41,214

Cash and cash equivalents at beginning of period            44,388            -
                                                          --------     --------

Cash and cash equivalents at end of period                 $70,084      $41,214
                                                          ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                   $23,668      $13,197
  Cash paid for income taxes                                     -       $1,609

See Notes to Financial Statements.


              ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                 March 31, 1998 and December 31, 1997
                             (Unaudited)

                                                                                 1998             1997
                                 ASSETS                                            (In Thousands)

Current Assets:
  Cash and cash equivalents:
    Cash                                                                         $9,181     $           -
    Temporary cash investments - at cost,
       which approximates market                                                 60,903            44,388
                                                                             ----------     -------------
        Total cash and cash equivalents                                          70,084            44,388
  Notes receivable                                                                4,982             7,364
  Accounts receivable:
    Customer (less allowance for doubtful accounts of $ 20.8 million
         in 1998 and $ 19.3 million in 1997)                                    143,985           139,265
    Other                                                                        39,276            52,374
    Accrued unbilled revenue                                                    193,744           262,818
  Accumulated deferred income taxes                                              12,621            12,401
  Inventory                                                                      12,298            13,650
  Prepayments and other                                                           6,476            13,623
                                                                             ----------     -------------
       Total                                                                    483,466           545,883
                                                                             ----------     -------------

Property, Plant, and Equipment:
  Property, plant and equipment                                               2,454,174         2,353,181
  Less - accumulated depreciation                                               115,250            90,021
                                                                             ----------     -------------
       Property, plant, and equipment - net                                   2,338,924         2,263,160
                                                                             ----------     -------------

Other Property, Investments, and Assets:
  Investments, long-term                                                         11,252            11,413
  Distribution license (net of accumulated amortization of $40.3 million
       in 1998 and $25.6 million in 1997)                                     1,342,226         1,327,312
  Long-term receivables                                                          17,477            17,172
  Prepaid pension asset                                                         252,360           241,216
  Other                                                                          10,268            10,079
                                                                             ----------     -------------
        Total                                                                 1,633,583         1,607,192
                                                                             ----------     -------------

        TOTAL                                                                $4,455,973        $4,416,235
                                                                             ==========     =============
See Notes to Financial Statements.

                ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                   March 31, 1998 and December 31, 1997
                                (Unaudited)

                                                                         1998             1997
  LIABILITIES AND SHAREHOLDER'S EQUITY                                      (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                     $21,961           $33,814
  Notes payable                                                         332,950           240,794
  Accounts payable                                                      306,030           349,821
  Customer deposits                                                      27,643            24,946
  Taxes accrued                                                         127,682           120,981
  Interest accrued                                                       10,977            14,201
  Other                                                                     767               805
                                                                     ----------     -------------
         Total                                                          828,010           785,362
                                                                     ----------     -------------

Other Liabilities:
  Accumulated deferred income taxes                                   1,013,812           995,865
  Other                                                                 251,745           299,775
                                                                     ----------     -------------
         Total                                                        1,265,557         1,295,640
                                                                     ----------     -------------

Long-term debt                                                        1,698,473         1,669,401
Company-obligated redeemable preferred securities
 of subsidiary holding solely junior subordinated
  deferrable debentures                                                 300,000           300,000

Shareholders' Equity:
  Common stock, BPS1 par value, 901,000,000 shares authorized,
    877,359,785 shares issued and outstanding (less Entergy UK
    Limited debt adjustment of $1,371.8 million)                        114,000           114,000
  Additional paid-in capital                                            391,981           391,981
  Accumulated deficit                                                  (146,544)         (132,390)
  Cumulative foreign currency translation                                 4,496           (7,759)
                                                                     ----------     -------------
        Total                                                           363,933           365,832
                                                                     ----------     -------------

Commitments and Contingencies (Notes 1 and 2)

        TOTAL                                                        $4,455,973        $4,416,235
                                                                     ==========     =============


                ENTERGY CORPORATION AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)

NOTE 1.  COMMITMENTS AND CONTINGENCIES

Cajun - Coal Contracts  (Entergy Corporation and Entergy Gulf States)

      See "Cajun - Coal Contracts" in Note 9 of the Form 10-K for information relating to the declaratory judgment action filed by Entergy Gulf States and the counterclaims filed by the defendants. The oral argument on the appeal by the defendants that was set for April 1998 has been continued with no new date set for the argument.

Capital  Requirements  and Financing  (Entergy  Corporation,  Entergy
Arkansas,   Entergy   Gulf   States,   Entergy   Louisiana,   Entergy
Mississippi, Entergy New Orleans, Entergy London, and System Energy)

      See Note 9 in the Form 10-K for information on the domestic utility companies', System Energy's, and Entergy London's construction expenditures (excluding nuclear fuel) for the years 1998, 1999, and 2000 and long-term debt and preferred stock maturities and cash sinking fund requirements for the period 1998-2000.

Nuclear Insurance, Spent Nuclear Fuel, and Decommissioning Costs (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      See Note 9 in the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, the disposal of spent nuclear fuel, other high-level radioactive waste, and decommissioning costs associated with ANO 1, ANO 2, River Bend, Waterford 3, and Grand Gulf 1. The owner/licensees of each of Entergy's five nuclear units no longer participate in the private insurance program that provides coverage for worker tort claims filed for bodily injury caused by radiation exposure. The nuclear incident private insurance program discussed in Note 9 in the Form 10-K now covers this liability.

ANO Matters  (Entergy Corporation and Entergy Arkansas)

     Cracks in certain steam generator tubes at ANO 2 were discovered and repaired during an outage in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages, including the most recent mid-cycle outage in March 1998. Turbine modifications were installed in May 1997 to restore most of the output lost due to steam generator fouling and tube plugging. The unit may be approaching the current limit for the number of steam generator tubes that can be plugged with the unit in operation. If the established limit is reached during a future outage, it could become necessary for Entergy Operations to insert sleeves in steam generator tubes that were previously plugged.

      On October 25, 1996, Entergy Corporation's Board of Directors authorized Entergy Operations to negotiate a contract for the fabrication and replacement of the steam generators at ANO 2. Entergy estimates the cost of fabrication and replacement of the steam generators to be approximately $150 million. Entergy Operations has entered into a contract, subject to certain cancellation provisions, for the design and fabrication of replacement steam generators. A letter of intent has been signed for the installation of the replacement steam generators. It is anticipated that the steam generators will be installed during a planned refueling outage in 2000. Entergy Operations periodically meets with the NRC to discuss the results of inspections of the steam generator tubes, as well as the timing of future inspections. In March 1998, Entergy Arkansas filed a Petition for Declaratory Order and Approval of New Depreciation Rates with the APSC, requesting approval of the steam generator replacement project and appropriate revised depreciation rates.

Environmental Issues

(Entergy Gulf States)

      Entergy Gulf States has been designated as a potentially responsible party (PRP) for the clean-up of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the clean-up of certain of these sites. As of March 31, 1998, a remaining recorded liability of $20.1 million existed relating to the clean-up of the sites at which Entergy Gulf States has been designated a PRP. See "Environmental Regulation" in Item 1 of Part I of the Form 10-K for additional discussion of the sites where Entergy Gulf States has been designated as a PRP by the EPA and related litigation.

(Entergy Louisiana)

      During  1993, the Louisiana Department of Environmental Quality
(LDEQ) issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana has determined that certain of its power plant wastewater impoundments were affected by these regulations and chose to upgrade or close them. As a result, a remaining recorded liability in the amount of $6.7 million existed at March 31, 1998, for waste water upgrades and closures. Completion of this work is pending LDEQ approval. Cumulative expenditures relating to the upgrades and closures of wastewater impoundments were $7.1 million as of March 31, 1998.

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

Reimbursement Agreement  (System Energy)

      Under a bank letter of credit and reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the agreement) of at least 1.60 times earnings. System Energy was in compliance with the above covenants at March 31, 1998. See Note 9 to the Form 10-K for further information.

Employment Litigation

(Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

     See Note 9 in the Form 10-K for information relating to lawsuits filed by former employees asserting they were wrongfully terminated and/or discriminated against on the basis of age, race, and/or sex.

 (Entergy Corporation, Entergy Louisiana, and Entergy New Orleans)

      Entergy Corporation, Entergy Louisiana and Entergy New Orleans are defendants in numerous lawsuits filed in Louisiana state court on behalf of approximately 147 plaintiffs who claim that they were illegally terminated from their jobs due to discrimination on the basis of age. The plaintiffs requested that the court certify the matter as a class action. In August 1997, the district court certified the case as a class action. The district court decision to certify the class action was reversed by the Louisiana Fifth Circuit Court of Appeal in April 1998. No assurance can be given as to the timing or outcome of these proceedings.

(Entergy Corporation and Entergy Arkansas)

      Entergy Corporation and Entergy Arkansas are defendants in a number of lawsuits filed in federal court on behalf of a total of approximately 62 plaintiffs who claim they were illegally terminated from their jobs due to discrimination on the basis of age or race.

     The first of these lawsuits, originally involving 29 plaintiffs, was tried before a jury beginning in April 1997. Settlements were reached with two of the plaintiffs prior to the trial. On May 1, 1997, the jury rendered findings as to 22 of the plaintiffs indicating that Entergy had no liability to them for discrimination. The jury did find that Entergy had intentionally discriminated against the remaining five plaintiffs on the basis of age. Entergy concluded settlements with these five plaintiffs during the first quarter of 1998.

       A trial date for another suit involving 18 plaintiffs, originally scheduled for May 1997, had been set for April 1998. However, a motion for summary judgment in favor of Entergy has been granted. Another suit, involving a single plaintiff, was set for trial in February 1998 and has been continued with no new trial date set. Another of the suits, involving nine plaintiffs, has been set for trial in June 1998. The last of these suits is in the discovery stage and has been set for trial in July 1998.


NOTE 2.  RATE AND REGULATORY MATTERS

River Bend  (Entergy Corporation and Entergy Gulf States)

      See Note 2 to the Form 10-K for information related to previous developments in the original Entergy Gulf States rate proceeding in 1988 seeking recovery of River Bend plant investment and related deferred costs. On March 13, 1998, the PUCT issued an order disallowing recovery of $1.4 billion of company-wide abeyed plant costs and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs (Abeyed Deferrals). The Texas share of the abeyed plant costs, which is not currently in rates, is approximately $624 million, based on 1988 costs and the jurisdictional allocation included in current rates. As of March 31, 1998, the River Bend plant costs originally disallowed for retail ratemaking purposes in Texas and the River Bend plant costs held in abeyance totaled (net of taxes and accumulated depreciation) approximately $11 million and $248 million, respectively.

     On April 14, 1998, an ALJ issued a proposal for decision (PFD) in the pending judicial remand of the PUCT's 1988 decision to require Entergy Gulf States to use tax benefits generated by disallowed expenses to reduce rates. The PFD calls for recovery of $100.1 million plus carrying costs over a period not to exceed seven years. Entergy Gulf States believes that additional amounts should be allowed to account for tax liability that will result from the recovery and for certain other matters. The PUCT is expected to consider this PFD together with the PFD in the pending rate case discussed below by July 1998. The PUCT can accept, reject, or modify the proposals.

Retail Rate Proceedings

Filings with the PUCT  (Entergy Corporation and Entergy Gulf States)

      In March 1998, certain parties to the Entergy Gulf States rate proceedings in Texas reached an agreement in principle, subject to approval by the PUCT and the Cities, which would resolve a number of pending Texas regulatory proceedings with the exception of existing service quality issues and certain appeals of other cases by parties who have not joined in the proposed settlement. The proposed agreement in principle would: (i) include a base rate reduction of $40 million on an annual basis, with a refund retroactive to June 1, 1996; (ii) provide for a recovery of $25 million of under-recovered fuel costs; (iii) hold base rates at the same level until January 1, 2002; (iv) provide a total service quality credit of $10.4 million to ratepayers retroactive to June 1996; and (v) allow recovery in rates, beginning at the end of the rate freeze, of $125 million of net plant in service related to the abeyed portion of River Bend. The agreement in principle has been finalized in a formal settlement agreement, which was filed with the PUCT on March 25, 1998. Several parties to the rate case, including the PUCT General Counsel, have signed the settlement agreement contingent upon the approval of certain Cities served by Entergy Gulf States, but the steering committee for those cities has recommended that the Cities not join the Settlement Agreement. Entergy Gulf States cannot predict whether this rate case will be settled and, if so, upon what terms. Entergy Gulf States has established reserves to reflect the agreement in principle based on management's estimates of the effects thereof. These reserves of approximately $381 million (or $227 million net of taxes) were recorded in the fourth quarter of 1997. For the three months ended March 31, 1998, Entergy Gulf States recorded an additional reserve of $9.3 million to account for the impact of the $40 million base rate reduction stipulated in the settlement agreement. Entergy Gulf States expects that a similar reserve will be required for each quarter until a resolution of the Texas case is reached.

     On March 25, 1998, subsequent to the filing of the Settlement Agreement, an ALJ in the rate proceeding filed a PFD that calls for a $144 million base rate reduction, retroactive to June 1, 1996, which would be partially offset by a $28 million fuel expense surcharge spread over twelve months relating to the past under recovery of fuel and purchased power expenses by Entergy Gulf States. In addition, the PFD recommends that none of the abeyed plant costs and the Abeyed Deferrals be included in the Entergy Gulf States' Texas jurisdictional rates. Entergy Gulf States disagrees with the ALJ recommendations in this PFD, which includes numerous disallowances of the recovery of costs to which Entergy Gulf States believes it is entitled, and will file exceptions to this PFD. Entergy Gulf States is unable to predict at this time whether the PUCT will approve some or all of the terms of either the settlement agreement or this PFD or make other findings in the case. Accordingly, the ultimate outcome of the case, and its effect on Entergy Gulf States' financial condition, which could be material, is uncertain.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

     On March 15, 1998, Entergy Mississippi filed its annual earnings review with the MPSC under its formula rate plan for the 1997 test year. In April 1998, the MPSC issued an order approving a prospective rate reduction of $6.6 million. This rate reduction went into effect May 1, 1998.

Grand Gulf Accelerated Recovery Tariff

      On April 15, 1998, FERC approved the Grand Gulf Accelerated Recovery Tariff that Entergy Arkansas filed as part of the settlement agreement, which was approved by the APSC in December 1997. The tariff was designed to allow Entergy Arkansas to pay down a portion of its Grand Gulf obligation in advance of the implementation to retail access in Arkansas. The tariff will go into effect January 1, 1999. See Note 2 to the Form 10-K for a discussion of the settlement agreement with the APSC.

NOTE 3.  COMMON STOCK (Entergy Corporation)

     During the first quarter 1998, Entergy Corporation issued 40,767 shares of its previously repurchased common stock to satisfy stock options exercised and stock purchases under its Equity Ownership Plan. In addition, Entergy Corporation received proceeds of $3.3 million from the issuance of 114,585 shares of common stock under its dividend reinvestment and stock purchase plan during the first quarter of 1998. Additionally, during April 1998, Entergy Corporation issued 111,141 shares of its previously repurchased common stock to satisfy stock options exercised and stock purchases under its Equity Ownership Plan.


NOTE 4.  LONG-TERM DEBT

(Entergy Arkansas)

     On April 27, 1998, Entergy Arkansas redeemed, prior to maturity, $75 million of 9.75% Series First Mortgage Bonds due 2019, $11.7 million of 8.7% Series First Mortgage Bonds due 2022 and $4.1 million of 10% Series First Mortgage Bonds due 2020. These bonds were redeemed with internally generated funds.

(Entergy Louisiana)

      On April 27, 1998, Entergy Louisiana redeemed, prior to maturity, $90 million of 8.5% Series First Mortgage Bonds due 2022 and $25.6 million of 8% Series First Mortgage Bonds due 2003. Proceeds from the issuance on March 19, 1998 of $115 million of 6.5% Series First Mortgage Bonds due 2008 were used for these redemptions.

(Entergy Mississippi)

      On April 8, 1998, Entergy Mississippi issued $80 million of 6.45% Series General and Refunding Mortgage Bonds due 2008. The proceeds will be used to redeem on May 8, 1998, $80 million of 8.80% General and Refunding Mortgage Bonds due 2005.

(Entergy Gulf States)

      On May 1, 1998, Entergy Gulf States remarketed $28.4 million Parish of West Feliciana Series 1985-D variable rate Pollution Control Revenue Bonds due 2015 and $20.0 million Parish of West Feliciana Series 1986 variable rate Pollution Control Revenue Bonds due 2016 at a fixed interest rate of 5.8% until maturity.


NOTE 5.  RETAINED EARNINGS (Entergy Corporation)

      On January 23, 1998, Entergy Corporation's Board of Directors declared a common stock dividend of 45 cents per share, payable on March 1, 1998, to holders of record on February 11, 1998. On March 25, 1998, Entergy Corporation's Board of Directors declared a common stock dividend of 45 cents per share, payable on June 1, 1998, to holders of record on May 13, 1998.

                 __________________________________

     In the opinion of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, and Entergy London, the accompanying unaudited condensed financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassifying previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. However, the business of the domestic utility companies, System Energy, and Entergy London is subject to seasonal fluctuations with the peak periods occurring during the third quarter for the domestic utilities companies and System Energy and occurring during the first quarter for Entergy London. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

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

Cajun - Coal Contracts  (Entergy Corporation and Entergy Gulf States)

      See "Cajun - Coal Contracts" in Note 9 of the Form 10-K for information relating to the declaratory judgment action filed by Entergy Gulf States and the counterclaims filed by the defendants. See "Cajun - Coal Contracts" in Note 1 herein for developments that have occurred since the filing of the Form 10-K.

Catalyst Technologies, Inc.  (Entergy Corporation)

      See "Catalyst Technologies, Inc." in Item 1 of Part I of the Form 10-K for information relating to the lawsuit filed by Catalyst Technologies, Inc. In March 1998, the plaintiff filed its appeal brief, and Entergy Corporation's response brief is due in May 1998. The date of oral argument on the appeal has not been set.

Union Pacific Railroad Company  (Entergy Corporation and Entergy
Arkansas)

           In October 1997, Entergy Arkansas and Entergy Services filed a civil suit against Union Pacific Railroad Company (Union Pacific) in the United States District Court for the Middle District of Louisiana. This lawsuit, which seeks damages and the termination of coal shipping contracts with Union Pacific, maintains that Union Pacific has failed to meet its contractual obligations to ship coal to Entergy Arkansas' two large coal-fired plants and that such failure has impaired Entergy Arkansas' ability to generate and sell electricity from these plants. This lawsuit is entering the discovery phase. Meanwhile, there has been little or no improvement in the coal deliveries by the Union Pacific Railroad Company ("Union Pacific") to Entergy Arkansas' coal fired generating stations, and coal inventories at these stations are very low. Entergy Arkansas has requested that Union Pacific allow another railroad to deliver coal to the White Bluff generating station. It is not certain whether Union Pacific will honor this request. If it does not,
Entergy will seek an order from the Federal Surface Transportation Board requiring Union Pacific to allow the other railroad to bring coal to the White Bluff site. If coal inventories cannot be rebuilt for the summer season, one or more of Entergy Arkansas' coal-fired generating stations may not be able to operate at full capacity, which could result in increased wholesale replacement power purchases. The operational and financial effect of Union Pacific's failure to deliver coal to Entergy Arkansas during the second and third quarters of 1998 will depend upon a number of factors, such as weather, that Entergy Arkansas cannot control. However, Entergy
Arkansas will seek to mitigate the effects of inadequate coal inventories. The ultimate outcome of the Union Pacific litigation cannot be determined at this time.

Aquila Power Corporation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      In March 1998, Aquila Power Corporation ("Aquila") filed a complaint with the FERC against Entergy Services, as agent for the domestic utility companies, alleging that Entergy's domestic utility companies improperly reserved transmission capacity on Entergy's transmission system, resulting in the denial of Aquila's request for transmission service. Aquila's complaint seeks compensation for lost profits, an order prohibiting Entergy and/or its affiliates from engaging in similar conduct, and suspension of the domestic utility companies' and Entergy Power Marketing Corporation's market-rate authority. Entergy is preparing its response to the Aquila allegations, which response will be filed by May 11, 1998.

New Orleans Ratepayers  (Entergy New Orleans)

      In April 1998, a group of residential and business ratepayers filed a complaint against Entergy New Orleans in state court in Orleans Parish on behalf of all ratepayers in New Orleans. The plaintiffs allege that Entergy New Orleans overcharged ratepayers by at least $300 million since 1975 in violation of limits set by the 1922 franchise ordinances passed by the City of New Orleans City Council. The plaintiffs seek, among other things, (1) a declaratory judgment that such franchise ordinances have been violated, and (2) a remand to the City Council for the establishment of the amount of overcharges plus interest. Management believes the lawsuit is completely without merit. Entergy New Orleans has charged only those rates authorized by the City Council, which the City Council has set in accordance with applicable law. Entergy New Orleans will vigorously defend itself in the lawsuit.

Item 5.  Other Information

Earnings  Ratios   (Entergy Arkansas, Entergy  Gulf  States,  Entergy
Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, and Entergy London)

      The domestic utility companies, System Energy, and Entergy London have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

                           Ratios of Earnings to Fixed Charges
                                   Twelve Months Ended
                                     December 31,             March 31,
                        1993      1994   1995   1996    1997    1998

 Entergy Arkansas       3.11(b)   2.32   2.56   2.93    2.54     2.54
 Entergy Gulf States    1.54      (c)-   1.86   1.47    1.42     1.30
 Entergy Louisiana      3.06      2.91   3.18   3.16    2.74     2.63
 Entergy Mississippi    3.79(b)   2.12   2.92   3.40    2.98     2.94
 Entergy New Orleans    4.68(b)   1.91   3.93   3.51    2.70     2.36
 System Energy          1.87      1.23   2.07   2.21    2.31     2.34
 Entergy London         N/A       N/A    N/A    N/A     (d)-     (d)-

                           Ratios of Earnings to Combined Fixed Charges
                                    and Preferred Dividends
                                      Twelve Months Ended
                                       December 31,              March 31,
                           1993     1994   1995   1996    1997    1998

  Entergy Arkansas        2.54(b)  1.97   2.12   2.44     2.24    2.22
  Entergy Gulf States(a)  1.21     (c)-   1.54   1.19     1.23    1.14
  Entergy Louisiana       2.39     2.43   2.60   2.64     2.36    2.25
  Entergy Mississippi     3.08(b)  1.81   2.51   2.94     2.69    2.65
  Entergy New Orleans     4.12(b)  1.73   3.56   3.22     2.44    2.16

(a) "Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock.

(b) Earnings for the year ended December 31, 1993, include $81 million, $52 million, and $18 million for Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans, respectively, related to a change in accounting principle to provide for the accrual of estimated unbilled revenues.

(c)  Earnings for the year ended December 31, 1994, for  Entergy
     Gulf  States  were not adequate to cover fixed charges  and combined  fixed charges and preferred dividends  by  $144.8 million and $197.1 million, respectively.

(d) As a result of the windfall profits tax of $234 million, earnings for the twelve months ended December 31, 1997 and March 31, 1998 for Entergy London were insufficient to cover fixed charges by $204 million and $196 million, respectively.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

 ** 4(a) -    Fifty-second Supplemental Indenture, dated as of March
              1,  1998, to Entergy Louisiana's Mortgage and Deed  of
              Trust, dated as of April 1, 1944 (filed as Exhibit  A-
              2(a)  to  Rule 24 Certificate dated April 3,  1998  in
              File No. 70-9141).

 ** 4(b) -    Twelfth  Supplemental Indenture, dated as of April  1,
              1998,  to Entergy Mississippi's Mortgage and  Deed  of
              Trust,  dated as of February 1, 1988 (filed as Exhibit
              A-2(b) to Rule 24 Certificate dated April 16, 1998  in
              File No. 70-8719).

    27(a) - Financial Data Schedule for Entergy Corporation and Subsidiaries as of March 31, 1998.

    27(b) -   Financial  Data  Schedule for Entergy Arkansas  as  of
              March 31, 1998.

    27(c) -   Financial Data Schedule for Entergy Gulf States as  of
              March 31, 1998.

    27(d) -   Financial  Data Schedule for Entergy Louisiana  as  of
              March 31, 1998.

    27(e) -   Financial Data Schedule for Entergy Mississippi as  of
              March 31, 1998.

    27(f) -   Financial Data Schedule for Entergy New Orleans as  of
              March 31, 1998.

    27(g) -   Financial Data Schedule for System Energy as of  March
              31, 1998.

    27(h) -   Financial Data Schedule for Entergy London as of March
              31, 1998.

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

    99(f) - System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

    99(g) - Entergy London's Computation of Ratios of Earnings to Fixed Charges, as defined.

**  99(g) -   Annual  Reports  on Form 10-K of Entergy  Corporation,
              Entergy   Arkansas,  Entergy  Gulf   States,   Entergy
              Louisiana,  Entergy Mississippi, Entergy New  Orleans,
              System Energy, and Entergy London for the fiscal  year
              ended  December  31,  1997,  portions  of  which   are
              incorporated   herein   by  reference   as   described
              elsewhere in this document (filed with the SEC in File
              Nos.  1-11299, 1-10764, 1-2703, 1-8474, 0-320, 0-5807,
              1-9067, and 333-33331, respectively).

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

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended March 31, 1998, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended March 31, 1998.

**   Incorporated herein by reference as indicated.

     (b)   Reports on Form 8-K

     Entergy Corporation and Entergy Gulf States

           A Current Report on Form 8-K, dated January 14, 1998, was filed with the SEC on January 15, 1998, reporting information under Item 5. "Other Events".

                              SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company or its subsidiaries.


                         ENTERGY CORPORATION
                         ENTERGY ARKANSAS, INC.
                         ENTERGY GULF STATES, INC.
                         ENTERGY LOUISIANA, INC.
                         ENTERGY MISSISSIPPI, INC.
                         ENTERGY NEW ORLEANS, INC.
                         SYSTEM ENERGY RESOURCES, INC.
                         ENTERGY LONDON INVESTMENTS PLC


                                /s/ Louis E. Buck
                                   Louis E. Buck
                          Vice President, Chief Accounting
                           Officer and Assistant Secretary
                         (For each Registrant and for each as
                             Principal Accounting Officer)



Date:  May 4, 1998