Form 10-Q
period 1998-06-30
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; ENTERGY POWER UK PLC
filed 1998-08-05
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584, 1042730

_____________________________________________________________________
                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1998

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

Yes     X      No

Common Stock Outstanding                Outstanding at July 31, 1998
Entergy Corporation      ($0.01 par value)             246,602,469

                ENTERGY CORPORATION AND SUBSIDIARIES
               INDEX TO QUARTERLY REPORT ON FORM 10-Q
                            June 30, 1998

                                                        Page Number

Definitions                                                 1
Management's Financial Discussion and Analysis -
  Liquidity and Capital Resources                           3
Management's Financial Discussion and Analysis -
  Significant Factors and Known Trends                      6
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations                                 11
     Consolidated Statements of Income and
        Comprehensive Income                               15
     Consolidated Statements of Cash Flows                 16
     Consolidated Balance Sheets                           18
     Selected Operating Results                            20
  Entergy Arkansas, Inc.:
     Results of Operations                                 21
     Statements of Income                                  23
     Statements of Cash Flows                              25
     Balance Sheets                                        26
     Selected Operating Results                            28
  Entergy Gulf States, Inc.:
     Results of Operations                                 29
     Statements of Income (Loss)                           31
     Statements of Cash Flows                              33
     Balance Sheets                                        34
     Selected Operating Results                            36
  Entergy Louisiana, Inc.:
     Results of Operations                                 37
     Statements of Income                                  39
     Statements of Cash Flows                              41
     Balance Sheets                                        42
     Selected Operating Results                            44
  Entergy Mississippi, Inc.:
     Results of Operations                                 45
     Statements of Income                                  47
     Statements of Cash Flows                              49
     Balance Sheets                                        50
     Selected Operating Results                            52
  Entergy New Orleans, Inc.:
     Results of Operations                                 53
     Statements of Income                                  55
     Statements of Cash Flows                              57
     Balance Sheets                                        58
     Selected Operating Results                            60
  System Energy Resources, Inc.:
     Results of Operations                                 61
     Statements of Income                                  62
     Statements of Cash Flows                              63
     Balance Sheets                                        64
  Entergy London Investments plc and Subsidiary:
     Results of Operations                                 66
     Consolidated Statements of Income and
       Comprehensive Income                                68
     Consolidated Statements of Cash Flows                 69
     Consolidated Balance Sheets                           70
Notes to Financial Statements for Entergy Corporation
  and Subsidiaries                                         72
Part II:
  Item 1.  Legal Proceedings                               79
  Item 4.  Submission of Matters to a Vote of
             Security Holders                              81
  Item 5.  Other Information                               83
  Item 6.  Exhibits and Reports on Form 8-K                84
Signature                                                  87

      This combined Quarterly Report on Form 10-Q is separately filed by Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., System Energy Resources, Inc, and Entergy London Investments plc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 1997, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

                             EXCHANGE RATES

      For the convenience of the reader, this Form 10-Q contains translations of certain British pounds sterling (BPS) amounts into U.S. dollars at specified rates, or, if not so specified, at the noon buying rate in New York City for cable transfers in BPS as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on June 30, 1998 of $1.6678 = BPS1.00. No representation is made that the BPS amounts have been, could have been or could be converted into U.S. dollars at the rates indicated or at any other rates.

      The following table sets out, for the periods indicated, certain information concerning the exchange rates between BPS and U.S. dollars based on the Noon Buying Rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York.

            Period                   Period End  Average(1)     High     Low
                                                     ($ per BPS1.00)
Three months ended March 31, 1997       1.64        1.63        1.70     1.59
Three months ended June 30, 1997        1.67        1.64        1.67     1.61
Six months ended June 30, 1997          1.67        1.63        1.70     1.59
Twelve months ended December 31, 1997   1.65        1.64        1.71     1.58
Three months ended March 31, 1998       1.67        1.65        1.69     1.61
Three months ended June 30, 1998        1.67        1.65        1.69     1.62
Six months ended June 30, 1998          1.67        1.65        1.69     1.61


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

                               DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

ALJ                      Administrative Law Judge
ANO                      Arkansas Nuclear One Plant
ANO 1                    Unit No. 1 of ANO
ANO 2                    Unit No. 2 of ANO
APSC                     Arkansas Public Service Commission
BPS                      British pounds sterling
Cajun                    Cajun Electric Power Cooperative, Inc.
Capital Funds Agreement  Agreement,  dated  as  of  June  21,  1974,   as
                         amended,  between  System  Energy  and   Entergy
                         Corporation, and the assignments thereof
Council                  Council of the City of New Orleans, Louisiana
domestic utility
 companies               Entergy  Arkansas, Entergy Gulf States,  Entergy
                         Louisiana, Entergy Mississippi, and Entergy  New
                         Orleans, collectively
EPI                      Entergy Power, Inc.
EPMC                     Entergy Power Marketing Corp.
ETHC                     Entergy Technology Holding Company
Entergy                  Entergy  Corporation and its various direct  and
                         indirect subsidiaries
Entergy Arkansas         Entergy Arkansas, Inc.
Entergy Corporation      Entergy  Corporation,  a  Delaware  corporation,
                         successor  to  Entergy  Corporation,  a  Florida
                         corporation
Entergy Gulf States      Entergy  Gulf  States,  Inc.  (including  wholly
                         owned subsidiaries - Varibus Corporation, GSG&T,
                         Inc.,  Prudential Oil & Gas, Inc., and  Southern
                         Gulf Railway Company)
Entergy London           Entergy London Investments plc, formerly Entergy
                         Power   UK  plc  (including  its  wholly   owned
                         subsidiary, London Electricity plc)
Entergy Louisiana        Entergy Louisiana, Inc.
Entergy Mississippi      Entergy Mississippi, Inc.
Entergy New Orleans      Entergy New Orleans, Inc.
Entergy Operations       Entergy   Operations,  Inc.,  a  subsidiary   of
                         Entergy    Corporation   that   has    operating
                         responsibility  for  ANO, Grand  Gulf  1,  River
                         Bend, and Waterford 3
Entergy Services         Entergy Services, Inc.
EPA                      U.S. Environmental Protection Agency
FASB                     Financial Accounting Standards Board
FERC                     Federal Energy Regulatory Commission
Form 10-K                The  combined Annual Report on Form 10-K for the
                         year   ended  December  31,  1997,  of  Entergy,
                         Entergy  Arkansas, Entergy Gulf States,  Entergy
                         Louisiana,  Entergy  Mississippi,  Entergy   New
                         Orleans, System Energy, and Entergy London
Grand Gulf 1             Unit No. 1 (nuclear) of the Grand Gulf Plant
Independence             Independence  Steam  Electric  Station   (coal),
                         owned  16%  by Entergy Arkansas, 25% by  Entergy
                         Mississippi, and 11% by Entergy Power
London Electricity       London  Electricity  plc - a  regional  electric
                         company  serving  London,  England,  which   was
                         acquired by Entergy effective February 1, 1997
MPSC                     Mississippi Public Service Commission
NRC                      Nuclear Regulatory Commission
Owner Participant        A  corporation  that,  in  connection  with  the
                         Waterford 3 sale and leaseback transactions, has
                         acquired  a beneficial interest in a trust,  the
                         Owner  Trustee of which is the owner and  lessor
                         of undivided interests in Waterford 3
Owner Trustee            Each  institution  and/or individual  acting  as
                         Owner  Trustee under a trust agreement  with  an
                         Owner   Participant  in  connection   with   the
                         Waterford 3 sale and leaseback transactions
PUHCA                    Public  Utility Holding Company Act of 1935,  as
                         amended
PUCT                     Public Utility Commission of Texas
River Bend               River Bend Nuclear Plant, owned by Entergy  Gulf
                         States
SEC                      Securities and Exchange Commission
SFAS                     Statement  of Financial Accounting Standards  as
                         promulgated   by   the   Financial    Accounting
                         Standards Board
System Agreement         Agreement,   effective  January  1,   1983,   as
                         modified,  among the domestic utility  companies
                         relating  to the sharing of generating  capacity
                         and other power resources
System Energy            System Energy Resources, Inc.
UK                       The United Kingdom of Great Britain and Northern
                         Ireland
Waterford 3              Unit No. 3 (nuclear) of the Waterford Plant
White Bluff              White  Bluff  Steam Electric Generating  Station
                         57% owned by Entergy Arkansas

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

      Net cash flow from operations for Entergy Corporation, the domestic utility companies, System Energy, and Entergy London for the six months ended June 30, 1998 and 1997 was as follows:

                                   Six Months          Six Months
          Company                Ended 6/30/98       Ended 6/30/97
                                            (In Millions)

          Entergy Corporation        $653.3               $840.2
          Entergy Arkansas           $ 95.3               $177.7
          Entergy Gulf States        $161.7               $213.5
          Entergy Louisiana          $128.7               $115.2
          Entergy Mississippi        $ 73.3               $ 87.6
          Entergy New Orleans        $  6.3               $ 29.2
          System Energy              $ 93.2               $131.6
          Entergy London             $165.3               $144.7

     For the first six months of 1998, cash flow from operations declined compared to 1997 due to rate reductions at Entergy Arkansas, Entergy Gulf States, and Entergy New Orleans, as discussed in "Entergy Corporation and Subsidiaries, Management's Financial Discussion and Analysis, Results of Operations." Revenue collections under rate phase-in plans that exceed current cash requirements for the related costs continue to contribute to cash flow from operations. In the income statement, revenue collections from phase-in plans are offset by the amortization of the previously deferred costs so that there is no effect on net income. These phase-in plans, which currently contribute to Entergy Corporation's cash position, will expire in November 1998 for Entergy Arkansas, in September 1998 for Entergy Mississippi, and in 2001 for Entergy New Orleans. Entergy Gulf States' Louisiana retail phase-in plan for River Bend expired in February 1998. Competitive businesses contributed $150.8 million to Entergy Corporation's cash flow from operations for the first six months of 1998. In accordance with the purchase method of accounting, London Electricity's results of operations are not included in the Entergy Corporation and Subsidiaries and the Entergy London Consolidated Statements of Cash Flows prior to February 1, 1997, the effective date of the acquisition of London Electricity.

Financing Sources

      Cash from operations, supplemented by cash on hand, was sufficient to meet substantially all investing and financing requirements of the domestic utility companies and System Energy, including capital expenditures, dividends, and debt and preferred stock maturities, for the six months ended June 30, 1998.

      In the first six months of 1998, Entergy's domestic utility companies have been able to fund their capital requirements with cash from operations as discussed above in "Cash Flows". Should additional cash be needed to fund investments or to retire debt, the domestic utility companies and System Energy each have the ability, subject to regulatory approval and compliance with issuance tests, to issue debt or preferred securities to meet such requirements. Although the rate proceedings in Texas discussed in Note 2 will have an impact on Entergy Gulf States' cash flows from operations, management believes that Entergy Gulf States' cash flow from operations will be sufficient to fund its capital requirements for the foreseeable future. In addition, to the extent market conditions and interest and dividend rates allow, the domestic utility companies, System Energy, and Entergy London will continue to refinance and/or redeem higher cost debt and preferred stock prior to maturity. See Note 4 for a discussion of Entergy's recent redemptions. Entergy's domestic utility companies and Entergy London may continue to establish special purpose trusts or limited partnerships as financing subsidiaries for the purpose of issuing quarterly income preferred securities, such as those issued in 1996 by Entergy Louisiana Capital I and Entergy Arkansas Capital I, and those issued in 1997 by Entergy Gulf States Capital I and Entergy London Capital, L.P. Entergy Corporation, the domestic utility companies, System Energy, and Entergy London also have the ability to effect short-term borrowings. See Notes 4, 5, 6, 7, 9 and 10 in the Form 10-K for additional information on Entergy's capital and refinancing requirements in 1998-2002.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES

       As of June 30, 1998, Entergy Corporation had $190 million outstanding under its $300 million bank credit facility. In addition, Entergy Corporation had $165.5 million outstanding and ETHC had $112.8 million outstanding under a joint $300 million bank line of credit as of June 30, 1998. See Note 4 to the Form 10-K for information on the short-term borrowing authorizations and bank lines of credit of the domestic utility companies, System Energy, and Entergy London.

      London Electricity is Entergy London's only asset. Dividends paid by London Electricity provide Entergy London with its sole source of cash flow to pay its debt service. In addition to London Electricity's cash flow from operations, Entergy London has other primary sources of liquidity, including a commercial paper program and several committed and uncommitted credit lines provided to London Electricity by banking institutions. London Electricity intends to use credit available under existing facilities to finance its remaining payment of windfall profits taxes in December 1998, which will total approximately $117 million (BPS70 million).

      Management believes that cash flow from operations, together with Entergy London's sources of credit, will provide sufficient financial resources to meet London Electricity and Entergy London's projected capital needs and other expenditure requirements for the foreseeable future. London Electricity has represented to the Director General of Electricity Supply for the UK, in connection with its Public Electricity Supply License, that it will use all reasonable endeavors to maintain an investment grade rating on its long-term debt.

Financing Uses

      During the last several years, Entergy has made a number of utility related investments overseas. These include investments in electricity related businesses in the UK, Australia, Argentina, Chile, Peru, Pakistan, and China. The ability of Entergy Corporation to provide additional capital to exempt wholesale generators or foreign utility companies currently is subject to the SEC's regulations under PUHCA. Absent SEC approval, these regulations limit the aggregate amount that Entergy may invest in foreign utility companies and exempt wholesale generators to 50% of consolidated retained earnings at the time an investment is made. As of November 1997, Entergy Corporation no longer had capacity to make additional investments under these regulations without SEC approval. Entergy has applied to the SEC to obtain additional authority to make such investments, and is also exploring means of raising capital for foreign electricity-related investments in a manner not inconsistent with these regulations. As of June 30, 1998, Entergy Corporation had a net investment of $1.3 billion in equity capital in competitive businesses.

      In addition to its electricity related foreign investments, Entergy has made investments in security monitoring and other telecommunications related businesses in the United States. No specific SEC approvals are required for such investments, and there is no maximum regulatory limit on such investments. Entergy has also made investments in energy-related businesses, including energy efficiency services and power marketing. Under PUHCA, the SEC imposes a limit equal to 15% of consolidated capitalization on the amount that may be invested in such businesses without specific SEC approval. Entergy currently has considerable capacity to make additional investments of this type before such limits would be exceeded.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES


      To make capital investments, fund its subsidiaries, and pay dividends, Entergy Corporation utilizes internally generated funds, cash on hand, funds available under its bank credit facilities, and bank financing as required. See Note 9 in the Form 10-K for a discussion of capital requirements. Entergy Corporation receives funds through dividend payments from its subsidiaries. During the six months ended June 30, 1998 such dividend payments from the domestic utility companies and System Energy totaled $176.8 million. During the six months ended June 30, 1998, Entergy Corporation paid $221.8 million of cash dividends on its common stock. Declarations of dividends on Entergy's common stock are made at the discretion of Entergy Corporation's Board of Directors (the Board). On August 2, 1998 the Board declared a quarterly dividend of $.30 per share on Entergy's common stock. This dividend represents a $.15 per share reduction from the recent level of Entergy's quarterly common stock dividends. The reduction was made in order to strengthen Entergy's financial position and fund investments. The Board will continue to evaluate the level of the dividend on Entergy's common stock, based upon Entergy's earnings and the Board's assessment of the financial strength of Entergy. See Note 8 in the Form 10-K for information on dividend restrictions.

Entergy Corporation and Entergy Gulf States

      During the fourth quarter of 1997, Entergy Gulf States established reserves of $381 million ($227 million net of tax) for the probable outcome of the pending rate case and abeyed plant cost proceedings in Texas based on management's estimates of the effects thereof. Entergy Gulf States recorded additional reserves of $101.3 million ($60.3 million net of tax) in the first six months of 1998 for the retroactive rate actions contained in the order issued by the PUCT on July 22, 1998. Final resolution of these matters could negatively affect Entergy Gulf States' ability to obtain financing, which in turn could affect Entergy Gulf States' liquidity and ability to pay common stock dividends to Entergy Corporation. See "Entergy Corporation and Subsidiaries, Management's Financial Discussion and Analysis, Significant Factors and Known Trends, Retail and Wholesale Rate Issues" and Note 2 for additional information.

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

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


      See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K, including "Open Access Transmission", "Municipalization", "Industry Consolidation", "Functional Unbundling", "Effects of Alternate Energy Sources on Retail Electric Sales to Industrial and Large Commercial Customers", and "Changes in Contract with Steam Customer" for a discussion of the competitive pressures facing Entergy and the electric utility industry. See also "Foreign Distribution and Supply", "Property Tax Exemptions", and "Market Risks" in the Form 10-K for a discussion of other significant issues affecting Entergy. Set forth below are recent developments to update the information contained in the Form 10-K for the sections presented.

Domestic Competition and Industry Challenges

Transition to Competition Filings

      See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS - Transition to Competition Filings" in the Form 10-K for a discussion of the domestic utility companies' filings with their respective state regulators concerning the transition to competition.

     Subsequent to the APSC's approval of Entergy Arkansas' transition to competition filing on December 12, 1997, the APSC opened four new generic restructuring dockets and scheduled a series of hearings throughout 1998. The APSC conducted hearings in these dockets in May 1998, in which the majority of the participating parties indicated that competition in the electric industry in Arkansas can begin by January 1, 2002. The APSC will submit a report and recommendations to the Legislature by October 1998. Similar generic proceedings have also been established by the public service commissions in Louisiana and Mississippi and by the Council.

      Entergy has proposed to FERC a regional transmission company as an alternative to an Independent System Operator (ISO) for electricity transmission. Entergy's proposal is a for-profit, FERC-regulated regional transmission company that would operate independently of Entergy's utility subsidiaries. Under the proposal, the transmission system and the employees who would operate and maintain it would be transferred from Entergy's utility subsidiaries to a separate legal entity owned by Entergy, but not operated or maintained by Entergy.

Retail and Wholesale Rate Issues

      On June 30, 1998, the PUCT held the first of several meetings to decide the outcome of Entergy Gulf States' pending Texas rate case. In so doing, the PUCT indicated that it would not act upon the most recent settlement agreement entered into among Entergy Gulf States and various intervenor groups in the rate case. After refining its decision over the course of several meetings, the PUCT issued its written order in the rate proceeding on July 22, 1998. The decision will result in a $122 million annual rate reduction, offset through May 1999 by recovery of accounting order deferrals, resulting in a net reduction of approximately $81 million through that date, as well as a rate refund of approximately $82 million retroactive to June 1, 1996. The order disallows recovery through rates by Entergy Gulf States of a majority of the charges for services provided by Entergy affiliates and provides a rate incentive for Entergy Gulf States to improve service quality. This decision does not address the majority of the transition to competition issues contained in the initial rate filing by Entergy Gulf States, including the accelerated recovery of the allowed nuclear investment. However, the PUCT's order provides for the accelerated amortization, through May 31, 1999, of the nuclear-related accounting order deferrals, which had been scheduled to be amortized through 2009. In light of the base rate reduction, Entergy Gulf States withdrew its voluntary commitment to open its retail market to direct competition. See Note 2 for additional information regarding this proceeding.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


      The PUCT's July 22, 1998 order, if sustained, will have material adverse consequences on Entergy Gulf States' revenues and net income. Entergy Gulf States will file a motion for reconsideration with the PUCT. Entergy Gulf States plans to seek such further remedies as may be available to it, including appealing the order if the motion for reconsideration fails to alter what Entergy Gulf States believes is an incorrect result based on the evidence before the PUCT. On July 29, 1998, a Texas state district court granted Entergy Gulf States' request for a temporary restraining order until August 12, 1998 to prevent enforcement of the PUCT's July 22, 1998 order. Additionally, Entergy Gulf States has a hearing on August 10, 1998 to determine if a temporary injunction against enforcement of the PUCT's order should also be granted. If sustained, the PUCT's ruling on the recoverability by Entergy Gulf States of charges for services provided by Entergy affiliates could result in Entergy Gulf States reevaluating the use of such services. See Note 2 for additional information regarding this proceeding.

     Effective July 29, 1998, Entergy Gulf States lowered its base retail electric rates in Louisiana by $18 million per year. This reduction, which was agreed to by Entergy Gulf States and the LPSC staff and approved by order of the LPSC, will facilitate the completion of Entergy's fourth post-merger earnings review, which was filed with the LPSC on May 30, 1997. However, pending proceedings in Entergy Gulf States' second, third and fourth earnings reviews will continue.

      See Note 2 to the Form 10-K and Note 2 herein for a discussion of the ongoing trend of regulator mandated rate reductions as well as incentive and performance-based regulation and filings made with state and local regulators regarding an orderly transition to a more competitive market for electricity.

      On March 13, 1998, on remand from the Supreme Court of Texas, the PUCT ruled by a vote of two to one that Entergy Gulf States should not be allowed to recover in rates any of the $1.4 billion of abeyed costs associated with its Texas jurisdictional investment in River Bend. These costs have been held in abeyance since 1988, during which time they have been the subject of appeals by Entergy Gulf States. Entergy Gulf States filed a motion for rehearing on this issue with the PUCT on April 2, 1998. This motion was denied by the PUCT by order dated July 8, 1998. Entergy Gulf States has again appealed the PUCT's decision on this matter in the Texas courts. Based on advice of counsel, management believes that it is probable that the matter will be remanded again to the PUCT for further ruling on the prudence of the abeyed plant costs. See Note 2 for additional information.

Legislative Activity

     In late March 1998, the Clinton Administration released its plan for electricity restructuring. The plan calls for customer choice by 2003 in addition to the recovery of stranded costs and repeal of PUHCA. In late June, the Administration submitted a bill containing the above provisions along with one allowing states to "opt out" of competition if they felt restructuring would harm residents. With little time remaining on the congressional calendar, it is unlikely that any comprehensive electric restructuring legislation or a repeal of PUHCA will be enacted during 1998.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


Domestic and Foreign Competitive Businesses

      Entergy Corporation seeks opportunities to expand its domestic and foreign businesses that are not regulated by domestic state and local utility regulatory authorities. Such business ventures currently include power development and operations and retail services related to the utility business. Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K for a discussion of Entergy Corporation's investments in nonregulated and foreign energy-related businesses. These investments may involve a greater risk than domestic regulated utility enterprises. For the six months ended June 30, 1998, these investments contributed approximately $96 million to Entergy Corporation's consolidated net income. Entergy's investment in London contributed $74 million to net income for the six months ended June 30, 1998, including $52 million due to non-recurring tax benefits and gains on investments. Domestic power marketing operations contributed $24 million to net income for the six months ended June 30, 1998; CitiPower Pty., an Australian distribution business, contributed $10 million; Edesur, S. A., an Argentine distribution business, contributed $3.5 million; and foreign power development and generation operations contributed $4 million. Energy retail businesses had a net loss of $20 million for the six months ended June 30, 1998.

      Following the conclusion of Entergy's Board of Directors meeting on August 2, 1998, management announced its intention to focus Entergy's resources on international power generation, nuclear operations, and power trading and marketing. Consistent with this intention, management expects to sell several businesses over the next eighteen months. These businesses include international distribution businesses in the UK and Australia, security monitoring, energy management, and portions of
Entergy's   telecommunications  interests.   See  Note  7   for   further
information.

      London Electricity has an exclusive right to supply electricity to residential and small industrial and commercial customers in its franchise area with demand of less than 100 KW. In late 1998, however, this segment of the supply business will become open to competition, subject to a six-month transition period. This means the retail market will be fully opened and all customers will have access to competition by June 1999. See Note 2 in the Form 10-K for a discussion of Entergy London regulatory matters.

      On June 30, 1997, the UK government announced a review of the regulatory framework governing the utilities, including electricity and distribution. The Department of Trade and Industry paper, "A Fair Deal for Consumers - Modernising the Framework for Utility Regulation", was published in late March 1998. Among the proposals with implications for Entergy London contained in this paper are recommendations for the separation of the electric distribution and supply businesses, the placing of customer interests on a statutory footing, and mechanisms to ensure that unearned gains are shared among all stakeholders. London Electricity submitted its response to these proposals to the Department of Trade and Industry in May 1998.

      The issue of separation of businesses is being carried forward as part of the Review of Public Electricity Suppliers 1998 to 2000. A consultation paper detailing the implications of the separation of distribution and supply and the options for legislative reform was published in May 1998 by the Office of Electricity Regulation. The Office of Electricity Regulation stated that it favored the separation of the electric industry into independent distribution and supply companies. London Electricity responded to the consultation paper in June 1998.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


     Two documents regarding power generation in the UK were published in June 1998. The first, "Review of Energy Sources for Power Generation - A Consultation Document", was published by the Department of Trade and Industry. This document contains the preliminary conclusions arising from the Review of Energy Sources for Power Generation. It concludes that the basic flaws in the existing electricity market arrangements have been identified. The resulting distortions need to be corrected so that the government can achieve its policy objective of diverse, secure, and sustainable energy supplies at competitive prices for consumers while protecting the environment. London Electricity responded to the preliminary conclusions in July 1998.

      The second document, "Report on Pool Price Increases in Winter 1997/98", published by the Office of Electricity Regulation, states that further steps need to be taken to increase the competitiveness of the generation market. It concludes that the most effective route in the short term would be to transfer National Power and PowerGen's coal fired plants to competitors, who are expected to more actively compete. London Electricity responded to this document in July 1998.

     In June 1998, the UK's Department of Trade and Industry issued the last remaining consent for Entergy's Damhead Creek merchant power plant project in Southeast England. Construction of the plant is now expected to begin in late 1998. Financing and other project requirements are currently in the final stages of development.

     Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" and Note 13 in the Form 10-K for a discussion of Entergy's major nonregulated business opportunities and foreign energy-related investments.

Domestic Deregulated Operations

     Entergy Gulf States discontinued regulatory accounting principles in 1989 for its wholesale jurisdiction and steam department, and in 1991 for the Louisiana deregulated portion of River Bend. In late 1997, Cajun's
30% interest in River Bend was transferred by the Cajun bankruptcy trustee to Entergy Gulf States and such interest is being treated as a deregulated operation. The domestic deregulated operations of Entergy Gulf States showed operating losses of $2.7 million and $5.6 million during the three and six months ended June 30, 1998, respectively, compared to operating income of $4.6 million and $9.2 million during the comparable periods in 1997.

     The decrease in net income from these deregulated operations for the three and six months ended June 30, 1998 was principally due to (1) lower revenues from the wholesale jurisdiction resulting from reduced rates charged to both a large wholesale customer and to Cajun for transmission service, (2) decreased steam products revenues as a result of the revised contractual arrangement with the steam customer, and (3) revenues from off-system sales of the transferred 30% portion of River Bend not fully recovering the costs associated with those sales. These decreases were partially offset by higher revenues from the Louisiana deregulated portion of River Bend. The future impact of these deregulated operations on Entergy's and Entergy Gulf States' results of operations and financial position will depend on operating costs, efficiency and availability of generating units, and market prices for energy over the remaining life of the assets.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


Accounting Issues

      New Accounting Standards - In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for Entergy in 2000. In early 1998, The American Institute of Certified Public Accountants issued Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which will be effective for Entergy in 1999. The adoption of SFAS 133 and SOP 98-1 is not expected to have a material effect on the financial position, results of operations, or cash flows of Entergy. See Note 6 herein for additional developments concerning these new accounting standards.

      Continued Application of SFAS 71 - The electric utility industry is moving toward a combination of competition and a modified regulatory environment. The domestic utility companies' and System Energy's financial statements currently reflect, for the most part, assets and costs based on existing cost-based ratemaking regulations in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Continued applicability of SFAS 71 to the domestic utility companies' and System Energy's financial statements requires that rates set by an independent regulator on a cost-of-service basis be charged to and collected from customers for the foreseeable future.

      The domestic utility companies' and System Energy's financial statements continue to apply SFAS 71 for their regulated operations, except for those portions of Entergy Gulf States' business described in "Domestic Deregulated Operations" above. Although discussions with regulatory authorities regarding retail competition have occurred and are expected to continue, definitive outcomes have not yet been determined. Therefore, the regulated operations continue to apply SFAS 71. See Note 1 to the Form 10-K for additional discussion of Entergy's application of SFAS 71.

Year 2000 Issues

      Like many companies, Entergy has been evaluating its computer software, databases, embedded microprocessors, suppliers, and other relationships to determine the extent to which actions are required to prevent problems related to the year 2000, and the resources that will be required to take such actions. These problems could result in malfunctions in certain software applications, databases, and computer equipment with respect to dates on or after January 1, 2000, unless corrected. Many of Entergy's suppliers also face year 2000 issues, which could affect their performance and indirectly affect Entergy. Entergy has been working on the above mentioned modifications and contingencies and will continue these efforts throughout mid-2000. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. Management's updated estimate of maintenance and modification costs related to this project to be incurred in 1998 through mid-2000 is approximately $90 to 95 million. These expenses are being funded through operating cash flows.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS

      Effective  February  1, 1997, Entergy Corporation  acquired  London
Electricity. Accordingly, consolidated net income for the six months ended June 30, 1997 reflects London Electricity's results subsequent to February 1, 1997.

Net Income

      Consolidated net income increased for the three months ended June 30, 1998, primarily due to higher competitive business revenues and lower income taxes, partially offset by an increase in operating expenses. Net income decreased for the six months ended June 30, 1998, primarily due to decreased domestic electric revenues and higher operating expenses, partially offset by increased competitive business revenues and lower income taxes. Additional reserves were recorded for anticipated rate actions for Texas retail customers which totaled $54.8 million and $60.3 million net of tax for the three and six months ended June 30, 1998, respectively. Excluding the effects of the additional reserves, net income for the three and six months ended June 30, 1998 would have increased approximately, $112.8 million and $56.9 million, respectively, net of tax, compared to the periods ended June 30, 1997.

      Significant factors affecting the results of operations and causing variances between the three and six months ended June 30, 1998 and 1997 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

     The changes in electric operating revenues associated with Entergy's domestic regulated operations for the three and six months ended June 30, 1998 are as follows:

                                     Three Months Ended    Six Months Ended
Description                          Increase/(Decrease)  Increase/(Decrease)
                                                 (In Millions)
Change in base revenues                   ($135.0)            ($157.7)
Rate riders                                 (10.9)              (36.5)
Fuel cost recovery                           (0.9)              (65.0)
Sales volume/weather                         84.1                65.8
Other revenue (including unbilled)           36.0                28.3
Sales for resale                             26.3                32.8
                                          -------             -------
   Total                                    ($0.4)            ($132.3)
                                          =======             =======


      Electric operating revenues for the domestic utility companies decreased for the three and six months ended June 30, 1998 primarily due to a decrease in base revenues at Entergy Gulf States and Entergy Louisiana, decreased rate rider revenue at Entergy Arkansas, and for the six months ended June 30, 1998, decreased fuel cost recovery at Entergy Arkansas and Entergy Louisiana. Base revenues at Entergy Gulf States decreased primarily due to the reserves recorded for anticipated rate refunds for Texas retail customers, aggressive pricing strategies for targeted customer segments, and a base rate reduction for the Louisiana retail customers that became effective in March 1998. Base revenues at Entergy Louisiana decreased due to a base rate reduction that became effective in the third quarter of 1997. The decrease in rate rider revenue at Entergy Arkansas, which does not affect net income, was due to the scheduled decline in Grand Gulf 1 cost recovery rate rider revenues as provided in the phase-in plan. Fuel cost recovery revenues decreased at Entergy Louisiana due to lower pricing resulting from a change in generation mix. Partially offsetting these decreases were increases in sales volume, other revenue (primarily unbilled revenue), and sales for resale. Sales volume increased due to significantly warmer weather in

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


the second quarter of 1998. Unbilled revenue increased due to higher sales volume. Sales for resale increased primarily due to sales to non-associated utilities and additional revenues related to the sale of energy from the 30% interest in River Bend transferred by the Cajun bankruptcy trustee to Entergy Gulf States in December 1997.

     Competitive business revenues increased for the three and six months ended June 30, 1998. Entergy London revenues for the six months ended June 30, 1998 were higher due to an additional month of activity under Entergy ownership recorded in 1998 compared to 1997, partially offset by the impact of a 3% price reduction, effective April 1, 1997, for kilowatt-hours distributed. An additional 3% price reduction, effective April 1,
1998,  also  impacted  the  three  months  ended  June  30,  1998.   Also
contributing to the increase in competitive business revenues was an increase in revenue at EPMC and EPI. This revenue increase was a result of increased sales volume and price on the spot market due to increased demand resulting from significantly warmer weather in the second quarter of 1998. This increase was partially offset for EPMC by increased power purchased for resale as discussed below. The acquisition of new security companies at ETHC also contributed to the increase in competitive business revenues.

Expenses

     Operating expenses increased for the three and six months ended June 30, 1998. The increase in the three months ended June 30, 1998 was primarily due to an increase in purchased power expenses and a decrease in other regulatory credits, partially offset by the decreased amortization of rate deferrals. The increase in the six months ended June 30, 1998 was primarily due to increases in purchased power expenses, other operation and maintenance expenses, and depreciation, amortization, and decommissioning expense, partially offset by decreases in fuel expenses and in the amortization of rate deferrals.

      The increases in purchased power expenses were primarily the result of a higher level of power trading by EPMC and, for the six months ended June 30, 1998, due to an additional month of Entergy London activity. The decrease in other regulatory credits for the three months ended June 30, 1998 was primarily due to the decrease in the under-recovery of Grand Gulf 1 related costs at Entergy Mississippi. The increase in other operation and maintenance expenses for the six months ended June 30, 1998 was primarily due to an additional month of Entergy London operations in 1998 as compared to 1997. Operation and maintenance expenses of security companies acquired by ETHC subsequent to the second quarter of 1997 also contributed to the increase in such expenses. Additionally, at Entergy Gulf States, other operation and maintenance expenses increased as a result of the inclusion of expenses related to the 30% interest in River Bend transferred by the Cajun bankruptcy trustee to Entergy Gulf States in December 1997. Beginning in 1998, Entergy Gulf States includes 100% of River Bend's operation and maintenance expenses in its operating expenses, as compared to 70% of such expenses for the three and six months ended June 30, 1997. The increase in depreciation, amortization, and decommissioning for the six months ended June 30, 1998 is primarily due to the inclusion of an additional month of depreciation and amortization expense at Entergy London in 1998 and the acquisition of additional security company assets by ETHC.

      A decrease in fuel expenses for the six months ended June 30, 1998, primarily at Entergy Arkansas, was due to a reduction in generation due to outages and disruption of coal deliveries to coal plants. Partially offsetting the increases in operating expenses for the three and six months ended June 30, 1998 were decreases in the amortization of rate deferrals. These decreases were caused by a lower amortization as prescribed in the Grand Gulf 1 rate phase-in plan and the Stipulation and Settlement Agreement with the APSC at Entergy Arkansas and the expiration of the Louisiana retail phase-in plan for River Bend in February 1998 at Entergy Gulf States.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Other

      Interest on long-term debt decreased for the three and six months ended June 30, 1998 primarily due to the retirement of certain long-term debt in 1998 at Entergy Arkansas, Entergy Gulf States, and System Energy.

      The effective income tax rates for the three months ended June 30, 1998 and 1997 were 23.6% and 35.9%, respectively. For the six months ended June 30, 1998 and 1997 the effective income tax rates were 29.4% and 35.3%, respectively. The decreases in 1998 were primarily due to the recording of a $44 million deferred tax benefit in June 1998 related to expected utilization of Entergy's capital loss carryforwards. The expected utilization results from potential gain transactions that would originate from investment/disposition strategies to be implemented within five years. Realization of the deferred tax asset is dependent upon Entergy's ability to utilize the capital loss carryforwards, which will expire in 2002. Partially offsetting these decreases was an increase primarily related to the increased reversal of previously recorded AFUDC amounts included in depreciation at Entergy Arkansas and Entergy Gulf States. The impact of the amortization of investment tax credits and of excess deferred taxes on rate deferrals at Entergy Mississippi, and a decrease in the flow-through of tax benefits related to operating reserves at Entergy Gulf States also contributed to the offsetting increases.

                        ENTERGY CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
              For the Three and Six Months Ended June 30, 1998 and 1997
                                  (Unaudited)

                                                                   Three Months Ended           Six Months Ended
                                                                  1998           1997          1998            1997
                                                                       (In Thousands, Except Share Data)
Operating Revenues:
  Domestic electric                                            $1,502,357     $1,502,742     $2,822,409      $2,954,667
  Natural gas                                                      24,188         23,025         74,613          80,521
  Steam products                                                   12,125         12,872         20,525          23,961
  Competitive businesses                                          970,144        639,451      1,904,359       1,164,694
                                                               ----------     ----------     ----------      ----------
        Total                                                   2,508,814      2,178,090      4,821,906       4,223,843
                                                               ----------     ----------     ----------      ----------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                                   327,854        339,778        676,817         738,520
     Purchased power                                              808,264        469,726      1,586,938         890,688
     Nuclear refueling outage expenses                             21,015         13,172         43,689          30,408
     Other operation and maintenance                              500,505        512,830        984,193         938,917
           Depreciation, amortization, and decommissioning        245,089        241,286        497,547         469,315
  Taxes other than income taxes                                    90,318         90,205        186,112         183,196
  Other regulatory credits                                        (25,017)       (35,225)       (59,783)        (56,771)
  Amortization of rate deferrals                                   68,076        112,431        148,176         223,465
                                                               ----------     ----------     ----------      ----------
        Total                                                   2,036,104      1,744,203      4,063,689       3,417,738
                                                               ----------     ----------     ----------      ----------

Operating Income                                                  472,710        433,887        758,217         806,105
                                                               ----------     ----------     ----------      ----------

Other Income:
  Allowance for equity funds used
   during construction                                              3,274          3,035          5,623           6,068
  Miscellaneous - net                                              18,208         29,224         49,781          46,617
                                                               ----------     ----------     ----------      ----------
        Total                                                      21,482         32,259         55,404          52,685
                                                               ----------     ----------     ----------      ----------

Interest Charges:
  Interest on long-term debt                                      191,310        205,310        382,886         390,800
  Other interest - net                                             14,053         11,148         24,155          23,053
     Distributions on preferred securities of subsidiaries          8,950          4,710         20,128           8,882
  Allowance for borrowed funds used
   during construction                                             (2,682)        (2,440)        (4,562)         (4,877)
                                                               ----------     ----------     ----------      ----------
        Total                                                     211,631        218,728        422,607         417,858
                                                               ----------     ----------     ----------      ----------

Income Before Income Taxes                                        282,561        247,418        391,014         440,932

Income Taxes                                                       66,582         88,839        114,981         155,868
                                                               ----------     ----------     ----------      ----------

Net Income before Preferred Dividend Requirements and Other       215,979        158,579        276,033         285,064

Preferred and Preference Dividend Requirements of
   Subsidiaries and Other                                          11,704         12,303         23,480          29,026
                                                               ----------     ----------     ----------      ----------

Consolidated Net Income                                           204,275        146,276        252,553         256,038

Other Comprehensive Income:
     Foreign Currency Translation Adjustment                      (20,541)       (10,763)        (3,848)        (11,522)
                                                               ----------     ----------     ----------      ----------

Comprehensive Net Income                                         $183,734       $135,513       $248,705        $244,516
                                                               ==========     ==========     ==========      ==========
Earnings per average common share
     Basic and diluted                                              $0.83          $0.61          $1.03           $1.08
Dividends declared per common share                                     -          $0.45          $0.90           $0.90
Average number of common shares outstanding:
     Basic                                                    246,452,120    238,577,894    246,187,736     236,865,266
     Diluted                                                  246,501,362    238,639,480    246,298,479     236,944,435
See Notes to Financial Statements.

                    ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Six Months Ended June 30, 1998 and 1997
                                 (Unaudited)

                                                                               1998                   1997
                                                                                      (In Thousands)
Operating Activities:
  Net income before preferred dividend requirements and other                 $276,033               $285,064
  Noncash items included in net income:
    Amortization of  rate deferrals                                            148,176                223,311
    Other regulatory credits                                                   (59,783)               (21,546)
    Depreciation, amortization, and decommissioning                            497,547                469,315
    Deferred income taxes and investment tax credits                           (88,348)               (70,123)
    Allowance for equity funds used during construction                         (5,623)                (5,475)
  Changes in working capital:
    Receivables                                                                (54,452)                 8,750
    Fuel inventory                                                               3,868                 37,965
    Accounts payable                                                           (38,423)               (23,891)
    Taxes accrued                                                              134,994                106,367
    Interest accrued                                                               590                    868
    Other working capital accounts                                            (117,599)               (98,449)
  Reserve for rate refund                                                      101,255                      -
  Provision for estimated losses and reserves                                  (80,643)               (11,594)
  Decommissioning trust contributions and realized change in trust assets      (37,674)               (35,489)
  Other                                                                        (26,583)               (24,859)
                                                                              --------               --------
    Net cash flow provided by operating activities                             653,335                840,214
                                                                              --------               --------

Investing Activities:
  Construction/capital expenditures                                           (454,309)              (296,817)
  Allowance for equity funds used during construction                            5,623                  5,475
  Nuclear fuel purchases                                                       (41,126)               (52,323)
  Proceeds from sale/leaseback of nuclear fuel                                  37,666                 79,512
  Acquisition of London Electricity, net of cash acquired                            -             (1,980,631)
  Investment in other nonregulated/nonutility properties                       (21,961)                78,537
  Other                                                                        (33,731)               (20,767)
                                                                              --------               --------

    Net cash flow used in investing activities                                (507,838)            (2,187,014)
                                                                              --------               --------

See Notes to Financial Statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Six Months Ended June 30, 1998 and 1997
                                (Unaudited)

                                                                         1998                 1997
                                                                              (In Thousands)
Financing Activities:
  Proceeds from the issuance of:
    General and refunding mortgage bonds                                78,703                64,827
    First mortgage bonds                                               112,556                84,064
    Bank notes and other long-term debt                                201,070             1,691,201
    Preferred securities of subsidiary trusts                                -                82,323
    Common stock                                                        15,228               166,870
  Retirement of:
    First mortgage bonds                                              (341,335)             (192,504)
    General and refunding mortgage bonds                               (80,000)                 (634)
    Other long-term debt                                              (125,389)              (21,160)
  Redemption of preferred stock                                         (6,250)             (103,867)
  Changes in short-term borrowings - net                               186,167               113,104
  Preferred stock dividends paid                                       (23,580)              (27,275)
  Common stock dividends paid                                         (221,772)             (212,141)
                                                                     ---------            ----------

    Net cash flow provided by (used in) financing activities          (204,602)            1,644,808
                                                                     ---------            ----------

Effect of exchange rates on cash and cash equivalents                    1,894                   809
                                                                     ---------            ----------

Net increase (decrease) in cash and cash equivalents                   (57,211)              298,817

Cash and cash equivalents at beginning of period                       830,547               388,703
                                                                     ---------            ----------

Cash and cash equivalents at end of period                            $773,336              $687,520
                                                                     =========            ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                              $427,136              $256,899
    Income taxes                                                       $78,761               $81,165
  Noncash investing and financing activities:
     Change in unrealized appreciation of
       decommissioning trust assets                                    $22,854                $6,268

See Notes to Financial Statements.

                 ENTERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                  June 30, 1998 and December 31, 1997
                             (Unaudited)

                                                                                 1998                 1997
                                                                                      (In Thousands)
                              ASSETS
Current Assets:
  Cash and cash equivalents:
    Cash                                                                        $78,332              $85,067
    Temporary cash investments - at cost,
      which approximates market                                                 673,404              700,431
    Special deposits                                                             21,600               45,049
                                                                            -----------          -----------
           Total cash and cash equivalents                                      773,336              830,547
  Notes receivable                                                                5,449                8,157
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
       $29.9 million in 1998 and $32.8 million in 1997)                         488,903              458,085
    Other                                                                       312,294              225,523
    Accrued unbilled revenues                                                   533,192              580,194
  Deferred fuel costs                                                           232,512              150,596
  Fuel inventory                                                                115,463              119,331
  Materials and supplies - at average cost                                      391,948              367,870
  Rate deferrals                                                                106,451              237,302
  Prepayments and other                                                         215,282              193,717
                                                                            -----------          -----------
           Total                                                              3,174,830            3,171,322
                                                                            -----------          -----------

Other Property and Investments:
  Decommissioning trust funds                                                   649,578              589,050
  Non-regulated investments                                                     615,064              568,951
  Other                                                                         222,633              225,818
                                                                            -----------          -----------
           Total                                                              1,487,275            1,383,819
                                                                            -----------          -----------

Utility Plant:
  Electric                                                                   25,547,716           25,310,122
  Plant acquisition adjustment - Entergy Gulf States                            431,028              439,160
  Electric plant under leases                                                   674,483              674,483
  Property under capital leases - electric                                      128,459              134,278
  Natural gas                                                                   178,186              169,964
  Steam products                                                                 82,751               82,289
  Construction work in progress                                                 766,786              565,667
  Nuclear fuel under capital leases                                             247,811              269,011
  Nuclear fuel                                                                   91,084               72,875
                                                                            -----------          -----------
           Total                                                             28,148,304           27,717,849
  Less - accumulated depreciation and amortization                           10,006,232            9,585,021
                                                                            -----------          -----------
           Utility plant - net                                               18,142,072           18,132,828
                                                                            -----------          -----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                              145,277              162,602
    SFAS 109 regulatory asset - net                                           1,157,286            1,174,187
    Unamortized loss on reacquired debt                                         189,888              196,891
    Other regulatory assets                                                     520,482              466,780
  Long-term receivables                                                          35,693               36,984
   CitiPower license (net of amortization of $30.6 million in 1998
     and $25.6 million in 1997)                                                 459,971              486,153
  London Electricity license (net of amortization of $48.8 million
     in 1998 and $25.6 million in 1997)                                       1,330,902            1,327,312
  Other                                                                         529,702              461,822
                                                                            -----------          -----------
           Total                                                              4,369,201            4,312,731
                                                                            -----------          -----------

           TOTAL                                                            $27,173,378          $27,000,700
                                                                            ===========          ===========
See Notes to Financial Statements.

                 ENTERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                 June 30, 1998 and December 31, 1997
                             (Unaudited)


                                                                                   1998                 1997
                                                                                         (In Thousands)
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Currently maturing long-term debt                                                $305,027            $390,674
  Notes payable                                                                     622,609             428,964
  Accounts payable                                                                  893,454             915,800
  Customer deposits                                                                 178,176             178,162
  Taxes accrued                                                                     500,023             359,996
  Accumulated deferred income taxes                                                   7,384              56,524
  Interest accrued                                                                  214,506             214,763
  Dividends declared                                                                  8,068               8,166
  Obligations under capital leases                                                  163,189             167,700
  Other                                                                              71,628              81,303
                                                                                -----------         -----------
           Total                                                                  2,964,064           2,802,052
                                                                                -----------         -----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                               4,539,504           4,567,052
  Accumulated deferred investment tax credits                                       569,519             587,781
  Obligations under capital leases                                                  213,396             236,000
  Other                                                                           1,987,049           1,857,514
                                                                                -----------         -----------
           Total                                                                  7,309,468           7,248,347
                                                                                -----------         -----------

  Long-term debt                                                                  8,977,087           9,068,325
  Subsidiaries' preferred stock with sinking fund                                   182,755             185,005
  Subsidiary's preference stock                                                     150,000             150,000
  Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts holding
   solely junior subordinated deferrable debentures                                 215,000             215,000
  Company-obligated redeemable preferred securities of subsidiary
   partnership holding solely junior subordinated deferrable debentures             300,000             300,000


Shareholders' Equity:
  Subsidiaries' preferred stock without sinking fund                                334,455             338,455
  Common stock, $.01 par value, authorized 500,000,000
    shares; issued 246,686,106 shares in 1998 and 246,149,198
    shares in 1997                                                                    2,467               2,461
  Additional paid-in capital                                                      4,627,648           4,613,572
  Retained earnings                                                               2,188,165           2,157,912
  Cumulative foreign currency translation adjustment                                (73,665)            (69,817)
  Less - treasury stock (134,504 shares in 1998 and
  306,852 shares in 1997)                                                             4,066              10,612
                                                                                -----------         -----------
           Total                                                                  7,075,004           7,031,971
                                                                                -----------         -----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                                $27,173,378         $27,000,700
                                                                                ===========         ===========
See Notes to Financial Statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES
                        SELECTED OPERATING RESULTS
         For the Three and Six Months Ended June 30, 1998 and 1997
                               (Unaudited)

                                        Three Months Ended      Increase/
           Description                  1998          1997     (Decrease)         %
                                                 (In Millions)
Domestic Electric Operating Revenues:
  Residential                          $ 503.7      $ 454.3     $  49.4           11
  Commercial                             360.8        362.4        (1.6)           -
  Industrial                             439.5        477.0       (37.5)          (8)
  Governmental                            42.7         40.4         2.3            6
                                     ----------------------------------
    Total retail                       1,346.7      1,334.1        12.6            1
  Sales for resale                       107.3         81.0        26.3           32
  Other                                   48.3         87.6       (39.3)         (45)
                                     ----------------------------------
    Total                            $ 1,502.3    $ 1,502.7       ($0.4)           -
                                     ==================================
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                            6,697        5,531       1,166           21
  Commercial                             5,496        4,952         544           11
  Industrial                            10,854       11,239        (385)          (3)
  Governmental                             669          598          71           12
                                     ----------------------------------
    Total retail                        23,716       22,320       1,396            6
  Sales for resale                       2,645        1,828         817           45
                                     ----------------------------------
    Total                               26,361       24,148       2,213            9
                                     ==================================

                                         Six Months Ended      Increase/
           Description                   1998        1997      (Decrease)         %
                                                   (In Millions)
Domestic Electric Operating Revenues:
  Residential                          $ 966.7      $ 956.4     $  10.3            1
  Commercial                             693.5        730.7       (37.2)          (5)
  Industrial                             884.2        973.9       (89.7)          (9)
  Governmental                            84.2         82.0         2.2            3
                                     ----------------------------------
    Total retail                       2,628.6      2,743.0      (114.4)          (4)
  Sales for resale                       190.4        157.6        32.8           21
  Other                                    3.4         54.1       (50.7)         (94)
                                     ----------------------------------
    Total                            $ 2,822.4    $ 2,954.7     ($132.3)          (4)
                                     ==================================

Billed Electric Energy
 Sales (Millions of kWh):
  Residential                           12,937       11,931       1,006            8
  Commercial                            10,325        9,847         478            5
  Industrial                            21,266       22,135        (869)          (4)
  Governmental                           1,297        1,193         104            9
                                     ----------------------------------
    Total retail                        45,825       45,106         719            2
  Sales for resale                       4,574        4,253         321            8
                                     ----------------------------------
    Total                               50,399       49,359       1,040            2
                                     ==================================


                         ENTERGY ARKANSAS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months ended June 30, 1998 primarily due to decreases in operating expenses and interest expense, partially offset by decreases in electric operating revenues and other income. Net income decreased for the six months ended June 30, 1998 primarily due to decreases in electric operating revenues and other income, partially offset by decreases in operating expenses and interest expense.

      Significant factors affecting the results of operations and causing variances between the three and six months ended June 30, 1998 and 1997 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      The changes in electric operating revenues for the three and six months ended June 30, 1998 are as follows:

                                   Three Months Ended    Six Months Ended
Description                        Increase/(Decrease)  Increase/(Decrease)
                                                 (In Millions)

Change in base revenues                   ($3.8)              ($2.2)
Rate riders                               (20.4)              (47.5)
Fuel cost recovery                         (0.7)               (7.5)
Sales volume/weather                       24.1                22.5
Other revenue (including unbilled)          1.8                17.5
Sales for resale                          (33.3)              (60.0)
                                         ------              ------
   Total                                 ($32.3)             ($77.2)
                                         ======              ======

      Electric operating revenues decreased for the three and six months ended June 30, 1998 primarily as a result of a decrease in rate rider revenue and sales for resale, partially offset by an increase in sales volume and, for the six months ended June 30, 1998, an increase in other revenue (primarily unbilled revenue). Rate rider revenue, which does not affect net income, decreased due to the decline in Grand Gulf 1 cost recovery rate rider revenues reflecting scheduled reductions in the phase-
in  plan.   Sales  for  resale decreased due to a decrease  in  sales  to associated companies. This decrease was a result of reduced generation due to outages at both ANO1 and ANO2 and restricted generation at the Independence and White Bluff coal plants due to disruption in coal deliveries. Sales volume increased due to significantly warmer weather in the second quarter of 1998. Unbilled revenue increased for the six months ended June 30, 1998 primarily as a result of increased sales volume.

                         ENTERGY ARKANSAS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Expenses

     Operating expenses decreased for the three and six months ended June 30, 1998 primarily due to decreases in fuel expenses and the amortization of Grand Gulf 1 rate deferrals and an increase in other regulatory credits, partially offset by slight increases in various other operating expenses. Fuel expenses decreased primarily due to a reduction in generation due to the outages and disrupted coal deliveries discussed above. The decrease in the amortization of Grand Gulf 1 rate deferrals is due to a decrease in amortization prescribed in the Grand Gulf 1 rate phase-in plan and the Stipulation and Settlement Agreement with the APSC. See Note 2 for further discussion. The increase in other regulatory credits is a result of the increase in the net under-recovery of Grand Gulf 1 related costs.

Other

      Miscellaneous other income - net decreased for the three and six months ended June 30, 1998 primarily due to reduced Grand Gulf 1 carrying charges as a result of a decline in the deferral balance, which does not impact net income.

      Interest charges decreased for the three and six months ended June 30, 1998 primarily due to the retirement of certain long-term debt in 1998.

      The effective income tax rate of 38.3% for the three months ended June 30, 1998 remained relatively unchanged from the rate of 38.8% for the three months ended June 30, 1997. For the six months ended June 30, 1998 and 1997 the effective income tax rates were 38.9% and 35.3%, respectively. The increase in 1998 is primarily due to the increased reversal of previously recorded AFUDC amounts included in depreciation.


                        ENTERGY ARKANSAS, INC.
                         STATEMENTS OF INCOME
     For the Three and Six Months Ended June 30, 1998 and 1997
                             (Unaudited)

                                                          Three Months Ended        Six Months Ended
                                                           1998        1997         1998        1997
                                                            (In Thousands)           (In Thousands)
Operating Revenues                                       $391,357    $423,619     $721,146    $798,350
                                                         --------    --------     --------    --------

Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                        29,142      62,754       75,365     129,347
     Purchased power                                      114,997     109,120      210,312     203,854
     Nuclear refueling outage expenses                      7,728       5,367       15,819      12,266
     Other operation and maintenance                       90,497      86,085      176,296     171,801
  Depreciation, amortization, and decommissioning          44,773      41,335       90,033      82,784
  Taxes other than income taxes                             9,840       9,101       20,200      18,529
  Other regulatory credits                                (11,524)     (9,485)     (22,105)     (8,749)
  Amortization of rate deferrals                           22,067      38,469       44,135      76,754
                                                         --------    --------     --------    --------
        Total                                             307,520     342,746      610,055     686,586
                                                         --------    --------     --------    --------

Operating Income                                           83,837      80,873      111,091     111,764
                                                         --------    --------     --------    --------

Other Income:
  Allowance for equity funds used
   during construction                                      1,628       1,445        2,332       2,888
  Miscellaneous - net                                       1,678       5,090        8,548      10,414
                                                         --------    --------     --------    --------
        Total                                               3,306       6,535       10,880      13,302
                                                         --------    --------     --------    --------

Interest Charges:
  Interest on long-term debt                               21,657      23,777       45,121      48,227
  Other interest - net                                        584         971        1,360       1,900
  Distributions on preferred securities of subsidiary       1,295       1,275        2,550       2,550
  Allowance for borrowed funds used
   during construction                                     (1,164)       (869)      (1,651)     (1,737)
                                                         --------    --------     --------    --------
        Total                                              22,372      25,154       47,380      50,940
                                                         --------    --------     --------    --------

Income Before Income Taxes                                 64,771      62,254       74,591      74,126

Income Taxes                                               24,804      24,169       29,001      26,193
                                                         --------    --------     --------    --------

Net Income                                                 39,967      38,085       45,590      47,933

Preferred Stock Dividend Requirements
  and Other                                                 2,593       2,798        5,219       5,630
                                                         --------    --------     --------    --------

Earnings Applicable to Common Stock                       $37,374     $35,287      $40,371     $42,303
                                                         ========    ========     ========    ========
See Notes to Financial Statements.

                         ENTERGY ARKANSAS, INC.
                        STATEMENTS OF CASH FLOWS
           For the Six Months Ended June 30, 1998 and 1997
                               (Unaudited)

                                                                       1998             1997
                                                                           (In Thousands)
Operating Activities:
  Net income                                                           $45,590          $47,933
  Noncash items included in net income:
    Amortization of rate deferrals                                      44,135           76,754
    Other regulatory credits                                           (22,105)          (8,749)
    Depreciation, amortization, and decommissioning                     90,033           82,784
    Deferred income taxes and investment tax credits                     2,886          (30,693)
    Allowance for equity funds used during construction                 (2,332)          (2,888)
  Changes in working capital:
    Receivables                                                        (34,717)          29,939
    Fuel inventory                                                      (4,464)          29,293
    Accounts payable                                                    69,394          (22,365)
    Taxes accrued                                                        9,713           11,613
    Interest accrued                                                    (4,013)             622
    Deferred fuel costs                                                (43,643)           6,044
    Other working capital accounts                                     (13,017)         (39,775)
  Decommissioning trust contributions and realized
   change in trust assets                                              (12,679)         (12,283)
  Provision for estimated losses and reserves                           (3,075)           5,383
  Other                                                                (26,449)           4,051
                                                                      --------        ---------
    Net cash flow provided by operating activities                      95,257          177,663
                                                                      --------        ---------

Investing Activities:
  Construction expenditures                                            (81,803)         (61,664)
  Allowance for equity funds used during construction                    2,332            2,888
  Nuclear fuel purchases                                                (6,997)         (36,532)
  Proceeds from sale/leaseback of nuclear fuel                           6,997           36,553
                                                                      --------        ---------
    Net cash flow used in investing activities                         (79,471)         (58,755)
                                                                      --------        ---------

Financing Activities:
  Proceeds from the issuance of first mortgage bonds                         -           84,064
  Retirement of:
     First mortgage bonds                                             (105,774)        (117,587)
     Other long term debt                                              (45,500)               -
  Redemption of preferred stock                                         (4,000)               -
  Dividends paid:
    Common stock                                                        (7,500)         (31,400)
    Preferred stock                                                     (5,318)          (5,729)
                                                                      --------        ---------
    Net cash flow used in financing activities                        (168,092)         (70,652)
                                                                      --------        ---------

Net increase (decrease) in cash and cash equivalents                  (152,306)          48,256

Cash and cash equivalents at beginning of period                       203,391           43,857
                                                                      --------        ---------

Cash and cash equivalents at end of period                             $51,085          $92,113
                                                                      ========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                               $48,855          $41,995
    Income taxes                                                       $16,747          $40,864
  Noncash investing and financing activities:
    Change in unrealized appreciation of
     decommissioning trust assets                                      $15,048           $5,817

See Notes to Financial Statements.


                        ENTERGY ARKANSAS, INC.
                            BALANCE SHEETS
                 June 30, 1998 and December 31, 1997
                             (Unaudited)

                                                                  1998           1997
                       ASSETS                                       (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                          $4,394        $6,076
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                      12,813        41,389
        Other                                                     33,878       110,877
    Special deposits                                                   -        45,049
                                                              ----------    ----------
           Total cash and cash equivalents                        51,085       203,391
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.8 million in 1998 and 1997)                            82,406        71,910
    Associated companies                                          60,964        46,166
    Other                                                          7,235        10,282
    Accrued unbilled revenues                                    102,086        89,616
  Deferred fuel costs                                             27,399             -
  Fuel inventory - at average cost                                32,633        28,169
  Materials and supplies - at average cost                        84,861        79,692
  Rate deferrals                                                  31,114        75,249
  Deferred nuclear refueling outage costs                         32,107        24,335
  Prepayments and other                                           13,675         8,647
                                                              ----------    ----------
           Total                                                 525,565       637,457
                                                              ----------    ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity                  11,213        11,213
  Decommissioning trust fund                                     278,300       250,573
  Other - at cost (less accumulated depreciation)                  4,980         4,939
                                                              ----------    ----------
           Total                                                 294,493       266,725
                                                              ----------    ----------

Utility Plant:
  Electric                                                     4,667,501     4,650,065
  Property under capital leases                                   52,513        53,843
  Construction work in progress                                  190,969       123,087
  Nuclear fuel under capital lease                                81,450        92,621
  Nuclear fuel                                                    32,607             -
                                                              ----------    ----------
           Total                                               5,025,040     4,919,616
  Less - accumulated depreciation and amortization             2,207,859     2,116,826
                                                              ----------    ----------
           Utility plant - net                                 2,817,181     2,802,790
                                                              ----------    ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                              251,789       252,712
    Unamortized loss on reacquired debt                           53,665        53,780
    Other regulatory assets                                       95,295        79,461
  Other                                                           21,130        13,952
                                                              ----------    ----------
           Total                                                 421,879       399,905
                                                              ----------    ----------

           TOTAL                                              $4,059,118    $4,106,877
                                                              ==========    ==========
See Notes to Financial Statements.



                         ENTERGY ARKANSAS, INC.
                            BALANCE SHEETS
                   June 30, 1998 and December 31, 1997
                             (Unaudited)

                                                               1998              1997
       LIABILITIES AND SHAREHOLDERS' EQUITY                       (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                               $850          $60,650
  Notes payable                                                    667              667
  Accounts payable:
    Associated companies                                       106,866           59,438
    Other                                                       98,371           76,405
  Customer deposits                                             25,420           23,437
  Taxes accrued                                                 87,040           77,327
  Accumulated deferred income taxes                             24,802           32,239
  Interest accrued                                              24,813           28,826
  Co-owner advances                                             17,710            7,666
  Deferred fuel costs                                                -           16,244
  Obligations under capital leases                              47,751           62,623
  Other                                                         14,621           21,696
                                                            ----------       ----------
           Total                                               448,911          467,218
                                                            ----------       ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                            771,997          759,489
  Accumulated deferred investment tax credits                  101,333          103,899
  Obligations under capital leases                              86,212           83,841
  Other                                                        175,490          169,884
                                                            ----------       ----------
           Total                                             1,135,032        1,117,113
                                                            ----------       ----------

Long-term debt                                               1,168,618        1,244,860
Preferred stock with sinking fund                               31,027           31,027
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures              60,000           60,000

Shareholders' Equity:
  Preferred stock without sinking fund                         112,350          116,350
  Common stock, $0.01 par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares                                              470              470
  Additional paid-in capital                                   590,134          590,134
  Retained earnings                                            512,576          479,705
                                                            ----------       ----------
           Total                                             1,215,530        1,186,659
                                                            ----------       ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                            $4,059,118       $4,106,877
                                                            ==========       ==========
See Notes to Financial Statements.

                        ENTERGY ARKANSAS, INC.
                     SELECTED OPERATING RESULTS
      For the Three and Six Months Ended June 30, 1998 and 1997


                                       Three Months Ended    Increase/
            Description                 1998        1997    (Decrease)      %
                                               (In Millions)
Electric Operating Revenues:
  Residential                          $ 118.3    $ 105.2   $  13.1        12
  Commercial                              68.9       75.9      (7.0)       (9)
  Industrial                              78.4       84.2      (5.8)       (7)
  Governmental                             3.6        4.6      (1.0)      (22)
                                       ----------------------------
    Total retail                         269.2      269.9      (0.7)        -
  Sales for resale:
     Associated companies                 25.4       61.6     (36.2)      (59)
     Non-associated companies             53.9       51.0       2.9         6
  Other                                   42.8       41.1       1.7         4
                                       ----------------------------
    Total                              $ 391.3    $ 423.6    ($32.3)       (8)
                                       ============================
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                            1,357      1,091       266        24
  Commercial                             1,116        972       144        15
  Industrial                             1,642      1,541       101         7
  Governmental                              56         57        (1)       (2)
                                       ----------------------------
    Total retail                         4,171      3,661       510        14
  Sales for resale:
     Associated companies                  863      2,906    (2,043)      (70)
     Non-associated companies            1,236      1,515      (279)      (18)
                                       ----------------------------
    Total                                6,270      8,082    (1,812)      (22)
                                       ============================

                                        Six Months Ended     Increase/
            Description                 1998        1997    (Decrease)      %
                                                (In Millions)
Electric Operating Revenues:
  Residential                          $ 239.2    $ 236.6    $  2.6         1
  Commercial                             128.3      148.5     (20.2)      (14)
  Industrial                             150.8      165.8     (15.0)       (9)
  Governmental                             6.9        8.9      (2.0)      (22)
                                       ----------------------------
    Total retail                         525.2      559.8     (34.6)       (6)
  Sales for resale:
     Associated companies                 59.6      122.4     (62.8)      (51)
     Non-associated companies             98.0       95.2       2.8         3
  Other                                   38.4       21.0      17.4        83
                                       ----------------------------
    Total                              $ 721.2    $ 798.4    ($77.2)      (10)
                                       ============================

Billed Electric Energy
 Sales (Millions of kWh):
  Residential                            2,861      2,609       252        10
  Commercial                             2,119      1,980       139         7
  Industrial                             3,208      3,111        97         3
  Governmental                             111        117        (6)       (5)
                                       ----------------------------
    Total retail                         8,299      7,817       482         6
  Sales for resale:
     Associated companies                2,500      5,880    (3,380)      (57)
     Non-associated companies            2,409      3,011      (602)      (20)
                                       ----------------------------
    Total                               13,208     16,708    (3,500)      (21)
                                       ============================

                        ENTERGY GULF STATES, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income (loss) decreased for the three and six months ended June 30, 1998 primarily due to a decrease in operating revenues caused by additional reserves recorded for anticipated rate actions for Texas retail customers which totaled $54.8 million and $60.3 million net of tax, respectively. The decrease was partially offset by lower income taxes and decreases in operating expenses and interest charges. Excluding the effects of the additional reserves, net income for the three and six months ended June 30, 1998 would have increased approximately $22.5 million and $10.2 million, respectively. See Note 2 for a discussion of the additional reserves recorded for anticipated rate actions for Texas retail customers.

      Significant factors affecting the results of operations and causing variances between the three and six months ended June 30, 1998 and 1997 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      The changes in electric operating revenues for the three and six months ended June 30, 1998 are as follows:

                                   Three Months Ended    Six Months Ended
Description                        Increase/(Decrease)  Increase/(Decrease)
                                                 (In Millions)

Change in base revenues                     ($114.6)        ($124.8)
Fuel cost recovery                              1.9             0.3
Sales volume/weather                           26.1            26.1
Other revenue (including unbilled)             13.9             0.9
Sales for resale                               20.4            29.0
                                             ------          ------
   Total                                     ($52.3)         ($68.5)
                                             ======          ======

      Electric operating revenues decreased for the three and six months ended June 30, 1998 primarily due to a decrease in base revenues, partially offset by higher sales volume and increases in sales for resale and an increase in the second quarter of 1998 in other revenue (primarily unbilled revenue). Base revenues decreased primarily due to reserves recorded during the three and six months ended June 30, 1998 for anticipated rate actions for Texas retail customers, aggressive pricing strategies for targeted customer segments, and a base rate reduction in Louisiana that became effective in March 1998. Sales volume increased due to significantly warmer weather in the second quarter of 1998. Sales for resale increased due to an increase in sales to non-associated utilities and additional revenues related to the sale of energy from the 30% interest in River Bend transferred by the Cajun bankruptcy trustee to Entergy Gulf States in December 1997. Unbilled revenues increased for the three months ended June 30, 1998 primarily as a result of increased sales volume, partially offset by decreased pricing caused by the rate reduction.

     Gas operating revenues decreased for the six months ended June 30, 1998 due to a lower unit price for gas purchased for resale. Steam operating revenues decreased for the six months ended June 30, 1998 primarily due to changes in the customer contract, which took effect in August 1997.

                        ENTERGY GULF STATES, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Expenses

     Operating expenses decreased for the three and six months ended June 30, 1998 primarily due to a decrease in the amortization of rate deferrals, partially offset by increased other operation and maintenance expenses and a net increase in fuel and purchased power expenses. The amortization of rate deferrals decreased due to the expiration of the Louisiana retail phase-in plan for River Bend in February 1998. Other operation and maintenance expenses increased as a result of the inclusion of expenses related to the 30% interest in River Bend transferred by the Cajun bankruptcy trustee to Entergy Gulf States in December 1997. Entergy Gulf States now includes 100% of River Bend's operation and maintenance expenses in its operating expenses, as compared to 70% of such expenses for the three and six months ended June 30, 1997. The net increase in fuel and purchased power expenses is primarily due to an increase in generation, partially offset by the impact of the under-recovered deferred fuel costs in excess of the fixed fuel factor applied in Entergy Gulf States' Texas retail jurisdiction.

Other

      Interest charges decreased for the three and six months ended June 30, 1998 primarily due to the retirement of certain long-term debt in 1997 and 1998.

     For the three months ended June 30, 1998 and 1997, the effective income tax rates were 16.1% and 26.7%, respectively. The effective income tax rates for the six months ended June 30, 1998 and 1997 were 55.7% and 33.3%, respectively. The changes in the effective income tax rates in 1998 are primarily due to a decrease in the flow-through of tax benefits related to operating reserves and the increased reversal of previously recorded AFUDC amounts included in depreciation.

                      ENTERGY GULF STATES, INC.
                     STATEMENTS OF INCOME (LOSS)
      For the Three and Six Months Ended June 30, 1998 and 1997
                            (Unaudited)

                                                                 Three Months Ended                 Six Months Ended
                                                                1998            1997             1998               1997
                                                                   (In Thousands)                    (In Thousands)
Operating Revenues:
  Electric                                                    $405,475        $457,739         $837,339           $905,877
  Natural gas                                                    6,055           5,810           23,300             27,911
  Steam products                                                12,125          12,872           20,525             23,961
                                                              --------        --------         --------           --------
        Total                                                  423,655         476,421          881,164            957,749
                                                              --------        --------         --------           --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses, and
     gas purchased for resale                                  128,968         138,692          247,254            259,084
    Purchased power                                             80,972          66,428          159,632            145,769
    Nuclear refueling outage expenses                            3,675           2,573            8,224              5,218
    Other operation and maintenance                             98,161          92,182          196,700            175,444
  Depreciation, amortization, and decommissioning               52,740          53,833          107,037            106,801
  Taxes other than income taxes                                 28,057          26,803           58,968             56,010
  Other regulatory credits                                      (2,715)         (6,083)          (9,051)           (11,948)
  Amortization of rate deferrals                                 2,268          26,350           17,210             52,714
                                                              --------        --------         --------           --------
        Total                                                  392,126         400,778          785,974            789,092
                                                              --------        --------         --------           --------

Operating Income                                                31,529          75,643           95,190            168,657
                                                              --------        --------         --------           --------

Other Income:
  Allowance for equity funds used
    during construction                                            688             726            1,300              1,451
  Miscellaneous - net                                            2,538           4,488            6,498              8,589
                                                              --------        --------         --------           --------
        Total                                                    3,226           5,214            7,798             10,040
                                                              --------        --------         --------           --------

Interest Charges:
  Interest on long-term debt                                    38,717          41,755           77,088             83,741
  Other interest - net                                             971             978            1,715              3,716
  Distributions on preferred securities of subsidiary            1,859           1,860            3,719              3,182
  Allowance for borrowed funds used
    during construction                                           (547)           (620)          (1,014)            (1,239)
                                                              --------        --------         --------           --------
        Total                                                   41,000          43,973           81,508             89,400
                                                              --------        --------         --------           --------

Income (Loss) Before Income Taxes                               (6,245)         36,884           21,480             89,297

Income Taxes (Benefit)                                          (1,004)          9,856           11,965             29,734
                                                              --------        --------         --------           --------

Net Income (Loss)                                               (5,241)         27,028            9,515             59,563

Preferred and Preference Stock
  Dividend Requirements and Other                                4,774           4,995            9,588             13,938
                                                              --------        --------         --------           --------

Earnings (Loss) Applicable to Common Stock                    ($10,015)        $22,033             ($73)           $45,625
                                                              ========        ========         ========           ========
See Notes to Financial Statements.


                        ENTERGY GULF STATES, INC.
                        STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                                                          Six Months Ended
                                                                      1998              1997
                                                                           (In Thousands)
Operating Activities:
  Net income                                                          $9,515           $59,563
  Noncash items included in net income:
    Amortization of rate deferrals                                    17,210            52,714
    Other regulatory credits                                          (9,051)          (11,948)
    Depreciation, amortization, and decommissioning                  107,037           106,801
    Deferred income taxes and investment tax credits                 (29,286)           (1,887)
    Allowance for equity funds used during construction               (1,300)           (1,451)
  Changes in working capital:
    Receivables                                                      (14,082)          (35,261)
    Fuel inventory                                                     2,909             3,889
    Accounts payable                                                 (10,274)           17,673
    Taxes accrued                                                     28,932            26,282
    Interest accrued                                                    (209)           (1,218)
    Deferred fuel costs                                              (23,103)             (205)
    Other working capital accounts                                    (7,269)           12,274
  Decommissioning trust contributions and realized
    change in trust assets                                            (7,466)           (4,277)
  Provision for estimated losses and reserves                         (3,443)          (17,021)
  Reserve for rate refund                                            101,255                 -
  Other                                                                  280             7,585
                                                                    --------          --------
    Net cash flow provided by operating activities                   161,655           213,513
                                                                    --------          --------

Investing Activities:
  Construction expenditures                                          (52,288)          (59,558)
  Allowance for equity funds used during construction                  1,300             1,451
  Nuclear fuel purchases                                                (200)                -
  Proceeds from sale/leaseback of nuclear fuel                           193                 -
                                                                    --------          --------
    Net cash flow used in investing activities                       (50,995)          (58,107)
                                                                    --------          --------

Financing Activities:
  Proceeds from the issuance of :
    Long-term debt                                                    21,600                 -
    Preferred securities of subsidiary trust                               -            82,323
  Retirement of:
    First mortgage bonds                                             (25,000)          (46,917)
    Other long-term debt                                                 (25)             (425)
  Redemption of preferred and preference stock                        (2,250)          (89,367)
  Dividends paid:
    Common stock                                                     (80,315)                -
    Preferred and preference stock                                    (9,588)          (11,936)
                                                                    --------          --------
    Net cash flow used in financing activities                       (95,578)          (66,322)
                                                                    --------          --------

Net increase in cash and cash equivalents                             15,082            89,084

Cash and cash equivalents at beginning of period                     165,164           122,406
                                                                    --------          --------

Cash and cash equivalents at end of period                          $180,246          $211,490
                                                                    ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                             $74,414           $83,269
    Income taxes                                                     $22,532            $1,158
  Noncash investing and financing activities:
    Change in unrealized appreciation of
      decommissioning trust assets                                    $3,154              $859

See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                            BALANCE SHEETS
                   June 30, 1998 and December 31, 1997
                              (Unaudited)

                                                                        1998             1997
                            ASSETS                                         (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                $7,565            $10,549
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                            36,378             37,389
        Other                                                          114,703            117,226
    Special deposits                                                    21,600                  -
                                                                    ----------         ----------
           Total cash and cash equivalents                             180,246            165,164
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.8 million in 1998 and 1997)                                 100,119             99,762
    Associated companies                                                10,253              9,024
    Other                                                               26,902             32,837
    Accrued unbilled revenues                                           93,256             74,825
  Deferred fuel costs                                                  168,860            145,757
  Accumulated deferred income taxes                                     28,757             22,093
  Fuel inventory - at average cost                                      34,718             37,627
  Materials and supplies - at average cost                             110,370            104,690
  Rate deferrals                                                         9,077             21,749
  Prepayments and other                                                 28,646             21,680
                                                                    ----------         ----------
           Total                                                       791,204            735,208
                                                                    ----------         ----------

Other Property and Investments:
  Decommissioning trust fund                                           198,082            187,462
  Other - at cost (less accumulated depreciation)                      175,789            176,953
                                                                    ----------         ----------
           Total                                                       373,871            364,415
                                                                    ----------         ----------

Utility Plant:
  Electric                                                           7,197,023          7,168,668
  Natural gas                                                           50,554             47,656
  Steam products                                                        82,751             82,289
  Property under capital leases                                         65,106             67,946
  Construction work in progress                                        106,071             90,333
  Nuclear fuel under capital lease                                      43,683             54,390
  Nuclear fuel                                                          18,300             23,051
                                                                    ----------         ----------
           Total                                                     7,563,488          7,534,333
  Less - accumulated depreciation and amortization                   3,091,721          2,996,147
                                                                    ----------         ----------
           Utility plant - net                                       4,471,767          4,538,186
                                                                    ----------         ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                      93,872             98,410
    SFAS 109 regulatory asset - net                                    377,434            376,275
    Unamortized loss on reacquired debt                                 45,559             48,417
    Other regulatory assets                                             83,361             86,819
  Long-term receivables                                                 35,693             36,984
  Other                                                                215,357            203,923
                                                                    ----------         ----------
           Total                                                       851,276            850,828
                                                                    ----------         ----------

           TOTAL                                                    $6,488,118         $6,488,637
                                                                    ==========         ==========
See Notes to Financial Statements.

                          ENTERGY GULF STATES, INC.
                              BALANCE SHEETS
                   June 30, 1998 and December 31, 1997
                              (Unaudited)

                                                               1998              1997
        LIABILITIES AND SHAREHOLDERS' EQUITY                       (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                          $212,065          $190,890
  Accounts payable:
    Associated companies                                       54,216            48,726
    Other                                                      93,680           109,444
  Customer deposits                                            31,456            30,311
  Taxes accrued                                                77,250            48,318
  Interest accrued                                             44,945            45,154
  Nuclear refueling reserve                                    11,096             3,386
  Obligations under capital leases                             34,648            30,280
  Other                                                        14,168            17,646
                                                           ----------        ----------
           Total                                              573,524           524,155
                                                           ----------        ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                         1,114,298         1,124,644
  Accumulated deferred investment tax credits                 204,983           215,438
  Obligations under capital leases                             74,141            92,055
  Other                                                     1,019,191           923,409
                                                           ----------        ----------
           Total                                            2,412,613         2,355,546
                                                           ----------        ----------

Long-term debt                                              1,678,229         1,702,719
Preferred stock with sinking fund                              66,728            68,978
Preference stock                                              150,000           150,000
Company - obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely junior subordinated deferrable debentures           85,000            85,000


Shareholders' Equity:
  Preferred stock without sinking fund                         51,444            51,444
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares                                                114,055           114,055
  Additional paid-in capital                                1,152,575         1,152,575
  Retained earnings                                           203,950           284,165
                                                           ----------        ----------
           Total                                            1,522,024         1,602,239
                                                           ----------        ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                           $6,488,118        $6,488,637
                                                           ==========        ==========
See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                       SELECTED OPERATING RESULTS
        For the Three and Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                         Three Months Ended      Increase/
            Description                  1998          1997      (Decrease)        %
                                                   (In Millions)
Electric Operating Revenues:
  Residential                           $ 139.5      $ 133.5      $ 6.0           4
  Commercial                              103.2        107.0       (3.8)         (4)
  Industrial                              174.6        176.9       (2.3)         (1)
  Governmental                             10.7          8.5        2.2          26
                                        -------------------------------
    Total retail                          428.0        425.9        2.1           -
  Sales for resale:
     Associated companies                   8.2          4.3        3.9          91
     Non-associated companies              27.3         10.8       16.5         153
  Other (1)                               (58.1)        16.7      (74.8)       (448)
                                        -------------------------------
    Total                               $ 405.4      $ 457.7    ($ 52.3)        (11)
                                        ===============================

Billed Electric Energy
 Sales (Millions of kWh):
  Residential                             1,948        1,644        304          18
  Commercial                              1,647        1,530        117           8
  Industrial                              4,614        4,555         59           1
  Governmental                              166          114         52          46
                                        -------------------------------
    Total retail                          8,375        7,843        532           7
  Sales for resale:
     Associated companies                   205          152         53          35
     Non-associated companies               946          489        457          93
                                        -------------------------------
    Total                                 9,526        8,484      1,042          12
                                        ===============================

                                           Six Months Ended       Increase/
            Description                  1998          1997      (Decrease)       %
                                                  (In Millions)
Electric Operating Revenues:
  Residential                           $ 267.8      $ 267.1      $ 0.7           -
  Commercial                              203.5        212.3       (8.8)         (4)
  Industrial                              350.2        354.9       (4.7)         (1)
  Governmental                             21.3         16.5        4.8          29
                                        -------------------------------
    Total retail                          842.8        850.8       (8.0)         (1)
  Sales for resale:
     Associated companies                  10.0          5.5        4.5          82
     Non-associated companies              48.8         24.3       24.5         101
  Other (1)                               (64.3)        25.2      (89.5)       (355)
                                        -------------------------------
    Total                               $ 837.3      $ 905.8    ($ 68.5)         (8)
                                        ===============================

Billed Electric Energy
 Sales (Millions of kWh):
  Residential                             3,668        3,437        231           7
  Commercial                              3,088        3,018         70           2
  Industrial                              8,962        8,720        242           3
  Governmental                              320          228         92          40
                                        -------------------------------
    Total retail                         16,038       15,403        635           4
  Sales for resale:
     Associated companies                   262          199         63          32
     Non-associated companies             1,447        1,152        295          26
                                        -------------------------------
    Total                                17,747       16,754        993           6
                                        ===============================
(1) Includes the effect of the provision for rate refunds.

                         ENTERGY LOUISIANA, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months ended June 30, 1998 primarily due to an increase in electric operating revenues and a decrease in operating expenses, partially offset by higher income taxes. Net income increased for the six months ended June 30, 1998 primarily due to a decrease in operating expenses, partially offset by higher income taxes and a decrease in electric operating revenues.

      Significant factors affecting the results of operations and causing variances between the three and six months ended June 30, 1998 and 1997 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      The changes in electric operating revenues for the three and six months ended June 30, 1998 are as follows:

                                   Three Months Ended    Six Months Ended
Description                        Increase/(Decrease)  Increase/(Decrease)
                                                 (In Millions)

Change in base revenues                     ($10.4)         ($18.9)
Fuel cost recovery                           (21.2)          (67.3)
Sales volume/weather                          18.0             1.9
Other revenue (including unbilled)            14.1             7.0
Sales for resale                              11.4            11.2
                                             -----          ------
   Total                                     $11.9          ($66.1)
                                             =====          ======


     Electric operating revenues increased for the three months ended June 30, 1998 primarily due to increases in sales volume, other revenue (primarily unbilled revenue), and sales for resale, partially offset by lower fuel cost recovery revenues, which do not affect net income, and a decrease in base revenues. Electric operating revenues decreased for the six months ended June 30, 1998, primarily due to decreases in fuel cost recovery revenues and base revenues, partially offset by an increase in sales for resale. Sales volume increased due to significantly warmer weather in the second quarter of 1998. This increase in sales volume was partially offset by the loss of a large industrial customer as well as substantially lower sales to another large industrial customer due to cogeneration. The increase in unbilled revenue is primarily a result of increased sales volume. Sales for resale increased as a result of an increase in sales to associated companies primarily due to changes in generation requirements and availability among the domestic utility companies. Fuel cost recovery revenues decreased due to lower pricing resulting from a change in generation mix. Base revenues decreased due to a base rate reduction that became effective in the third quarter of 1997.

                         ENTERGY LOUISIANA, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Expenses

      Operating expenses decreased for the three months ended June 30, 1998 primarily due to a decrease in purchased power expenses and other operation and maintenance expenses, partially offset by increases in fuel expenses and nuclear refueling outage expenses. Operating expenses decreased for the six months ended June 30, 1998 primarily due to decreases in fuel expenses, purchased power expenses, and other operation and maintenance expenses, partially offset by an increase in nuclear refueling outage expenses. Purchased power expenses decreased due to shifting generation requirements in 1997 as a result of the extended refueling outage at the Waterford 3 nuclear plant. Fuel expenses increased for the three months ended June 30, 1998 as a result of increased generation. The 1997 extended refueling outage at Waterford 3, which resulted in reduced generation, also contributed to this increase. Fuel expenses decreased for the six months ended June 30,1998 due to a shift in mix to nuclear fuel. Other operation and maintenance expenses decreased due to non-refueling outage related contract work and maintenance performed at Waterford 3 in 1997. Nuclear refueling outage expenses increased due to increased outage expenses and a shortened amortization period resulting from the extended refueling outage at Waterford 3 in 1997.

Other

      For  the  three  and six months ended June 30, 1998  and  1997  the effective income tax rates were relatively unchanged. The effective income tax rates for the three months ended June 30, 1998 and 1997 were 40.8% and 41.1%, respectively. The effective income tax rates for the six months ended June 30, 1998 and 1997 were 42.3% and 41.0%, respectively.


                        ENTERGY LOUISIANA, INC.
                         STATEMENTS OF INCOME
       For the Three and Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                                                 Three Months Ended                Six Months Ended
                                                                1998            1997             1998            1997
                                                                   (In Thousands)                   (In Thousands)
Operating Revenues                                            $424,115        $412,263         $780,153        $846,246
                                                              --------        --------         --------        --------
Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                             71,007          61,063          145,709         173,979
     Purchased power                                           101,359         114,557          189,355         210,753
     Nuclear refueling outage expenses                           5,435           1,324           10,870           5,299
     Other operation and maintenance                            72,486          82,301          143,510         156,386
  Depreciation, amortization, and decommissioning               43,152          41,095           87,230          85,466
  Taxes other than income taxes                                 17,013          17,581           35,471          35,820
  Other regulatory charges (credits)                              (877)          3,521           (1,754)          7,016
  Amortization of rate deferrals                                     -           2,910                -           5,736
                                                              --------        --------         --------        --------
        Total                                                  309,575         324,352          610,391         680,455
                                                              --------        --------         --------        --------

Operating Income                                               114,540          87,911          169,762         165,791
                                                              --------        --------         --------        --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                             459             219              820             437
  Miscellaneous - net                                              229            (276)           2,369            (917)
                                                              --------        --------         --------        --------
        Total                                                      688             (57)           3,189            (480)
                                                              --------        --------         --------        --------

Interest Charges:
  Interest on long-term debt                                    28,848          30,007           57,610          60,090
  Other interest - net                                           1,511           1,276            3,017           3,211
  Distributions on preferred securities of subsidiary            1,575           1,575            3,150           3,150
  Allowance for borrowed funds used
   during construction                                            (417)           (378)            (750)           (756)
                                                              --------        --------         --------        --------
        Total                                                   31,517          32,480           63,027          65,695
                                                              --------        --------         --------        --------

Income Before Income Taxes                                      83,711          55,374          109,924          99,616

Income Taxes                                                    34,165          22,767           46,461          40,837
                                                              --------        --------         --------        --------

Net Income                                                      49,546          32,607           63,463          58,779

Preferred Stock Dividend Requirements
  and Other                                                      3,254           3,254            6,507           6,846
                                                              --------        --------         --------        --------

Earnings Applicable to Common Stock                            $46,292         $29,353          $56,956         $51,933
                                                              ========        ========         ========        ========

See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.
                        STATEMENTS OF CASH FLOWS
             For the Six Months ended June 30, 1998 and 1997
                              (Unaudited)

                                                                    1998               1997
                                                                        (In Thousands)

Operating Activities:
  Net income                                                        $63,463           $58,779
  Noncash items included in net income:
    Amortization of rate deferrals                                        -             5,736
    Other regulatory charges (credits)                               (1,754)            7,016
    Depreciation, amortization, and decommissioning                  87,230            85,466
    Deferred income taxes and investment tax credits                  1,866             1,343
    Allowance for equity funds used during construction                (820)             (437)
  Changes in working capital:
    Receivables                                                     (22,000)          (11,709)
    Accounts payable                                                 (8,329)          (11,107)
    Taxes accrued                                                    39,706            12,737
    Interest accrued                                                 (1,037)          (10,083)
    Deferred fuel costs                                              (5,491)                -
    Other working capital accounts                                     (221)          (21,691)
  Other deferred credits                                            (22,396)            4,188
  Decommissioning trust contributions and realized
    change in trust assets                                           (6,000)           (8,101)
  Provision for estimated losses and reserves                         2,961             3,951
  Other                                                               1,510              (844)
                                                                   --------          --------
    Net cash flow provided by operating activities                  128,688           115,244
                                                                   --------          --------

Investing Activities:
  Construction expenditures                                         (42,204)          (36,173)
  Allowance for equity funds used during construction                   820               437
  Nuclear fuel purchases                                                  -           (42,920)
  Proceeds from sale/leaseback of nuclear fuel                            -            42,920
                                                                   --------          --------
    Net cash flow used in investing activities                      (41,384)          (35,736)
                                                                   --------          --------

Financing Activities:
  Proceeds from the issuance of first mortgage bonds                112,556                 -
  Retirement of:
     First mortgage bonds                                          (150,561)          (16,000)
    Other long-term debt                                               (115)             (194)
  Redemption of preferred stock                                           -            (7,500)
  Changes in short-term borrowings - net                                  -            13,049
  Dividends paid:
    Common stock                                                    (24,300)          (51,500)
    Preferred stock                                                  (6,507)           (6,744)
                                                                   --------          --------
    Net cash flow used in financing activities                      (68,927)          (68,889)
                                                                   --------          --------

Net increase in cash and cash equivalents                            18,377            10,619

Cash and cash equivalents at beginning of period                     49,749            23,746
                                                                   --------          --------

Cash and cash equivalents at end of period                          $68,126           $34,365
                                                                   ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest - net of amount capitalized                           $60,913           $68,469
     Income taxes                                                   $25,657           $17,805
   Noncash investing and financing activities:
     Change in unrealized appreciation of
        decommissioning trust assets                                 $2,991              $633

 See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.
                            BALANCE SHEETS
                 June 30, 1998 and December 31, 1997
                              (Unaudited)

                                                                 1998               1997
                       ASSETS                                         (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                        $7,221             $5,148
    Temporary cash investments - at cost,
      which approximates market                                 60,905             44,601
                                                            ----------         ----------
           Total cash and cash equivalents                      68,126             49,749
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.2 million in 1998 and 1997)                          73,624             69,566
    Associated companies                                        17,775             15,035
    Other                                                        8,504              7,441
    Accrued unbilled revenues                                   76,013             61,874
  Deferred fuel costs                                            2,223                  -
  Accumulated deferred income taxes                             11,472             10,994
  Materials and supplies - at average cost                      83,372             82,850
  Deferred nuclear refueling outage costs                       16,306             27,176
  Prepayments and other                                         18,301             10,793
                                                            ----------         ----------
           Total                                               375,716            335,478
                                                            ----------         ----------

Other Property and Investments:
  Nonutility property                                           22,525             22,525
  Decommissioning trust fund                                    74,095             65,104
  Investment in subsidiary companies - at equity                14,230             14,230
                                                            ----------         ----------
           Total                                               110,850            101,859
                                                            ----------         ----------

Utility Plant:
  Electric                                                   5,073,099          5,058,130
  Property under capital leases                                233,513            233,513
  Construction work in progress                                 70,441             52,632
  Nuclear fuel under capital lease                              39,872             57,811
  Nuclear fuel                                                   1,560              1,560
                                                            ----------         ----------
           Total                                             5,418,485          5,403,646
  Less - accumulated depreciation and amortization           2,096,117          2,021,392
                                                            ----------         ----------
           Utility plant - net                               3,322,368          3,382,254
                                                            ----------         ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                            269,047            278,234
    Unamortized loss on reacquired debt                         32,707             33,468
    Other regulatory assets                                     29,009             29,991
  Other                                                         15,590             14,116
                                                            ----------         ----------
           Total                                               346,353            355,809
                                                            ----------         ----------
           TOTAL                                            $4,155,287         $4,175,400
                                                            ==========         ==========
See Notes to Financial Statements.



                         ENTERGY LOUISIANA, INC.
                            BALANCE SHEETS
                  June 30, 1998 and December 31, 1997
                              (Unaudited)

                                                                     1998             1997
         LIABILITIES AND SHAREHOLDERS' EQUITY                            (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                    $198          $35,300
  Accounts payable:
    Associated companies                                             46,445           43,508
    Other                                                            84,620           95,886
  Customer deposits                                                  55,654           55,331
  Taxes accrued                                                      64,949           25,243
  Interest accrued                                                   33,534           34,571
  Dividends declared                                                  3,253            3,253
  Deferred fuel costs                                                     -            3,268
  Obligations under capital leases                                   16,932           29,232
  Other                                                               5,194            8,578
                                                                 ----------       ----------
           Total                                                    310,779          334,170
                                                                 ----------       ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                 810,300          813,748
  Accumulated deferred investment tax credits                       131,482          134,276
  Obligations under capital leases                                   22,940           28,579
  Deferred interest - Waterford 3 lease obligation                   19,408           17,799
  Other                                                             100,084          119,519
                                                                 ----------       ----------
           Total                                                  1,084,214        1,113,921
                                                                 ----------       ----------

Long-term debt                                                    1,338,793        1,338,464
Preferred stock with sinking fund                                    85,000           85,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                   70,000           70,000

Shareholders' Equity:
  Preferred stock without sinking fund                              100,500          100,500
  Common stock, no par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares                                            1,088,900        1,088,900
  Capital stock expense and other                                    (2,321)          (2,321)
  Retained earnings                                                  79,422           46,766
                                                                 ----------       ----------
           Total                                                  1,266,501        1,233,845
                                                                 ----------       ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                 $4,155,287       $4,175,400
                                                                 ==========       ==========
See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.
                      SELECTED OPERATING RESULTS
        For the Three and Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                        Three Months Ended     Increase/
            Description                  1998        1997     (Decrease)       %
                                                 (In Millions)
Electric Operating Revenues:
  Residential                           $ 126.9     $ 119.5     $ 7.4           6
  Commercial                               83.7        85.1      (1.4)         (2)
  Industrial                              136.4       169.7     (33.3)        (20)
  Governmental                              7.4         8.1      (0.7)         (9)
                                        -----------------------------
    Total retail                          354.4       382.4     (28.0)         (7)
  Sales for resale:
     Associated companies                   9.3         0.5       8.8        1760
     Non-associated companies              15.8        13.2       2.6          20
  Other (1)                                44.6        16.1      28.5         177
                                        -----------------------------
    Total                               $ 424.1     $ 412.2   $  11.9           3
                                        =============================
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                             1,906       1,581       325          21
  Commercial                              1,275       1,127       148          13
  Industrial                              3,675       4,268      (593)        (14)
  Governmental                              114         110         4           4
                                        -----------------------------
    Total retail                          6,970       7,086      (116)         (2)
  Sales for resale:
     Associated companies                   207          19       188         989
     Non-associated companies               259         220        39          18
                                        -----------------------------
    Total                                 7,436       7,325       111           2
                                        =============================
                                         Six Months Ended      Increase/
            Description                  1998        1997     (Decrease)        %
                                                 (In Millions)
Electric Operating Revenues:
  Residential                           $ 241.0     $ 252.8   ($ 11.8)         (5)
  Commercial                              162.4       174.6     (12.2)         (7)
  Industrial                              286.0       357.8     (71.8)        (20)
  Governmental                             15.8        17.1      (1.3)         (8)
                                        -----------------------------
    Total retail                          705.2       802.3     (97.1)        (12)
  Sales for resale:
     Associated companies                  10.2         0.8       9.4        1175
     Non-associated companies              26.9        25.1       1.8           7
  Other (1)                                37.8        18.0      19.8         110
                                        -----------------------------
    Total                               $ 780.1     $ 846.2    ($66.1)         (8)
                                        =============================
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                             3,562       3,304       258           8
  Commercial                              2,364       2,230       134           6
  Industrial                              7,315       8,593    (1,278)        (15)
  Governmental                              238         229         9           4
                                        -----------------------------
    Total retail                         13,479      14,356      (877)         (6)
  Sales for resale:
     Associated companies                   235          26       209         804
     Non-associated companies               412         360        52          14
                                        -----------------------------
    Total                                14,126      14,742      (616)         (4)
                                        =============================
(1) Includes the effect of the provision for rate refunds.

                        ENTERGY MISSISSIPPI, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income increased for the three and six months ended June 30, 1998 primarily as a result of an increase in electric operating revenues, partially offset by an increase in operating expenses and higher income taxes.

      Significant factors affecting the results of operations and causing variances between the three and six months ended June 30, 1998 and 1997 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      The changes in electric operating revenues for the three and six months ended June 30, 1998 are as follows:

                                   Three Months Ended    Six Months Ended
Description                        Increase/(Decrease)  Increase/(Decrease)
                                                 (In Millions)

Change in base revenues                       ($3.3)          ($5.5)
Grand Gulf rate rider                           9.6            11.0
Fuel cost recovery                             10.1             5.9
Sales volume/weather                            9.1            10.3
Other revenue (including unbilled)             13.6            16.8
Sales for resale                               16.9            22.2
                                              -----           -----
   Total                                      $56.0           $60.7
                                              =====           =====

      Electric operating revenues increased for the three and six months ended June 30, 1998 primarily due to increases in sales for resale, other revenue (primarily unbilled revenue), fuel cost recovery revenues, Grand Gulf rate rider revenue, and higher sales volume. Sales for resale increased as a result of an increase in sales to associated companies primarily due to changes in generation requirements and availability among the domestic utility companies. The increase in unbilled revenue is primarily a result of increased sales volume and, for the six months ended June 30, 1998, the prior year's unfavorable price variance in fuel revenues that is not occurring in the current year due to the fixed fuel factor. Fuel cost recovery revenues, which do not affect net income, increased due to an MPSC order, effective May 1, 1997, that changed fuel recovery pricing to a fixed fuel factor, subject to annual review. The increases in the Grand Gulf rate rider revenue, which does not affect net income, and in sales volume are primarily due to significantly warmer weather in the second quarter of 1998.

Expenses

     Operating expenses increased for the three and six months ended June 30, 1998 primarily due to an increase in fuel expenses and a decrease in other regulatory credits, partially offset by decreases in purchased power expenses and other operation and maintenance expenses. The increase in fuel expenses is due to increased generation requirements and, for the six months ended June 30, 1998, the shift from higher priced purchased power to lower priced fossil fuel. The decrease in other regulatory credits is a result of the reduction in the under-recovery of Grand Gulf 1 related costs. Other operation and maintenance expenses decreased primarily as a result of higher contract work in the six months ended June 30, 1997 as compared to the same period in 1998.

                        ENTERGY MISSISSIPPI, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Other

      The effective income tax rate of 35.9% for the three months ended June 30, 1998 remained relatively unchanged from the rate of 34.7% for the three months ended June 30, 1997. For the six months ended June 30, 1998 and 1997 the effective income tax rates were 34.1% and 31.7%, respectively. The increase in 1998 is primarily due to the impact of excess deferred taxes on rate deferrals and the amortization of investment tax credits.

                         ENTERGY MISSISSIPPI, INC.
                           STATEMENTS OF INCOME
        For the Three and Six Months Ended June 30, 1998 and 1997
                               (Unaudited)

                                                 Three Months Ended           Six Months Ended
                                                 1998          1997          1998         1997
                                                    (In Thousands)             (In Thousands)
Operating Revenues                             $268,908      $212,892      $473,925     $413,220
                                               --------      --------      --------     --------
Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses              59,089        26,526       110,401       66,549
     Purchased power                             72,032        76,215       138,626      146,574
     Other operation and maintenance             32,407        33,457        60,230       63,477
  Depreciation and amortization                  11,079        10,682        22,394       21,381
  Taxes other than income taxes                  11,043        11,077        22,198       21,413
  Other regulatory credits                       (7,451)      (21,172)      (22,029)     (40,686)
  Amortization of rate deferrals                 34,989        35,712        69,979       71,423
                                               --------      --------      --------     --------
        Total                                   213,188       172,497       401,799      350,131
                                               --------      --------      --------     --------

Operating Income                                 55,720        40,395        72,126       63,089
                                               --------      --------      --------     --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                              (20)          286             -          572
  Miscellaneous - net                             1,004           563         2,031          251
                                               --------      --------      --------     --------
        Total                                       984           849         2,031          823
                                               --------      --------      --------     --------

Interest Charges:
  Interest on long-term debt                      9,885        10,790        19,461       21,413
  Other interest - net                              865           987         2,160        2,323
  Allowance for borrowed funds used
   during construction                              (93)         (231)         (133)        (462)
                                               --------      --------      --------     --------
        Total                                    10,657        11,546        21,488       23,274
                                               --------      --------      --------     --------

Income Before Income Taxes                       46,047        29,698        52,669       40,638

Income Taxes                                     16,535        10,299        17,963       12,887
                                               --------      --------      --------     --------

Net Income                                       29,512        19,399        34,706       27,751

Preferred Stock Dividend Requirements
  and Other                                         841         1,014         1,684        2,129
                                               --------      --------      --------     --------

Earnings Applicable to Common Stock             $28,671       $18,385       $33,022      $25,622
                                               ========      ========      ========     ========

See Notes to Financial Statements.


                        ENTERGY MISSISSIPPI, INC.
                        STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 1998 and 1997
                               (Unaudited)

                                                                       1998              1997
                                                                          (In Thousands)
Operating Activities:
  Net income                                                         $34,706           $27,751
  Noncash items included in net income:
    Amortization of rate deferrals                                    69,979            71,423
    Other regulatory credits                                         (22,029)          (40,686)
    Depreciation and amortization                                     22,394            21,381
    Deferred income taxes and investment tax credits                 (15,721)          (13,203)
    Allowance for equity funds used during construction                    -              (572)
  Changes in working capital:
    Receivables                                                      (29,624)            6,893
    Fuel inventory                                                      (532)            2,112
    Accounts payable                                                  15,398            (2,733)
    Taxes accrued                                                     20,395            18,235
    Interest accrued                                                    (244)           (2,204)
    Other working capital accounts                                   (15,021)           (2,896)
  Other                                                               (6,355)            2,122
                                                                     -------           -------
    Net cash flow provided by operating activities                    73,346            87,623
                                                                     -------           -------

Investing Activities:
  Construction expenditures                                          (18,641)          (25,426)
  Allowance for equity funds used during construction                      -               572
                                                                     -------           -------
    Net cash flow used in investing activities                       (18,641)          (24,854)
                                                                     -------           -------

Financing Activities:
  Proceeds from the issuance of general and refunding
    mortgage bonds                                                    78,703            64,827
  Retirement of:
    General and refunding mortgage bonds                             (80,000)                -
    Other long-term debt                                                 (20)              (15)
  Redemption of preferred stock                                            -            (7,000)
  Changes in short-term borrowings - net                             (35,521)          (50,253)
  Dividends paid:
    Common stock                                                     (16,900)          (19,600)
    Preferred stock                                                   (1,685)           (2,142)
                                                                     -------           -------
    Net cash flow used in financing activities                       (55,423)          (14,183)
                                                                     -------           -------

Net increase (decrease) in cash and cash equivalents                    (718)           48,586

Cash and cash equivalents at beginning of period                       6,816             9,498
                                                                     -------           -------

Cash and cash equivalents at end of period                            $6,098           $58,084
                                                                     =======           =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                             $21,100           $24,864
    Income taxes (refund)                                             $1,054           ($7,039)

See Notes to Financial Statements.

                       ENTERGY MISSISSIPPI, INC.
                            BALANCE SHEETS
                 June 30, 1998 and December 31, 1997
                             (Unaudited)

                                                                     1998               1997
                         ASSETS                                          (In Thousands)
Current Assets:
  Cash and cash equivalents                                          $6,098            $6,816
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1 million in 1998 and 1997)                                 47,255            36,636
    Associated companies                                              7,589             6,842
    Other                                                             1,674             4,139
    Accrued unbilled revenues                                        70,716            49,993
  Deferred fuel costs                                                16,584            14,967
  Fuel inventory - at average cost                                    3,918             3,386
  Materials and supplies - at average cost                           18,409            17,657
  Rate deferrals                                                     34,989           104,969
  Prepayments and other                                              17,750            24,896
                                                                 ----------        ----------
           Total                                                    224,982           270,301
                                                                 ----------        ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity                      5,531             5,531
  Other - at cost (less accumulated depreciation)                     7,674             7,757
                                                                 ----------        ----------
           Total                                                     13,205            13,288
                                                                 ----------        ----------

Utility Plant:
  Electric                                                        1,694,718         1,687,400
  Construction work in progress                                      31,300            22,960
                                                                 ----------        ----------
           Total                                                  1,726,018         1,710,360
  Less - accumulated depreciation and amortization                  675,618           656,828
                                                                 ----------        ----------
           Utility plant - net                                    1,050,400         1,053,532
                                                                 ----------        ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                                  26,168            22,993
    Unamortized loss on reacquired debt                               8,428             8,404
    Other regulatory assets                                         102,477            64,827
  Other                                                               6,376             6,216
                                                                 ----------        ----------
           Total                                                    143,449           102,440
                                                                 ----------        ----------

           TOTAL                                                 $1,432,036        $1,439,561
                                                                 ==========        ==========
See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                             BALANCE SHEETS
                   June 30, 1998 and December 31, 1997
                               (Unaudited)

                                                                  1998               1997
         LIABILITIES AND SHAREHOLDERS' EQUITY                         (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                  $20               $20
  Notes payable - associated companies                            11,641            47,162
  Accounts payable:
    Associated companies                                          40,467            36,057
    Other                                                         22,264            11,276
  Customer deposits                                               17,120            24,084
  Taxes accrued                                                   52,709            32,314
  Accumulated deferred income taxes                                9,257            44,277
  Interest accrued                                                14,065            14,309
  Other                                                            3,104             2,806
                                                              ----------        ----------
           Total                                                 170,647           212,305
                                                              ----------        ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                              267,938           244,464
  Accumulated deferred investment tax credits                     23,161            23,915
  Other                                                           11,862            15,892
                                                              ----------        ----------
           Total                                                 302,961           284,271
                                                              ----------        ----------

Long-term debt                                                   463,477           464,156

Shareholders' Equity:
  Preferred stock without sinking fund                            50,381            50,381
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares                                             199,326           199,326
  Capital stock expense and other                                    (59)              (59)
  Retained earnings                                              245,303           229,181
                                                              ----------        ----------
           Total                                                 494,951           478,829
                                                              ----------        ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                              $1,432,036        $1,439,561
                                                              ==========        ==========
See Notes to Financial Statements.


                        ENTERGY MISSISSIPPI, INC.
                       SELECTED OPERATING RESULTS
         For the Three and Six Months Ended June 30, 1998 and 1997
                             (Unaudited)

                                          Three Months Ended     Increase/
            Description                  1998          1997     (Decrease)       %
                                                   (In Millions)
Electric Operating Revenues:
  Residential                            $ 83.0       $ 68.7     $ 14.3          21
  Commercial                               69.7         61.9        7.8          13
  Industrial                               43.5         40.5        3.0           7
  Governmental                              6.7          6.4        0.3           5
                                        -------------------------------
    Total retail                          202.9        177.5       25.4          14
  Sales for resale:
     Associated companies                  24.8         10.7       14.1         132
     Non-associated companies               7.1          4.3        2.8          65
  Other                                    34.1         20.4       13.7          67
                                        -------------------------------
    Total                               $ 268.9      $ 212.9     $ 56.0          26
                                        ===============================
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                             1,005          830        175          21
  Commercial                                938          834        104          12
  Industrial                                790          750         40           5
  Governmental                               83           77          6           8
                                        -------------------------------
    Total retail                          2,816        2,491        325          13
  Sales for resale:
     Associated companies                   693          233        460         197
     Non-associated companies               146           81         65          80
                                        -------------------------------
    Total                                 3,655        2,805        850          30
                                        ===============================

                                           Six Months Ended     Increase/
            Description                   1998          1997    (Decrease)        %
                                                   (In Millions)
Electric Operating Revenues:
  Residential                           $ 157.9      $ 143.9     $ 14.0          10
  Commercial                              132.5        126.4        6.1           5
  Industrial                               84.9         83.5        1.4           2
  Governmental                             13.2         13.1        0.1           1
                                        -------------------------------
    Total retail                          388.5        366.9       21.6           6
  Sales for resale:
     Associated companies                  42.0         21.7       20.3          94
     Non-associated companies              11.3          9.4        1.9          20
  Other                                    32.1         15.2       16.9         111
                                        -------------------------------
    Total                               $ 473.9      $ 413.2     $ 60.7          15
                                        ===============================
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                             2,010        1,821        189          10
  Commercial                              1,774        1,653        121           7
  Industrial                              1,529        1,473         56           4
  Governmental                              159          157          2           1
                                        -------------------------------
    Total retail                          5,472        5,104        368           7
  Sales for resale:
     Associated companies                 1,233          430        803         187
     Non-associated companies               211          183         28          15
                                        -------------------------------
    Total                                 6,916        5,717      1,199          21
                                        ===============================

                        ENTERGY NEW ORLEANS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net  income  increased for the three months  ended  June  30,  1998 primarily due to an increase in electric and gas operating revenues, partially offset by higher income taxes and operating expenses. Net income decreased slightly for the six months ended June 30, 1998 primarily due to an increase in operating expenses, partially offset by an increase in electric operating revenues.

      Significant factors affecting the results of operations and causing variances between the three and six months ended June 30, 1998 and 1997 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      The changes in electric operating revenues for the three and six months ended June 30, 1998 are as follows:

                                   Three Months Ended    Six Months Ended
Description                        Increase/(Decrease)  Increase/(Decrease)
                                                 (In Millions)

Change in base revenues                          ($2.8)          ($6.3)
Fuel cost recovery                                 9.2             3.6
Sales volume/weather                               6.7             5.0
Other revenue (including unbilled)                 3.3             3.1
Sales for resale                                  (2.0)           (0.1)
                                                 -----            ----
   Total                                         $14.4            $5.3
                                                 =====            ====

      Electric operating revenues increased for the three and six months ended June 30, 1998 primarily due to increases in fuel cost recovery revenues, sales volume, and other revenue (primarily unbilled revenue), partially offset by a decrease in base revenues. Fuel cost recovery revenues, which do not affect net income, increased for the three months ended June 30, 1998 due to higher fuel prices and increased generation. For the six months ended June 30, 1998, fuel cost recovery revenues increased primarily due to increased generation. The increase in sales volume is primarily due to significantly warmer weather in the second quarter of 1998. The increase in unbilled revenue is primarily due to increased sales volume. Base revenues decreased primarily due to reductions in residential and commercial rates that went into effect in August 1997.

     Gas operating revenues increased slightly for the three months ended June 30, 1998 primarily due to a higher unit purchase price for gas purchased for resale. Gas operating revenues decreased slightly for the six months ended June 30, 1998 primarily due to $1.5 million of rate reductions that went into effect in August 1997.

Expenses

      Operating expenses increased for the three and six months ended June 30, 1998 primarily due to an increase in purchased power expenses. This increase is partially offset by a decrease in fuel expenses and gas purchased for resale. Purchased power expenses increased primarily due to increased generation as a result of warmer weather in the second quarter of 1998. Fuel expenses decreased for the three and six months ended June 30, 1998 primarily due to increased under-recovery of fuel costs as a result of increased generation requirements in the second quarter 1998.

                        ENTERGY NEW ORLEANS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Other

      For the three months ended June 30, 1998 and 1997 the effective income tax rates were 41.0% and 47.7%, respectively. The decrease in 1998 is primarily due to the reversal of previously recorded AFUDC amounts included in depreciation. The effective income tax rate of 44.9% for the six months ended June 30, 1998 remained relatively unchanged from the rate of 45.9% for the six months ended June 30, 1997.

                        ENTERGY NEW ORLEANS, INC.
                          STATEMENTS OF INCOME
       For the Three and Six Months Ended June 30, 1998 and 1997
                              (Unaudited)

                                                         Three Months Ended                   Six Months Ended
                                                       1998              1997              1998              1997
                                                           (In Thousands)                      (In Thousands)
Operating Revenues:
  Electric                                           $106,975           $92,588          $187,457          $182,149
  Natural gas                                          18,131            17,215            51,312            52,610
                                                     --------          --------          --------          --------
        Total                                         125,106           109,803           238,769           234,759
                                                     --------          --------          --------          --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses,
     and gas purchased for resale                      16,793            25,658            55,684            68,440
    Purchased power                                    52,067            36,382            86,828            72,964
    Other operation and maintenance                    19,943            17,427            37,086            32,682
  Depreciation and amortization                         5,298             5,398            11,079            10,591
  Taxes other than income taxes                         9,237             8,606            18,725            17,492
  Other regulatory credits                             (2,451)           (2,059)           (4,844)           (2,404)
  Amortization of rate deferrals                        8,751             8,991            16,852            16,839
                                                     --------          --------          --------          --------
        Total                                         109,638           100,403           221,410           216,604
                                                     --------          --------          --------          --------

Operating Income                                       15,468             9,400            17,359            18,155
                                                     --------          --------          --------          --------

Other Income (Deductions):
  Allowance for equity funds used
    during construction                                   (10)               80                89               160
  Miscellaneous - net                                    (643)              (11)              122                20
                                                     --------          --------          --------          --------
        Total                                            (653)               69               211               180
                                                     --------          --------          --------          --------

Interest Charges:
  Interest on long-term debt                            3,429             3,436             6,859             7,059
  Other interest - net                                    236               288               477               579
  Allowance for borrowed funds used
    during construction                                     8               (63)              (68)             (126)
                                                     --------          --------          --------          --------
        Total                                           3,673             3,661             7,268             7,512
                                                     --------          --------          --------          --------

Income Before Income Taxes                             11,142             5,808            10,302            10,823

Income Taxes                                            4,565             2,770             4,627             4,967
                                                     --------          --------          --------          --------

Net Income                                              6,577             3,038             5,675             5,856

Preferred Stock Dividend Requirements
  and Other                                               241               241               482               482
                                                     --------          --------          --------          --------

Earnings Applicable to Common Stock                    $6,336            $2,797            $5,193            $5,374
                                                     ========          ========          ========          ========
See Notes to Financial Statements.

                         ENTERGY NEW ORLEANS, INC.
                         STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 1998 and 1997
                                (Unaudited)

                                                                    1998               1997
                                                                         (In Thousands)
Operating Activities:
  Net income                                                         $5,675            $5,856
  Noncash items included in net income:
    Amortization of rate deferrals                                   16,852            16,839
    Other regulatory credits                                         (4,844)           (2,404)
    Depreciation and amortization                                    11,079            10,591
    Deferred income taxes and investment tax credits                 (2,491)           (4,964)
    Allowance for equity funds used during construction                 (89)             (160)
  Changes in working capital:
    Receivables                                                      (7,564)            3,129
    Accounts payable                                                   (885)            6,217
    Taxes accrued                                                     2,825             5,471
    Interest accrued                                                   (383)             (631)
    Deferred fuel and resale gas costs                               (8,061)            1,804
    Other working capital accounts                                   (3,809)          (11,069)
  Other                                                              (1,998)           (1,520)
                                                                    -------           -------
    Net cash flow provided by operating activities                    6,307            29,159
                                                                    -------           -------

Investing Activities:
  Construction expenditures                                          (7,688)           (3,909)
  Allowance for equity funds used during construction                    89               160
                                                                    -------           -------
    Net cash flow used in investing activities                       (7,599)           (3,749)
                                                                    -------           -------

Financing Activities:
  Retirement of:
    First mortgage bonds                                                  -           (12,000)
  Dividends paid:
    Common stock                                                          -           (14,700)
    Preferred stock                                                    (482)             (724)
                                                                    -------           -------
   Net cash flow used in financing activities                          (482)          (27,424)
                                                                    -------           -------

Net decrease in cash and cash equivalents                            (1,774)           (2,014)

Cash and cash equivalents at beginning of period                     11,376            17,510
                                                                    -------           -------

Cash and cash equivalents at end of period                           $9,602           $15,496
                                                                    =======           =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                             $7,500            $7,969
    Income taxes - net                                               $4,802            $4,928

See Notes to Financial Statements.


                        ENTERGY NEW ORLEANS, INC.
                             BALANCE SHEETS
                   June 30, 1998 and December 31, 1997
                              (Unaudited)

                                                                 1998             1997
                       ASSETS                                         (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                         $1,935           $4,321
    Temporary cash investments - at cost,
      which approximates market:
       Associated companies                                       2,104            1,918
       Other                                                      5,563            5,137
                                                               --------         --------
           Total cash and cash equivalents                        9,602           11,376
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $0.7 million in 1998 and 1997)                           29,918           26,913
    Associated companies                                          1,272            1,081
    Other                                                         3,341            4,155
    Accrued unbilled revenues                                    21,265           16,083
  Deferred electric fuel and resale gas costs                    17,445            9,384
  Materials and supplies - at average cost                        9,193            9,389
  Rate deferrals                                                 31,270           35,336
  Prepayments and other                                           7,542            6,087
                                                               --------         --------
           Total                                                130,848          119,804
                                                               --------         --------

Other Property and Investments:
  Investment in subsidiary companies - at equity                  3,259            3,259
                                                               --------         --------

Utility Plant:
  Electric                                                      508,012          508,338
  Natural gas                                                   127,632          122,308
  Construction work in progress                                  24,102           19,184
                                                               --------         --------
           Total                                                659,746          649,830
  Less - accumulated depreciation and amortization              368,304          355,854
                                                               --------         --------
           Utility plant - net                                  291,442          293,976
                                                               --------         --------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                               51,406           64,192
    SFAS 109 regulatory asset - net                               1,496            1,202
    Unamortized loss on reacquired debt                           1,341            1,435
    Other regulatory assets                                      16,675           13,392
  Other                                                             866              890
                                                               --------         --------
           Total                                                 71,784           81,111
                                                               --------         --------

           TOTAL                                               $497,333         $498,150
                                                               ========         ========
See Notes to Financial Statements.

                         ENTERGY NEW ORLEANS, INC.
                              BALANCE SHEETS
                    June 30, 1998 and December 31, 1997
                               (Unaudited)

                                                                 1998           1997
          LIABILITIES AND SHAREHOLDERS' EQUITY                      (In Thousands)
Current Liabilities:
  Accounts payable:
    Associated companies                                        $20,942        $15,922
    Other                                                        11,600         17,505
  Customer deposits                                              17,387         16,982
  Taxes accrued                                                   8,095          5,270
  Accumulated deferred income taxes                              13,554         11,544
  Interest accrued                                                4,666          5,049
  Provision for rate refund                                           -          3,108
  Other                                                           2,384          2,231
                                                               --------       --------
           Total                                                 78,628         77,611
                                                               --------       --------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                              56,969         61,000
  Accumulated deferred investment tax credits                     7,145          7,396
  Accumulated provision for property insurance                   15,487         15,487
  Other                                                          13,550         16,327
                                                               --------       --------
           Total                                                 93,151        100,210
                                                               --------       --------

Long-term debt                                                  168,985        168,953

Shareholders' Equity:
  Preferred stock without sinking fund                           19,780         19,780
   Common stock, $4 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares                                             33,744         33,744
  Additional paid-in capital                                     36,294         36,294
  Retained earnings subsequent to the elimination of
     the accumulated deficit on November 30, 1988                66,751         61,558
                                                               --------       --------
           Total                                                156,569        151,376
                                                               --------       --------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                               $497,333       $498,150
                                                               ========       ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                       SELECTED OPERATING RESULTS
       For the Three and Six Months Ended June 30, 1998 and 1997
                               (Unaudited)

                                          Three Months Ended      Increase/
            Description                   1998         1997      (Decrease)         %
                                                   (In Millions)
Electric Operating Revenues:
  Residential                            $ 36.0       $ 27.2       $ 8.8           32
  Commercial                               35.4         32.6         2.8            9
  Industrial                                6.4          5.7         0.7           12
  Governmental                             14.3         12.9         1.4           11
                                         -------------------------------
    Total retail                           92.1         78.4        13.7           17
  Sales for resale:
     Associated companies                   1.8          5.1        (3.3)         (65)
     Non-associated companies               3.2          1.9         1.3           68
  Other (1)                                 9.9          7.2         2.7           38
                                         -------------------------------
    Total                                $107.0       $ 92.6      $ 14.4           16
                                         ===============================
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                               481          386          95           25
  Commercial                                521          488          33            7
  Industrial                                133          125           8            6
  Governmental                              250          239          11            5
                                         -------------------------------
    Total retail                          1,385        1,238         147           12
  Sales for resale:
     Associated companies                    57          178        (121)         (68)
     Non-associated companies                57           38          19           50
                                         -------------------------------
    Total                                 1,499        1,454          45            3
                                         ===============================

                                           Six Months Ended       Increase/
            Description                   1998         1997      (Decrease)         %
                                                   (In Millions)
Electric Operating Revenues:
  Residential                            $ 60.9       $ 55.9       $ 5.0            9
  Commercial                               66.7         68.9        (2.2)          (3)
  Industrial                               12.3         11.9         0.4            3
  Governmental                             27.0         26.5         0.5            2
                                         -------------------------------
    Total retail                          166.9        163.2         3.7            2
  Sales for resale:
     Associated companies                   5.2          7.0        (1.8)         (26)
     Non-associated companies               5.3          3.6         1.7           47
  Other (1)                                10.0          8.3         1.7           20
                                         -------------------------------
    Total                                $187.4      $ 182.1       $ 5.3            3
                                         ===============================
Billed Electric Energy
 Sales (Millions of kWh):
  Residential                               836          760          76           10
  Commercial                                980          966          14            1
  Industrial                                251          239          12            5
  Governmental                              469          460           9            2
                                         -------------------------------
    Total retail                          2,536        2,425         111            5
  Sales for resale:
     Associated companies                   180          225         (45)         (20)
     Non-associated companies                95           61          34           56
                                         -------------------------------
    Total                                 2,811        2,711         100            4
                                         ===============================
(1) Includes the effect of the provision for rate refunds.


                      SYSTEM ENERGY RESOURCES, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

     Net income for the three and six months ended June 30, 1998 remained relatively unchanged as compared to the same periods in 1997.

      Significant factors affecting the results of operations and causing variances between the three and six months ended June 30, 1998 and 1997 are discussed under "Revenues", "Expenses", and "Other" below.

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

Expenses

     Operating expenses decreased for the three and six months ended June 30, 1998 primarily due to lower fuel expenses, other operation and maintenance expenses, and depreciation, amortization, and decommissioning expenses. Fuel expenses decreased because of a scheduled nuclear refueling outage in April and May of this year. The decrease in other operation and maintenance expenses was due primarily to the impact of various materials and supplies refunds and adjustments and an insurance refund. Depreciation, amortization, and decommissioning expenses were lower as a result of the recognition of additional depreciation in the three and six months ended June 30, 1997 associated with the sale and leaseback in 1989 of a portion of Grand Gulf 1.

Other

      Interest on long-term debt decreased for the three and six months ended June 30, 1998 as a result of the redemption of a series of First Mortgage Bonds in April 1998.

      For  the  three  and six months ended June 30, 1998  and  1997  the effective income tax rates were relatively unchanged. The effective income tax rates for the three months ended June 30, 1998 and 1997 were 45.2% and 44.1%, respectively. The effective income tax rates for the six months ended June 30, 1998 and 1997 were 45.2% and 44.2%, respectively.

                     SYSTEM ENERGY RESOURCES, INC.
                        STATEMENTS OF INCOME
      For the Three and Six Months Ended June 30, 1998 and 1997
                            (Unaudited)

                                                                 Three Months Ended                  Six Months Ended
                                                               1998            1997               1998             1997
                                                                   (In Thousands)                     (In Thousands)
Operating Revenues                                           $144,336         $161,021          $292,942          $316,682
                                                             --------         --------          --------          --------
Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                             6,183           12,441            17,030            24,458
     Nuclear refueling outage expenses                          4,177            3,907             8,776             7,624
     Other operation and maintenance                           22,491           28,407            43,772            48,797
  Depreciation, amortization, and decommissioning              32,432           35,917            65,590            74,713
  Taxes other than income taxes                                 6,876            6,781            13,638            13,206
                                                             --------         --------          --------          --------
        Total                                                  72,159           87,453           148,806           168,798
                                                             --------         --------          --------          --------

Operating Income                                               72,177           73,568           144,136           147,884
                                                             --------         --------          --------          --------

Other Income:
  Allowance for equity funds used
   during construction                                            528              280             1,081               561
  Miscellaneous - net                                           2,507            1,919             5,612             3,241
                                                             --------         --------          --------          --------
        Total                                                   3,035            2,199             6,693             3,802
                                                             --------         --------          --------          --------

Interest Charges:
  Interest on long-term debt                                   28,875           31,103            58,451            61,861
  Other interest - net                                          1,614            1,830             3,267             3,611
  Allowance for borrowed funds used
   during construction                                           (470)            (279)             (946)             (557)
                                                             --------         --------          --------          --------
        Total                                                  30,019           32,654            60,772            64,915
                                                             --------         --------          --------          --------

Income Before Income Taxes                                     45,193           43,113            90,057            86,771

Income Taxes                                                   20,414           19,020            40,691            38,333
                                                             --------         --------          --------          --------

Net Income                                                    $24,779          $24,093           $49,366           $48,438
                                                             ========         ========          ========          ========

See Notes to Financial Statements.


                       SYSTEM ENERGY RESOURCES, INC.
                        STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 1998 and 1997
                               (Unaudited)

                                                                  1998           1997
                                                                    (In Thousands)
Operating Activities:
  Net income                                                     $49,366       $48,438
  Noncash items included in net income:
    Depreciation, amortization, and decommissioning               65,590        74,713
    Deferred income taxes and investment tax credits             (16,796)      (23,444)
    Allowance for equity funds used during construction           (1,081)         (561)
  Changes in working capital:
    Receivables                                                      195        (7,290)
    Accounts payable                                              (9,691)        5,297
    Taxes accrued                                                 (7,374)        8,374
    Interest accrued                                              (7,560)        3,212
    Other working capital accounts                                (9,377)        6,353
  Decommissioning trust contributions and realized
   change in trust assets                                        (11,529)      (11,190)
  FERC Settlement - refund obligation                             (2,491)       (2,199)
  Provision for estimated losses and reserves                     37,147        20,699
  Other                                                            6,772         9,183
                                                                --------      --------
    Net cash flow provided by operating activities                93,171       131,585
                                                                --------      --------

Investing Activities:
  Construction expenditures                                      (19,472)       (8,466)
  Allowance for equity funds used during construction              1,081           561
  Nuclear fuel purchases                                         (30,476)          (39)
  Proceeds from sale/leaseback of nuclear fuel                    30,476            39
                                                                --------      --------
    Net cash flow used in investing activities                   (18,391)       (7,905)
                                                                --------      --------

Financing Activities:
  Retirement of first mortgage bonds                             (60,000)            -
  Common stock dividends paid                                    (47,800)      (58,700)
                                                                --------      --------
    Net cash flow used in financing activities                  (107,800)      (58,700)
                                                                --------      --------

Net increase (decrease) in cash and cash equivalents             (33,020)       64,980

Cash and cash equivalents at beginning of period                 206,410        92,315
                                                                --------      --------

Cash and cash equivalents at end of period                      $173,390      $157,295
                                                                ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                         $61,012       $57,634
    Income taxes                                                 $54,956       $42,853
  Noncash investing and financing activities:
    Change in unrealized appreciation (depreciation) of
    decommissioning trust assets                                  $1,661       ($1,041)

See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEETS
                    June 30, 1998 and December 31, 1997
                               (Unaudited)

                                                                 1998                 1997
                       ASSETS                                         (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                           $401                $792
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                     47,472              55,891
        Other                                                   125,517             149,727
                                                             ----------          ----------
           Total cash and cash equivalents                      173,390             206,410
  Accounts receivable:
    Associated companies                                         78,769              79,262
    Other                                                         4,438               4,140
  Materials and supplies - at average cost                       61,512              63,782
  Deferred nuclear refueling outage costs                        18,317               7,777
  Prepayments and other                                           4,930               3,658
                                                             ----------          ----------
           Total                                                341,356             365,029
                                                             ----------          ----------

Other Property and Investments:
  Decommissioning trust fund                                     99,102              85,912
                                                             ----------          ----------

Utility Plant:
  Electric                                                    3,025,241           3,025,389
  Electric plant under leases                                   440,970             440,970
  Construction work in progress                                  55,888              36,445
  Nuclear fuel under capital lease                               82,807              64,190
                                                             ----------          ----------
           Total                                              3,604,906           3,566,994
  Less - accumulated depreciation and amortization            1,144,753           1,086,820
                                                             ----------          ----------
           Utility plant - net                                2,460,153           2,480,174
                                                             ----------          ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                             231,353             243,027
    Unamortized loss on reacquired debt                          48,186              51,386
    Other regulatory assets                                     193,666             192,290
  Other                                                          13,572              14,213
                                                             ----------          ----------
           Total                                                486,777             500,916
                                                             ----------          ----------

           TOTAL                                             $3,387,388          $3,432,031
                                                             ==========          ==========
See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEETS
                    June 30, 1998 and December 31, 1997
                              (Unaudited)

                                                              1998               1997
       LIABILITIES AND SHAREHOLDER'S EQUITY                       (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                          $70,000            $70,000
  Accounts payable:
    Associated companies                                      25,941             29,131
    Other                                                     12,621             19,122
  Taxes accrued                                               68,301             75,675
  Interest accrued                                            34,762             42,322
  Obligations under capital leases                            36,156             41,977
  Other                                                        1,506              1,341
                                                          ----------         ----------
           Total                                             249,287            279,568
                                                          ----------         ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                          533,363            562,051
  Accumulated deferred investment tax credits                 98,433            100,171
  Obligations under capital leases                            46,651             22,213
  FERC Settlement - refund obligation                         45,809             48,300
  Other                                                      288,074            227,847
                                                          ----------         ----------
           Total                                           1,012,330            960,582
                                                          ----------         ----------

Long-term debt                                             1,274,272          1,341,948

Common Shareholder's Equity:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares                                           789,350            789,350
  Retained earnings                                           62,149             60,583
                                                          ----------         ----------
           Total                                             851,499            849,933
                                                          ----------         ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                          $3,387,388         $3,432,031
                                                          ==========         ==========
See Notes to Financial Statements.



              ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


      The following discussion compares the results of operations for the three and six months ended June 30, 1998 with the results of operations for the same periods in 1997. The six months ended June 30, 1997 includes five months of results of operations for London Electricity due to its acquisition effective February 1, 1997.

Net Income

      Net income increased for the three and six months ended June 30, 1998 primarily due to increases in operating revenues, partially offset by increases in operating expenses and interest charges for the six month periods.

      Significant factors affecting the results of operations and causing variances between the three and six months ended June 30, 1998 and 1997 are discussed under "Revenues", "Expenses", and "Other" below.

Revenues

     The changes in operating revenues for the three and six months ended June 30, 1998 are as follows:

                           Three Months Ended    Six Months Ended
Description               Increase/(Decrease)  Increase/(Decrease)
                                       (In Millions)

Electricity distribution           $4              $51
Electricity supply                  8              174
Other                              16               33
Intra-business                     (3)             (58)
                                  ---             ----
   Total                          $25             $200
                                  ===             ====

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

     Revenues from the distribution business increased for both the three and six months ended June 30, 1998.
For the three month period, the increase was due to an increase in the units distributed. The increase for the six month period was principally due to an increase in units distributed as a result of there being six months of London Electricity operations compared to only five months during the same period in 1997. Partially offsetting these factors were 3% distribution price reductions effective April 1, 1997 and April 1, 1998.

      Franchise supply customers, who are generally residential and small commercial customers, comprised 58% and 60% of total supply sales volume for the three and six months ended June 30, 1998, respectively. The volume of unit sales of electricity for franchise supply customers is influenced largely by the number of customers in London Electricity's Franchise Area, weather conditions and prevailing economic conditions. Unit sales to non-franchise supply customers, who are typically large commercial and industrial businesses, constituted 42% and 40% of total sales volume for the three and six months ended June 30, 1998, respectively. Sales to non-franchise supply customers are determined primarily by the success of the supply business in contracting to supply

              ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


customers with electricity both inside and outside of London Electricity's Franchise Area. Such sales have declined as a percentage of the total supply sales mix from 46% and 45% for the comparable periods of 1997.

      During the three months ended June 30, 1998, the number of electricity units supplied decreased by 5% compared to the same period in 1997 while total revenues produced by the supply business increased by 2%. Sales volume increased by 3% for franchise customers but decreased by 14% for non-franchise customers for the three months ended June 30, 1998. The decrease in sales volume for non-franchise customers was due to a focus on higher profit margin customers.

     During the six months ended June 30, 1998, the number of electricity units supplied increased by 17% due to the additional month included in 1998 results. Volume increased for both franchise supply customers (27%) and non-franchise supply customers (5%) for the six months of 1998 compared with 1997.

      Other revenues increased for the three and six month periods ended June 30, 1998. The increase for the three month period was attributable primarily to increased marketing of natural gas to retail customers. The additional increase in other revenues for the six month period is due to six months of London Electricity operations in 1998 compared to five months during the same period in 1997.

Expenses

      Operating expenses decreased for the three months ended June 30, 1998 primarily due to reversal of a valuation allowance on an investment and the start of amortization of the provision for an unfavorable long-term purchased power contract. The valuation allowance was originally recorded in the quarters ended December 1997 and March 1998. Management subsequently determined that reversal of a portion of such allowance was appropriate based on improved prospects for recovery of this investment. The unfavorable long-term contract provision was established at the time of the acquisition of London Electricity. Amortization of this provision offsets a portion of the purchased power costs related to this contract. The decreases in operating expenses noted above were partially offset by increases in purchased power costs and in depreciation and amortization expense. Operating expenses increased for the six months ended June 30, 1998 due principally to one additional month of operations included in 1998 compared to 1997.

Other

     Interest charges increased for the three and six months ended June 30, 1998, compared to the same periods in 1997, due principally to an increase in the average level of debt and preferred securities outstanding during 1998 compared to 1997. The increase in average debt levels was due principally to the acquisition of London Electricity effective February 1, 1997 which was not fully funded until May 1997. Such increase was partially offset by the November 1997 decrease in debt due to the transfer of a $114 million facility to Entergy London's parent in exchange for additional equity. Also, interest expense increased for the six months ended June 30, 1998 due to one additional month of operations included in 1998 compared to 1997.

      Other income decreased for the three months ended June 30, 1998 due principally to a decrease in gains on disposition of property.

      The effective income tax rate for the three months ended June 30, 1998 and 1997 were 31.1% and 30.5%, respectively. The rates for the six months ended June 30, 1998 and 1997 were 31.0% and 33.1%, respectively. The decrease in 1998 for the six months period is principally due to the reduction in the UK corporation tax rate from 33% to 31%, effective as of April 1, 1997.

            ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
       For the Three and Six Months Ended June 30, 1998 and 1997
                             (Unaudited)


                                                            Three Months Ended                       Six Months Ended
                                                        1998                1997                1998                  1997
                                                             (In Thousands)                           (In Thousands)
Operating Revenues                                    $479,003            $453,968           $1,029,791            $829,924
                                                      --------            --------           ----------            --------
Operating Expenses:
 Purchased power                                       296,339             289,700              663,235             552,998
 Depreciation and amortization                          35,274              32,936               69,020              53,697
 Other operation and maintenance costs                  73,180              85,603              167,365             138,391
                                                      --------            --------           ----------            --------
     Total                                             404,793             408,239              899,620             745,086
                                                      --------            --------           ----------            --------

Operating Income                                        74,210              45,729              130,171              84,838
                                                      --------            --------           ----------            --------

Other Income:
 Interest and dividend income                            2,727               3,362                4,151               3,684
 Gain on disposition of property                         2,681               6,579                5,088              11,029
 Miscellaneous - net                                     3,409               5,643                8,318               2,802
                                                      --------            --------           ----------            --------
     Total                                               8,817              15,584               17,557              17,515
                                                      --------            --------           ----------            --------

Interest Charges:
 Distributions on preferred securities of subsidiary     6,469                   -               12,938                   -
 Other interest - net                                   43,099              44,612               84,204              65,051
                                                      --------            --------           ----------            --------
      Total                                             49,568              44,612               97,142              65,051
                                                      --------            --------           ----------            --------

Income Before Income Taxes                              33,459              16,701               50,586              37,302

Income Taxes                                            10,410               5,102               15,660              12,344
                                                      --------            --------           ----------            --------

Net Income                                              23,049              11,599               34,926              24,958

Other comprehensive income:
 Foreign currency translation adjustments               (2,031)              5,798               10,224               8,166
                                                      --------            --------           ----------            --------

Comprehensive Income                                   $21,018             $17,397              $45,150             $33,124
                                                      ========            ========           ==========            ========
See Notes to Financial Statements.


             ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1998 and 1997
                            (Unaudited)

                                                                    1998                1997
                                                                        (In Thousands)
Operating Activities:
  Net Income                                                       $34,926            $24,958
  Noncash items included in net income:
    Depreciation and amortization                                   69,020             53,697
    Deferred income taxes                                            7,216             63,249
    Imputed interest on parent company debt                         55,702                  -
  Changes in assets and liabilities:
    Inventory                                                       (1,441)             1,340
    Accounts receivable and unbilled revenue                       125,659             21,602
    Other receivables                                               16,953             10,429
    Prepayments and other                                           (1,109)            (3,760)
    Long-term receivables and other                                 (8,903)            (2,652)
    Accounts payable                                               (76,281)             1,656
    Income taxes accrued                                             4,932            (70,403)
    Interest accrued                                                   228             10,529
    Deferred revenue and other current liabilities                   4,388             15,056
    Other liabilities                                              (64,637)             2,438
    Other                                                           (1,402)            16,531
                                                                  --------           --------
       Net cash flow provided by operating activities              165,251            144,670
                                                                  --------           --------

Investing Activities:
  Construction expenditures                                        (89,649)           (59,609)
  Acquisition of London Electricity, net of cash acquired                -         (1,980,631)
  Other investments                                                 (4,406)            21,654
                                                                  --------           --------
    Net cash flow used in investing activities                     (94,055)        (2,018,586)
                                                                  --------           --------

Financing Activities:
  Proceeds from the issuance of:
    Bank notes and other long-term debt                                  -          1,691,201
    Common Stock                                                         -            391,953
  Retirement of long-term debt                                     (13,330)                 -
  Common stock dividends paid                                      (53,184)                 -
  Changes in short-term borrowings - net                            15,264           (153,154)
                                                                  --------           --------
      Net cash flow provided by (used in) financing activities     (51,250)         1,930,000
                                                                  --------           --------

Effect of exchange rates on cash and cash equivalents                1,366              1,263
                                                                  --------           --------

Net increase in cash and cash equivalents                           21,312             57,347

Cash and cash equivalents at beginning of period                    44,388                  -
                                                                  --------           --------

Cash and cash equivalents at end of period                         $65,700            $57,347
                                                                  ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest - net of amount capitalized                             $75,193            $27,391
  Income taxes - net                                                $8,251             $9,893

See Notes to Financial Statements.

                ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                     June 30, 1998 and December 31, 1997
                              (Unaudited)

                                                                                 1998               1997
                              ASSETS                                                  (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                        $6,396           $        -
    Temporary cash investments - at cost,
       which approximates market                                                59,304               44,388
                                                                            ----------           ----------
        Total cash and cash equivalents                                         65,700               44,388
  Notes receivable                                                               4,964                7,364
  Accounts receivable:
    Customer (less allowance for doubtful accounts of $21.1 million
         in 1998 and $19.3 million in 1997)                                    140,195              139,265
    Other                                                                       38,471               52,374
    Accrued unbilled revenue                                                   140,480              262,818
  Accumulated deferred income taxes                                             47,113               12,401
  Inventory                                                                     15,298               13,650
  Prepayments and other                                                         14,935               13,623
                                                                            ----------           ----------
       Total                                                                   467,156              545,883
                                                                            ----------           ----------

Property, Plant, and Equipment:
  Property, plant and equipment                                              2,472,070            2,353,181
  Less - accumulated depreciation                                              139,870               90,021
                                                                            ----------           ----------
       Property, plant, and equipment - net                                  2,332,200            2,263,160
                                                                            ----------           ----------

Other Property, Investments, and Assets:
  Investments, long-term                                                        16,028               11,413
  Distribution license (net of accumulated amortization of $48.8
   million in 1998 and $25.6 million in 1997)                                1,330,902            1,327,312
  Long-term receivables                                                         17,413               17,172
  Prepaid pension asset                                                        252,985              241,216
  Other                                                                         10,839               10,079
                                                                            ----------           ----------
        Total                                                                1,628,167            1,607,192
                                                                            ----------           ----------

        TOTAL                                                               $4,427,523           $4,416,235
                                                                            ==========           ==========
See Notes to Financial Statements.

                ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     June 30, 1998 and December 31, 1997
                                 (Unaudited)

                                                                                  1998                1997
LIABILITIES AND SHAREHOLDER'S EQUITY
                                                                                       (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                              $21,894             $33,814
  Notes payable                                                                  259,608             240,794
  Accounts payable                                                               277,606             349,821
  Customer deposits                                                               27,552              24,946
  Taxes accrued                                                                  127,666             120,981
  Interest accrued                                                                14,631              14,201
  Other                                                                              732                 805
                                                                              ----------          ----------
         Total                                                                   729,689             785,362
                                                                              ----------          ----------

Other Liabilities:
  Accumulated deferred income taxes                                            1,051,684             995,865
  Other                                                                          240,893             299,775
                                                                              ----------          ----------
         Total                                                                 1,292,577           1,295,640
                                                                              ----------          ----------

Long-term debt                                                                 1,691,757           1,669,401
Company-obligated redeemable preferred securities
 of subsidiary partnership holding solely junior
  subordinated deferrable debentures                                             300,000             300,000

Shareholders' Equity:
  Common stock, BPS1 par value, 901,000,000 shares authorized,
    877,359,785 shares issued and outstanding (less Entergy UK
    Limited debt adjustment of $1,351.5 million)                                 114,000             114,000
  Additional paid-in capital                                                     391,981             391,981
  Accumulated deficit                                                            (94,946)           (132,390)
  Cumulative foreign currency translation                                          2,465              (7,759)
                                                                              ----------          ----------
        Total                                                                    413,500             365,832
                                                                              ----------          ----------

Commitments and Contingencies (Notes 1 and 2)

        TOTAL                                                                 $4,427,523          $4,416,235
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

                  ENTERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)


NOTE 1.  COMMITMENTS AND CONTINGENCIES

Cajun - Coal Contracts  (Entergy Corporation and Entergy Gulf States)

      See "Cajun - Coal Contracts" in Note 9 of the Form 10-K for information relating to the declaratory judgment action filed by Entergy Gulf States against the coal suppliers to Big Cajun 2, a coal-fired power station located in Point Coupee Parish, Louisiana, of which Entergy Gulf States owns a 42% undivided interest in Unit 3. Entergy Gulf States filed a similar petition for a declaratory judgment against the rail and barge companies that transport the coal from Wyoming to Big Cajun 2. A motion for summary judgment in that proceeding was filed by Entergy Gulf States and denied by the Cajun bankruptcy judge. Concurrently with this denial, the bankruptcy judge filed a report with the district court, recommending that the appeal by the coal suppliers be remanded for reconsideration by the bankruptcy judge in light of his decision in the coal transporters' action.

      The district court remanded the declaratory judgment proceeding against the coal suppliers back to the bankruptcy court, and a trial was held on the issue of liability of Entergy Gulf States to both the coal suppliers and transporters. No assurance can be given regarding the timing or outcome of this proceeding. Collectively, the coal suppliers and transporters have asserted claims in the Cajun bankruptcy case that exceed $1.6 billion. Entergy Gulf States believes these claims to be significantly exaggerated. The coal suppliers and transporters allege that Entergy Gulf States, as a joint venturer with Cajun in Big Cajun 2, should be responsible under Louisiana law for 50% of their alleged claims against Cajun, despite Entergy Gulf States only owning 14% of the entire power station. Entergy Gulf States believes this position is totally without merit and that it has no liability to either the coal suppliers or transporters. Entergy Gulf States' position is that it was not engaged in a joint venture with Cajun but rather that Cajun was the operator of Unit 3 in which Entergy Gulf States owns an undivided interest.

      Whether liability will ultimately be asserted against Entergy Gulf States by the coal suppliers and transporters depends upon which plan of reorganization is confirmed in the Cajun bankruptcy case. Three competing plans of reorganization have been filed in the bankruptcy case, two of which contain settlements with the coal suppliers and transporters that would satisfy their claims. The district judge disqualified the third plan of reorganization, which does not contain a settlement with the coal suppliers and transporters, in June 1998. The proponent of that plan appealed the decision of the district judge, including the judge's decision to deny a stay of the proceeding pending appeal. The United States Court of Appeals for the Fifth Circuit has ordered a stay of the order of the district court and the plan confirmation proceedings, and heard oral argument on the appeal on August 4, 1998. No assurance can be given regarding the timing or outcome of this appeal.

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

      See Note 9 in the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, the disposal of spent nuclear fuel, other high-level radioactive waste, and decommissioning costs associated with ANO 1, ANO 2, River Bend, Waterford 3, and Grand Gulf 1. The owner/licensees of each of Entergy's five nuclear units previously participated in a private insurance program that provides coverage for certain worker tort claims filed for bodily injury caused by radiation exposure. The program continues to provide for a maximum aggregate assessment of approximately $16 million for the five nuclear units in the event that losses exceed accumulated reserve funds.

ANO Matters  (Entergy Corporation and Entergy Arkansas)

     See Note 9 in the Form 10-K for information on cracks in a number of steam generator tubes at ANO 2 that were discovered and repaired during an outage in March 1992. Further repairs were conducted at subsequent refueling and mid-cycle outages, including the most recent mid-cycle outage in March 1998. In March 1998, Entergy Arkansas filed a Petition for Declaratory Order and Approval of New Depreciation Rates with the APSC, requesting approval of the steam generator replacement project and appropriate revised depreciation rates.

Environmental Issues

(Entergy Gulf States)

     Entergy Gulf States has been designated as a potentially responsible party (PRP) for the clean up of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the clean up of certain of these sites. As of June 30, 1998, a remaining recorded liability of $20 million existed relating to the clean up of the remaining sites at which Entergy Gulf States has been designated a PRP. See "Environmental Regulation" in Item 1 of Part I of the Form 10-K for additional discussion of the sites where Entergy Gulf States has been designated as a PRP by the EPA and related litigation.

(Entergy Louisiana)

      During  1993,  the  Louisiana Department of  Environmental  Quality
(LDEQ) issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana has determined that certain of its power plant wastewater impoundments were affected by these regulations and chose to upgrade or close them. Cumulative expenditures relating to the upgrades and closures of wastewater impoundments were $7.1 million as of June 30, 1998. A remaining recorded liability in the amount of $6.7 million existed at June 30, 1998, for wastewater upgrades and closures. Completion of this work is pending LDEQ approval.

Waterford 3 Lease Obligations  (Entergy Louisiana)

      On  September  28,  1989,  Entergy  Louisiana  entered  into  three transactions for the sale and leaseback of undivided interests (aggregating approximately 9.3%) in Waterford 3, which were refinanced in 1997. Upon the occurrence of certain events, Entergy Louisiana may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from the lease transactions, and Entergy Louisiana may be required to assume the outstanding bonds issued by the Owner Trustee to finance, in part, its acquisition of the undivided interests in Waterford
3.  See Note 10 to the Form 10-K for further information.

Reimbursement Agreement  (System Energy)

      Under a bank letter of credit and reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the agreement) of at least 1.60 times earnings. System Energy was in compliance with the above covenants at June 30, 1998. See
Note 9 to the Form 10-K for further information.

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

     The first of these lawsuits, originally involving 29 plaintiffs, was tried before a jury beginning in April 1997. Settlements were reached with two of the plaintiffs prior to the trial. On May 1, 1997, the jury rendered findings as to 22 of the plaintiffs indicating that Entergy had no liability to them for discrimination. These plaintiffs have appealed that decision. The jury did find that Entergy had intentionally discriminated against the remaining five plaintiffs on the basis of age. Entergy concluded settlements with these five plaintiffs during the first quarter of 1998.

      The remaining lawsuits have predominately either been settled for nominal amounts or decided by summary judgment in favor of Entergy. However, certain plaintiff appeals are still pending.


NOTE 2.  RATE AND REGULATORY MATTERS

River Bend  (Entergy Corporation and Entergy Gulf States)

      See Note 2 to the Form 10-K for information related to previous developments in the original Entergy Gulf States rate proceeding in 1988 seeking recovery of River Bend plant investment and related deferred costs. On March 13, 1998, the PUCT issued an order disallowing recovery of $1.4 billion of company-wide abeyed plant costs and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs (Abeyed Deferrals). On June 30, 1998, the PUCT affirmed its March 1998 decision on Motions for Rehearing, and issued an order to that effect on July 8, 1998. Entergy Gulf States has again appealed the PUCT's decision in the Texas courts. Based on advice of counsel, management believes that it is probable that the matter will be remanded again to the PUCT for further ruling on the prudence of the abeyed plant costs, and it is reasonably possible that some portion of these costs will be included in rate base. Therefore, management believes that the reserves discussed below in "Retail Rate Proceedings, Filings with the PUCT," are adequate to reflect the probable outcome of the abeyed plant costs proceeding. The Texas share of these costs, which is not currently in rates, is approximately $624 million, based on 1988 costs and the jurisdictional allocation included in current rates. As of June 30, 1998, the River Bend plant costs disallowed for retail ratemaking purposes in Texas and the River Bend plant costs held in abeyance totaled (net of taxes and depreciation) approximately $11 million and $246 million, respectively.

     On April 14, 1998, an ALJ issued a proposal for decision (PFD) in the pending judicial remand of the PUCT's 1988 decision to require Entergy Gulf States to use tax benefits generated by disallowed expenses to reduce rates. The PFD called for recovery of $100.1 million plus carrying costs over a period not to exceed seven years. Entergy Gulf States believes that additional amounts should be allowed to account for tax liabilities that will result from the recovery and for certain other matters. On June 30, 1998, the PUCT adjusted the PFD to call for the recovery of $74 million primarily by reducing the allowed carrying costs from the overall rate of return to the amount allowed for the over and under billing for utility service. These costs were used to offset the retroactive rate refund discussed below.

Retail Rate Proceedings

Filings with the PUCT  (Entergy Corporation and Entergy Gulf States)

     On June 30, 1998, the PUCT began its deliberations on the Entergy Gulf States' rate case filed in November 1996 based on the merits of the record established in that case, thereby not accepting settlements filed in March and June by Entergy Gulf States and various intervenor groups. On July 22, 1998, the PUCT issued an order reducing Entergy Gulf States' Texas rates by $122 million annually, offset through May 1999 by recovery of accounting order deferrals, resulting in a net reduction of $81 million through that date. The PUCT also ordered a refund of $82 million. This refund is calculated as a retroactive rate reduction and service quality refund to June 1, 1996, offset by the recovery of the accounting order deferrals and actual taxes paid. Entergy Gulf States established reserves of approximately $381 million ($227 million net of taxes) in the fourth quarter of 1997 to reflect the probable outcome of the rate case and abeyed plant cost proceedings based on management's estimates of the effects thereof. Entergy Gulf States recorded additional reserves of $101.3 million ($60.3 million net of taxes) for the retroactive rate actions for the six months ended June 30, 1998 based on management's estimates. The results of operations of Entergy Gulf States for the three and six months ended June 30, 1998 reflected these corresponding charges in operating revenues.

     The PUCT's July 22, 1998 order, if sustained, will have material adverse consequences on Entergy Gulf States' revenues and net income. Entergy Gulf States will file a motion for reconsideration with the PUCT. Entergy Gulf States plans to seek such further remedies as may be available to it, including appealing the order if the motion for reconsideration fails to alter what Entergy Gulf States believes is an incorrect result based on the evidence before the PUCT. On July 29, 1998, a Texas state district court granted Entergy Gulf States' request for a temporary restraining order until August 12, 1998 to prevent enforcement of the PUCT's July 22, 1998 order. Additionally, Entergy Gulf States has a hearing on August 10, 1998 to determine if a temporary injunction against enforcement of the PUCT's order should also be granted.

     Included in the rulings discussed above, the PUCT disallowed recovery of approximately $49 million of Entergy's affiliate costs allocated to Entergy Gulf States in Texas. Entergy's affiliate costs result from managing Entergy Gulf States' fossil generating plants and transmission and distribution systems, managing Entergy Gulf States' nuclear plant, as well as providing human resources, accounting, and other necessary services to Entergy Gulf States and Entergy Corporation's other electric utility subsidiaries. The PUCT has also issued proposed rules governing the affiliate transactions of Texas utility companies, including Entergy Gulf States, with their affiliated companies. Entergy Gulf States filed comments on the rules in June 1998. Hearings concerning the proposed rules were conducted by the PUCT in July 1998. The rules, if adopted in their proposed form, could severely restrict the type and extent of services provided to Entergy Gulf States by Entergy Services and Entergy Operations, and will result in higher costs to Entergy Gulf States for equivalent services. It is not certain when or in what form the rules will be adopted.

Filings with the LPSC

(Entergy Corporation and Entergy Gulf States)

      On May 30, 1997, Entergy Gulf States filed its fourth post-Merger earnings analysis with the LPSC. In July 1998, the LPSC and Entergy Gulf States agreed to implement an $18 million rate reduction for Entergy Gulf States residential customers in Louisiana. This rate reduction is effective July 29, 1998. Proceedings on remaining issues in the second, third, and fourth post-Merger earnings analyses will continue.

(Entergy Corporation and Entergy Louisiana)

      Entergy Louisiana filed annual formula rate plan filings with the LPSC in April 1996 and May 1997. The LPSC determined in July 1998 that the annual formula rate plan filings for Entergy Louisiana will be extended for an additional three years, through an April 2000 filing for the 1999 test year.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

      On March 15, 1998, Entergy Mississippi filed its annual earnings review with the MPSC under its formula rate plan for the 1997 test year. In April 1998, the MPSC issued an order approving a prospective rate reduction of $6.6 million. This rate reduction went into effect May 1, 1998.

Filings with the Council (Entergy Corporation and Entergy New Orleans)

      Hearings on the ratemaking issues in Entergy New Orleans' September 1997 cost of service and revenue requirement filing were held in July 1998. A ruling from the Council is expected in the fall of 1998.

Grand Gulf Accelerated Recovery Tariff

   In April 1998, FERC approved the Grand Gulf Accelerated Recovery Tariff that Entergy Arkansas filed as part of the settlement agreement, which was approved by the APSC in December 1997. The tariff was designed to allow Entergy Arkansas to pay down a portion of its Grand Gulf obligation in advance of the implementation to retail access in Arkansas. The tariff will go into effect January 1, 1999. See Note 2 to the Form 10-K for a discussion of the settlement agreement with the APSC.

River Bend Cost Deferrals  (Entergy Corporation and Entergy Gulf States)

      Entergy Gulf States deferred approximately $369 million of River Bend operating and purchased power costs, depreciation, and accrued carrying charges, pursuant to a 1986 PUCT accounting order. Approximately $182 million of these costs were being amortized over a 20-year period, and the remaining $187 million was written off in the first quarter of 1996 in accordance with SFAS 121. As of June 30, 1998, the unamortized balance of the remaining costs was $103 million. These accounting order deferrals have been given accelerated recovery in the July 22, 1998 PUCT order discussed above. For further discussion, see Retail Rate Proceedings above.


NOTE 3.  COMMON STOCK (Entergy Corporation)

      During the six months ended June 30, 1998, Entergy Corporation issued 172,348 shares of its previously repurchased common stock to satisfy stock options exercised and stock purchases under its Equity Ownership Plan. In addition, Entergy Corporation received proceeds of $6.5 million from the issuance of 243,745 shares of common stock under its dividend reinvestment and stock purchase plan during the six months ended June 30, 1998.


NOTE 4.  LONG-TERM DEBT (Entergy Gulf States and Entergy New Orleans)

(Entergy Gulf States)

      On July 1, 1998, Entergy Gulf States redeemed, prior to maturity, $21.6 million of 7% Parish of Iberville Pollution Control Revenue Refunding Bonds, 1976 Series A, due 2006. Proceeds from the issuance in May 1998 of $21.6 million of 5.7% Parish of Iberville Pollution Control Revenue Refunding Bonds due 2014 were used for this redemption.

(Entergy New Orleans)

      On July 14, 1998, Entergy New Orleans issued $30 million of 7% Series First Mortgage Bonds due 2008. The proceeds will be used in August to redeem $30 million of 8.67% General and Refunding Mortgage Bonds due 2005.


NOTE 5.  RETAINED EARNINGS (Entergy Corporation)

     On August 2, 1998, Entergy Corporation's Board of Directors declared a common stock dividend of $.30 per share, payable on September 1, 1998, to holders of record on August 12, 1998.


NOTE 6.  ACCOUNTING ISSUES (Entergy Corporation and Entergy London)

      New Accounting Standards - In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for Entergy in 2000. This statement requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The statement also requires the designation and reassessment of all hedging relationships. The changes in fair value of derivatives will be recognized in earnings or in comprehensive income, depending on the type of hedge relationship involved. The adoption of SFAS 133 is not expected to have a material effect on the financial position, results of operations, or cash flows of Entergy Corporation or Entergy London.

       In early 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which will be effective for Entergy in 1999. This SOP requires that computer software costs that are incurred in the preliminary project stage be expensed as incurred. Once the capitalization criteria of the SOP have been met, external direct cost of materials and services used in developing or obtaining internal use computer software, as well as payroll and payroll-related costs of employees (to the extent of time spent directly on internal use computer software projects), and interest costs incurred in developing such computer software should be capitalized. Training costs and data conversion costs should be expensed as incurred, with certain exceptions. The adoption of SOP 98-1 is not expected to have a material effect on the financial position, results of operations, or cash flows of Entergy Corporation.


NOTE 7.  SUBSEQUENT EVENT (Entergy Corporation and Entergy London)

      On August 2, 1998, Entergy's Board of Directors approved a new strategic direction for Entergy that includes the expected sale of several businesses over the next eighteen months. These businesses include London Electricity, CitiPower Pty., Entergy Security, Inc., Entergy Integrated Solutions, Inc., and certain portions of Entergy's telecommunications businesses. These businesses collectively represent $5.8 billion of Entergy's total assets as of June 30, 1998 and $73.3 million of Entergy's net income for the six months then ended. Management believes that the sale price of these businesses will exceed their net book value at June 30, 1998. Accordingly, no adjustment has been recorded at June 30, 1998 for the carrying amount of these businesses in the accompanying financial statements.


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

Catalyst Technologies, Inc.  (Entergy Corporation)

     See "Catalyst Technologies, Inc." in Item 1 of Part I of the Form 10-K for information relating to the lawsuit filed by Catalyst Technologies,
Inc.   The  plaintiff filed its appeal brief in March 1998,  and  Entergy
Corporation  filed  its response brief in May 1998.   The  date  of  oral
argument on the appeal has not been set.

Union Pacific Railroad Company  (Entergy Corporation and Entergy
Arkansas)

      See "Item 1. Legal Proceedings" in the 1998 first quarter Entergy Form 10-Q for a discussion of the civil suit filed by Entergy Arkansas and Entergy Services against Union Pacific Railroad Company (Union Pacific). The case has been transferred to the United States District Court for the District of Nebraska, in Omaha, Nebraska. As a result of Union Pacific's failure to transport coal, inventories at the coal plants were below normal during the spring of 1998. In anticipation of the summer season, and with no apparent cure to Union Pacific's delivery problems, generation at the two coal-fired stations was curtailed to increase the coal inventories. As a result of the curtailment and some improvement in the number of Union Pacific's deliveries, the inventory levels have improved. However, Union Pacific's deliveries continue to be delayed. Entergy Arkansas continues to seek an order from the Federal Surface Transportation Board requiring Union Pacific to allow another railroad to bring coal to one of the Entergy Arkansas generating plants. The operational and financial effect of Union Pacific's failure to deliver coal to Entergy Arkansas during the third and fourth quarters of 1998 will depend upon a number of factors that are not within Entergy Arkansas' control.

Aquila Power Corporation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

     In March 1998, Aquila Power Corporation ("Aquila") filed a complaint with the FERC against Entergy Services, as agent for the domestic utility companies, alleging that Entergy's domestic utility companies improperly reserved transmission capacity on Entergy's transmission system, resulting in the denial of Aquila's request for transmission service. Aquila's complaint seeks compensation for lost profits, an order prohibiting Entergy and/or its affiliates from engaging in similar conduct, and suspension of the domestic utility companies' and EPMC's market-rate authority. In May 1998, Entergy filed its response denying the Aquila allegations. Subsequently, Aquila amended and restated its complaint, alleging additional instances of improper activities by Entergy. In addition to its requests in its original complaint, Aquila's amended complaint seeks a finding by FERC that Entergy is in violation of FERC Orders No. 888 and 889, and an order that Entergy should be required to join or agree to the formation of an independent system operator. Entergy filed its response to the amended and restated complaint denying the alleged improper conduct.

Ratepayer Lawsuits (Entergy Corporation, Entergy Louisiana, and Entergy New Orleans)

      In April 1998, a group of residential and business ratepayers filed a complaint against Entergy New Orleans in state court in Orleans Parish purportedly on behalf of all ratepayers in New Orleans. The plaintiffs allege that Entergy New Orleans overcharged ratepayers by at least $300 million since 1975 in violation of limits that the plaintiffs allege are set by the 1922 franchise ordinances passed by the New Orleans City Council. The plaintiffs seek, among other things, (1) a declaratory judgment that such franchise ordinances have been violated, and (2) a remand to the City Council for the establishment of the amount of overcharges plus interest. Management believes the lawsuit is completely without merit. Entergy New Orleans has charged only those rates authorized by the City Council, which the City Council has set in accordance with applicable law. Entergy New Orleans will vigorously defend itself in the lawsuit.

     In May 1998, a group of ratepayers filed a complaint against Entergy Corporation, EPI, and Entergy Louisiana in state court in Orleans Parish purportedly on behalf of all Entergy Louisiana ratepayers. The plaintiffs allege that the fuel costs passed by Entergy Louisiana through its fuel adjustment clause were improper. The plaintiffs seek, among other things, a refund of the amounts allegedly charged in excess of the proper fuel adjustment. This same group of ratepayers also filed with the LPSC a complaint against Entergy Corporation and Entergy Louisiana seeking relief similar to that which they seek by their lawsuit in state court. Management believes the lawsuit in state court and the complaint to the LPSC are completely without merit. Entergy will vigorously defend itself in the lawsuit.

     In May 1998, a group of ratepayers filed a complaint against Entergy Louisiana in state court in East Baton Rouge Parish purportedly on behalf of all Entergy Louisiana ratepayers. The plaintiffs allege that the formula ratemaking plan authorized by the LPSC has allowed Entergy Louisiana to earn amounts in excess of a fair return. The plaintiffs seek, among other things, (1) a declaratory judgment that the formula ratemaking plan is an improper ratemaking practice, and (2) a refund of the amounts allegedly charged in excess of proper ratemaking practices. Management believes the lawsuit is completely without merit. Entergy Louisiana will vigorously defend itself in the lawsuit.

Asbestos Litigation (Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

      Entergy's domestic utility subsidiaries, and in particular Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans, are defendants along with manufacturers, distributors, and other businesses in numerous individual and class action lawsuits filed on behalf of persons claiming injury as a result of exposure to asbestos. While Entergy and its domestic utility subsidiaries believe that the exposure to material liability to any single plaintiff as a result of these lawsuits is not material, there can be no assurance that the aggregate liability in the lawsuits to which Entergy Gulf States, Entergy Louisiana, or Entergy New Orleans are parties would not be material as to those companies, respectively.

Item 4.  Submission of Matters to a Vote of Security Holders

Election of Board of Directors

                           Entergy Corporation

      The annual meeting of stockholders of Entergy Corporation was held on May 15, 1998. The following matters were voted on and received the specified number of votes for, abstentions, votes withheld (against), and broker non-votes:

1.   Election of Directors:

                                                                          Broker
Name of Nominee              Votes For     Abstentions   Votes Withheld  Non-Votes
W. Frank Blount              197,742,237       N/A         14,558,746      N/A
John A. Cooper, Jr.          197,763,872       N/A         14,537,111      N/A
George W. Davis              197,559,329       N/A         14,741,654      N/A
Norman C. Francis            197,614,238       N/A         14,686,745      N/A
Robert v.d. Luft             197,702,815       N/A         14,598,168      N/A
Edwin Lupberger              177,496,679       N/A         34,804,304      N/A
Kinnaird R. McKee            197,623,536       N/A         14,677,447      N/A
Paul W. Murrill              197,693,717       N/A         14,607,266      N/A
James R. Nichols             197,787,475       N/A         14,513,508      N/A
Eugene H. Owen               197,720,711       N/A         14,580,272      N/A
John N. Palmer, Sr.          197,820,140       N/A         14,480,843      N/A
Robert D. Pugh               197,691,692       N/A         14,609,291      N/A
Wm. Clifford Smith           197,733,663       N/A         14,567,320      N/A
Bismark A. Steinhagen        197,780,078       N/A         14,520,905      N/A

Subsequent to the annual meeting of stockholders, Edwin Lupberger relinquished his duties as a director and chairman of the board of directors. Robert v.d. Luft is now serving as chairman of the board of directors.

2.Approval  of  the 1998 Equity Ownership Plan: 184,693,496  votes  for;
  25,946,435 votes against; 1,661,052 abstentions; and broker non-votes are not applicable.

3.Approval  of  the  1998 Executive Annual Incentive  Plan:  198,088,955
  votes for; 9,793,680 votes against; 4,418,348 abstentions; and broker non-votes are not applicable.

4.Ratify  the appointment of independent public accountants,  Coopers  &
  Lybrand L.L.P. for the year 1998: 209,764,961 votes for; 687,557 votes against; 1,848,465 abstentions; and broker non-votes are not applicable.

(Entergy Arkansas)

      A consent in lieu of the annual meeting of common stockholders was executed on June 18, 1998. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Arkansas: Wayne Leonard, Frank F. Gallaher, Donald C. Hintz, Jerry D. Jackson, R. Drake Keith, and Jerry L. Maulden.

(Entergy Gulf States)

      A consent in lieu of the annual meeting of common stockholders was executed on June 18, 1998. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Gulf States: Wayne Leonard, John J. Cordaro, Frank F. Gallaher, Donald C. Hintz, Jerry D. Jackson, and Jerry L. Maulden.

(Entergy Louisiana)

      A consent in lieu of the annual meeting of common stockholders was executed on June 18, 1998. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Louisiana: Wayne Leonard, John J. Cordaro, Frank F. Gallaher, Donald C. Hintz, Jerry D. Jackson, and Jerry L. Maulden.

(Entergy Mississippi)

      A consent in lieu of the annual meeting of common stockholders was executed on June 18, 1998. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Mississippi: Wayne Leonard, Frank F. Gallaher, Donald C. Hintz, Jerry D. Jackson, Jerry L. Maulden, and Donald E. Meiners.

(Entergy New Orleans)

      A consent in lieu of the annual meeting of common stockholders was executed on June 18, 1998. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy New Orleans: Robert v.d. Luft, Wayne Leonard, Jerry D. Jackson, and Daniel F. Packer.

(System Energy)

      A consent in lieu of the annual meeting of common stockholders was executed on June 18, 1998. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of System Energy Resources: Robert v.d. Luft, Wayne Leonard, Donald C. Hintz, and Jerry L. Maulden.


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

      The domestic utility companies, System Energy, and Entergy London have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to
Item 503 of Regulation S-K of the SEC as follows:


                                 Ratios of Earnings to Fixed Charges
                                         Twelve Months Ended
                                           December 31,           June 30,
                               1993      1994  1995  1996  1997     1998

     Entergy Arkansas          3.11(b)   2.32  2.56  2.93   2.54    2.62
     Entergy Gulf States       1.54      (c)-  1.86  1.47   1.42    1.08
     Entergy Louisiana         3.06      2.91  3.18  3.16   2.74    2.84
     Entergy Mississippi       3.79(b)   2.12  2.92  3.40   2.98    3.34
     Entergy New Orleans       4.68(b)   1.91  3.93  3.51   2.70    2.69
     System Energy             1.87      1.23  2.07  2.21   2.31    2.39
     Entergy London            N/A       N/A   N/A   N/A    1.16    1.20

                             Ratios of Earnings to Combined Fixed Charges
                                      and Preferred Dividends
                                         Twelve Months Ended
                                           December 31,           June 30,
                              1993       1994  1995  1996  1997     1998

     Entergy Arkansas         2.54(b)    1.97  2.12  2.44   2.24    2.30
     Entergy Gulf States (a)  1.21       (c)-  1.54  1.19   1.23    (d)-
     Entergy Louisiana        2.39       2.43  2.60  2.64   2.36    2.44
     Entergy Mississippi      3.08(b)    1.81  2.51  2.95   2.69    3.02
     Entergy New Orleans      4.12(b)    1.73  3.56  3.22   2.44    2.43

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

(d) As a result of the reserves recorded for PUCT rate actions, earnings for the twelve months ended June 30, 1998 for Entergy Gulf States were not adequate to cover combined fixed charges and preferred dividends by $19.3 million.


Shareholder Proposals (Entergy Corporation)

      Stockholders wishing to bring a proposal before the 1999 Annual Meeting of Stockholders, but not to include it in Entergy Corporation's Proxy Statement, must cause written notice of the proposal to be received by the Secretary of the Company at the principal executive offices in New Orleans, Louisiana by no later than February 13, 1999.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

     3(a) - By-laws of Entergy Arkansas, as amended and currently in effect.

     3(b) -    By-laws  of  Entergy  Gulf  States,  as  amended   and
               currently in effect.

     3(c) - By-laws of Entergy Louisiana, as amended and currently in effect.

     3(d) -    By-laws   of  Entergy  Mississippi,  as  amended   and
               currently in effect.

     3(e) -    By-laws  of  Entergy  New  Orleans,  as  amended   and
               currently in effect.

     3(f) - By-laws of System Energy, as amended and currently in effect.

**   4(a) -    Refunding  Agreement between Entergy Gulf  States  and
               Parish of Iberville, State of Louisiana dated as of May 1, 1998 (B-3(a) to Rule 24 Certificate dated May
               29, 1998 in File No. 70-8721).

     4(b) -    Seventh  Supplemental Indenture, dated as of  July  1,
               1998, to Entergy New Orleans' Mortgage and Deed of Trust, dated as of May 1, 1987.

     27(a) - Financial Data Schedule for Entergy Corporation and Subsidiaries as of June 30, 1998.

     27(b) -   Financial  Data  Schedule for Entergy Arkansas  as  of
               June 30, 1998.

     27(c) -   Financial Data Schedule for Entergy Gulf States as  of
               June 30, 1998.

     27(d) -   Financial  Data Schedule for Entergy Louisiana  as  of
               June 30, 1998.

     27(e) -   Financial Data Schedule for Entergy Mississippi as  of
               June 30, 1998.

     27(f) -   Financial Data Schedule for Entergy New Orleans as  of
               June 30, 1998.

     27(g) -   Financial Data Schedule for System Energy as  of  June
               30, 1998.

     27(h) -   Financial Data Schedule for Entergy London as of  June
               30, 1998.

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

     99(f) - System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

     99(g) - Entergy London's Computation of Ratios of Earnings to Fixed Charges, as defined.

**   99(h) -   Annual  Reports  on Form 10-K of Entergy  Corporation,
               Entergy   Arkansas,  Entergy  Gulf   States,   Entergy
               Louisiana,  Entergy Mississippi, Entergy New  Orleans,
               System Energy, and Entergy London for the fiscal  year
               ended  December  31,  1997,  portions  of  which   are
               incorporated   herein   by  reference   as   described
               elsewhere in this document (filed with the SEC in File
               Nos.  1-11299, 1-10764, 1-2703, 1-8474, 0-320, 0-5807,
               1-9067, and 333-33331, respectively).

**   99(i) -   Quarterly Reports on Form 10-Q of Entergy Corporation,
               Entergy   Arkansas,  Entergy  Gulf   States,   Entergy
               Louisiana,  Entergy Mississippi, Entergy New  Orleans,
               System  Energy,  and Entergy London  for  the  quarter
               ended   March   31,  1998,  portions  of   which   are
               incorporated   herein   by  reference   as   described
               elsewhere in this document (filed with the SEC in File
               Nos.  1-11299, 1-10764, 1-2703, 1-8474, 0-320, 0-5807,
               1-9067, and 333-33331, respectively).
___________________________

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Entergy Corporation agrees to furnish to the Commission upon request any instrument with respect to long-term debt that is not registered or listed herein as an Exhibit because the total amount of securities authorized under such agreement does not exceed ten percent of Entergy Corporation and its subsidiaries on a consolidated basis.

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended June 30, 1998, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended June 30, 1998.

**   Incorporated herein by reference as indicated.


     (b)   Reports on Form 8-K

     Entergy Mississippi

           A Current Report on Form 8-K, dated April 3, 1998, was filed with the SEC on April 3, 1998, reporting information under Item 5. "Other Events" and Item 7. "Financial Statements. Pro Forma Financial Information and Exhibits".

     Entergy Corporation and Entergy New Orleans

           A Current Report on Form 8-K, dated April 15, 1998, was filed with the SEC on April 21, 1998, reporting information under Item 5. "Other Events".

     Entergy New Orleans

           A Current Report on Form 8-K, dated April 28, 1998, was filed with the SEC on April 28, 1998, reporting information under Item 5. "Other Events".

     Entergy New Orleans

           A Current Report on Form 8-K/A, dated April 28, 1998, was filed with the SEC on April 29, 1998, reporting information under Item 5. "Other Events".

     Entergy New Orleans

           A Current Report on Form 8-K/A, dated April 28, 1998, was filed with the SEC on April 29, 1998, reporting information under Item 5. "Other Events".

     Entergy Corporation and Entergy Gulf States

           A Current Report on Form 8-K, dated May 4, 1998, was filed with the SEC on May 12, 1998, reporting information under Item 5. "Other Events".

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



Date:  August 5, 1998