Form 10-Q
period 1998-09-30
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC; ENTERGY POWER UK PLC
filed 1998-11-06
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584, 1042730

_____________________________________________________________________
                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
    X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1998

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

Yes     X      No

Common Stock Outstanding              Outstanding at October 31, 1998
Entergy Corporation      ($0.01 par value)             246,596,137

      This combined Quarterly Report on Form 10-Q is separately filed by Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., System Energy Resources, Inc., and Entergy London Investments plc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 1997, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998, filed by the individual registrants with the SEC, and should be read in conjunction therewith.

                           EXCHANGE RATES

      For the convenience of the reader, this Form 10-Q contains translations of certain British pounds sterling (BPS) amounts into U.S. dollars at specified rates, or, if not so specified, at the noon buying rate in New York City for cable transfers in BPS as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on September 30, 1998 of $1.6989 = BPS1.00. No representation is made that the BPS amounts have been, could have been, or could be converted into U.S. dollars at the rates indicated or at any other rates.

     The following table sets out, for the periods indicated, certain information concerning the exchange rates between BPS and U.S. dollars based on the Noon Buying Rate in New York City for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York.

                Period                Period End   Average (1)     High      Low
                                                       ($ per BPS1.00)
Three months ended September 30, 1997    1.62        1.63          1.69     1.58
Nine months ended September 30, 1997     1.62        1.63          1.71     1.58
Twelve months ended December 31, 1997    1.65        1.64          1.71     1.58
Three months ended September 30, 1998    1.70        1.65          1.71     1.62
Nine months ended September 30, 1998     1.70        1.65          1.71     1.61

(1) The average of the Noon Buying Rates in effect on the last business day of each month during the relevant period.

                     Forward Looking Information

       Investors are cautioned that forward-looking statements contained herein with respect to the revenues, earnings, competitive performance, or other prospects for the business of Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., System Energy Resources, Inc., Entergy London Investments plc or their affiliated companies may be influenced by factors that could cause actual outcomes to be materially different than anticipated. Such factors include, but are not limited to, the effects of weather, the performance of generating units, fuel prices and availability, regulatory decisions and the effects of changes in law, capital spending requirements, the evolution of competition, changes in accounting standards, interest rate changes and changes in financial markets generally, changes in foreign currency exchange rates, the availability and cost of personnel trained in the year 2000 compliance area, the ability to locate and correct computer codes relevant to year 2000 issues, and other factors.

                ENTERGY CORPORATION AND SUBSIDIARIES
               INDEX TO QUARTERLY REPORT ON FORM 10-Q
                         September 30, 1998

                                                        Page Number

Definitions                                                 1
Management's Financial Discussion and Analysis -
   Liquidity and Capital Resources                          3
Management's Financial Discussion and Analysis -
   Significant Factors and Known Trends                     6
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations                                 13
     Consolidated Statements of Income and
        Comprehensive Income                               17
     Consolidated Statements of Cash Flows                 18
     Consolidated Balance Sheets                           20
     Selected Operating Results                            22
  Entergy Arkansas, Inc.:
     Results of Operations                                 23
     Statements of Income                                  25
     Statements of Cash Flows                              27
     Balance Sheets                                        28
     Selected Operating Results                            30
  Entergy Gulf States, Inc.:
     Results of Operations                                 31
     Statements of Income                                  33
     Statements of Cash Flows                              35
     Balance Sheets                                        36
     Selected Operating Results                            38
  Entergy Louisiana, Inc.:
     Results of Operations                                 39
     Statements of Income                                  41
     Statements of Cash Flows                              43
     Balance Sheets                                        44
     Selected Operating Results                            46
  Entergy Mississippi, Inc.:
     Results of Operations                                 47
     Statements of Income                                  49
     Statements of Cash Flows                              51
     Balance Sheets                                        52
     Selected Operating Results                            54
  Entergy New Orleans, Inc.:
     Results of Operations                                 55
     Statements of Income                                  57
     Statements of Cash Flows                              59
     Balance Sheets                                        60
     Selected Operating Results                            62
  System Energy Resources, Inc.:
     Results of Operations                                 63
     Statements of Income                                  64
     Statements of Cash Flows                              65
     Balance Sheets                                        66
  Entergy London Investments plc and Subsidiary:
     Results of Operations                                 68
     Consolidated Statements of Income (Loss) and
        Comprehensive Income                               70
     Consolidated Statements of Cash Flows                 71
     Consolidated Balance Sheets                           72
Notes to Financial Statements for Entergy Corporation and
   Subsidiaries                                            74
Part II:
  Item 1.  Legal Proceedings                               83
  Item 4.  Submission of Matters to a Vote of
              Security Holders                             84
  Item 5.  Other Information                               85
  Item 6.  Exhibits and Reports on Form 8-K                86
Signature                                                  88

                               DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

ALJ                      Administrative Law Judge
ANO                      Arkansas Nuclear One Plant
ANO 1                    Unit No. 1 of ANO
ANO 2                    Unit No. 2 of ANO
APSC                     Arkansas Public Service Commission
BPS                      British pounds sterling
Cajun                    Cajun Electric Power Cooperative, Inc.
Capital Funds Agreement  Agreement,  dated  as  of  June  21,  1974,   as
                         amended,  between  System  Energy  and   Entergy
                         Corporation, and the assignments thereof
Council                  Council of the City of New Orleans, Louisiana
domestic utility
 companies               Entergy  Arkansas, Entergy Gulf States,  Entergy
                         Louisiana, Entergy Mississippi, and Entergy  New
                         Orleans, collectively
EPA                      U.S. Environmental Protection Agency
EPDC                     Energy Power Development Corporation
EPI                      Entergy Power, Inc.
EPMC                     Entergy Power Marketing Corp.
ETHC                     Entergy Technology Holding Company
Entergy                  Entergy  Corporation and its various direct  and
                         indirect subsidiaries
Entergy Arkansas         Entergy Arkansas, Inc.
Entergy Corporation      Entergy  Corporation,  a  Delaware  corporation,
                         successor  to  Entergy  Corporation,  a  Florida
                         corporation
Entergy Gulf States      Entergy  Gulf  States,  Inc.  (including  wholly
                         owned subsidiaries - Varibus Corporation, GSG&T,
                         Inc.,  Prudential Oil & Gas, Inc., and  Southern
                         Gulf Railway Company)
Entergy London           Entergy London Investments plc, formerly Entergy
                         Power   UK  plc  (including  its  wholly   owned
                         subsidiary, London Electricity)
Entergy Louisiana        Entergy Louisiana, Inc.
Entergy Mississippi      Entergy Mississippi, Inc.
Entergy New Orleans      Entergy New Orleans, Inc.
Entergy Operations       Entergy   Operations,  Inc.,  a  subsidiary   of
                         Entergy    Corporation   that   has    operating
                         responsibility  for  ANO, Grand  Gulf  1,  River
                         Bend, and Waterford 3
Entergy Services         Entergy Services, Inc.
FASB                     Financial Accounting Standards Board
FERC                     Federal Energy Regulatory Commission
Form 10-K                The  combined Annual Report on Form 10-K for the
                         year   ended  December  31,  1997,  of  Entergy,
                         Entergy  Arkansas, Entergy Gulf States,  Entergy
                         Louisiana,  Entergy  Mississippi,  Entergy   New
                         Orleans, System Energy, and Entergy London
Grand Gulf 1             Unit No. 1 (nuclear) of the Grand Gulf Plant
GWH                      one million kilowatt-hours
Independence             Independence  Steam  Electric  Station   (coal),
                         owned  16%  by Entergy Arkansas, 25% by  Entergy
                         Mississippi, and 11% by EPI
LPSC                     Louisiana Public Service Commission
London Electricity       London  Electricity  plc - a  regional  electric
                         company  serving  London,  England,  which   was
                         acquired by Entergy effective February 1, 1997
Merger                   The  combination  transaction,  consummated   on
                         December 31, 1993, by which Entergy Gulf  States
                         became  a subsidiary of Entergy Corporation  and
                         Entergy    Corporation   became    a    Delaware
                         corporation
MPSC                     Mississippi Public Service Commission

Abbreviation or Acronym           Term

NRC                      Nuclear Regulatory Commission
Owner Participant        A  corporation  that,  in  connection  with  the
                         Waterford 3 sale and leaseback transactions, has
                         acquired  a beneficial interest in a trust,  the
                         Owner  Trustee of which is the owner and  lessor
                         of undivided interests in Waterford 3
Owner Trustee            Each  institution  and/or individual  acting  as
                         Owner  Trustee under a trust agreement  with  an
                         Owner   Participant  in  connection   with   the
                         Waterford 3 sale and leaseback transactions
PUCT                     Public Utility Commission of Texas
PUHCA                    Public  Utility Holding Company Act of 1935,  as
                         amended
River Bend               River Bend Nuclear Plant, owned by Entergy  Gulf
                         States
SEC                      Securities and Exchange Commission
SFAS                     Statement  of Financial Accounting Standards  as
                         promulgated   by   the   Financial    Accounting
                         Standards Board
System Agreement         Agreement,   effective  January  1,   1983,   as
                         modified,  among the domestic utility  companies
                         relating  to the sharing of generating  capacity
                         and other power resources
System Energy            System Energy Resources, Inc.
UK                       The United Kingdom of Great Britain and Northern
                         Ireland
Waterford 3              Unit No. 3 (nuclear) of the Waterford Plant
White Bluff              White  Bluff Steam Electric Generating  Station,
                         57% owned by Entergy Arkansas

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

      Net cash flow from operations for Entergy Corporation, the domestic utility companies, System Energy, and Entergy London for the nine months ended September 30, 1998 and 1997 was as follows:

                                        Nine Months        Nine Months
          Company                      Ended 9/30/98      Ended 9/30/97
                                                 (In Millions)

          Entergy Corporation           $ 1,272.6            $1,574.7
          Entergy Arkansas              $   272.4            $  400.5
          Entergy Gulf States           $   322.2            $  382.6
          Entergy Louisiana             $   261.2            $  271.6
          Entergy Mississippi           $   151.5            $  141.0
          Entergy New Orleans           $    34.9            $   36.8
          System Energy                 $   184.9            $  201.0
          Entergy London                $   326.5            $  200.4

      For the first nine months of 1998, cash flow from operations declined compared to 1997 principally due to rate reductions at Entergy Arkansas, Entergy Gulf States, and Entergy New Orleans, as discussed in "Entergy Corporation and Subsidiaries, Management's Financial Discussion and Analysis, Results of Operations." Revenue collections under rate phase-in plans that exceed current cash requirements for the related costs continue to contribute to cash flow from operations. In the income statement, revenue collections from phase-in plans are offset by the amortization of the previously deferred costs so that there is no effect on net income. These phase-in plans, which currently contribute to Entergy Corporation's cash position, will expire in November 1998 for Entergy Arkansas, and in 2001 for Entergy New Orleans. Entergy Gulf States' Louisiana retail phase-in plan for River Bend expired in February 1998, and Entergy Mississippi's phase-in plan for Grand Gulf 1 expired in September 1998. Competitive businesses contributed $202.8 million to Entergy Corporation's cash flow from operations for the first nine months of 1998. Substantially all of such contributions came from London Electricity and CitiPower Pty, both of which are expected to be sold by Entergy during the next year. In accordance with the purchase method of accounting, London Electricity's results of operations are not included in the Entergy Corporation and Subsidiaries and the Entergy London Consolidated Statements of Cash Flows prior to February 1, 1997, the effective date of the acquisition of London Electricity.

Financing Sources

      Cash from operations, supplemented by cash on hand, was sufficient to meet substantially all investing and financing requirements of the domestic utility companies and System Energy, including capital expenditures, dividends, and debt and preferred stock maturities, for the nine months ended September 30, 1998. Should additional cash be needed to fund investments or to retire debt, the domestic utility companies and System Energy each have the ability, subject to regulatory approval and compliance with issuance tests, to issue debt or preferred securities to meet such requirements. Although the rate proceedings in Texas discussed in Note 2 could have a material adverse impact on Entergy Gulf States' cash flows from operations, management believes that Entergy Gulf States' cash flow from operations will be sufficient to fund its capital requirements for the foreseeable future. In addition, to the extent market conditions and interest and dividend rates allow, the domestic utility companies, System Energy, and Entergy London will continue to refinance and/or redeem higher cost debt and preferred stock prior to maturity. See Note 4 for a discussion of Entergy's recent redemptions. Entergy's domestic utility companies may continue to establish special purpose trusts or limited partnerships as financing subsidiaries for the purpose of issuing quarterly income preferred securities, such as those

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES


issued in 1996 by Entergy Louisiana Capital I and Entergy Arkansas Capital I, and those issued in 1997 by Entergy Gulf States Capital I. Entergy Corporation, the domestic utility companies, System Energy, and Entergy London also have the ability to effect short-term borrowings. See Notes 4, 5, 6, 7, 9 and 10 in the Form 10-K for additional information on Entergy's and its subsidiaries' capital and refinancing requirements in 1998-2002.

      As of September 30, 1998, Entergy Corporation had no loans outstanding under a $250 million bank credit facility that expires in September 1999. In addition, Entergy Corporation had $165.5 million outstanding and ETHC had $82.8 million outstanding under a joint $300 million bank line of credit that also expires in September 1999. See
Note 4 to the Form 10-K for information on the short-term borrowing authorizations and bank lines of credit of the domestic utility companies, System Energy, and Entergy London.

      London Electricity is Entergy London's only asset. Dividends paid by London Electricity provide Entergy London with its sole source of cash flow to pay its debt service. In addition to London Electricity's cash flow from operations, Entergy London has other primary sources of liquidity, including a commercial paper program and several committed and uncommitted credit lines provided to London Electricity by banking institutions. London Electricity intends to use credit available under existing facilities to finance its remaining payment of windfall profits taxes in December 1998, which will total approximately $119 million (BPS70 million).

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

Financing Uses

     During the last several years, Entergy has made a number of utility-related investments overseas. These include investments in electricity-related businesses in the UK, Australia, Argentina, Chile, Peru, Pakistan, and China. The ability of Entergy Corporation to provide additional capital to exempt wholesale generators or foreign utility companies currently is subject to the SEC's regulations under PUHCA. Absent SEC approval, these regulations limit the aggregate amount that Entergy may invest in foreign utility companies and exempt wholesale generators to 50% of consolidated retained earnings at the time an investment is made. Since November 1997, Entergy Corporation has not had the capacity to make additional investments under these regulations without SEC approval. Entergy has applied to the SEC to obtain additional authority to make such investments, and is also exploring means of raising capital for foreign electricity-related investments in a manner consistent with these regulations. As of September 30, 1998, Entergy Corporation had a net investment of $1.3 billion in equity capital in businesses other than the domestic utility businesses. However, if London Electricity and CitiPower are sold during the next twelve months, as expected, it is anticipated that Entergy may regain substantial ability to make investments under the SEC's PUHCA regulations, regardless of whether the SEC has acted on the pending application. See Note 7.

      In addition to its electricity-related foreign investments, Entergy has made investments in security monitoring and other telecommunications related businesses in the United States. Entergy's security monitoring businesses are currently being offered for sale. No specific SEC approvals are required for such investments, and there is no maximum regulatory limit on such investments. Entergy has also made investments in energy-related businesses, including power marketing. Under PUHCA, the SEC imposes a limit equal to 15% of consolidated capitalization on the amount that may be invested in such businesses without specific SEC

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES


approval. Entergy currently has considerable capacity to make additional investments of this type before such limits would be exceeded.

      To make capital investments, fund its subsidiaries, and pay dividends, Entergy Corporation utilizes internally generated funds, cash on hand, funds available under its bank credit facilities, and bank financing as required. See Note 9 in the Form 10-K for a discussion of capital requirements. Entergy Corporation receives funds through dividend payments from its subsidiaries. During the nine months ended September 30, 1998 such dividend payments from the domestic utility companies and System Energy totaled $488.5 million. During the nine months ended September 30, 1998, Entergy Corporation paid $296 million of cash dividends on its common stock. Declarations of dividends on Entergy's common stock are made at the discretion of Entergy Corporation's Board of Directors (the Board). On August 2, 1998 and October 30, 1998 the Board declared quarterly dividends of $.30 per share on Entergy's common stock. These dividends represent a $.15 per share reduction from the prior level of Entergy's quarterly common stock dividends. The reduction was made in order to strengthen Entergy's financial position and fund investments. The Board will continue to evaluate the level of the dividend on Entergy's common stock, based upon Entergy's earnings and the Board's assessment of the financial strength of Entergy. See Note 8 in the Form 10-K for information on dividend restrictions.

     On October 30, 1998, Entergy Corporation's Board approved a plan for the repurchase in the open market of up to 5 million shares of common stock for an aggregate consideration of up to $250 million through December 31, 2001. Substantially all of the repurchased shares are expected to be used to fulfill the requirements of various compensation and benefit plans.

Entergy Corporation and Entergy Gulf States

      During the fourth quarter of 1997, Entergy Gulf States established reserves of $381 million ($227 million net of tax) for the probable outcome of the pending rate case and abeyed plant cost proceedings in Texas based on management's estimates of the effects thereof. Entergy Gulf States recorded additional reserves of $123.5 million ($73.6 million net of tax) in 1998 which include $101.3 million ($60.3 million net of tax) for the retroactive rate reductions for the nine months ended September 30, 1998, and $22.2 million ($13.3 million net of tax) for the prospective portion of the rate reduction for the three months ended September 30, 1998 based on management's estimates. Refunds to customers began in August 1998, pursuant to the PUCT's order. Final resolution of these matters could have a material adverse effect on Entergy Gulf States' cash flow, return on investment, and ability to obtain financing, which in turn could affect Entergy Gulf States' liquidity and ability to pay common stock dividends to Entergy Corporation. See "Entergy Corporation and Subsidiaries, Management's Financial Discussion and Analysis, Significant Factors and Known Trends, Retail and Wholesale Rate Issues" and Note 2 for additional information.

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

     Subsequent to the APSC's approval of Entergy Arkansas' transition to competition filing on December 12, 1997, the APSC opened four new generic restructuring dockets and scheduled a series of hearings throughout 1998. The APSC conducted hearings in three of these dockets in May 1998, in which the majority of the participating parties indicated that competition in the electric industry in Arkansas should begin by January 1, 2002. On October 1, 1998, the APSC submitted to the Arkansas Legislature its "Report on Restructuring the Arkansas Electric Utility Industry". This report recommended that electric generation supply competition in the electric industry in Arkansas start no later than the beginning of 2002. The report also recommends that the APSC be given the authority to address the following: market power, including affiliate codes of conduct; potential divestiture of utility assets; the determination, recovery, and securitization of stranded costs; and reliability of electric service. Arkansas law requires that legislation be enacted before competition is allowed in the state's retail electric utility industry. The Arkansas Legislature is expected to address the deregulation of the electric industry during its 1999 legislative session.

      The MPSC issued a Revised Proposed Transition Plan (the Plan) in June 1998 that included deletion of the previous prohibition on securitization of stranded costs and provided for enabling legislation necessary to implement the Plan in 2000. The Plan also provides for retail competition in Mississippi to begin January 1, 2001 and for recovery of allowable stranded costs through a non-bypassable charge during a transition period between January 2001 and the end of 2004. The MPSC conducted hearings in September 1998 on the market power and reliability studies previously filed (as requested by the MPSC) by the investor-owned utilities in Mississippi and has scheduled a hearing for November 1998 to address certification requirements and load dispatch and control rules. The LPSC and the Council have also established generic proceedings similar to those in Arkansas and Mississippi.

      During two recent technical conferences, Entergy has urged the FERC to consider the formation of a regional transmission company (Transco) as an acceptable alternative to an Independent System Operator (ISO) for the transmission of electricity. As currently contemplated by Entergy, Transco would be a FERC-regulated regional transmission company that would operate independently of Entergy's utility subsidiaries. Under the proposal, the transmission system and the employees who operate and maintain it would be transferred from Entergy's utility subsidiaries to a separate legal entity owned by Entergy, which would then be responsible for the operation and maintenance of the transmission system. The domestic utility companies would retain a passive ownership interest in the Transco, but would not control or otherwise direct the operation and management of Transco. Entergy anticipates filing with the FERC in late 1998 or early 1999, seeking a declaration as to whether a Transco would

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


be consistent with applicable FERC precedent on the formation of independent regional entities. Subsequent filings will be made with the FERC and the applicable state regulatory authorities seeking necessary approvals for the formation of the Transco.

Retail and Wholesale Rate Issues

     See Note 2 to the Form 10-K for information regarding the settlement agreement filed with the APSC and the establishment of a transition cost account. The estimated reserve recorded in December 1997 was adjusted in September 1998 as a result of a mid-year streamlined earnings review procedure for a negative net income impact of $3.7 million. Entergy
Arkansas also recorded an additional reserve of $27.9 million in September 1998 in the transition cost account to reflect the estimated 1998 accrual of excess earnings. Additional reserves may also be required in 1999 based on earnings reviews.

      On June 30, 1998, the PUCT began its deliberations on the Entergy Gulf States rate case filed in November 1996. The PUCT did not accept settlements filed in March and June by Entergy Gulf States and various intervenor groups. On July 22, 1998, the PUCT issued an order and after making modifications on rehearing, issued a second order on rehearing on October 14, 1998. The second order on rehearing reduces Entergy Gulf States' Texas rates by $111 million annually effective December 1, 1998, offset through May 1999 by the accelerated recovery of accounting order deferrals, resulting in a net reduction of $69 million on an annual basis through that date. This order also required a refund of $76 million. This refund is calculated as a rate reduction and service quality refund retroactive to June 1, 1996, offset by the accelerated recovery of the accounting order deferrals, actual taxes paid, and a fuel surcharge. This refund amount was reduced by $32 million from the original refund ordered in the July 22, 1998 order, but was offset by the passage of time from the original rate reduction's assumed effective date of August 1998 to the new assumed effective date of December 1, 1998. Entergy Gulf States established reserves of $381 million ($227 million net of tax) in the fourth quarter of 1997 for the probable outcome of the pending rate case and abeyed plant cost proceedings in Texas based on management's estimates of the effects thereof. Entergy Gulf States recorded additional reserves of $123.5 million ($73.6 million net of tax) in 1998 based on management's estimates which include $101.3 million ($60.3 million net of tax) for the retroactive rate reductions for the nine months ended September 30, 1998 and $22.2 million ($13.3 million net of tax) for the prospective portion of the rate reduction for the three months ended September 30, 1998. The results of operations of Entergy Gulf States for the three and nine months ended September 30, 1998 reflect these corresponding charges in operating revenues. See Note 2 for further discussion of accounting order deferrals and actual taxes paid.

      The PUCT's October 14, 1998 order on rehearing, if sustained, is expected to have a material adverse effect on Entergy Gulf States' revenues, cash flows, and net income. Entergy Gulf States will file a motion for reconsideration with the PUCT. The PUCT has until November 28, 1998 to act on the motion, or the motion is overruled by operation of law. Entergy Gulf States plans to seek such further remedies as may be available to it, including appealing the order if the motion for reconsideration fails to alter what Entergy Gulf States believes is an incorrect result based on the evidence before the PUCT. On July 29, 1998, a Texas state district court granted Entergy Gulf States' request for a temporary restraining order until August 12, 1998 to prevent enforcement of the PUCT's July 22, 1998 order. Subsequent to this, Entergy Gulf States entered an agreement with the PUCT that allowed for refunds pursuant to the PUCT's order to begin in August 1998 and delayed the implementation of the ordered rate decrease until 18 days following the issuance by the PUCT of a final and appealable order.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


     A component of the rulings discussed above was a disallowance by the PUCT of recovery of approximately $49 million of Entergy's affiliate costs allocated to Entergy Gulf States in Texas. Entergy's affiliate costs result from managing Entergy Gulf States' fossil and nuclear generating plants and transmission and distribution systems, as well as providing human resources, accounting, legal, and other necessary services to Entergy Gulf States and Entergy Corporation's other electric utility subsidiaries. The PUCT had previously issued proposed rules governing affiliate transactions of Texas utility companies, including Entergy Gulf States. Hearings concerning the proposed rules were conducted by the PUCT in July 1998. However, the PUCT has withdrawn these proposed rules pending the outcome of the 1999 legislative session. The rules, if adopted in their proposed form, could severely restrict the types and extent of services provided to Entergy Gulf States by Entergy Services and Entergy Operations and will result in higher costs to Entergy Gulf States for equivalent services. It is not certain when or in what form the rules may be adopted.

      On March 13, 1998, on remand from the Supreme Court of Texas, the PUCT ruled by a vote of two to one that Entergy Gulf States should not be allowed to recover in rates any of the $1.4 billion of abeyed costs associated with its Texas jurisdictional investment in River Bend. These costs have been held in abeyance since 1988, during which time they have been the subject of appeals by Entergy Gulf States. Entergy Gulf States filed a motion for rehearing on this issue with the PUCT on April 2, 1998. This motion was denied by the PUCT by order dated July 8, 1998. Entergy Gulf States has again appealed the PUCT's decision on this matter to the Travis County District Court in Texas and it is currently in the scheduling process. Based on advice of counsel, management believes that it is probable that the matter will be remanded again to the PUCT for a further ruling on the prudence of the abeyed plant costs and it is reasonably possible that some portion of these costs will be included in rate base.

      On September 8, 1998, Entergy Gulf States filed an application with the PUCT for an increase in its fixed fuel factor and a surcharge to Texas retail customers for the cumulative under-recovery of fuel and purchased power costs. The proposed increase in the fixed fuel factor would result in increased revenues of $55.6 million annually compared to the current fixed fuel factor. The proposed surcharge is designed to recover $128.1 million, including interest, for fuel under-recoveries incurred during the period July 1, 1996 through June 30, 1998. Hearings on the merits were held in October 1998, and the PUCT is required to rule on the application by December 7, 1998. All amounts at issue in this proceeding will be subject to review in a future fuel reconciliation proceeding before the PUCT, at which time the PUCT will consider the reasonableness of Entergy Gulf States' fuel and purchased power expenses extending back to July 1, 1996. Entergy Gulf States cannot predict the outcome of this proceeding.

     In July 1998, Entergy Gulf States agreed to implement an $18 million rate reduction for Louisiana retail electric customers effective July 29, 1998 to reflect reductions that are expected to occur as a result of Entergy Gulf States' annual LPSC earnings reviews. Proceedings on issues in the second, third, and fourth post-Merger earnings analyses will continue.

      On  September  10,  1998, the LPSC issued an  order  in  the  third required post-Merger earnings analysis that required a refund of $44.8 million for the period June 1, 1996 through May 31, 1997, and a prospective rate reduction of $54.6 million effective September 20, 1998. Due to the $18 million reduction that was implemented on July 29, 1998, an additional prospective reduction of $36.6 million would be required as a result of the third earnings analysis. Entergy Gulf States has not reserved for this reduction. Entergy Gulf States has appealed this order and has been granted injunctive relief pending a final decision on appeal.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


      In July 1998, the LPSC also issued an order extending the Formula Rate Plan (FRP) for Entergy Louisiana through three additional annual filings. On September 10, 1998, Entergy Louisiana filed its FRP Evaluation Report, based on a 1997 test year. The filing indicated that earnings were such that no change in rates would be warranted with the exception of the elimination of a $3.7 million one-time credit that will result in a rate increase of this amount. Hearings will be conducted on this filing.

      On September 18, 1998, the MPSC announced a net rate reduction of $127.1 million, effective October 1, 1998 for all Entergy Mississippi customers. The reduction was scheduled to coincide with the expiration of the phase-in plan, which was implemented in the late 1980's in regard to Entergy Mississippi's portion of costs of System Energy's Grand Gulf 1 unit. The reduction was partially offset by the accelerated recovery of Entergy Mississippi's Grand Gulf purchased power obligation and the recovery of a portion of Entergy Mississippi's allocation of the proposed System Energy wholesale rate increase. See Note 2 for further discussion of these offsets. The rate reduction will not result in a decrease in Entergy Mississippi's income, as the phase-in plan deferrals have now been fully amortized and there is no further expense associated with the phase-in plan to be recognized.

      See Note 2 to the Form 10-K and Note 2 herein for additional information regarding the above rate actions as well as a discussion of the ongoing trend of regulatory mandated rate reductions, incentive and performance-based regulation, and filings made with state and local regulators regarding an orderly transition to a more competitive market for electricity.

Domestic and Foreign Competitive Businesses

      Following the conclusion of Entergy's Board of Directors meeting on August 2, 1998, management announced its intention to focus Entergy's resources on its domestic utilities, international power generation, nuclear operations, and power trading and marketing. Consistent with this intention, management expects to sell several businesses before the end of 1999. These businesses include the international distribution businesses of London Electricity and CitiPower Pty., Entergy's security monitoring business, and portions of Entergy's telecommunications interests. See Note 7 for further information. Proceeds from the sales will be used, in part, to pay off debt associated with the acquisition of these businesses. Also refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K for a discussion of Entergy Corporation's current investments in nonregulated and foreign energy-related businesses. These investments may involve a greater risk than domestic regulated utility enterprises.

      For the nine months ended September 30, 1998, these investments contributed approximately $79 million to Entergy Corporation's consolidated net income. Entergy's investment in Entergy London contributed $161 million to net income for the nine months ended September 30, 1998, including $97 million due to recognition of foreign tax credits and other tax benefits and $39 million net of tax due to capitalization of information technology systems development costs, an adjustment to pension surplus based on actuarial studies, and a decrease in a provision for restructuring. Domestic power marketing operations and foreign power development and generation operations incurred net losses of $21 million and $6 million, respectively, for the nine months ended September 30, 1998, as a result of power trading losses and a counterparty default. CitiPower Pty., an Australian distribution business, contributed $21 million; and Edesur, S. A., an Argentine distribution business, contributed $5.2 million to net income. Entergy's domestic unregulated energy-related retail businesses had a net loss of $81 million for the nine months ended September 30, 1998, partially as a result of the net of tax loss of $36 million on the September 30, 1998 sale of Efficient Solutions, Inc., formerly Entergy Integrated Solutions, Inc.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


      London Electricity has an exclusive right to supply electricity to residential and small industrial and commercial customers in its franchise area with demand of less than 100 KW. In late 1998, however, this segment of the supply business will be opened to competition, subject to a six-month transition period. This means the retail market will be fully opened and all customers will have access to competition by June 1999. See Note 2 in the Form 10-K for a discussion of Entergy London regulatory matters.

      In September 1998, Damhead Creek, a 775 MW combined cycle gas turbine merchant power plant located in Southeast England, entered the construction phase. Agreements have been finalized regarding interim financing and construction and gas supply contracts. Damhead Creek's power will be sold through the England and Wales Electricity Pool. The target date for commercial operation is the fourth quarter of 2000. See
Note 4 for information regarding the financing.

     In September 1998, EPMC entered into a six-year energy management agreement (beginning January 1, 2000) with Ormet Primary Aluminum Corporation, which produces high-quality aluminum products for the fabrication, extrusion, and conversion markets. Under the terms of the contract, EPMC will acquire and optimize supply of up to 535 megawatts of electricity for Ormet's aluminum reduction plant and rolling mill in Hannibal, Ohio.

     In October 1998, Entergy Nuclear, Inc. (Entergy Nuclear) and the Maine Yankee Atomic Power Company, which owns the Maine Yankee nuclear plant, signed a long-term contract that calls for Entergy Nuclear to provide management oversight of decommissioning activities at Maine
Yankee  through  the  projected completion of such  activities  in  2004.
Management believes this arrangement is the first of its kind for decommissioning and reflects a growing trend among utilities to utilize outside management for nuclear activities.

     Refer   to   "MANAGEMENT'S  FINANCIAL  DISCUSSION  AND  ANALYSIS   -
SIGNIFICANT FACTORS AND KNOWN TRENDS", Note 7, and Note 13 in the Form 10-K for a discussion of Entergy's major nonregulated business opportunities and foreign energy-related investments.

Domestic Deregulated Operations

     Entergy Gulf States discontinued regulatory accounting principles in 1989 for its wholesale jurisdiction and steam department, and in 1991 for the Louisiana deregulated portion of River Bend. In late 1997, Cajun's
30% interest in River Bend was transferred by the Cajun bankruptcy trustee to Entergy Gulf States and such interest is being treated as a deregulated operation. The domestic deregulated operations of Entergy Gulf States showed operating income of $2.3 million and an operating loss of $3.3 million during the three and nine months ended September 30, 1998, respectively, compared to operating income of $6.6 million and $15.8 million during the comparable periods in 1997.

     The decrease in operating income from these deregulated operations for the three and nine months ended September 30, 1998 was principally due to (1) lower revenues from the wholesale jurisdiction resulting from reduced rates charged to both a large wholesale customer and to Cajun for transmission service, and (2) revenues from off-system sales of the transferred 30% portion of River Bend not fully recovering the costs associated with those sales. For the nine months ended September 30, 1998, the decrease in operating income was also due to decreased steam products revenues as a result of the revised contractual arrangement with the steam customer. These decreases were partially offset by higher revenues from the Louisiana deregulated portion of River Bend. The future impact of these deregulated operations on Entergy's and Entergy Gulf States' results of operations and financial position will depend on operating costs, efficiency and availability of generating units, and market prices for energy over the remaining life of the assets.

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

     Continued Application of SFAS 71 - The electric utility industry is moving toward a combination of competition and a modified regulatory environment. The domestic utility companies' and System Energy's financial statements currently reflect, for the most part, assets and costs based on existing cost-based ratemaking regulation in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS 71). Continued applicability of SFAS 71 to the domestic utility companies' and System Energy's financial statements requires that rates set by an independent regulator on a cost-of-service basis be charged to and collected from customers for the foreseeable future. The domestic utility companies' and System Energy's financial statements continue to apply SFAS 71 for their regulated operations, except for those portions of Entergy Gulf States' business described in "Domestic Deregulated
Operations" above. Although discussions with regulatory authorities regarding retail competition have occurred and are expected to continue, definitive outcomes have not yet been determined. Therefore, the regulated operations continue to apply SFAS 71. See Note 1 to the Form 10-K for additional discussion of Entergy's application of SFAS 71.

Year 2000 Issues

      Entergy has been evaluating its computer software and hardware, databases, embedded microprocessors (collectively referred to as "IT and non-IT assets"), suppliers, and other relationships to determine which actions are required to prevent problems related to the year 2000, and the resources required to take such actions. These problems may result in malfunctions in certain software applications, databases, and computer equipment with respect to dates on or after January 1, 2000, unless corrected. These malfunctions could disrupt operations of nuclear or fossil generating plants, operation of transmission and distribution systems, access to interconnections with neighboring utilities, and cause other operational problems.

     Entergy has adopted a four-step approach to address Year 2000 issues including: 1) an inventory of all IT and non-IT assets; 2) an assessment to determine if the assets are critical to the business and, if so, whether Year 2000 has an impact; 3) remediation to fix or replace systems determined to be Year 2000 deficient; and 4) certification of such critical systems to confirm Year 2000 compliance.

      Entergy has substantially completed its inventory of IT and non-IT assets, has identified systems and equipment that could be affected by the millennium change, and has assessed the risk of potential failure for most of its assets. Management defines year 2000 compliant services or products as those that perform the business, office automation, or process control requirements as designed into the twenty-first century. Management defines an asset as "certified" as year 2000 compliant after it has been modified or upgraded if necessary, tested, and deployed in the operating environment. Certification of Entergy's assets that significantly affect operations is scheduled to be substantially complete by the end of the first quarter of 1999, and is on schedule and approximately 40% complete at this time. Certification will continue for assets that do not significantly affect operations, but do impact efficiency and profitability, throughout 1999.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


      Entergy is currently performing an assessment of its vendors that affect Entergy's operations. Entergy's goal is to receive written confirmation of the year 2000 compliance of its critical vendors. Alternative suppliers or contingency plans will be considered for those suppliers who do not demonstrate a sufficient effort towards year 2000 readiness. Entergy intends to implement year 2000 contingency plans for suppliers throughout 1998 and 1999.

      Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. Management's current estimate of maintenance and modification costs related to year 2000 issues to be incurred in 1998 through mid-2000 is approximately $81 million, of which approximately $15 million has been incurred through September 1998. These expenses are being funded through operating cash flows. Capitalized costs related to year 2000 issues are not considered material.

      An independent consultant has been engaged to assist management in its assessment of the risks of year 2000 malfunctions. This assessment is currently in progress. Based on the risk determinations of this assessment, and the results of certification activities, management will create and implement contingency plans to address year 2000 issues, as needed, throughout 1999.

     Please see "Forward Looking Information" herein.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


      Effective February 1, 1997, Entergy Corporation acquired London Electricity. Accordingly, consolidated net income for the nine months ended September 30, 1997 reflects London Electricity's results subsequent to February 1, 1997.

Net Income

      Consolidated net income increased for the three and nine months ended September 30, 1998, primarily due to higher competitive business revenues and lower income taxes, partially offset by an increase in operating expenses. The increase in competitive business revenues was partially offset by losses at EPMC due to increased power trading and a counterparty default. Additional reserves were recorded for rate reductions ordered by the PUCT with respect to Texas retail customers which totaled $13.3 million and $73.6 million net of tax for the three and nine months ended September 30, 1998, respectively. Income taxes were lower for the three and nine months ended September 30, 1998 due to an additional reduction in the UK corporation tax rate from 31% to 30% in the third quarter of 1998 and the recording of a one-time windfall profits tax at London Electricity in July 1997. This decrease was partially offset by a one-time reduction in income tax expense for London Electricity due to a reduction in the UK corporation tax rate from 33% to 31% in July 1997. Excluding the effects of the additional reserves in 1998 and the net tax adjustments in 1998 and 1997, net income would have decreased approximately $17.8 million, net of tax, for the three months ended September 30, 1998, and increased approximately $39.1 million, net of tax, for the nine months ended September 30, 1998 compared to the respective periods ended September 30, 1997.

      Significant factors affecting the results of operations and causing variances between the three and nine months ended September 30, 1998 and 1997 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

     The changes in electric operating revenues associated with Entergy's domestic regulated operations for the three and nine months ended September 30, 1998 are as follows:

                                   Three Months Ended   Nine Months Ended
Description                        Increase/(Decrease)  Increase/(Decrease)
                                                 (In Millions)
Change in base revenues                  ($66.5)              ($238.5)
Rate riders                               (17.5)                (54.0)
Fuel cost recovery                         17.0                 (39.1)
Sales volume/weather                       86.8                 158.0
Other revenue (including unbilled)        (20.2)                  8.4
Sales for resale                           34.8                  67.4
                                          -----                ------
   Total                                  $34.4                ($97.8)
                                          =====                ======


      Electric operating revenues for the domestic utility companies increased for the three months ended September 30, 1998, primarily due to increased sales volume at all domestic utility companies, increased sales for resale at Entergy Gulf States, and increased fuel cost recovery revenues at Entergy Gulf States, Entergy

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS

Mississippi, and Entergy New Orleans. Sales volume increased as a result of significantly warmer weather in the third quarter of 1998. Sales for resale at Entergy Gulf States increased due to an increase in sales to non-associated utilities and additional revenues related to the sale of energy from the 30% interest in River Bend transferred by the Cajun bankruptcy trustee to Entergy Gulf States in December 1997. Fuel cost recovery revenues, which do not impact net income, increased at Entergy Gulf States, Entergy Mississippi, and Entergy New Orleans primarily due to increased fuel prices and increased generation. Partially offsetting these increases were decreases in base revenue, rate rider revenue, and other revenue (primarily unbilled). Base revenues decreased at Entergy Gulf States primarily due to reserves recorded for rate reductions ordered by the PUCT with respect to Texas retail customers, aggressive pricing strategies for targeted customer segments, and base rate reductions in Louisiana that became effective in March and July 1998. Rate rider revenue, which does not affect net income, decreased at Entergy Arkansas due to the decline in Grand Gulf 1 cost recovery rate rider revenues reflecting scheduled reductions in the phase-in plan and the Stipulation and Settlement Agreement with the APSC. Unbilled revenue decreased at Entergy Louisiana primarily as a result of decreased sales to three large industrial customers and a decrease in sales volume due to distribution outages caused by major storms at the end of September 1998.

      Electric operating revenues for the domestic utility companies decreased for the nine months ended September 30, 1998. The decrease was primarily due to a decrease in base revenues at Entergy Gulf States, decreased rate rider revenue at Entergy Arkansas, and decreased fuel cost recovery revenues at Entergy Louisiana. Base revenues at Entergy Gulf States decreased primarily due to reserves recorded during the nine months ended September 30, 1998 for rate reductions ordered by the PUCT with respect to Texas retail customers, aggressive pricing strategies for targeted customer segments, and base rate reductions in Louisiana that became effective in March and July 1998. The decrease in rate rider revenue at Entergy Arkansas, which does not affect net income, was due to the scheduled decline in Grand Gulf 1 cost recovery rate rider revenues as provided in the phase-in plan. Fuel cost recovery revenues at Entergy Louisiana decreased due to lower pricing resulting from a change in generation mix. Partially offsetting these decreases were increases in sales volume and sales for resale. Sales volume increased for all domestic utility companies as a result of significantly warmer weather in 1998. Sales for resale at Entergy Gulf States increased due to an increase in sales to non-associated utilities and additional revenues related to the sale of energy from River Bend as discussed above.

     Competitive business revenues increased for the three and nine months ended September 30, 1998, primarily due to the significant increase in revenue at EPMC and EPI. This revenue increased as a result of increased sales volume on the spot market driven by increased demand resulting from increased marketing efforts and significantly warmer weather in 1998. This increase was offset for EPMC by increased power purchased for resale as discussed in expenses below. Entergy London revenues for the nine months ended September 30, 1998 were higher due to nine months of activity under Entergy ownership recorded in 1998 compared to eight months in 1997, partially offset by the impact of a 3% price reduction, effective April 1, 1997, for kilowatt-hours distributed. An additional 3% price reduction, effective April 1, 1998, also impacted the three and nine months ended September 30, 1998.

Expenses

      Operating expenses increased for the three and nine months ended September 30, 1998. The increase in the three months ended September 30, 1998 was primarily due to increases in fuel expenses, purchased power expenses, other operation and maintenance expenses, and other regulatory charges, partially offset by the decreased amortization of rate deferrals. The increase in the nine months ended September 30, 1998 was primarily due to increases in purchased power expenses, other operation and maintenance expenses, depreciation, amortization, and decommissioning expense, and other regulatory charges, partially offset by a decrease in amortization of rate deferrals.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


      The increase in fuel expenses for the three months ended September 30, 1998 was primarily due to increased volume of fuel purchased for resale at EPMC. The increase in purchased power expenses for the three and nine months ended September 30, 1998 was primarily the result of significantly increased power trading by EPMC. Also, for the three months ended September 30, 1998, the increase in purchased power expenses at EPMC was due to a $44 million counterparty default. Other regulatory charges for the three and nine months ended September 30, 1998, increased due to additional accruals made in 1998 for the transition cost account at Entergy Arkansas and the over-recovery of Grand Gulf 1-related costs at Entergy Mississippi. The increase in other operation and maintenance expenses for the three and nine months ended September 30, 1998 was principally due to: i) the write-off of certain costs related to Efficient Solutions, Inc. and ETHC's security companies in preparation for the sale; ii) the additional operation and maintenance expenses of security companies acquired by ETHC; and iii) increased transmission expenses at EPMC due to significantly increased power trading sales volume. These increases in other operation and maintenance expenses were partially offset by capitalization of information technology systems development costs, an adjustment to pension surplus based on actuarial studies, and a decrease in a provision for restructuring at London Electricity. The decrease in the amortization of rate deferrals was caused by a lower amortization as prescribed in the Grand Gulf 1 rate phase-in plan and the Stipulation and Settlement Agreement with the APSC at Entergy Arkansas and the expiration of the Louisiana retail phase-in plan for River Bend in February 1998 at Entergy Gulf States.

Other

     The decrease in other income was a result of the loss on the sale of Efficient Solutions, Inc. in September 1998. See Note 7 for further information.

      Interest on long-term debt decreased for the three and nine months ended September 30, 1998, primarily due to the retirement, redemption, or refinancing of certain long-term debt in 1998 at Entergy Arkansas, Entergy Gulf States, and System Energy.

      The effective income tax rates for the three months ended September 30, 1998 and 1997 were 22.9% and 79.0%, respectively. The effective income tax rates for the nine months ended September 30, 1998 and 1997 were 26.4% and 57.3%, respectively. The decreases were due to i) the impact of the one-time windfall profits tax recorded in July 1997, partially offset by a reduction in the UK corporation tax rate from 33% to 31% in the same period, ii) the recording of a $44 million deferred tax benefit in June 1998 related to expected utilization of Entergy's capital loss carryforwards, and iii) the impact of an additional reduction in the UK corporation tax rate from 31% to 30% in the third quarter of 1998. The decrease in the three months ended September 30, 1998 was also due to decreased pretax income at certain competitive businesses and the expected utilization of foreign tax credits.


                  ENTERGY CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
     For the Three and Nine Months Ended September 30, 1998 and 1997
                               (Unaudited)

                                                                    Three Months Ended                 Nine Months Ended
                                                                  1998             1997             1998              1997
                                                                            (In Thousands, Except Share Data)
Operating Revenues:
  Domestic electric                                             $2,032,463       $1,998,058       $4,854,872        $4,952,725
  Natural gas                                                       17,003           17,516           91,616            98,037
  Steam products                                                    11,626           11,142           32,151            35,103
  Competitive businesses                                         2,526,355          770,871        4,430,714         1,935,565
                                                                ----------       ----------       ----------        ----------
        Total                                                    4,587,447        2,797,587        9,409,353         7,021,430
                                                                ----------       ----------       ----------        ----------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                                    579,961          509,532        1,256,778         1,248,052
     Purchased power                                             2,423,958          702,582        4,010,896         1,593,270
     Nuclear refueling outage expenses                              20,445           18,675           64,134            49,083
     Other operation and maintenance                               482,129          420,012        1,466,322         1,358,929
  Depreciation, amortization, and decommissioning                  256,375          246,736          753,922           716,051
  Taxes other than income taxes                                     91,033           92,233          277,145           275,429
  Other regulatory charges (credits)                                71,542           22,541           11,759           (34,230)
  Amortization of rate deferrals                                    71,331          112,659          219,507           336,124
                                                                ----------       ----------       ----------        ----------
        Total                                                    3,996,774        2,124,970        8,060,463         5,542,708
                                                                ----------       ----------       ----------        ----------


Operating Income                                                   590,673          672,617        1,348,890         1,478,722
                                                                ----------       ----------       ----------        ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                               4,027            1,777            9,650             7,845
  Sale of non-regulated business                                   (68,590)               -          (68,590)                -
  Miscellaneous - net                                               18,660             (914)          68,440            45,703
                                                                ----------       ----------       ----------        ----------
        Total                                                      (45,903)             863            9,500            53,548
                                                                ----------       ----------       ----------        ----------

Interest Charges:
  Interest on long-term debt                                       182,899          208,909          565,785           599,709
  Other interest - net                                              11,481           16,541           35,636            39,594
  Distributions on preferred securities of subsidiaries             13,407            4,709           33,535            13,591
  Allowance for borrowed funds used
   during construction                                              (3,453)          (1,455)          (8,015)           (6,332)
                                                                ----------       ----------       ----------        ----------
        Total                                                      204,334          228,704          626,941           646,562
                                                                ----------       ----------       ----------        ----------

Income Before Income Taxes                                         340,436          444,776          731,449           885,708

Income Taxes                                                        77,839          351,455          192,820           507,323
                                                                ----------       ----------       ----------        ----------

Net Income before Preferred Dividend Requirements and Other        262,597           93,321          538,629           378,385

Preferred and Preference Dividend Requirements of
   Subsidiaries and Other                                           11,611           12,379           35,091            41,405
                                                                ----------       ----------       ----------        ----------

Consolidated Net Income                                            250,986           80,942          503,538           336,980

Other Comprehensive Income:
     Foreign Currency Translation Adjustment                       (14,708)         (15,885)         (18,556)          (27,407)
                                                                ----------       ----------       ----------        ----------

Comprehensive Net Income                                          $236,278          $65,057         $484,982          $309,573
                                                                ==========       ==========       ==========        ==========
Earnings per average common share:
     Basic and diluted                                               $1.02            $0.33            $2.04             $1.41
Dividends declared per common share                                  $0.30            $0.90            $1.20             $1.80
Average number of common shares outstanding:
     Basic                                                     246,615,620      242,172,319      246,331,931       238,653,723
     Diluted                                                   246,699,893      242,258,956      246,432,782       238,735,315
See Notes to Financial Statements.


                 ENTERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
        For The Nine Months Ended September 30, 1998 and 1997
                            (Unaudited)

                                                                                    1998                   1997
                                                                                          (In Thousands)
Operating Activities:
  Net income before preferred dividend requirements and other                     $538,629               $378,385
  Noncash items included in net income:
    Amortization of  rate deferrals                                                219,507                336,124
    Other regulatory charges                                                        11,759                (34,230)
    Depreciation, amortization, and decommissioning                                753,922                716,051
    Deferred income taxes and investment tax credits                              (125,224)              (169,887)
    Allowance for equity funds used during construction                             (9,650)                (7,845)
    Sale of non-regulated businesses                                                68,590                      -
  Changes in working capital:
    Receivables                                                                   (438,679)              (175,147)
    Fuel inventory                                                                  26,119                 68,892
    Accounts payable                                                               286,360                 59,540
    Taxes accrued                                                                  338,440                387,233
    Windfall profit tax liability                                                        -                234,080
    Interest accrued                                                               (19,151)               (30,923)
    Deferred fuel                                                                 (121,413)               (31,819)
    Other working capital accounts                                                 (94,325)               (71,912)
  Reserve for rate refund                                                           76,883                      -
  Provision for estimated losses and reserves                                     (132,556)               (40,814)
  Decommissioning trust contributions and realized change in trust assets          (56,915)               (50,950)
  Other                                                                            (49,742)                 7,937
                                                                                ----------             ----------
    Net cash flow provided by operating activities                               1,272,554              1,574,715
                                                                                ----------             ----------

Investing Activities:
  Construction/capital expenditures                                               (712,671)              (554,638)
  Allowance for equity funds used during construction                                9,650                  7,845
  Nuclear fuel purchases                                                           (59,409)               (52,323)
  Proceeds from sale/leaseback of nuclear fuel                                      78,969                 91,504
  Acquisition of London Electricity, net of cash acquired                                -             (1,951,701)
  Investment in other nonregulated/nonutility properties                           (40,704)               (10,576)
  Sale of non-regulated businesses                                                 (21,893)                     -
  Other                                                                            (35,595)               (25,863)
                                                                                ----------             ----------

    Net cash flow used in investing activities                                    (781,653)            (2,495,752)
                                                                                ----------             ----------

See Notes to Financial Statements.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
         For The Nine Months Ended September 30, 1998 and 1997
                               (Unaudited)

                                                                                   1998                    1997
                                                                                         (In Thousands)
Financing Activities:
  Proceeds from the issuance of:
    General and refunding mortgage bonds                                           78,703                 64,827
    First mortgage bonds                                                          141,994                 84,064
    Bank notes and other long-term debt                                           282,219              1,717,569
    Preferred securities of subsidiary trusts and partnerships                          -                 82,323
    Common stock                                                                   15,333                238,193
  Retirement of:
    First mortgage bonds                                                         (351,335)              (327,692)
    General and refunding mortgage bonds                                         (110,000)                (7,622)
    Other long-term debt                                                         (211,754)               (76,583)
  Redemption of preferred stock                                                   (10,250)              (119,367)
  Changes in short-term borrowings - net                                          (17,964)               103,454
  Preferred stock dividends paid                                                  (35,217)               (39,540)
  Common stock dividends paid                                                    (296,022)              (328,182)
                                                                               ----------             ----------
    Net cash flow provided by (used in) financing activities                     (514,293)             1,391,444
                                                                               ----------             ----------

Effect of exchange rates on cash and cash equivalents                               1,006                  2,655
                                                                               ----------             ----------

Net increase (decrease) in cash and cash equivalents                              (22,386)               473,062

Cash and cash equivalents at beginning of period                                  830,547                388,703
                                                                               ----------             ----------

Cash and cash equivalents at end of period                                       $808,161               $861,765
                                                                               ==========             ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                         $654,846               $650,190
    Income taxes                                                                  $97,775               $116,761
  Noncash investing and financing activities:
     Change in unrealized appreciation/(depreciation) of
       decommissioning trust assets                                               ($4,696)               $16,309

See Notes to Financial Statements.


                  ENTERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                 September 30, 1998 and December 31, 1997
                                (Unaudited)

                                                                           1998                   1997
                                                                                  (In Thousands)
                          ASSETS
Current Assets:
  Cash and cash equivalents:
    Cash                                                                  $101,056               $85,067
    Temporary cash investments - at cost,
      which approximates market                                            707,105               700,431
    Special deposits                                                             -                45,049
                                                                       -----------           -----------
           Total cash and cash equivalents                                 808,161               830,547
  Notes receivable                                                           9,490                 8,157
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
       $31 million in 1998 and $32.8 million in 1997)                      580,825               458,085
    Other                                                                  517,060               225,523
    Accrued unbilled revenues                                              564,447               580,194
  Deferred fuel costs                                                      272,009               150,596
  Accumulated deferred income taxes                                         18,800                     -
  Fuel inventory                                                            93,212               119,331
  Materials and supplies - at average cost                                 392,778               367,870
  Rate deferrals                                                            46,710               237,302
  Prepayments and other                                                    170,600               193,717
                                                                       -----------           -----------
           Total                                                         3,474,092             3,171,322
                                                                       -----------           -----------

Other Property and Investments:
  Decommissioning trust funds                                              641,270               589,050
  Non-regulated investments                                                529,023               568,951
  Other                                                                    222,526               225,818
                                                                       -----------           -----------
           Total                                                         1,392,819             1,383,819
                                                                       -----------           -----------

Utility Plant:
  Electric                                                              25,774,603            25,310,122
  Plant acquisition adjustment - Entergy Gulf States                       426,961               439,160
  Electric plant under leases                                              675,317               674,483
  Property under capital leases - electric                                 117,772               134,278
  Natural gas                                                              183,438               169,964
  Steam products                                                            83,037                82,289
  Construction work in progress                                            811,872               565,667
  Nuclear fuel under capital leases                                        254,062               269,011
  Nuclear fuel                                                              59,959                72,875
                                                                       -----------           -----------
           Total                                                        28,387,021            27,717,849
  Less - accumulated depreciation and amortization                      10,205,316             9,585,021
                                                                       -----------           -----------
           Utility plant - net                                          18,181,705            18,132,828
                                                                       -----------           -----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                         133,687               162,602
    SFAS 109 regulatory asset - net                                      1,148,885             1,174,187
    Unamortized loss on reacquired debt                                    184,931               196,891
    Other regulatory assets                                                514,416               466,780
  Long-term receivables                                                     35,163                36,984
   CitiPower license (net of amortization of $32.2 million in 1998
     and $25.6 million in 1997)                                            436,738               486,153
  London Electricity license (net of amortization of $58.5 million
     in 1998 and $31.1 million in 1997)                                  1,344,518             1,327,312
  Other                                                                    523,305               461,822
                                                                       -----------           -----------
           Total                                                         4,321,643             4,312,731
                                                                       -----------           -----------

           TOTAL                                                       $27,370,259           $27,000,700
                                                                       ===========           ===========
See Notes to Financial Statements.

                     ENTERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                (Unaudited)


                                                                                        1998                   1997
                                                                                              (In Thousands)
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Currently maturing long-term debt                                                   $323,992              $390,674
  Notes payable                                                                        414,052               428,964
  Accounts payable                                                                   1,197,566               915,800
  Customer deposits                                                                    178,877               178,162
  Taxes accrued                                                                        702,078               359,996
  Accumulated deferred income taxes                                                          -                56,524
  Interest accrued                                                                     194,873               214,763
  Dividends declared                                                                     8,040                 8,166
  Obligations under capital leases                                                     138,526               167,700
  Other                                                                                 26,295                81,303
                                                                                   -----------           -----------
           Total                                                                     3,184,299             2,802,052
                                                                                   -----------           -----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                                  4,502,106             4,567,052
  Accumulated deferred investment tax credits                                          572,115               587,781
  Obligations under capital leases                                                     233,482               236,000
  Other                                                                              1,855,571             1,857,514
                                                                                   -----------           -----------
           Total                                                                     7,163,274             7,248,347
                                                                                   -----------           -----------

  Long-term debt                                                                     8,942,186             9,068,325
  Subsidiaries' preferred stock with sinking fund                                      178,755               185,005
  Subsidiary's preference stock                                                        150,000               150,000
  Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts holding
   solely junior subordinated deferrable debentures                                    215,000               215,000
  Company-obligated redeemable preferred securities of subsidiary
   partnership holding solely junior subordinated deferrable debentures                300,000               300,000


Shareholders' Equity:
  Subsidiaries' preferred stock without sinking fund                                   334,455               338,455
  Common stock, $.01 par value, authorized 500,000,000
    shares; issued 246,763,336 shares in 1998 and 246,149,198
    shares in 1997                                                                       2,468                 2,461
  Additional paid-in capital                                                         4,629,098             4,613,572
  Retained earnings                                                                  2,365,285             2,157,912
  Cumulative foreign currency translation adjustment                                   (88,373)              (69,817)
  Less - treasury stock (222,354 shares in 1998 and
  306,852 shares in 1997)                                                                6,188                10,612
                                                                                   -----------           -----------
           Total                                                                     7,236,745             7,031,971
                                                                                   -----------           -----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                                   $27,370,259           $27,000,700
                                                                                   ===========           ===========
See Notes to Financial Statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES
                        SELECTED OPERATING RESULTS
        For the Three and Nine Months Ended September 30, 1998 and 1997
                                (Unaudited)

                                     Three Months Ended    Increase/
          Description                1998         1997    (Decrease)      %
                                          (Dollars In Millions)
Domestic Electric Operating Revenues:
  Residential                      $ 844.5      $ 803.6    $  40.9          5
  Commercial                         454.9        466.2      (11.3)        (2)
  Industrial                         496.3        532.6      (36.3)        (7)
  Governmental                        48.9         46.8        2.1          4
                                 ---------------------------------
    Total retail                   1,844.6      1,849.2       (4.6)         -
  Sales for resale                   144.9        110.1       34.8         32
  Other                               43.0         38.8        4.2         11
                                 ---------------------------------
    Total                        $ 2,032.5    $ 1,998.1     $ 34.4          2
                                 =================================

Billed Electric Energy
 Sales (GWH):
  Residential                       11,229        9,892      1,337         14
  Commercial                         7,122        6,563        559          9
  Industrial                        11,311       11,425       (114)        (1)
  Governmental                         745          693         52          8
                                 ---------------------------------
    Total retail                    30,407       28,573      1,834          6
  Sales for resale                   3,005        2,883        122          4
                                 ---------------------------------
    Total                           33,412       31,456      1,956          6
                                 =================================

                                     Nine Months Ended     Increase/
          Description               1998         1997     (Decrease)      %
                                           (Dollars In Millions)
Domestic Electric Operating Revenues:
  Residential                    $ 1,811.2    $ 1,759.9    $  51.3          3
  Commercial                       1,148.4      1,197.0      (48.6)        (4)
  Industrial                       1,380.5      1,506.5     (126.0)        (8)
  Governmental                       133.2        128.8        4.4          3
                                 ---------------------------------
    Total retail                   4,473.3      4,592.2     (118.9)        (3)
  Sales for resale                   335.2        267.8       67.4         25
  Other                               46.4         92.7      (46.3)       (50)
                                 ---------------------------------
    Total                        $ 4,854.9    $ 4,952.7     ($97.8)        (2)
                                 =================================

Billed Electric Energy
 Sales (GWH):
  Residential                       24,166       21,823      2,343         11
  Commercial                        17,446       16,410      1,036          6
  Industrial                        32,577       33,560       (983)        (3)
  Governmental                       2,042        1,886        156          8
                                 ---------------------------------
    Total retail                    76,231       73,679      2,552          3
  Sales for resale                   7,580        7,136        444          6
                                 ---------------------------------
    Total                           83,811       80,815      2,996          4
                                 =================================

                         ENTERGY ARKANSAS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three and nine months ended September 30, 1998 primarily due to decreases in electric operating revenues, partially offset by decreases in operating expenses and interest expense.

      Significant factors affecting the results of operations and causing variances between the three and nine months ended September 30, 1998 and 1997 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 1998 are as follows:

                                    Three Months Ended    Nine Months Ended
Description                         Increase/(Decrease)  Increase/(Decrease)
                                                  (In Millions)

Change in base revenues                   ($1.6)               ($3.7)
Rate riders                               (30.3)               (77.8)
Fuel cost recovery                        (11.1)               (18.6)
Sales volume/weather                       27.7                 50.2
Other revenue (including unbilled)          0.2                 17.5
Sales for resale                           (3.7)               (63.6)
                                         ------               ------
   Total                                 ($18.8)              ($96.0)
                                         ======               ======

      Electric operating revenues decreased for the three and nine months ended September 30, 1998, primarily due to a decrease in rate rider revenue and fuel cost recovery revenues, which do not affect net income, partially offset by an increase in sales volume. Electric operating revenues decreased for the nine months ended September 30, 1998, also due to a decrease in sales for resale, partially offset by an increase in other revenue (including unbilled). Rate rider revenue, which does not affect net income, decreased due to the decline in Grand Gulf 1 cost recovery rate rider revenues reflecting scheduled reductions in the phase-in plan and the Stipulation and Settlement Agreement with the APSC. See
Note 2 for further discussion. Fuel cost recovery revenues decreased due to unfavorable pricing resulting from a change to a fixed fuel factor in
January  1998,  partially  offset by an increase  in  generation.   Sales
volume increased as a result of significantly warmer weather in  1998.

      Sales for resale decreased for the nine months ended September 30, 1998, due to a decrease in sales to associated companies. This decrease was a result of reduced generation due to outages at both ANO1 and ANO2 and restricted generation at the Independence and White Bluff coal plants due to disruption in coal deliveries during the second quarter of 1998. Unbilled revenue increased for the nine months ended September 30, 1998, primarily as a result of increased sales volume due to warmer weather.

                         ENTERGY ARKANSAS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Expenses

      Operating expenses decreased for the three and nine months ended September 30, 1998, primarily due to decreases in fuel expenses and the amortization of Grand Gulf 1 rate deferrals, partially offset by an increase in other regulatory charges. Fuel expenses decreased primarily due to the impact of the under-recovered deferred fuel cost in excess of the fixed fuel factor billed to retail customers. The decrease in the amortization of Grand Gulf 1 rate deferrals was due to a decrease in amortization prescribed in the Grand Gulf 1 rate phase-in plan and the Stipulation and Settlement Agreement with the APSC. The increase in other regulatory charges was a result of additional accruals made in 1998 for the transition cost account. See Note 2 for further discussion of the Stipulation and Settlement Agreement with the APSC and the transition cost account. The increase in other regulatory charges was partially offset by an increase in the net under-recovery of Grand Gulf 1-related costs.

Other

      Interest charges decreased for the three and nine months ended September 30, 1998 primarily due to the retirement of certain long-term debt in 1998.

      The effective income tax rate of 39.4% for the three months ended September 30, 1998 remained relatively unchanged from the rate of 38.5% for the three months ended September 30, 1997. For the nine months ended September 30, 1998 and 1997, the effective income tax rates were 39.2% and 37.3%, respectively. The increase in 1998 was primarily due to the increased reversal of previously recorded AFUDC amounts included in depreciation.

                        ENTERGY ARKANSAS, INC.
                         STATEMENTS OF INCOME
  For the Three and Nine Months Ended September 30, 1998 and 1997
                             (Unaudited)

                                                                 Three Months Ended       Nine Months Ended
                                                                 1998        1997          1998        1997
                                                                   (In Thousands)          (In Thousands)
Operating Revenues                                               $527,059   $545,849    $1,248,205  $1,344,199
                                                                 --------   --------    ----------  ----------

Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                                63,469     72,147       138,834     201,494
     Purchased power                                              116,085    123,871       326,397     327,725
     Nuclear refueling outage expenses                              8,128      7,639        23,947      19,905
     Other operation and maintenance                               79,706     80,280       256,002     252,081
  Depreciation, amortization, and decommissioning                  44,303     42,745       134,336     125,529
  Taxes other than income taxes                                     8,481      9,114        28,681      27,643
  Other regulatory charges                                         43,983     22,957        21,878      14,208
  Amortization of rate deferrals                                   22,067     38,408        66,202     115,162
                                                                 --------   --------    ----------  ----------
        Total                                                     386,222    397,161       996,277   1,083,747
                                                                 --------   --------    ----------  ----------

Operating Income                                                  140,837    148,688       251,928     260,452
                                                                 --------   --------    ----------  ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                              1,934       (316)        4,266       2,572
  Miscellaneous - net                                               2,092      4,573        10,640      14,987
                                                                 --------   --------    ----------  ----------
        Total                                                       4,026      4,257        14,906      17,559
                                                                 --------   --------    ----------  ----------

Interest Charges:
  Interest on long-term debt                                       20,974     23,368        66,095      71,595
  Other interest - net                                              2,307        950         3,667       2,850
  Distributions on preferred securities of subsidiary trust         1,275      1,275         3,825       3,825
  Allowance for borrowed funds used
   during construction                                             (1,383)       105        (3,034)     (1,632)
                                                                 --------   --------    ----------  ----------
        Total                                                      23,173     25,698        70,553      76,638
                                                                 --------   --------    ----------  ----------

Income Before Income Taxes                                        121,690    127,247       196,281     201,373

Income Taxes                                                       47,959     48,996        76,960      75,189
                                                                 --------   --------    ----------  ----------

Net Income                                                         73,731     78,251       119,321     126,184

Preferred Stock Dividend Requirements
  and Other                                                         2,526      2,733         7,745       8,363
                                                                 --------   --------    ----------  ----------

Earnings Applicable to Common Stock                               $71,205    $75,518      $111,576    $117,821
                                                                 ========   ========    ==========  ==========
See Notes to Financial Statements.

                         ENTERGY ARKANSAS, INC.
                        STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 1998 and 1997
                                (Unaudited)

                                                                     1998               1997
                                                                         (In Thousands)
Operating Activities:
  Net income                                                        $119,321           $126,184
  Noncash items included in net income:
    Amortization of rate deferrals                                    66,202            115,162
    Other regulatory charges                                          21,878             14,208
    Depreciation, amortization, and decommissioning                  134,336            125,529
    Deferred income taxes and investment tax credits                 (19,501)           (58,694)
    Allowance for equity funds used during construction               (4,266)            (2,572)
  Changes in working capital:
    Receivables                                                      (78,001)           (13,783)
    Fuel inventory                                                       890             40,975
    Accounts payable                                                  41,397            (20,826)
    Taxes accrued                                                     82,721             95,308
    Interest accrued                                                  (2,566)               767
    Deferred fuel costs                                              (65,408)             7,688
    Other working capital accounts                                    (8,836)           (34,326)
  Decommissioning trust contributions and realized
   change in trust assets                                            (17,776)           (18,255)
  Provision for estimated losses and reserves                         (3,800)             5,878
  Other                                                                5,816             17,262
                                                                   ---------          ---------
    Net cash flow provided by operating activities                   272,407            400,505
                                                                   ---------          ---------

Investing Activities:
  Construction expenditures                                         (122,209)          (101,796)
  Allowance for equity funds used during construction                  4,266              2,572
  Nuclear fuel purchases                                             (38,354)           (36,633)
  Proceeds from sale/leaseback of nuclear fuel                        38,354             36,553
                                                                   ---------          ---------
    Net cash flow used in investing activities                      (117,943)           (99,304)
                                                                   ---------          ---------

Financing Activities:
  Proceeds from the issuance of first mortgage bonds                       -             84,064
  Retirement of:
     First mortgage bonds                                           (105,774)          (117,587)
     Other long term debt                                            (45,500)                 -
  Redemption of preferred stock                                       (4,000)            (4,000)
  Dividends paid:
    Common stock                                                     (92,600)           (97,200)
    Preferred stock                                                   (7,844)            (8,462)
                                                                   ---------          ---------
    Net cash flow used in financing activities                      (255,718)          (143,185)
                                                                   ---------          ---------

Net increase (decrease) in cash and cash equivalents                (101,254)           158,016

Cash and cash equivalents at beginning of period                     203,391             43,857
                                                                   ---------          ---------

Cash and cash equivalents at end of period                          $102,137           $201,873
                                                                   =========          =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                             $64,367            $63,660
    Income taxes                                                     $13,521            $29,011
  Noncash investing and financing activities:
    Change in unrealized appreciation of
     decommissioning trust assets                                        $35            $12,867

See Notes to Financial Statements.

                          ENTERGY ARKANSAS, INC.
                             BALANCE SHEETS
                  September 30, 1998 and December 31, 1997
                               (Unaudited)

                                                               1998              1997
                      ASSETS                                       (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                      $15,013             $6,076
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                   18,311             41,389
        Other                                                  68,813            110,877
    Special deposits                                                -             45,049
                                                           ----------         ----------
           Total cash and cash equivalents                    102,137            203,391
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.8 million in 1998 and 1997)                        110,844             71,910
    Associated companies                                       74,918             46,166
    Other                                                       7,742             10,282
    Accrued unbilled revenues                                 102,471             89,616
  Deferred fuel costs                                          49,164                  -
  Fuel inventory - at average cost                             27,279             28,169
  Materials and supplies - at average cost                     87,931             79,692
  Rate deferrals                                                9,046             75,249
  Deferred nuclear refueling outage costs                      25,540             24,335
  Prepayments and other                                        11,006              8,647
                                                           ----------         ----------
           Total                                              608,078            637,457
                                                           ----------         ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity               11,213             11,213
  Decommissioning trust fund                                  268,384            250,573
  Other - at cost (less accumulated depreciation)               4,984              4,939
                                                           ----------         ----------
           Total                                              284,581            266,725
                                                           ----------         ----------

Utility Plant:
  Electric                                                  4,709,866          4,650,065
  Property under capital leases                                51,539             53,843
  Construction work in progress                               189,875            123,087
  Nuclear fuel under capital lease                             99,871             92,621
                                                           ----------         ----------
           Total                                            5,051,151          4,919,616
  Less - accumulated depreciation and amortization          2,252,355          2,116,826
                                                           ----------         ----------
           Utility plant - net                              2,798,796          2,802,790
                                                           ----------         ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                           252,407            252,712
    Unamortized loss on reacquired debt                        52,706             53,780
    Other regulatory assets                                   102,328             79,461
  Other                                                        22,781             13,952
                                                           ----------         ----------
           Total                                              430,222            399,905
                                                           ----------         ----------

           TOTAL                                           $4,121,677         $4,106,877
                                                           ==========         ==========
See Notes to Financial Statements.


                       ENTERGY ARKANSAS, INC.
                           BALANCE SHEETS
              September 30, 1998 and December 31, 1997
                             (Unaudited)

                                                                     1998             1997
        LIABILITIES AND SHAREHOLDERS' EQUITY                             (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                     $865         $60,650
  Notes payable                                                          667             667
  Accounts payable:
    Associated companies                                              84,450          59,438
    Other                                                             92,790          76,405
  Customer deposits                                                   25,318          23,437
  Taxes accrued                                                      160,048          77,327
  Accumulated deferred income taxes                                   13,568          32,239
  Interest accrued                                                    26,260          28,826
  Co-owner advances                                                   11,443           7,666
  Deferred fuel costs                                                      -          16,244
  Obligations under capital leases                                    47,788          62,623
  Other                                                               19,005          21,696
                                                                  ----------      ----------
           Total                                                     482,202         467,218
                                                                  ----------      ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                  761,496         759,489
  Accumulated deferred investment tax credits                        100,050         103,899
  Obligations under capital leases                                   103,621          83,841
  Other                                                              211,365         169,884
                                                                  ----------      ----------
           Total                                                   1,176,532       1,117,113
                                                                  ----------      ----------

Long-term debt                                                     1,170,266       1,244,860
Preferred stock with sinking fund                                     31,027          31,027
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                    60,000          60,000

Shareholders' Equity:
  Preferred stock without sinking fund                               112,350         116,350
  Common stock, $0.01 par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares                                                    470             470
  Additional paid-in capital                                         590,134         590,134
  Retained earnings                                                  498,696         479,705
                                                                  ----------      ----------
           Total                                                   1,201,650       1,186,659
                                                                  ----------      ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                  $4,121,677      $4,106,877
                                                                  ==========      ==========
See Notes to Financial Statements.

                         ENTERGY ARKANSAS, INC.
                       SELECTED OPERATING RESULTS
    For the Three and Nine Months Ended September 30, 1998 and 1997

                                           Three Months Ended     Increase/
             Description                   1998         1997     (Decrease)          %
                                            (Dollars In Millions)
Electric Operating Revenues:
  Residential                             $ 208.0     $ 194.1    $  13.9             7
  Commercial                                 91.7       105.5      (13.8)          (13)
  Industrial                                 98.2       112.6      (14.4)          (13)
  Governmental                                4.2         5.2       (1.0)          (19)
                                          ------------------------------
    Total retail                            402.1       417.4      (15.3)           (4)
  Sales for resale:
     Associated companies                    39.1        53.8      (14.7)          (27)
     Non-associated companies                78.0        67.0       11.0            16
  Other                                       7.8         7.6        0.2             3
                                          ------------------------------
    Total                                 $ 527.0     $ 545.8     ($18.8)           (3)
                                          ==============================

Billed Electric Energy
 Sales (GWH):
  Residential                               2,368       2,031        337            17
  Commercial                                1,510       1,391        119             9
  Industrial                                1,901       1,833         68             4
  Governmental                                 67          67          -             -
                                          ------------------------------
    Total retail                            5,846       5,322        524            10
  Sales for resale:
     Associated companies                   1,523       2,102       (579)          (28)
     Non-associated companies               1,425       2,012       (587)          (29)
                                          ------------------------------
    Total                                   8,794       9,436       (642)           (7)
                                          ==============================

                                           Nine Months Ended     Increase/
             Description                  1998         1997     (Decrease)           %
                                            (Dollars In Millions)
Electric Operating Revenues:
  Residential                             $ 447.2     $ 430.7    $  16.5             4
  Commercial                                220.0       254.0      (34.0)          (13)
  Industrial                                248.9       278.4      (29.5)          (11)
  Governmental                               11.2        14.1       (2.9)          (21)
                                          ------------------------------
    Total retail                            927.3       977.2      (49.9)           (5)
  Sales for resale:
     Associated companies                    98.7       176.2      (77.5)          (44)
     Non-associated companies               176.1       162.2       13.9             9
  Other                                      46.1        28.6       17.5            61
                                         -------------------------------
    Total                                $1,248.2   $ 1,344.2     ($96.0)           (7)
                                         ===============================

Billed Electric Energy
 Sales (GWH):
  Residential                               5,229       4,640        589            13
  Commercial                                3,629       3,371        258             8
  Industrial                                5,109       4,944        165             3
  Governmental                                178         184         (6)           (3)
                                          ------------------------------
    Total retail                           14,145      13,139      1,006             8
  Sales for resale:
     Associated companies                   4,022       7,982     (3,960)          (50)
     Non-associated companies               3,835       5,023     (1,188)          (24)
                                          ------------------------------
    Total                                  22,002      26,144     (4,142)          (16)
                                          ==============================

                        ENTERGY GULF STATES, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months ended September 30, 1998, primarily due to an increase in operating revenues and a decrease in interest charges, partially offset by higher income taxes. Net income decreased for the nine months ended September 30, 1998, primarily due to a decrease in operating revenues, partially offset by a decrease in interest charges and lower income taxes. The changes in operating revenues for the three and nine months ended September 30, 1998 reflected additional reserves recorded for rate reductions ordered by the PUCT with respect to Texas retail customers which totaled $13.3 million and $73.6 million net of tax, respectively. Excluding the effects of the additional reserves, net income for the three and nine months ended September 30, 1998 would have increased approximately $20.8 million and $31.1 million, respectively. See Note 2 for a discussion of the additional reserves recorded for rate reductions ordered by the PUCT with respect to Texas retail customers.

      Significant factors affecting the results of operations and causing variances between the three and nine months ended September 30, 1998 and 1997 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 1998 are as follows:

                                    Three Months Ended   Nine Months Ended
Description                         Increase/(Decrease)  Increase/(Decrease)
                                                 (In Millions)

Change in base revenues                    ($58.4)            ($183.2)
Fuel cost recovery                           28.3                28.6
Sales volume/weather                         23.0                49.1
Other revenue (including unbilled)           (1.4)               (0.6)
Sales for resale                             17.5                46.5
                                             ----              ------
   Total                                     $9.0              ($59.6)
                                             ====              ======

      Electric operating revenues increased for the three months ended September 30, 1998 primarily due to increases in fuel cost recovery revenues, which do not impact net income, and higher sales volume and sales for resale, partially offset by a decrease in base revenues. Electric operating revenues decreased for the nine months ended September 30, 1998 primarily due to the decrease in base revenues exceeding the impact of higher sales volume and increases in fuel cost recovery revenues and sales for resale. Base revenues decreased primarily due to reserves recorded during the three and nine months ended September 30, 1998 for rate reductions ordered by the PUCT with respect to Texas retail customers, aggressive pricing strategies for targeted customer segments, and base rate reductions in Louisiana that became effective in March and July 1998. The increase in fuel cost recovery revenues, which do not affect net income, was due to higher fuel prices and increased generation in 1998. Sales volume increased due to significantly warmer weather in 1998. Sales for resale increased due to additional revenues related to the sale of energy from the 30% interest in River Bend transferred by the Cajun bankruptcy trustee to Entergy Gulf States in December 1997 and an increase in sales to non-associated utilities as a result of an increase in the average price of wholesale energy.

                        ENTERGY GULF STATES, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


     Gas operating revenues decreased for the nine months ended September 30, 1998 due to a lower unit price for gas purchased for resale. Steam operating revenues decreased for the nine months ended September 30, 1998 primarily due to changes in the customer contract, which took effect in August 1997.

Expenses

     Operating expenses for the three and nine months ended September 30, 1998 remained relatively unchanged reflecting increases in other operation and maintenance expenses, taxes other than income taxes, and a net increase in fuel and purchased power expenses, which were offset by a decrease in the amortization of rate deferrals. Other operation and maintenance expenses increased as a result of the inclusion of expenses related to the 30% interest in River Bend transferred by the Cajun bankruptcy trustee to Entergy Gulf States in December 1997. Entergy Gulf States now includes 100% of River Bend's operation and maintenance expenses in its operating expenses, as compared to 70% of such expenses for the three and nine months ended September 30, 1997. Taxes other than income taxes increased due to increased franchise, ad valorem, and payroll taxes. The net increase in fuel and purchased power expenses was primarily due to an increase in generation, partially offset by the impact of the under-recovered deferred fuel costs in excess of the fixed fuel factor billed to Texas retail customers. The amortization of rate deferrals decreased due to the expiration of the Louisiana retail phase-in plan for River Bend in February 1998.

Other

      Interest charges decreased for the three and nine months ended September 30, 1998 primarily due to the retirement, redemption, or refinancing of certain long-term debt in 1997 and 1998.

     For the three months ended September 30, 1998 and 1997, the effective income tax rates were 42.0% and 40.4%, respectively. The effective income tax rates for the nine months ended September 30, 1998 and 1997 were 43.9% and 37.4%, respectively. The changes in the effective income tax rates in 1998 were primarily due to a decrease in the flow-through of tax benefits related to operating reserves and the increased reversal of previously recorded AFUDC amounts included in depreciation.

                        ENTERGY GULF STATES, INC.
                           STATEMENTS OF INCOME
     For the Three and Nine Months Ended September 30, 1998 and 1997
                               (Unaudited)

                                                                          Three Months Ended              Nine Months Ended
                                                                         1998            1997             1998           1997
                                                                             (In Thousands)           (In Thousands)
Operating Revenues:
  Electric                                                              $593,326        $584,357       $1,430,665      $1,490,234
  Natural gas                                                              4,410           4,476           27,710          32,387
  Steam products                                                          11,626          11,141           32,151          35,102
                                                                        --------        --------       ----------      ----------
        Total                                                            609,362         599,974        1,490,526       1,557,723
                                                                        --------        --------       ----------      ----------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses, and
     gas purchased for resale                                            159,442         152,511          406,696         411,595
    Purchased power                                                       95,358          93,208          254,990         238,977
    Nuclear refueling outage expenses                                      3,403           1,569           11,627           6,787
    Other operation and maintenance                                       99,802          93,978          296,502         269,422
  Depreciation, amortization, and decommissioning                         50,865          53,768          157,902         160,569
  Taxes other than income taxes                                           33,191          25,800           92,159          81,810
  Other regulatory credits                                                (1,373)         (5,602)         (10,424)        (17,550)
  Amortization of rate deferrals                                           2,270          26,377           19,480          79,091
                                                                        --------        --------       ----------      ----------
        Total                                                            442,958         441,609        1,228,932       1,230,701
                                                                        --------        --------       ----------      ----------

Operating Income                                                         166,404         158,365          261,594         327,022
                                                                        --------        --------       ----------      ----------

Other Income:
  Allowance for equity funds used
    during construction                                                      757             235            2,057           1,686
  Miscellaneous - net                                                      7,357           7,029           13,855          15,618
                                                                        --------        --------       ----------      ----------
        Total                                                              8,114           7,264           15,912          17,304
                                                                        --------        --------       ----------      ----------

Interest Charges:
  Interest on long-term debt                                              37,104          40,516          114,192         124,257
  Other interest - net                                                     1,132           4,704            2,847           8,420
  Distributions on preferred securities of subsidiary trust                1,859           1,859            5,578           5,041
  Allowance for borrowed funds used
    during construction                                                     (611)           (156)          (1,625)         (1,395)
                                                                        --------        --------       ----------      ----------
        Total                                                             39,484          46,923          120,992         136,323
                                                                        --------        --------       ----------      ----------

Income Before Income Taxes                                               135,034         118,706          156,514         208,003

Income Taxes                                                              56,721          47,966           68,686          77,700
                                                                        --------        --------       ----------      ----------

Net Income                                                                78,313          70,740           87,828         130,303

Preferred and Preference Stock
  Dividend Requirements and Other                                          4,747           5,025           14,335          18,963
                                                                        --------        --------       ----------      ----------

Earnings Applicable to Common Stock                                      $73,566         $65,715          $73,493        $111,340
                                                                        ========        ========       ==========      ==========
See Notes to Financial Statements.


                        ENTERGY GULF STATES, INC.
                        STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                                                        Nine Months Ended
                                                                     1998              1997
                                                                        (In Thousands)
Operating Activities:
  Net income                                                        $87,828          $130,303
  Noncash items included in net income:
    Amortization of rate deferrals                                   19,480            79,091
    Other regulatory credits                                        (10,424)          (17,550)
    Depreciation, amortization, and decommissioning                 157,902           160,569
    Deferred income taxes and investment tax credits                  4,456            22,299
    Allowance for equity funds used during construction              (2,057)           (1,686)
  Changes in working capital:
    Receivables                                                     (16,460)          (55,099)
    Fuel inventory                                                    6,560            19,761
    Accounts payable                                                 (9,621)           26,758
    Taxes accrued                                                    65,956            60,741
    Interest accrued                                                  8,189             6,211
    Deferred fuel costs                                             (43,391)          (29,208)
    Other working capital accounts                                     (323)           (4,059)
  Decommissioning trust contributions and realized
    change in trust assets                                          (10,024)           (7,131)
  Provision for estimated losses and reserves                        (4,978)          (16,811)
  Reserve for rate refund                                            76,883                 -
  Other                                                              (7,798)            8,361
                                                                  ---------         ---------
    Net cash flow provided by operating activities                  322,178           382,550
                                                                  ---------         ---------

Investing Activities:
  Construction expenditures                                         (77,904)          (96,998)
  Allowance for equity funds used during construction                 2,057             1,686
  Nuclear fuel purchases                                               (226)          (11,580)
  Proceeds from sale/leaseback of nuclear fuel                          219            11,580
                                                                  ---------         ---------
    Net cash flow used in investing activities                      (75,854)          (95,312)
                                                                  ---------         ---------

Financing Activities:
  Proceeds from the issuance of :
    Long-term debt                                                   21,600                 -
    Preferred securities of subsidiary trust                              -            82,323
  Retirement of:
    First mortgage bonds                                            (25,000)          (57,240)
    Other long-term debt                                            (72,090)          (50,865)
  Redemption of preferred and preference stock                       (6,250)          (93,367)
  Dividends paid:
    Common stock                                                   (109,400)          (48,200)
    Preferred and preference stock                                  (14,362)          (16,960)
                                                                  ---------         ---------
    Net cash flow used in financing activities                     (205,502)         (184,309)
                                                                  ---------         ---------

Net increase in cash and cash equivalents                            40,822           102,929

Cash and cash equivalents at beginning of period                    165,164           122,406
                                                                  ---------         ---------

Cash and cash equivalents at end of period                         $205,986          $225,335
                                                                  =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                           $101,855          $118,834
    Income taxes                                                    $23,164            $2,631
  Noncash investing and financing activities:
    Change in unrealized appreciation (depreciation) of
      decommissioning trust assets                                  ($4,907)           $2,129

See Notes to Financial Statements.

                           ENTERGY GULF STATES, INC.
                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                                           1998             1997
                      ASSETS                                    (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                  $17,018            $10,549
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                               35,770             37,389
        Other                                             153,198            117,226
                                                       ----------         ----------
           Total cash and cash equivalents                205,986            165,164
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.8 million in 1998 and 1997)                    103,075             99,762
    Associated companies                                    7,395              9,024
    Other                                                  29,251             32,837
    Accrued unbilled revenues                              93,187             74,825
  Deferred fuel costs                                     189,148            145,757
  Accumulated deferred income taxes                        29,656             22,093
  Fuel inventory - at average cost                         31,067             37,627
  Materials and supplies - at average cost                107,326            104,690
  Rate deferrals                                            9,077             21,749
  Prepayments and other                                    28,116             21,680
                                                       ----------         ----------
           Total                                          833,284            735,208
                                                       ----------         ----------

Other Property and Investments:
  Decommissioning trust fund                              192,580            187,462
  Other - at cost (less accumulated depreciation)         176,008            176,953
                                                       ----------         ----------
           Total                                          368,588            364,415
                                                       ----------         ----------

Utility Plant:
  Electric                                              7,234,921          7,168,668
  Natural gas                                              50,990             47,656
  Steam products                                           83,037             82,289
  Property under capital leases                            56,319             67,946
  Construction work in progress                            95,158             90,333
  Nuclear fuel under capital lease                         37,738             54,390
  Nuclear fuel                                             15,697             23,051
                                                       ----------         ----------
           Total                                        7,573,860          7,534,333
  Less - accumulated depreciation and amortization      3,138,741          2,996,147
                                                       ----------         ----------
           Utility plant - net                          4,435,119          4,538,186
                                                       ----------         ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                         91,602             98,410
    SFAS 109 regulatory asset - net                       379,332            376,275
    Unamortized loss on reacquired debt                    44,313             48,417
    Other regulatory assets                                83,175             86,819
  Long-term receivables                                    35,163             36,984
  Other                                                   218,284            203,923
                                                       ----------         ----------
           Total                                          851,869            850,828
                                                       ----------         ----------

           TOTAL                                       $6,488,860         $6,488,637
                                                       ==========         ==========
See Notes to Financial Statements.

                         ENTERGY GULF STATES, INC.
                              BALANCE SHEETS
                 September 30, 1998 and December 31, 1997
                               (Unaudited)

                                                               1998             1997
         LIABILITIES AND SHAREHOLDERS' EQUITY                     (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                          $140,515          $190,890
  Accounts payable:
    Associated companies                                       59,801            48,726
    Other                                                      88,748           109,444
  Customer deposits                                            31,440            30,311
  Taxes accrued                                               114,274            48,318
  Interest accrued                                             53,343            45,154
  Nuclear refueling reserve                                    14,431             3,386
  Obligations under capital leases                             34,153            30,280
  Other                                                        14,221            17,646
                                                           ----------        ----------
           Total                                              550,926           524,155
                                                           ----------        ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                         1,142,622         1,124,644
  Accumulated deferred investment tax credits                 211,638           215,438
  Obligations under capital leases                             59,904            92,055
  Other                                                       981,941           923,409
                                                           ----------        ----------
           Total                                            2,396,105         2,355,546
                                                           ----------        ----------

Long-term debt                                              1,677,768         1,702,719
Preferred stock with sinking fund                              62,729            68,978
Preference stock                                              150,000           150,000
Company - obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely junior subordinated deferrable debentures           85,000            85,000


Shareholders' Equity:
  Preferred stock without sinking fund                         51,444            51,444
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares                                                114,055           114,055
  Additional paid-in capital                                1,152,575         1,152,575
  Retained earnings                                           248,258           284,165
                                                           ----------        ----------
           Total                                            1,566,332         1,602,239
                                                           ----------        ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                           $6,488,860        $6,488,637
                                                           ==========        ==========
See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                       SELECTED OPERATING RESULTS
   For the Three and Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                            Three Months Ended     Increase/
               Description                   1998        1997     (Decrease)         %
                                             (Dollar In Millions)
Electric Operating Revenues:
  Residential                                $ 202.7     $ 210.7     ($ 8.0)         (4)
  Commercial                                   113.8       125.3      (11.5)         (9)
  Industrial                                   189.1       189.2       (0.1)          -
  Governmental                                   7.7         8.6       (0.9)        (10)
                                             ------------------------------
    Total retail                               513.3       533.8      (20.5)         (4)
  Sales for resale:
     Associated companies                        3.2         7.6       (4.4)        (58)
     Non-associated companies                   39.4        17.5       21.9         125
  Other (1)                                     37.4        25.4       12.0          47
                                             ------------------------------
    Total                                    $ 593.3     $ 584.3      $ 9.0           2
                                             ==============================
Billed Electric Energy
 Sales (GWH):
  Residential                                  3,210       2,845        365          13
  Commercial                                   2,102       1,935        167           9
  Industrial                                   4,631       4,739       (108)         (2)
  Governmental                                   141         131         10           8
                                             ------------------------------
    Total retail                              10,084       9,650        434           4
  Sales for resale:
     Associated companies                         85         181        (96)        (53)
     Non-associated companies                  1,162         438        724         165
                                             ------------------------------
    Total                                     11,331      10,269      1,062          10
                                             ==============================

                                             Nine Months Ended     Increase/
               Description                   1998        1997     (Decrease)           %
                                             (Dollar In Millions)
Electric Operating Revenues:
  Residential                                $ 470.5     $ 477.8     ($ 7.3)         (2)
  Commercial                                   317.4       337.6      (20.2)         (6)
  Industrial                                   539.3       544.1       (4.8)         (1)
  Governmental                                  29.0        25.1        3.9          16
                                             ------------------------------
    Total retail                             1,356.2     1,384.6      (28.4)         (2)
  Sales for resale:
     Associated companies                       13.3        13.1        0.2           2
     Non-associated companies                   88.1        41.8       46.3         111
  Other (1)                                   (27.0)        50.7      (77.7)       (153)
                                            -------------------------------
    Total                                   $1,430.6   $ 1,490.2    ($ 59.6)         (4)
                                            ===============================

Billed Electric Energy
 Sales (GWH):
  Residential                                  6,878       6,282        596           9
  Commercial                                   5,190       4,953        237           5
  Industrial                                  13,594      13,459        135           1
  Governmental                                   460         359        101          28
                                             ------------------------------
    Total retail                              26,122      25,053      1,069           4
  Sales for resale:
     Associated companies                        347         380        (33)         (9)
     Non-associated companies                  2,609       1,077      1,532         142
                                             ------------------------------
    Total                                     29,078      26,510      2,568          10
                                             ==============================

(1) Includes the effect of the provision for rate refunds.

                         ENTERGY LOUISIANA, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income increased for the three and nine months ended September 30, 1998 primarily due to a decrease in operating expenses, partially offset by a decrease in electric operating revenues and higher income taxes.

      Significant factors affecting the results of operations and causing variances between the three and nine months ended September 30, 1998 and 1997 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 1998 are as follows:

                                   Three Months Ended     Nine Months Ended
Description                        Increase/(Decrease)   Increase/(Decrease)
                                                  (In Millions)

Change in base revenues                   ($1.7)                ($34.9)
Fuel cost recovery                        (26.9)                 (85.3)
Sales volume/weather                       18.4                   25.7
Other revenue (including unbilled)         (7.3)                  (0.2)
Sales for resale                            0.6                   11.8
                                         ------                 ------
   Total                                 ($16.9)                ($82.9)
                                         ======                 ======

     Electric operating revenues decreased for the three months ended September 30, 1998 primarily due to lower fuel cost recovery revenues, which do not affect net income, and a decrease in other revenue (primarily unbilled revenue), partially offset by an increase in sales volume. Electric operating revenues decreased for the nine months ended September 30, 1998 primarily due to a decrease in base revenues and lower fuel cost recovery revenues, which do not affect net income, partially offset by increases in sales volume and sales for resale. Fuel cost recovery revenues decreased due to lower pricing resulting from a change in generation mix. The decrease in unbilled revenue for the three months ended September 30, 1998 was primarily a result of decreased sales to three large industrial customers and a decrease in sales volume in late September 1998 due to distribution outages caused by major storms. Sales volume increased for the three and nine months ended September 30, 1998 due to significantly warmer weather in 1998. This increase in sales volume was partially offset by the loss of a large industrial customer as well as substantially lower sales to two other large industrial customers. For the nine months ended September 1998, base revenues decreased due to a base rate reduction that became effective in the third quarter of 1997. Sales for resale increased for the nine months ended September 1998 as a result of an increase in sales to associated companies primarily due to changes in generation requirements and availability among the domestic utility companies.

                         ENTERGY LOUISIANA, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Expenses

      Operating expenses decreased for the three and nine months ended September 30, 1998 primarily due to a decrease in fuel expenses, purchased power expenses, and other operation and maintenance expenses. Fuel expenses decreased due to lower gas prices and a shift in mix to nuclear fuel. Purchased power expenses decreased due to shifting generation requirements in 1997 as a result of the extended refueling outage at the Waterford 3 nuclear plant and to increased generation in the third quarter of 1998. Other operation and maintenance expenses decreased due to non-refueling outage related contract work and maintenance performed at Waterford 3 in 1997.

Other

     For the three and nine months ended September 30, 1998 and 1997, the effective income tax rates were relatively unchanged at 39.8% versus 39.7% and 40.9% versus 40.3%, respectively.

                         ENTERGY LOUISIANA, INC.
                          STATEMENTS OF INCOME
      For the Three and Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                                                 Three Months Ended        Nine Months Ended
                                                                  1998        1997         1998        1997
                                                                   (In Thousands)          (In Thousands)
Operating Revenues                                              $537,632    $554,486   $1,317,785  $1,400,732
                                                                --------    --------   ----------  ----------
Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                              134,631     152,609      280,340     326,588
     Purchased power                                             102,559     113,235      291,914     323,988
     Nuclear refueling outage expenses                             5,435       5,267       16,305      10,566
     Other operation and maintenance                              72,275      75,251      215,785     231,637
  Depreciation, amortization, and decommissioning                 40,102      42,877      127,332     128,343
  Taxes other than income taxes                                   18,237      17,892       53,708      53,712
  Other regulatory charges (credits)                                   -        (634)      (1,754)      6,382
  Amortization of rate deferrals                                       -          13            -       5,749
                                                                --------    --------   ----------  ----------
        Total                                                    373,239     406,510      983,630   1,086,965
                                                                --------    --------   ----------  ----------

Operating Income                                                 164,393     147,976      334,155     313,767
                                                                --------    --------   ----------  ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                               586         601        1,406       1,038
  Miscellaneous - net                                                339        (789)       2,708      (1,706)
                                                                --------    --------   ----------  ----------
        Total                                                        925        (188)       4,114        (668)
                                                                --------    --------   ----------  ----------

Interest Charges:
  Interest on long-term debt                                      27,180      27,921       84,790      88,011
  Other interest - net                                             1,665       1,635        4,682       4,846
  Distributions on preferred securities of subsidiary trust        1,575       1,575        4,725       4,725
  Allowance for borrowed funds used
   during construction                                              (535)       (555)      (1,285)     (1,311)
                                                                --------    --------   ----------  ----------
        Total                                                     29,885      30,576       92,912      96,271
                                                                --------    --------   ----------  ----------

Income Before Income Taxes                                       135,433     117,212      245,357     216,828

Income Taxes                                                      53,963      46,531      100,424      87,368
                                                                --------    --------   ----------  ----------

Net Income                                                        81,470      70,681      144,933     129,460

Preferred Stock Dividend Requirements
  and Other                                                        3,253       3,251        9,760      10,097
                                                                --------    --------   ----------  ----------

Earnings Applicable to Common Stock                              $78,217     $67,430     $135,173    $119,363
                                                                ========    ========   ==========  ==========

See Notes to Financial Statements.

                         ENTERGY LOUISIANA, INC.
                        STATEMENTS OF CASH FLOWS
         For the Nine Months ended September 30, 1998 and 1997
                               (Unaudited)

                                                                    1998              1997
                                                                        (In Thousands)
Operating Activities:
  Net income                                                       $144,933         $129,460
   Noncash items included in net income:
    Amortization of rate deferrals                                        -            5,749
    Other regulatory charges (credits)                               (1,754)           6,382
    Depreciation, amortization, and decommissioning                 127,332          128,343
    Deferred income taxes and investment tax credits                  4,842           (8,136)
    Allowance for equity funds used during construction              (1,406)          (1,038)
  Changes in working capital:
    Receivables                                                     (60,531)         (48,067)
    Accounts payable                                                (12,276)         (15,502)
    Taxes accrued                                                   108,558          100,900
    Interest accrued                                                  1,895          (23,166)
    Deferred fuel costs                                             (18,217)           5,296
    Other working capital accounts                                   14,826           (1,525)
  Other deferred credits                                            (26,479)           4,164
  Decommissioning trust contributions and realized
    change in trust assets                                          (11,062)          (8,363)
  Provision for estimated losses and reserves                         1,251            5,046
  Other                                                             (10,674)          (7,898)
                                                                  ---------        ---------
    Net cash flow provided by operating activities                  261,238          271,645
                                                                  ---------        ---------

Investing Activities:
  Construction expenditures                                         (62,672)         (60,071)
  Allowance for equity funds used during construction                 1,406            1,038
  Nuclear fuel purchases                                            (22,293)         (43,332)
  Proceeds from sale/leaseback of nuclear fuel                        9,872           43,332
                                                                  ---------        ---------
    Net cash flow used in investing activities                      (73,687)         (59,033)
                                                                  ---------        ---------

Financing Activities:
  Proceeds from the issuance of first mortgage bonds                112,556                -
  Retirement of:
     First mortgage bonds                                          (150,561)         (34,000)
    Other long-term debt                                               (175)            (262)
  Redemption of preferred stock                                           -           (7,500)
  Changes in short-term borrowings - net                                  -          (31,066)
  Dividends paid:
    Common stock                                                   (138,500)        (111,200)
    Preferred stock                                                  (9,760)          (9,997)
                                                                  ---------        ---------
    Net cash flow used in financing activities                     (186,440)        (194,025)
                                                                  ---------        ---------

Net increase in cash and cash equivalents                             1,111           18,587

Cash and cash equivalents at beginning of period                     49,749           23,746
                                                                  ---------        ---------

Cash and cash equivalents at end of period                          $50,860          $42,333
                                                                  =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest - net of amount capitalized                            86,292         $101,334
     Income taxes                                                   $21,150          ($1,754)
   Noncash investing and financing activities:
     Change in unrealized appreciation/(depreciation) of
        decommissioning trust assets                                  ($138)          $1,877

See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.
                             BALANCE SHEETS
                September 30, 1998 and December 31, 1997
                              (Unaudited)

                                                                    1998              1997
                        ASSETS                                         (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                            $2,705           $5,148
    Temporary cash investments - at cost,
      which approximates market                                     48,155           44,601
                                                                ----------       ----------
           Total cash and cash equivalents                          50,860           49,749
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.2 million in 1998 and 1997)                             122,065           69,566
    Associated companies                                            17,827           15,035
    Other                                                            8,785            7,441
    Accrued unbilled revenues                                       65,770           61,874
  Deferred fuel costs                                               14,949                -
  Accumulated deferred income taxes                                  8,727           10,994
  Materials and supplies - at average cost                          81,706           82,850
  Deferred nuclear refueling outage costs                           10,884           27,176
  Prepayments and other                                             11,596           10,793
                                                                ----------       ----------
           Total                                                   393,169          335,478
                                                                ----------       ----------

Other Property and Investments:
  Nonutility property                                               22,525           22,525
  Decommissioning trust fund                                        76,028           65,104
  Investment in subsidiary companies - at equity                    14,230           14,230
                                                                ----------       ----------
           Total                                                   112,783          101,859
                                                                ----------       ----------

Utility Plant:
  Electric                                                       5,093,145        5,058,130
  Property under capital leases                                    233,513          233,513
  Construction work in progress                                     73,878           52,632
  Nuclear fuel under capital lease                                  42,613           57,811
  Nuclear fuel                                                      13,982            1,560
                                                                ----------       ----------
           Total                                                 5,457,131        5,403,646
  Less - accumulated depreciation and amortization               2,133,131        2,021,392
                                                                ----------       ----------
           Utility plant - net                                   3,324,000        3,382,254
                                                                ----------       ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                                263,432          278,234
    Unamortized loss on reacquired debt                             31,668           33,468
    Other regulatory assets                                         27,910           29,991
  Other                                                             16,209           14,116
                                                                ----------       ----------
           Total                                                   339,219          355,809
                                                                ----------       ----------

           TOTAL                                                $4,169,171       $4,175,400
                                                                ==========       ==========
See Notes to Financial Statements.


                          ENTERGY LOUISIANA, INC.
                              BALANCE SHEETS
                  September 30, 1998 and December 31, 1997
                               (Unaudited)

                                                                    1998               1997
          LIABILITIES AND SHAREHOLDERS' EQUITY                          (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                    $294          $35,300
  Accounts payable:
    Associated companies                                             43,443           43,508
    Other                                                            83,675           95,886
  Customer deposits                                                  55,936           55,331
  Taxes accrued                                                     133,801           25,243
  Interest accrued                                                   36,466           34,571
  Dividends declared                                                  3,253            3,253
  Deferred fuel costs                                                     -            3,268
  Obligations under capital leases                                   16,932           29,232
  Other                                                               6,166            8,578
                                                                 ----------       ----------
           Total                                                    379,966          334,170
                                                                 ----------       ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                 804,914          813,748
  Accumulated deferred investment tax credits                       130,085          134,276
  Obligations under capital leases                                   25,682           28,579
  Deferred interest - Waterford 3 lease obligation                    9,942           17,799
  Other                                                              94,291          119,519
                                                                 ----------       ----------
           Total                                                  1,064,914        1,113,921
                                                                 ----------       ----------

Long-term debt                                                    1,338,758        1,338,464
Preferred stock with sinking fund                                    85,000           85,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                   70,000           70,000

Shareholders' Equity:
  Preferred stock without sinking fund                              100,500          100,500
  Common stock, no par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares                                            1,088,900        1,088,900
  Capital stock expense and other                                    (2,321)          (2,321)
  Retained earnings                                                  43,454           46,766
                                                                 ----------       ----------
           Total                                                  1,230,533        1,233,845
                                                                 ----------       ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                 $4,169,171       $4,175,400
                                                                 ==========       ==========
See Notes to Financial Statements.

                            ENTERGY LOUISIANA, INC.
                          SELECTED OPERATING RESULTS
       For the Three and Nine Months Ended September 30, 1998 and 1997
                                 (Unaudited)

                                         Three Months Ended     Increase/
             Description                  1998        1997     (Decrease)        %
                                         (Dollars In Millions)
Electric Operating Revenues:
  Residential                            $ 224.1     $ 222.6      $ 1.5            1
  Commercial                               112.1       116.8       (4.7)          (4)
  Industrial                               155.0       180.2      (25.2)         (14)
  Governmental                               8.8         9.1       (0.3)          (3)
                                         ------------------------------
    Total retail                           500.0       528.7      (28.7)          (5)
  Sales for resale:
     Associated companies                    3.7         2.7        1.0           37
     Non-associated companies               16.0        16.4       (0.4)          (2)
  Other                                     17.9         6.7       11.2          167
                                         ------------------------------
    Total                                $ 537.6     $ 554.5     ($16.9)          (3)
                                         ==============================

Billed Electric Energy
 Sales (GWH):
  Residential                              3,058       2,738        320           12
  Commercial                               1,615       1,502        113            8
  Industrial                               3,805       3,918       (113)          (3)
  Governmental                               125         119          6            5
                                         ------------------------------
    Total retail                           8,603       8,277        326            4
  Sales for resale:
     Associated companies                     76          72          4            6
     Non-associated companies                207         256        (49)         (19)
                                         ------------------------------
    Total                                  8,886       8,605        281            3
                                         ==============================
                                         Nine Months Ended      Increase/
             Description                 1998        1997      (Decrease)        %
                                         (Dollars In Millions)
Electric Operating Revenues:
  Residential                            $ 465.1     $ 475.4    ($ 10.3)          (2)
  Commercial                               274.6       291.4      (16.8)          (6)
  Industrial                               441.0       538.0      (97.0)         (18)
  Governmental                              24.5        26.2       (1.7)          (6)
                                         ------------------------------
    Total retail                         1,205.2     1,331.0     (125.8)          (9)
  Sales for resale:
     Associated companies                   14.0         3.5       10.5          300
     Non-associated companies               42.8        41.5        1.3            3
  Other                                     55.8        24.7       31.1          126
                                        -------------------------------
    Total                               $1,317.8   $ 1,400.7     ($82.9)          (6)
                                        ===============================
Billed Electric Energy
 Sales (GWH):
  Residential                              6,620       6,042        578           10
  Commercial                               3,979       3,732        247            7
  Industrial                              11,120      12,511     (1,391)         (11)
  Governmental                               364         348         16            5
                                         ------------------------------
    Total retail                          22,083      22,633       (550)          (2)
  Sales for resale:
     Associated companies                    311          98        213          217
     Non-associated companies                619         616          3            -
                                         ------------------------------
    Total                                 23,013      23,347       (334)          (1)
                                         ==============================

                        ENTERGY MISSISSIPPI, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income increased for the three and nine months ended September 30, 1998 primarily due to an increase in electric operating revenues, partially offset by an increase in operating expenses and higher income taxes.

      Significant factors affecting the results of operations and causing variances between the three and nine months ended September 30, 1998 and 1997 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 1998 are as follows:

                                 Three Months Ended   Nine Months Ended
Description                     Increase/(Decrease)  Increase/(Decrease)
                                              (In Millions)

Change in base revenues                 ($3.5)              ($9.0)
Grand Gulf rate rider                    12.8                23.8
Fuel cost recovery                        9.1                15.0
Sales volume/weather                     10.9                21.2
Other revenue (including unbilled)       (2.8)               14.0
Sales for resale                          3.3                25.5
                                        -----               -----
   Total                                $29.8               $90.5
                                        =====               =====

      Electric operating revenues increased for the three and nine months ended September 30, 1998 primarily due to increases in Grand Gulf rate rider revenue, sales volume, and fuel cost recovery revenues. The increase in other revenues (primarily unbilled revenues) and sales for resale also contributed to the increase in electric operating revenues for the nine months ended September 30, 1998. The increase in the Grand Gulf rate rider revenue, which does not affect net income, and in sales volume was primarily due to significantly warmer weather in 1998. The increase in fuel costs recovery revenues, which do not affect net income, was due to increased generation in 1998 as well as, for the nine months ended September 30, 1998, an MPSC order, effective May 1, 1997, that changed fuel recovery pricing to a fixed fuel factor, subject to annual review. For the nine months ended September 30, 1998, unbilled revenue increased due to increased sales volume and favorable pricing attributable to the application of the fixed fuel factor in 1998. For the nine months ended September 30, 1998, sales for resale increased as a result of an increase in sales to associated companies primarily due to increased generation and availability among the domestic utility companies.

                        ENTERGY MISSISSIPPI, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Expenses

      Operating expenses increased for the three and nine months ended September 30, 1998 primarily due to an increase in fuel expenses and other regulatory charges (credits) which, for the nine months ended September 30, 1998, was partially offset by a decrease in purchased power expenses. The increase in fuel expenses was due to the impact of the under-recovery of deferred fuel costs in excess of the fixed fuel factor applied in 1997. In January 1998, Entergy Mississippi increased its fixed fuel factor to more accurately recover actual fuel expenses. The increase in other regulatory charges (credits), which do not materially affect net income, was a result of the over-recovery of Grand Gulf 1-related costs due to increased sales. The decrease in purchased power expense for the nine months ended September 30, 1998 was due to a shift from higher priced purchased power to lower priced fossil fuel.

Other

      The effective income tax rate of 35.7% for the three months ended September 30, 1998 remained relatively unchanged from the rate of 35.4% for the three months ended September 30, 1997. For the nine months ended September 30, 1998 and 1997, the effective income tax rates were 34.8% and 33.6%, respectively. The increase in 1998 was primarily due to the impact of excess deferred taxes on rate deferrals and the amortization of investment tax credits.

                        ENTERGY MISSISSIPPI, INC.
                          STATEMENTS OF INCOME
  For the Three and Nine Months Ended September 30, 1998 and 1997
                               (Unaudited)

                                                   Three Months Ended      Nine Months Ended
                                                    1998        1997        1998      1997
                                                    (In Thousands)           (In Thousands)
Operating Revenues                                 $324,784    $294,983   $798,709   $708,203
                                                   --------    --------   --------   --------
Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                  85,859      72,379    196,260    138,928
     Purchased power                                 71,404      71,441    210,030    218,015
     Other operation and maintenance                 30,631      32,227     90,861     95,704
  Depreciation and amortization                      10,900      10,739     33,294     32,120
  Taxes other than income taxes                      12,061      12,058     34,259     33,471
  Other regulatory charges (credits)                 24,912       7,596      2,883    (33,090)
  Amortization of rate deferrals                     34,989      35,711    104,968    107,134
                                                   --------    --------   --------   --------
        Total                                       270,756     242,151    672,555    592,282
                                                   --------    --------   --------   --------

Operating Income                                     54,028      52,832    126,154    115,921
                                                   --------    --------   --------   --------

Other Income:
  Allowance for equity funds used
   during construction                                   17           -         17        560
  Miscellaneous - net                                   971         399      3,002        662
                                                   --------    --------   --------   --------
        Total                                           988         399      3,019      1,222
                                                   --------    --------   --------   --------

Interest Charges:
  Interest on long-term debt                          9,153       9,798     28,614     31,211
  Other interest - net                                  577       1,154      2,737      3,477
  Allowance for borrowed funds used
   during construction                                 (287)        (20)      (420)      (482)
                                                   --------    --------   --------   --------
        Total                                         9,443      10,932     30,931     34,206
                                                   --------    --------   --------   --------

Income Before Income Taxes                           45,573      42,299     98,242     82,937

Income Taxes                                         16,252      14,964     34,215     27,851
                                                   --------    --------   --------   --------

Net Income                                           29,321      27,335     64,027     55,086

Preferred Stock Dividend Requirements
  and Other                                             843       1,129      2,527      3,258
                                                   --------    --------   --------   --------

Earnings Applicable to Common Stock                 $28,478     $26,206    $61,500    $51,828
                                                   ========    ========   ========   ========

See Notes to Financial Statements.

                            ENTERGY MISSISSIPPI, INC.
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 1998 and 1997
                                 (Unaudited)

                                                                          1998              1997
                                                                               (In Thousands)
Operating Activities:
  Net income                                                              $64,027           $55,086
  Noncash items included in net income:
    Amortization of rate deferrals                                        104,968           107,134
    Other regulatory charges (credits)                                      2,883           (33,090)
    Depreciation and amortization                                          33,294            32,120
    Deferred income taxes and investment tax credits                      (35,446)          (29,761)
    Allowance for equity funds used during construction                       (17)             (560)
  Changes in working capital:
    Receivables                                                           (50,180)          (18,818)
    Fuel inventory                                                            809             5,011
    Accounts payable                                                       14,255             5,316
    Taxes accrued                                                          43,546            38,807
    Interest accrued                                                       (1,212)           (7,751)
    Other working capital accounts                                         (7,703)          (12,506)
  Other                                                                   (17,740)               20
                                                                        ---------         ---------
    Net cash flow provided by operating activities                        151,484           141,008
                                                                        ---------         ---------

Investing Activities:
  Construction expenditures                                               (31,391)          (37,378)
  Allowance for equity funds used during construction                          17               560
                                                                        ---------         ---------
    Net cash flow used in investing activities                            (31,374)          (36,818)
                                                                        ---------         ---------

Financing Activities:
  Proceeds from the issuance of general and refunding
    mortgage bonds                                                         78,703            64,827
  Retirement of:
    General and refunding mortgage bonds                                  (80,000)          (96,000)
    Other long-term debt                                                      (20)              (15)
  Redemption of preferred stock                                                 -           (14,500)
  Changes in short-term borrowings - net                                  (47,162)           (7,132)
  Dividends paid:
    Common stock                                                          (66,000)          (53,400)
    Preferred stock                                                        (2,527)           (3,156)
                                                                        ---------         ---------
    Net cash flow used in financing activities                           (117,006)         (109,376)
                                                                        ---------         ---------

Net increase (decrease) in cash and cash equivalents                        3,104            (5,186)

Cash and cash equivalents at beginning of period                            6,816             9,498
                                                                        ---------         ---------

Cash and cash equivalents at end of period                                 $9,920            $4,312
                                                                        =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                  $31,165           $41,044
    Income taxes                                                          $18,926           $11,670

See Notes to Financial Statements.

                           ENTERGY MISSISSIPPI, INC.
                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                 (Unaudited)

                                                                   1998             1997
                         ASSETS                                         (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                           $8,999           $6,816
    Temporary cash investments - at cost,
      which approximates market                                       921                -
                                                               ----------       ----------
           Total cash and cash equivalents                          9,920            6,816
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $.9 million in 1998 and 1997)                              67,280           36,636
    Associated companies                                           10,792            6,842
    Other                                                           1,146            4,139
    Accrued unbilled revenues                                      68,572           49,993
  Deferred fuel costs                                              14,289           14,967
  Fuel inventory - at average cost                                  2,577            3,386
  Materials and supplies - at average cost                         17,500           17,657
  Rate deferrals                                                        -          104,969
  Prepayments and other                                             4,790           24,896
                                                               ----------       ----------
           Total                                                  196,866          270,301
                                                               ----------       ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity                    5,531            5,531
  Other - at cost (less accumulated depreciation)                   7,633            7,757
                                                               ----------       ----------
           Total                                                   13,164           13,288
                                                               ----------       ----------

Utility Plant:
  Electric                                                      1,715,139        1,687,400
  Construction work in progress                                    26,163           22,960
                                                               ----------       ----------
           Total                                                1,741,302        1,710,360
  Less - accumulated depreciation and amortization                684,605          656,828
                                                               ----------       ----------
           Utility plant - net                                  1,056,697        1,053,532
                                                               ----------       ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                                27,702           22,993
    Unamortized loss on reacquired debt                             8,205            8,404
    Other regulatory assets                                        88,261           64,827
  Other                                                             6,599            6,216
                                                               ----------       ----------
           Total                                                  130,767          102,440
                                                               ----------       ----------

           TOTAL                                               $1,397,494       $1,439,561
                                                               ==========       ==========
See Notes to Financial Statements.

                           ENTERGY MISSISSIPPI, INC.
                                BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                                 (Unaudited)

                                                            1998             1997
       LIABILITIES AND SHAREHOLDERS' EQUITY                     (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                             $20              $20
  Notes payable - associated companies                            -           47,162
  Accounts payable:
    Associated companies                                     43,067           36,057
    Other                                                    18,521           11,276
  Customer deposits                                          17,389           24,084
  Taxes accrued                                              75,860           32,314
  Accumulated deferred income taxes                             600           44,277
  Interest accrued                                           13,097           14,309
  Other                                                       3,183            2,806
                                                         ----------       ----------
           Total                                            171,737          212,305
                                                         ----------       ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                         258,147          244,464
  Accumulated deferred investment tax credits                22,784           23,915
  Other                                                       6,950           15,892
                                                         ----------       ----------
           Total                                            287,881          284,271
                                                         ----------       ----------

Long-term debt                                              463,547          464,156

Shareholders' Equity:
  Preferred stock without sinking fund                       50,381           50,381
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares                                        199,326          199,326
  Capital stock expense and other                               (59)             (59)
  Retained earnings                                         224,681          229,181
                                                         ----------       ----------
           Total                                            474,329          478,829
                                                         ----------       ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                         $1,397,494       $1,439,561
                                                         ==========       ==========
See Notes to Financial Statements.

                         ENTERGY MISSISSIPPI, INC.
                        SELECTED OPERATING RESULTS
      For the Three and Nine Months Ended September 30, 1998 and 1997
                               (Unaudited)

                                  Three Months Ended   Increase/
          Description              1998       1997    (Decrease)    %
                                   (Dollars In Millions)
Electric Operating Revenues:
  Residential                     $ 139.2    $ 120.9   $ 18.3      15
  Commercial                         89.4       80.5      8.9      11
  Industrial                         46.0       44.3      1.7       4
  Governmental                        7.7        7.3      0.4       5
                                  ---------------------------
    Total retail                    282.3      253.0     29.3      12
  Sales for resale:
     Associated companies            29.3       27.8      1.5       5
     Non-associated companies         8.3        6.5      1.8      28
  Other                               4.9        7.7     (2.8)    (36)
                                  ---------------------------
    Total                         $ 324.8    $ 295.0   $ 29.8      10
                                  ===========================

Billed Electric Energy
 Sales (GWH):
  Residential                       1,750      1,517      233      15
  Commercial                        1,246      1,125      121      11
  Industrial                          830        806       24       3
  Governmental                        101         94        7       7
                                  ---------------------------
    Total retail                    3,927      3,542      385      11
  Sales for resale:
     Associated companies             903        715      188      26
     Non-associated companies         162        126       36      29
                                  ---------------------------
    Total                           4,992      4,383      609      14
                                  ===========================

                                   Nine Months Ended  Increase/
          Description              1998       1997    (Decrease)    %
                                   (Dollars In Millions)
Electric Operating Revenues:
  Residential                     $ 297.1    $ 264.8   $ 32.3      12
  Commercial                        221.9      206.9     15.0       7
  Industrial                        130.9      127.8      3.1       2
  Governmental                       21.0       20.4      0.6       3
                                  ---------------------------
    Total retail                    670.9      619.9     51.0       8
  Sales for resale:
     Associated companies            71.2       49.5     21.7      44
     Non-associated companies        19.7       15.9      3.8      24
  Other                              36.9       22.9     14.0      61
                                  ---------------------------
    Total                         $ 798.7    $ 708.2   $ 90.5      13
                                  ===========================

Billed Electric Energy
 Sales (GWH):
  Residential                       3,759      3,338      421      13
  Commercial                        3,021      2,778      243       9
  Industrial                        2,359      2,279       80       4
  Governmental                        260        251        9       4
                                  ---------------------------
    Total retail                    9,399      8,646      753       9
  Sales for resale:
     Associated companies           2,136      1,145      991      87
     Non-associated companies         373        309       64      21
                                  ---------------------------
    Total                          11,908     10,100    1,808      18
                                  ===========================

                        ENTERGY NEW ORLEANS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS

Net Income

      Net income increased for the three and nine months ended September 30, 1998 primarily due to an increase in electric operating revenues, partially offset by an increase in operating expenses.

      Significant factors affecting the results of operations and causing variances between the three and nine months ended September 30, 1998 and 1997 are discussed under "Revenues and Sales", "Expenses", and "Other" below.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 1998 are as follows:

                                  Three Months Ended     Nine Months Ended
Description                       Increase/(Decrease)    Increase/(Decrease)
                                                   (In Millions)

Change in base revenues                  ($1.3)                   ($7.7)
Fuel cost recovery                        17.6                     21.2
Sales volume/weather                       6.8                     11.8
Other revenue (including unbilled)         2.1                      5.2
Sales for resale                           1.1                      1.1
                                         -----                    -----
   Total                                 $26.3                    $31.6
                                         =====                    =====


      Electric operating revenues increased for the three and nine months ended September 30, 1998 primarily due to increases in fuel cost recovery revenues, sales volume, and other revenue (primarily unbilled revenue), partially offset by a decrease in base revenues. Fuel cost recovery revenues, which do not affect net income, increased primarily due to higher fuel prices and increased generation. The increase in sales volume was primarily due to significantly warmer weather in 1998. The increase in unbilled revenue was primarily due to the impact of a September 1997 price refund, which lowered unbilled revenue at September 30, 1997. Base revenues decreased primarily due to reductions in residential and commercial rates that went into effect in August 1997.

Expenses

      Operating expenses increased for the three and nine months ended September 30, 1998 primarily due to increases in fuel expense and other regulatory charges and, for the nine months ended September 30, 1998, an increase in purchased power. Fuel expenses increased primarily due to an increase in deferred electric fuel costs for the three months ended September 30, 1998, resulting from a net over-recovery of fuel costs in the third quarter of 1998 as compared to a net under-recovery of fuel costs in the third quarter of 1997. The increase in deferred electric fuel costs for the nine months ended September 30, 1998 was partially offset by an under-recovery of fuel costs requirements in the first and second quarters of 1998 due to increased generation. Additionally, for the nine months ended September 30, 1998, fuel oil expenses increased due to increased generation requirements and increased usage of fossil fuel. Partially offsetting the increase in fuel expenses was decreased gas purchased for resale expense due to lower gas prices. The increase in other regulatory charges, which do not materially affect net income, was primarily due to the increased over-recovery of Grand Gulf 1-related costs for the three and nine months ended September 30, 1998 compared to the net under-recovery for the same periods in 1997. Purchased power expenses increased for the nine months ended

                        ENTERGY NEW ORLEANS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


September 30, 1998 primarily due to increased generation requirements as a result of significantly warmer weather in the second and third quarters of 1998.

Other

     For the three and nine months ended September 30, 1998 and 1997, the effective income tax rates were relatively unchanged at 39.5% versus 40.0% and 41.6% versus 42.5%, respectively.

                        ENTERGY NEW ORLEANS, INC.
                          STATEMENTS OF INCOME
      For the Three and Nine Months Ended September 30, 1998 and 1997
                               (Unaudited)

                                                      Three Months Ended      Nine Months Ended
                                                       1998      1997         1998        1997
                                                       (In Thousands)           (In Thousands)
Operating Revenues:
  Electric                                           $153,215   $126,901    $340,672    $309,050
  Natural gas                                          12,593     13,039      63,905      65,649
                                                     --------   --------    --------    --------
        Total                                         165,808    139,940     404,577     374,699
                                                     --------   --------    --------    --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses,
     and gas purchased for resale                      47,512     28,146     103,196      96,586
    Purchased power                                    44,058     46,958     130,886     119,922
    Other operation and maintenance                    20,677     19,443      57,763      52,125
  Depreciation and amortization                         5,224      5,477      16,303      16,068
  Taxes other than income taxes                        12,102     11,448      30,827      28,940
  Other regulatory charges (credits)                    4,020     (1,776)       (824)     (4,180)
  Amortization of rate deferrals                       12,005     12,148      28,857      28,987
                                                     --------   --------    --------    --------
        Total                                         145,598    121,844     367,008     338,448
                                                     --------   --------    --------    --------

Operating Income                                       20,210     18,096      37,569      36,251
                                                     --------   --------    --------    --------

Other Income (Deductions):
  Allowance for equity funds used
    during construction                                   125         99         214         259
  Miscellaneous - net                                     376        (27)        498          (7)
                                                     --------   --------    --------    --------
        Total                                             501         72         712         252
                                                     --------   --------    --------    --------

Interest Charges:
  Interest on long-term debt                            3,547      3,429      10,406      10,488
  Other interest - net                                    294        485         771       1,064
  Allowance for borrowed funds used
    during construction                                   (97)       (68)       (165)       (194)
                                                     --------   --------    --------    --------
        Total                                           3,744      3,846      11,012      11,358
                                                     --------   --------    --------    --------

Income Before Income Taxes                             16,967     14,322      27,269      25,145

Income Taxes                                            6,709      5,732      11,336      10,699
                                                     --------   --------    --------    --------

Net Income                                             10,258      8,590      15,933      14,446

Preferred Stock Dividend Requirements
  and Other                                               242        242         724         724
                                                     --------   --------    --------    --------

Earnings Applicable to Common Stock                   $10,016     $8,348     $15,209     $13,722
                                                     ========   ========    ========    ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                        STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 1998 and 1997
                               (Unaudited)

                                                                            1998          1997
                                                                               (In Thousands)
Operating Activities:
  Net income                                                               $15,933       $14,446
  Noncash items included in net income:
    Amortization of rate deferrals                                          28,857        28,987
    Other regulatory charges (credits)                                        (824)       (4,180)
    Depreciation and amortization                                           16,303        16,068
    Deferred income taxes and investment tax credits                       (12,696)       (1,690)
    Allowance for equity funds used during construction                       (214)         (259)
  Changes in working capital:
    Receivables                                                            (24,676)         (801)
    Accounts payable                                                         2,161        (1,323)
    Taxes accrued                                                           19,638        12,233
    Interest accrued                                                        (3,054)       (2,426)
    Deferred fuel and resale gas costs                                       4,925        (4,586)
    Other working capital accounts                                             528       (12,288)
  Other                                                                    (11,977)       (7,390)
                                                                         ---------     ---------
    Net cash flow provided by operating activities                          34,904        36,791
                                                                         ---------     ---------

Investing Activities:
  Construction expenditures                                                (12,073)       (7,652)
  Allowance for equity funds used during construction                          214           259
                                                                         ---------     ---------
    Net cash flow used in investing activities                             (11,859)       (7,393)
                                                                         ---------     ---------

Financing Activities:
  Proceeds from the issuance of general and refunding mortgage bonds        29,438             -
  Retirement of:
    First mortgage bonds                                                         -       (12,000)
    General and refunding mortgage bonds                                   (30,000)            -
  Dividends paid:
    Common stock                                                            (9,700)      (26,000)
    Preferred stock                                                           (724)         (965)
                                                                         ---------     ---------
   Net cash flow used in financing activities                              (10,986)      (38,965)
                                                                         ---------     ---------

Net increase (decrease) in cash and cash equivalents                        12,059        (9,567)

Cash and cash equivalents at beginning of period                            11,376        17,510
                                                                         ---------     ---------

Cash and cash equivalents at end of period                                 $23,435        $7,943
                                                                         =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                   $13,259       $13,535
    Income taxes - net                                                      $5,462        $4,309

See Notes to Financial Statements.

                         ENTERGY NEW ORLEANS, INC.
                              BALANCE SHEETS
                September 30, 1998 and December 31, 1997
                               (Unaudited)

                                                             1998            1997
                      ASSETS                                   (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                    $6,823          $4,321
    Temporary cash investments - at cost,
      which approximates market:
       Associated companies                                  3,492           1,918
       Other                                                13,120           5,137
                                                          --------        --------
           Total cash and cash equivalents                  23,435          11,376
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $0.7 million in 1998 and 1997)                      48,607          26,913
    Associated companies                                       921           1,081
    Other                                                    3,465           4,155
    Accrued unbilled revenues                               19,915          16,083
  Deferred electric fuel and resale gas costs                4,459           9,384
  Materials and supplies - at average cost                   8,615           9,389
  Rate deferrals                                            28,587          35,336
  Prepayments and other                                      4,800           6,087
                                                          --------        --------
           Total                                           142,804         119,804
                                                          --------        --------

Other Property and Investments:
  Investment in subsidiary companies - at equity             3,259           3,259
                                                          --------        --------

Utility Plant:
  Electric                                                 514,074         508,338
  Natural gas                                              132,448         122,308
  Construction work in progress                             15,676          19,184
                                                          --------        --------
           Total                                           662,198         649,830
  Less - accumulated depreciation and amortization         369,374         355,854
                                                          --------        --------
           Utility plant - net                             292,824         293,976
                                                          --------        --------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                          42,085          64,192
    SFAS 109 regulatory asset - net                              -           1,202
    Unamortized loss on reacquired debt                      1,453           1,435
    Other regulatory assets                                 18,966          13,392
  Other                                                      1,409             890
                                                          --------        --------
           Total                                            63,913          81,111
                                                          --------        --------

           TOTAL                                          $502,800        $498,150
                                                          ========        ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                            BALANCE SHEETS
                September 30, 1998 and December 31, 1997
                             (Unaudited)

                                                                  1998             1997
         LIABILITIES AND SHAREHOLDERS' EQUITY                       (In Thousands)
Current Liabilities:
  Accounts payable:
    Associated companies                                         $17,164          $15,922
    Other                                                         18,424           17,505
  Customer deposits                                               17,991           16,982
  Taxes accrued                                                   24,908            5,270
  Accumulated deferred income taxes                                6,015           11,544
  Interest accrued                                                 1,995            5,049
  Provision for rate refund                                            -            3,108
  Other                                                            2,797            2,231
                                                                --------         --------
           Total                                                  89,294           77,611
                                                                --------         --------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                               51,725           61,000
  Accumulated deferred investment tax credits                      7,019            7,396
  Accumulated provision for property insurance                    15,322           15,487
  SFAS 109 regulatory liability - net                              1,001
  Other                                                           12,552           16,327
                                                                --------         --------
           Total                                                  87,619          100,210
                                                                --------         --------

Long-term debt                                                   169,002          168,953

Shareholders' Equity:
  Preferred stock without sinking fund                            19,780           19,780
   Common stock, $4 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares                                              33,744           33,744
  Additional paid-in capital                                      36,294           36,294
  Retained earnings subsequent to the elimination of
     the accumulated deficit on November 30, 1988                 67,067           61,558
                                                                --------         --------
           Total                                                 156,885          151,376
                                                                --------         --------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                                $502,800         $498,150
                                                                ========         ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                        SELECTED OPERATING RESULTS
    For the Three and Nine Months Ended September 30, 1998 and 1997
                               (Unaudited)

                                    Three Months Ended  Increase/
           Description              1998        1997    (Decrease)       %
                                     (Dollars In Millions)
Electric Operating Revenues:
  Residential                        $ 70.4     $ 55.3    $ 15.1         27
  Commercial                           47.8       38.3       9.5         25
  Industrial                            8.1        6.3       1.8         29
  Governmental                         20.5       16.6       3.9         23
                                    ----------------------------
    Total retail                      146.8      116.5      30.3         26
  Sales for resale:
     Associated companies               1.5        0.8       0.7         88
     Non-associated companies           3.2        2.8       0.4         14
  Other (1)                             1.7        6.8      (5.1)       (75)
                                    ----------------------------
    Total                           $ 153.2    $ 126.9    $ 26.3         21
                                    ============================

Billed Electric Energy
 Sales (GWH):
  Residential                           844        761        83         11
  Commercial                            648        610        38          6
  Industrial                            144        128        16         13
  Governmental                          311        285        26          9
                                    ----------------------------
    Total retail                      1,947      1,784       163          9
  Sales for resale:
     Associated companies                42         22        20         91
     Non-associated companies            50         51        (1)        (2)
                                    ----------------------------
    Total                             2,039      1,857       182         10
                                    ============================

                                    Nine Months Ended   Increase/
           Description              1998        1997    (Decrease)        %
                                     (Dollars In Millions)
Electric Operating Revenues:
  Residential                       $ 131.3    $ 111.2    $ 20.1         18
  Commercial                          114.5      107.2       7.3          7
  Industrial                           20.4       18.2       2.2         12
  Governmental                         47.4       43.1       4.3         10
                                    ----------------------------
    Total retail                      313.6      279.7      33.9         12
  Sales for resale:
     Associated companies               6.8        7.8      (1.0)       (13)
     Non-associated companies           8.5        6.4       2.1         33
  Other (1)                            11.8       15.2      (3.4)       (22)
                                    ----------------------------
    Total                           $ 340.7    $ 309.1    $ 31.6         10
                                    ============================

Billed Electric Energy
 Sales (GWH):
  Residential                         1,680      1,521       159         10
  Commercial                          1,628      1,576        52          3
  Industrial                            395        367        28          8
  Governmental                          780        745        35          5
                                    ----------------------------
    Total retail                      4,483      4,209       274          7
  Sales for resale:
     Associated companies               222        247       (25)       (10)
     Non-associated companies           145        112        33         29
                                    ----------------------------
    Total                             4,850      4,568       282          6
                                    ============================
(1) Includes the effect of the provision for rate refunds.

                      SYSTEM ENERGY RESOURCES, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income for the three and nine months ended September 30, 1998 remained relatively unchanged as compared to the same periods in 1997.

      Significant factors affecting the results of operations and causing variances between the three and nine months ended September 30, 1998 and 1997 are discussed under "Revenues", "Expenses", and "Other" below.

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

Expenses

      Operating expenses decreased for the three and nine months ended September 30, 1998 primarily due to lower other operation and maintenance expenses. The decrease in operating expenses for the nine months ended September 30, 1998, was also impacted by lower fuel expenses and depreciation, amortization, and decommissioning expenses. The decrease in other operation and maintenance expenses was due primarily to the impact of various materials and supplies refunds, an insurance refund, and a decrease in contract labor. Fuel expenses decreased because of lower generation due to a scheduled nuclear refueling outage in April and May of this year. Depreciation, amortization, and decommissioning expenses were lower as a result of the recognition of additional depreciation in the nine months ended September 30, 1997 associated with the sale and leaseback in 1989 of a portion of Grand Gulf 1.

Other

      Interest on long-term debt decreased for the three and nine months ended September 30, 1998 as a result of the redemption of a series of First Mortgage Bonds in April 1998.

      For the three and nine months ended September 30, 1998 and 1997 the effective income tax rates were relatively unchanged at 45.1% versus 46.0% and 45.2% versus 44.8%, respectively.

                        SYSTEM ENERGY RESOURCES, INC.
                            STATEMENTS OF INCOME
      For the Three and Nine Months Ended September 30, 1998 and 1997
                                 (Unaudited)

                                                         Three Months Ended     Nine Months Ended
                                                        1998         1997        1998      1997
                                                           (In Thousands)       (In Thousands)
Operating Revenues                                      $152,083     $160,573   $445,025  $477,255
                                                        --------     --------   --------  --------
Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                       12,278       12,270     29,308    36,728
     Nuclear refueling outage expenses                     3,479        4,202     12,255    11,826
     Other operation and maintenance                      22,513       28,431     66,285    77,228
  Depreciation, amortization, and decommissioning         38,477       36,238    104,067   110,951
  Taxes other than income taxes                            6,564        6,619     20,202    19,825
                                                        --------     --------   --------  --------
        Total                                             83,311       87,760    232,117   256,558
                                                        --------     --------   --------  --------

Operating Income                                          68,772       72,813    212,908   220,697
                                                        --------     --------   --------  --------

Other Income:
  Allowance for equity funds used
   during construction                                       608        1,169      1,689     1,730
  Miscellaneous - net                                      3,058        2,323      8,670     5,564
                                                        --------     --------   --------  --------
        Total                                              3,666        3,492     10,359     7,294
                                                        --------     --------   --------  --------

Interest Charges:
  Interest on long-term debt                              25,617       30,079     84,068    91,940
  Other interest - net                                     1,560        1,720      4,827     5,331
  Allowance for borrowed funds used
   during construction                                      (542)        (761)    (1,488)   (1,318)
                                                        --------     --------   --------  --------
        Total                                             26,635       31,038     87,407    95,953
                                                        --------     --------   --------  --------

Income Before Income Taxes                                45,803       45,267    135,860   132,038

Income Taxes                                              20,664       20,818     61,355    59,151
                                                        --------     --------   --------  --------

Net Income                                               $25,139      $24,449    $74,505   $72,887
                                                        ========     ========   ========  ========

See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                          STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 1998 and 1997
                               (Unaudited)

                                                               1998           1997
                                                                  (In Thousands)
Operating Activities:
  Net income                                                   $74,505       $72,887
  Noncash items included in net income:
    Depreciation, amortization, and decommissioning            104,067       110,951
    Deferred income taxes and investment tax credits           (28,736)      (30,168)
    Allowance for equity funds used during construction         (1,689)       (1,730)
  Changes in working capital:
    Receivables                                                  1,283        (8,110)
    Accounts payable                                            (4,318)        5,380
    Taxes accrued                                               21,590         6,146
    Interest accrued                                           (10,830)          169
    Other working capital accounts                              (6,621)       14,423
  Decommissioning trust contributions and realized
   change in trust assets                                      (18,053)      (17,202)
  FERC Settlement - refund obligation                           (3,795)       (3,351)
  Provision for estimated losses and reserves                   51,503        30,303
  Other                                                          6,016        21,298
                                                             ---------     ---------
    Net cash flow provided by operating activities             184,922       200,996
                                                             ---------     ---------

Investing Activities:
  Construction expenditures                                    (20,004)      (25,403)
  Allowance for equity funds used during construction            1,689         1,730
  Nuclear fuel purchases                                       (30,523)          (39)
  Proceeds from sale/leaseback of nuclear fuel                  30,523            39
                                                             ---------     ---------
    Net cash flow used in investing activities                 (18,315)      (23,673)
                                                             ---------     ---------

Financing Activities:
  Retirement of:
    First mortgage bonds                                       (70,000)      (10,000)
    Other long-term debt                                        (7,861)       (7,319)
  Common stock dividends paid                                  (72,300)      (84,000)
                                                             ---------     ---------
    Net cash flow used in financing activities                (150,161)     (101,319)
                                                             ---------     ---------

Net increase in cash and cash equivalents                       16,446        76,004

Cash and cash equivalents at beginning of period               206,410        92,315
                                                             ---------     ---------

Cash and cash equivalents at end of period                    $222,856      $168,319
                                                             =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                       $87,298       $89,681
    Income taxes                                               $63,664       $77,016
  Noncash investing and financing activities:
    Change in unrealized appreciation (depreciation) of
    decommissioning trust assets                                  $314         ($564)

See Notes to Financial Statements.

                       SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                September 30, 1998 and December 31, 1997
                                (Unaudited)

                                                                    1998                 1997
                         ASSETS                                           (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                               $686                $792
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                         46,695              55,891
        Other                                                       175,475             149,727
                                                                 ----------          ----------
           Total cash and cash equivalents                          222,856             206,410
  Accounts receivable:
    Associated companies                                             77,827              79,262
    Other                                                             4,292               4,140
  Materials and supplies - at average cost                           62,332              63,782
  Deferred nuclear refueling outage costs                            16,331               7,777
  Prepayments and other                                               3,357               3,658
                                                                 ----------          ----------
           Total                                                    386,995             365,029
                                                                 ----------          ----------

Other Property and Investments:
  Decommissioning trust fund                                        104,279              85,912
                                                                 ----------          ----------

Utility Plant:
  Electric                                                        3,029,956           3,025,389
  Electric plant under leases                                       441,803             440,970
  Construction work in progress                                      52,872              36,445
  Nuclear fuel under capital lease                                   73,839              64,190
                                                                 ----------          ----------
           Total                                                  3,598,470           3,566,994
  Less - accumulated depreciation and amortization                1,169,371           1,086,820
                                                                 ----------          ----------
           Utility plant - net                                    2,429,099           2,480,174
                                                                 ----------          ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                                 227,011             243,027
    Unamortized loss on reacquired debt                              46,587              51,386
    Other regulatory assets                                         193,775             192,290
  Other                                                              13,614              14,213
                                                                 ----------          ----------
           Total                                                    480,987             500,916
                                                                 ----------          ----------

           TOTAL                                                 $3,401,360          $3,432,031
                                                                 ==========          ==========
See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                 (Unaudited)

                                                         1998               1997
     LIABILITIES AND SHAREHOLDER'S EQUITY                      (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                     $160,000            $70,000
  Accounts payable:
    Associated companies                                  25,637             29,131
    Other                                                 18,298             19,122
  Taxes accrued                                           97,265             75,675
  Interest accrued                                        31,492             42,322
  Obligations under capital leases                        36,156             41,977
  Other                                                    1,523              1,341
                                                      ----------         ----------
           Total                                         370,371            279,568
                                                      ----------         ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                      516,858            562,051
  Accumulated deferred investment tax credits             97,564            100,171
  Obligations under capital leases                        37,683             22,213
  FERC Settlement - refund obligation                     44,505             48,300
  Other                                                  307,877            227,847
                                                      ----------         ----------
           Total                                       1,004,487            960,582
                                                      ----------         ----------

Long-term debt                                         1,174,350          1,341,948

Common Shareholder's Equity:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares                                       789,350            789,350
  Retained earnings                                       62,802             60,583
                                                      ----------         ----------
           Total                                         852,152            849,933
                                                      ----------         ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                      $3,401,360         $3,432,031
                                                      ==========         ==========
See Notes to Financial Statements.



              ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


      The following discussion compares the results of operations for the three and nine months ended September 30, 1998 with the results of operations for the respective periods in 1997. The nine months ended September 30, 1997 includes eight months of results of operations for London Electricity due to its acquisition effective February 1, 1997.

Net Income

      Net income increased for the three and nine months ended September 30, 1998 primarily due to decreases in income tax expenses, and, for the nine months ended, an increase in operating revenues, partially offset by an increase in operating expenses. Excluding the effects of the windfall profits tax in 1997 and the corporation tax rate changes in 1998 and 1997, which are discussed under "Other" below, net income would have increased approximately $40 million and $50 million for the three and nine months ended September 30, 1998, respectively.

      Significant factors affecting the results of operations and causing variances between the three and nine months ended September 30, 1998 and 1997 are discussed under "Revenues", "Expenses", and "Other" below.

Revenues

      The changes in operating revenues for the three and nine months ended September 30, 1998 are as follows:

                             Three Months Ended     Nine Months Ended
Description                  Increase/(Decrease)   Increase/(Decrease)
                                           (In Millions)

Electricity distribution           $17.0                   $68.3
Electricity supply                   3.9                   177.8
Other                                7.9                    40.4
Intra-business                      (8.0)                  (65.8)
                                   -----                  ------
   Total                           $20.8                  $220.7
                                   =====                  ======


      Two principal factors determine the amount of revenues produced by the main electricity distribution and supply businesses: (1) the unit prices of the electricity distributed and supplied (which are controlled by the Distribution Price Control Formula and, for franchise customers, the Supply Price Control Formula, respectively, which determine the maximum average price per unit (kilowatt hour) of electricity that may be charged) and (2) the number of electricity units distributed and supplied which depends on the demand of London Electricity's customers for electricity within its Franchise Area. Demand varies based upon weather conditions and economic activity. London Electricity will have the exclusive right to supply all franchise supply customers in its Franchise Area until late 1998.

      Revenues from the distribution business increased for the three and nine months ended September 30, 1998. The increase for the three month period was primarily due to an increase in the BPS to U.S. dollar exchange rate for the period, a change in the seasonal tariff structure to recover higher system costs in the summer months, and a one time recovery of meter installation costs. The increase for the nine month period was principally due to an increase in units distributed as a result of the additional month of activity in 1998. Partially offsetting these factors was a distribution price reduction effective April 1, 1997.

              ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS

      Franchise supply customers, who are generally residential and small commercial customers, comprised 56% and 59% of total supply sales volume for the three and nine months ended September 30, 1998, respectively. The volume of unit sales of electricity for franchise supply customers is influenced largely by the number of customers in London Electricity's Franchise Area, weather conditions, and prevailing economic conditions. Unit sales to non-franchise supply customers, who are typically large commercial and industrial businesses, constituted 44% and 41% of total supply sales volume for the three and nine months ended September 30,
1998, respectively. Sales to non-franchise supply customers are determined primarily by the success of the supply business in contracting to supply customers with electricity both inside and outside of London Electricity's Franchise Area. Such sales have declined as a percentage of the total supply sales mix from 46% and 45% for the comparable periods of 1997.

      During the three months ended September 30, 1998, the number of electricity units supplied decreased by 6% compared to the same period in 1997, while total revenues produced by the supply business increased by 1%. The increase in revenue was due to an increase in the BPS to U.S. dollar exchange rate for the three months ended September 30, 1998 compared to the same period in 1997. Sales volume decreased by 1% for franchise customers and decreased by 12% for non-franchise customers for the three months ended September 30, 1998. The decrease in sales volume for non-franchise customers was due principally to a strategy of pursuing customers with higher profit margins.

      During the nine months ended September 30, 1998, the number of electricity units supplied increased by 9% due to the additional month included in 1998 results.

      Other revenues increased for the three and nine month periods ended September 30, 1998, primarily due to increased marketing of natural gas to retail customers.

Expenses

      Operating expenses decreased for the three months ended September 30, 1998 primarily due to capitalization of costs related to information technology systems development, an adjustment to pension surplus based on actuarial studies, and a reduction of a provision for restructuring to more appropriately reflect the remaining liability. Operating expenses increased for the nine months ended September 30, 1998 due principally to one additional month of operations included in 1998 compared to 1997.

Other

     Interest charges increased for the nine months ended September 30, 1998, compared to the same periods in 1997, due principally to an increase in the average level of debt and preferred securities outstanding during 1998 compared to 1997. The increase in average debt levels was due principally to the acquisition of London Electricity effective February 1, 1997 that was not fully funded until May 1997. Such increase was partially offset by the November 1997 decrease in debt due to the transfer of a $114 million facility to Entergy London's parent in exchange for additional equity. Interest charges for the three months ended September 30, 1998 decreased primarily due to the transfer of the $114 million facility.

     Income tax expense for the three and nine months ended September 30, 1998 declined due to the one-time windfall profits tax of $234 million enacted by the UK government and recorded in July 1997, which was offset by the $65 million favorable impact of the reduction in the UK corporation tax rate from 33% to 31% in the same period. Income tax expense was also lower due to the $31 million favorable impact of the additional reduction in the UK corporation tax rate from 31% to 30% recorded in the third quarter of 1998.

                ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME
      For the Three and Nine Months Ended September 30, 1998 and 1997
                                (Unaudited)


                                                                            Three Months Ended             Nine Months Ended
                                                                           1998             1997          1998           1997
                                                                               (In Thousands)                (In Thousands)

Operating Revenues                                                        $464,760        $443,975      $1,494,552     $1,273,899
                                                                          --------        --------     -----------    -----------
Operating Expenses:
 Purchased power                                                           277,581         277,713         940,815        830,711
 Depreciation and amortization                                              34,221          30,639         103,241         84,336
 Other operation and maintenance costs                                      57,959          89,800         225,324        228,190
                                                                          --------        --------     -----------    -----------
     Total                                                                 369,761         398,152       1,269,380      1,143,237
                                                                          --------        --------     -----------    -----------

Operating Income                                                            94,999          45,823         225,172        130,662
                                                                          --------        --------     -----------    -----------

Other Income (Deductions):
 Interest and dividend income                                                2,699           6,312           6,849          9,997
 Gain (loss) on disposition of property                                      1,499          (4,759)          6,587          6,271
 Miscellaneous - net                                                         3,216           2,413          11,534          5,215
                                                                          --------        --------     -----------    -----------
     Total                                                                   7,414           3,966          24,970         21,483
                                                                          --------        --------     -----------    -----------

Interest Charges:
 Distributions on preferred securities of subsidiary partnership             6,469               -          19,406              -
 Other interest - net                                                       43,979          53,932         128,183        118,983
                                                                          --------        --------     -----------    -----------
      Total                                                                 50,448          53,932         147,589        118,983
                                                                          --------        --------     -----------    -----------

Income (Loss) Before Income Taxes                                           51,965          (4,143)        102,553         33,162

Income Taxes (Benefit)                                                     (15,638)        168,127              22        180,470
                                                                          --------        --------     -----------    -----------

Net Income (Loss)                                                           67,603        (172,270)        102,531       (147,308)

Other comprehensive income:
 Foreign currency translation adjustments                                   14,749          (7,023)         24,974          1,143
                                                                          --------        --------     -----------    -----------

Comprehensive Income                                                       $82,352       ($179,293)       $127,505      ($146,165)
                                                                          ========       =========     ===========    ===========
See Notes to Financial Statements.

             ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 1998 and 1997
                              (Unaudited)

                                                                        1998           1997
                                                                            (In Thousands)
Operating Activities:
  Net Income (Loss)                                                    $102,531       ($147,308)
  Noncash items included in net income:
    Depreciation and amortization                                       103,241          84,336
    Deferred income taxes                                               (15,145)        (63,671)
    Imputed interest on parent company debt                              84,369               -
  Changes in assets and liabilities:
    Inventory                                                            (3,704)            937
    Accounts receivable and unbilled revenue                            108,883          (7,406)
    Other receivables                                                    23,023          38,818
    Prepayments and other                                                   543          (2,030)
    Long-term receivables and other                                     (17,966)           (573)
    Accounts payable                                                     11,519          46,402
    Income taxes accrued                                                 14,582         223,738
    Interest accrued                                                      7,113          10,566
    Deferred revenue and other current liabilities                       (4,312)         14,171
    Other liabilities                                                   (87,006)          2,431
    Other                                                                (1,192)              -
                                                                      ---------      ----------
       Net cash flow provided by operating activities                   326,479         200,411
                                                                      ---------      ----------

Investing Activities:
  Construction expenditures                                            (151,367)        (98,352)
  Acquisition of London Electricity, net of cash acquired                     -      (1,951,701)
  Other investments                                                     (20,031)          6,656
                                                                      ---------      ----------
    Net cash flow used in investing activities                         (171,398)     (2,043,397)
                                                                      ---------      ----------

Financing Activities:
  Proceeds from the issuance of:
    Bank notes and other long-term debt                                       -       1,717,479
    Common Stock                                                              -         391,953
  Retirement of long-term debt                                           (6,957)              -
  Common stock dividends paid                                          (110,688)              -
  Changes in short-term borrowings - net                                (13,142)       (184,571)
                                                                      ---------      ----------
      Net cash flow provided by (used in) financing activities         (130,787)      1,924,861
                                                                      ---------      ----------

Effect of exchange rates on cash and cash equivalents                     2,806          (1,279)
                                                                      ---------      ----------

Net increase in cash and cash equivalents                                27,100          80,596

Cash and cash equivalents at beginning of period                         44,388               -
                                                                      ---------      ----------

Cash and cash equivalents at end of period                              $71,488         $80,596
                                                                      =========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest - net of amount capitalized                                 $142,233        $100,951
  Income taxes - net                                                     $8,247          $9,927

See Notes to Financial Statements.

                ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                  September 30, 1998 and December 31, 1997
                                (Unaudited)

                                                                                        1998                1997
                                  ASSETS                                                    (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                                $4,049     $           -
    Temporary cash investments - at cost,
       which approximates market                                                        67,439            44,388
                                                                                    ----------        ----------
        Total cash and cash equivalents                                                 71,488            44,388
  Notes receivable                                                                       5,056             7,364
  Accounts receivable:
    Customer (less allowance for doubtful accounts of $19.9 million
         in 1998 and $21.9 million in 1997)                                            121,512           139,265
    Other                                                                               33,070            52,374
    Accrued unbilled revenue                                                           182,286           262,818
  Accumulated deferred income taxes                                                     43,833            12,401
  Inventory                                                                             17,889            13,650
  Prepayments and other                                                                 13,514            13,623
                                                                                    ----------        ----------
       Total                                                                           488,648           545,883
                                                                                    ----------        ----------

Property, Plant, and Equipment:
  Property, plant and equipment                                                      2,579,882         2,353,181
  Less - accumulated depreciation                                                      168,187            90,021
                                                                                    ----------        ----------
       Property, plant, and equipment - net                                          2,411,695         2,263,160
                                                                                    ----------        ----------

Other Property, Investments, and Assets:
  Investments, long-term                                                                32,296            11,413
  Distribution license (net of accumulated amortization of $58.5 million
       in 1998 and $31.3 million in 1997)                                            1,344,518         1,327,312
  Long-term receivables                                                                 17,735            17,172
  Prepaid pension asset                                                                266,655           241,216
  Other                                                                                 11,282            10,079
                                                                                    ----------        ----------
        Total                                                                        1,672,486         1,607,192
                                                                                    ----------        ----------

        TOTAL                                                                       $4,572,829        $4,416,235
                                                                                    ==========        ==========
See Notes to Financial Statements.

                ENTERGY LONDON INVESTMENTS PLC AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                 (Unaudited)

                                                                              1998               1997
   LIABILITIES AND SHAREHOLDER'S EQUITY                                           (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                           $22,299           $33,814
  Notes payable                                                               235,241           240,794
  Accounts payable                                                            373,096           349,821
  Customer deposits                                                            27,713            24,946
  Taxes accrued                                                               139,881           120,981
  Interest accrued                                                             21,950            14,201
  Other                                                                           728               805
                                                                           ----------        ----------
         Total                                                                820,908           785,362
                                                                           ----------        ----------

Other Liabilities:
  Accumulated deferred income taxes                                         1,041,685           995,865
  Other                                                                       214,268           299,775
                                                                           ----------        ----------
         Total                                                              1,255,953         1,295,640
                                                                           ----------        ----------

Long-term debt                                                              1,729,691         1,669,401
Company-obligated redeemable preferred securities
 of subsidiary partnership holding solely junior
  subordinated deferrable debentures                                          300,000           300,000

Shareholders' Equity:
  Common stock, BPS1 par value, 901,000,000 shares authorized,
    877,359,785 shares issued and outstanding (less Entergy UK
    Limited debt adjustment of $1,376.5 million in 1998 and
    $1,371.8 million in 1997)                                                 114,000           114,000
  Additional paid-in capital                                                  391,981           391,981
  Accumulated deficit                                                         (56,919)         (132,390)
  Cumulative foreign currency translation                                      17,215           (7,759)
                                                                           ----------        ----------
        Total                                                                 466,277           365,832
                                                                           ----------        ----------

Commitments and Contingencies (Notes 1 and 2)

        TOTAL                                                              $4,572,829        $4,416,235
                                                                           ==========        ==========
See Notes to Financial Statements.


                  ENTERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)


NOTE 1.  COMMITMENTS AND CONTINGENCIES

      See "Cajun - Coal Contracts" in Note 9 of the Form 10-K for information relating to the declaratory judgment action filed by Entergy Gulf States against the coal suppliers to Big Cajun 2, a coal-fired power station located in Point Coupee Parish, Louisiana, in which Entergy Gulf States owns a 42% undivided interest in Unit 3. Entergy Gulf States filed a similar petition for a declaratory judgment against the rail and barge companies that transport the coal from Wyoming to Big Cajun 2. A motion for summary judgment in that proceeding was filed by Entergy Gulf States and denied by the Cajun bankruptcy judge. Concurrently with this denial, the bankruptcy judge filed a report with the district court, recommending that the appeal by the coal suppliers be remanded for reconsideration by the bankruptcy judge in light of his decision in the coal transporters' action.

      The district court remanded the declaratory judgment proceeding against the coal suppliers back to the bankruptcy court, and a trial was held on the issue of liability of Entergy Gulf States to both the coal suppliers and transporters. No assurance can be given regarding the timing or outcome of this proceeding. Collectively, the coal suppliers and transporters have asserted claims in the Cajun bankruptcy case that exceed $1.6 billion. Entergy Gulf States believes these claims to be without merit and significantly exaggerated as to the damages alleged. While their position is not entirely clear, the coal suppliers and transporters apparently allege that Entergy Gulf States, as a joint venturer with Cajun in Big Cajun 2, should be responsible under Louisiana law for as much as 100% of their alleged claims against Cajun, despite Entergy Gulf States only owning 14% of the entire power station. Entergy Gulf States believes that it has no liability to either the coal suppliers or transporters. Entergy Gulf States' position is that it was not engaged in a joint venture with Cajun but rather that Cajun was the operator of Unit 3 in which Entergy Gulf States owns an undivided interest.

      Whether liability will ultimately be asserted against Entergy Gulf States by the coal suppliers and transporters depends upon which plan of reorganization is confirmed in the Cajun bankruptcy case. Two competing plans of reorganization have been filed and are still pending in the bankruptcy case, one of which contains settlements with the coal suppliers and transporters that would satisfy their claims. The district judge disqualified the other plan of reorganization, which did not contain a settlement with the coal suppliers and transporters, but the United States Court of Appeals for the Fifth Circuit reversed the decision of the district judge in August 1998. A decision by the bankruptcy judge on whether to confirm one of the two competing plans of reorganization is now pending. No assurance can be given regarding the timing or outcome of this decision.

Capital   Requirements  and  Financing   (Entergy  Corporation,   Entergy
Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, Entergy London, and System Energy)

      See Note 9 in the Form 10-K for information on the domestic utility companies', System Energy's, and Entergy London's construction expenditures (excluding nuclear fuel) for the years 1998, 1999, and 2000 and long-term debt and preferred stock maturities and cash sinking fund requirements for the period 1998-2000. In August 1998, Entergy announced a new strategic direction that includes the expected sale of London Electricity. See Note 7 for further information.

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

ANO Matters  (Entergy Corporation and Entergy Arkansas)

     See Note 9 in the Form 10-K for information on cracks in a number of steam generator tubes at ANO 2 that were discovered and repaired during an outage in March 1992. Further repairs were conducted at subsequent refueling and mid-cycle outages, including the most recent mid-cycle outage in March 1998. In March 1998, Entergy Arkansas filed a Petition for Declaratory Order and Approval of New Depreciation Rates with the APSC, requesting approval of the steam generator replacement project and appropriate revised depreciation rates. In July 1998, Entergy Operations entered into a contract, with certain cancellation provisions, for the installation of the replacement steam generators.

Environmental Issues

(Entergy Gulf States)

     Entergy Gulf States has been designated as a potentially responsible party (PRP) for the clean up of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the clean up of certain of these sites. As of September 30, 1998, a remaining recorded liability of $20 million existed relating to the clean up of the remaining sites at which Entergy Gulf States has been designated a PRP. See "Environmental Regulation" in Item 1 of Part I of the Form 10-K for additional discussion of the sites where Entergy Gulf States has been designated as a PRP by the EPA and related litigation.

(Entergy Louisiana)

      During  1993,  the  Louisiana Department of  Environmental  Quality
(LDEQ) issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana has determined that certain of its power plant wastewater impoundments were affected by these regulations and chose to upgrade or close them. Cumulative expenditures relating to the upgrades and closures of wastewater impoundments were $7.1 million as of September 30, 1998. A remaining recorded liability in the amount of $6.7 million existed at September 30, 1998 for wastewater upgrades and closures. Completion of this work is pending LDEQ approval.

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

Reimbursement Agreement  (System Energy)

      Under a bank letter of credit and reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the agreement) of at least 1.60 times earnings. System Energy was in compliance with the above covenants at September 30, 1998. See Note 9 to the Form 10-K for further information.

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

      The remaining lawsuits have predominantly either been settled for nominal amounts or decided by summary judgment in favor of Entergy. However, certain plaintiff appeals are still pending.


NOTE 2.  RATE AND REGULATORY MATTERS

River Bend  (Entergy Corporation and Entergy Gulf States)

      See Note 2 to the Form 10-K for information related to previous developments in the original Entergy Gulf States rate proceeding in 1988 seeking recovery of River Bend plant investment and related deferred costs. On March 13, 1998, the PUCT issued an order disallowing recovery of $1.4 billion of company-wide abeyed plant costs and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs (Abeyed Deferrals). On June 30, 1998, the PUCT affirmed its March 1998 decision on Motions for Rehearing, and issued an order to that effect on July 8, 1998. Entergy Gulf States has again appealed the PUCT's decision in the Texas courts. Based on advice of counsel, management believes that it is probable that the matter will be remanded again to the PUCT for further ruling on the prudence of the abeyed plant costs, and it is reasonably possible that some portion of these costs will be included in rate base. Therefore, management believes that the reserves discussed below in "Retail Rate Proceedings, Filings with the PUCT," are adequate to reflect the probable outcome of the abeyed plant costs proceeding, but no assurance can be given that additional future reserves or write-offs will not be required. The Texas share of these costs, which is not currently in rates, is approximately $624 million, based on 1988 costs and the jurisdictional allocation included in current rates. As of September 30, 1998, the River Bend plant costs disallowed for retail ratemaking purposes in Texas and the River Bend plant costs held in abeyance totaled (net of taxes and depreciation) approximately $11 million and $244 million, respectively.

      On April 14, 1998, an ALJ issued a proposal for decision (PFD) in the pending judicial remand of the PUCT's 1988 decision to require Entergy Gulf States to use tax benefits generated by disallowed expenses to reduce rates (actual taxes paid). The PFD called for recovery of $100.1 million plus carrying costs over a period not to exceed seven years. Entergy Gulf States believes that additional amounts should be allowed to account for tax liabilities that will result from the recovery and for certain other matters. On June 30, 1998, the PUCT adjusted the PFD to call for the recovery of $74 million primarily by reducing the allowed carrying costs from the overall rate of return to the amount allowed for the over and under billing for utility service. These costs were used to offset the retroactive rate refund discussed herein.

Retail Rate Proceedings

Filings with the APSC  (Entergy Corporation and Entergy Arkansas)

     See Note 2 to the Form 10-K for information regarding the settlement agreement filed with the APSC and the establishment of a transition cost account. The estimated reserve recorded in December 1997 was adjusted in September 1998 as a result of a mid-year streamlined earnings review procedure for a negative net income impact of $3.7 million. Entergy
Arkansas also recorded an additional reserve of $27.9 million in September 1998 in the transition cost account to reflect the estimated 1998 accrual of excess earnings. The results of operations of Entergy Arkansas for the three and nine months ended September 30, 1998 reflect these charges in operating expenses. Additional reserves may also be required in 1999 based on earnings reviews, which will have similar net income effects.

Filings with the PUCT  (Entergy Corporation and Entergy Gulf States)

      On June 30, 1998, the PUCT began its deliberations on the Entergy Gulf States' rate case filed in November 1996. The PUCT did not accept settlements filed in March and June by Entergy Gulf States and various intervenor groups. On July 22, 1998, the PUCT issued an order and after making modifications on rehearing, issued its second order on rehearing on October 14, 1998. The second order on rehearing reduces Entergy Gulf States' Texas rates by $111 million annually effective December 1, 1998, offset through May 1999 by accelerated recovery of accounting order deferrals, resulting in a net reduction of $69 million on an annual basis through that date. This order also required a refund of $76 million. This refund is calculated as a rate reduction and service quality refund retroactive to June 1, 1996, offset by the accelerated recovery of the accounting order deferrals, actual taxes paid, and a fuel surcharge. This refund amount was reduced by $32 million from the original refund ordered in the July 22, 1998 order, but was offset by the passage of time from the original rate reduction's assumed effective date of August 1998 to the new assumed effective date of December 1, 1998. Entergy Gulf States established reserves of approximately $381 million ($227 million net of taxes) in the fourth quarter of 1997 to reflect the probable outcome of the rate case and abeyed plant cost proceedings based on management's estimates of the effects thereof. Entergy Gulf States recorded additional reserves of $123.5 million ($73.6 million net of taxes) in 1998 based on management's estimates which include $101.3 million ($60.3 million net of tax) for the retroactive rate actions for the nine months ended September 30, 1998, and $22.2 million ($13.3 million net of tax) for the prospective portion of the rate reduction for the three months ended September 30, 1998. The results of operations of Entergy Gulf States for the three and nine months ended September 30, 1998 reflect these corresponding charges in operating revenues.

      The PUCT's October 14, 1998 order on rehearing, if sustained, is expected to have a material adverse effect on Entergy Gulf States' revenues, cash flow, and net income. Entergy Gulf States has filed a motion for reconsideration with the PUCT. The PUCT has until November 28, 1998 to act on the motion or the motion is overruled by operation of law. Entergy Gulf States plans to seek such further remedies as may be available to it, including appealing the order if the motion for reconsideration fails to alter what Entergy Gulf States believes is an incorrect result based on the evidence before the PUCT. On July 29, 1998, a Texas state district court granted Entergy Gulf States' request for a temporary restraining order until August 12, 1998 to prevent enforcement of the PUCT's July 22, 1998 order. Subsequent to this, Entergy Gulf States entered an agreement with the PUCT that allowed for refunds pursuant to the PUCT's order to begin in August 1998 and delayed the implementation of the ordered rate decrease until 18 days following issuance by the PUCT of a final and appealable order.

     A component of the rulings discussed above was a disallowance by the PUCT of recovery of approximately $49 million of Entergy's affiliate costs allocated to Entergy Gulf States in Texas. Entergy's affiliate costs result from managing Entergy Gulf States' fossil and nuclear generating plants and transmission and distribution systems, as well as providing human resources, accounting, legal, and other necessary services to Entergy Gulf States and Entergy Corporation's other electric utility subsidiaries. The PUCT had previously issued proposed rules governing affiliate transactions of Texas utility companies, including Entergy Gulf States. Hearings concerning the proposed rules were conducted by the PUCT in July 1998. However, the PUCT has withdrawn these proposed rules pending the outcome of the 1999 legislative session. The rules, if adopted in their proposed form, could severely restrict the types and extent of services provided to Entergy Gulf States by Entergy Services and Entergy Operation, and will result in higher costs to Entergy Gulf States for equivalent services. It is not certain when or in what form the rules may be adopted.

      On September 8, 1998, Entergy Gulf States filed an application with the PUCT for an increase in its fixed fuel factor and a surcharge to Texas retail customers for the cumulative under-recovery of fuel and purchased power costs. The proposed increase in the fixed fuel factor would result in increased revenues of $55.6 million annually compared to the current fixed fuel factor. The proposed surcharge is designed to recover $128.1 million, including interest, for fuel under-recoveries incurred during the period July 1, 1996 through June 30, 1998. Hearings on the merits were held in October 1998, and the PUCT is required to rule on the application by December 7, 1998. All amounts at issue in this proceeding will be subject to review in a future fuel reconciliation proceeding before the PUCT, at which time the PUCT will consider the reasonableness of Entergy Gulf States' fuel and purchased power expenses extending back to July 1, 1996. Entergy Gulf States cannot predict the outcome of this proceeding.

Filings with the LPSC

(Entergy Corporation and Entergy Gulf States)

      On May 29, 1998, Entergy Gulf States filed its fifth required post-Merger earnings analysis with the LPSC. No rate reduction was shown to be required in this filing. Entergy Gulf States' filing will be subject to further review by the LPSC, which may result in a change in rates. Hearings are scheduled to begin in April 1999.

     In July 1998, Entergy Gulf States agreed to implement an $18 million rate reduction effective July 29, 1998 to reflect reductions that are expected to occur as a result of Entergy Gulf States' annual earnings reviews. Proceedings on issues in the second, third, and fourth post-Merger earnings analyses will continue.

      On  September  10,  1998, the LPSC issued an  order  in  the  third required post-Merger earnings analysis that required a refund of $44.8 million for the period June 1, 1996 through May 31, 1997, and a prospective rate reduction of $54.6 million effective September 20, 1998. Due to the $18 million reduction that was implemented effective July 29, 1998, an additional prospective reduction of only $36.6 million would be required as a result of the third earnings analysis. Entergy Gulf States has not reserved for this reduction. Entergy Gulf States has appealed this order and has been granted injunctive relief pending a final decision on appeal.

(Entergy Corporation and Entergy Louisiana)

      On April 15, 1996, Entergy Louisiana made its first annual performance-based formula rate plan filing based on the 1995 test year. On June 19, 1996, the LPSC approved a $12 million annual reduction in base rates effective July 1, 1996. Subsequently, additional issues were resolved by means of a settlement conference, increasing the base rate reduction to $16.5 million. On January 21, 1998, the LPSC approved an $8 million prospective annual rate reduction reflecting a change in Entergy Louisiana's allowed return on equity, together with a $4 million refund making this change effective July 1, 1997.

     On May 30, 1997, Entergy Louisiana made its annual formula rate plan filing with the LPSC for the 1996 test year. This filing resulted in a total rate reduction of approximately $54.5 million, which was implemented beginning in the first filing cycle of July 1997. Rates were reduced by an additional $0.7 million effective July 1, 1997, and by an additional $2.9 million effective March 1998. A final order is expected during the fourth quarter of 1998.

      The LPSC determined in July 1998 that the annual formula rate plan filings for Entergy Louisiana would be extended for an additional three years, through an April 2000 filing for the 1999 test year. In September 1998, Entergy Louisiana made its third annual formula rate plan filing with the LPSC for the 1997 test year. The filing indicated that earnings were such that no change in rates would be warranted with the exception of the elimination of a $3.7 million one-time credit that will result in a rate increase of this amount. Hearings will be conducted on this filing.

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

Filings with the Council (Entergy Corporation and Entergy New Orleans)

    Entergy New Orleans made its cost of service and revenue requirement filing in conjunction with its transition to competition plan on September 17, 1997. Hearings on the ratemaking issues in the filing were held in July 1998. Entergy New Orleans filed a settlement agreement before the Council, which was approved on November 5, 1998. The settlement agreement required base rate reductions for Entergy New Orleans' electric customers of $7.1 million effective January 1, 1999; $3.2 million effective October 1, 1999; and $16.1 million effective October 1, 2000. The agreement also required a $1.9 million base rate reduction for Entergy New Orleans' gas customers effective January 1999. The settlement prohibited Entergy New Orleans from seeking any base rate increases prior to October 1, 2001.

Grand Gulf Accelerated Recovery Tariff

(Entergy Arkansas)

      In April 1998, FERC approved the Grand Gulf Accelerated Recovery Tariff that Entergy Arkansas filed as part of the settlement agreement that was approved by the APSC in December 1997. The tariff was designed to allow Entergy Arkansas to pay down a portion of its Grand Gulf obligation in advance of the implementation to retail access in Arkansas. The tariff will go into effect January 1, 1999. See Note 2 to the Form 10-K for a discussion of the settlement agreement with the APSC.

(Entergy Mississippi)

      On September 29, 1998, FERC approved the Grand Gulf Accelerated Recovery Tariff for Entergy Mississippi's allocable portion of Grand Gulf that was filed with the FERC in August 1998. The tariff provides for the acceleration of Entergy Mississippi's Grand Gulf purchased power obligation in an amount totaling $221.3 million over the period October 1, 1998 through June 30, 2004 and is used to offset the rate reduction described below.

River Bend Cost Deferrals  (Entergy Corporation and Entergy Gulf States)

      Entergy Gulf States deferred approximately $369 million of River Bend operating and purchased power costs, depreciation, and accrued carrying charges, pursuant to a 1986 PUCT accounting order. Approximately $182 million of these costs were being amortized over a 20-year period, and the remaining $187 million was written off in the first quarter of 1996 in accordance with SFAS 121. These accounting order deferrals have been given accelerated recovery in the July 22, 1998 PUCT order discussed above. Entergy Gulf States has not recorded such accelerated recovery pending the resolution of its motion for reconciliation of the order. For further discussion, see Retail Rate Proceedings above.

Grand Gulf 1 Deferrals  (Entergy Corporation and Entergy Mississippi)

      See Note 2 of the Form 10-K for information regarding Entergy Mississippi's plan with the MPSC for recovery of previously deferred Grand Gulf 1-related costs. The completion of the recovery of the deferred costs and associated carrying charges, offset by i) the accelerated recovery of Entergy Mississippi's Grand Gulf purchased power obligation and ii) the recovery of a portion of Entergy Mississippi's allocation of the proposed System Energy wholesale rate increase discussed herein, results in a $127.1 million annual rate reduction for Entergy Mississippi as of October 1, 1998. The reduction will not result in a decrease in Entergy Mississippi's income as the phase-in plan deferrals have now been fully amortized and no further expense associated with the phase-in plan will be recognized.

Proposed Rate Increase  (Entergy Mississippi)

      See  Note  2  of  the  Form 10-K for information  regarding  System
Energy's application with FERC for a rate increase and Entergy Mississippi's allocation of the proposed rate increase. On August 12, 1998, Entergy Mississippi filed a revised deferral plan with the MPSC that provides for recovery of a portion of the System Energy rate increase effective October 1, 1998. Under the revised plan, Entergy Mississippi will continue to defer until September 30, 2000, or until the issuance of a final order by the FERC, the difference between the System Energy rate increase and the amount of the increase approved by the ALJ's initial decision ("ALJ Decision Level") issued on July 11, 1996. This deferred amount will be amortized over 54 months beginning October 2000. Entergy Mississippi began recovery of its allocation at the ALJ Decision Level in October 1998. The previously deferred portion of the ALJ Decision Level, including carrying charges, will be recovered over 48 months.


NOTE 3.  COMMON STOCK (Entergy Corporation)

     During the nine months ended September 30, 1998, Entergy Corporation issued 284,498 shares of its previously repurchased common stock to satisfy stock options exercised and stock purchases under its Equity Ownership Plan. During the third quarter of 1998, Entergy Corporation repurchased 200,000 shares from the trust originally established to hold the shares expected to be awarded under the 1996-1998 Long-term Incentive Plan. In addition, Entergy Corporation received proceeds of $8.6 million from the issuance of 320,030 shares of common stock under its dividend reinvestment and stock purchase plan during the nine months ended September 30, 1998.


NOTE 4.  LONG-TERM DEBT

(Entergy Gulf States)

     On October 1, 1998, Entergy Gulf States retired $40 million of 6.75% Series First Mortgage Bonds upon maturity.

     On November 1, 1998, Entergy Gulf States retired $75 million of 7.35% Series First Mortgage Bonds upon maturity.

(System Energy Resources)

      On November 4, 1998, System Energy Resources issued $216 million of 5 7/8% Pollution Control Revenue Bonds due April 1, 2022. The proceeds will be used to redeem on December 1, 1998, $10.0 million of the $49.5 million of 9.5% Series Pollution Control Revenue Bonds due 2013 and $206 million of 9.875% Series C Pollution Control Revenue Bonds due 2014.

(Entergy Corporation)

      See Note 7 in the Form 10-K for a discussion of the financing of EPDC's Damhead Creek project. In September 1998, a subsidiary of EPDC entered into a BPS75 million ($127.5 million) six-month bridge financing to fund certain construction and development costs related to the project. Contemporaneously with the bridge financing, EPDC obtained a commitment letter for the long-term financing requirements of the project, which is expected to be completed by the end of the term of the bridge financing.


NOTE 5.  RETAINED EARNINGS (Entergy Corporation)

      On October 30, 1998, Entergy Corporation's Board of Directors declared a common stock dividend of $.30 per share, payable on December 1, 1998, to holders of record on November 12, 1998.


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

      During 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which will be effective for Entergy in 1999. This SOP requires that computer software costs that are incurred in the preliminary project stage be expensed as incurred. Once the capitalization criteria of the SOP have been met, external direct cost of materials and services used in developing or obtaining internal use computer software, as well as payroll and payroll-related costs of employees (to the extent of time spent directly on internal use computer software projects), and interest costs incurred in developing such computer software should be capitalized. Training costs and data conversion costs should be expensed as incurred, with certain exceptions. The adoption of SOP 98-1 is not expected to have a material effect on the financial position, results of operations, or cash flows of Entergy Corporation.


NOTE 7. DISPOSITION OF SUBSIDIARY BUSINESSES (Entergy Corporation and Entergy London)

      On August 2, 1998, Entergy's Board of Directors approved a new strategic direction for Entergy that includes the expected sale of several businesses before the end of 1999. These businesses include London Electricity, CitiPower Pty., Entergy Security, Inc., Efficient Solutions, Inc., and certain portions of Entergy's telecommunications businesses.

       On September 30, 1998, Entergy sold its energy management subsidiary, Efficient Solutions, Inc. (formerly Entergy Integrated Solutions, Inc.) The loss on the sale of $68.6 million ($35.9 million net of tax) is reflected in other income in the accompanying Consolidated Statements of Income and Comprehensive Income.

      The remaining businesses expected to be sold collectively represent $5.7 billion of Entergy's total assets as of September 30, 1998 and generated $174 million of Entergy's net income for the nine months then ended. Management believes that the sale price of these businesses will exceed their net book value at September 30, 1998. Accordingly, no adjustment has been recorded at September 30, 1998 for the carrying amount of these businesses in the accompanying financial statements.

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

Catalyst Technologies, Inc.  (Entergy Corporation)

     See "Catalyst Technologies, Inc." in Item 1 of Part I of the Form 10-K for information relating to the lawsuit filed by Catalyst Technologies,
Inc.   Oral argument on the plaintiff's appeal has been set for  November
1998.

Union Pacific Railroad Company  (Entergy Corporation and Entergy
Arkansas)

      See "Union Pacific Railroad Company" in Item 1 of Part II of the 1998 first and second quarter Entergy Forms 10-Q for a discussion of the civil suit filed by Entergy Arkansas and Entergy Services against Union Pacific Railroad Company.

Aquila Power Corporation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      See "Aquila Power Corporation" in Item 1 of Part II of the 1998 second quarter Entergy Form 10-Q for a discussion of the complaint filed with the FERC by Aquila Power Corporation against Entergy Services, as agent for the domestic utility companies.

Ratepayer Lawsuits (Entergy Corporation, Entergy Louisiana, and Entergy New Orleans)

      See "Ratepayer Lawsuits" in Item 1 of Part II of the 1998 second quarter Entergy Form 10-Q for a discussion of the lawsuits filed by ratepayers in Louisiana state courts in Orleans and East Baton Rouge Parishes, and with the LPSC.

Asbestos Litigation (Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

      See "Asbestos Litigation" in Item 1 of Part II of the 1998 second quarter Entergy Form 10-Q for a discussion of the numerous individual and class action lawsuits filed against Entergy's domestic utility subsidiaries, and in particular Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans on behalf of persons claiming injury as a result of exposure to asbestos.

Panda Energy Corporation  (Entergy Corporation)

      In 1994, Panda Energy Corporation (Panda) commenced litigation in Texas in the Dallas District Court against Entergy Corporation. Entergy Enterprises, Inc., EPI, Entergy Power Asia, Ltd., and Entergy Power Development Corporation, direct and indirect wholly owned subsidiaries of Entergy Corporation, are also named as defendants. The allegations include, among others, tortious interference with contractual relations, conspiracy, misappropriation of corporate opportunity, unfair competition and fraud, and constructive trust issues. Panda seeks damages of approximately $4.8 billion, of which $3.6 billion is claimed in punitive damages. The district court granted the defendants' motion for summary judgment and dismissed the lawsuit, finding that Panda is unable to show damages and that the facts alleged do not support a cause of action against the defendants. In August 1998, an appellate court reversed the dismissal and remanded the lawsuit to the trial court. The defendants petitioned the appellate court for rehearing, but that petition was denied in October 1998. Entergy Gulf States expects to petition the Texas Supreme Court for review of the appellate court decision.

Franchise Fee Litigation  (Entergy Gulf States)

      In September 1998, the City of Nederland filed a petition against Entergy Gulf States, and Entergy Services, Inc. in state court in Jefferson County, Texas purportedly on behalf of all Texas municipalities that have ordinances or agreements with Entergy Gulf States. The lawsuit alleges that Entergy Gulf States has been underpaying its franchise fees due to failure to properly calculate its gross receipts. Plaintiff seeks a judgment for the allegedly underpaid fees and punitive damages. Entergy will vigorously defend itself in the lawsuit.

Fiber Optic Cable Litigation  (Entergy Corporation)

      In May 1998, a group of property owners filed a petition against Entergy Corporation, Entergy Gulf States, Entergy Services, and ETHC in state court in Jefferson County, Texas purportedly on behalf of all property owners throughout the Entergy service area who have conveyed easements to the defendants. The lawsuit alleges that Entergy placed fiber optic cable across their property without obtaining appropriate easements. The plaintiffs seek actual damages for the use of the land and a share of the profits made through use of the fiber optic cables and punitive damages. Entergy will vigorously defend itself in the lawsuit.


Item 4.  Submission of Matters to a Vote of Security Holders

      During the third quarter of 1998, no matters were submitted to a vote of the security holders of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, or Entergy London.


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

      The domestic utility companies, System Energy, and Entergy London have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to
Item 503 of Regulation S-K of the SEC as follows:


                         Ratios of Earnings to Fixed Charges
                                 Twelve Months Ended
                                     December 31,               Sept 30,
                       1993     1994     1995    1996     1997    1998

 Entergy Arkansas      3.11(b)  2.32     2.56    2.93     2.54     2.57
 Entergy Gulf States   1.54     (c)-     1.86    1.47     1.42     1.17
 Entergy Louisiana     3.06     2.91     3.18    3.16     2.74     2.98
 Entergy Mississippi   3.79(b)  2.12     2.92    3.40     2.98     3.48
 Entergy New Orleans   4.68(b)  1.91     3.93    3.51     2.70     2.87
 System Energy         1.87     1.23     2.07    2.21     2.31     2.45
 Entergy London        N/A      N/A      N/A     N/A      1.16     1.47

                             Ratios of Earnings to Combined Fixed Charges
                                    and Preferred Dividends
                                     Twelve Months Ended
                                         December 31,              Sept 30,
                           1993       1994  1995    1996     1997    1998

 Entergy Arkansas          2.54(b)    1.97  2.12    2.44     2.24     2.27
 Entergy Gulf States (a)   1.21       (c)-  1.54    1.19     1.23     1.01
 Entergy Louisiana         2.39       2.43  2.60    2.64     2.36     2.56
 Entergy Mississippi       3.08(b)    1.81  2.51    2.95     2.69     3.14
 Entergy New Orleans       4.12(b)    1.73  3.56    3.22     2.44     2.59

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


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

   3(a) -   By-laws of Entergy, as amended and currently in effect.

   3(b) - By-laws of Entergy Arkansas, as amended and currently in effect.

   3(c) - By-laws of Entergy Gulf States, as amended and currently in effect.

   3(d) - By-laws of Entergy Louisiana, as amended and currently in effect.

   3(e) - By-laws of Entergy Mississippi, as amended and currently in effect.

   3(f) - By-laws of Entergy New Orleans, as amended and currently in effect.

   27(a) - Financial Data Schedule for Entergy Corporation and Subsidiaries as of September 30, 1998.

   27(b) -  Financial  Data  Schedule  for  Entergy  Arkansas  as  of
            September 30, 1998.

   27(c) - Financial Data Schedule for Entergy Gulf States as of September 30, 1998.

   27(d) -  Financial  Data  Schedule  for Entergy  Louisiana  as  of
            September 30, 1998.

   27(e) - Financial Data Schedule for Entergy Mississippi as of September 30, 1998.

   27(f) - Financial Data Schedule for Entergy New Orleans as of September 30, 1998.

   27(g) -  Financial Data Schedule for System Energy as of September
            30, 1998.

   27(h) -  Financial  Data  Schedule  for  Entergy  London   as   of
            September 30, 1998.

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

   99(f) - System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

   99(g) - Entergy London's Computation of Ratios of Earnings to Fixed Charges, as defined.

** 99(h) -  Annual  Reports  on  Form  10-K of  Entergy  Corporation,
            Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, and Entergy London for the fiscal year ended December 31, 1997, portions of which are incorporated herein by reference as described elsewhere in this document (filed with the SEC in File Nos. 1-11299, 1-10764, 1-2703, 1-
            8474,    0-320,    0-5807,   1-9067,    and    333-33331,
            respectively).

** 99(i) -  Quarterly  Reports  on Form 10-Q of Entergy  Corporation,
            Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, and Entergy London for the quarter ended March 31, 1998, portions of which are incorporated herein by reference as described elsewhere in this document (filed with the SEC in File Nos. 1-11299, 1-10764, 1-2703, 1-8474, 0-320, 0-
            5807, 1-9067, and 333-33331, respectively).

** 99(j) -  Quarterly  Reports  on Form 10-Q of Entergy  Corporation,
            Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy, and Entergy London for the quarter ended June 30, 1998, portions of which are incorporated herein by reference as described elsewhere in this document (filed with the SEC in File Nos. 1-11299, 1-10764, 1-2703, 1-8474, 0-320, 0-
            5807, 1-9067, and 333-33331, respectively).
___________________________

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Entergy Corporation agrees to furnish to the Commission upon request any instrument with respect to long-term debt that is not registered or listed herein as an Exhibit because the total amount of securities authorized under such agreement does not exceed ten percent of Entergy Corporation and its subsidiaries on a consolidated basis.

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended September 30, 1998, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended September 30, 1998.

**   Incorporated herein by reference as indicated.


     (b)   Reports on Form 8-K

     Entergy Corporation and Entergy Gulf States

           A Current Report on Form 8-K, dated July 14, 1998, was filed with the SEC on July 24, 1998, reporting information under Item 5. "Other Events".

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


                                    /s/ Nathan E. Langston
                                      Nathan E. Langston
                              Vice President and Chief Accounting Officer
                                (For each Registrant and for each as
                                    Principal Accounting Officer)


                         ENTERGY LONDON INVESTMENTS PLC


                                   /s/ Nathan E. Langston
                                      Nathan E. Langston
                           Director and Vice President and Audit Controller

Date:  November 6, 1998