Form 10-K
period 1998-12-31
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC
filed 1999-03-12
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

___________________________________________________________________________

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

 (Mark One)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 1998

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
                (an Arkansas corporation)
                Echelon One
                1340 Echelon Parkway
                Jackson, Mississippi 39213
                Telephone (601) 368-5000

___________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

                                                                                        Name of Each Exchange
Registrant                          Title of Class                                      on Which Registered
Entergy Corporation                 Common Stock, $0.01 Par Value - 246,494,143         New York Stock Exchange, Inc.
                                      shares outstanding at February 26, 1999           Chicago Stock Exchange Inc.
                                                                                        Pacific Exchange Inc.

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates, was $7 billion based on the reported last sale price of such stock on the New York Stock Exchange on February 26, 1999. Entergy Corporation is directly or indirectly the sole holder of the common stock of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc.


                    DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 14, 1999, are incorporated by reference into Parts I and III hereof.

                             TABLE OF CONTENTS

                                                                       Page
                                                                      Number

Definitions                                                              i
Part I
     Item   1. Business                                                  1
     Item   2. Properties                                               32
     Item   3. Legal Proceedings                                        33
     Item 4. Submission of Matters to a Vote of Security Holders 33 Directors and Executive Officers of Entergy Corporation 33
Part II
     Item   5. Market for Registrants' Common Equity and Related
                 Stockholder Matters                                    36
     Item   6. Selected Financial Data                                  37
     Item   7. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    37
     Item   7A.Quantitative and Qualitative Disclosures About Market
                 Risk                                                   37
     Item   8. Financial Statements and Supplementary Data              37
     Item   9. Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                   186
Part III
     Item 10.  Directors and Executive Officers of the Registrants     186
     Item 11.  Executive Compensation                                  190
     Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management                                            199
     Item 13.  Certain Relationships and Related Transactions          202
Part IV
     Item 14.  Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K                                           203
Signatures                                                             204
Report of Independent Accountants on Financial Statement Schedules     212
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

                        FORWARD LOOKING INFORMATION

      Investors are cautioned that forward-looking statements contained herein with respect to the revenues, earnings, competitive performance, or other prospects for the business of Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. or their affiliated companies may be influenced by factors that could cause actual outcomes to be materially different than anticipated. Such factors include, but are not limited to, the effects of weather, the performance of generating units, fuel prices and availability, regulatory decisions and the effects of changes in law, capital spending requirements, the evolution of competition, changes in accounting standards, interest rate changes and changes in financial markets generally, changes in foreign currency exchange rates, the ability to locate and correct computer codes relevant to Year 2000 issues and related matters, and other factors.

                                DEFINITIONS

      Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym            Term

AFUDC               Allowance for Funds Used During Construction
Algiers             15th Ward of the City of New Orleans, Louisiana
ALJ                 Administrative Law Judge
ANO 1 and 2         Units  1  and 2 of Arkansas Nuclear One Steam  Electric
                    Generating Station (nuclear), owned by Entergy Arkansas
APB                 Accounting Principles Board
APSC                Arkansas Public Service Commission
Arkansas Cities and
Cooperatives        Cities  of  Benton,  North Little  Rock,  Prescott  and
                    Osceola;  the  Conway  Corporation,  the  West  Memphis
                    Utilities   Commission   and  the   Farmers'   Electric
                    Cooperative
Availability
 Agreement          Agreement, dated as of June 21, 1974, as amended, among
                    System Energy and Entergy Arkansas,  Entergy Louisiana,
                    Entergy Mississippi, and  Entergy New Orleans, and  the
                    assignments thereof
BPS                 British pounds sterling
Cajun               Cajun  Electric Power Cooperative, Inc.  (currently  in
                    chapter 11 bankruptcy reorganization)
Capital Funds
 Agreement          Agreement,  dated  as  of June 21,  1974,  as  amended,
                    between System Energy and Entergy Corporation, and  the
                    assignments thereof
CitiPower           CitiPower   Pty.,  an  electric  distribution   company
                    serving  Melbourne, Australia and surrounding  suburbs,
                    which  was  acquired  by Entergy effective  January  5,
                    1996.  CitiPower was sold by Entergy effective December
                    31, 1998.
Council             Council of the City of New Orleans, Louisiana
D.C. Circuit        United  States  Court of Appeals for  the  District  of
                    Columbia Circuit
DOE                 United States Department of Energy
domestic utility
 companies          Entergy   Arkansas,   Entergy  Gulf   States,   Entergy
                    Louisiana,   Entergy  Mississippi,  and   Entergy   New
                    Orleans, collectively
EITF                Emerging Issues Task Force
EMF                 Electromagnetic fields
EPA                 Environmental Protection Agency
EPAct               Energy Policy Act of 1992
EPDC                Entergy Power Development Corporation
EPMC                Entergy Power Marketing Corp.
ETC                 Exempt telecommunications company under PUHCA
ETHC                Entergy Technology Holding Company
EWG                 Exempt wholesale generator under PUHCA
Entergy             Entergy Corporation and its various direct and indirect
                    subsidiaries
Entergy Arkansas    Entergy Arkansas, Inc.
Entergy Corporation Entergy  Corporation, a Delaware corporation, successor to Entergy Corporation, a Florida corporation
Entergy Enterprises Entergy Enterprises, Inc.
Entergy Gulf States Entergy  Gulf States, Inc., including its wholly  owned
                    subsidiaries   -  Varibus  Corporation,  GSG&T,   Inc.,
                    Prudential  Oil & Gas, Inc., and Southern Gulf  Railway
                    Company
Entergy London      Entergy London Investments plc, formerly Entergy  Power
                    UK  plc  (including its wholly owned subsidiary, London
                    Electricity plc). Entergy London was sold by Entergy effective December 4, 1998.

Abbreviation or Acronym      Term

Entergy Louisiana   Entergy Louisiana, Inc.
Entergy Mississippi Entergy Mississippi, Inc.
Entergy New Orleans Entergy New Orleans, Inc.
Entergy Operations  Entergy Operations, Inc.
Entergy Power       Entergy Power, Inc.
Entergy Services    Entergy Services, Inc.
FASB                Financial Accounting Standards Board
FERC                Federal Energy Regulatory Commission
FUCO                an exempt foreign utility company under PUHCA
G&R Mortgage Bonds  General and Refunding Mortgage Bonds
Grand Gulf 1 and 2  Units  1  and 2 of Grand Gulf Steam Electric Generating
                    Station (nuclear), 90% owned by System Energy
GWH                 one million kilowatt-hours
Independence        Independence Steam Electric Station (coal),  owned  16%
                    by Entergy Arkansas, 25% by Entergy Mississippi, and 7%
                    by Entergy Power
IRS                 Internal Revenue Service
KPL                 Kingsnorth Power Ltd.
KV                  kilovolt
KW                  kilowatt
KWH                 kilowatt-hour(s)
London Electricity  London  Electricity plc - a regional  electric  company serving  London, England, which was acquired by Entergy
                    London effective February 1, 1997.  Entergy London  was
                    sold by Entergy effective December 4, 1998.
LDEQ                Louisiana Department of Environmental Quality
LPSC                Louisiana Public Service Commission
MCF                 1,000 cubic feet of gas
Merger              The    combination    transaction,    consummated    on
                    December 31, 1993, by which Entergy Gulf States  became
                    a subsidiary of Entergy Corporation
MDEQ                Mississippi Department of Environmental Quality
MPSC                Mississippi Public Service Commission
MW                  Megawatt(s)
N/A                 Not applicable
Nelson Unit 6       Unit   No.  6  (coal)  of  the  Nelson  Steam  Electric
                    Generating Station, owned 70% by Entergy Gulf States
NISCO               Nelson Industrial Steam Company
1991 NOPSI
 Settlement         Agreement,  retroactive  to  October  4,  1991,   among
                    Entergy New Orleans, the Council, and the Alliance  for
                    Affordable   Energy,  Inc.  (local  consumer   advocate
                    group),  which  settled certain Grand Gulf  1  prudence
                    issues and certain litigation related to the resolution
                    adopted by the Council on February 4, 1988, disallowing
                    Entergy  New  Orleans'  recovery  of  $135  million  of
                    previously deferred Grand Gulf 1-related costs
1994 NOPSI
 Settlement         Settlement  effective January 1, 1995, between  Entergy
                    New  Orleans  and  the  Council in  which  Entergy  New
                    Orleans  agreed to implement a permanent  reduction  in
                    electric  and gas rates and resolve disputes  with  the
                    Council  in  the  interpretation  of  the  1991   NOPSI
                    Settlement

                          DEFINITIONS (Concluded)


Abbreviation or Acronym      Term

NPL                 Superfund National Priorities List
NRC                 Nuclear Regulatory Commission
PRP                 Potentially Responsible Party (a person or entity  that
                    may  be  responsible for remediation  of  environmental
                    contamination)
PUCT                Public Utility Commission of Texas
PUHCA               Public Utility Holding Company Act of 1935, as amended
PURPA               Public Utility Regulatory Policies Act of 1978
Rate Cap            The  level of Entergy Gulf States' retail electric base
                    rates in effect at December 31, 1993, for the Louisiana
                    retail  jurisdiction, and the level of  such  rates  in
                    effect prior to the settlement agreement with the  PUCT
                    on  July  21,  1994, for the Texas retail jurisdiction,
                    which could not be exceeded before December 31, 1998
Reallocation
 Agreement          1981  Agreement, superseded in part by a June 13,  1985
                    decision  of  FERC,  among  Entergy  Arkansas,  Entergy
                    Louisiana,  Entergy Mississippi, Entergy  New  Orleans,
                    and  System Energy relating to the sale of capacity and
                    energy from Grand Gulf
Ritchie 2           Unit  2  of the R. E. Ritchie Steam Electric Generating
                    Station (gas/oil)
River Bend          River Bend Steam Electric Generating Station (nuclear)
RUS                 Rural    Utility   Services   (formerly    the    Rural
                    Electrification Administration or "REA")
SCC                 Saltend Cogeneration Company
SEC                 Securities and Exchange Commission
SFAS                Statement    of    Financial   Accounting    Standards,
                    promulgated by the FASB
SMEPA               South Mississippi Electric Power Agency
System Agreement    Agreement,  effective  January 1,  1983,  as  modified,
                    among  the domestic utility companies relating  to  the
                    sharing   of   generating  capacity  and  other   power
                    resources
System Energy       System Energy Resources, Inc.
System Fuels        System Fuels, Inc.
UK                  The  United  Kingdom  of  Great  Britain  and  Northern
                    Ireland
Unit Power Sales
 Agreement          Agreement,  dated as of June 10, 1982, as  amended  and
                    approved  by  FERC,  among  Entergy  Arkansas,  Entergy
                    Louisiana,  Entergy Mississippi, Entergy  New  Orleans,
                    and System Energy, relating to the sale of capacity and
                    energy from System Energy's share of Grand Gulf 1
Waterford 3         Unit  No.  3 (nuclear) of the Waterford Steam  Electric
                    Generating  Station, owned 90.7% by Entergy  Louisiana.
                    The  remaining  9.3% undivided interest  is  leased  by
                    Entergy Louisiana.
White Bluff         White  Bluff  Steam  Electric Generating  Station,  57%
                    owned by Entergy Arkansas

                                  PART I
Item 1.  Business
                            BUSINESS OF ENTERGY

General

      Entergy Corporation is a Delaware corporation which, through its subsidiaries, engages principally in the following businesses: domestic utility, power marketing and trading, global power development, and domestic nuclear operations. It has no significant assets other than the stock of its subsidiaries. Entergy Corporation is a registered public utility holding company under PUHCA. As such, Entergy Corporation and its subsidiaries generally are subject to the broad regulatory provisions of PUHCA. PUHCA limits entry by registered public utility holding companies to domestic integrated utility businesses, domestic and foreign electric generation ventures, foreign utility ownership, telecommunications and information service businesses, and other domestic energy related businesses.

Domestic Utility

      Entergy Corporation has five wholly-owned domestic retail electric utility subsidiaries: Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. As of December 31, 1998, these utility companies provided retail electric service to approximately 2.5 million customers primarily in portions of the states of Arkansas, Louisiana, Mississippi, and Texas. In addition, Entergy Gulf States furnishes natural gas utility service in and around Baton Rouge, Louisiana, and Entergy New Orleans furnishes natural gas utility service in New Orleans, Louisiana. The business of the domestic utility companies is subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year. During 1998, the domestic utility companies' combined retail electric sales as a percentage of total electric sales were: residential - 27.8%; commercial - 20.8%; and industrial - 39.0%. Retail electric revenues from these sectors as a
percentage  of  total  electric  revenues  were:   residential   -   37.5%;
commercial - 24.7%; and industrial - 29.8%. Sales to governmental and municipal sectors and to nonaffiliated utilities accounted for the balance of energy sales. The major industrial customers of the domestic utility companies are in the chemical, petroleum refining, paper, and food products industries. The retail rates and services of Entergy's domestic retail utility subsidiaries are regulated by state and/or local regulatory authorities.

     Entergy Corporation also owns 100% of the voting stock of System Energy, an Arkansas corporation that owns and leases an aggregate 90% undivided interest in Grand Gulf. System Energy sells all of the capacity and energy from its interest in Grand Gulf 1 at wholesale to its only customers, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Management discusses sales from Grand Gulf 1 more thoroughly in "CAPITAL REQUIREMENTS AND FUTURE FINANCING - Certain System Financial and Support Agreements - Unit Power Sales Agreement" below. System Energy's wholesale power sales are subject to the jurisdiction of FERC.

     Entergy Services, Inc., a Delaware corporation wholly-owned by Entergy Corporation, provides management, administrative, accounting, legal, engineering, and other services primarily to the domestic utility subsidiaries of Entergy Corporation, and also to Entergy Enterprises. Entergy Operations, a Delaware corporation, is also wholly-owned by Entergy Corporation and provides nuclear management, operations and maintenance services under contract for ANO, River Bend, Waterford 3, and Grand Gulf 1, subject to the owner oversight of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, respectively. Entergy Arkansas,
Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans own 35%, 33%, 19%, and 13%, respectively, of the common stock of System Fuels, a Louisiana corporation that implements and manages certain programs to procure, deliver, and store fuel supplies for those companies. Entergy Services, Entergy Operations, and System Fuels provide their services to the domestic utility companies and System Energy, on an "at cost" basis, pursuant to service agreements approved by the SEC under PUHCA.

      Entergy Gulf States has wholly-owned subsidiaries that (i) own and operate intrastate gas pipelines in Louisiana used primarily to transport fuel to two of Entergy Gulf States' generating stations; (ii) own the Lewis Creek Station, a gas-fired generating plant, which is leased to and operated by Entergy Gulf States; and (iii) own several miles of railroad track constructed in Louisiana primarily for the purpose of transporting coal for use as boiler fuel at Entergy Gulf States' Nelson Unit 6 generating facility.

Power Marketing and Trading

      Entergy conducts its power marketing and trading business primarily through two subsidiaries, Entergy Power and EPMC, which are both Delaware corporations. Entergy Power is a domestic power producer that owns 665 MW of fossil-fueled generation assets located in Arkansas. Entergy Power markets electric capacity and energy in the wholesale market. Entergy Power's wholesale power sales are subject to the jurisdiction of FERC. EPMC engages in the marketing and trading of physical and financial energy commodity products, industrial energy management, and risk management services. It has authority from the SEC to deal in a wide range of energy commodities and related financial products. Entergy's power marketing and trading business has also recently begun trading activities in the UK.

      EPMC is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. For each counterparty, EPMC analyzes the financial condition prior to entering into an agreement, establishes credit limits, and monitors the appropriateness of these limits on an ongoing basis. Swap contracts and most other over-the-counter instruments may be subject to margin requirements with the counterparty. The principal markets for power and natural gas are utilities and industrial end-users located throughout the United States. EPMC has a concentration of receivables due from such customers. These industry concentrations may affect EPMC's overall credit risk, either positively or negatively, in that changes in economic, industry, regulatory or other conditions may similarly affect certain customers.

Other Businesses

     Entergy's global power development business is focused on acquiring or developing power generation projects in Australia, Europe, Latin America, and North America. This business owns interests in the following foreign electric generation assets:

     Investment                    Percent Ownership   Status

Argentina - Costanera, 1,260 MW              6%        operational
Argentina - Costanera expansion, 220 MW      10%       operational
Chile - San Isidro, 370 MW                   25%       operational
Pakistan - Hub River, 1,292 MW               5%        operational
Peru - Edegel - 819 MW                       21%       operational
United Kingdom - Saltend, 1,200 MW           100%      under construction
United Kingdom - Damhead Creek, 792 MW       100%      under construction

Entergy's global power development business has several other development projects located within its focus geographic regions in the planning stages as well as the 24MW Nantong project under construction in China. Management does not intend to pursue further developments in Asia.

      Entergy's domestic nuclear business focuses on providing operations and management services (O&M Services), including decommissioning services, to nuclear generating facilities owned by other utilities in the United States. O&M Services include engineering, long term operations and maintenance, fuel procurement, management and supervision, technical support and training, administrative support, and any other managerial or technical services required to operate, maintain and decommission nuclear electric power facilities. Currently such services are provided for the Maine Yankee nuclear power plant.

      In November 1998, Entergy's nuclear business signed an agreement to buy Boston Edison's 670 MW Pilgrim Nuclear Station in Plymouth, Massachusetts. Pilgrim is the first plant to be acquired by Entergy as part of a non-regulated business strategy that focuses on competitive nuclear power acquisitions and power generation as primary growth areas. Management expects to close the transaction in the second quarter of 1999. The sales agreement provides that Boston Edison will fully fund a decommissioning cost trust based on estimated decommissioning costs. The sales agreement also includes total output power purchase agreements with Boston Edison and other utilities. One hundred percent of plant output is committed through 2001, which decreases to 50% by 2003. The power purchase agreements will expire at the end of 2004.

Business Sales

      Prior to 1998, Entergy acquired interests in a number of foreign utility businesses. In August 1998, Entergy's Board of Directors approved a new strategic focus that included the sale of certain of these businesses. The largest investment was the ownership of London Electricity. Entergy, through Entergy London, acquired London Electricity in February 1997. London Electricity is a regional electric company that is principally engaged in the distribution and supply of electricity to customers in and around London, England. Entergy sold its interest in Entergy London and London Electricity in December 1998. Entergy's second largest investment was CitiPower, which is an Australian company acquired in January 1996. CitiPower is principally engaged in the distribution and supply of electricity to customers in Melbourne, Australia. Entergy sold its interest in CitiPower in December 1998. Entergy also owns a 5% interest in Edesur, S.A., which is the retail electric distribution company for the southern part of Buenos Aires, Argentina. Entergy is seeking to sell its interest in Edesur in 1999.

      In September 1998, Entergy sold its energy management subsidiary, Efficient Solutions, Inc. (formerly Entergy Integrated Solutions, Inc.). In January 1999, Entergy disposed of its security monitoring business which operates primarily in North and South Carolina, Alabama, Florida, Georgia, Mississippi, Louisiana, and Texas. In March 1999, Entergy signed an agreement to dispose of its interest in the Hyperion Telecommunications joint ventures, which operate three Competitive Local Exchange Carriers (CLECs) in Little Rock, Arkansas; Jackson, Mississippi; and Baton Rouge, Louisiana. These CLECs provide long distance carrier access and local exchange services.

Domestic and Foreign Generation Investments

      Entergy's ability to invest in domestic and foreign generation businesses is subject to the SEC's regulations under PUHCA. Absent SEC approval, these regulations limit the aggregate amount that Entergy may invest in domestic and foreign generation businesses to an amount equal to 50% of consolidated retained earnings at the time an investment is made. Due to the sale of electric distribution businesses in the UK and Australia in 1998, Entergy will have the ability to make significant additional investments in domestic and foreign generation businesses.

     International  operations  are  subject  to  the  risks  inherent   in
conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, inflation, limitations on foreign participation in local enterprises, and other restrictions. Changes in the relative value of currencies occur from time to time, and may favorably or unfavorably affect the financial condition and results of operations of Entergy's non-U.S. businesses. In addition, exchange control restrictions in certain countries may limit or prevent the repatriation of earnings.

Selected Data

      Selected customer and sales data for 1998 are summarized in the following tables:

                                                                   Customers as of
                                                                  December 31, 1998
                     Area Served                                   Electric     Gas
                                                                     (In Thousands)
Entergy Arkansas     Portions of Arkansas and Tennessee                629        -
Entergy Gulf States  Portions of Texas and Louisiana                   658       89
Entergy Louisiana    Portions of Louisiana                             631        -
Entergy Mississippi  Portions of Mississippi                           388        -
Entergy New Orleans  City of New Orleans, except Algiers, which is provided electric service by
                       Entergy Louisiana                               189      151
                                                                     -----      ---
  Total customers                                                    2,495      240
                                                                     =====      ===


        1998 - Selected Domestic Utility Electric Energy Sales Data


                        Entergy     Entergy      Entergy      Entergy       Entergy     System
                       Arkansas   Gulf States   Louisiana   Mississippi   New Orleans   Energy   Entergy (a)
                                                (In GWH's)
Electric Department:
  Sales to retail
   customers            18,456      34,596        29,004       12,325         5,841          -    100,224
  Sales for resale:
   Affiliates            6,500       1,091           386        2,424           370      8,259          -
   Other                 5,948       2,990           855          484           199          -     11,187
                        ---------------------------------------------------------------------------------
     Total              30,904      38,677        30,245       15,233         6,410      8,259    111,411
Steam Department:
  Sales to steam
   products customer         -       1,803             -            -             -          -      1,803
                        ---------------------------------------------------------------------------------
     Total              30,904      40,480        30,245       15,233         6,410      8,259    113,214
                        =================================================================================


Average use per
 residential            12,333      15,510        15,329       14,555        12,611          -     14,303
 customer (KWH)         =================================================================================



(a)   Includes the effect of intercompany eliminations.

                  1998 - Selected Natural Gas Sales Data

      Entergy New Orleans and Entergy Gulf States sold 15,969,673 and 6,321,495 MCF, respectively, of natural gas to retail customers in 1998. Revenues from natural gas operations for each of the three years in the period ended December 31, 1998, were not material for Entergy Gulf States. Entergy New Orleans' products and services are discussed below in "BUSINESS SEGMENTS".

      Refer  to "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF  ENTERGY
CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, and SYSTEM ENERGY" which follow each company's financial statements in this report, for further information with respect to operating statistics.

Employees

     As of December 31, 1998, Entergy had 12,816 employees as follows:

        Full-time:
          Entergy Corporation                           -
          Entergy Arkansas                          1,413
          Entergy Gulf States                       1,476
          Entergy Louisiana                           720
          Entergy Mississippi                         729
          Entergy New Orleans                         302
          System Energy                                 -
          Entergy Operations                        3,581
          Entergy Services                          3,021
          Other subsidiaries                        1,455
                                                   ------
            Total Full-time                        12,697
          Part-time                                   119
                                                   ------
            Total Entergy                          12,816
                                                   ======

Competition

      "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS, SIGNIFICANT FACTORS AND KNOWN TRENDS" and Note 2 to the financial statements contain detailed discussions of competitive challenges Entergy faces in the utility industry, including the filings made by the domestic utility companies with their respective state and local regulatory authorities addressing transition to a more competitive utility business environment.


                 CAPITAL REQUIREMENTS AND FUTURE FINANCING

     Estimated construction expenditures for the domestic utility companies and System Energy for the period 1999-2001 are set forth in the following table. These estimates include environmental expenditures and AFUDC, but exclude nuclear fuel.

                        1999     2000     2001     2002
                                  (In Millions)

Entergy Arkansas        $210     $210     $187     $607
Entergy Gulf States      161      157      141      459
Entergy Louisiana        114      111       99      324
Entergy Mississippi       66       66       59      191
Entergy New Orleans       37       31       27       95
System Energy             22       22       19       63

      With the exception of Entergy Arkansas, no significant construction costs are expected in connection with the domestic utility companies' and System Energy's generating facilities. Entergy plans to return generating stations at Entergy Arkansas, Entergy Louisiana and Entergy New Orleans with 583 MW of capacity to service in 1999. These stations will be returned to service with estimated capital expenditures of $9.0 million, which is included above. Projected construction expenditures for the replacement of ANO 2's steam generators are included in Entergy Arkansas' estimated figures above. The replacement of ANO 2's steam generators is discussed in Note 9 to the financial statements. Actual construction costs may vary from these estimates for a number of reasons, including changes in load growth estimates, environmental regulations, and labor, equipment, materials, and capital costs, and modifications to generating units to meet regulatory requirements. In addition to construction expenditure requirements, Entergy must meet scheduled long-term debt and preferred stock maturities and cash sinking fund requirements. Capital requirements and financing information are discussed in Notes 4, 5, 6, and 7 to the financial statements.

      In December 1997, Entergy's global power development business entered into a BPS646 million (approximately $1.07 billion) nonrecourse credit facility with an international bank group for the construction of the Saltend 1,200 MW gas-fired power plant in northeast England. The power plant will sell power into the UK power pool at prices established by the market. This plant is being constructed under a lump-sum contract with a major international contractor. This business has also entered into a series of contracts, including a long-term ground lease for the site; a long-term gas supply agreement with take-or-pay obligations, and a long-term steam and power supply agreement with the industrial host. The total cost of this project is currently estimated to be approximately $875 million. The project is expected to be operational by January 2000. Financing is discussed in Note 7 to the financial statements.

     In September 1997, Entergy's global power generation business acquired land in southeast England and certain rights to build a power station for $67 million. In September 1998, this business began construction of the Damhead Creek 792 MW combined cycle gas turbine merchant power plant on this site. The total cost of this project is currently estimated to be approximately $594 million. Agreements have been finalized regarding permanent financing, construction and gas supply. Damhead Creek's power will be sold through the England and Wales Electricity Pool. The target date for commercial operation is the fourth quarter of 2000. The financing of Damhead Creek is discussed in Note 7 to the financial statements.

      Entergy Corporation's primary capital requirements are to invest periodically in, or make loans to, its subsidiaries and to invest in new enterprises. Management discusses Entergy Corporation's current and future planned investments in its subsidiaries and the financial sources for such investments in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES". The principal sources of funds for Entergy Corporation are dividend distributions from its subsidiaries, funds available under its bank credit facilities, funds received from its dividend reinvestment and stock purchase plan, and funds received from the sale of foreign utility investments.

Certain System Financial and Support Agreements

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The Unit Power Sales Agreement allocates capacity and energy (and the related costs) from System Energy's 90% ownership and leasehold interests in Grand Gulf 1 to Entergy Arkansas (36%), Entergy Louisiana (14%), Entergy Mississippi (33%), and Entergy New Orleans (17%). Each of these companies is obligated to make payments to System Energy for its entitlement of capacity and energy on a full cost-of-service basis regardless of the quantity of energy delivered, so long as Grand Gulf 1 remains in commercial operation. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. The financial condition of System Energy depends upon the continued commercial operation of Grand Gulf 1 and the receipt of such payments. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans generally recover payments made under the Unit Power Sales Agreement through the rates charged to their customers. In the case of Entergy Arkansas and Entergy Louisiana, payments are also recovered through sales of electricity from their respective retained shares of Grand Gulf 1. The retained shares are discussed in Note 2 to the financial statements.

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

      Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans also agreed severally to pay System Energy monthly for the right to receive capacity and energy from Grand Gulf in amounts that (when added to any amounts received by System Energy under the Unit Power Sales Agreement, or otherwise) would at least equal System Energy's total operating expenses for Grand Gulf (including depreciation at a specified
rate)  and  interest  charges.   The September  1989  write-off  of  System
Energy's investment in Grand Gulf 2, amounting to approximately $900 million, is being amortized for Availability Agreement purposes over 27 years.

      The allocation percentages under the Availability Agreement are fixed as follows: Entergy Arkansas - 17.1%; Entergy Louisiana - 26.9%; Entergy Mississippi - 31.3%; and Entergy New Orleans - 24.7%. The allocation percentages under the Availability Agreement would remain in effect and would govern payments made under such agreement in the event of a shortfall of funds available to System Energy from other sources, including payments under the Unit Power Sales Agreement.

      System Energy has assigned its rights to payments and advances from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under the Availability Agreement as security for its first mortgage bonds and reimbursement obligations to certain banks providing the letters of credit in connection with the equity funding of the sale and leaseback transactions described in Note 10 under "Sale and Leaseback Transactions - Grand Gulf 1 Lease Obligations." In these assignments, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans further agreed that, in the event they were prohibited by governmental action from making payments under the Availability Agreement (for example, if FERC reduced or disallowed such payments as constituting excessive rates), they would then make subordinated advances to System Energy in the same amounts and at the same times as the prohibited payments. System Energy would not be allowed to repay these subordinated advances so long as it remained in default under the related indebtedness or in other similar circumstances.

      Each of the assignment agreements relating to the Availability Agreement provides that Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans will make payments directly to System Energy. However, if there is an event of default, those payments must be made directly to the holders of indebtedness that are the beneficiaries of such assignment agreements. The payments must be made pro rata according to the amount of the respective obligations secured.

      The obligations of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans to make payments under the Availability Agreement are subject to the receipt and continued effectiveness of all necessary regulatory approvals. Sales of capacity and energy under the Availability Agreement would require that the Availability Agreement be submitted to FERC for approval with respect to the terms of such sale. No such filing with FERC has been made because sales of capacity and energy from Grand Gulf are being made pursuant to the Unit Power Sales Agreement. If, for any reason, sales of capacity and energy are made in the future pursuant to the Availability Agreement, the jurisdictional portions of the Availability Agreement would be submitted to FERC for approval. Other aspects of the Availability Agreement are subject to the jurisdiction of the SEC, whose approval has been obtained, under PUHCA.

      Since commercial operation of Grand Gulf 1 began, payments under the Unit Power Sales Agreement to System Energy have exceeded the amounts payable under the Availability Agreement. Therefore, no payments under the Availability Agreement have ever been required. In the event such payments were required, the ability of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans to recover from their customers amounts paid under the Availability Agreement, or under the assignments thereof, would depend upon the outcome of rate proceedings before state and local regulatory authorities. Opposition to full recovery would be likely, and the outcome of such proceedings, should they occur, is not predictable.

      The Availability Agreement may be terminated, amended, or modified by mutual agreement of the parties thereto, without further consent of any assignees or other creditors.

Capital Funds Agreement (Entergy Corporation and System Energy)

      System Energy and Entergy Corporation have entered into the Capital Funds Agreement, whereby Entergy Corporation has agreed to supply System Energy with sufficient capital to (i) maintain System Energy's equity capital at an amount equal to a minimum of 35% of its total capitalization (excluding short-term debt) and (ii) permit the continued commercial operation of Grand Gulf 1 and pay in full all indebtedness for borrowed money of System Energy when due.

      Entergy Corporation has entered into various supplements to the Capital Funds Agreement. System Energy has assigned its rights under such supplements as security for its first mortgage bonds and for reimbursement obligations to certain banks providing letters of credit in connection with the equity funding of the sale and leaseback transactions described in Note 10 under "Sale and Leaseback Transactions - Grand Gulf 1 Lease Obligations." Each such supplement provides that permitted indebtedness for borrowed money incurred by System Energy in connection with the financing of Grand Gulf may be secured by System Energy's rights under the Capital Funds Agreement on a pro rata basis (except for the Specific Payments, as defined below). In addition, in the supplements to the Capital Funds Agreement relating to the specific indebtedness being secured, Entergy Corporation has agreed to make cash capital contributions directly to System Energy sufficient to enable System Energy to make payments when due on such indebtedness (Specific Payments). However, if there is an event of default, Entergy Corporation must make those payments directly to the holders of indebtedness benefiting from the supplemental agreements. The payments (other than the Specific Payments) must be made pro rata according to the amount of the respective obligations benefiting from the supplemental agreements.

     The Capital Funds Agreement may be terminated, amended, or modified by mutual agreement of the parties thereto, upon obtaining the consent, if required, of those holders of System Energy's indebtedness then outstanding who have received the assignments of the Capital Funds Agreement.


                        RATE MATTERS AND REGULATION

Rate Matters

     The retail rates of Entergy's domestic utility companies are regulated by state and/or local regulatory authorities, as described below. FERC regulates their wholesale rates (including intrasystem sales pursuant to the System Agreement) and interstate transmission of electricity, as well as rates for System Energy's sales of capacity and energy from Grand Gulf 1 to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement.

Wholesale Rate Matters

System Energy

      As described above under "CAPITAL REQUIREMENTS AND FUTURE FINANCING - Certain System Financial and Support Agreements", System Energy recovers costs related to its interest in Grand Gulf 1 through rates charged to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans for capacity and energy under the Unit Power Sales Agreement.

      In December 1995, System Energy implemented a $65.5 million rate increase, subject to refund. In 1998, FERC approved requests by Entergy Arkansas and Entergy Mississippi to accelerate a portion of their Grand Gulf purchased power obligations. The rate increase request filed by System Energy with FERC and the Grand Gulf accelerated recovery tariffs are discussed in Note 2 to the financial statements.

System Agreement (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      Entergy's domestic utility companies engage in the coordinated planning, construction, and operation of generation and transmission facilities pursuant to the terms of the System Agreement, as described under "PROPERTY - Generating Stations", below.

     In connection with the Merger in 1993, FERC approved certain rate schedule changes to integrate Entergy Gulf States into the System Agreement. In approving the Merger, FERC also initiated a new proceeding to consider whether the System Agreement permits certain out-of-service generating units to be included in reserve equalization calculations under Service Schedule MSS-1 of that agreement. The LPSC and the MPSC submitted testimony in this proceeding seeking retroactive refunds for Entergy Louisiana and Entergy Mississippi estimated at $22.6 million and $13.2 million plus related interest charges, respectively. The ALJ recommended that no retroactive refunds should be ordered and that the System Agreement should be amended to allow out-of-service units to be included in reserve equalization. In August 1997, the FERC issued an Opinion and Order affirming the initial decision of the ALJ. The LPSC and the MPSC filed a request for rehearing of FERC's August 1997 decision, which was denied. The LPSC and the MPSC then appealed FERC's decision to the U.S. Court of Appeals for the D. C. Circuit in March 1998. Oral arguments in this appeal are scheduled for March 1999. No assurance can be given as to the timing or outcome of the appeal.

     In March 1995, the LPSC filed a complaint with FERC alleging that the System Agreement results in unjust and unreasonable rates. The LPSC requested FERC to modify the System Agreement to exclude curtailable load from the cost allocation determination and to permit Entergy's domestic utility companies that engage in real-time pricing at the retail level to be assessed only the marginal cost for energy sold among the domestic utility companies. In August 1996, FERC dismissed the LPSC's complaint finding that the LPSC's claim that the System Agreement is unjust and unreasonable was without merit. The FERC confirmed this finding in a September 1997 order denying the LPSC's request for rehearing. The LPSC has appealed FERC's dismissal of its complaint to the D. C. Circuit and oral arguments in this appeal were held in December 1998. No assurance can be given as to the timing or outcome of the appeal.

Open Access Transmission (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      In October 1994, Entergy's domestic utility companies filed revised transmission tariffs. In January 1995, FERC made the transmission tariffs effective, subject to refund, and ordered an investigation of Entergy Power's market pricing authority, thereby making Entergy Power's market price rate schedules subject to refund. In October 1998, the FERC issued an order, which stipulated that Entergy's open access transmission tariff mitigated any transmission market power and affirmed that transmission service should be priced at a rolled-in, system-wide rate rather than the bifurcated bulk and local transmission pricing proposed by Entergy. The
FERC also rejected customers' requests to receive credits for customer-owned facilities that are not integrated with, and support, Entergy's transmission system. Requests for rehearing or clarification of that decision are pending before FERC. The October 1998 order also determined that no further action is needed in the investigation of Entergy Power's market pricing authority.

       Competition within the wholesale electric energy market has intensified with open access transmission and an increase in marketing and trading activities by utilities and power marketers. Open access transmission allows third party suppliers to transmit energy to customers over transmission facilities owned by another entity. To implement open access transmission to wholesale customers, FERC issued two orders in 1996. Order No. 888 requires all public utilities subject to FERC jurisdiction to provide wholesale transmission access to third parties and specifically addresses issues related to nondiscriminatory transmission and stranded costs. Order No. 889 addresses codes of conduct and requires the implementation and maintenance of an open access same-time information system by each public utility.

      In July 1996, Entergy's domestic utility companies filed an open access transmission tariff in compliance with FERC Order No. 888, which superseded the tariffs previously filed. In January 1997, FERC accepted the non-rate terms and conditions of the July 1996 tariff, subject to limited modifications. In a March 1997 order (Order No. 888-A), FERC directed public utilities to file revised tariffs to reflect changes resulting from rehearing of Order No. 888. In July 1997, Entergy Services filed with the FERC its wholesale transmission access compliance tariff incorporating the non-rate terms and conditions of FERC Order No. 888-A. FERC's October 1998 Order discussed above resolved the rate-related issues.

      In response to FERC policy strongly favoring independent control over transmission operations as a means of enhancing competitive wholesale power markets, Entergy has proposed to FERC the formation of a regional transmission company (Transco). The proposed Transco would be:

     o  a separate legal entity regulated by FERC;
     o composed of the transmission system transferred to it by the domestic utility companies and other transmission owners in Entergy's region;
     o operated and maintained by employees who would work exclusively for the Transco and would not be employed by Entergy or the domestic utility companies; and
     o passively owned by the domestic utility companies, which will not control or otherwise direct its operation and management.

Management expects to make additional filings with federal, state, and local regulatory authorities seeking necessary approvals for the formation of the Transco.

Retail Rate Matters

General (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      Certain costs related to Grand Gulf 1, Waterford 3, and River Bend were phased into retail rates over a period of years in order to avoid the "rate shock" associated with increasing rates to reflect all such costs at once. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and the portion of Entergy Gulf States regulated by the LPSC have fully recovered such deferred costs. Entergy New Orleans' phase-in plan expires in 2001.

      The retail regulatory philosophy is shifting in some jurisdictions from traditional cost-of-service regulation to performance-based rate regulation. Performance-based formula rate plans are designed to encourage efficiencies and productivity while permitting utilities and their customers to share in the benefits. Entergy Mississippi and Entergy Louisiana have implemented performance-based formula rate plans.

      The domestic utility companies have initiated proceedings with state and local regulators regarding an orderly transition to a more competitive market for electricity. The filings by the domestic utility companies and the generic restructuring dockets established by the local and state regulators are discussed more thoroughly in Note 2 to the financial statements.

Entergy Arkansas

Retail Rate Proceedings

      Entergy Arkansas' retail rate proceedings that were resolved during the past year or are currently pending are discussed in Note 2 to the financial statements.

Recovery of Grand Gulf 1 Costs

      Under the settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas agreed to forego recovery of a portion of its Grand Gulf l-related costs, to recover a portion of such costs currently, and to defer a portion of such costs for future recovery. Deferrals ceased in l990, and Entergy Arkansas has fully recovered such deferrals pursuant to the phase-in plan, which expired in November 1998. In 1996 and subsequent years, Entergy Arkansas retains 22% of its 36% share (approximately 7.92%) of Grand Gulf 1 costs and recovers the remaining 78% through rates. In the event Entergy Arkansas is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided energy cost, which is currently less than Entergy Arkansas' cost of energy from its retained share.

Fuel Recovery

     Entergy Arkansas' rate schedules include an energy cost recovery rider
to  recover  the  costs of energy (fuel and purchased energy  costs).   The
rider   utilizes  projected  energy  costs  for  the  twelve  month  period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery of the energy cost for the prior calendar year.

Rate Freeze

      In December 1997 the APSC approved a settlement agreement resolving Entergy Arkansas' transition to competition case. One provision in that settlement was that base rates would remain at the level resulting from that case until July 1, 2001. The terms of the settlement agreement are discussed in Note 2 to the financial statements.

Entergy Gulf States

Retail Rate Proceedings

     Entergy Gulf States' retail rate proceedings that were resolved during the past year or are currently pending are discussed in Note 2 to the financial statements.

Settlement Agreement

      On February 1, 1999, Entergy Gulf States entered into a settlement agreement with all but one of the parties to Entergy Gulf States' pending Texas rate proceeding. If approved, the settlement agreement would resolve the pending approval of Entergy Gulf States' 1996 rate proceedings as well as its 1998 rate proceedings and all pending appeals in other matters, except for the appeal in the River Bend cost recovery proceeding. The settlement agreement provides for the following:

     o an annual $4.2 million base rate reduction, effective March 1, 1999, which is in addition to the annual $69 million base rate reduction (net of River Bend accounting order deferrals) in the PUCT's second order on rehearing in October 1998;
     o    a reduced fixed fuel factor, effective March 1, 1999;
     o a methodology for semi-annual revisions of the fixed fuel factor based on the market price of natural gas;
     o    a base rate freeze through June 1, 2000;
     o remaining River Bend accounting order deferrals as of January 1, 1999, are to be amortized over three years on a straight-line basis, provided that such accounting order deferrals shall not be recognized in any subsequent base rate case or stranded cost calculation;
     o the dismissal of all pending appeals relating to Entergy Gulf States' proceedings with the PUCT, except the River Bend appeal discussed below; and
     o the potential recovery in the River Bend appeal is limited to $115 million net plant in service as of January 1, 2002, less depreciation over the remaining life of the plant beginning January 1, 2002 through the date the plant costs are included in rate base, provided that any such recovery shall not be used to increase rates above the level agreed to in the settlement agreement.

On February 19, 1999, the PUCT approved the implementation of new rates consistent with the terms of the settlement agreement on an interim basis, pending final approval of the settlement agreement. The new rates were made effective on March 1, 1999. The PUCT will hold a hearing on the settlement agreement on April 13, 1999, and a final decision is expected in May 1999. Management cannot predict the likelihood that the PUCT will approve the settlement agreement.

Recovery of River Bend Costs

      Entergy Gulf States was amortizing $182 million of River Bend operating and purchased power costs, depreciation, and accrued carrying charges over a 20-year period. However, the PUCT recently accelerated the recovery of these deferrals to a three-year recovery period ending in May 1999. In 1998, Entergy Gulf States recorded reserves of $81.6 million ($48.6 million net of taxes) reflecting such accelerated recovery pending a final decision on Entergy Gulf States' appeal. The settlement agreement discussed above, if approved, would allow Entergy Gulf States to amortize the remaining deferral balance as of January 1, 1999 over three years on a straight-line basis, provided that such accounting order deferrals shall not be recognized in any subsequent base rate case or stranded cost calculation.

     Also, in accordance with a phase-in plan approved by the LPSC, Entergy Gulf States deferred $294 million of its River Bend costs related to the period February 1988 through February 1991. These deferrals have been fully recovered pursuant to the phase-in plan, which expired in February 1998.

Texas Jurisdiction - River Bend

      In March 1998, the PUCT issued an order disallowing recovery of $1.4 billion of company-wide abeyed River Bend plant costs and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs (Abeyed Deferrals). Based on its long-lived asset impairment policy, Entergy Gulf States wrote off Abeyed Deferrals of $169 million, net of tax, effective January 1, 1996. The River Bend plant costs have been held in abeyance since 1988, during which time they have been the subject of several appeals by Entergy Gulf States. Following denial by the PUCT of Entergy Gulf States' latest motion for rehearing, Entergy Gulf States has again appealed the PUCT's decision on this matter to a Texas District Court. The settlement agreement discussed above, if approved, would require that Entergy Gulf States not act on its appeal before January 1, 2002 and would limit the potential recovery to $115 million net plant in service as of January 1, 2002, less depreciation over the remaining life of the plant beginning January 1, 2002 through the date the plant costs are included in rate base, provided that any such recovery shall not be used to increase rates above the level agreed to in the settlement agreement. Based on advice of counsel, management believes that it is probable that the matter will be remanded again to the PUCT for a further ruling on the prudence of the abeyed plant costs and it is reasonably possible that some portion of these costs will be included in rate base. The abeyed plant cost proceedings and reserves established to reflect management's estimate of the probable outcome thereof are discussed in more detail in Note 2 to the financial statements.

Fuel Recovery

      Entergy Gulf States' Texas rate schedules include a fixed fuel factor to recover fuel and purchased power costs not recovered in base rates. The fixed fuel factor may be revised every six months in accordance with a schedule set by the PUCT. To the extent actual costs vary from the fixed factor, refunds or surcharges are required or permitted. The settlement agreement discussed above, if approved, would establish a methodology for semi-annual revisions of the fixed fuel factor based on the market price of natural gas, effective through December 2001 or until otherwise ordered by the PUCT. Fuel costs are also subject to reconciliation proceedings at least every three years.

      Entergy Gulf States' Louisiana electric rate schedules include a fuel adjustment clause designed to recover the cost of fuel and purchased power costs, adjusted by a surcharge (or credit) for deferred fuel expense arising from the monthly reconciliation of actual fuel cost incurred with fuel revenues billed to customers. The LPSC and the PUCT fuel cost reviews that were resolved during the past year or are currently pending are discussed in Note 2 to the financial statements.

      Entergy Gulf States' Louisiana gas rates include a purchased gas adjustment to recover the cost of purchased gas.

Entergy Louisiana

Retail Rate Proceedings

      Entergy Louisiana's retail rate proceedings that were resolved during the past year or are currently pending are discussed in Note 2 to the financial statements.

Recovery of Grand Gulf 1 Costs

      In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted rate relief with respect to costs associated with Entergy Louisiana's share of capacity and energy from Grand Gulf l, subject to certain terms and conditions. In November 1988 Entergy Louisiana agreed to retain, and not recover from retail ratepayers, 18% of its 14% share (approximately 2.52%) of the costs of Grand Gulf 1's capacity and energy. Non-fuel operation and maintenance costs for Grand Gulf 1 are recovered through Entergy Louisiana's base rates. Additionally, Entergy Louisiana is allowed to recover, through the fuel adjustment clause, 4.6 cents per KWH for the energy related to its retained portion of these costs. Alternatively, Entergy Louisiana may sell such energy to nonaffiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC's approval.

Performance-Based Formula Rate Plan

      In September 1998 the LPSC issued an order extending the annual performance-based formula rate plan filings for Entergy Louisiana for an additional three years, through an April 2000 filing for the 1999 test year. Entergy Louisiana's performance-based formula rate plan filings are discussed in Note 2 to the financial statements.

Fuel Recovery

      Entergy Louisiana's rate schedules include a fuel adjustment clause designed to recover the cost of fuel in the second prior month, adjusted by a surcharge (or credit) for deferred fuel expense arising from the monthly reconciliation of actual fuel incurred with fuel cost revenues billed to customers.

Entergy Mississippi

Retail Rate Proceedings

      Entergy Mississippi's retail rate proceedings that were resolved during the past year or are currently pending are discussed in Note 2 to the financial statements.

Recovery of Grand Gulf 1 Costs

      In September 1985 the MPSC granted Entergy Mississippi an annual base rate increase of approximately $326.5 million in connection with its allocated share of Grand Gulf 1 costs. The MPSC also provided for the deferral of a portion of such costs that were incurred each year through 1992, and recovery of these deferrals over a period of six years, which ended in September 1998.

Performance-Based Formula Rate Plan

      Under a performance-based formula rate plan (formula rate plan) effective March 25, 1994, Entergy Mississippi's earned rate of return is calculated automatically every 12 months and compared to and adjusted against a benchmark rate of return (calculated under a separate formula within the formula rate plan). The formula rate plan allows for periodic small adjustments in rates based on a comparison of actual earned returns to benchmark returns and upon certain performance factors. The formula rate plan filing for the 1997 test year is discussed in Note 2 to the financial statements. The formula rate plan filing for the 1998 test year will be submitted in March 1999.

Fuel Recovery

      Entergy Mississippi's rate schedules include an energy cost recovery rider to recover the costs of energy (fuel and purchased energy costs). The rider utilizes projected energy costs for the coming calendar year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery of the energy cost as of September 30 immediately preceding the annual redetermination.

Entergy New Orleans

Retail Rate Proceedings

     Entergy New Orleans' retail rate proceedings that were resolved during the past year or are currently pending are discussed in Note 2 to the financial statements.

Recovery of Grand Gulf 1 Costs

      Under Entergy New Orleans' various rate settlements with the Council in 1986, 1988, and 1991, Entergy New Orleans agreed to absorb and not recover from ratepayers a total of $96.2 million of its Grand Gulf 1 costs. Entergy New Orleans was permitted to implement annual rate increases in decreasing amounts each year through 1995, and to defer certain costs and related carrying charges for recovery on a schedule extending from 1991 through 2001. As of December 31, 1998, the uncollected balance of Entergy New Orleans' deferred costs was $64.2 million.

Fuel Recovery

     Entergy New Orleans' electric rate schedules include a fuel adjustment clause designed to recover the cost of fuel in the second prior month, adjusted by a surcharge (or credit) for deferred fuel expense arising from the monthly reconciliation of actual fuel incurred with fuel cost revenues billed to customers. The adjustment also includes the difference between non-fuel Grand Gulf 1 costs paid by Entergy New Orleans and the estimate of such costs provided in Entergy New Orleans' Grand Gulf 1 rate settlements. Entergy New Orleans' gas rate schedules include an adjustment to reflect gas costs in excess of those collected in base rates, adjusted by a surcharge (or credit) similar to that included in the electric fuel adjustment clause.

Regulation

Federal  Regulation  (Entergy Corporation, Entergy Arkansas,  Entergy  Gulf
States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

PUHCA

      Entergy Corporation and its various direct and indirect subsidiaries (with the exception of its EWG, FUCO, and ETC subsidiaries) are subject to the broad regulatory provisions of PUHCA. Except with respect to investments in certain domestic power projects, foreign utility company projects, and telecommunication projects, the principal regulatory provisions of PUHCA:

     o limit the operations of a registered holding company system to a single, integrated public utility system, plus certain ancillary and related systems and businesses;
     o regulate certain transactions among affiliates within a holding company system; and
     o govern the issuance, acquisition and disposition of securities and assets by registered holding companies and their subsidiaries;
     o limit the entry by registered holding companies and their subsidiaries into businesses other than electric and/or gas utility businesses; and
     o    require SEC approval for certain utility mergers and acquisitions.

      Entergy Corporation and other electric utility holding companies have supported legislation in the United States Congress to repeal PUHCA and transfer certain aspects of the oversight of public utility holding companies from the SEC to FERC. Entergy believes that PUHCA inhibits its ability to compete in the evolving electric energy marketplace and largely duplicates the oversight activities already performed by FERC, state and local regulators. In June 1995, the SEC adopted a report proposing options for the repeal or significant modification of PUHCA.

Federal Power Act

     The domestic utility companies, System Energy, Entergy Power, and EPMC are subject to the Federal Power Act as administered by FERC and the DOE. The Federal Power Act provides for regulatory jurisdiction over the transmission and wholesale sale of electric energy in interstate commerce, licensing of certain hydroelectric projects and certain other activities, including accounting policies and practices. Such regulation includes jurisdiction over the rates charged by System Energy for capacity and energy provided to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans from Grand Gulf 1.

      Entergy Arkansas holds a FERC license for two hydroelectric projects (70 MW), which was renewed on July 2, 1980 and expires in February 2003. In February 1998, Entergy Arkansas filed notice of its intent to relicense these hydroelectric projects.

Regulation of the Nuclear Power Industry (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

Regulation of Nuclear Power

      Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, the operation of nuclear plants is heavily regulated by the NRC, which has broad power to impose licensing and safety-related requirements. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, as owners of all or portions of ANO, River Bend, Waterford 3, and Grand Gulf 1, respectively, and Entergy Operations, as the licensee and operator of these units, are subject to the jurisdiction of the NRC. Revised safety requirements promulgated by the NRC have, in the past, necessitated substantial capital expenditures at these nuclear plants, and additional expenditures could be required in the future.

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

Regulation of Spent Fuel and Other High-Level Radioactive Waste

     Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. However, the DOE has not yet identified a permanent storage repository and, as a result, future expenditures may be required to increase spent fuel storage capacity at Entergy's nuclear plant sites. Information concerning spent fuel disposal contracts with the DOE, schedules for initial shipments of spent nuclear fuel, current on-site storage capacity, and costs of providing additional on-site storage is presented in Note 9 to the financial statements.

Regulation of Low-Level Radioactive Waste

      The availability and cost of disposal facilities for low-level radioactive waste resulting from normal nuclear plant operations are subject to a number of uncertainties. Under the Low-Level Radioactive Waste Policy Act of 1980, as amended, each state is responsible for disposal of waste originating in that state, but states may participate in regional compacts to fulfill their responsibilities jointly. The States of Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact), and the State of Mississippi participates in the Southeast Low-Level Radioactive Waste Compact (Southeast Compact). Both the Central States Compact and the Southeast Compact have experienced significant delays in the development of waste storage facilities. Two disposal sites are currently operating in the United States, but only one site, the Barnwell Disposal Facility (Barnwell) located in South Carolina, is open to out-of-region generators. The availability of Barnwell provides only a temporary solution for low-level radioactive waste storage, and does not alleviate the need to develop new disposal capacity.

      The Southeast Compact process is currently on hold pending resolution of future funding. In December 1998, the host state for the Central States Compact, Nebraska, denied the license application. On December 30, 1998, Entergy and two other utilities in the Central States Compact filed a lawsuit against the state of Nebraska seeking damages resulting from delays and a faulty license review process. Entergy Arkansas, Entergy Louisiana and Entergy Gulf States, along with other waste generators, fund the development costs for new disposal facilities relating to the Central States Compact. During the fourth quarter of 1997, Entergy Arkansas, Entergy Louisiana, and Entergy Gulf States reserved $17.4 million, $12.3 million, and $13.8 million, respectively, related to previously deferred radioactive waste facility costs incurred in connection with the Central States Compact. However, in 1998 based on actions of the APSC, Entergy Arkansas reversed the 1997 reserve of previously deferred costs. Development costs to be incurred in the future are difficult to predict. The current schedules for the site development in both the Central States Compact and the Southeast Compact are undetermined at this time. Until long-term disposal facilities are established, Entergy will seek continued access to existing facilities. If such access is unavailable, Entergy will store low-level waste at its nuclear plant sites.

Regulation of Nuclear Plant Decommissioning

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy are recovering through electric rates the estimated decommissioning costs for ANO, River Bend, Waterford 3, and Grand Gulf 1, respectively. These amounts are deposited in trust funds which, together with the related earnings, can only be used for future decommissioning costs. Estimated decommissioning costs are periodically reviewed and updated to reflect inflation and changes in regulatory requirements and technology. Applications are periodically made to appropriate regulatory authorities to reflect in rates the changes in projected decommissioning costs. Additional information with respect to decommissioning costs for ANO, River Bend, Waterford 3, and Grand Gulf 1 is found in Note 9 to the financial statements.

     The EPAct requires all electric utilities (including Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy) that purchased uranium enrichment services from the DOE to contribute up to a total of $150 million annually over approximately 15 years (adjusted for inflation, up to a total of $2.25 billion) for decontamination and decommissioning of enrichment facilities. In accordance with the EPAct, contributions to decontamination and decommissioning funds are recovered through rates in the same manner as other fuel costs. The estimated annual contributions by Entergy for decontamination and decommissioning fees are discussed in Note 9 to the financial statements.

Nuclear Insurance

      The Price-Anderson Act limits public liability for a single nuclear incident to approximately $9.8 billion. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy have protection with respect to this liability through a combination of private insurance and an industry assessment program, as well as insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units. Insurance applicable to the nuclear programs of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy is discussed in
Note 9 to the financial statements.

Nuclear Operations

General (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

      Entergy Operations operates ANO, River Bend, Waterford 3, and Grand Gulf 1, subject to the owner oversight of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, respectively. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy pay directly or reimburse Entergy Operations at cost for its operation of the nuclear units.

ANO Matters (Entergy Corporation and Entergy Arkansas)

     The replacement of steam generators at ANO 2 is discussed in Note 9 to the financial statements.

River Bend (Entergy Corporation and Entergy Gulf States)

      In connection with the Merger, Entergy Gulf States filed two applications with the NRC in January 1993 to amend the River Bend operating license. The applications sought the NRC's consent to the Merger and to a change in the licensed operator of the facility from Entergy Gulf States to Entergy Operations. The NRC Staff issued the two license amendments for River Bend. On February 14, 1994, Cajun filed with the D.C. Circuit petitions for review of the two license amendments for River Bend. In March 1995, the D.C. Circuit ordered that the NRC order and license amendments be set aside, and remanded the case to the NRC for further consideration. Subsequently, the NRC affirmed its original findings and reissued the two license amendments. Subsequent petitions for review and appeals filed by Cajun and the Arkansas Cities and Cooperatives were dismissed in 1997 and 1998. The two license amendments are currently in full force and effect.

State Regulation (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

General

      Entergy Arkansas is subject to regulation by the APSC, which includes the authority to:

     o  set rates;
     o  determine reasonable and adequate service;
     o  require proper accounting;
     o  control leasing;
     o control the acquisition or sale of any public utility plant or property constituting an operating unit or system;
     o  set rates of depreciation;
     o issue certificates of convenience and necessity and certificates of environmental compatibility and public need; and
     o  regulate the issuance and sale of certain securities.

      Entergy Gulf States is subject to the jurisdiction of the municipal authorities of a number of incorporated cities in Texas as to retail rates and service within their boundaries, with appellate jurisdiction over such matters residing in the PUCT. Entergy Gulf States' Texas business is also subject to regulation by the PUCT as to retail rates and service in rural areas, certification of new generating plants, and extensions of service into new areas. Entergy Gulf States' Louisiana business is subject to regulation by the LPSC as to electric and gas service, rates and charges, certification of generating facilities and power or capacity purchase contracts, depreciation, accounting, and other matters.

      Entergy Louisiana is subject to regulation by the LPSC as to electric service, rates and charges, certification of generating facilities and power or capacity purchase contracts, depreciation, accounting, and other matters. Entergy Louisiana is also subject to the jurisdiction of the Council with respect to such matters within Algiers in Orleans Parish.

      Entergy Mississippi is subject to regulation as to service, service areas, facilities, and retail rates by the MPSC. Entergy Mississippi is also subject to regulation by the APSC as to the certificate of environmental compatibility and public need for the Independence Station, which is located in Arkansas.

      Entergy  New  Orleans is subject to regulation by the Council  as  to electric  and  gas  service,  rates  and  charges,  standards  of  service,
depreciation,  accounting,  issuance  of  certain  securities,  and   other
matters.

Franchises

      Entergy Arkansas holds exclusive franchises to provide electric service in approximately 300 incorporated cities and towns in Arkansas. These franchises are unlimited in duration and continue unless the municipalities purchase the utility property. In Arkansas, franchises are considered to be contracts and, therefore, are terminable upon breach of the terms of the franchise.

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

      Entergy Louisiana holds non-exclusive franchises to provide electric service in approximately 116 incorporated Louisiana municipalities. Most of these franchises have 25-year terms, although six of these municipalities have granted 60-year franchises. Entergy Louisiana also supplies electric service in approximately 353 unincorporated communities, all of which are located in Louisiana parishes in which it holds non-exclusive franchises.

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

      Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to city ordinances. These ordinances contain a continuing option for the City of New Orleans to purchase Entergy New Orleans' electric and gas utility properties.

      The business of System Energy is limited to wholesale power sales and has no distribution franchises.

Environmental Regulation

General

      Entergy's facilities and operations are subject to regulation by various domestic and foreign governmental authorities having jurisdiction over air quality, water quality, control of toxic substances and hazardous and solid wastes, and other environmental matters. Management believes that its affected subsidiaries are in substantial compliance with environmental regulations currently applicable to their facilities and operations. Because environmental regulations are subject to change, future compliance costs cannot be precisely estimated. However, management estimates that future capital expenditures for environmental compliance will not be material for Entergy or any of its reporting subsidiaries.

Clean Air Legislation

      The Clean Air Act Amendments of 1990 (the Act) established the following three programs that currently or in the future may affect Entergy's fossil-fueled generation: (i) an acid rain program for control of sulfur dioxide (SO2) and nitrogen oxides (NOx); (ii) an ozone nonattainment area program for control of NOx and volatile organic compounds; and (iii) an operating permits program for administration and enforcement of these and other Act programs.

      Under the acid rain program, it is anticipated that no additional equipment to control SO2 will be required by Entergy's subsidiaries. The Act provides allowances to most of the affected Entergy generating units for emissions based upon past emission levels and operating characteristics. Each allowance is an entitlement to emit one ton of SO2 per year. Under the Act, utilities are or will be required to possess allowances for SO2 emissions from affected generating units. All Entergy fossil-fueled generating units are classified as "Phase II" units under the Act and are subject to SO2 allowance requirements beginning in the year 2000. Management believes that it will be able to operate the domestic utility companies' generating units efficiently without installing scrubbers or experiencing other significant expenditures.

      Control equipment may eventually be required for certain Entergy Gulf States generating units to achieve NOx reductions due to the ozone nonattainment status of areas served in and around Beaumont and Houston, Texas. Texas environmental authorities have imposed NOx controls on power plants that must be in place by November 1999. The aggregate cost of such control equipment for the affected Entergy Gulf States plants is estimated to be less than $1.5 million through the year 2000. It is expected that Texas, in conjunction with the EPA, will publish future control strategies in 1999. Depending on the strategies developed by Texas, additional costs may be incurred between 2000 and 2007, but these costs cannot currently be estimated.

Other Environmental Matters

      The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), authorizes the EPA and, indirectly, the states, to require generators and certain transporters of certain hazardous substances released from or at a site, and the owners or operators of any such site, to cleanup the site or reimburse site clean-up costs. CERCLA has been interpreted to impose joint and several liability on responsible parties. Entergy's domestic utility companies have sent waste materials to various disposal sites over the years. Also, certain operating procedures and maintenance practices employed by Entergy's domestic utility companies, which historically were not subject to regulation, are now regulated by environmental laws. Some of these sites have been the subject of governmental action under CERCLA, resulting in site clean-up activities. The domestic utility companies have participated to various degrees in accordance with their respective potential liabilities in such site clean-ups and have developed experience with clean-up costs. The affected domestic utility companies have established reserves for such environmental clean-up/restoration activities.

Entergy Arkansas

      Entergy Arkansas has received notices from time to time from the EPA, the Arkansas Department of Pollution Control & Ecology (ADPC&E), and others alleging that Entergy Arkansas, along with others, may be a PRP for clean-up costs associated with various sites in Arkansas. Most of these sites are neither owned nor operated by any Entergy affiliated company. Contaminants at the sites include polychlorinated biphenyls (PCBs), lead, and other hazardous substances.

       At the EPA's request, Entergy Arkansas voluntarily performed stabilization activities at the Benton Salvage site in Saline County, Arkansas. While the EPA has not named PRPs for this site, Entergy Arkansas has attempted to negotiate a settlement with the EPA. Entergy Arkansas and the EPA were unable to reach an agreement satisfactory to both parties.
The EPA completed its own clean-up of the site in 1996. Entergy Arkansas does not believe that its potential liability, if any, with respect to this site will be material.

      Entergy Arkansas entered into a Consent Administrative Order with the ADPC&E in 1991 that named Entergy Arkansas as a PRP for the initial stabilization associated with contamination at the Utilities Services, Inc. state Superfund site located near Rison, Arkansas. This site was found to have soil contaminated by PCBs and pentachlorophenol (a wood preservative). Containers and drums that contained PCBs and other hazardous substances were found at the site. Entergy Arkansas' share of total remediation costs at this site is estimated not to exceed $2.7 million. Entergy Arkansas worked with ADPC&E to identify and notify other PRPs with respect to this site. Entergy Arkansas has received assurances that the ADPC&E will use its enforcement authority to allocate remediation expenses among Entergy Arkansas and any other PRPs that are identified. Approximately 20 PRPs have been identified to date. Entergy Arkansas has performed the activities necessary to stabilize the site, at a cost of approximately $400,000.

Entergy Gulf States

      Entergy Gulf States has been designated by the EPA as a PRP for the clean-up of certain hazardous waste disposal sites. Entergy Gulf States is negotiating with the EPA and state authorities regarding the clean-up of these sites. Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Gulf States and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States' premises (see "Other Regulation and Litigation" below).

      In 1971, Entergy Gulf States purchased property near its Sabine generating station, known as the Bailey site, for possible expansion of cooling water facilities. Entergy Gulf States sold the property in 1984. In October 1984, an abandoned waste site on the property was included on the NPL by the EPA. Entergy Gulf States negotiated with the EPA and a consent decree has been signed by all PRPs for the voluntary clean-up of the Bailey site. On-site remediation was completed during 1997. Total remediation costs at this site are currently expected to be approximately $33 million. However, federal and state agencies are still examining potential liabilities associated with natural resource damage. Entergy Gulf States is expected to be responsible for about 2.26% of the estimated clean-up cost. Entergy Gulf States does not expect that its remaining responsibility with respect to this site will be material after allowance for its existing provision for clean-up in the amount of $300,000.

      Entergy Gulf States is currently involved in a multi-phased remedial investigation of a site, known as the Lake Charles Service Center, located in Lake Charles, Louisiana. A manufactured gas plant (MGP) is thought to have operated at this site from approximately 1916 to 1931. Coal tar, a by-product of the distillation process employed at MGPs, was apparently routed to a portion of the property for disposal. The same area has also been used as a landfill. Under an order issued by the LDEQ, which is currently stayed, Entergy Gulf States was required to investigate and, if necessary, take remedial action at the site. Preliminary estimates of remediation costs are approximately $20 million. On February 13, 1995, the EPA published a proposed rule adding the Lake Charles Service Center to the
NPL.   Another  PRP has been identified that may have had  a  role  in  the ownership and operation of the MGP. Entergy Gulf States has signed an Administrative Consent Order negotiated with the EPA, but does not presently expect that its ultimate responsibility for this site will materially exceed its existing clean-up provision of $20 million.

      Entergy Gulf States is currently involved in an initial investigation of an MGP site, known as the Old Jennings Ice Plant, located in Jennings, Louisiana. The MGP site is believed to have operated from approximately 1909 to 1926. The site is currently used for an electrical substation and storage of transmission and distribution equipment. In July 1996, a petroleum-like substance was discovered on the surface soil, and notification was made to the LDEQ. The LDEQ was aware of this site based upon a survey performed by an environmental consultant for the EPA. Entergy Gulf States obtained the services of an environmental consultant to collect core samples and to perform a search of historical records to determine what activities occurred at Jennings. Results of the core sampling, which found limited amounts of contamination on-site, were submitted to the LDEQ. The review by LDEQ is complete and additional sampling is planned during 1999 to determine a cost-effective remediation strategy. Entergy does not expect that its ultimate financial responsibility with respect to this site will be material. The amount of its existing provision for clean-up is $250,000.

Entergy Louisiana, Entergy New Orleans, and System Energy

      Entergy Louisiana, Entergy New Orleans, and System Energy have received notices from the EPA and/or the states of Louisiana and
Mississippi that one or more of them may be a PRP for the following disposal sites, which are neither owned nor operated by any Entergy subsidiary:

 o In October 1997, the MDEQ ordered Entergy Louisiana to implement a remedial action work plan prepared by a PRP committee for Disposal Systems, Inc. sites at Fifth Street (Clay Point) and Lee Street in Biloxi, Mississippi, and at Woolmarket, Mississippi. Entergy Louisiana filed a petition with the MDEQ denying that it had sent any wastes to the Lee Street or Woolmarket sites. With regard to the Clay Point site, the petition states: 1) that wastes that had been transported by its contractor to the site are not pollutants within the meaning of the applicable Mississippi statutes or regulations; 2) that any wastes at that site have been cleaned up under a consent decree between the EPA and the PRPs, which was approved by the U. S. District Court for the Southern District of Mississippi, Southern Division; 3) that any cleaned up waste is stored at a warehouse on the site; and, 4) that the State of Mississippi has no jurisdiction in view of the consent decree of the federal court. The petition further requested a hearing before the MDEQ. No hearing date has been set. The MDEQ issued a similar order on the same date to Entergy Louisiana's contractor, Ebasco Services, Inc., which Entergy Louisiana has agreed to defend and indemnify. The MDEQ issued a similar order on the same date to Bechtel Power, the contractor for System Energy on the Grand Gulf plant. System Energy was not named as a defendant in the order. Bechtel has filed a petition asking for a hearing. Entergy is currently negotiating a settlement that was developed by a PRP committee. The settlement would relieve Entergy Louisiana and System Energy of future liability or costs associated with these sites. The settlement for Entergy Louisiana, including EBASCO, is expected to be approximately $300,000. System Energy is not expected to participate in the settlement payments.

 o From 1992 to 1994, Entergy Louisiana performed a site assessment and remedial activities at a retired power plant known as the Thibodaux municipal site, previously owned and operated by a Louisiana municipality. Entergy Louisiana purchased the power plant at this site as part of the acquisition of municipal electric systems. The site assessment indicated some subsurface contamination from fuel oil. Remediation of the Thibodaux site is expected to continue through 2000. The cost incurred through December 31, 1998 for the Thibodaux site is $386,000, and future costs are not expected to exceed the existing provision of $433,000.

      During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of waste water impoundments. Entergy Louisiana has determined that certain of its power plant waste water impoundments were affected by these regulations and has chosen to upgrade or close them. As a result, a remaining recorded liability in the amount of $5.9 million existed at December 31, 1998 for waste water upgrades and closures. Completion of this work is awaiting the LDEQ's approval. Cumulative expenditures relating to the upgrades and closures of waste water impoundments are $7.1 million as of December 31, 1998.

Other Regulation and Litigation

Merger  (Entergy Corporation and Entergy Gulf States)

      FERC's orders approving the Merger were appealed to the D.C. Circuit by Entergy Services, the Council, the Arkansas Electric Energy Consumers
(AEEC), the APSC, Cajun, the MPSC, the American Forest and Paper Association, the State of Mississippi, the City of Benton and other cities, and Occidental Chemical Corporation (Occidental). Entergy Services sought review of FERC's deletion of a 40% cap on the amount of fuel savings Entergy Gulf States may be required to transfer to other Entergy domestic utility companies under a tracking mechanism designed to protect the other companies from certain unexpected increases in fuel costs. The other parties sought to overturn FERC's decisions on various grounds, including issues as to whether FERC appropriately conditioned the Merger to protect various interested parties from alleged harm and FERC's reliance on Entergy's transmission tariff to mitigate any potential anticompetitive impacts of the Merger. On November 18, 1994, the D.C. Circuit denied motions filed by Cajun, Occidental, and AEEC for a remand to FERC and a partial summary grant of the petitions for review. At the same time, the D.C. Circuit ordered that the cases be held in abeyance pending FERC's issuance of (i) a final order on remand in the proceedings on Entergy's transmission tariff (see discussion of tariff case in "RATE MATTERS AND REGULATION - Rate Matters - Wholesale Rate Matters - Open Access Transmission" above), and (ii) a final order on competition issues in the proceedings on the Merger.

      In December 1993, Entergy Services submitted tariff revisions to FERC to comply with FERC's order dated December 15, 1993, approving the Merger. In February 1994, the APSC and AEEC filed with FERC a joint protest, alleging that Entergy should be required to insulate the ratepayers of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans from all litigation liabilities related to River Bend. In a May 17, 1994 order on rehearing, FERC addressed Entergy's commitment to insulate the customers of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans against liability resulting from certain litigation involving River Bend. In response to FERC's clarification of Entergy's commitment, Entergy Services filed a new compliance filing in June 1994. The APSC and AEEC subsequently filed protests questioning the adequacy of Entergy's June 1994 compliance filing. FERC accepted the compliance filing in December 1998.

Employment Litigation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

      Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans are defendants in numerous lawsuits that have been filed by former employees alleging that they were wrongfully terminated and/or discriminated against due to age, race, and/or sex. Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans are vigorously defending these suits and deny any liability to the plaintiffs. However, no assurance can be given as to the outcome of these cases.

Litigation Environment (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The four states in which Entergy and the domestic utility companies operate, in particular Louisiana and Texas, have proven to be unusually litigious environments. Judges and juries in Louisiana and Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases. Entergy uses all means appropriate to contest litigation threatened or filed against it, but the litigation environment in the states referred to poses a significant business risk.

Asbestos and Hazardous Waste Suits

(Entergy Gulf States)

      Several lawsuits have been filed on behalf of plaintiffs in state and federal courts in Jefferson and Orange Counties, Texas. These suits seek relief from Entergy Gulf States as well as numerous other defendants for damages caused to the plaintiffs or others by the alleged exposure to hazardous waste and asbestos on the defendants' premises. The plaintiffs in some of these suits are also suing Entergy Gulf States and all other defendants on a conspiracy claim. There are also asbestos-related lawsuits filed in the District Court of Calcasieu Parish in Lake Charles, Louisiana, naming numerous defendants including Entergy Gulf States. The suits allege that each plaintiff contracted an asbestos-related disease from exposure to asbestos insulation products on the premises of the defendants. Plaintiffs have filed lawsuits in Louisiana in state courts in East Baton Rouge, Iberville, and Ascension Parishes. These suits seek relief from Entergy Gulf States and numerous other defendants for damages caused to the plaintiffs or others by alleged exposure to hazardous waste and asbestos on the defendants' premises. It is not known how many of the plaintiffs in any of the foregoing cases actually worked on Entergy Gulf States' premises. Settlements with the Jefferson County plaintiffs and with the Calcasieu Parish plaintiffs are in the process of being consummated. Entergy Gulf States' share of the settlements of these cases is not material, in the aggregate, to its financial position or results of operations.

Cajun - Coal Contracts  (Entergy Corporation and Entergy Gulf States)

      A discussion of this litigation is included under the caption "Cajun-Coal Contracts" in Note 9 to the financial statements.

Catalyst Technologies, Inc.  (Entergy Corporation)

      In June 1993, Catalyst Technologies, Inc. (CTI) filed a petition in the Civil District Court for the Parish of Orleans, Louisiana (CDC), against Electec, Inc., now named Entergy Enterprises, Inc. (EEI), which is a wholly-owned non-utility subsidiary of Entergy Corporation. The petition alleged, among other things, breach of contract, and breach of the obligation of good faith and fair dealing. In August 1997, a jury in the CDC returned a verdict against EEI in the amount of $346 million plus interest of approximately $118 million. In November 1997, the trial judge entered a judgment notwithstanding the verdict in favor of EEI in the CTI lawsuit. Finding as a matter of law that the jury's verdict was incorrect, the judge ruled that no contract ever existed between CTI and Entergy Enterprises, and that the verdict was contrary to the law and the evidence. CTI appealed this ruling to the Louisiana Court of Appeal for the Fourth Circuit, and oral argument was heard in November 1998. In March 1999, EEI agreed to settle the lawsuit for a $2.5 million cash payment to the plaintiffs, and the proceeding will be dismissed.

Union Pacific Railroad (Entergy Corporation and Entergy Arkansas)

      In October 1997, Entergy Arkansas and Entergy Services filed a civil suit against Union Pacific Railroad Company (Union Pacific) in the United States District Court for the Middle District of Louisiana. This suit seeks damages and the termination of coal shipping contracts with Union Pacific because of Union Pacific's failure to meet its contractual obligations to ship coal to Entergy Arkansas' two large coal-fired plants. The lawsuit also alleges that such failure has impaired Entergy Arkansas' ability to generate and sell electricity from these plants. The case has been transferred to the United States District Court for the District of Nebraska. In January 1999, on cross motions for summary judgment, the court ruled that Union Pacific has breached obligations under the contracts. Under the court's ruling, if the breaches of the contracts by Union Pacific are proven at trial to be material, rescission of the contracts is available to Entergy as a remedy, in addition to any monetary damages awarded. Entergy Arkansas continues to seek an order from the
Federal Surface Transportation Board requiring Union Pacific to allow another railroad to bring coal to one of the Entergy Arkansas generating plants.

Aquila Power Corporation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      In March 1998, Aquila Power Corporation ("Aquila") filed a complaint with the FERC against Entergy Services, as agent for the domestic utility companies, alleging that the domestic utility companies improperly reserved transmission capacity on Entergy's transmission system, resulting in the denial of Aquila's request for transmission service. Aquila's complaint seeks compensation for lost profits, an order prohibiting Entergy and/or its affiliates from engaging in similar conduct, and suspension of the domestic utility companies' and EPMC's market-rate authority. In May 1998, Entergy filed its response denying the Aquila allegations. Subsequently, Aquila amended and restated its complaint, alleging additional instances of improper activities by Entergy. In addition to its requests in its original complaint, Aquila's amended complaint seeks a finding by FERC that Entergy is in violation of FERC Orders No. 888 and 889, and an order that Entergy should be required to join or agree to the formation of an independent system operator. Entergy filed its response to the amended and restated complaint in July 1998, denying the alleged improper conduct, and also moved in September 1998 to dismiss Aquila's complaint. Aquila has responded, and no hearing date has been set by FERC.

Panda Energy Corporation  (Entergy Corporation)

      In 1994, Panda Energy Corporation (Panda) commenced litigation in Texas in the Dallas District Court against Entergy Corporation and certain of its subsidiaries. The allegations include, among others, tortious interference with contractual relations, conspiracy, misappropriation of corporate opportunity, unfair competition and fraud, and constructive trust issues. Panda seeks damages of approximately $4.8 billion, of which $3.6 billion is claimed in punitive damages. The district court granted the defendants' motion for summary judgment and dismissed the lawsuit, finding that Panda is unable to show damages and that the facts alleged do not support a cause of action against the defendants. In August 1998, an appellate court reversed the dismissal and remanded the lawsuit to the district court. Entergy and other defendants petitioned the appellate court for rehearing, but that petition was denied in October 1998. Entergy's petition to the Texas Supreme Court for review of the appellate court decision was denied in February 1999, and the case has been remanded to the district court for further proceedings. Entergy believes that Panda's claims have no merit and that Entergy will ultimately prevail in having the case dismissed.

Ratepayer Lawsuits (Entergy Corporation, Entergy Louisiana, and Entergy New Orleans)

      In April 1998, a group of residential and business ratepayers filed a complaint against Entergy New Orleans in state court in Orleans Parish purportedly on behalf of all ratepayers in New Orleans. The plaintiffs allege that Entergy New Orleans overcharged ratepayers by at least $300 million since 1975 in violation of limits on Entergy New Orleans' rate of return that the plaintiffs allege are set by the 1922 franchise ordinances passed by the New Orleans City Council. The plaintiffs seek, among other things, (1) a declaratory judgment that such franchise ordinances have been violated, and (2) a remand to the City Council for the establishment of the amount of overcharges plus interest. Entergy New Orleans believes the lawsuit is completely without merit. Entergy New Orleans has charged only those rates authorized by the City Council, which the City Council has set in accordance with applicable law. Entergy New Orleans is vigorously defending itself in the lawsuit.

      In May 1998, a group of ratepayers filed a complaint against Entergy Corporation, Entergy Power, and Entergy Louisiana in state court in Orleans Parish purportedly on behalf of all Entergy Louisiana ratepayers. The plaintiffs allege that the fuel costs passed by Entergy Louisiana to customers through its fuel adjustment clause were improper. The plaintiffs seek, among other things, a refund of the amounts allegedly charged in excess of the proper fuel adjustment. This same group of ratepayers also filed with the LPSC a complaint against Entergy Corporation and Entergy Louisiana seeking relief similar to that which they seek by their lawsuit in state court. Entergy Louisiana is vigorously defending itself in the lawsuit.

     In May 1998, a group of ratepayers filed a complaint against Entergy Louisiana in state court in East Baton Rouge Parish purportedly on behalf of all Entergy Louisiana ratepayers. The plaintiffs allege that the formula ratemaking plan authorized by the LPSC has allowed Entergy Louisiana to earn amounts in excess of a fair return. The plaintiffs seek, among other things, (1) a declaratory judgment that the formula ratemaking plan is an improper ratemaking practice, and (2) a refund of the amounts allegedly charged in excess of proper ratemaking practices. Entergy
Louisiana believes the lawsuit is completely without merit, and is vigorously defending itself.

Franchise Fee Litigation  (Entergy Gulf States)

      In September 1998, the City of Nederland filed a petition against Entergy Gulf States and Entergy Services in state court in Jefferson County, Texas, purportedly on behalf of all Texas municipalities that have ordinances or agreements with Entergy Gulf States. The lawsuit alleges that Entergy Gulf States has been underpaying its franchise fees due to failure to properly calculate its gross receipts. Plaintiff seeks a judgment for the allegedly underpaid fees and punitive damages. Entergy Gulf States believes the lawsuit is completely without merit, and is vigorously defending itself in the lawsuit.

Fiber  Optic  Cable  Litigation  (Entergy Corporation,  Entergy  Gulf
States)

      In May 1998, a group of property owners filed a petition against Entergy Corporation, Entergy Gulf States, Entergy Services, and ETHC in state court in Jefferson County, Texas purportedly on behalf of all property owners throughout the Entergy service area who have conveyed easements to the defendants. The lawsuit alleges that Entergy installed fiber optic cable across their property without obtaining appropriate easements. The plaintiffs seek actual damages for the use of the land and a share of the profits made through use of the fiber optic cables and punitive damages. Entergy is vigorously defending itself in the lawsuit, and believes that any damages suffered by the plaintiff landowners is negligible and that there is no basis for the claim seeking a share of profits.

Franchise Service Area Litigation  (Entergy Gulf States)

      In early 1998, Beaumont Power and Light Company (BP&L) sought unsuccessfully a franchise to provide electric service in the City of Beaumont, Texas, where Entergy Gulf States already holds such a franchise. In November 1998, BP&L filed a request before the PUCT to obtain a certificate of convenience and necessity for those portions of Jefferson County outside the boundaries of any municipality for which Entergy Gulf States provides retail electric service. BP&L's application contemplates using Entergy Gulf States' facilities in their provision of service. In Texas, utilities are required to obtain a certificate of convenience and necessity (CCN) prior to providing retail electric service. Jefferson County is currently singly certificated to Entergy Gulf States. If BP&L's application is granted, BP&L would be able to provide retail service to Entergy Gulf States' customers in the area for which the certificate would apply. The hearing on the merits of the application in the BP&L case is scheduled to be held in June 1999.

     The PUCT has raised a number of legal issues that must be addressed prior to reaching the merits of BP&L's application. These legal issues are currently being addressed in another application before the PUCT. In October 1998, Corpus Christi Power & Light Company (CCP&L) filed a request before the PUCT to obtain a CCN to operate in an area certificated to Central Power & Light Company. Entergy Gulf States has intervened and is participating in the CCP&L case. The outcome of certain legal issues in the CCP&L case are likely to be applicable to the BP&L case. It is not known at this time what the decision will be on these threshold issues or when the decision will be rendered. A hearing on the threshold issues in the CCP&L case was held in February 1999. The ALJ should issue a recommendation in the second quarter of 1999 for consideration by the PUCT.

Hindusthan Development Corporation, Ltd.  (Entergy Corporation)

     In January 1999, Hindusthan Development Corporation (HDC) commenced an arbitration proceeding in India against Entergy Power Asia Ltd. (EPAL), an indirect, wholly owned subsidiary of Entergy Corporation. The arbitration is under UNCITRAL rules, which have been adopted in both India and the United States. HDC alleges that EPAL did not fulfill its obligations under a Joint Development Agreement (JDA) to develop a 350 MW cogeneration plant to be built in Bina, India. HDC also alleges that EPAL wrongfully withdrew as lead developer. Entergy's management believes that HDC's allegations are completely without merit, and that both parties to the JDA had an absolute right of withdrawal. HDC is seeking unspecified damages of $1.1 billion. EPAL is vigorously defending itself in the arbitration proceeding.


      EARNINGS RATIOS OF DOMESTIC UTILITY COMPANIES AND SYSTEM ENERGY

     The domestic utility companies' and System Energy's ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of SEC Regulation S-K are as follows:

                               Ratios of Earnings to Fixed Charges
                                    Years Ended December 31,
                                1998   1997  1996   1995  1994
     Entergy Arkansas           2.63   2.54  2.93   2.56  2.32
     Entergy Gulf States        1.40   1.42  1.47   1.86   (b)
     Entergy Louisiana          3.18   2.74  3.16   3.18  2.91
     Entergy Mississippi        3.04   2.98  3.40   2.92  2.12
     Entergy New Orleans        2.59   2.70  3.51   3.93  1.91
     System Energy              2.52   2.31  2.21   2.07  1.23


                            Ratios of Earnings to Combined Fixed
                               Charges and Preferred Dividends
                                   Years Ended December 31,
                                1998   1997  1996   1995   1994
     Entergy Arkansas           2.28   2.24  2.44   2.12   1.97
     Entergy Gulf States(a)     1.20   1.23  1.19   1.54    (b)
     Entergy Louisiana          2.75   2.36  2.64   2.60   2.43
     Entergy Mississippi        2.73   2.69  2.95   2.51   1.81
     Entergy New Orleans        2.36   2.44  3.22   3.56   1.73

(a) "Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock.

(b) Earnings for the year ended December 31, 1994, for Entergy Gulf States were not adequate to cover fixed charges and combined fixed charges and preferred dividends by $144.8 million and $197.1 million, respectively.


                             BUSINESS SEGMENTS

Entergy Corporation

      Entergy's business segments are discussed in Note 14 to the financial statements.

Entergy New Orleans

Electric Service

      Entergy New Orleans supplied retail electric service to approximately 189,000 customers as of December 31, 1998. During 1998, 41% of electric operating revenues was derived from residential sales, 37% from commercial sales, 7% from industrial sales, and 15% from sales to governmental and municipal customers.

Natural Gas Service

       Entergy New Orleans supplied retail natural gas service to approximately 151,000 customers as of December 31, 1998. During 1998, 53% of gas operating revenues was derived from residential sales, 20% from commercial sales, 10% from industrial sales, and 17% from sales to governmental and municipal customers, as described below in "FUEL SUPPLY - Natural Gas Purchased for Resale."

Financial Information Relating to Products and Services

      Financial information relating to Entergy New Orleans' products and services is presented in Entergy New Orleans' financial statements.

Entergy Gulf States

      For the year ended December 31, 1998, 96% of Entergy Gulf States' operating revenues were derived from the electric utility business. Of the remaining operating revenues, 2% were derived from the steam business and 2% from the natural gas business.

                                 PROPERTY

Generating Stations

      The total capability of the generating stations owned and leased by the domestic operating companies and System Energy as of December 31, 1998, by company and by fuel type, is indicated below:

                                Owned and Leased Capability MW (1)
                                                         Gas
                                                       Turbine
                                                         and
                                                      Internal
     Company           Total      Fossil     Nuclear   Combustion     Hydro

Entergy Arkansas       4,373 (2)   2,379      1,694        230  (4)     70
Entergy Gulf States    6,854 (2)   5,843        936 (5)     75           -
Entergy Louisiana      5,423 (2)   4,329      1,075         19           -
Entergy Mississippi    3,063 (2)   3,052          -         11           -
Entergy New Orleans      934 (2)     918          -         16           -
Sytem Energy           1,080           -      1,080          -           -
                      ------      ------      -----        ---         ---
  Total               21,727 (3)  16,521 (3)  4,785        351          70
                      ======      ======      =====        ===         ===

(1) "Owned and Leased Capability" is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

(2) Excludes the capacity of fossil-fueled generating stations placed on extended reserve shutdown as follows: Entergy Arkansas - 506 MW; Entergy Gulf States - 405 MW; Entergy Louisiana - 157 MW; Entergy Mississippi - 73 MW; Entergy New Orleans - 143 MW. Generating stations that are not expected to be utilized in the near-term to meet load requirements are placed in extended reserve shutdown in order to minimize operating expenses.

(3) Excludes net capability of generating facilities owned by Entergy Power, which owns 665 MW of fossil-fueled capacity.

(4)  Includes 188 MW of capacity leased by Entergy Arkansas through 1999.

(5) Includes 281 MW representing the portion of River Bend obtained by Entergy Gulf States as part of the Cajun Settlement in December 1997.

      In November 1998, a non-utility subsidiary of Entergy signed an agreement to buy Boston Edison's 670 MW Pilgrim Nuclear Station in
Plymouth, MA. Pilgrim will be the first nuclear plant to be acquired by Entergy as part of a non-regulated business strategy that focuses on competitive nuclear power acquisitions and power generation as primary growth areas. The purchase and sale agreement anticipates a closing date in the second quarter of 1999. The sale includes the Pilgrim generating plant and facilities (including nuclear fuel) and a 1600-acre site on Cape Cod Bay.

      Entergy's load and capacity projections are reviewed periodically to assess the need and timing for additional generating capacity and of interconnections in light of the availability of power, the location of new loads, and maximum economy to Entergy. Domestically, based on load and capability projections and bulk power availability, when new generation resources are needed, Entergy expects to meet this need by means other than construction of new base load generating capacity. Entergy expects to meet future capacity needs by, among other things, purchasing power in the wholesale power market and/or removing generating stations from extended reserve shutdown. Currently, plans are being implemented to re-activate several units that are in extended reserve shut down. The units, once back on line, will provide an additional 583 MW of capacity to serve customers during peak demand.

      Under the terms of the System Agreement, certain generating capacity and other power resources are shared among the domestic utility companies. The System Agreement provides, among other things, that parties having generating reserves greater than their load requirements (long companies) shall receive payments from those parties having deficiencies in generating reserves (short companies). Such payments are at amounts sufficient to cover certain of the long companies' costs, including operating expenses, fixed charges on debt, dividend requirements on preferred and preference stock, and a fair rate of return on common equity investment. Under the System Agreement, these charges are based on costs associated with the long companies' steam electric generating units fueled by oil or gas. In addition, for all energy exchanged among the domestic utility companies under the System Agreement, the short companies are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs. FERC proceedings relating to the System Agreement are discussed more thoroughly in "RATE MATTERS AND REGULATION - Rate Matters - Wholesale Rate Matters - System Agreement," above.

       Entergy's domestic utility business is subject to seasonal fluctuations, with the peak period occurring in the summer months. The 1998 peak demand of 20,591 MW occurred on July 8, 1998. The total operational system capability at the time of peak was 20,485 MW. This yielded a slightly negative reserve margin at the time of the peak of approximately -0.5%.

Interconnections

      The  electric  generating  facilities of Entergy's  domestic  utility companies consist principally of steam-electric production facilities strategically located with reference to availability of fuel, protection of local loads, and other controlling economic factors. These generating units are interconnected by a transmission system operating at various voltages up to 500 KV. Generally, with the exception of Grand Gulf 1, Entergy Power's capacity and a small portion of Entergy Mississippi's capacity, operating facilities or interests therein are owned or leased by the domestic utility company serving the area in which the generating facilities are located. All of Entergy's generating facilities are centrally dispatched and operated in order to obtain low cost sources of energy with a minimum of investment and efficient use of plant.

      In addition to the many neighboring utilities with which the domestic utility companies interconnect, the domestic utility companies are members of the Southeastern Electric Reliability Council. The primary purpose of this council is to ensure the reliability and adequacy of the electric bulk power supply in the southeast region of the United States. The Southeastern Electric Reliability Council is a member of the North American Electric Reliability Council.

Gas Property

      As of December 31, 1998, Entergy New Orleans distributed and transported natural gas for distribution solely within the limits of the City of New Orleans through a total of 1445 miles of gas distribution mains and 41 miles of gas transmission pipelines.

      As of December 31, 1998, the gas properties of Entergy Gulf States, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Gulf States.

Titles

      The generating stations of Entergy's public utility companies are generally located on properties owned in fee simple. The greater portion of the transmission and distribution lines of the domestic utility companies have been constructed on property of private owners pursuant to easements or on public highways and streets pursuant to appropriate franchises. The rights of each company in the property on which its facilities are located are considered by such company to be adequate for its use in the conduct of its business. Minor defects and irregularities customarily found in properties of like size and character may exist, but such defects and irregularities do not, in the opinion of management, materially impair the use of the properties affected thereby. The domestic utility companies generally have the right of eminent domain, whereby they may, if necessary, perfect or secure titles to, or easements or servitudes on, privately held lands used in or reasonably necessary for their utility operations.

      Substantially  all  the physical properties  owned  by  each  Entergy domestic utility company and System Energy are subject to the lien of mortgages securing the first mortgage bonds of such company. The Lewis Creek generating station is owned by GSG&T, Inc., a subsidiary of Entergy Gulf States, and is not subject to the lien of the Entergy Gulf States mortgage securing the first mortgage bonds of Entergy Gulf States, but is leased to and operated by Entergy Gulf States. In the case of Entergy Louisiana, certain properties are also subject to a second lien securing other obligations of Entergy Louisiana. In the case of Entergy Mississippi, substantially all of its properties and assets are also subject to the second mortgage lien of its general and refunding mortgage bond indenture. However, Entergy Mississippi's first mortgage is expected to be cancelled in 1999.


                                FUEL SUPPLY

      The sources of generation and average fuel cost per KWH for the domestic utility companies and System Energy for the years 1996-1998 were:

            Natural Gas      Fuel Oil       Nuclear Fuel     Coal
              %    Cents    %     Cents      %    Cents     %    Cents
              of    per     of     per       of    Per     of     Per
Year         Gen    KWH    Gen     KWH      Gen    KWH     Gen    KWH

1998          40   2.50     6      2.37     40     .53     14    1.67
1997          39   2.97     4      3.11     41     .54     16    1.73
1996          42   2.99     1      3.03     41     .56     16    1.73

      Actual 1998 and projected 1999 sources of generation for the domestic utility companies and System Energy are:

                     Natural Gas   Fuel Oil       Nuclear         Coal
                     1998   1999  1998   1999  1998    1999    1998   1999

Entergy Arkansas       9%     8%    -      -    58%     38%     32%    54%
Entergy Gulf States   61%    70%    -      -    26%     22%     13%     8%
Entergy Louisiana     58%    58%    1%     1%   41%     41%      -      -
Entergy Mississippi   27%     7%   50%    73%    -       -      23%    20%
Entergy New Orleans   87%    75%   13%    25%    -       -       -      -
System Energy          -      -     -      -   100%(a) 100%(a)   -      -
Total                 40%    36%    6%    11%   40%     28%     14%    24%

(a) In addition to the nuclear capacity given above for the following companies, capacity and energy from System Energy's interest in Grand Gulf 1 is allocated as follows: Entergy Arkansas - 36%; Entergy Louisiana - 14%; Entergy Mississippi - 33%; and Entergy New Orleans - 17%.

(b) Immaterial amounts of generation were provided by  hydroelectric power.

Natural Gas

      The domestic utility companies have long-term firm and short-term interruptible gas contracts. Long-term firm contracts comprise less than 30% of the domestic utility companies' total requirements but can be called upon, if necessary, to satisfy a significant percentage of the domestic utility companies' needs. Short-term contracts and spot-market purchases satisfy additional gas requirements. Entergy Gulf States has a transportation service agreement with a gas supplier that provides flexible natural gas service to certain generating stations by using such supplier's pipeline and gas storage facility.

      Many factors, including wellhead deliverability, storage and pipeline capacity, and demand requirements of end users, influence the availability and price of natural gas supplies for power plants. Demand is tied to weather conditions as well as to the prices of other energy sources.
Supplies of natural gas are expected to be adequate in 1999. However, pursuant to federal and state regulations, gas supplies to power plants may be interrupted during periods of shortage. To the extent natural gas supplies may be disrupted, the domestic utility companies will use alternate fuels, such as oil, or rely to a larger extent on coal and nuclear generation.

Coal

      Entergy Arkansas has long-term contracts with mines in the State of Wyoming for the supply of low-sulfur coal for White Bluff and Independence. These contracts, which expire in 2002 and 2011, provide for approximately 85% of Entergy Arkansas' expected annual coal requirements. Additional requirements are satisfied by spot market purchases. Entergy Gulf States has a contract for a supply of low-sulfur Wyoming coal for Nelson Unit 6, which should be sufficient to satisfy its fuel requirements for that unit through 2010. Cajun has advised Entergy Gulf States that Cajun has contracts that should provide an adequate supply of coal for the operation of Big Cajun 2, Unit 3.

Nuclear Fuel

     The nuclear fuel cycle involves the following:

    o    mining and milling of uranium ore to produce a concentrate;
    o    conversion of the concentrate to uranium hexafluoride gas;
    o    enrichment of the hexafluoride gas;
    o fabrication of nuclear fuel assemblies for use in fueling nuclear reactors; and
    o    disposal of spent fuel.

      System Fuels is responsible for contracts to acquire nuclear material to be used in fueling Entergy Arkansas', Entergy Louisiana's, and System Energy's nuclear units and maintaining inventories of such materials during the various stages of processing. Each of these companies purchases the required enriched uranium hexafluoride from System Fuels, but contracts separately for the fabrication of its own nuclear fuel. The requirements for River Bend are covered by contracts made by Entergy Gulf States. Entergy Operations acts as an agent for System Fuels and Entergy Gulf States in negotiating and/or administering nuclear fuel contracts.

      Based upon currently planned fuel cycles, Entergy's nuclear units currently have contracts and inventory that provide adequate materials and services. Existing contracts for uranium concentrate, conversion of the concentrate to uranium hexafluoride, and enrichment of the uranium hexafluoride will provide a significant percentage of these materials and services over the next several years. Additional materials and services required beyond the coverage of these contracts are expected to be available at a reasonable cost for the foreseeable future.

     Current fabrication contracts will provide a significant percentage of these materials and services for termination dates ranging from 2000-2002. The Nuclear Waste Policy Act of 1982 provides for the disposal of spent nuclear fuel or high level waste by the DOE. There is a discussion of spent nuclear fuel disposal in Note 9 to the financial statements.

      Entergy will enter into additional arrangements to acquire nuclear fuel beyond the dates shown above. Except as noted above, it is not possible to predict the ultimate cost of such arrangements.

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy each have made arrangements to lease nuclear fuel and related equipment and services. The lessors finance the acquisition and ownership of nuclear fuel through credit agreements and the issuance of notes. These agreements are subject to periodic renewal with the consent of the lenders. There are more thorough discussions of nuclear fuel leases in Note 10 to the financial statements.

     Entergy Gulf States received nuclear fuel as part of the settlement of the Cajun litigation. This nuclear fuel was put under lease in December 1998.

Natural Gas Purchased for Resale

      Entergy New Orleans has several suppliers of natural gas for resale. Its system is interconnected with three interstate and three intrastate pipelines. Presently, Entergy New Orleans' primary suppliers are Koch Energy Trading Company (KET), an interstate gas marketer, Bridgeline Gas Distributors and Pontchartrain Natural Gas via Louisiana Gas Services
(LGS). Entergy New Orleans has a "no-notice" service gas purchase contract with KET which guarantees Entergy New Orleans gas delivery at any point after the agreed gas volume has been met. The KET gas supply is transported to Entergy New Orleans pursuant to a transportation service agreement with Koch Gateway Pipeline Company (KGPC). This service is subject to FERC-approved rates. Entergy New Orleans has firm contracts with its two intrastate suppliers and also makes interruptible spot market purchases. In recent years, natural gas deliveries have been subject primarily to weather-related curtailments. However, Entergy New Orleans has experienced no such curtailments.

     As a result of the implementation of FERC-mandated interstate pipeline restructuring in 1993, curtailments of interstate gas supply could occur if Entergy New Orleans' suppliers failed to perform their obligations to deliver gas under their supply agreements. KGPC could curtail transportation capacity only in the event of pipeline system constraints. Based on the current supply of natural gas, and absent extreme weather-related curtailments, Entergy New Orleans does not anticipate any interruptions in natural gas deliveries to its customers.

      Entergy Gulf States purchases natural gas for resale under an agreement with Mid Louisiana Gas Company. The present supplier would not be allowed to discontinue service prior to receiving FERC approval.

Research

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are members of the Electric Power Research Institute (EPRI). EPRI conducts a broad range of research in major technical fields related to the electric utility industry. Entergy participates in various EPRI projects based on Entergy's needs and available resources. During each of the years 1998, 1997, and 1996, Entergy and its subsidiaries contributed approximately $9 million for EPRI and other research programs.

Item 2.   Properties

     Information regarding the properties of the registrants is included in
Item 1. "Business - PROPERTY," in this report.

Item 3.   Legal Proceedings

      Details of the registrants' material rate proceedings, environmental regulation and proceedings, and other regulatory proceedings and litigation that are pending or that terminated in the fourth quarter of 1998 are discussed in Item 1. "Business - RATE MATTERS AND REGULATION," in this report.

Item 4.   Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 1998, no matters were submitted to a vote of the security holders of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, or System Energy.

          DIRECTORS AND EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Directors

      Information required by this item concerning directors of Entergy Corporation is set forth under the heading "Proposal 1--Election of Directors" contained in the Proxy Statement of Entergy Corporation, (the "Proxy Statement"), to be filed in connection with its Annual Meeting of Stockholders to be held May 14, 1999, ("Annual Meeting"), and is incorporated herein by reference. Information required by this item concerning officers and directors of the remaining registrants is reported in Part III of this document.

Executive Officers

        Name          Age                            Position                                     Period
Robert v.d. Luft      63   Chairman of the Board of  Entergy Corporation                       1998-Present
                           Acting Chief Executive Officer of Entergy Corporation               1998
                           Director of Entergy Corporation                                     1992-Present
                           Chief Executive Officer of Entergy New Orleans                      1998
                           Director of Entergy New Orleans and System Energy                   1998
                           Chairman of the Board of DuPont Dow Elastomers                      1996-1998
                           Chairman of DuPont International                                    1993-1996
                           President of DuPont Europe                                          1993-1996
                           Senior Vice President DuPont                                        1988-1996
                           In addition, Mr. Luft was an executive officer and/or
                           director of various other wholly owned subsidiaries of
                           Entergy Corporation and its operating companies in 1998.
J. Wayne Leonard      48   Chief Executive Officer and Director of Entergy Corporation         1999-Present
                           Director of Entergy Arkansas, Entergy Gulf States, Entergy          1998-Present
                           Louisiana, Entergy Mississippi, Entergy New Orleans, and
                           System Energy
                           President and Chief Operating Officer of Entergy Corporation        1998
                           Chief Operating Officer of Entergy Arkansas, Entergy Gulf           1998
                           States, Entergy Louisiana, Entergy Mississippi, and Entergy
                           New Orleans
                           Vice Chairman of Entergy New Orleans                                1998
                           President of Energy Commodities Strategic Business Unit             1996-1998
                           President of Cinergy Capital & Trading                              1996-1998
                           Group Vice President and Chief Financial Officer of Cinergy         1994-1996
                           Corporation
                           In addition, Mr. Leonard is an executive officer and/or
                           director of various other wholly owned subsidiaries of
                           Entergy Corporation and its operating companies.
Edwin Lupberger (a)   62   Chairman of the Board, Chief Executive Officer, and Director        1985-1998
                           of  Entergy Corporation
                           Chairman of the Board and Chief Executive Officer of Entergy        1993-1998
                           Arkansas, Entergy Louisiana, Entergy Mississippi, and
                           Entergy New Orleans
                           Chairman of the Board, Chief Executive Officer, and Director        1994-1998
                           of Entergy Gulf States
                           Chairman of the Board of System Energy                              1986-1998
                           President of Entergy Corporation                                    1995-1998
                           Director of Entergy Arkansas, Entergy Louisiana, Entergy            1986-1998
                           Mississippi, Entergy New Orleans, and System Energy
                           In addition, Mr. Lupberger was an executive officer and/or director of various other wholly owned subsidiaries of
                           Entergy Corporation and its operating companies.
Jerry L. Maulden      62   Vice Chairman of Entergy Corporation                                1995-Present
                           Vice Chairman of Entergy Arkansas, Entergy Gulf States,             1993-Present
                           Entergy Louisiana, Entergy Mississippi, and Entergy  New
                           Orleans
                           Chief Operating Officer of Entergy Arkansas, Entergy Gulf           1993-1998
                           States, Entergy Louisiana, Entergy Mississippi, and Entergy
                           New Orleans
                           Director of Entergy Arkansas                                        1979-Present
                           Director of Entergy Gulf States                                     1993-Present
                           Director of Entergy Louisiana                                       1991-Present
                           Director of Entergy New Orleans                                     1991-1998
                           Director of Entergy Mississippi                                     1988-Present
                           Director of System Energy                                           1987-1998
                           President and Chief Operating Officer of Entergy Corporation        1993-1995
                           In addition, Mr. Maulden is an executive officer and/or
                           director of various other wholly owned subsidiaries of
                           Entergy Corporation and its operating companies.
Donald  C. Hintz      56   President of Entergy Corporation                                    1999-Present
                           Executive Vice President and Chief Nuclear Officer of               1998
                           Entergy Arkansas, Entergy Gulf States, and Entergy
                           Louisiana
                           Group President and Chief Nuclear Operating Officer of              1997-1998
                           Entergy Corporation, Entergy Arkansas, Entergy Gulf States,
                           and Entergy Louisiana
                           Chief Executive Officer and President of System Energy              1992-1998
                           Executive Vice President and Chief Nuclear Officer of               1994-1997
                           Entergy Corporation
                           Executive Vice President - Nuclear of Entergy Arkansas,             1994-1997
                           Entergy Gulf States, and Entergy Louisiana
                           Director of Entergy Arkansas, Entergy Louisiana, Entergy            1992-Present
                           Mississippi, and System Energy
                           Director of Entergy Gulf States                                     1993-Present
                           Director of Entergy New Orleans                                     1999-Present
                                                                                               1992-1994
                           Senior Vice President and Chief Nuclear Officer of Entergy          1993-1994
                           Corporation
                           Senior Vice President - Nuclear of Entergy Arkansas                 1990-1994
                           Senior Vice President - Nuclear of Entergy Gulf States              1993-1994
                           Senior Vice President - Nuclear of Entergy Louisiana                1992-1994
                           In addition, Mr. Hintz is an executive officer and/or
                           director of various other wholly owned subsidiaries of
                           Entergy Corporation and its operating companies.
Frank F. Gallaher     53   Group President and Chief Utility Operating Officer of              1997-Present
                           Entergy Corporation
                           Executive Vice President and Chief Utility Operating Officer        1998-Present
                           for Entergy Arkansas, Entergy Gulf States, Entergy
                           Louisiana, Entergy Mississippi, and Entergy New Orleans
                           Group President and Chief Utility Operating Officer of              1997-1998
                           Entergy Arkansas, Entergy Gulf States, Entergy Louisiana,
                           Entergy Mississippi, and Entergy New Orleans
                           Director of Entergy Arkansas, Entergy Louisiana, and Entergy        1997-Present
                           Mississippi
                           Director of Entergy Gulf States                                     1993-Present
                           Executive Vice President of Operations of  Entergy                  1996-1997
                           Corporation
                           Executive Vice President of Operations of Entergy Arkansas,         1993-1997
                           Entergy Louisiana, Entergy Mississippi, and Entergy New
                           Orleans
                           President of Entergy Gulf States                                    1994-1996
                           In addition, Mr. Gallaher is an executive officer and/or
                           director of various other wholly owned subsidiaries of
                           Entergy Corporation and its operating companies.
Jerry D. Jackson      54   Executive Vice President of Entergy Corporation                     1999-Present
                           President and Chief Executive Officer of Entergy Gulf States        1999-Present
                           - Louisiana and Entergy Louisiana
                           Chief Administrative Officer of  Entergy Corporation,               1997-1998
                           Entergy Arkansas, Entergy Gulf States, Entergy Louisiana,
                           Entergy Mississippi, and Entergy New Orleans
                           Executive Vice President - External Affairs of Entergy              1994-1998
                           Corporation
                           Executive Vice President - External Affairs of Entergy              1995-1998
                           Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy
                           Mississippi, and Entergy New Orleans
                           Director of Entergy Arkansas, Entergy Louisiana, Entergy            1992-Present
                           Mississippi, and Entergy New Orleans
                           Director of Entergy Gulf States                                     1994-Present
                           Executive Vice President of Marketing of Entergy Corporation        1994-1995
                           Executive Vice President - Marketing of Entergy Arkansas,           1995
                           Entergy Gulf States, Entergy Louisiana, Entergy
                           Mississippi, and Entergy New Orleans
                           Executive Vice President - Finance and External Affairs of          1990-1994
                           Entergy Corporation
                           Executive Vice President - Finance and External Affairs of          1992-1994
                           Entergy Arkansas, Entergy Louisiana, Entergy Mississippi,
                           and Entergy New Orleans
                           Executive Vice President - Finance and External Affairs of          1993-1994
                           Entergy Gulf States
                           Secretary of Entergy Corporation                                    1991-1994
                           Secretary of Entergy Gulf States                                    1994-1995
                           Director of System Energy                                           1993-1995
                           In addition, Mr. Jackson is an executive officer and/or
                           director of various other wholly owned subsidiaries of
                           Entergy Corporation and its operating companies.
C. John Wilder        40   Executive Vice President and Chief Financial Officer of             1998-Present
                           Entergy Corporation, Entergy Arkansas, Entergy Gulf States,
                           Entergy Louisiana, Entergy Mississippi, Entergy New
                           Orleans, and System Energy
                           Director of System Energy                                           1999-Present
                           Chief Executive Officer of Shell Capital Company                    1998
                           Assistant Treasurer of the Royal Dutch/Shell Group                  1996-1998
                           Director of Economics and Finance of Shell Exploration and          1995-1996
                           Production
                           Assistant Treasurer of Shell Oil Company                            1992-1995
                           In addition, Mr. Wilder is an executive officer and/or
                           director of various other wholly owned subsidiaries of
                           Entergy Corporation and its operating companies.
Michael G. Thompson   58   Senior Vice President and General Counsel of Entergy                1992-Present
                           Corporation
                           Senior Vice President,  General Counsel, and Secretary of           1995-Present
                           Entergy Arkansas, Entergy Gulf States, Entergy Louisiana,
                           Entergy Mississippi, and Entergy New Orleans
                           Secretary of Entergy Corporation                                    1994-Present
                           Assistant Secretary of Entergy Corporation                          1993-1994
                           In addition, Mr. Thompson is an executive officer and/or
                           director of various other wholly owned subsidiaries of
                           Entergy Corporation and its operating companies.
Nathan E. Langston    50   Vice President and Chief Accounting Officer of Entergy              1998-Present
                           Corporation, Entergy Arkansas, Entergy Gulf States, Entergy
                           Louisiana, Entergy Mississippi, Entergy New Orleans, and
                           System Energy
                           Director of Tax Services of Entergy Services                        1993-1998
                           Controller of Entergy Arkansas                                      1980-1993
Steven C. McNeal      42   Vice President and Treasurer of Entergy Corporation, Entergy        1998-Present
                           Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy
                           Mississippi, Entergy New Orleans, and System Energy
                           Assistant Treasurer of Entergy Arkansas, Entergy Gulf               1994-1998
                           States, Entergy Louisiana, Entergy Mississippi, Entergy New
                           Orleans, and System Energy
                           Director of Corporate Finance of Entergy Services                   1994-1998

(a) Mr.   Lupberger  is  a  director  of  International   Shipholding
    Corporation, New Orleans, LA.

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


                                  PART II

Item  5.    Market  for Registrants' Common Equity and Related  Stockholder
Matters

Entergy Corporation

     The shares of Entergy Corporation's common stock are listed on the New York Stock, Chicago Stock, and Pacific Exchanges.

     The high and low prices of Entergy Corporation's common stock for each quarterly period in 1998 and 1997 were as follows:

                                 1998                     1997
                           High        Low         High         Low
                                         (In Dollars)

      First              30 1/8       27 5/16      28 3/8       24
      Second             29 5/8       23 1/4       27 1/2       22 3/8
      Third              30 13/16     26 3/16      28           24 1/16
      Fourth             32 7/16      28 1/16      30 1/4       23

      Consecutive quarterly cash dividends on common stock were paid to stockholders of Entergy Corporation in 1998 and 1997. In 1998, dividends of 45 cents per share were paid in the first and second quarters and dividends of 30 cents per share were paid in the third and fourth quarters. Quarterly dividends of 45 cents per share were paid in 1997.

      As of February 28, 1999, there were 80,877 stockholders of record of Entergy Corporation.

      Entergy Corporation's future ability to pay dividends is discussed in
Note 8 to the financial statements. In addition to the restrictions described in Note 8, PUHCA provides that, without approval of the SEC, the unrestricted, undistributed retained earnings of any Entergy Corporation subsidiary are not available for distribution to Entergy Corporation's common stockholders until such earnings are made available to Entergy Corporation through the declaration of dividends by such subsidiaries.

Entergy   Arkansas,   Entergy  Gulf  States,  Entergy  Louisiana,   Entergy
Mississippi, Entergy New Orleans, and System Energy

      There is no market for the common stock of Entergy Corporation's wholly owned subsidiaries. Cash dividends on common stock paid by the subsidiaries to Entergy Corporation during 1998 and 1997, were as follows:

                       1998         1997
                         (In Millions)

Entergy Arkansas      $ 92.6       $128.6
Entergy Gulf States   $109.4       $ 77.2
Entergy Louisiana     $138.5       $145.4
Entergy Mississippi   $ 66.0       $ 59.2
Entergy New Orleans   $  9.7       $ 26.0
System Energy         $ 72.3       $113.8

      Information with respect to restrictions that limit the ability of System Energy and the domestic utility companies to pay dividends is presented in Note 8 to the financial statements and "Management's Financial Discussion and Analysis - Liquidity and Capital Resources".

Item 6.   Selected Financial Data

      Refer  to "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF  ENTERGY
CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, and SYSTEM ENERGY" which follow each company's financial statements in this report, for information with respect to operating statistics.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES," " - SIGNIFICANT FACTORS AND KNOWN TRENDS," and "- RESULTS OF OPERATIONS OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, and SYSTEM ENERGY".

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Entergy Corporation and Subsidiaries.  Refer to information under the
heading   "ENTERGY  CORPORATION  AND  SUBSIDIARIES  MANAGEMENT'S  FINANCIAL
DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS."


Item 8.   Financial Statements and Supplementary Data.

                       INDEX TO FINANCIAL STATEMENTS

Entergy Corporation and Subsidiaries:
  Report of Management                                                 39
  Audit Committee Chairperson's Letter                                 40
  Management's Financial Discussion and Analysis                       41
  Report of Independent Accountants                                    51
  Management's Financial Discussion and Analysis                       52
  Statements of Consolidated Income For the Years Ended December 31,   59
    1998, 1997, and 1996
  Statements of Consolidated Cash Flows For the Years Ended December   60
    31, 1998, 1997, and 1996
  Consolidated Balance Sheets, December 31, 1998 and 1997              62
  Statements of Consolidated Retained Earnings and Paid-In Capital     64
    for the Years Ended December 31, 1998, 1997, and 1996
  Selected Financial Data - Five-Year Comparison                       65
Entergy Arkansas, Inc.:
  Report of Independent Accountants                                    66
  Management's Financial Discussion and Analysis                       67
  Statements of Income For the Years Ended December 31, 1998, 1997,    70
    and 1996
  Statements of Cash Flows For the Years Ended December 31, 1998,      71
    1997, and 1996
  Balance Sheets, December 31, 1998 and 1997                           72
  Statements of Retained Earnings for the Years Ended December 31,     74
    1998, 1997, and 1996
  Selected Financial Data - Five-Year Comparison                       74
Entergy Gulf States, Inc.:
  Report of Independent Accountants                                    76
  Management's Financial Discussion and Analysis                       77
  Statements of Income (Loss) For the Years Ended December 31, 1998,   81
    1997, and 1996
  Statements of Cash Flows For the Years Ended December 31, 1998,      83
    1997, and 1996
  Balance Sheets, December 31, 1998 and 1997                           84
  Statements of Retained Earnings for the Years Ended December 31,     86
    1998, 1997, and 1996
  Selected Financial Data - Five-Year Comparison                       87
Entergy Louisiana, Inc.:
  Report of Independent Accountants                                    88
  Management's Financial Discussion and Analysis                       89
  Statements of Income For the Years Ended December 31, 1998, 1997,    91
    and 1996
  Statements of Cash Flows For the Years Ended December 31, 1998,      93
    1997, and 1996
  Balance Sheets, December 31, 1998 and 1997                           94
  Statements of Retained Earnings for the Years Ended December 31,     96
    1998, 1997, and 1996
  Selected Financial Data - Five-Year Comparison                       97
Entergy Mississippi, Inc.:
  Report of Independent Accountants                                    98
  Management's Financial Discussion and Analysis                       99
  Statements of Income For the Years Ended December 31, 1998, 1997,   102
    and 1996
  Statements of Cash Flows For the Years Ended December 31, 1998,     103
    1997, and 1996
  Balance Sheets, December 31, 1998 and 1997                          104
  Statements of Retained Earnings for the Years Ended December 31,    106
    1998, 1997, and 1996
  Selected Financial Data - Five-Year Comparison                      107
Entergy New Orleans, Inc.:
  Report of Independent Accountants                                   108
  Management's Financial Discussion and Analysis                      109
  Statements of Income For the Years Ended December 31, 1998, 1997,   112
    and 1996
  Statements of Cash Flows For the Years Ended December 31, 1998,     113
    1997, and 1996
  Balance Sheets, December 31, 1998 and 1997                          114
  Statements of Retained Earnings for the Years Ended December 31,    116
    1998, 1997, and 1996
  Selected Financial Data - Five-Year Comparison                      117
System Energy Resources, Inc.:
  Report of Independent Accountants                                   118
  Management's Financial Discussion and Analysis                      119
  Statements of Income For the Years Ended December 31, 1998, 1997,   121
    and 1996
  Statements of Cash Flows For the Years Ended December 31, 1998,     123
    1997, and 1996
  Balance Sheets, December 31, 1998 and 1997                          124
  Statements of Retained Earnings for the Years Ended December 31,    126
    1998, 1997, and 1996
  Selected Financial Data - Five-Year Comparison                      127
Notes to Financial Statements for Entergy Corporation and             128
  Subsidiaries

                   ENTERGY CORPORATION AND SUBSIDIARIES

                           REPORT OF MANAGEMENT


      Management of Entergy Corporation and its subsidiaries have prepared and are responsible for the financial statements and related financial information included herein. The financial statements are based on generally accepted accounting principles in the United States. Financial information included elsewhere in this report is consistent with the financial statements.

      To meet their responsibilities with respect to financial information, management maintains and enforces a system of internal accounting controls designed to provide reasonable assurance, on a cost-effective basis, as to the integrity, objectivity, and reliability of the financial records, and as to the protection of assets. This system includes communication through written policies and procedures, an employee Code of Entegrity, and an organizational structure that provides for appropriate division of responsibility and the training of personnel. This system is also tested by a comprehensive internal audit program.

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




J. WAYNE LEONARD
Chief Executive Officer of Entergy Corporation and Chairman of the Board of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana,
Entergy Mississippi, Entergy New Orleans, and
System Energy





C. JOHN WILDER
Executive Vice President and
Chief Financial Officer

                   ENTERGY CORPORATION AND SUBSIDIARIES

                   AUDIT COMMITTEE CHAIRPERSON'S LETTER


      The Entergy Corporation Board of Directors' Audit Committee is comprised of five directors who are not officers of Entergy Corporation:
Dr. Paul W. Murrill, Chairperson, George W. Davis, James R. Nichols, Eugene
H. Owen, and Bismark A. Steinhagen. The committee held seven meetings during 1998.

     The Audit Committee oversees Entergy Corporation's financial reporting process on behalf of the Board of Directors and provides reasonable assurance to the Board that sufficient operating, accounting, and financial controls are in existence and are adequately reviewed by programs of internal and external audits.

     The Audit Committee discussed with Entergy's internal auditors and the independent public accountants (PricewaterhouseCoopers LLP) the overall scope, specific plans, and results of their respective audits, as well as Entergy Corporation's financial statements and the adequacy of Entergy Corporation's internal controls. The committee met, together and separately, with Entergy's internal auditors and independent public accountants, without management present, to discuss the results of their audits, their evaluation of Entergy Corporation's internal controls, and the overall quality of Entergy Corporation's financial reporting. The meetings were designed to facilitate and encourage private communication between the committee and the internal auditors and independent public accountants.

     The Audit Committee believes that management maintains an effective system of internal controls which results in fairly presented financial statements.




                                   DR. PAUL W. MURRILL
                                   Chairperson, Audit Committee

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                                 OVERVIEW


      After a slow start in 1998, Entergy achieved strongcord results for the year in earnings per share and operating cash flow. In addition, Entergy's debt as a percentage of debt, preferred and common equity capital as of year-end was 48.6% in 1998, 56.5% in 1997, and 52.5% in 1996.
Entergy's cash and resulting liquidity position improved significantly as compared to one year ago. These financial results were achieved primarily due to Entergy's new strategic focus, which resulted in the sale of several businesses.

      In August 1998, Entergy's Board of Directors approved a new strategic focus that should significantly impact Entergy's future operations and financial results. This strategy aligns Entergy's strengths and the businesses it will pursue. These businesses are:

     o    domestic utility operations;
     o    global power development; and
     o    nuclear power operations.

Additionally, Entergy's power marketing and trading business provides the global power development and the nuclear operations businesses with market liquidity and price-risk management, and represents them in interfacing with the wholesale marketplace.

     Consistent with its new strategic direction, Entergy sold several businesses. Proceeds from the sales were used, in part, to pay off debt associated with the acquisition of these businesses. Further information on these transactions is presented in Note 12 to the financial statements.

      The discussion in the pages that follow reviews the most important items affecting Entergy and includes:

     o the electric utility industry's continued progression toward competition;
     o sales of significant portions of Entergy's businesses not aligned with its new strategy; and
     o substantial improvement in Entergy's financial strength resulting from the sale of over $4 billion of assets.

      The changes noted above create significant uncertainties. Resolution of the following uncertainties may have a material impact on Entergy:

     o the timing and specific provisions of transition to competition legislation at the local and federal levels relating to the electric utility industry;
     o Entergy's ability to achieve fair recovery of its potentially stranded investments;
     o the impact of customer choice as more customers have freedom to choose their electricity supplier; and
     o Entergy's ability to achieve fair value for assets which may be sold as a result of the breakup of electric utility monopolies.

       Both the changes and uncertainties highlighted above must be considered in evaluating Entergy's financial condition. A more detailed explanation of these items and other pertinent information impacting Entergy's financial strength follow.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

     Entergy's liquidity and capital resources were affected by the following in 1998:

     o Cash flow from operations decreased compared to 1997 principally due to completion of rate phase-in plans and other rate activity at certain of the domestic utility companies, partially offset by an increase in net income from competitive businesses.
     o Net cash provided by investing activities increased substantially due to the sales of London Electricity and CitiPower.
     o Net cash used in financing activities changed significantly from 1997 primarily due to the retirement of the debt associated with the acquisition of London Electricity and CitiPower.

Operations

      Net cash flow from operations for Entergy, the domestic utility companies, and System Energy for the years ended December 31, 1998, 1997, and 1996 was:

                                     1998     1997     1996
                                          (In Millions)

           Entergy                  $1,679  $1,725   $1,528
           Entergy Arkansas         $  357  $  434   $  377
           Entergy Gulf States      $  415  $  466   $  322
           Entergy Louisiana        $  339  $  341   $  352
           Entergy Mississippi      $  172  $  159   $  182
           Entergy New Orleans      $   41  $   49   $   44
           System Energy            $  263  $  278   $  287

       Competitive businesses contributed $151.7 million to Entergy Corporation's cash flow from operations in 1998. Substantially all of this contribution came from London Electricity and CitiPower, both of which were sold in December 1998.

      Rate phase-in plans contributed to cash flow from operations in 1998. Under these plans, revenues collected exceed the cash cost of expenses. Such plans positively impact current cash flow from operations, but have no net income effect because the higher revenues are offset by the amortization of previously deferred costs. However, during 1998 the following phase-in plans were completed:

     o Entergy Gulf States' Louisiana retail phase-in plan for River Bend was completed in February;
     o Entergy Mississippi's phase-in plan for Grand Gulf 1 was completed in September; and
     o Entergy Arkansas' phase-in plan for Grand Gulf 1 was completed in November.

Entergy New Orleans' phase-in plan for Grand Gulf 1 will be completed in 2001.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES

Investing Activities

      Net cash provided by investing activities increased substantially in 1998 principally due to the sales of Entergy London and CitiPower. However, this increase was offset by the investment of the majority of the net proceeds from the Entergy London sale in BPS574 million ($947 million) of notes receivable which will mature in August 1999. Entergy has entered foreign currency forward contracts to hedge the U.S. dollar equivalent amount of these notes and their related interest at maturity. At maturity, Entergy expects to receive approximately $1 billion and will use the proceeds to reduce debt and fund future investments. Business dispositions are discussed in Note 12 to the financial statements.

Capital Resources

     Entergy requires capital resources for:

     o    construction/capital expenditures;
     o    debt and preferred stock maturities;
     o    capital investments;
     o    funding of subsidiaries; and
     o    dividend payments.

Management provides more information on construction expenditures and long-term debt and preferred stock maturities in Note 9 to the financial statements.

     Entergy's sources to meet the above include:

     o    internally generated funds;
     o    cash on hand;
     o    debt or preferred stock issuances;
     o    bank financing under new or existing facilities; and
     o    short-term borrowings.

      During 1998, cash from operations and the sale of businesses and cash on hand met substantially all investing and financing requirements of the domestic utility companies and System Energy. Entergy Corporation received $488.5 million in dividend payments from the domestic utility companies and System Energy in 1998.

      All debt and common and preferred stock issuances are subject to regulatory approval. Preferred stock and debt issuances are subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. The domestic utility companies may also establish special purpose trusts or limited partnerships as financing subsidiaries for the purpose of issuing quarterly income preferred securities.

     Management expects the domestic utility companies and System Energy to continue to refinance or redeem higher cost debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


      Entergy's ability to invest in domestic and foreign generation businesses is subject to the SEC's regulations under PUHCA. Absent SEC approval, these regulations limit the aggregate amount that Entergy may invest in domestic and foreign generation businesses to an amount equal to 50% of consolidated retained earnings at the time an investment is made. Due to the sale of electric distribution businesses in the UK and Australia in 1998, Entergy will have the ability to make significant additional investments in domestic and foreign generation businesses.

      Entergy's global power development business is currently constructing two combined cycle gas turbine merchant power plants in the UK. The first is a 1200 MW plant known as Saltend. It is expected to begin commercial operation in the first quarter of 2000. The second is a 792 MW plant known as Damhead Creek. It is expected to begin commercial operation in the fourth quarter of 2000. The financing of the construction of these two power plants is discussed in Note 7 to the financial statements.

     In September 1998, Entergy's nuclear power business signed a long-term contract to provide management oversight of decommissioning activities at the Maine Yankee nuclear power plant through the projected completion of such activities in 2004. Management believes this arrangement is the first of its kind for decommissioning and reflects a growing trend among utilities to utilize outside management for nuclear activities. Also, Entergy's nuclear power business has agreed to acquire the 670 MW Pilgrim Nuclear Station, including the plant's nuclear fuel, for $80 million. This sale is expected to close in the second quarter of 1999.

      Entergy has also made investments in energy-related businesses, including power marketing and trading. Under PUHCA, the SEC imposes a limit equal to 15% of consolidated capitalization on the amount that may be invested in such businesses without specific SEC approval. Entergy currently has considerable capacity to make additional investments of this type before such limits would be exceeded.

      In 1998, Entergy Corporation paid $373.4 million in cash dividends on its common stock. Declarations of dividends on Entergy's common stock are made at the discretion of Entergy Corporation's Board of Directors (the
Board). The Board declared quarterly dividends of $.30 per share on Entergy's common stock in the third and fourth quarters of 1998 and in the first quarter of 1999. These dividends represent a $.15 per share reduction from the previous level of Entergy's dividends. The reduction was made in order to strengthen Entergy's financial position and fund future investments. In the future, the Board will re-evaluate the level of Entergy common stock dividends, based upon Entergy's earnings and financial strength. Dividend restrictions are discussed in Note 8 to the financial statements.

      In October 1998, the Board approved a plan for the repurchase of Entergy common stock through December 31, 2001 to fulfill the requirements of various compensation and benefit plans. The stock repurchase plan provides for purchases in the open market of up to 5 million shares for an aggregate consideration of up to $250 million.

      Rate proceedings in Texas could have a material adverse impact on Entergy Gulf States' cash flow from operations. However, management believes that Entergy Gulf States' cash flow from operations will be sufficient to fund its capital requirements for the foreseeable future. The rate proceedings are discussed in Note 2 to the financial statements.

     Entergy and its subsidiaries' capital and refinancing requirements and available lines of credit are more thoroughly discussed in Notes 4, 5, 6, 7, 9, and 10 to the financial statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


Entergy Corporation and System Energy

      Pursuant to an agreement with certain creditors, Entergy Corporation has agreed to supply System Energy with sufficient capital to:

     o maintain System Energy's equity capital at a minimum of 35% of its total capitalization (excluding short-term debt);
     o permit the continued commercial operation of Grand Gulf 1;
     o pay in full all System Energy indebtedness for borrowed money when due; and
     o enable System Energy to make payments on specific System Energy debt, under supplements to the agreement assigning System Energy's rights in the agreement as security for the specific debt.

      The Capital Funds Agreement and other Grand Gulf 1 related agreements are more thoroughly discussed in Note 9 to the financial statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


Domestic Competition

      The electric utility industry has traditionally operated as a regulated monopoly, but is transitioning to an environment of increased retail and wholesale competition. This presents opportunities to compete for new customers and creates the risk of loss of existing customers. In addition, it presents opportunities to enter into new businesses and to restructure existing businesses. In an effort to position itself in a competitive environment, Entergy continues to work with regulatory and legislative authorities.

Regulatory and Legislative Activity

Transition-to-Competition Filings

     Under historical ratemaking practice, regulated electric utilities are granted exclusive geographic franchises to sell electricity. In return, the utilities are obligated to make investments and incur obligations to serve customers. Prudently incurred costs are recovered from customers along with a return on investment. Additionally, regulators have allowed certain operating costs to be deferred for future recovery from customers. These costs have been recorded as regulatory assets in the financial statements.

      As a result of the traditional ratemaking process, Entergy has recorded nuclear investments and nuclear purchase obligations on its balance sheets at amounts that could exceed future expected cash flows in a competitive marketplace. Entergy's domestic utility companies have made transition-to-competition filings requesting accelerated recovery of the majority of the companies' nuclear investments and related obligations over a seven-year period. These filings also seek protection for certain classes of ratepayers from possible cost shifting that may result from competition. To date only Entergy Arkansas has received partial approval for its filing. Management believes the Entergy Arkansas plan puts in place a process for achieving customer choice, meets Entergy's objectives of an orderly transition to competition, and mitigates potentially stranded costs. Management provides details concerning the domestic utility companies' current net investment in nuclear generation in Note 1 to the financial statements and concerning the transition-to-competition filings and other regulatory activity in Note 2 to the financial statements.

Open Access

       Competition within the wholesale electric energy market has intensified with the implementation of open access transmission. Open access allows third-party suppliers to transmit energy to customers over transmission facilities owned by another entity. To implement open access to wholesale customers, FERC issued two orders in 1996 requiring all public utilities subject to FERC jurisdiction to provide wholesale transmission access to third parties and requiring each public utility to implement and maintain an open access same-time information system. Entergy's domestic utility companies filed tariffs to comply with the orders issued in 1996.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS

      In response to FERC policy strongly favoring independent control over transmission operations as a means of enhancing competitive wholesale power markets, Entergy has proposed to FERC the formation of a regional transmission company (Transco). The proposed Transco would be:

     o a separate legal entity regulated by FERC;
     o composed of the transmission system transferred to it by the domestic utility companies and other transmission owners in Entergy's region;
     o operated and maintained by employees who would work exclusively for the Transco and would not be employed by Entergy or the domestic utility companies; and
     o passively owned by the domestic utility companies, which will not control or otherwise direct its operation and management.

Management expects to make additional filings with federal, state, and local regulatory authorities seeking necessary approvals for the formation of the Transco.

Legislative Activity

      The Arkansas and Texas state legislatures are considering legislation to restructure the retail electric utility industry and allow competition. Both of these legislatures convened in January 1999 and have begun addressing this issue. Entergy is actively participating in these deliberations.

      The Texas legislature is currently considering legislation that would open the Texas retail market to competition. The most comprehensive proposed bill has been filed in the Texas Senate and calls for a competitive retail access date of January 1, 2002, market power mitigation measures, stranded cost recovery, and securitization of regulatory assets and stranded costs, among other things. The market power mitigation measures include a limit on the ownership of generation by a distribution company within a specified region. It is not clear what the implications of this limit would be for Entergy Gulf States or the Entergy system generally. However, it is possible that the legislation could require that Entergy Gulf States divest some of its generation assets. The bill also freezes rates to residential and certain commercial customers until the competitive retail access date and then implements a five-percent annual rate reduction for five years or until 40 percent of the market for those customers is lost. A similar proposed bill has been introduced in the
Arkansas  Senate.   There can be no certainty as  to  the  outcome  of  the
legislation.

      A number of bills have been introduced in the United States Congress to deregulate the electric power industry. Some of these bills would amend or repeal PUHCA and/or PURPA. The bills generally have provisions that would give consumers the ability to choose their own electric service provider. Entergy Corporation has supported legislation in Congress to repeal PUHCA. In June 1998, the Clinton Administration submitted a bill containing the above provisions, along with one allowing states to "opt out" of competition if they felt restructuring would harm residents.
Congress took no action on any comprehensive electric restructuring legislation or repeal of PUHCA during 1998.

Industrial and Commercial Customers

      In addition to the risks of losing customers due to competition, some large industrial and commercial customers of the domestic utility companies are exploring ways to reduce their energy costs. Among the alternatives available to these customers are self-generation and cogeneration. The domestic utility companies have responded by negotiating electric service contracts that may provide service to large industrial and commercial customers at tariffed rates lower than would otherwise be applicable.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


      Through December 1998, Entergy Gulf States and Entergy Louisiana had received notices from nine large industrial customers that they were proceeding with proposed cogeneration projects. As a result, it is expected that 1999 net income will decrease by approximately $8 million and sales will decline by 369,000 megawatt-hours from the prior year. These customers will continue to purchase energy at a reduced level from Entergy Gulf States and Entergy Louisiana.

State and Local Regulation

      The retail regulatory philosophy is shifting in some jurisdictions from traditional cost-of-service regulation to performance-based regulation. Performance-based formula rate plans are designed to encourage increased efficiency and productivity while permitting utilities and their customers to share in the benefits. Entergy Mississippi and Entergy Louisiana have implemented performance-based rate plans. Entergy Louisiana's 1997 test year under the plan indicated that rates would not be materially changed. Entergy Mississippi implemented a $6.6 million rate reduction in May 1998 resulting from its plan.

      All of the domestic utility companies have recently been ordered to grant base rate reductions and have refunded or credited customers for previous overcollections of rates. The continuing pattern of rate reductions reflects completion of rate phase-in plans, lower costs of service ordered by regulators, and the competitive environment in which the domestic utility companies operate. The domestic utility companies' retail and wholesale rate matters and proceedings are discussed more thoroughly in
Note 2 to the financial statements.

     The PUCT has published proposed "Code of Conduct" rules governing affiliate transactions. Although these rules have not been adopted, management believes that the rules would severely restrict the type and extent of services that Entergy's service companies could provide to Entergy Gulf States. Management believes that adoption of these rules would result in higher costs for Entergy Gulf States and its Texas and Louisiana customers. Other state or local regulators with jurisdiction over Entergy's utility subsidiaries may propose similar rules in the future.

Other Electric Utility Trends

     In some areas of the United States, municipalities whose residents are served by investor-owned utilities are exploring the possibility of establishing new electric distribution systems, or extending existing ones. In some cases, municipalities are also seeking new delivery points in order to serve retail customers, especially large industrial customers that currently receive service from an investor-owned utility. Where successful, these efforts may result in the utility's inability to recover costs that it has incurred for the purpose of serving those customers.

      Utility mergers and joint ventures involving domestic and overseas companies are another continuing trend in the transition to competition. In some areas of the country, utilities have either sold or are attempting to sell all or a substantial portion of their generation assets to focus their businesses on transmission and/or distribution services. FERC is currently advocating the creation by utilities of arrangements under which their transmission systems will be operated independently and on a regional basis.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


Accounting Issues

Continued Application of SFAS 71

       The domestic utility companies' and System Energy's financial statements currently reflect, for the most part, assets and costs based on existing cost-based ratemaking regulation in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation". Continued applicability of SFAS 71 to the financial statements requires that rates set by an independent regulator on a cost-of-service basis be charged to and collected from customers for the foreseeable future. The electric utility industry's movement toward a combination of competition and a modified regulatory environment could result in rates that are not based on cost of service. If a utility company is required to discontinue application of SFAS 71 for a portion or all of its operations, it could be required to remove regulatory assets and liabilities from its balance sheet.

      Definitive outcomes have not yet been determined regarding the transition to competition filings in Entergy's jurisdictions; therefore, the regulated operations continue to apply SFAS 71. Discontinuation of the application of SFAS 71 could have a material adverse impact on Entergy's financial statements. The application of SFAS 71 is discussed more thoroughly in Note 1 to the financial statements.

Year 2000 Issues

      Management has been evaluating its computer software and hardware, databases, embedded microprocessors (collectively referred to as "IT and non-IT assets"), suppliers, and other relationships to determine actions required to prevent problems related to the Year 2000, and the resources required to take such actions. Unless corrected, these problems may result in malfunctions in certain software applications, databases, and computer equipment with respect to dates on or after January 1, 2000. These malfunctions could disrupt operations of nuclear or fossil generating plants, operation of transmission and distribution systems, and access to interconnections with neighboring utilities, and could cause other operational problems.

      Management has adopted a four-step approach to address Year 2000 issues including:

     o an inventory of all IT and non-IT assets;
     o an assessment to determine if the IT and non-IT assets are critical to the business and, if so, whether Year 2000 has an impact on them;
     o remediation or replacement of critical systems determined to be Year 2000 deficient; and
     o certification  of  such critical systems to  confirm  Year  2000 compliance.

      Management has completed its inventory of IT and non-IT assets, has identified systems and equipment that could be affected by the millennium change, and has assessed the risk of potential failure for most of its assets. Management defines services or products as Year 2000 "compliant" when they perform the business, office automation, or process control requirements as designed into the twenty-first century. Management defines an asset as "certified" as Year 2000 compliant after it has been modified, or upgraded if necessary, tested, and deployed in the operating environment. Certification of Entergy's assets that significantly affect operations is scheduled to be substantially complete by the end of the first quarter of 1999, and is on schedule and approximately 77% complete as of January 31, 1999. Certification will continue for assets that do not significantly affect operations, but do impact efficiency and profitability, throughout 1999.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS

      Management is currently performing an assessment of its vendors that affect Entergy's operations with respect to Year 2000 issues. Entergy's goal is to receive written confirmation of the Year 2000 compliance of its critical vendors. Alternative suppliers or contingency plans will be considered for those suppliers that do not demonstrate sufficient Year 2000 readiness. Management will implement Year 2000 contingency plans for suppliers throughout 1999.

     Maintenance or modification costs associated with Year 2000 compliance will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. Management's current estimate of maintenance and modification costs related to Year 2000 issues to be incurred in 1998 through mid-2000 is approximately $54 million. Entergy has incurred approximately $26 million of this total through January 1999. The sales of Entergy London and CitiPower in December 1998 decreased estimated expenses from $81 million at September 30, 1998 to the $54 million mentioned above. These expenses are being funded through operating cash flows. Additionally, total capitalized costs for projects accelerated due to Year 2000 issues are estimated to be $19 million. Entergy has incurred approximately $11 million of this total through January 1999.

     An independent consultant has been engaged to assist management in its assessment of the risks of Year 2000 malfunctions. This assessment is currently in progress. Based on the risk determinations of this assessment, and the results of certification activities, management is creating and implementing contingency plans, as needed, throughout 1999 to address Year 2000 issues. Although Entergy is taking steps that it believes will address the Year 2000 issue, this issue presents risks that may not be entirely foreseen and eliminated and which could significantly affect utility operations and financial performance.

Market Risks

      Entergy uses derivative instruments to manage the following market risks:

     o the commodity price risk associated with its power marketing and trading business;
     o the currency exchange rate risk associated with the investment of the net proceeds of the sale of Entergy London; and
     o the interest rate risk associated with certain of its variable rate credit facilities.

      Entergy's power marketing and trading business enters into sales and purchases of electricity and natural gas for delivery into the future. Because the market prices of electricity and natural gas can be volatile, Entergy's power marketing and trading business is exposed to risk arising from differences between the fixed prices in its commitments and fluctuating market prices. To mitigate its exposure, Entergy's power marketing and trading business enters into electricity and natural gas futures, swaps, option contracts, and electricity forward agreements.

      Entergy's power marketing and trading business utilizes a value-at-risk model to assess the market risk of its derivative financial instruments. Value-at-risk represents the potential loss for an instrument or portfolio from adverse changes in market factors for a specified time period and confidence level. The value-at-risk was estimated using historical simulation calculated on a daily basis over a thirty-day period with a 95% confidence level and a holding period of two business days. Based on these assumptions, this business's value-at-risk as of December 31, 1998 was not material to Entergy.

      Management's calculation of value-at-risk exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of derivative financial instruments, assuming hypothetical movements in option contracts. It does not represent the maximum possible loss or an expected loss that may occur, because actual future gains and losses will differ from those estimated, based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the portfolio of derivative financial instruments during the year.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


     The notes receivable purchased with the proceeds of the Entergy London sale are denominated in BPS. To hedge currency exposure on these notes receivable, Entergy entered into currency forward agreements to fix the U.
S. dollar amount that will be received upon maturity of the notes in August 1999. The investment of the sales proceeds and the forward agreements are discussed more thoroughly in Note 12 to the financial statements.

     Entergy uses interest rate swaps to reduce the impact of interest rate changes on certain variable-rate credit facilities associated with its global power development business. The interest rate swap agreements involve the exchange of floating rate interest payments for fixed rate interest payments over the life of the agreements. These swaps are discussed more thoroughly in Note 7 to the financial statements.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of retained earnings and paid-in-capital, and of cash flows present fairly, in all material respects, the financial position of Entergy Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP


New Orleans, Louisiana
February 18, 1999

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Entergy Corporation's consolidated net income in 1998 would have increased as compared to 1997 by approximately 20%, excluding the effects of the items listed below. This increase was due to increased competitive business revenues, decreased interest charges, and decreased income taxes, partially offset by increased operating expenses and decreased domestic utility electric operating revenues. Net income in 1997 would have decreased as compared to 1996 by approximately 9%, excluding the effects of the items below. This decrease was due to decreased earnings from domestic utility operations, partially offset by increased earnings from competitive businesses, primarily London Electricity.

                                           1998        1997      1996
                                                  (In Millions)

Net income                                  $785.6     $300.9    $490.6
                                            ------     ------    ------

Sales and write-downs of investments in      208.9          -         -
non-regulated businesses
UK tax rate changes                           31.7       64.7         -
UK windfall profits tax                          -     (234.1)        -
Power market counterparty default            (27.0)         -         -
Entergy Gulf States rate reserves (a)       (129.0)    (227.0)        -
Radioactive waste facility write-offs          9.3      (26.4)        -
Entergy Gulf States Cajun Settlement (b)         -      146.6         -
River Bend rate deferrals write-off              -          -    (174.0)
River Bend litigation accrual reversal           -          -      30.0
                                            ------    -------    ------
                                            $691.7     $577.1    $634.6
                                            ======    =======    ======


           (a) The effects of the Entergy Gulf States rate reserves in 1997 are reflected in the financial statement categories of domestic electric revenues (See other revenue herein), other income, and income taxes.

          (b) The effects of the Entergy Gulf States Cajun Settlement in 1997 are reflected in the financial statement categories of domestic electric revenues (See other revenue herein), other operation and maintenance expenses, other income, and income taxes.

         Note: The items included in the table above are identified based on judgment of management. Factors that management considers in identifying these items include significance, infrequency, unusual nature, and effect on cash flow.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Revenues and Sales

Domestic Utility Companies and System Energy

      The changes in electric operating revenues for Entergy's domestic utility companies and System Energy for 1998 compared to 1997, and 1997 compared to 1996, are as follows:

                                         Increase/(Decrease)
            Description                  1998        1997
                                            (In Millions)

Base revenues                            ($290.3)   ($160.1)
Rate riders                               (108.6)      (3.6)
Fuel cost recovery                         (80.6)      90.1
Sales volume/weather                       187.3       31.3
Other revenue (including unbilled)        (191.0)     146.8
Sales for resale                            80.7      (16.6)
                                         -------     ------
Total                                    ($402.5)     $87.9
                                         =======     ======


Base revenues

       In 1998, base revenues decreased primarily due to base rate reductions, reserves for refunds, and other regulatory adjustments totaling $216.5 million ($129.0 million net of tax) at Entergy Gulf States.

      In 1997, base revenues decreased due to reserves recorded at Entergy Gulf States for potential regulatory adjustments. These adjustments were based on management's estimates of the financial effect of potential adverse rulings in connection with the pending rate proceedings in Texas.

     These rate reductions and other pending rate proceedings are discussed in Note 2 to the financial statements.

Rate rider revenues

     Rate rider revenues do not affect net income because specific incurred expenses offset them.

     In 1998, rate rider revenues decreased due to the decline in the Grand Gulf 1 cost recovery rate rider revenues at Entergy Arkansas, reflecting scheduled reductions in the phase-in plan that was completed in
November 1998. Rate rider revenues also decreased due to reductions required by the settlement agreement between the APSC and Entergy Arkansas. The settlement agreement with the APSC is discussed in Note 2 to the financial statements.

Fuel cost recovery revenues

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      In 1998, fuel cost recovery revenues decreased primarily due to lower pricing at Entergy Louisiana resulting in a change in generation mix.

      In 1997, fuel cost recovery revenues increased due to a PUCT order that approved recovery of previously under-recovered fuel expenses by Entergy Gulf States.

Sales volume

      In 1998, sales volume increased as a result of significantly warmer weather at all the domestic utility companies. Entergy established a new peak usage record for the system on July 8, 1998.

      In 1997, sales volume increased primarily due to an increase in sales to industrial customers, particularly certain cogeneration customers who purchased replacement electricity from Entergy Gulf States. These increases were partially offset by the effects of milder weather in 1997.

Other revenue

      In 1998, other revenue decreased primarily due to the revenue portion of the gain recognized in December 1997 on the Cajun Settlement at Entergy Gulf States, the effect of which was partially offset by regulatory reserves recorded at Entergy Gulf States in 1997. Other revenue also decreased due to unfavorable pricing of unbilled revenues resulting from rate reductions at Entergy Gulf States.

      In 1997, other revenue increased principally due to the revenue portion of the gain recognized on the Cajun Settlement at Entergy Gulf States, which totaled $154.5 million ($92.0 million net of tax). The effect of the Cajun Settlement was partially offset by regulatory reserves recorded at Entergy Gulf States in 1997 of $70 million ($41.6 million net of tax).

Sales for resale

      In 1998, sales for resale increased due to increased sales to non-associated companies, particularly at Entergy Arkansas, and increased demand at Entergy Gulf States.

Competitive business revenues

      Competitive business revenues increased by $2.4 billion in 1998 primarily due to increased sales volume in the power marketing and trading business. This business' volume increased dramatically in 1998 due to increased marketing efforts and significantly warmer weather. The impact on net income from these revenues was offset by increased power purchased for resale as discussed in Expenses below.

      Competitive business revenues increased by $2.3 billion in 1997 primarily due to the February 1997 acquisition of London Electricity by Entergy London. London Electricity contributed $1.8 billion of revenues to Entergy results of operations during the eleven months it was included in 1997. Competitive business revenues also increased due to an increase of $396 million in power marketing and trading business revenues resulting from a full year of trading in 1997 as compared to six months in 1996.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Expenses

      Operating expenses for 1997 include Entergy London's operating expenses of $1.7 billion, which are not comparative with 1996. This change is due to Entergy London's acquisition of London Electricity effective February 1997.

Purchased power expenses

       In 1998, purchased power expenses increased primarily due to significantly increased power trading by the power marketing and trading business. The increased trading resulted in a $2.3 billion increase in purchased power expenses for this business. Additionally, in 1998, the power marketing and trading business incurred a $44 million ($27 million net of tax) counterparty default.

      In 1997, purchased power expenses increased primarily due to higher power purchased for resale by the power marketing and trading business resulting from a full year of trading in 1997 as compared to six months in 1996.

Nuclear refueling outage expenses

      In 1997, nuclear refueling outage expenses increased primarily due to the amortization of previously deferred November 1996 outage expenses at System Energy. These expenses were amortized over an 18-month period that began in December 1996. Prior to this outage, such costs were expensed as incurred. No nuclear refueling outage expenses were incurred at System Energy in 1996.

Other operation and maintenance expenses

      In 1998, other operation and maintenance expenses increased primarily due to the following:

     o The 1997 Cajun Settlement resulted in the transfer of the 30% interest in River Bend owned by Cajun to Entergy Gulf States. Entergy Gulf States' operating expenses in 1998 included 100% of River Bend's operation and maintenance expenses, as compared to 70% of such expenses for the year ended December 31, 1997.
     o Acquisition of security companies whose operation and maintenance expenses were included in 1998 but not in 1997.
     o Transmission expenses for the power marketing and trading business were higher due to significantly increased power trading sales volume.

      These  increases  in  other operation and maintenance  expenses  were partially offset by decreased non-refueling outage related contract work and maintenance performed at Entergy Louisiana in 1997. Operation and maintenance expenses also decreased at System Energy due to lower contract labor, materials and supplies expense, and insurance and materials and supplies refunds.

      In 1997, other operation and maintenance expenses excluding Entergy London decreased primarily due to the Cajun Settlement at Entergy Gulf States in December 1997, which resulted in a reduction of operation and maintenance expenses of $72.2 million ($43 million net of tax). This decrease was partially offset by the $44 million ($26.4 million net of tax) reserves for the radioactive waste facility deferrals at Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Depreciation, amortization, and decommissioning

      In 1997, depreciation, amortization, and decommissioning expenses increased principally due to:

     o the reduction of the regulatory asset established at System Energy to defer depreciation associated with the sale and leaseback of a portion of Grand Gulf 1; and
     o increased plant additions and improvements.

Other regulatory charges

     In 1998, other regulatory charges increased primarily due to:

     o additional accruals of $74.0 million ($45.0 million net of tax) for the transition cost account at Entergy Arkansas; and
     o the decrease in the under-recovery of Grand Gulf 1-related costs at Entergy Mississippi.

      The increase was partially offset by the $15.3 million ($9.3 million net of tax) reversal of the 1997 reserves for previously deferred radioactive waste facility costs in December 1998.

     The settlement agreement with the APSC established the transition cost account to collect earnings in excess of an allowed return on equity for offset against potential stranded costs when retail access is implemented.

Amortization of rate deferrals

      In 1998, the increase in operating expenses was partially offset by the decreased amortization of rate deferrals. The amortization of rate deferrals decreased because of the completion of phase-in plans at Entergy Arkansas, Entergy Gulf States, and Entergy Mississippi.

     In 1997, rate deferral amortization increased primarily due to greater Grand Gulf 1 rate deferral amortization at Entergy Arkansas and Entergy New Orleans, as prescribed in the Grand Gulf 1 rate phase-in plans, and the December 1997 APSC settlement agreements for Entergy Arkansas.

Other

Other income

     In 1998, other income increased primarily due to the following:

     o the gains recorded on the sales of Entergy London of $327.3 million ($246.8 million net of tax) and CitiPower of $29.8 million ($19.3 million net of tax); and
     o the reserve for regulatory adjustments recorded at Entergy Gulf States was less in 1998 than in 1997.

     These increases in 1998 were partially offset by:

     o the $68.6 million ($35.9 million net of tax) loss on the sale of Efficient Solutions, Inc. in September 1998;
     o $32.8 million ($21.3 million net of tax) of write-downs of Entergy's investments in two Asian projects; and
     o interest income related to the Cajun Settlement recorded in December 1997 at Entergy Gulf States.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      In 1997, other income decreased primarily due to the reserve for regulatory adjustments of $311 million ($185.4 million net of tax) and the 1996 $50 million ($30 million net of tax) reversal of reserves provided for the Cajun litigation at Entergy Gulf States. Partially offsetting this decrease was:

     o $19.6 million ($11.6 million net of tax) of interest income related to the Cajun Settlement recorded in December 1997 at Entergy Gulf States; and
     o the $194 million ($174.0 million net of tax) write-off of River Bend rate deferrals at Entergy Gulf States in January 1996.

Interest charges

      In 1998, interest charges decreased due to the retirement of certain long-term debt at the domestic utility businesses. This decrease was partially offset by an increase in the average amount of debt and preferred securities outstanding during 1998, compared to 1997, at Entergy London.

Income taxes

     The effective income tax rates for 1998, 1997, and 1996 were 25.3%, 61.0%, and 46.2%, respectively. The effective income tax rate decreased in 1998 principally due to:

     o the UK windfall profits tax of $234.1 million at Entergy London recognized in 1997;
     o the tax effects of the Cajun Settlement in 1997;
     o recognition of $44 million of deferred tax benefits in 1998 related to expected utilization of Entergy's capital loss carryforwards; and
     o a $31.7 million reduction in taxes because of reductions in the UK corporation tax rate from 31% to 30% in the third quarter of 1998.

      These decreases were partially offset by a reduction in the UK corporation tax rate from 33% to 31% in 1997, which lowered taxes in 1997 by $64.7 million.

     The effective income tax rate increased in 1997 principally due to:

     o    the $234.1 million UK windfall profits tax at Entergy London;
     o    the tax effects of the Cajun Settlement; and
     o    the 1996 write-off at Entergy Gulf States.

     These increases were partially offset by a reduction in the UK corporation tax rate from 33% to 31% in 1997, which lowered taxes by $64.7 million.

     Income taxes are discussed in Note 3 to the financial statements.

Preferred Dividend Requirements

      In 1997, preferred dividend requirements decreased principally due to stock redemptions.

                   ENTERGY CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                              For the Years Ended December 31,
                                                            1998          1997          1996
                                                             (In Thousands, Except Share Data)
Operating Revenues:
  Domestic electric                                       $6,136,322    $6,538,831    $6,450,940
  Natural gas                                                115,355       137,345       134,456
  Steam products                                              43,167        43,664        59,143
  Competitive businesses                                   5,199,928     2,819,086       518,987
                                                         -----------    ----------    ----------
        Total                                             11,494,772     9,538,926     7,163,526
                                                         -----------    ----------    ----------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                            1,706,028     1,677,041     1,635,885
     Purchased power                                       4,585,444     2,318,811       704,744
     Nuclear refueling outage expenses                        83,885        73,857        55,148
     Other operation and maintenance                       1,988,040     1,886,149     1,577,383
       Depreciation, amortization, and decommissioning       984,929       980,008       790,948
  Taxes other than income taxes                              362,153       365,439       353,270
  Other regulatory charges (credits)                          35,136       (18,545)      (47,542)
  Amortization of rate deferrals                             237,302       421,803       414,969
                                                         -----------    ----------    ----------
        Total                                              9,982,917     7,704,563     5,484,805
                                                         -----------    ----------    ----------

Operating Income                                           1,511,855     1,834,363     1,678,721
                                                         -----------    ----------    ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                        12,465        10,057         9,951
  Gain on sales of non-regulated businesses                  255,718        27,199        13,818
  Write-off of River Bend rate deferrals                           -             -      (194,498)
  Miscellaneous - net                                        104,841      (237,107)      123,765
                                                         -----------    ----------    ----------
        Total                                                373,024      (199,851)      (46,964)
                                                         -----------    ----------    ----------

Interest Charges:
  Interest on long-term debt                                 735,601       797,266       674,532
  Other interest - net                                        65,047        51,624        49,053
  Distributions on preferred securities of subsidiaries       42,628        21,319         4,797
  Allowance for borrowed funds used
   during construction                                       (10,761)       (7,937)       (8,347)
                                                         -----------    ----------    ----------
        Total                                                832,515       862,272       720,035
                                                         -----------    ----------    ----------

Income Before Income Taxes                                 1,052,364       772,240       911,722

Income Taxes                                                 266,735       471,341       421,159
                                                         -----------    ----------    ----------

Consolidated Net Income                                      785,629       300,899       490,563

Preferred and Preference Dividend Requirements of
   Subsidiaries and Other                                     46,560        53,216        70,536
                                                         -----------    ----------    ----------

Earnings Applicable to Common Stock                          739,069       247,683       420,027

Other Comprehensive Income:
  Foreign Currency Translation Adjustment                     23,078       (91,542)       21,725
                                                         -----------    ----------    ----------

Comprehensive Net Income                                    $762,147      $156,141      $441,752
                                                         ===========    ==========    ==========
Earnings per average common share:
     Basic and diluted                                         $3.00         $1.03         $1.83
Dividends declared per common share                            $1.50         $1.80         $1.80
Average number of common shares outstanding:
     Basic                                               246,396,469   240,207,539   229,084,241
     Diluted                                             246,572,481   240,347,292   229,249,574

See Notes to Financial statements.

                ENTERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Years Ended December 31,
                                                                               1998         1997         1996
                                                                                        (In Thousands)
Operating Activities:
  Consolidated net income                                                     $785,629      $300,899     $490,563
  Noncash items included in net income:
     Gain on Cajun Settlement                                                        -      (246,022)           -
    Write-off of River Bend rate deferrals                                           -             -      194,498
     Reserve for regulatory adjustments                                        130,603       381,285            -
    Amortization of  rate deferrals                                            237,302       421,803      414,969
    Other regulatory charges                                                    35,136       (18,545)     (47,542)
    Depreciation, amortization, and decommissioning                            984,929       980,008      790,948
    Deferred income taxes and investment tax credits                           (64,563)     (252,955)      76,920
    Allowance for equity funds used during construction                        (12,465)      (10,057)      (9,951)
    Gain on sale of non-regulated businesses                                  (255,718)      (27,199)     (13,818)
    Changes in working capital, net of effects from dispositions:
    Receivables                                                                 24,176       (99,411)     (30,322)
    Fuel inventory                                                              28,439        20,272      (17,220)
    Accounts payable                                                            31,229       181,243        4,011
    Taxes accrued                                                               58,505       143,151      (27,488)
    Interest accrued                                                           (37,937)       (9,849)       7,176
    Other working capital accounts                                              24,216      (130,715)    (121,692)
  Changes in other regulatory assets                                           (13,684)       28,016      (85,051)
  Provision for estimated losses and reserves                                 (133,880)      (22,423)      31,063
  Decommissioning trust contributions and realized change in trust assets      (73,641)      (68,139)     (52,204)
  Proceeds from settlement of Cajun litigation                                       -       102,299            -
  Other                                                                        (69,219)       50,971      (76,811)
                                                                            ----------    ----------   ----------
    Net cash flow provided by operating activities                           1,679,057     1,724,632    1,528,049
                                                                            ----------    ----------   ----------

Investing Activities:
  Construction/capital expenditures                                         (1,143,612)     (847,223)    (571,890)
  Allowance for equity funds used during construction                           12,465        10,057        9,951
  Nuclear fuel purchases                                                      (102,747)      (89,237)    (123,929)
  Proceeds from sale/leaseback of nuclear fuel                                 128,210       144,442      109,980
  Proceeds from sale of businesses                                           2,275,014        54,153       39,398
  Acquisition of non-regulated businesses                                      (41,776)   (2,039,370)  (1,239,112)
  Purchase of notes receivable                                                (947,444)            -            -
  Other                                                                        (43,238)      (15,966)       1,245
                                                                            ----------    ----------   ----------

     Net cash flow provided by (used in) investing activities                  136,872    (2,783,144)  (1,774,357)
                                                                            ----------    ----------   ----------

See Notes to Financial Statements.

                      ENTERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Years Ended December 31,
                                                                         1998          1997       1996
                                                                                 (In Thousands)
Financing Activities:
  Proceeds from the issuance of:
    Long-term debt                                                      1,904,074    2,047,282   1,538,372
    Preferred securities of subsidiary trusts and partnerships                  -      382,323     125,963
    Common stock                                                           19,341      305,379     118,087
  Retirement of long-term debt                                         (3,151,680)    (751,669) (1,022,685)
  Repurchase of common stock                                               (2,964)           -           -
  Redemption of preferred stock                                           (17,481)    (124,367)   (157,503)
  Changes in short-term borrowings - net                                  205,412      142,025     (24,981)
  Preferred stock dividends paid                                          (46,809)     (51,270)    (70,536)
  Common stock dividends paid                                            (373,441)    (438,183)   (405,346)
                                                                       ----------   ----------  ----------

           Net cash flow provided by (used in) financing activities    (1,463,548)   1,511,520     101,371
                                                                       ----------   ----------  ----------

Effect of exchange rates on cash and cash equivalents                       1,567      (11,164)         50
                                                                       ----------   ----------  ----------

Net increase (decrease) in cash and cash equivalents                      353,948      441,844    (144,887)

Cash and cash equivalents at beginning of period                          830,547      388,703     533,590
                                                                       ----------   ----------  ----------

Cash and cash equivalents at end of period                             $1,184,495     $830,547    $388,703
                                                                       ==========   ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                 $842,269     $831,307    $691,617
    Income taxes                                                         $273,935     $390,238    $373,247
  Noncash investing and financing activities:
     Capital lease obligation incurred                                          -            -     $16,358
     Change in unrealized appreciation of
       decommissioning trust assets                                       $46,325      $30,951      $7,803
     Acquisition of nuclear fuel                                                -            -     $47,695
  Treasury shares issued to acquire security business                           -      $21,464           -
  Net assets acquired from Cajun settlement                                     -     $319,056           -


See Notes to Financial Statements.

                ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                              ASSETS


                                                                                   December 31,
                                                                              1998          1997
                                                                                   (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                                      $386,764       $85,067
    Temporary cash investments - at cost,
      which approximates market                                                797,731       700,431
    Special deposits                                                                 -        45,049
                                                                           -----------   -----------
           Total cash and cash equivalents                                   1,184,495       830,547
  Notes receivable                                                             959,329         8,157
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
       $10.3 million in 1998 and $32.8 million in 1997)                        270,348       458,085
    Other                                                                      197,362       225,523
    Accrued unbilled revenues                                                  245,350       580,194
  Deferred fuel costs                                                          169,589       150,596
  Accumulated deferred income taxes                                             11,329             -
  Fuel inventory - at average cost                                              90,408       119,331
  Materials and supplies - at average cost                                     374,674       367,870
  Rate deferrals                                                                37,507       237,302
  Prepayments and other                                                        114,886       193,717
                                                                           -----------   -----------
           Total                                                             3,655,277     3,171,322
                                                                           -----------   -----------

Other Property and Investments:
  Decommissioning trust funds                                                  709,018       589,050
  Non-regulated investments                                                    557,347       568,951
  Other                                                                        221,915       225,818
                                                                           -----------   -----------
           Total                                                             1,488,280     1,383,819
                                                                           -----------   -----------

Utility Plant:
  Electric                                                                  22,704,872    25,310,122
  Plant acquisition adjustment - Entergy Gulf States                           422,895       439,160
  Electric plant under leases                                                  675,309       674,483
  Property under capital leases - electric                                     113,736       134,278
  Natural gas                                                                  183,621       169,964
  Steam products                                                                80,537        82,289
  Construction work in progress                                                911,278       565,667
  Nuclear fuel under capital leases                                            282,595       269,011
  Nuclear fuel                                                                  29,690        72,875
                                                                           -----------   -----------
           Total                                                            25,404,533    27,717,849
  Less - accumulated depreciation and amortization                          10,075,951     9,585,021
                                                                           -----------   -----------
           Utility plant - net                                              15,328,582    18,132,828
                                                                           -----------   -----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                             125,095       162,602
    SFAS 109 regulatory asset - net                                          1,141,318     1,174,187
    Unamortized loss on reacquired debt                                        191,786       196,891
    Other regulatory assets                                                    513,333       466,780
  Long-term receivables                                                         34,617        36,984
   Distribution licenses (net of amortization of $56.7 million in 1997)              -     1,813,465
  Other                                                                        369,735       461,822
                                                                           -----------   -----------
           Total                                                             2,375,884     4,312,731
                                                                           -----------   -----------

           TOTAL                                                           $22,848,023   $27,000,700
                                                                           ===========   ===========
See Notes to Financial Statements.


                     ENTERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                December 31,
                                                                             1998         1997
                                                                              (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                          $255,221    $390,674
  Notes payable                                                               296,790     428,964
  Accounts payable                                                            522,072     915,800
  Customer deposits                                                           148,972     178,162
  Taxes accrued                                                               284,847     359,996
  Accumulated deferred income taxes                                                 -      56,524
  Interest accrued                                                            185,688     214,763
  Dividends declared                                                            7,918       8,166
  Obligations under capital leases                                            176,270     167,700
  Other                                                                        72,055      81,303
                                                                          ----------- -----------
           Total                                                            1,949,833   2,802,052
                                                                          ----------- -----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                                         3,581,637   4,567,052
  Accumulated deferred investment tax credits                                 565,744     587,781
  Obligations under capital leases                                            220,209     236,000
  Other                                                                     1,955,965   1,857,514
                                                                          ----------- -----------
           Total                                                            6,323,555   7,248,347
                                                                          ----------- -----------

  Long-term debt                                                            6,596,617   9,068,325
  Subsidiaries' preferred stock with sinking fund                             167,523     185,005
  Subsidiary's preference stock                                               150,000     150,000
  Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely junior subordinated deferrable debentures                          215,000     215,000
  Company-obligated redeemable preferred securities of subsidiary
    partnership holding solely junior subordinated deferrable debentures            -     300,000


Shareholders' Equity:
  Subsidiaries' preferred stock without sinking fund                          338,455     338,455
  Common stock, $.01 par value, authorized 500,000,000
    shares; issued 246,829,076 shares in 1998 and 246,149,198
    shares in 1997                                                              2,468       2,461
  Additional paid-in capital                                                4,630,609   4,613,572
  Retained earnings                                                         2,526,888   2,157,912
  Cumulative foreign currency translation adjustment                          (46,739)    (69,817)
  Less - treasury stock, at cost (208,907 shares in 1998 and
   306,852 shares in 1997)                                                      6,186      10,612
                                                                          ----------- -----------
           Total                                                            7,445,495   7,031,971
                                                                          ----------- -----------

Commitments and Contingencies (Notes 2, 9 and 10)

           TOTAL                                                          $22,848,023 $27,000,700
                                                                          =========== ===========
See Notes to Financial Statements.

                 ENTERGY CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF RETAINED EARNINGS AND PAID-IN CAPITAL

                                                       For the Years Ended December 31,
                                                        1998          1997        1996
                                                                 (In Thousands)
Retained Earnings, January 1                          $2,157,912   $2,341,703   $2,335,579

  Add:
    Earnings applicable to common stock                  739,069      247,683      420,027

  Deduct:
    Dividends declared on common stock                   369,498      432,268      412,250
    Capital stock and other expenses                         595         (794)       1,653
                                                      ----------   ----------   ----------
        Total                                            370,093      431,474      413,903
                                                      ----------   ----------   ----------

Retained Earnings, December 31                        $2,526,888   $2,157,912   $2,341,703
                                                      ==========   ==========   ==========



Paid-in Capital, January 1                            $4,613,572   $4,320,591   $4,201,483

  Add:
    Gain on reacquisition of
      subsidiaries' preferred stock                            -          273        1,795
    Common stock issuances related to stock plans         17,037      292,870      117,560
                                                      ----------   ----------   ----------
       Total                                              17,037      293,143      119,355
                                                      ----------   ----------   ----------

  Deduct:
    Capital stock discounts and other expenses                 -          162          247
                                                      ----------   ----------   ----------

Paid-in Capital, December 31                          $4,630,609   $4,613,572   $4,320,591
                                                      ==========   ==========   ==========


See Notes to Financial Statements.

                 ENTERGY CORPORATION AND SUBSIDIARIES

           SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                                   1998 (1)       1997 (2)     1996 (3)       1995          1994
                                     (In Thousands, Except Percentages and Per Share Amounts)
Operating revenues               $11,494,772  $  9,538,926  $ 7,163,526   $ 6,273,072     $ 5,981,820
Consolidated net income          $   785,629  $    300,899  $   490,563   $   562,534 (5) $   423,559
Earnings per share
     Basic and Diluted           $      3.00  $       1.03  $      1.83   $      2.13 (5) $      1.49
Dividends declared per share     $      1.50  $       1.80  $      1.80   $      1.80     $      1.80
Return on average common equity       10.71%         3.71%        6.41%         8.11%           5.31%
Book value per share, year-end   $     28.82  $      27.23  $     28.51   $     28.41     $     27.93
Total assets                     $22,848,023  $ 27,000,700  $22,956,025   $22,265,930     $22,621,874
Long-term obligations (4)        $ 7,349,349  $ 10,154,330  $ 8,335,150   $ 7,484,248     $ 7,817,366

(1) Includes the effects of the sale of London Electricity and CitiPower in December 1998.

(2)  Includes   the   effects  of  the  London   Electricity
     acquisition in February 1997.

(3) Includes the effects of the CitiPower acquisition in January 1996.

(4) Includes long-term debt (excluding currently maturing debt), preferred and preference stock with sinking fund, preferred securities of subsidiary trusts and partnership, and noncurrent capital lease obligations.

(5)  Represents   income   before   cumulative   effect   of
     accounting changes.

                               1998          1997         1996         1995         1994
Domestic Utility Electric                         (Dollars In Thousands)
  Operating Revenues:
   Residential               $2,299,317   $2,271,363    $2,277,647    $2,177,348    $2,127,820
   Commercial                 1,513,050    1,581,878     1,573,251     1,491,818     1,500,462
   Industrial                 1,829,085    2,018,625     1,987,640     1,810,045     1,834,155
   Governmental                 172,368      171,773       169,287       154,032       159,840
                             -----------------------------------------------------------------
     Total retail             5,813,820    6,043,639     6,007,825     5,633,243     5,622,277
   Sales for resale             440,605      359,881       376,011       334,874       293,702
   Other (1)(2)                (118,103)     135,311        67,104       119,901      (123,569)
                             -----------------------------------------------------------------
     Total                   $6,136,322   $6,538,831    $6,450,940    $6,088,018    $5,792,410
                             =================================================================
Billed Electric Energy
 Sales (GWH):
   Residential                   30,935       28,286        28,303        27,704        26,231
   Commercial                    23,177       21,671        21,234        20,719        20,050
   Industrial                    43,453       44,649        44,340        42,260        41,030
   Governmental                   2,659        2,507         2,449         2,311         2,233
                             -----------------------------------------------------------------
     Total retail               100,224       97,113        96,326        92,994        89,544
   Sales for resale              11,187        9,707        10,583        10,471         7,908
                             -----------------------------------------------------------------
     Total                      111,411      106,820       106,909       103,465        97,452
                             =================================================================


(1) 1994 includes the effects of the FERC Settlement, the 1994 NOPSI Settlement, and an Entergy Gulf States reserve for rate refund.

(2) 1998 includes the effect of a reserve for rate refund at Entergy Gulf States.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy Arkansas, Inc.


In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings, and of cash flows present fairly, in all material respects, the financial position of Entergy Arkansas, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP


New Orleans, Louisiana
February 18, 1999

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Net income decreased in 1998 and 1997 primarily due to decreased electric operating revenues and recovery of Grand Gulf 1 carrying charges. These decreases were partially offset by lower interest charges and operating expenses in 1998 and lower income taxes in 1997.

Revenues and Sales

     The changes in electric operating revenues for the twelve months ended December 31, 1998 and 1997 are as follows:

                                             Increase/(Decrease)
              Description                     1998        1997
                                               (In Millions)

Base revenues                                 ($7.0)      ($8.1)
Rate riders                                  (106.0)       15.4
Fuel cost recovery                            (21.8)       10.3
Sales volume/weather                           55.8         5.9
Other revenue (including unbilled)             11.4       (24.2)
Sales for resale                              (39.4)      (27.0)
                                            -------      ------
Total                                       ($107.0)     ($27.7)
                                            =======      ======

Rate rider revenue

     Rate rider revenues do not affect net income because specific incurred expenses offset them.

     In 1998, rate rider revenues decreased primarily due to the decline in the Grand Gulf 1 cost recovery rate rider revenues. This decline reflects scheduled reductions in the phase-in plan, which was completed in November 1998, and reductions required by the settlement agreement with the APSC.

      In 1997, rate rider revenues increased as a result of increased Grand Gulf 1 rate rider revenues as a result of warmer weather during the second half of the year.

      The settlement agreement with the APSC is discussed in more detail in
Note 2 to the financial statements.

Fuel cost recovery revenues

     Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

      In 1998, fuel cost recovery revenues decreased due to unfavorable pricing resulting from a change to a fixed fuel factor in January 1998, partially offset by an increase in generation.

      In 1997, fuel cost recovery revenues increased primarily due to a change in fuel mix as a result of favorable pricing.

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Sales volume/weather

      In 1998, sales volume increased as a result of significantly warmer weather as compared to 1997.

Other revenue

      In 1998, other revenue, primarily unbilled, increased as a result of significantly warmer weather as compared to 1997.

     In 1997, other revenue, primarily unbilled, decreased due to:

     o the volume difference in the unbilled beginning of year amount; and
     o the $10.6 million impact of a rate reduction implemented in 1997 related to the transition to competition filing with the APSC.

Sales for resale

      In 1998, sales for resale decreased primarily due to a decrease in sales to associated companies as a result of reduced generation due to outages at both ANO1 and ANO2 and restricted generation due to disruption in coal deliveries during the second quarter of 1998. This decrease was partially offset by an increase in sales to non-associated companies as a result of short-term contracts with certain wholesale customers.

     In 1997, sales for resale decreased as a result of a decrease in sales
to   associated   companies,  primarily  due  to  changes   in   generation
requirements and availability among the domestic utility companies.

Expenses

Fuel and purchased power expenses

      In 1998, fuel expenses decreased primarily due to the impact of the under-recovered deferred fuel cost in excess of the fixed fuel factor implemented in January 1998, billed to retail customers.

      In 1997, fuel and purchased power expenses decreased primarily as a result of significantly lower prices.

Other regulatory charges

      In 1998, other regulatory charges increased as a result of additional accruals made in 1998 for the transition cost account, partially offset by a small over-recovery of Grand Gulf 1 related costs and the reversal of the 1997 write-off of previously deferred radioactive waste facility costs.

     In 1997, other regulatory charges increased as a result of:

     o the recognition of additional regulatory liabilities related to the APSC settlement agreement; and
     o the write-off of previously deferred radioactive waste facility costs.

     The settlement agreement with the APSC and the transition cost account are discussed more thoroughly in Note 2 to the financial statements.

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Amortization of rate deferrals

     In 1998, the amortization of Grand Gulf 1 rate deferrals decreased due a decrease in the amortization prescribed in the Grand Gulf 1 rate phase-in plan, which was completed in November 1998.

     In 1997, the amortization of Grand Gulf 1 rate deferrals increased due to an increase in the amortization prescribed in the Grand Gulf 1 rate phase-in plan.

Other

Other income

      Other income decreased in 1998 and 1997 due to reduced Grand Gulf 1 carrying charges as a result of a decline in the deferral balance, which does not impact net income.

Interest charges

      Interest charges decreased in 1998 and 1997 due to the retirement of certain long-term debt.

Income taxes

      The effective income tax rates for 1998, 1997, and 1996 were 39%, 31.6% and 34.9%, respectively.

      The effective income tax rate increased in 1998 primarily due to the reversal of previously recorded AFUDC amounts included in depreciation.

      The effective income tax rate decreased in 1997 primarily due to the impact of recording the tax benefit of Entergy Corporation's expenses as prescribed by the tax allocation agreement.

                        ENTERGY ARKANSAS, INC.
                         STATEMENTS OF INCOME

                                                            For the Years Ended December 31,
                                                            1998         1997           1996
                                                                     (In Thousands)

Operating Revenues                                        $1,608,698   $1,715,714    $1,743,433
                                                          ----------   ----------    ----------

Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                          204,318      254,703       257,008
     Purchased power                                         419,947      419,128       432,825
     Nuclear refueling outage expenses                        32,046       27,969        29,365
     Other operation and maintenance                         358,006      360,860       358,789
  Depreciation, amortization, and decommissioning            181,436      166,652       167,878
  Taxes other than income taxes                               37,223       36,700        37,688
  Other regulatory charges                                    45,658       29,686        18,096
  Amortization of rate deferrals                              75,249      153,141       131,634
                                                          ----------   ----------    ----------
        Total                                              1,353,883    1,448,839     1,433,283
                                                          ----------   ----------    ----------

Operating Income                                             254,815      266,875       310,150
                                                          ----------   ----------    ----------

Other Income:
  Allowance for equity funds used
   during construction                                         5,921        3,563         3,886
  Miscellaneous - net                                         14,069       18,663        32,591
                                                          ----------   ----------    ----------
        Total                                                 19,990       22,226        36,477
                                                          ----------   ----------    ----------

Interest Charges:
  Interest on long-term debt                                  86,772       95,122        98,531
  Other interest - net                                         4,813        3,943         6,257
  Distributions on preferred securities of subsidiary          5,100        5,100         1,927
  Allowance for borrowed funds used
   during construction                                        (4,205)      (2,261)       (2,330)
                                                          ----------   ----------    ----------
        Total                                                 92,480      101,904       104,385
                                                          ----------   ----------    ----------

Income Before Income Taxes                                   182,325      187,197       242,242

Income Taxes                                                  71,374       59,220        84,444
                                                          ----------   ----------    ----------

Net Income                                                   110,951      127,977       157,798

Preferred Dividend Requirements and Other                     10,201       10,988        16,110
                                                          ----------   ----------    ----------

Earnings Applicable to Common Stock                         $100,750     $116,989      $141,688
                                                          ==========   ==========    ==========
See Notes to Financial Statements.

                        ENTERGY ARKANSAS, INC.
                       STATEMENTS OF CASH FLOWS

                                                            For the Years Ended December 31,
                                                             1998         1997         1996
                                                                      (In Thousands)
Operating Activities:
  Net income                                                $110,951     $127,977     $157,798
  Noncash items included in net income:
    Amortization of rate deferrals                            75,249      153,141      131,634
    Other regulatory charges                                  45,658       29,686       18,096
    Depreciation, amortization, and decommissioning          181,436      166,652      167,878
    Deferred income taxes and investment tax credits         (12,293)     (77,814)     (46,026)
    Allowance for equity funds used during construction       (5,921)      (3,563)      (3,886)
  Changes in working capital:
    Receivables                                               35,398        9,099       (4,292)
    Fuel inventory                                             8,317       29,150          137
    Accounts payable                                          (7,911)     (25,451)      (1,112)
    Taxes accrued                                             (8,742)      23,133       14,035
    Interest accrued                                          (3,541)       1,201       (2,615)
    Deferred fuel costs                                      (57,435)      (9,289)     (10,882)
    Other working capital accounts                            (7,050)        (931)       3,353
  Decommissioning trust contributions and realized
   change in trust assets                                    (25,929)     (24,956)     (30,474)
  Provision for estimated losses and reserves                  2,032        9,594        4,125
  Other                                                       26,897       26,111      (21,191)
                                                            --------     --------     --------
    Net cash flow provided by operating activities           357,116      433,740      376,578
                                                            --------     --------     --------

Investing Activities:
  Construction expenditures                                 (190,459)    (140,913)    (145,529)
    Allowance for equity funds used during construction        5,921        3,563        3,886
  Nuclear fuel purchases                                     (45,845)     (59,104)     (26,084)
  Proceeds from sale/leaseback of nuclear fuel                42,055       59,065       25,451
                                                            --------     --------     --------
    Net cash flow used in investing activities              (188,328)    (137,389)    (142,276)
                                                            --------     --------     --------

Financing Activities:
  Proceeds from issuance of:
     First mortgage bonds                                          -       84,064       84,256
     Other long-term debt                                          -       45,500            -
     Preferred securities of subsidiary trust                      -            -       58,168
  Retirement of:
     First mortgage bonds                                   (105,774)    (117,587)    (112,807)
     Other long-term debt                                    (45,650)           -       (1,700)
  Redemption of preferred stock                               (9,000)      (9,000)     (69,624)
  Dividends paid:
    Common stock                                             (92,600)    (128,600)    (142,800)
    Preferred stock                                          (10,407)     (11,194)     (17,736)
                                                            --------     --------     --------
    Net cash flow used in financing activities              (263,431)    (136,817)    (202,243)
                                                            --------     --------     --------

Net increase (decrease) in cash and cash equivalents         (94,643)     159,534       32,059

Cash and cash equivalents at beginning of period             203,391       43,857       11,798
                                                            --------     --------     --------
Cash and cash equivalents at end of period                  $108,748     $203,391      $43,857
                                                            ========     ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                     $95,050     $ 98,013     $104,651
    Income taxes                                             $91,407     $111,394     $110,211
  Noncash investing and financing activities:
    Capital lease obligations incurred                             -            -      $16,358
    Acquisition of nuclear fuel                                    -            -      $27,500
    Change in unrealized appreciation of
     decommissioning trust assets                            $26,782      $22,343       $5,968

See Notes to Financial Statements.


                        ENTERGY ARKANSAS, INC.
                           BALANCE SHEETS
                               ASSETS

                                                                      December 31,
                                                                1998             1997
                                                                    (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                        $9,814          $6,076
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                    15,643          41,389
        Other                                                   83,291         110,877
    Special deposits                                                 -          45,049
                                                            ----------      ----------
           Total cash and cash equivalents                     108,748         203,391
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of  $1.8 million in 1998 and 1997)                         70,481          71,910
    Associated companies                                        34,502          46,166
    Other                                                        4,510          10,282
    Accrued unbilled revenues                                   73,083          89,616
  Fuel inventory - at average cost                              19,852          28,169
  Materials and supplies - at average cost                      89,033          79,692
  Deferred fuel cost                                            41,191               -
  Rate deferrals                                                     -          75,249
  Deferred nuclear refueling outage costs                       17,787          24,335
  Prepayments and other                                          5,557           8,647
                                                            ----------      ----------
           Total                                               464,744         637,457
                                                            ----------      ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity                11,213          11,213
  Decommissioning trust fund                                   303,286         250,573
  Other - at cost (less accumulated depreciation)                5,070           4,939
                                                            ----------      ----------
           Total                                               319,569         266,725
                                                            ----------      ----------

Utility Plant:
  Electric                                                   4,731,699       4,650,065
  Property under capital leases                                 49,415          53,843
  Construction work in progress                                201,853         123,087
  Nuclear fuel under capital lease                              95,589          92,621
                                                            ----------      ----------
           Total                                             5,078,556       4,919,616
  Less - accumulated depreciation and amortization           2,275,170       2,116,826
                                                            ----------      ----------
           Utility plant - net                               2,803,386       2,802,790
                                                            ----------      ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                            248,275         252,712
    Unamortized loss on reacquired debt                         51,747          53,780
    Other regulatory assets                                     96,927          79,461
  Other                                                         22,003          13,952
                                                            ----------      ----------
           Total                                               418,952         399,905
                                                            ----------      ----------

           TOTAL                                            $4,006,651      $4,106,877
                                                            ==========      ==========
See Notes to Financial Statements.


                          ENTERGY ARKANSAS, INC.
                              BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      December 31,
                                                                  1998             1997
                                                                      (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                                $1,094         $60,650
  Notes payable                                                       667             667
  Accounts payable:
    Associated companies                                           47,963          59,438
    Other                                                          79,969          76,405
  Customer deposits                                                25,196          23,437
  Taxes accrued                                                    68,585          77,327
  Accumulated deferred income taxes                                23,137          32,239
  Interest accrued                                                 25,285          28,826
  Co-owner advances                                                 4,073           7,666
  Deferred fuel cost                                                    -          16,244
  Obligations under capital leases                                 64,068          62,623
  Other                                                            16,183          21,696
                                                               ----------      ----------
           Total                                                  356,220         467,218
                                                               ----------      ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                               757,596         759,489
  Accumulated deferred investment tax credits                      98,768         103,899
  Obligations under capital leases                                 80,936          83,841
  Other                                                           264,010         169,884
                                                               ----------      ----------
           Total                                                1,201,310       1,117,113
                                                               ----------      ----------

Long-term debt                                                  1,172,285       1,244,860
Preferred stock with sinking fund                                  22,027          31,027
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                 60,000          60,000

Shareholders' Equity:
  Preferred stock without sinking fund                            116,350         116,350
  Common stock, $0.01 par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares                                                 470             470
  Additional Paid-in capital                                      590,134         590,134
  Retained earnings                                               487,855         479,705
                                                               ----------      ----------
           Total                                                1,194,809       1,186,659
                                                               ----------      ----------

Commitments and Contingencies (Notes 2, 9 and 10)

           TOTAL                                               $4,006,651      $4,106,877
                                                               ==========      ==========
See Notes to Financial Statements.

                            ENTERGY ARKANSAS, INC.
                        STATEMENTS OF RETAINED EARNINGS

                                             For the Years Ended December 31,
                                               1998      1997        1996
                                                    (In Thousands)

Retained Earnings, January 1                 $479,705  $491,316   $492,386

  Add:
    Net income                                110,951   127,977    157,798
    Increase in investment in subsidiary            -         -         42
                                             --------  --------   --------
        Total                                 110,951   127,977    157,840
                                             --------  --------   --------

  Deduct:
    Dividends declared:
      Preferred stock                          10,201    10,988     16,110
      Common stock                             92,600   128,600    142,800
                                             --------  --------   --------
        Total                                 102,801   139,588    158,910
                                             --------  --------   --------

Retained Earnings, December 31 (Note 8)      $487,855  $479,705   $491,316
                                             ========  ========   ========

See Notes to Financial Statements.

                   ENTERGY ARKANSAS, INC.

       SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                               1998         1997        1996       1995            1994
                                         (In Thousands)
Operating revenues          $1,608,698   $1,715,714  $1,743,433  $1,648,233     $1,590,742
Net income                  $  110,951   $  127,977  $  157,798  $  136,665(2)  $  142,263
Total assets                $4,006,651   $4,106,877  $4,153,817  $4,204,415     $4,292,215
Long-term obligations (1)   $1,335,248   $1,419,728  $1,439,355  $1,423,804     $1,446,940


(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, preferred securities of subsidiary trust, and noncurrent capital lease obligations.

(2)  Represents   income   before   cumulative   effect   of
     accounting changes.

                                   1998         1997          1996        1995          1994
                                                   (Dollars In Thousands)
Electric Operating Revenues:
   Residential                   $562,325     $551,821      $546,100     $542,862     $506,160
   Commercial                     288,816      332,715       323,328      318,475      307,296
   Industrial                     330,016      372,083       364,943      362,854      338,988
   Governmental                    14,640       18,200        16,989       17,084       16,698
                               ---------------------------------------------------------------
     Total retail               1,195,797    1,274,819     1,251,360    1,241,275    1,169,142
   Sales for resale:
     Associated companies         149,603      213,845       248,211      178,885      212,314
     Non-associated companies     240,090      215,249       207,887      195,844      182,920
   Other                           23,208       11,801        35,975       32,229       26,366
                               ---------------------------------------------------------------
     Total                     $1,608,698   $1,715,714    $1,743,433   $1,648,233   $1,590,742
                               ===============================================================
Billed Electric Energy
 Sales (GWH):
   Residential                      6,613        5,988         6,023        5,868        5,522
   Commercial                       4,773        4,445         4,390        4,267        4,147
   Industrial                       6,837        6,647         6,487        6,314        5,941
   Governmental                       233          239           234          243          231
                               ---------------------------------------------------------------
     Total retail                  18,456       17,319        17,134       16,692       15,841
   Sales for resale:
     Associated companies           6,500        9,557        10,471        8,386       10,591
     Non-associated companies       5,948        6,828         6,720        5,066        4,906
                               ---------------------------------------------------------------
     Total                         30,904       33,704        34,325       30,144       31,338
                               ===============================================================


                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy Gulf States, Inc.


In our opinion, the accompanying balance sheets and the related statements of income (loss), of retained earnings, and of cash flows present fairly, in all material respects, the financial position of Entergy Gulf States, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP


New Orleans, Louisiana
February 18, 1999

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Net income in 1998 as compared to 1997 would have increased by approximately 19%, excluding the special items listed below, due to decreased operating expenses, partially offset by increased income taxes. Net income in 1997 as compared to 1996 would have increased approximately 5%, excluding the items listed below, due to an increase in electric operating revenues.

                                         1998        1997        1996
                                                (In Millions)

Net income (loss)                      $    46.4     $  60.0    $  (3.9)

Rate reserves (a)                         (129.0)     (227.0)         -
Cajun Settlement (b)                           -       146.6          -
Radioactive waste facility write-offs          -       (7.4)          -
River Bend rate deferrals write-off            -           -     (174.0)
River Bend litigation accrual reversal         -           -       30.0
                                       ---------   ---------   --------
                                       $   175.4   $   147.8   $  140.1
                                       =========   =========   ========

(a) The effects of the rate reserves in 1997 are reflected in the financial statement categories of electric revenues (See other revenues herein), other income and income taxes.

(b) The effects of the Cajun Settlement in 1997 are reflected in the financial statement categories of electric revenues (See other revenues herein), other operation and maintenance expenses, other income and income taxes.

Note: The  items  included  in  the  table  above  are  identified   by
      management based on judgment. Factors which management considers in identifying special items include significance, infrequency, unusual nature, and effect on cash flow.

Revenues and Sales

Electric operating revenues

     The changes in electric operating revenues for the twelve months ended December 31, 1998 and 1997 are as follows:

                                           Increase/(Decrease)
             Description                    1998        1997
                                             (In Millions)

Base revenues                             ($228.3)    ($103.8)
Fuel cost recovery                            1.6        66.8
Sales volume/weather                         61.2        46.2
Other revenue (including unbilled)         (171.5)      150.0
Sales for resale                             53.1       (23.7)
                                          -------      ------
Total                                     ($283.9)     $135.5
                                          =======      ======

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Base revenues

      In 1998, base revenues decreased due to base rate reductions and reserves for refunds to Louisiana and Texas retail customers totaling $216.5 million ($129.0 million net of tax).

     In 1997, base revenues decreased primarily due to the following:

     o the reserve for regulatory adjustments;
     o the provision for rate reductions implemented for Louisiana retail customers in November 1996 and February 1997;
     o aggressive pricing strategies for targeted customer segments; and
     o a change in the sales mix from residential customers to industrial customers.

      The LPSC and PUCT rate issues and the River Bend plant-related costs are discussed in Note 2 to the financial statements.

Fuel cost recovery revenues

     Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

     In 1997, fuel cost recovery revenues increased due to a PUCT order that approved recovery of under-recovered fuel expenses.

Sales volume

      In 1998, sales volume increased due to significantly warmer weather and an increase in customer base.

      In 1997, sales volume increased primarily due to an increase in sales to industrial customers, particularly certain cogeneration customers who purchased electricity from Entergy Gulf States for less than their production cost.

Other revenue

      In 1998, other revenue decreased primarily due to the revenue recognized on the gain on the Cajun Settlement in December 1997 for the transfer of Cajun's 30% of River Bend, the effect of which was partially offset by regulatory reserves recorded in 1997. Other revenue also decreased due to unfavorable pricing of unbilled revenues due to rate reductions.

      In 1997, other revenue increased due to the revenue recognized on the gain resulting from the Cajun Settlement for transfer of Cajun's 30% of River Bend, which totaled $154.5 million ($92.0 million net of tax). The effect of the Cajun Settlement was partially offset by regulatory reserves recorded at Entergy Gulf States in 1997 of $70 million ($41.6 million net of tax).

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Sales for resale

      In 1998, sales for resale increased primarily due to additional revenues related to the sale of energy from the 30% interest in River Bend transferred by the Cajun bankruptcy trustee to Entergy Gulf States in December 1997. Sales for resale also increased due to increased sales to non-associated utilities as a result of increased demand.

      In 1997, sales for resale decreased due to decreased sales to both associated and non-associated companies.

Gas and steam operating revenues

     Gas operating revenues decreased in 1998 due to a lower unit price for gas purchased for resale.

      Gas operating revenues increased in 1997 due to an increase in the fuel factor granted by the LPSC. This increase permits recovery of previously deferred gas costs. A decrease in steam operating revenues due to a change in a customer contract in 1997 and an increase in customer requirements in 1996 offset the increase in gas operating revenues.

Expenses

Fuel and purchased power

     In 1998, fuel and purchased power expenses decreased primarily due to favorable gas and nuclear fuel prices and a shift in the generation mix as a result of these prices. Continued under-recovery of deferred expenses also contributed to the decrease in fuel expenses.

     In 1997, fuel and purchased power expenses increased due to increased gas usage and increased energy requirements resulting from higher sales volume.

Other operation and maintenance expenses

     In 1998, other operation and maintenance expenses increased as a result of the Cajun Settlement in December 1997, pursuant to which the 30% interest in River Bend owned by Cajun was transferred by the Cajun bankruptcy trustee to Entergy Gulf States. Entergy Gulf States now includes 100% of River Bend's operation and maintenance expenses in its operating expenses, as compared to 70% of such expenses for the year ended December 31, 1997.

     In 1997, other operation and maintenance expenses decreased due to the Cajun Settlement, which resulted in a reduction of operation and maintenance expenses of $72.2 million ($43 million net of tax). This decrease was partially offset by the $12.4 million ($7.4 million net of tax) write-off of radioactive waste facility costs in December 1997.

Amortization of rate deferrals

     In 1998, the amortization of rate deferrals decreased due to the completion in February of the Louisiana retail phase-in plan for River Bend.

     In 1997, the amortization of rate deferrals increased based on the LPSC-approved River Bend phase-in plan. The River Bend phase-in plan is discussed in Note 2 to the financial statements.

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Other

Other income

     In 1998, other income increased due to the 1997 reserve and settlement discussed below.

      In 1997, other income decreased due to the reserve for regulatory adjustments of $311 million ($185.4 million net of tax) and the 1996 $50 million ($30 million net of tax) reversal of reserves provided for the Cajun litigation. These decreases were partially offset by interest income of $19.6 million ($11.6 million net of tax) related to the Cajun Settlement recorded in December 1997 and the 1996 $194 million ($174 million net of tax) write-off of River Bend rate deferrals.

Interest charges

      Interest charges remained relatively unchanged in 1998. Total interest expense decreased as a result of the retirement, redemption, or refinancing of certain long-term debt in 1997 and 1998. This decrease was offset by an increase in other interest due to the interest component of the provisions recorded for anticipated rate refunds in Louisiana.

      Interest expense decreased in 1997 due to the retirement of long-term debt.

Income taxes

      The effective income tax rates for 1998, 1997, and 1996 were 40.6%, 27.2%, and 104.0%, respectively.

      The increase in the effective income tax rate in 1998 was due to a decrease in the flow-through of tax benefits related to operating reserves and the increased reversal of previously recorded AFUDC amounts included in depreciation.

      The decrease in the effective income tax rate in 1997 was due to a decrease in regulatory operating reserves, which received flow through treatment in 1997, and the River Bend SFAS 121 write-down in 1996.

                         ENTERGY GULF STATES, INC.
                        STATEMENTS OF INCOME (LOSS)

                                                                 For the Years Ended December 31,
                                                                1998          1997           1996
                                                                          (In Thousands)
Operating Revenues:
  Electric                                                   $1,777,584     $2,061,511    $1,925,988
  Natural gas                                                    33,058         42,654        34,050
  Steam products                                                 43,167         43,664        59,143
                                                             ----------     ----------    ----------
        Total                                                 1,853,809      2,147,829     2,019,181
                                                             ----------     ----------    ----------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses, and
     gas purchased for resale                                   538,388        560,104       520,065
    Purchased power                                             317,684        327,037       295,960
    Nuclear refueling outage expenses                            14,362         10,829         8,660
    Other operation and maintenance                             411,303        316,253       402,719
  Depreciation, amortization, and decommissioning               199,372        214,644       206,070
  Taxes other than income taxes                                 120,782        109,572       102,170
  Other regulatory credits                                       (5,485)       (26,611)      (25,317)
  Amortization of rate deferrals                                 21,749        105,455        96,956
                                                             ----------     ----------    ----------
        Total                                                 1,618,155      1,617,283     1,607,283
                                                             ----------     ----------    ----------

Operating Income                                                235,654        530,546       411,898
                                                             ----------     ----------    ----------

Other Income (Deductions):
  Allowance for equity funds used
    during construction                                           2,143          2,211         2,618
  Write-off of River Bend rate deferrals                              -              -      (194,498)
  Miscellaneous - net                                            16,719       (272,135)       69,841
                                                             ----------     ----------    ----------
        Total                                                    18,862       (269,924)     (122,039)
                                                             ----------     ----------    ----------

Interest Charges:
  Interest on long-term debt                                    149,767        163,146       181,071
  Other interest - net                                           21,016         10,026        12,819
  Distributions on preferred securities of subsidiary             7,437          6,901             -
  Allowance for borrowed funds used
    during construction                                          (1,870)        (1,829)       (2,235)
                                                             ----------     ----------    ----------
        Total                                                   176,350        178,244       191,655
                                                             ----------     ----------    ----------

Income Before Income Taxes                                       78,166         82,378        98,204

Income Taxes                                                     31,773         22,402       102,091
                                                             ----------     ----------    ----------

Net Income (Loss)                                                46,393         59,976        (3,887)

Preferred and Preference Dividend Requirements and Other         19,011         23,865        28,505
                                                             ----------     ----------    ----------

Earnings (Loss) Applicable to Common Stock                      $27,382        $36,111      ($32,392)
                                                             ==========     ==========    ==========
See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                        STATEMENTS OF CASH FLOWS

                                                                For the Years Ended December 31,
                                                                1998         1997         1996
                                                                        (In Thousands)
Operating Activities:
  Net income (loss)                                             $46,393      $59,976      ($3,887)
  Noncash items included in net income (loss):
    Write-off of River Bend rate deferrals                            -            -      194,498
    Gain on Cajun Settlement                                          -     (246,022)           -
    Reserve for regulatory adjustments                          130,603      381,285            -
    Amortization of rate deferrals                               21,749      105,455       96,956
    Other regulatory credits                                     (5,485)     (26,611)     (25,317)
    Depreciation, amortization, and decommissioning             199,372      214,644      206,070
    Deferred income taxes and investment tax credits            (29,174)     (52,486)     101,380
    Allowance for equity funds used during construction          (2,143)      (2,211)      (2,618)
  Changes in working capital:
    Receivables                                                  43,834      (19,679)       3,691
    Fuel inventory                                                7,426        7,382      (12,868)
    Accounts payable                                             (6,135)      16,999      (26,706)
    Taxes accrued                                                 7,462       12,171       (1,266)
    Interest accrued                                             (2,523)      (4,497)      (7,186)
    Deferred fuel                                                12,861      (46,254)     (68,349)
    Other working capital accounts                               10,963      (11,765)     (70,775)
  Decommissioning trust contributions and realized
    change in trust assets                                      (11,899)      (9,540)      (7,436)
  Provision for estimated losses and reserves                    (8,390)      (5,852)      (1,885)
  Proceeds from settlement of Cajun litigation                        -      102,299            -
  Other                                                            (358)      (8,970)     (51,947)
                                                               --------     --------     --------
    Net cash flow provided by operating activities              414,556      466,324      322,355
                                                               --------     --------     --------

Investing Activities:
  Construction expenditures                                    (136,960)    (132,566)    (154,993)
  Allowance for equity funds used during construction             2,143        2,211        2,618
  Nuclear fuel purchases                                         (1,977)     (25,522)     (25,124)
  Proceeds from sale/leaseback of nuclear fuel                   15,932       25,522       26,523
                                                               --------     --------     --------
    Net cash flow used in investing activities                 (120,862)    (130,355)    (150,976)
                                                               --------     --------     --------

Financing Activities:
  Proceeds from the issuance of:
    Long-term debt                                               21,600            -          780
    Preferred securities of subsidiary trust                          -       82,323            -
  Retirement of:
    First mortgage bonds                                       (140,000)    (132,240)    (195,417)
    Other long-term debt                                        (72,090)     (50,865)     (50,425)
  Redemption of preferred and preference stock                   (8,481)     (93,367)     (10,179)
  Dividends paid:
    Common stock                                               (109,400)     (77,200)           -
    Preferred and preference stock                              (19,055)     (21,862)     (28,336)
                                                               --------     --------     --------
    Net cash flow used in financing activities                 (327,426)    (293,211)    (283,577)
                                                               --------     --------     --------

Net increase (decrease) in cash and cash equivalents            (33,732)      42,758     (112,198)

Cash and cash equivalents at beginning of period                165,164      122,406      234,604
                                                               --------     --------     --------
Cash and cash equivalents at end of period                     $131,432     $165,164     $122,406
                                                               ========     ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                       $173,599     $176,372     $192,196
    Income taxes                                                $46,620      $50,477         $285
  Noncash investing and financing activities:
    Change in unrealized appreciation of
      decommissioning trust assets                              $10,410       $3,939       $1,604
  Net assets acquired from Cajun settlement                           -     $319,056            -

See Notes to Financial Statements.


                         ENTERGY GULF STATES, INC.
                             BALANCE SHEETS
                                 ASSETS

                                                                     December 31,
                                                                1998           1997
                                                                    (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                         $11,629        $10,549
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                      15,696         37,389
        Other                                                    104,107        117,226
                                                              ----------     ----------
           Total cash and cash equivalents                       131,432        165,164
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.7 million in 1998 and $1.8 million in 1997)            77,226         99,762
    Associated companies                                           7,554          9,024
    Other                                                         28,265         32,837
    Accrued unbilled revenues                                     59,569         74,825
  Deferred fuel costs                                            132,896        145,757
  Accumulated deferred income taxes                               26,940         22,093
  Fuel inventory - at average cost                                30,201         37,627
  Materials and supplies - at average cost                       108,346        104,690
  Rate deferrals                                                   9,077         21,749
  Prepayments and other                                           20,495         21,680
                                                              ----------     ----------
           Total                                                 632,001        735,208
                                                              ----------     ----------

Other Property and Investments:
  Decommissioning trust fund                                     209,771        187,462
  Other - at cost (less accumulated depreciation)                177,698        176,953
                                                              ----------     ----------
           Total                                                 387,469        364,415
                                                              ----------     ----------

Utility Plant:
  Electric                                                     7,250,789      7,168,668
  Natural Gas                                                     51,053         47,656
  Steam products                                                  80,538         82,289
  Property under capital leases                                   54,427         67,946
  Construction work in progress                                  105,085         90,333
  Nuclear fuel under capital lease                                46,572         54,390
  Nuclear fuel                                                         -         23,051
                                                              ----------     ----------
           Total                                               7,588,464      7,534,333
  Less - accumulated depreciation and amortization             3,141,483      2,996,147
                                                              ----------     ----------
           Utility plant - net                                 4,446,981      4,538,186
                                                              ----------     ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                89,333         98,410
    SFAS 109 regulatory asset - net                              376,406        376,275
    Unamortized loss on reacquired debt                           42,879         48,417
    Other regulatory assets                                       85,730         86,819
    Long-term receivables                                         34,617         36,984
  Other                                                          221,085        203,923
                                                              ----------     ----------
           Total                                                 850,050        850,828
                                                              ----------     ----------

           TOTAL                                              $6,316,501     $6,488,637
                                                              ==========     ==========
See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                             BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                December 31,
                                                           1998           1997
                                                               (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                         $71,515       $190,890
  Accounts payable:
    Associated companies                                     60,932         48,726
    Other                                                    91,103        109,444
  Customer deposits                                          31,462         30,311
  Taxes accrued                                              55,780         48,318
  Interest accrued                                           42,631         45,154
  Nuclear refueling reserve                                  16,991          3,386
  Obligations under capital leases                           34,343         30,280
  Other                                                      16,324         17,646
                                                         ----------     ----------
           Total                                            421,081        524,155
                                                         ----------     ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                       1,113,831      1,124,644
  Accumulated deferred investment tax credits               209,477        215,438
  Obligations under capital leases                           66,656         92,055
  Deferred River Bend finance charges                        13,127          9,330
  Regulatory reserves                                       511,888        381,285
  Other                                                     533,007        532,794
                                                         ----------     ----------
           Total                                          2,447,986      2,355,546
                                                         ----------     ----------

Long-term debt                                            1,631,658      1,702,719
Preferred stock with sinking fund                            60,497         68,978
Preference stock                                            150,000        150,000
Company - obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely junior subordinated deferrable debentures         85,000         85,000


Shareholders' Equity:
  Preferred stock without sinking fund                       51,444         51,444
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares                                              114,055        114,055
  Additional paid-in capital                              1,152,575      1,152,575
  Retained earnings                                         202,205        284,165
                                                         ----------     ----------
           Total                                          1,520,279      1,602,239
                                                         ----------     ----------

Commitments and Contingencies (Notes 2, 9 and 10)

           TOTAL                                         $6,316,501     $6,488,637
                                                         ==========     ==========
See Notes to Financial Statements.


                        ENTERGY GULF STATES, INC.
                     STATEMENTS OF RETAINED EARNINGS

                                             For the Years Ended December 31,
                                               1998       1997        1996
                                                     (In Thousands)

Retained Earnings, January 1                 $284,165   $325,312    $357,704

  Add:
    Net income (loss)                          46,393     59,976      (3,887)

  Deduct:
    Dividends declared:
     Preferred and preference stock            19,011     21,862      28,336
     Common stock                             109,400     77,200           -
    Preferred and preference stock
      redemption and other                        (58)     2,061         169
                                             --------   --------    --------
        Total                                 128,353    101,123      28,505
                                             --------   --------    --------

Retained Earnings, December 31 (Note 8)      $202,205   $284,165    $325,312
                                             ========   ========    ========

See Notes to Financial Statements.

            ENTERGY GULF STATES, INC. AND SUBSIDIARIES

           SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                               1998        1997        1996         1995       1994
                                                   (In Thousands)
Operating revenues          $1,853,809  $2,147,829  $2,019,181   $1,861,974  $1,797,365
Net income (loss)           $   46,393  $   59,976  $   (3,887)  $  122,919  $  (82,755)
Total assets                $6,316,501  $6,488,637  $6,421,179   $6,861,058  $6,843,461
Long-term obligations (1)   $1,993,811  $2,098,752  $2,226,329   $2,521,203  $2,689,042

(1) Includes long-term debt (excluding currently maturing debt), preferred and preference stock with sinking fund, preferred securities of subsidiary trust, and noncurrent capital lease obligations.

                                   1998          1997         1996         1995         1994
                                                     (Dollars In Thousands)
Electric Operating Revenues:
   Residential                     $605,759     $624,862     $612,398      $573,566      $569,997
   Commercial                       422,944      452,724      444,133       412,601       414,929
   Industrial                       704,393      740,418      685,178       604,688       626,047
   Governmental                      35,930       33,774       31,023        25,042        25,242
                                 ----------------------------------------------------------------
     Total retail                 1,769,026    1,851,778    1,772,732     1,615,897     1,636,215
   Sales for resale:
     Associated companies            14,172       14,260       20,783        62,431        45,263
     Non-associated companies       112,182       59,015       76,173        67,103        52,967
   Other (1)                       (117,796)     136,458       56,300        43,533       (15,244)
                                 ----------------------------------------------------------------
     Total                       $1,777,584   $2,061,511   $1,925,988    $1,788,964    $1,719,201
                                 ================================================================
Billed Electric Energy
 Sales (GWH):
   Residential                        8,903        8,178        8,035         7,699         7,351
   Commercial                         6,975        6,575        6,417         6,219         6,089
   Industrial                        18,158       18,038       16,661        15,393        15,026
   Governmental                         560          481          438           311           297
                                 ----------------------------------------------------------------
     Total retail                    34,596       33,272       31,551        29,622        28,763
   Sales for resale:
     Associated companies             1,091          414          656         2,935         1,866
     Non-associated companies         2,990        1,503        2,148         2,212         1,650
                                 ----------------------------------------------------------------
     Total Electric Department       38,677       35,189       34,355        34,769        32,279
                                 ================================================================


(1)  1998 and 1994 include the effects of an Entergy Gulf
     States reserve for rate refund.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy Louisiana, Inc.


In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings, and of cash flows present fairly, in all material respects, the financial position of Entergy Louisiana, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP


New Orleans, Louisiana
February 18, 1999

                          ENTERGY LOUISIANA, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

      Net income increased in 1998 primarily due to a decrease in operating expenses, partially offset by a decrease in electric operating revenues and higher income taxes.

      Net income decreased in 1997 primarily due to a decrease in electric operating revenues and an increase in other operation and maintenance expenses, partially offset by lower income taxes.

Revenues and Sales

     The changes in electric operating revenues for the twelve months ended December 31, 1998 and 1997 are as follows:

                                          Increase/(Decrease)
            Description                   1998         1997
                                             (In Millions)

Base revenues                              ($35.0)      ($26.9)
Fuel cost recovery                          (95.4)        29.7
Sales volume/weather                         30.8        (23.8)
Other revenue (including unbilled)           (3.2)           -
Sales for resale                             10.4         (4.6)
                                           ------       ------
Total                                      ($92.4)      ($25.6)
                                           ======       ======

Base revenues

     Base revenues decreased in 1998 and 1997 due to base rate reductions that became effective in the latter parts of 1996 and 1997 and early 1998.

Fuel cost recovery revenues

     Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

     In 1998, fuel cost recovery revenues decreased due to lower pricing resulting in a change in generation mix.

     In 1997, fuel cost recovery revenues increased due to shifting generation requirements as a result of the extended Waterford 3 refueling outage.

Sales volume/weather

     Sales volume increased in 1998 primarily due to significantly warmer weather. The increase in sales volume was partially offset by the loss of a large industrial customer as well as substantially lower sales to two other large industrial customers.

                         ENTERGY LOUISIANA, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


     Sales volume decreased in 1997 because of milder weather during the first half of 1997 and the loss of a large industrial customer, as well as substantially lower sales to another large industrial customer in 1997 due to customer cogeneration.

Sales for resale

     Sales for resale increased in 1998 as a result of an increase in sales
to   associated   companies,  primarily  due  to  changes   in   generation
requirements and availability among the domestic utility companies.

Expenses

Fuel and purchased power expenses

     In 1998, fuel and purchased power expenses decreased due to:

     o lower gas prices;
     o a shift in mix to nuclear fuel; and
     o shifting generation requirements in 1997 as a result of the extended refueling outage at the Waterford 3 nuclear plant.

      In 1997, fuel and purchased power expenses increased primarily due to shifting generation requirements resulting from the extended refueling outage at the Waterford 3 nuclear plant, partially offset by lower fuel prices.

Other operation and maintenance expenses

      Other operation and maintenance expenses decreased in 1998 and increased in 1997, primarily due to the following:

     o non-refueling outage related contract work at Waterford 3 during 1997;
     o maintenance performed at Waterford 3 in 1997;
     o the write-off of previously deferred radioactive waste facility costs in 1997; and
     o expenses related to fire damage sustained at the Little Gypsy fossil plant in September 1997.

Other

Income taxes

      The effective income tax rates for 1998, 1997, and 1996 were 37.8%, 41.1%, and 38.3% respectively.

      The effective income tax rate decreased in 1998 primarily due to accelerated tax depreciation deductions reflecting a shorter tax life on certain assets.

     The  effective  income  tax rate increased in 1997  primarily  due  to
decreased   amortization  of  deferred  income  taxes  on  property   fully
depreciated for income tax purposes.

                        ENTERGY LOUISIANA, INC.
                          STATEMENTS OF INCOME

                                                            For the Years Ended December 31,
                                                            1998           1997         1996
                                                                      (In Thousands)
Operating Revenues                                        $1,710,908    $1,803,272   $1,828,867
                                                          ----------    ----------   ----------
Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                          383,413       429,823      419,331
     Purchased power                                         372,763       413,532      403,322
     Nuclear refueling outage expenses                        21,740        18,634       15,885
     Other operation and maintenance                         289,522       318,856      297,667
  Depreciation, amortization, and decommissioning            171,723       172,035      167,779
  Taxes other than income taxes                               70,621        71,558       72,329
  Other regulatory charges (credits)                          (1,755)        5,505       (3,752)
  Amortization of rate deferrals                                   -         5,749       19,860
                                                          ----------    ----------   ----------
        Total                                              1,308,027     1,435,692    1,392,421
                                                          ----------    ----------   ----------

Operating Income                                             402,881       367,580      436,446
                                                          ----------    ----------   ----------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                         1,887         1,149          862
  Miscellaneous - net                                          4,984          (517)       2,933
                                                          ----------    ----------   ----------
        Total                                                  6,871           632        3,795
                                                          ----------    ----------   ----------

Interest Charges:
  Interest on long-term debt                                 109,463       116,715      122,604
  Other interest - net                                         7,127         5,885        6,938
  Distributions on preferred securities of subsidiary          6,300         6,300        2,870
  Allowance for borrowed funds used
   during construction                                        (1,729)       (1,410)      (1,493)
                                                          ----------    ----------   ----------
        Total                                                121,161       127,490      130,919
                                                          ----------    ----------   ----------

Income Before Income Taxes                                   288,591       240,722      309,322

Income Taxes                                                 109,104        98,965      118,560
                                                          ----------    ----------   ----------

Net Income                                                   179,487       141,757      190,762

Preferred Dividend Requirements and Other                     13,014        13,355       19,947
                                                          ----------    ----------   ----------

Earnings Applicable to Common Stock                         $166,473      $128,402     $170,815
                                                          ==========    ==========   ==========

See Notes to Financial Statements.

                            ENTERGY LOUISIANA, INC.
                           STATEMENTS OF CASH FLOWS

                                                                For the Years Ended December 31,
                                                                1998         1997         1996
                                                                        (In Thousands)
Operating Activities:
  Net income                                                   $179,487     $141,757     $190,762
  Noncash items included in net income:
    Amortization of rate deferrals                                    -        5,749       19,860
    Other regulatory charges (credits)                           (1,755)       5,505       (3,752)
    Depreciation, amortization, and decommissioning             171,723      172,035      167,779
    Deferred income taxes and investment tax credits             26,910      (15,456)      18,809
    Allowance for equity funds used during construction          (1,887)      (1,149)        (862)
  Changes in working capital:
    Receivables                                                    (122)       2,445       (4,889)
    Accounts payable                                             (5,878)       9,140       22,838
    Taxes accrued                                                (7,040)      17,853      (11,222)
    Interest accrued                                             18,731      (14,678)       5,047
    Other working capital accounts                               21,513       19,329      (26,831)
  Decommissioning trust contributions and realized
    change in trust assets                                      (11,648)     (11,191)     (11,620)
  Provision for estimated losses and reserves                     6,410        3,986        3,240
  Deferred interest-Waterford 3 lease obligation                (17,799)         990       (7,138)
  Other regulatory assets                                       (19,608)         329       (6,385)
  Other                                                         (20,473)       4,482       (3,965)
                                                             ----------   ----------   ----------
    Net cash flow provided by operating activities              338,564      341,126      351,671
                                                             ----------   ----------   ----------

Investing Activities:
  Construction expenditures                                    (105,306)     (84,767)    (103,187)
  Allowance for equity funds used during construction             1,887        1,149          862
  Nuclear fuel purchases                                        (38,141)     (43,332)           -
  Proceeds from sale/leaseback of nuclear fuel                   39,701       43,332            -
                                                             ----------   ----------   ----------
    Net cash flow used in investing activities                 (101,859)     (83,618)    (102,325)
                                                             ----------   ----------   ----------

Financing Activities:
  Proceeds from the issuance of:
    First mortgage bonds                                        112,556            -      113,994
    Preferred securities of subsidiary trust                          -            -       67,795
  Retirement of:
    First mortgage bonds                                       (150,561)     (34,000)    (130,000)
    Other long-term debt                                           (225)        (288)        (270)
  Redemption of preferred stock                                       -       (7,500)     (67,824)
  Changes in short-term borrowings - net                              -      (31,066)     (45,393)
  Dividends paid:
    Common stock                                               (138,500)    (145,400)    (179,200)
    Preferred stock                                             (13,014)     (13,251)     (19,072)
                                                             ----------   ----------   ----------
    Net cash flow used in financing activities                 (189,744)    (231,505)    (259,970)
                                                             ----------   ----------   ----------

Net increase (decrease) in cash and cash equivalents             46,961       26,003      (10,624)

Cash and cash equivalents at beginning of period                 49,749       23,746       34,370
                                                             ----------   ----------   ----------

Cash and cash equivalents at end of period                      $96,710      $49,749      $23,746
                                                             ==========   ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest - net of amount capitalized                       $98,801     $138,530     $122,370
     Income taxes                                               $86,830      $68,323     $125,924
   Noncash investing and financing activities:
     Acquisition of nuclear fuel                                      -            -      $32,685
     Change in unrealized appreciation of
        decommissioning trust assets                             $5,928       $3,432         $301

 See Notes to Financial Statements.

                       ENTERGY LOUISIANA, INC.
                           BALANCE SHEETS
                              ASSETS

                                                              December 31,
                                                          1998           1997
                                                             (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                   $10,187         $5,148
    Temporary cash investments - at cost,
      which approximates market                             86,523         44,601
                                                        ----------     ----------
           Total cash and cash equivalents                  96,710         49,749
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.2 million in 1998 and 1997)                      64,098         69,566
    Associated companies                                    20,095         15,035
    Other                                                   19,305          7,441
    Accrued unbilled revenues                               50,540         61,874
  Accumulated deferred income taxes                         14,176         10,994
  Materials and supplies - at average cost                  82,220         82,850
  Deferred nuclear refueling outage costs                    6,498         27,176
  Prepayments and other                                     11,566         10,793
                                                        ----------     ----------
           Total                                           365,208        335,478
                                                        ----------     ----------

Other Property and Investments:
  Nonutility property                                       21,627         22,525
  Decommissioning trust fund                                82,680         65,104
  Investment in subsidiary companies - at equity            14,230         14,230
                                                        ----------     ----------
           Total                                           118,537        101,859
                                                        ----------     ----------

Utility Plant:
  Electric                                               5,095,278      5,058,130
  Property under capital leases                            234,339        233,513
  Construction work in progress                             85,565         52,632
  Nuclear fuel under capital lease                          75,814         57,811
  Nuclear fuel                                                   -          1,560
                                                        ----------     ----------
           Total                                         5,490,996      5,403,646
  Less - accumulated depreciation and amortization       2,158,968      2,021,392
                                                        ----------     ----------
           Utility plant - net                           3,332,028      3,382,254
                                                        ----------     ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                        270,068        278,234
    Unamortized loss on reacquired debt                     30,629         33,468
    Other regulatory assets                                 49,599         29,991
  Other                                                     15,816         14,116
                                                        ----------     ----------
           Total                                           366,112        355,809
                                                        ----------     ----------

           TOTAL                                        $4,181,885     $4,175,400
                                                        ==========     ==========
See Notes to Financial Statements.



                        ENTERGY LOUISIANA, INC.
                           BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            December 31,
                                                       1998           1997
                                                           (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                      $6,772       $35,300
  Accounts payable:
    Associated companies                                 43,051        43,508
    Other                                                90,465        95,886
  Customer deposits                                      55,966        55,331
  Taxes accrued                                          18,203        25,243
  Interest accrued                                       53,302        34,571
  Dividends declared                                      3,253         3,253
  Deferred fuel costs                                     7,798         3,268
  Obligations under capital leases                       32,539        29,232
  Other                                                   4,391         8,578
                                                     ----------    ----------
           Total                                        315,740       334,170
                                                     ----------    ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                     841,775       813,748
  Accumulated deferred investment tax credits           128,689       134,276
  Obligations under capital leases                       43,275        28,579
  Deferred interest - Waterford 3 lease obligation            -        17,799
  Other                                                 103,273       119,519
                                                     ----------    ----------
           Total                                      1,117,012     1,113,921
                                                     ----------    ----------

Long-term debt                                        1,332,315     1,338,464
Preferred stock with sinking fund                        85,000        85,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures       70,000        70,000

Shareholders' Equity:
  Preferred stock without sinking fund                  100,500       100,500
  Common stock, no par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares                                1,088,900     1,088,900
  Capital stock expense and other                        (2,321)       (2,321)
  Retained earnings                                      74,739        46,766
                                                     ----------    ----------
           Total                                      1,261,818     1,233,845
                                                     ----------    ----------

Commitments and Contingencies (Notes 2, 9 and 10)

           TOTAL                                     $4,181,885    $4,175,400
                                                     ==========    ==========
See Notes to Financial Statements.


                        ENTERGY LOUISIANA, INC.
                   STATEMENTS OF RETAINED EARNINGS

                                             For the Years Ended December 31,
                                              1998        1997        1996
                                                     (In Thousands)

Retained Earnings, January 1                  $46,766    $63,764     $72,150

  Add:
    Net income                                179,487    141,757     190,762

  Deduct:
    Dividends declared:
      Preferred stock                          13,014     13,016      17,412
      Common stock                            138,500    145,400     179,200
    Capital stock expenses                          -        339       2,536
                                             --------   --------    --------
        Total                                 151,514    158,755     199,148
                                             --------   --------    --------

Retained Earnings, December 31 (Note 8)       $74,739    $46,766     $63,764
                                             ========   ========    ========

See Notes to Financial Statements.



                        ENTERGY LOUISIANA, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                              1998        1997         1996        1995        1994
                                           (In Thousands)
Operating revenues          $1,710,908  $1,803,272  $ 1,828,867  $1,674,875  $1,710,415
Net income                  $  179,487  $  141,757  $   190,762  $  201,537  $  213,839
Total assets                $4,181,885  $4,175,400  $ 4,279,278  $4,331,523  $4,435,439
Long-term obligations (1)   $1,530,590  $1,522,043  $ 1,545,889  $1,528,542  $1,530,558


(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, preferred securities of subsidiary trust, and noncurrent capital lease obligations.

                                 1998        1997         1996        1995        1994
                                                 (Dollars In Thousands)
Electric Operating Revenues:
   Residential                  $598,573    $606,173     $609,308     $583,373     $577,084
   Commercial                    367,151     379,131      374,515      353,582      358,672
   Industrial                    597,536     708,356      727,505      641,196      659,061
   Governmental                   32,795      34,171       33,621       31,616       31,679
                              ----------  ----------   ----------   ----------   ----------
     Total retail              1,596,055   1,727,831    1,744,949    1,609,767    1,626,496
   Sales for resale:
     Associated companies         16,002       3,817        5,065        1,178          352
     Non-associated companies     53,538      55,345       58,685       48,987       36,928
   Other                          45,313      16,279       20,168       14,943       46,639
                              ----------  ----------   ----------   ----------   ----------
     Total                    $1,710,908  $1,803,272   $1,828,867   $1,674,875   $1,710,415
                              ==========  ==========   ==========   ==========   ==========
Billed Electric Energy
 Sales (GWH):
   Residential                     8,477       7,826        7,893        7,855        7,449
   Commercial                      5,265       4,906        4,846        4,786        4,631
   Industrial                     14,781      16,390       17,647       16,971       16,561
   Governmental                      481         460          457          439          423
                              ----------  ----------   ----------   ----------   ----------
     Total retail                 29,004      29,582       30,843       30,051       29,064
   Sales for resale:
     Associated companies            386         104          143           44           10
     Non-associated companies        855         805          982        1,293          776
                              ----------  ----------   ----------   ----------   ----------
     Total                        30,245      30,491       31,968       31,388       29,850
                              ==========  ==========   ==========   ==========   ==========



                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy Mississippi, Inc.


In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings, and of cash flows present fairly, in all material respects, the financial position of Entergy Mississippi, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP


New Orleans, Louisiana
February 18, 1999

                         ENTERGY MISSISSIPPI, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Net income decreased in 1998 primarily as a result of an increase in operating expenses, partially offset by an increase in electric operating revenues.

      Net income decreased in 1997 as a result of a decrease in electric operating revenues and an increase in other operation and maintenance expenses, partially offset by lower income taxes.

Revenues and Sales

     The changes in electric operating revenues for the twelve months ended December 31, 1998 and 1997 are as follows:

                                           Increase/(Decrease)
             Description                    1998         1997
                                              (In Millions)

Base revenues                               ($10.2)      ($7.7)
Grand Gulf rate rider                         (2.6)      (19.0)
Fuel cost recovery                            20.5       (14.5)
Sales volume/weather                          25.6         3.8
Other revenue (including unbilled)             0.6        (1.6)
Sales for resale                               5.0        18.0
                                             -----      ------
Total                                        $38.9      ($21.0)
                                             =====      ======

Base revenues

      In 1998, base revenues decreased due to the formula rate plan reduction that became effective in 1998. There is discussion of the formula rate plan reduction in Note 2 to the financial statements.

Grand Gulf rate rider revenues

     Rate rider revenues do not affect net income because specific incurred expenses offset them.

      In 1997, as a result of the annual MPSC review, Entergy Mississippi's Grand Gulf 1 rate rider was decreased based on the estimate of costs for the next year. Therefore, Grand Gulf 1 rate rider revenues in 1997 were lower than in 1996.

Fuel cost recovery revenues

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

      In 1998, fuel cost recovery revenues increased primarily due to the increase in generation.

      In 1997, fuel cost recovery revenues decreased primarily as a result of an MPSC order, effective May 1, 1997 that changed fuel recovery pricing to a fixed fuel factor.

                         ENTERGY MISSISSIPPI, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Sales volume/weather

     In 1998, the sales volume increased as a result of significantly warmer weather.

Sales for resale

     In 1997, sales for resale increased as a result of an increase in sales to associated companies due to changes in generation requirements and availability among the domestic utility companies.

Expenses

Fuel expenses

     In 1998, fuel expenses increased primarily due to:

     o the impact of the under-recovery of deferred fuel costs in excess of the fixed fuel factor applied in 1997. In January 1998, Entergy Mississippi increased its fixed fuel factor to recover actual fuel expenses more accurately.
     o the increased usage as a result of the change in the fuel mix from higher priced purchased power to lower-priced fossil fuel.

Purchased power expenses

     In 1997, purchased power expenses increased due to:

     o the increased usage as a result of the change in the fuel mix from higher priced fossil fuel to lower priced purchased power; and
     o an increase in generation and purchases related to increases in sales volume and sales for resale.

Other operation and maintenance

     In 1997, other operation and maintenance expenses increased primarily due to:

     o increased contract labor as a result of increased maintenance and plant outage expenses in 1997; and
     o increased loss reserves as a result of increased litigation reserves.

Other regulatory credits

     In 1998, other regulatory credits decreased primarily due to less under-recovery of Grand Gulf related expenses in 1998 as compared to 1997.

Amortization of rate deferrals

      In 1998, amortization of rate deferrals decreased due to the completion in September 1998 of the Grand Gulf 1 phase-in plan.

                         ENTERGY MISSISSIPPI, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other

Income taxes

      The effective income tax rates for 1998, 1997, and 1996 were 30.9%, 28.6%, and 34.2% respectively.

      The effective income tax rate for 1998 increased slightly due to decreased amortization of excess deferred taxes related to rate deferrals.

      The effective income tax rate decreased in 1997 primarily due to the impact of recording the tax benefit of Entergy Corporation's expenses as prescribed by the tax allocation agreement.


                        ENTERGY MISSISSIPPI, INC.
                          STATEMENTS OF INCOME

                                                For the Years Ended December 31,
                                               1998           1997         1996
                                                         (In Thousands)
Operating Revenues                             $976,300      $937,395     $958,430
                                               --------      --------     --------
Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses                241,415       199,880      207,116
     Purchased power                            286,769       285,447      272,812
     Other operation and maintenance            130,727       129,812      122,628
  Depreciation and amortization                  45,133        43,300       40,313
  Taxes other than income taxes                  44,888        43,142       43,389
  Other regulatory credits                       (3,186)      (20,731)     (23,026)
  Amortization of rate deferrals                104,969       119,797      130,602
                                               --------      --------     --------
        Total                                   850,715       800,647      793,834
                                               --------      --------     --------

Operating Income                                125,585       136,748      164,596
                                               --------      --------     --------

Other Income:
  Allowance for equity funds used
   during construction                              188           543        1,143
  Miscellaneous - net                             4,891           919        1,662
                                               --------      --------     --------
        Total                                     5,079         1,462        2,805
                                               --------      --------     --------

Interest Charges:
  Interest on long-term debt                     37,756        40,791       44,137
  Other interest - net                            3,171         4,483        3,870
  Allowance for borrowed funds used
   during construction                             (932)         (469)        (923)
                                               --------      --------     --------
        Total                                    39,995        44,805       47,084
                                               --------      --------     --------

Income Before Income Taxes                       90,669        93,405      120,317

Income Taxes                                     28,031        26,744       41,106
                                               --------      --------     --------

Net Income                                       62,638        66,661       79,211

Preferred Dividend Requirements and Other         3,370         4,044        5,010
                                               --------      --------     --------

Earnings Applicable to Common Stock             $59,268       $62,617      $74,201
                                               ========      ========     ========

See Notes to Financial Statements.


                        ENTERGY MISSISSIPPI, INC.
                         STATEMENTS OF CASH FLOWS

                                                                  For the Years Ended December 31,
                                                                  1998        1997        1996
                                                                          (In Thousands)
Operating Activities:
  Net income                                                      $62,638     $66,661     $79,211
  Noncash items included in net income:
    Amortization of rate deferrals                                104,969     119,797     130,602
    Other regulatory credits                                       (3,186)    (20,731)    (23,026)
    Depreciation and amortization                                  45,133      43,300      40,313
    Deferred income taxes and investment tax credits              (12,494)    (32,204)    (32,887)
    Allowance for equity funds used during construction              (188)       (543)     (1,143)
  Changes in working capital:
    Receivables                                                     6,253       2,978      (4,123)
    Fuel inventory                                                    384       3,275          20
    Accounts payable                                               14,750      (9,246)         88
    Taxes accrued                                                 (26,301)      5,832      (2,157)
    Interest accrued                                                  323      (6,600)       (925)
    Other working capital accounts                                 21,479     (12,283)      4,074
  Changes in other regulatory assets                              (35,774)    (18,518)    (28,573)
  Other                                                            (6,241)     17,368      20,492
                                                                 --------    --------    --------
    Net cash flow provided by operating activities                171,745     159,086     181,966
                                                                 --------    --------    --------

Investing Activities:
  Construction expenditures                                       (58,705)    (50,334)    (85,018)
  Allowance for equity funds used during construction                 188         543       1,143
                                                                 --------    --------    --------
    Net cash flow used in investing activities                    (58,517)    (49,791)    (83,875)
                                                                 --------    --------    --------

Financing Activities:
  Proceeds from the issuance of general and refunding
    mortgage bonds                                                 78,703      64,827           -
  Retirement of:
    General and refunding mortgage bonds                          (80,000)    (96,000)    (26,000)
    First mortgage bonds                                                -           -     (35,000)
    Other long-term debt                                              (20)        (15)        (15)
  Redemption of preferred stock                                         -     (14,500)     (9,876)
  Changes in short-term borrowings - net                          (46,717)     (3,091)     50,253
  Dividends paid:
    Common stock                                                  (66,000)    (59,200)    (79,900)
    Preferred stock                                                (3,370)     (3,998)     (5,000)
                                                                 --------    --------    --------
    Net cash flow used in financing activities                   (117,404)   (111,977)   (105,538)
                                                                 --------    --------    --------

Net decrease in cash and cash equivalents                          (4,176)     (2,682)     (7,447)

Cash and cash equivalents at beginning of period                    6,816       9,498      16,945
                                                                 --------    --------    --------

Cash and cash equivalents at end of period                         $2,640      $6,816      $9,498
                                                                 ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                          $39,291     $50,662     $47,692
    Income taxes                                                  $64,204     $51,598     $73,687

See Notes to Financial Statements.


                          ENTERGY MISSISSIPPI, INC.
                               BALANCE SHEETS
                                   ASSETS

                                                                December 31,
                                                           1998           1997
                                                               (In Thousands)
Current Assets:
  Cash                                                       $2,640        $6,816
  Accounts Receivable:
    Customer (less allowance for doubtful accounts
     of $1.2 million in 1998 and $.9 million in 1997)        38,484        36,636
    Associated companies                                      5,703         6,842
    Other                                                     1,266         4,139
    Accrued unbilled revenues                                45,904        49,993
  Fuel inventory - at average cost                            3,002         3,386
  Materials and supplies - at average cost                   17,149        17,657
  Rate deferrals                                                  -       104,969
  Prepayments and other                                      14,364        39,863
                                                         ----------    ----------
           Total                                            128,512       270,301
                                                         ----------    ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity              5,531         5,531
  Other - at cost (less accumulated depreciation)             7,069         7,757
                                                         ----------    ----------
           Total                                             12,600        13,288
                                                         ----------    ----------

Utility Plant:
  Electric                                                1,718,903     1,687,400
  Construction work in progress                              35,317        22,960
                                                         ----------    ----------
           Total                                          1,754,220     1,710,360
  Less - accumulated depreciation and amortization          685,214       656,828
                                                         ----------    ----------
           Utility plant - net                            1,069,006     1,053,532
                                                         ----------    ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                          25,515        22,993
    Unamortized loss on reacquired debt                       7,981         8,404
    Other regulatory assets                                 100,601        64,827
  Other                                                       6,049         6,216
                                                         ----------    ----------
           Total                                            140,146       102,440
                                                         ----------    ----------

           TOTAL                                         $1,350,264    $1,439,561
                                                         ==========    ==========
See Notes to Financial Statements.

                       ENTERGY MISSISSIPPI, INC.
                            BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           December 31,
                                                      1998           1997
                                                         (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                        $20           $20
  Notes payable - associated companies                     445        47,162
  Accounts payable:
    Associated companies                                43,639        36,057
    Other                                               18,444        11,276
  Customer deposits                                     18,265        24,084
  Taxes accrued                                          6,013        32,314
  Accumulated deferred income taxes                        620        44,277
  Interest accrued                                      14,632        14,309
  Other                                                  4,097         2,806
                                                    ----------    ----------
           Total                                       106,175       212,305
                                                    ----------    ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                    279,732       244,464
  Accumulated deferred investment tax credits           22,408        23,915
  Other                                                  6,236        15,892
                                                    ----------    ----------
           Total                                       308,376       284,271
                                                    ----------    ----------

Long-term debt                                         463,616       464,156

Shareholders' Equity:
  Preferred stock without sinking fund                  50,381        50,381
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares                                   199,326       199,326
  Capital stock expense and other                          (59)          (59)
  Retained earnings                                    222,449       229,181
                                                    ----------    ----------
           Total                                       472,097       478,829
                                                    ----------    ----------

Commitments and Contingencies (Notes 2 and 9)

           TOTAL                                    $1,350,264    $1,439,561
                                                    ==========    ==========
See Notes to Financial Statements.


                      ENTERGY MISSISSIPPI, INC.
                   STATEMENTS OF RETAINED EARNINGS

                                             For the Years Ended December 31,
                                              1998        1997        1996
                                                     (In Thousands)

Retained Earnings, January 1                 $229,181   $225,764    $231,463

  Add:
    Net income                                 62,638     66,661      79,211

  Deduct:
    Dividends declared:
      Preferred stock                           3,370      3,656       4,803
      Common stock                             66,000     59,200      79,900
    Preferred stock expenses                        -        388         207
                                             --------   --------    --------
        Total                                  69,370     63,244      84,910
                                             --------   --------    --------
Retained Earnings, December 31 (Note 8)      $222,449   $229,181    $225,764
                                             ========   ========    ========

See Notes to Financial Statements.


                       ENTERGY MISSISSIPPI, INC.

           SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                                 1998        1997         1996         1995         1994
                                               (In Thousands)
Operating revenues            $  976,300   $  937,395   $  958,430   $  889,843   $  859,845
Net Income                    $   62,638   $   66,661   $   79,211   $   68,667   $   48,779
Total assets                  $1,350,264   $1,439,561   $1,521,466   $1,581,983   $1,637,828
Long-term obligations (1)     $  463,616   $  464,156   $  406,054   $  511,613   $  507,555

(1) Includes long-term debt (excluding currently maturing debt).

                                 1998      1997      1996       1995      1994
                                            (Dollars In Thousands)
Electric Operating Revenues:
   Residential                 $367,895   $342,818  $358,264   $336,194   $332,567
   Commercial                   284,787    274,195   281,626    262,786    257,154
   Industrial                   170,910    173,152   185,351    178,466    184,637
   Governmental                  26,670     26,882    29,093     27,410     27,495
                               --------   --------  --------   --------   --------
     Total retail               850,262    817,047   854,334    804,856    801,853
   Sales for resale:
     Associated companies        80,357     78,233    58,749     35,928     37,747
     Non-associated companies    24,205     21,276    22,814     21,906     16,728
   Other                         21,476     20,839    22,533     27,153      3,517
                               --------   --------  --------   --------   --------
     Total                     $976,300   $937,395  $958,430   $889,843   $859,845
                               ========   ========  ========   ========   ========
Billed Electric Energy
 Sales (GWH):
   Residential                    4,800      4,323     4,355      4,233      4,014
   Commercial                     4,015      3,673     3,508      3,368      3,151
   Industrial                     3,163      3,089     3,063      3,044      2,985
   Governmental                     347        333       346        336        330
                               --------   --------  --------   --------   --------
     Total retail                12,325     11,418    11,272     10,981     10,480
   Sales for resale:
     Associated companies         2,424      1,918     1,368        959      1,079
     Non-associated companies       484        412       521        692        512
                               --------   --------  --------   --------   --------
     Total                       15,233     13,748    13,161     12,632     12,071
                               ========   ========  ========   ========   ========

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Entergy New Orleans, Inc.


In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings, and of cash flows present fairly, in all material respects, the financial position of Entergy New Orleans, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP


New Orleans, Louisiana
February 18, 1999

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Net income increased slightly in 1998 compared to 1997 primarily due to an increase in operating revenues and other income and a decrease in income taxes, partially offset by increased operating expenses.

      Net income decreased in 1997 compared to 1996 primarily due to an increase in taxes other than income taxes, partially offset by lower income taxes.

Revenues and Sales

Electric operating revenues

      The changes in electric operating revenues for the twelve months ended December 31, 1998 and 1997 are as follows:

                                             Increase/(Decrease)
             Description                      1998         1997
                                                 (In Millions)

Base revenues                                 ($9.8)      ($13.6)
Fuel cost recovery                             14.5         (2.2)
Sales volume/weather                           13.9         (0.8)
Other revenue (including unbilled)              1.0         16.7
Sales for resale                                1.7          6.8
                                              -----         ----
Total                                         $21.3         $6.9
                                              =====         ====

Base revenues

      In 1998 and 1997, base revenues decreased primarily due to reductions in residential and commercial rates that went into effect in August 1997.

Fuel cost recovery revenues

     Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

     In 1998, fuel cost recovery revenues increased due to higher fuel prices and increased generation.

Sales volume/weather

     In 1998, sales volume increased primarily due to significantly warmer weather.

Other revenue

     In 1997, other revenue increased as a result of a rate refund recorded in 1996.

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Sales for resale

      In  1997,  sales for resale increased as a result of an  increase  in electric sales to associated companies primarily due to changes in generation requirements and availability among the domestic utility companies.

Gas operating revenues

      Gas operating revenues decreased in 1998 and 1997 primarily due to lower gas prices.

Expenses

Fuel and purchased power expenses

     In 1998, fuel and purchased power expenses increased primarily due to:

     o an increase in purchased power primarily due to increased generation requirements as a result of significantly warmer weather and an increase in the price of purchased power; and
     o an over-recovery of gas and electric fuel cost in 1998 due to market price fluctuations.

     This increase was partially offset by a decrease in the price of gas purchased for resale.

     In 1997, fuel and purchased power expenses decreased primarily due to a shift from higher priced purchased power to lower priced fuel.

Other operation and maintenance expenses

     In 1998, other operation and maintenance expenses increased primarily due to an increase in environmental reserves, regulatory commission expense, and administrative and general salaries.

Taxes other than income taxes

      In 1997, taxes other than income taxes increased because of higher franchise taxes resulting from a December 1996 Council order increasing Entergy New Orleans' annual franchise fee from 2.5% to 5% of gross revenues.

Other regulatory credits

      In 1997, other regulatory credits decreased primarily as a result of the 1996 deferral of Entergy New Orleans' portion of the proposed System Energy rate increase.

      The proposed System Energy rate increase is discussed in Note 2 to the financial statements.

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other

Miscellaneous income

      Miscellaneous income increased in 1998 primarily due to Entergy New Orleans' portion of System Fuel's gain on the sale of oil and gas properties and an increase in interest related to the Grand Gulf 1 Rate Deferral Plan.

      The Grand Gulf 1 Rate Deferral Plan is discussed in Note 2 to the financial statements.

Income taxes

      The effective income tax rates for 1998, 1997, and 1996 were 38.4%, 44.0%, and 37.7%, respectively.

      The decrease in the effective income tax rate for 1998 was primarily due to a tax benefit recorded in 1998 related to a depreciation adjustment.

      The increase in the effective income tax rate for 1997 was primarily due to decreased amortization in 1997 of deferred income taxes on property fully depreciated for federal income tax purposes.

     Income taxes are discussed more thoroughly in Note 3 to the financial statements.

                        ENTERGY NEW ORLEANS, INC.
                           STATEMENTS OF INCOME

                                                 For the Years Ended December 31,
                                                1998         1997           1996
                                                         (In Thousands)
Operating Revenues:
  Electric                                      $431,453     $410,131      $403,254
  Natural gas                                     82,297       94,691       101,023
                                                --------     --------      --------
        Total                                    513,750      504,822       504,277
                                                --------     --------      --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses,
     and gas purchased for resale                138,142      141,902       129,059
    Purchased power                              164,435      156,542       176,450
    Other operation and maintenance               79,023       72,748        71,421
  Depreciation and amortization                   21,878       21,107        20,007
  Taxes other than income taxes                   40,417       38,964        27,388
  Other regulatory credits                        (4,540)      (6,394)      (13,543)
  Amortization of rate deferrals                  35,336       37,662        35,917
                                                --------     --------      --------
        Total                                    474,691      462,531       446,699
                                                --------     --------      --------

Operating Income                                  39,059       42,291        57,578
                                                --------     --------      --------

Other Income (Deductions):
  Allowance for equity funds used
    during construction                              284          380           321
  Miscellaneous - net                              1,409          (77)        1,146
                                                --------     --------      --------
        Total                                      1,693          303         1,467
                                                --------     --------      --------

Interest Charges:
  Interest on long-term debt                      13,717       13,918        15,268
  Other interest - net                             1,075        1,369         1,036
  Allowance for borrowed funds used
    during construction                             (219)        (286)         (252)
                                                --------     --------      --------
        Total                                     14,573       15,001        16,052
                                                --------     --------      --------

Income Before Income Taxes                        26,179       27,593        42,993

Income Taxes                                      10,042       12,142        16,217
                                                --------     --------      --------

Net Income                                        16,137       15,451        26,776

Preferred Dividend Requirements and Other            965          965           965
                                                --------     --------      --------

Earnings Applicable to Common Stock              $15,172      $14,486       $25,811
                                                ========     ========      ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                        STATEMENTS OF CASH FLOWS

                                                                           For the Years Ended December 31,
                                                                           1998        1997        1996
                                                                                   (In Thousands)
Operating Activities:
  Net income                                                               $16,137      $15,451    $26,776
  Noncash items included in net income:
    Amortization of rate deferrals                                          35,336       37,662     35,917
    Other regulatory credits                                                (4,540)      (6,394)   (13,543)
    Depreciation and amortization                                           21,878       21,107     20,007
    Deferred income taxes and investment tax credits                        (7,498)      (1,957)   (12,274)
    Allowance for equity funds used during construction                       (284)        (380)      (321)
  Changes in working capital:
    Receivables                                                              3,743       (1,260)       832
    Accounts payable                                                        (4,136)         540     (5,638)
    Interest accrued                                                          (130)        (276)       214
    Other working capital accounts                                          (3,060)     (14,082)    (9,566)
    Other regulatory assets                                                 (6,964)       7,365     (5,942)
  Other                                                                     (9,557)      (9,188)     7,544
                                                                          --------     --------   --------
    Net cash flow provided by operating activities                          40,925       48,588     44,006
                                                                          --------     --------   --------

Investing Activities:
  Construction expenditures                                                (21,691)     (16,137)   (27,956)
  Allowance for equity funds used during construction                          284          380        321
                                                                          --------     --------   --------
    Net cash flow used in investing activities                             (21,407)     (15,757)   (27,635)
                                                                          --------     --------   --------

Financing Activities:
   Proceeds from the issuance of general and refunding mortgage bonds       29,438            -     39,608
  Retirement of:
    First mortgage bonds                                                         -      (12,000)   (23,250)
    General and refunding mortgage bonds                                   (30,000)           -    (30,000)
  Dividends paid:
    Common stock                                                            (9,700)     (26,000)   (34,000)
    Preferred stock                                                           (965)        (965)      (965)
                                                                          --------     --------   --------
   Net cash flow used in financing activities                              (11,227)     (38,965)   (48,607)
                                                                          --------     --------   --------

Net increase (decrease) in cash and cash equivalents                         8,291       (6,134)   (32,236)

Cash and cash equivalents at beginning of period                            11,376       17,510     49,746
                                                                          --------     --------   --------

Cash and cash equivalents at end of period                                 $19,667      $11,376    $17,510
                                                                          ========     ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                                   $14,592      $15,237    $15,609
    Income taxes - net                                                     $26,197      $10,981    $31,870

See Notes to Financial Statements.

                      ENTERGY NEW ORLEANS, INC.
                           BALANCE SHEETS
                              ASSETS

                                                                December 31,
                                                            1998           1997
                                                               (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                      $3,769        $4,321
    Temporary cash investments - at cost,
      which approximates market:
       Associated companies                                    2,514         1,918
       Other                                                  13,384         5,137
                                                            --------      --------
           Total cash and cash equivalents                    19,667        11,376
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $0.8 million in 1998 and $0.7 million in 1997)        23,594        26,913
    Associated companies                                         806         1,081
    Other                                                      3,835         4,155
    Accrued unbilled revenues                                 16,254        16,083
  Deferred electric fuel and resale gas costs                  1,191         9,384
  Materials and supplies - at average cost                     8,845         9,389
  Rate deferrals                                              28,430        35,336
  Prepayments and other                                       10,158         6,087
                                                            --------      --------
           Total                                             112,780       119,804
                                                            --------      --------

Other Property and Investments:
  Investment in subsidiary companies - at equity               3,259         3,259
                                                            --------      --------

Utility Plant:
  Electric                                                   514,685       508,338
  Natural gas                                                132,568       122,308
  Construction work in progress                               20,184        19,184
                                                            --------      --------
           Total                                             667,437       649,830
  Less - accumulated depreciation and amortization           371,558       355,854
                                                            --------      --------
           Utility plant - net                               295,879       293,976
                                                            --------      --------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                            35,762        64,192
    Unamortized loss on reacquired debt                        1,399         1,435
    Other regulatory assets                                   21,558        14,594
  Other                                                        1,267           890
                                                            --------      --------
           Total                                              59,986        81,111
                                                            --------      --------
           TOTAL                                            $471,904      $498,150
                                                            ========      ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                             BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             December 31,
                                                         1998           1997
                                                            (In Thousands)

Current Liabilities:
  Accounts payable:
    Associated companies                                  $18,283       $15,922
    Other                                                  11,008        17,505
  Customer deposits                                        18,082        16,982
  Accumulated deferred income taxes                         6,031        11,544
  Interest accrued                                          4,919         5,049
  Provision for rate refund                                     -         3,108
  Other                                                     1,783         7,501
                                                         --------      --------
           Total                                           60,106        77,611
                                                         --------      --------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                        57,467        61,000
  Accumulated deferred investment tax credits               6,894         7,396
  Accumulated provision for property insurance             11,106        15,487
  Other                                                    10,465        16,327
                                                         --------      --------
           Total                                           85,932       100,210
                                                         --------      --------

Long-term debt                                            169,018       168,953

Shareholders' Equity:
  Preferred stock without sinking fund                     19,780        19,780
  Common Shareholder's Equity:
   Common stock, $4 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares                                       33,744        33,744
  Additional paid-in capital                               36,294        36,294
  Retained earnings                                        67,030        61,558
                                                         --------      --------
           Total                                          156,848       151,376
                                                         --------      --------

Commitments and Contingencies (Notes 2 and 9)

           TOTAL                                         $471,904      $498,150
                                                         ========      ========
See Notes to Financial Statements.


                      ENTERGY NEW ORLEANS, INC.
                   STATEMENTS OF RETAINED EARNINGS

                                              For the Years Ended December 31,
                                               1998        1997        1996
                                                       (In Thousands)

Retained Earnings, January 1                   $61,558    $73,072     $81,261

  Add:
    Net income                                  16,137     15,451      26,776

  Deduct:
    Dividends declared:
      Preferred stock                              965        965         965
      Common stock                               9,700     26,000      34,000
                                               -------    -------     -------
        Total                                   10,665     26,965      34,965
                                               -------    -------     -------

Retained Earnings, December 31 (Note 8)        $67,030    $61,558     $73,072
                                               =======    =======     =======

See Notes to Financial Statements.

                       ENTERGY NEW ORLEANS, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                              1998        1997       1996      1995        1994
                                      (In Thousands)
Operating revenues          $513,750   $ 504,822   $504,277   $470,278  $447,787
Net Income                  $ 16,137   $  15,451   $ 26,776   $ 34,386  $ 13,211
Total assets                $471,904   $ 498,150   $549,996   $596,206  $592,894
Long-term obligations (1)   $169,018   $ 168,953   $168,888   $155,958  $167,610


(1)  Includes long-term debt (excluding currently maturing debt).

                                 1998      1997      1996       1995      1994
                                              (Dollars In Thousands)
Electric Operating Revenues:
   Residential                 $164,765   $145,688  $151,577   $141,353   $142,013
   Commercial                   149,353    143,113   149,649    144,374    162,410
   Industrial                    26,229     24,616    24,663     22,842     25,422
   Governmental                  62,332     58,746    58,561     52,880     58,726
                               --------   --------  --------   --------   --------
     Total retail               402,679    372,163   384,450    361,449    388,571
   Sales for resale:
     Associated companies        10,451     10,342     2,649      3,217      2,061
     Non-associated companies    10,590      8,996     9,882      9,864      7,512
   Other (1)                      7,733     18,630     6,273     15,472   (37,714)
                               --------   --------  --------   --------   --------
     Total                     $431,453   $410,131  $403,254   $390,002   $360,430
                               ========   ========  ========   ========   ========
Billed Electric Energy
 Sales (GWH):
   Residential                    2,141      1,971     1,998      2,049      1,896
   Commercial                     2,149      2,072     2,073      2,079      2,031
   Industrial                       514        484       481        537        518
   Governmental                   1,037        994       974        983        951
                               --------   --------  --------   --------   --------
     Total retail                 5,841      5,521     5,526      5,648      5,396
   Sales for resale:
     Associated companies           370        316        66        149         92
     Non-associated companies       199        160       212        297        202
                               --------   --------  --------   --------   --------
     Total                        6,410      5,997     5,804      6,094      5,690
                               ========   ========  ========   ========   ========


(1)  1994 includes the effects of the 1994 NOPSI Settlement.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of System Energy Resources, Inc.


In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings, and of cash flows present fairly, in all material respects, the financial position of System Energy Resources, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP


New Orleans, Louisiana
February 18, 1999

                       SYSTEM ENERGY RESOURCES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Net income increased slightly in 1998 and 1997 primarily due to the increase in other income.

Revenues

      Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt. System Energy's proposed rate increase, which is subject to refund, is discussed in Note 2 to the financial statements.

Expenses

Fuel expenses

      In 1998, fuel expenses decreased because of lower generation due to a scheduled nuclear refueling outage in April and May of this year. There was no refueling outage in 1997. Grand Gulf I was on-line for 318 days in 1998 as compared with 365 days in 1997, and 322 days in 1996.

Nuclear refueling outage expenses

      In 1997, nuclear refueling outage expenses increased due to costs that were deferred from the November 1996 outage, which were amortized over an 18-month period that began in December 1996. Prior to this outage, such costs were expensed as incurred and no such expenses were incurred in 1996.

Other operation and maintenance expenses

      In 1998, other operation and maintenance expenses decreased primarily because of lower contract labor and materials and supplies expense. Also contributing to the lower expense were insurance and materials and supplies refunds.

Depreciation, amortization and decommissioning

      In 1997, depreciation, amortization, and decommissioning expenses increased as a result of the reduction of the regulatory asset established to defer the depreciation associated with the sale and leaseback in 1989 of a portion of Grand Gulf 1. The depreciation was deferred to match the collection of lease principal and revenues with the depreciation of the asset.

Other

Other income

      Other income increased in both 1998 and 1997 as a result of the interest earned on System Energy's investment in the money pool, an inter-company borrowing arrangement designed to reduce the domestic utility companies' and System Energy's dependence on external short-term borrowings.

                       SYSTEM ENERGY RESOURCES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Interest charges

      Interest charges decreased in both 1998 and in 1997 due primarily to the retirement and refinancing of higher-cost long-term debt.

Income taxes

      The effective income tax rates in 1998, 1997, and 1996 were 42.1%, 42.2%, and 45.4%, respectively.

      The decrease in the effective income tax rate for 1997 is primarily due to the impact of recording the tax benefit of Entergy Corporation's expenses as prescribed by the tax allocation agreement.


                        SYSTEM ENERGY RESOURCES, INC.
                            STATEMENTS OF INCOME

                                                       For the Years Ended December 31,
                                                       1998         1997         1996
                                                                (In Thousands)
Operating Revenues                                    $602,373     $633,698     $623,620
                                                      --------     --------     --------
Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                     41,740       48,475       43,761
     Nuclear refueling outage expenses                  15,737       16,425        1,239
     Other operation and maintenance                    86,696      101,269      105,453
  Depreciation, amortization, and decommissioning      144,275      147,859      128,474
  Taxes other than income taxes                         26,839       26,477       27,654
  Other regulatory charges                               4,443            -            -
                                                      --------     --------     --------
        Total                                          319,730      340,505      306,581
                                                      --------     --------     --------

Operating Income                                       282,643      293,193      317,039
                                                      --------     --------     --------

Other Income:
  Allowance for equity funds used
   during construction                                   2,042        2,209        1,122
  Miscellaneous - net                                   13,309        8,517        5,234
                                                      --------     --------     --------
        Total                                           15,351       10,726        6,356
                                                      --------     --------     --------

Interest Charges:
  Interest on long-term debt                           109,735      121,633      135,376
  Other interest - net                                   6,325        7,020        8,344
  Allowance for borrowed funds used
   during construction                                  (1,805)      (1,683)      (1,114)
                                                      --------     --------     --------
        Total                                          114,255      126,970      142,606
                                                      --------     --------     --------

Income Before Income Taxes                             183,739      176,949      180,789

Income Taxes                                            77,263       74,654       82,121
                                                      --------     --------     --------

Net Income                                            $106,476     $102,295      $98,668
                                                      ========     ========     ========

See Notes to Financial Statements.


                     SYSTEM ENERGY RESOURCES, INC.
                       STATEMENTS OF CASH FLOWS

                                                              For the Years Ended December 31,
                                                             1998         1997         1996
                                                                     (In Thousands)
Operating Activities:
  Net income                                                $106,476     $102,295      $98,668
  Noncash items included in net income:
    Other regulatory charges                                   4,443            -            -
    Depreciation, amortization, and decommissioning          144,275      147,859      128,474
    Deferred income taxes and investment tax credits         (28,222)     (39,370)      48,975
     Allowance for equity funds used during construction      (2,042)      (2,209)      (1,122)
  Changes in working capital:
    Receivables                                               (1,742)      (9,543)       3,436
    Accounts payable                                          (2,858)      11,172          560
    Taxes accrued                                              1,131        7,852       (4,825)
    Interest accrued                                            (300)       8,127       (2,548)
    Other working capital accounts                            (2,230)      19,054      (13,430)
  Decommissioning trust contributions and realized
   change in trust assets                                    (24,165)     (22,452)     (21,366)
  FERC Settlement - refund obligation                         (5,141)      (4,539)      (4,009)
  Provision for estimated losses and reserves                 66,532       43,216       46,919
  Other                                                        7,047       16,684        7,125
                                                            --------     --------     --------
    Net cash flow provided by operating activities           263,204      278,146      286,857
                                                            --------     --------     --------

Investing Activities:
  Construction expenditures                                  (30,692)     (35,141)     (29,469)
     Allowance for equity funds used during construction       2,042        2,209        1,122
  Nuclear fuel purchases                                     (30,523)     (16,524)     (44,704)
  Proceeds from sale/leaseback of nuclear fuel                30,523       16,524       43,971
                                                            --------     --------     --------
    Net cash flow used in investing activities               (28,650)     (32,932)     (29,080)
                                                            --------     --------     --------

Financing Activities:
  Proceeds from the issuance of:
    First mortgage bonds                                           -            -      233,656
    Other long-term debt                                     212,976            -      133,933
  Retirement of:
    First mortgage bonds                                     (70,000)     (10,000)    (325,101)
    Other long-term debt                                    (230,341)      (7,319)     (92,700)
  Changes in short-term borrowings - net                           -            -       (2,990)
  Common stock dividends paid                                (72,300)    (113,800)    (112,500)
                                                            --------     --------     --------
    Net cash flow used in financing activities              (159,665)    (131,119)    (165,702)
                                                            --------     --------     --------

Net  increase in cash and cash equivalents                    74,889      114,095       92,075

Cash and cash equivalents at beginning of period             206,410       92,315          240
                                                            --------     --------     --------

Cash and cash equivalents at end of period                  $281,299     $206,410      $92,315
                                                            ========     ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                    $107,923     $112,387     $139,596
    Income taxes                                            $104,987     $105,621      $36,397
  Noncash investing and financing activities:
     Change in unrealized appreciation (depreciation) of
    decommissioning trust assets                              $3,205       $1,237         ($70)

See Notes to Financial Statements.

                          SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                                  ASSETS

                                                                 December 31,
                                                             1998        1997
                                                                (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                        $120         $792
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                  44,458       55,891
        Other                                                236,721      149,727
                                                          ----------   ----------
           Total cash and cash equivalents                   281,299      206,410
  Accounts receivable:
    Associated companies                                      80,713       79,262
    Other                                                      4,431        4,140
  Materials and supplies - at average cost                    62,203       63,782
  Deferred nuclear refueling outage costs                     12,853        7,777
  Prepayments and other                                        2,592        3,658
                                                          ----------   ----------
           Total                                             444,091      365,029
                                                          ----------   ----------

Other Property and Investments:
  Decommissioning trust fund                                 113,282       85,912
                                                          ----------   ----------

Utility Plant:
  Electric                                                 3,030,764    3,025,389
  Electric plant under leases                                440,970      440,970
  Construction work in progress                               57,076       36,445
  Nuclear fuel under capital lease                            64,621       64,190
                                                          ----------   ----------
           Total                                           3,593,431    3,566,994
  Less - accumulated depreciation and amortization         1,198,266    1,086,820
                                                          ----------   ----------
           Utility plant - net                             2,395,165    2,480,174
                                                          ----------   ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                          221,996      243,027
    Unamortized loss on reacquired debt                       57,150       51,386
    Other regulatory assets                                  188,256      192,290
  Other                                                       11,265       14,213
                                                          ----------   ----------
           Total                                             478,667      500,916
                                                          ----------   ----------
           TOTAL                                          $3,431,205   $3,432,031
                                                          ==========   ==========
See Notes to Financial Statements.

                          SYSTEM ENERGY RESOURCES, INC.
                                 BALANCE SHEETS
                       LIABILITIES AND SHAREHOLDER'S EQUITY

                                                            December 31,
                                                         1998         1997
                                                            (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                      $175,820      $70,000
  Accounts payable:
    Associated companies                                   25,975       29,131
    Other                                                  19,420       19,122
  Taxes accrued                                            76,806       75,675
  Interest accrued                                         42,022       42,322
  Obligations under capital leases                         41,835       41,977
  Other                                                     1,542        1,341
                                                       ----------   ----------
           Total                                          383,420      279,568
                                                       ----------   ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                       511,749      562,051
  Accumulated deferred investment tax credits              96,695      100,171
  Obligations under capital leases                         22,786       22,213
  FERC Settlement - refund obligation                      43,159       48,300
  Other                                                   329,457      227,847
                                                       ----------   ----------
           Total                                        1,003,846      960,582
                                                       ----------   ----------

Long-term debt                                          1,159,830    1,341,948

Common Shareholder's Equity:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares                                        789,350      789,350
  Retained earnings                                        94,759       60,583
                                                       ----------   ----------
           Total                                          884,109      849,933
                                                       ----------   ----------

Commitments and Contingencies (Notes 2, 9 and 10)

           TOTAL                                       $3,431,205   $3,432,031
                                                       ==========   ==========
See Notes to Financial Statements.

                      SYSTEM ENERGY RESOURCES, INC.
                     STATEMENTS OF RETAINED EARNINGS

                                                  For the Years Ended December 31,
                                                   1998        1997        1996
                                                          (In Thousands)
Retained Earnings, January 1                       $60,583    $72,088     $85,920

  Add:
    Net income                                     106,476    102,295      98,668

  Deduct:
    Dividends declared                              72,300    113,800     112,500
                                                   -------    -------     -------
Retained Earnings, December 31 (Note 8)            $94,759    $60,583     $72,088
                                                   =======    =======     =======

See Notes to Financial Statements.

                     SYSTEM ENERGY RESOURCES, INC.

            SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                                 1998        1997         1996         1995          1994
                                      (In Thousands)
Operating revenues           $  602,373   $  633,698   $  623,620   $  605,639   $  474,963
Net income                   $  106,476   $  102,295   $   98,668   $   93,039   $    5,407
Total assets                 $3,431,205   $3,432,031   $3,461,293   $3,431,012   $3,613,359
Long-term obligations (1)    $1,182,616   $1,364,161   $1,474,427   $1,264,024   $1,456,993
Electric energy sales (GWH)       8,259        9,735        8,302        7,212        8,653


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
Entergy   Arkansas,   Entergy  Gulf  States,  Entergy  Louisiana,   Entergy
Mississippi, Entergy New Orleans, and System Energy)

       The accompanying consolidated financial statements include the accounts of Entergy Corporation and its direct and indirect subsidiaries, including the domestic utility companies and System Energy, whose separate financial statements are included in this document. The financial statements presented herein result from these companies having registered securities with the SEC.

       As required by generally accepted accounting principles, all significant intercompany transactions have been eliminated. Entergy Corporation's domestic utility subsidiaries and System Energy maintain accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications, with no effect on net income or shareholders' equity.

      As discussed in Note 12, Entergy Corporation sold its investments in Entergy London and CitiPower in December 1998. Accordingly, the consolidated balance sheet does not include amounts for these entities as of December 31, 1998, and the consolidated statements of income and cash flows for 1998 include amounts for Entergy London and CitiPower through the dates of their respective sales.

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

Revenues and Fuel Costs

     Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi generate, transmit, and distribute electricity (primarily to retail customers) in Arkansas, Louisiana, and Mississippi, respectively. Entergy Gulf States generates, transmits, and distributes electricity primarily to retail customers in Texas and Louisiana; distributes gas at retail primarily in Baton Rouge, Louisiana; and also sells steam to a large refinery complex in Baton Rouge. Entergy New Orleans sells both electricity and gas to retail customers in the City of New Orleans, except for Algiers, where Entergy Louisiana is the electricity supplier.

       System Energy's operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1 from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1, plus System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf 1. System Energy's proposed rate increase is discussed in
Note 2 to the financial statements.

      A portion of Entergy Arkansas' and Entergy Louisiana's purchase of power from Grand Gulf has not been included in the determination of the cost of service to retail customers by the APSC and LPSC, respectively, as described in Note 2.

      The domestic utility companies accrue estimated revenues for energy delivered since the latest billings. The domestic utility companies' rate schedules include either fuel adjustment clauses or fixed fuel factors, both of which allow either current recovery or deferral of fuel costs until such costs are reflected in the related revenues. Fixed fuel factors remain in effect until changed as part of a general rate case, fuel reconciliation, or fixed fuel factor filing.

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

      Net utility plant by company and functional category, as of December 31, 1998, is shown below (in millions):

                                               Entergy     Entergy     Entergy      Entergy     Entergy      System
                                   Entergy    Arkansas   Gulf States  Louisiana   Mississippi New Orleans    Energy
Production
      Nuclear                     $    7,346   $    930  $     2,234    $  1,931   $        -     $     -   $   2,251
      Other                            1,453        343          626         210          203           9           -
Transmission                           1,581        448          482         318          302          21          10
Distribution                           3,094        937          825         732          438         162           -
Other                                    489        100          152          52           91          16          13
Plant acquisition adjustment -
      Entergy Gulf States                423          -            -           -            -           -           -
Other                                     99          -           31           -            -          68           -
Construction Work in Progress            911        202          105          85           35          20          57
Nuclear Fuel                             312         96           46          76            -           -          64
      (leased and owned)
Accumulated Provision for
      Decommissioning (1)               (379)      (253)         (54)        (72)           -           -           -
                                  -----------------------------------------------------------------------------------
        Utility Plant - Net       $   15,329  $   2,803  $     4,447    $  3,332  $     1,069   $     296   $   2,395
                                  ===================================================================================

 (1) The decommissioning liability related to the 30% of River Bend previously owned by Cajun and System Energy's decommissioning liability are recorded on the respective Balance Sheets in "Deferred Credits and Other Liabilities - Other".

      Depreciation is computed on the straight-line basis at rates based on the estimated service lives and costs of removal of the various classes of property. Depreciation rates on average depreciable property are shown below:

                   Entergy    Entergy      Entergy     Entergy       Entergy     System
         Entergy  Arkansas  Gulf States  Louisiana   Mississippi   New Orleans   Energy
  1998    3.0%      3.3%       2.6%         3.0%         2.5%          3.1%        3.3%
  1997    3.2%      3.1%       2.8%         3.0%         2.5%          3.1%        3.4%
  1996    3.0%      3.2%       2.7%         3.0%         2.4%          3.1%        3.3%

      AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is only realized in cash through depreciation provisions included in rates. Jointly-Owned Generating Stations

       Certain   Entergy  Corporation  subsidiaries  jointly  own  electric generating facilities with third parties. The investments and expenses associated with these generating stations are recorded by the subsidiaries to the extent of their respective undivided ownership interests. As of December 31, 1998, the subsidiaries' investment and accumulated depreciation in each of these generating stations were as follows:

                                                         Total
                                                        Megawatt                            Accumulated
Generating Stations                       Fuel Type    Capability  Ownership    Investment  Depreciation
                                                                                     (In Millions)
Entergy Arkansas
 Independence          Unit 1                Coal        836        31.50%      $ 118        $  50
                       Common Facilities     Coal                   15.75%         30           12
 White Bluff           Units 1 and 2         Coal      1,659        57.00%        399          188
Entergy Gulf States
 Roy S. Nelson         Unit 6                Coal        550        70.00%        401          187
 Big Cajun 2           Unit 3                Coal        540        42.00%        224           99
Entergy Mississippi -
 Independence          Units 1 and 2         Coal      1,678        25.00%        224           89
System Energy -
 Grand Gulf            Unit 1               Nuclear    1,200        90.00%(1)   3,454        1,197
Entergy Power -
 Independence          Unit 2                Coal        842        14.37%         81           30

(1)Includes  an  11.5%  leasehold interest held by System  Energy.   System
   Energy's Grand Gulf 1 lease obligations are discussed in Note 10 to the financial statements.

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

Distribution Licenses

      Distribution licenses represented the identifiable intangible assets related to London Electricity and CitiPower that exclusively permit distribution services to be provided within defined territories. Prior to the sales of Entergy London and CitiPower, licenses were being amortized over 40 years using the straight-line method during the periods in 1998, 1997, and 1996 in which Entergy owned these entities.

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

Investments

       Entergy applies the provisions of SFAS 115, "Accounting for Investments for Certain Debt and Equity Securities", in accounting for investments in decommissioning trust funds. As a result, Entergy has recorded on the consolidated balance sheet $99 million of additional value in the decommissioning trust funds of the domestic utility companies and System Energy. This increase represents the amount by which the fair value of the securities held in such funds exceeds the amounts deposited from rate recovery, plus the related earnings on the amounts deposited. In accordance with the regulatory treatment for decommissioning trust funds, Entergy has recorded an offsetting amount in unrealized gains on investment securities as a regulatory liability in other deferred credits.

Foreign Currency Translation

      All assets and liabilities of Entergy's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the end of the period. Revenues and expenses are translated at average exchange rates prevailing during the period. The resulting translation adjustments are reflected in a separate component of shareholders' equity. Current exchange rates are used for U.S. dollar disclosures of future obligations denominated in foreign currencies. No representation is made that the foreign currency denominated amounts have been, could have been, or could be converted into U.S. dollars at the rates indicated or at any other rates.

Earnings per Share

      The average number of common shares outstanding for the presentation of diluted earnings per share for the years 1998, 1997, and 1996 were greater by approximately 176,000, 140,000, and 165,000 shares, respectively, than the number of such shares for the presentation of basic earnings per share due to Entergy's stock option and other stock compensation plans discussed more thoroughly in Note 5.

     Options to purchase approximately 149,000, 225,000, and 235,000 shares of common stock at various prices were outstanding at the end of 1998, 1997, and 1996, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the market price of the common shares at the end of each of the years presented.

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

      SFAS 101, "Accounting for the Discontinuation of Application of FASB Statement No. 71", specifies how an enterprise that ceases to meet the criteria for application of SFAS 71 for all or part of its operations should report that event in its financial statements. In general, SFAS 101 requires that the enterprise report the discontinuation of the application of SFAS 71 by eliminating from its balance sheet all regulatory assets and liabilities related to the applicable segment. Additionally, if it is determined that a regulated enterprise is no longer recovering all of its costs and therefore no longer qualifies for SFAS 71 accounting, it is possible that an impairment may exist that could require further write-offs of plant assets.

      During 1997, EITF 97-4: "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101" was issued. This pronouncement specifies that SFAS 71 should be discontinued at a date no later than when the details of the transition to competition plan for all or a portion of the entity subject to such plan are known. However, other factors could cause the discontinuation of SFAS 71 before that date. Additionally, EITF 97-4 promulgates that regulatory assets to be recovered through cash flows derived from another portion of the entity that continues to apply SFAS 71 should not be written off; rather, they should be considered regulatory assets of the segment that will continue to apply SFAS 71.

      As of December 31, 1998, the majority of the domestic utility companies' and System Energy's operations continue to meet each of the criteria required for the use of SFAS 71, and the companies have recorded significant regulatory assets.

     During 1996, FERC issued orders that require utilities to provide open access to their transmission system to promote a more competitive market for wholesale power sales. As described in Note 2, the domestic utility companies have filed transition-to-competition proposals with their retail regulators providing, among other things, for accelerated recovery of certain capitalized costs to facilitate an orderly transition to a competitive retail power market. In response to these filings, certain regulatory commissions have begun proceedings to consider retail competition in their jurisdictions.

      Regulators, other than in Arkansas, have generally deferred action on the plans in lieu of their general proceedings on competition. Entergy cannot, at this time, predict the completion dates or ultimate outcome of these proceedings. Accordingly, the domestic utility companies and System Energy anticipate that they will continue to meet the criteria for the application of SFAS 71 in the foreseeable future.

Domestic Deregulated Operations

    Entergy Gulf States discontinued regulatory accounting principles for its wholesale jurisdiction and its steam department during 1989 and for the Louisiana retail deregulated portion of River Bend in 1991. The latter was in accordance with a deregulated asset plan representing an unregulated portion (approximately 24%) of River Bend (plant costs, generation, revenues, and expenses) established pursuant to a January 1992 LPSC order. The plan allows Entergy Gulf States to sell such generation to Louisiana retail customers at 4.6 cents per KWH or off-system at higher prices, with certain provisions for sharing such incremental revenue above 4.6 cents per KWH between ratepayers and shareholders.

    The results of these deregulated operations (before interest charges) for the years ended December 31, 1998, 1997, and 1996 are as follows (in thousands):

                                                       1998        1997         1996
Operating Revenues                                   $ 178,303   $ 155,471     $174,751
Operating Expenses
        Fuel, operating, and maintenance               137,579      89,987      119,784
        Depreciation                                    39,497      36,351       31,455
                                                     ---------   ---------    ---------
Total Operating Expense                                177,076     126,338      151,239
Income Tax Expense                                       1,154       9,416        9,598
                                                     ---------   ---------    ---------
  Net Income From Deregulated Utility Operations     $      73   $  19,717    $  13,914
                                                     =========   =========    =========

      The net investment associated with these deregulated operations was approximately $864 million as of December 31, 1998. This amount includes Cajun's interest in River Bend, which was transferred by Cajun's Trustee in Bankruptcy to Entergy Gulf States in late 1997 at a fair value of $139 million, based on management's estimate of its value at the time of transfer.

Impairment of Long-Lived Assets

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

      Assets regulated under traditional cost-of-service ratemaking, and thereby subject to SFAS 71 accounting, are generally not subject to impairment because this form of regulation assures that all allowed costs are subject to recovery. However, certain deregulated assets and other operations of the domestic utility companies totaling approximately $1.6 billion (pre-tax) could be affected in the future. Those assets include Entergy Arkansas' and Entergy Louisiana's retained shares of Grand Gulf 1, Entergy Gulf States' Louisiana deregulated asset plan, the Texas jurisdiction abeyed portion of the River Bend plant and the portion of the plant transferred from Cajun, and wholesale jurisdiction and steam department operations.

Change   in   Accounting  for  Nuclear  Refueling  Outage  Costs   (Entergy
Corporation and System Energy)

      System Energy filed a rate increase request with FERC in May 1995, which, among other things, proposed a change in the accounting recognition of incremental nuclear refueling outage costs from that of expensing those costs as incurred to deferring and amortizing those costs over the operating period immediately following the nuclear refueling outage. As described in Note 2, the FERC ALJ issued an initial decision in this proceeding in July 1996, agreeing to the change in recognition of outage costs proposed by System Energy. Accordingly, System Energy deferred the refueling outage costs incurred in the fourth quarter of 1996. As of December 31, 1996, System Energy's current assets included $24.0 million in deferred nuclear refueling outage costs, which were amortized over the next fuel cycle (approximately 18 months). Amortization of these costs in the fourth quarter of 1996 and in 1997 and 1998 amounted to $1.2 million, $16.4 million, and $6.4 million, respectively. This change had no material impact on the net income of either Entergy or System Energy because System Energy is recovering the refueling outage costs from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and these companies, in turn, will recover these costs from their ratepayers.

Derivative Financial Instruments

      Entergy uses a variety of derivative financial instruments, including interest rate and foreign currency swaps, and natural gas and electricity futures, forwards, and options, as a part of its overall risk management strategy.

     Entergy accounts for derivative financial instruments used to mitigate risk in accordance with hedge accounting. If such interest rate swap derivatives were to be sold or terminated, any gain or loss would be deferred and amortized over the remaining life of the debt instrument being hedged by the interest rate swap. If the debt instrument being hedged by the interest rate swaps were to be extinguished, any gain or loss attributable to the swap would be recognized in the period of the transaction.

      Entergy's power marketing and trading business enters into sales and purchases of electricity and natural gas for delivery up to 12 months in the future. Financial instruments used in connection with marketing and trading activities are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, derivative financial instruments are reflected at market value with resulting unrealized gains and losses recognized currently in income.

      Additional information concerning Entergy's derivative instruments outstanding as of December 31, 1998 is included in Notes 7, 9, and 12 to the financial statements.

Fair Value Disclosures

     The estimated fair value of financial instruments was determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. The estimated fair value of derivative financial instruments is based on market quotes of the applicable interest or foreign currency exchange rates, or a survey of electricity forward prices. Considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange. In addition, gains or losses realized on financial instruments held by regulated businesses may be reflected in future rates and therefore do not accrue to the benefit or detriment of stockholders.

      Entergy considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. In addition, Entergy does not expect that performance of its obligations will be required in connection with certain off-balance sheet commitments and guarantees considered financial instruments. For these reasons, and because of the related-party nature of these commitments and guarantees, determination of fair value is not considered practicable. Additional information regarding financial instruments is included in Notes 4, 5, 7, and 9 to the financial statements.

New Accounting Pronouncements

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


NOTE 2.   RATE AND REGULATORY MATTERS

Retail Rate Proceedings

Filings with the APSC  (Entergy Corporation and Entergy Arkansas)

      In December 1997, the APSC approved a settlement agreement, which provides for the following:

     o accelerated amortization of Entergy Arkansas' Grand Gulf purchased power obligation in an amount totaling $165.3 million over the period from January 1999 to June 2004;
     o the establishment of a transition cost account to collect earnings in excess of an 11% return on equity to offset against stranded costs when retail access is implemented;
     o a rate freeze for at least a three-year period;
     o the establishment of four generic dockets to address competition and transition issues that must be resolved prior to retail access; and
     o rate decreases totaling $200 million over the two-year period 1998-1999. However, the net income effect from these reductions is only approximately $22 million.

During 1998, Entergy Arkansas' operating expenses reflected reserves of $74.0 million ($45 million net of taxes) to record the 1998 accrual of excess earnings and an adjustment of the December 1997 accrual. As of December 31, 1998, the transition cost account balance was $90.6 million. Additional reserves may also be required in 1999 based on earnings reviews. In management's opinion, Entergy Arkansas continues to meet each of the criteria required for the continued application of SFAS 71. Refer to "Application of SFAS 71" in Note 1 for a discussion of this issue.

Filings with the PUCT and Texas Cities

Recovery of River Bend Costs  (Entergy Corporation and Entergy Gulf States)

     In March 1998, the PUCT issued an order disallowing recovery of $1.4 billion of company-wide abeyed River Bend plant costs and approximately $157 million of Texas retail jurisdiction deferred River Bend operating and carrying costs (Abeyed Deferrals). Based on its long-lived asset impairment policy, Entergy Gulf States wrote off Abeyed Deferrals of $169 million, net of tax, effective January 1, 1996. The River Bend plant costs have been held in abeyance since 1988, during which time they have been the subject of several appeals by Entergy Gulf States. As of December 31, 1998, such costs (net of taxes and depreciation) totaled approximately $249 million.

     Following denial by the PUCT of its motion for rehearing, Entergy Gulf States has again appealed the PUCT's decision on this matter to the Travis County District Court in Texas. The settlement agreement discussed below, if approved, would require that Entergy Gulf States not act on its appeal before January 1, 2002 and would limit the potential recovery to $115 million net plant in service as of January 1, 2002, less depreciation over the remaining life of the plant beginning January 1, 2002 through the date the plant costs are included in rate base, provided that any such recovery shall not be used to increase rates above the level agreed to in the settlement agreement. Based on advice of counsel, management believes that it is probable that the matter will be remanded again to the PUCT for a further ruling on the prudence of the abeyed plant costs and it is reasonably possible that some portion of these costs will be included in rate base. Therefore, management believes that the reserves discussed below are adequate to reflect the probable outcome of the abeyed plant costs proceeding, but no assurance can be given that additional future reserves or write-offs will not be required.

      In October 1998, the PUCT issued a final order in the judicial remand of the PUCT's 1988 decision to require Entergy Gulf States to use tax benefits generated by disallowed expenses to reduce rates. The PUCT's order reduced the amount of the requested recovery to $75 million, primarily by reducing the requested carrying costs based on an overall rate of return to the amounts allowed for the over- and under-billing for utility service. This allowed recovery was used to offset the retroactive rate refund discussed below. Following the overruling of its motion for rehearing, Entergy Gulf States filed an appeal in November 1998 contending that the PUCT had improperly reduced its recovery. No assurance can be given as to the timing or outcome of the appeal. The settlement discussed below, if approved, would require Entergy Gulf States to dismiss this appeal.

Rate Proceedings  (Entergy Corporation and Entergy Gulf States)

      As the result of an investigation of the reasonableness of Entergy Gulf States' rates, the PUCT in March 1995 ordered an annual base rate reduction of $36.5 million retroactive to March 31, 1994, which resulted in a 1995 refund to customers of $61.8 million (including interest). Entergy Gulf States and other parties have appealed the PUCT order, but no assurance can be given as to the timing or outcome of the appeal. The settlement discussed below, if approved, would require Entergy Gulf States and other signatories to the settlement to dismiss this appeal.

      In accordance with the Merger agreement, Entergy Gulf States filed a rate proceeding with the PUCT in November 1996. In April 1996, certain cities served by Entergy Gulf States (Cities) instituted investigations of the reasonableness of Entergy Gulf States' rates. In May 1996, the Cities agreed to forego their pending investigation based on the assurance that any rate decrease ordered in the November 1996 filing would be retroactive to June 1, 1996, with accrued interest until refunded. The agreement further provided that no base rate increase would be retroactive. Subsequent to the November 1996 filing, the Cities passed ordinances reducing Entergy Gulf States' rates by $43.6 million. Entergy Gulf States appealed these ordinances to the PUCT, and these appeals were consolidated in the November 1996 rate proceeding before the PUCT. A proposal to achieve an orderly transition to retail electric competition in Texas, similar to the filing described below that Entergy Gulf States made with the LPSC, was included in the November 1996 filing. This filing with the PUCT was litigated in four phases as follows:

    1. fuel factor/fuel reconciliation phase, of which Entergy Gulf States believes there was an under-recovered fuel balance of $41.4 million, including interest, for the period from July 1995 to June 1996;
    2. revenue requirement phase;
    3. cost allocation/rate design phase; and
    4. competitive issues phase.

A supplemental filing with respect to the fourth phase was made with the PUCT in April 1997, outlining a comprehensive market reform proposal calling for the establishment of retail competition, service quality standards, a regional power exchange, and an independent system operator. Entergy Gulf States requested from the PUCT a reciprocal commitment to provide an opportunity for the full recovery of prudently incurred investments previously approved by regulators. The rebuttal testimony of Entergy Gulf States in the competition phase of the case modified its position to include elements from the 1997 proposed Texas legislation addressing retail access. Most notable were the provisions calling for a transition period through the year 2001 and rate reductions for residential and most commercial customers.

      In June 1998, the PUCT began its deliberations on the Entergy Gulf States' rate case filed in November 1996. The PUCT did not accept settlements filed in March and June of 1998 by Entergy Gulf States and various intervenor groups. In July 1998, the PUCT issued an order and, after making modifications on rehearing, issued its second order on rehearing in October 1998. The second order on rehearing reduces Entergy Gulf States' Texas rates by approximately $111 million annually effective December 18, 1998, offset through May 1999 by accelerated recovery of accounting order deferrals, resulting in a net reduction of $69 million on an annual basis through that date. This order also required a refund of $76 million, subject to a true-up adjustment. This refund is calculated as a rate reduction and service quality refund retroactive to June 1996, offset by the accelerated recovery of the accounting order deferrals, a fuel surcharge, and recovery of amounts allowed in the income tax remand case discussed above. This refund amount was reduced by $32 million from the original refund ordered in the July 1998 order, but was offset by the passage of time from the original rate reduction's assumed effective date of August 1998 to the new assumed effective date of December 1, 1998. Entergy Gulf States filed a motion for reconsideration, which was overruled by the PUCT. The refunds pursuant to the PUCT's order began in August 1998 and the ordered rate decrease was implemented in December 1998. Entergy Gulf States has appealed the PUCT's October 1998 order on rehearing, but no assurance can be given as to the timing or outcome of the appeal. The settlement discussed below, if approved, would require Entergy Gulf States to dismiss this appeal. During 1997 and 1998, Entergy Gulf States' operating revenues reflected reserves of $381 million ($227 million net of taxes) and $114.3 million ($68.1 million net of taxes), respectively, which were recorded based on management's estimates of the probable outcome of the rate case and abeyed plant cost proceedings.

      In the PUCT's October 1998 second order on rehearing, the PUCT also disallowed recovery of approximately $49 million of Entergy's affiliate costs allocated to Entergy Gulf States in Texas. Entergy's affiliate costs principally result from:

     o managing fossil and nuclear generating plants;
     o managing transmission and distribution systems;
     o providing human resources, accounting, and legal services; and
     o providing other necessary services to Entergy Corporation's electric utility subsidiaries.

     The PUCT has published proposed "Code of Conduct" rules governing affiliate transactions. Although these rules have not been adopted, management believes that the rules, if adopted as proposed, would severely restrict the type and extent of services that Entergy's service companies could provide to Entergy Gulf States. Management believes that adoption of these rules would result in higher costs for Entergy Gulf States and its Texas and Louisiana customers. Other state or local regulators with jurisdiction over Entergy's utility subsidiaries may propose similar rules in the future. Legislation currently pending in Texas and Arkansas also includes provisions governing affiliate transactions or the competitive use of information obtained in the course of the regulated utility business.

     In November 1998, Entergy Gulf States filed a new rate application with the PUCT requesting the approval of tariffs and riders designed to collect a total non-fuel base rate revenue requirement for the Texas retail jurisdiction of $457.2 million based on the test year ended June 30, 1998. In December 1998, Entergy Gulf States updated this filing to reflect the base rate revenues from the PUCT's October 1998 second order on rehearing in its cost of service study. In the update, Entergy Gulf States agreed to cap the base rate revenue requirement at the level proposed in the initial filing. The modified filing seeks an annualized base rate increase of $84.6 million through January 31, 2000 and $95.5 million thereafter. Management cannot predict the ultimate outcome of this rate proceeding.

     On February 1, 1999, Entergy Gulf States entered into a settlement agreement with all but one of the parties to Entergy Gulf States' pending Texas rate proceeding. If approved, the settlement agreement would resolve the pending approval of Entergy Gulf States' 1996 rate proceedings as well as its 1998 rate proceedings and all pending appeals in other matters, except for the appeal in the River Bend cost recovery proceeding. The settlement agreement provides for the following:

     o an annual $4.2 million base rate reduction, effective March 1, 1999, which is in addition to the annual $69 million base rate reduction
       (net of River Bend accounting order deferrals) in the PUCT's second order on rehearing in October 1998;
     o a reduced fixed fuel factor, effective March 1, 1999;
     o a methodology for semi-annual revisions of the fixed fuel factor based on the market price of natural gas;
     o a base rate freeze through June 1, 2000;
     o remaining River Bend accounting order deferrals as of January 1, 1999, are to be amortized over three years on a straight-line basis, provided that such accounting order deferrals shall not be recognized in any subsequent base rate case or stranded cost calculation;
     o the dismissal of all pending appeals relating to Entergy Gulf States' proceedings with the PUCT, except the River Bend appeal discussed below; and
     o the potential recovery in the River Bend appeal is limited to $115 million net plant in service as of January 1, 2002, less depreciation over the remaining life of the plant beginning January 1, 2002 through the date the plant costs are included in rate base, provided that any such recovery shall not be used to increase rates above the level agreed to in the settlement agreement.

On February 19, 1999, the PUCT approved the implementation of new rates consistent with the terms of the settlement agreement on an interim basis, pending final approval of the settlement agreement. The new rates were made effective on March 1, 1999. The PUCT will hold a hearing on the settlement agreement on April 13, 1999, and a final decision is expected in May 1999. Management cannot predict the likelihood that the PUCT will approve the settlement agreement.

PUCT Fuel Cost Review  (Entergy Corporation and Entergy Gulf States)

     In December 1995, Entergy Gulf States filed a fuel and purchased power reconciliation filing with the PUCT to recover $22.4 million, including interest, of fuel under-recoveries incurred during the period from January 1994 through June 1995. The PUCT issued an order on rehearing approving the recovery of $18.5 million of the under-recovered fuel balance. Entergy Gulf States has appealed portions of the PUCT's order to the Texas District Court. No assurance can be given as to the timing or outcome of these appeals. The settlement agreement discussed above, if approved, would require Entergy Gulf States to dismiss this appeal.

     In September 1998, Entergy Gulf States filed an application with the PUCT for an increase in its fixed fuel factor and a surcharge to Texas retail customers for the cumulative under-recovery of fuel and purchased power costs. The proposed increase in the fixed fuel factor would have resulted in increased revenues of $55.6 million annually compared to the then current fixed fuel factor. The proposed surcharge was designed to recover $128.1 million, including interest, for fuel under-recoveries incurred during the period from July 1996 through June 1998. Hearings on this application were held in October 1998, and the PUCT issued an order in December 1998. The PUCT's order adopted the terms of a non-unanimous stipulation whereby a revised fuel factor and fuel surcharge would be implemented that would result in increased revenues of $42.4 million annually and recovery of $112.1 million of under-recovered fuel costs, inclusive of interest, over a 24-month period. These increases were implemented in the first billing cycle in February 1999. As discussed above, Entergy Gulf States has entered into a settlement agreement in its pending base rate proceeding under which the fixed fuel factor will be reduced effective March 1, 1999 and will be adjusted thereafter on a semi-annual basis. This fuel factor reduction was approved by the PUCT on an interim basis on February 18,1999. All amounts at issue in this proceeding will be the subject of a future fuel reconciliation proceeding before the PUCT, at which time the PUCT will consider the reasonableness of the Entergy Gulf States' fuel and purchased power expenses extending back to July 1, 1996. Management cannot predict the ultimate outcome of the fuel reconciliation proceeding.

NISCO Unrecovered Costs  (Entergy Corporation and Entergy Gulf States)

     In 1986, the PUCT ordered that the purchased power costs from NISCO in excess of Entergy Gulf States' avoided costs be disallowed. The PUCT disallowance resulted in approximately $12 million to $15 million of unrecovered purchased power costs on an annual basis, which Entergy Gulf States continued to expense as the costs were incurred. In April 1991, the Texas Supreme Court ordered the PUCT to allow Entergy Gulf States to recover reasonable and necessary purchased power payments in excess of its avoided cost in future proceedings. Based on a January 1992 filing by
Entergy Gulf States requesting a new fixed fuel factor and a final reconciliation of fuel and purchased power costs incurred between December 1986 and September 1991, the PUCT in June 1993 concluded that purchased power costs from NISCO in excess of Entergy Gulf States' avoided costs were not reasonably incurred. In October 1993, Entergy Gulf States appealed the PUCT's order to the Travis County District Court where the matter is still pending. As of December 31, 1998, Entergy Gulf States had recorded $200.2 million of unrecovered purchased power costs and deferred revenue pending the appeal to the District Court. No assurance can be given as to the timing or outcome of the appeal. The settlement agreement discussed above, if approved, would require Entergy Gulf States to dismiss this appeal.

Filings with the LPSC

(Entergy Corporation and Entergy Gulf States)

Annual Earnings Reviews

     In May 1995, Entergy Gulf States filed its second required post-Merger earnings analysis with the LPSC. Hearings on this review were held in December 1995. In October 1996, the LPSC issued an order requiring a $33.3 million annual base rate reduction and a $9.6 million refund. One component of the rate reduction removes from base rates approximately $13.4 million annually of costs that will be recovered in the future through the fuel adjustment clause. Subsequently, Entergy Gulf States appealed the LPSC's order and obtained an injunction to stay the order, except insofar as it requires the $13.4 million reduction, which Entergy Gulf States implemented in November 1996. In addition, pursuant to an October 1996 settlement with the LPSC, Entergy Gulf States will be allowed to recover $8.1 million annually related to certain gas transportation and storage facilities costs. This amount will be applied as an offset against any refund that may be required by a final judgment in Entergy Gulf States' appeal of the second post-Merger earnings review order.

      In May 1996, Entergy Gulf States filed its third required post-Merger earnings analysis with the LPSC. Based on this filing, Entergy Gulf States implemented a $5.3 million annual rate reduction in June 1996. In September 1998, the LPSC issued an order in the third required post-Merger earnings analysis that required a refund of $44.8 million for the period June 1996 through May 1997, and a prospective rate reduction of $54.6 million effective September 20, 1998. Entergy Gulf States has appealed this order and has been granted injunctive relief pending a final decision on appeal.

     In May 1997, Entergy Gulf States filed its fourth post-Merger earnings analysis with the LPSC. Hearings were concluded in 1998 and a final decision by the LPSC is expected during the first half of 1999.

     In May 1998, Entergy Gulf States filed its fifth required post-Merger earnings analysis with the LPSC. This filing will be subject to review by the LPSC, which may result in a change in rates. Hearings are scheduled to begin in May 1999.

      In July 1998, Entergy Gulf States implemented an $18 million rate reduction effective July 29, 1998 to reflect reductions that are expected to occur as a result of Entergy Gulf States' annual earnings reviews. In addition, Entergy Gulf States' operating revenues during the fourth quarter of 1998 reflect reserves of $102.2 million ($60.9 million net of taxes) based on management's estimates of the probable outcome of such annual earnings reviews as well as the LPSC fuel cost review discussed below. Proceedings on issues in the second, third, fourth and fifth post-Merger earnings analyses will continue.

LPSC Fuel Cost Review

      In September 1996, the LPSC completed the second phase of its review of Entergy Gulf States' fuel costs, which covered the period October 1991 through December 1994. In October 1996, the LPSC issued an order requiring a $34.2 million refund. The refund includes a disallowance of $14.3 million of capital costs (including interest) related to certain gas transportation and storage facilities, which were recovered through the fuel clause, and which have been refunded pursuant to the October 1996 LPSC Settlement. Entergy Gulf States will be permitted to recover these costs in the future through base rates. Subsequently, Entergy Gulf States appealed and received an injunction to stay this order, except insofar as the order required the $14.3 million refund. In January 1999, the Louisiana Supreme Court affirmed the LPSC's October 1996 order. Pursuant to this decision, Entergy Gulf States expects to refund the remaining $19.9 million (including interest) in the first quarter of 1999. In 1998, management reserved for this refund in connection with estimates of the probable outcome of this proceeding and the annual earnings reviews discussed above.

(Entergy Corporation, Entergy Gulf States, and Entergy Louisiana)

      In September 1996, Entergy Gulf States and Entergy Louisiana filed proposals with the LPSC designed to achieve an orderly transition to retail electric competition in Louisiana, while protecting certain classes of ratepayers from bearing the burden of cost shifting. The proposals consist of the following:

     o no increase in rates for any customer class;
     o a universal service charge for customers that remain connected to Entergy Gulf States' or Entergy Louisiana's electric facilities but choose to purchase their electricity from another source;
     o a seven-year base rate freeze in the Louisiana areas serviced by Entergy Gulf States and Entergy Louisiana; and
     o complete recovery, over a seven-year period, of the remaining plant investment associated with River Bend and Waterford 3 as of December 31, 1995.

In February 1997, the LPSC identified certain issues embodied in the Entergy Gulf States and Entergy Louisiana proposals that will be addressed in those companies' existing rate dockets, and other issues that will be addressed in an ongoing generic regulatory proceeding examining electric utility industry restructuring. During 1998, hearings were conducted related to the quantification of potential stranded costs. The ALJ should issue a recommendation in 1999 for consideration by the LPSC.

     During 1998, the LPSC also identified seven areas for consideration in the generic rulemaking docket on competition in the electric utility industry to address whether competition in the electric utility industry is in the public's best interest. Each Louisiana electric utility and intervening party filed comments and responses to the LPSC Staff's data requests, and hearings were held on each issue. This proceeding should produce a generic rulemaking order in 1999.

(Entergy Corporation and Entergy Louisiana)

      In May 1997, Entergy Louisiana made its second annual performance-based formula rate plan filing with the LPSC for the 1996 test year. This filing resulted in a total rate reduction of approximately $54.5 million, which was implemented beginning in the first billing cycle of July 1997.
Rates were reduced by an additional $0.7 million effective July 1, 1997, and by an additional $2.9 million effective March 1998. Upon completion of the hearing process in December 1998, the LPSC issued an order requiring an additional rate reduction and refund, although the amounts thereof were not quantified. Entergy Louisiana has appealed this order, and has obtained a preliminary injunction pending a final decision on appeal.

     In September 1998, Entergy Louisiana made its third annual performance-
based  formula rate plan filing with the LPSC for the 1997 test year.   The
filing indicated that earnings were such that no change in rates would be warranted with the exception of the elimination of a $3.7 million one-time credit that will result in a rate increase in this amount. Hearings will be conducted on this filing in 1999, after which the LPSC may order further rate adjustments. In September 1998, the LPSC issued an order extending
the   annual  performance-based  formula  rate  plan  filings  for  Entergy
Louisiana for an additional three years, through an April 2000 filing for the 1999 test year.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

      In March 1998, Entergy Mississippi filed its annual earnings review with the MPSC under its performance-based formula rate plan for the 1997 test year. In April 1998, the MPSC issued an order approving a prospective rate reduction of $6.6 million. This rate reduction went into effect May 1, 1998.

      From 1996 to the present, Entergy Mississippi and the MPSC have been addressing issues regarding an orderly transition to a more competitive market for electricity. As a result of these discussions and recent hearings held in April 1998, the MPSC issued a Revised Proposed Transition Plan (the Plan) in June 1998 that omitted the previous restriction on securitization of stranded costs and provided for enabling legislation necessary to implement the Plan in 2000. The Plan also provides for retail competition in Mississippi to begin January 1, 2001 and for recovery of allowable stranded costs through a non-bypassable charge during a transition period between January 2001 and the end of 2004. The MPSC conducted hearings in September 1998 on the market power and reliability studies previously filed (as requested by the MPSC) by the investor-owned utilities in Mississippi. During November 1998, the MPSC conducted hearings to address certification requirements and load dispatch and control rules.

Filings with the Council  (Entergy Corporation and Entergy New Orleans)

      In connection with the Council's rate investigation, Entergy New Orleans submitted its cost of service and revenue requirement filing along with its transition to competition plan in September 1997. In November 1997, the Council severed the traditional ratemaking issues from the transition filings and established separate dockets for electric competition and gas competition. Hearings related to the rate investigation were held and concluded in July 1998. Entergy New Orleans filed a settlement agreement before the Council, which was approved in November 1998. The settlement agreement required the following:

     o base rate reductions for Entergy New Orleans' electric customers of $7.1 million effective January 1, 1999, $3.2 million effective October 1, 1999, and $16.1 million effective October 1, 2000;
     o a base rate reduction for Entergy New Orleans' gas customers of $1.9 million effective January 1999; and
     o no base rate increases prior to October 1, 2001.

     In October 1998, the Council established a procedural schedule for the purpose of determining if natural gas retail competition is in the public's best interest. Under this procedural schedule, several technical conferences will be held, followed by filed testimony from all participants. Hearings are scheduled to begin in May 1999. The electric transition-to-competition filing made in September 1997 is generally similar to those filed for the other domestic utility companies. No procedural schedule has been established for that proceeding.

     The Council is currently investigating the prudence of Entergy New Orleans' natural gas purchasing practices. The procedural schedule established for this docket requires all parties to file testimony through the first quarter of 1999 and hearings are expected to begin in May 1999.

River Bend Cost Deferrals  (Entergy Corporation and Entergy Gulf States)

      Entergy Gulf States was amortizing $182 million of River Bend operating and purchased power costs, depreciation, and accrued carrying charges over a 20-year period; however, the PUCT recently accelerated the recovery of these deferrals to a three-year recovery period ending in May 1999. In 1998, Entergy Gulf States recorded reserves of $81.6 million ($48.6 million net of taxes) reflecting such accelerated recovery pending a final decision on Entergy Gulf States' appeal. The settlement agreement discussed above, if approved, would require Entergy Gulf States to dismiss this appeal; however, it also allows Entergy Gulf States to amortize the remaining deferral balance as of January 1, 1999 over three years on a straight-line basis, provided that such accounting order deferrals shall not be recognized in any subsequent base rate case or stranded cost calculation.

     Also, in accordance with a phase-in plan approved by the LPSC, Entergy Gulf States deferred $294 million of its River Bend costs related to the period February 1988 through February 1991. These deferrals have been fully recovered pursuant to the phase-in plan, which expired in February 1998.

Grand Gulf 1 Deferrals

(Entergy Corporation and Entergy Arkansas)

      Under the settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas agreed to retain a portion of its Grand Gulf l-related costs, recover a portion of such costs currently, and defer a portion of such costs for future recovery. Deferrals ceased in 1990, and Entergy Arkansas has fully recovered such deferrals pursuant to the phase-in plan, which expired in November 1998. In 1996 and subsequent years, Entergy Arkansas retains 22% of its 36% share (approximately 7.92%) of Grand Gulf 1 costs and recovers the remaining 78%. In the event that Entergy Arkansas is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided energy cost, which is currently less than Entergy Arkansas' cost of energy from its retained share.

(Entergy Corporation and Entergy Louisiana)

      In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted rate relief with respect to costs associated with Entergy Louisiana's share of capacity and energy from Grand Gulf l, subject to certain terms and conditions. In November 1988, Entergy Louisiana agreed to retain, and not recover from retail ratepayers, 18% of its 14% share (approximately 2.52%) of the costs of Grand Gulf l capacity and energy. Non-fuel operation and maintenance costs for Grand Gulf 1 are recovered through Entergy Louisiana's base rates. Entergy Louisiana is allowed to recover through the fuel adjustment clause 4.6 cents per KWH for the energy related to its retained portion of these costs. Alternatively, Entergy Louisiana may sell such energy to nonaffiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC's approval.

(Entergy Corporation and Entergy Mississippi)

      Entergy Mississippi entered into a plan with the MPSC that provided, among other things, for the recovery by Entergy Mississippi, in equal annual installments over 10 years beginning October 1, 1988, of all Grand Gulf 1-related costs deferred through September 30, 1988, pursuant to a final order by the MPSC. Additionally, the plan provided that Entergy Mississippi would defer, in decreasing amounts, a portion of its Grand Gulf 1-related costs over four years beginning October 1, 1988. Entergy Mississippi recovered these deferrals along with related carrying charges over the six-year period from October 1992 to September 1998. The completion of the recovery of the deferred costs and associated carrying charges, offset by i) the accelerated recovery of Entergy Mississippi's Grand Gulf purchased power obligation, and ii) the recovery of a portion of Entergy Mississippi's allocation of the proposed System Energy wholesale rate increase discussed herein, resulted in a $127.1 million annual rate reduction for Entergy Mississippi as of October 1, 1998. The reduction will not result in a decrease in Entergy Mississippi's income as the phase-in plan deferrals have now been fully amortized and no further expense associated with the phase-in plan will be recognized.

(Entergy Corporation and Entergy New Orleans)

      Under Entergy New Orleans' various rate settlements with the Council in 1986, 1988, and 1991, Entergy New Orleans agreed to absorb and not recover from ratepayers a total of $96.2 million of its Grand Gulf 1 costs. Entergy New Orleans was permitted to implement annual rate increases in decreasing amounts each year through 1995, and to defer certain costs and related carrying charges for recovery on a schedule extending from 1991 through 2001. As of December 31, 1998, the uncollected balance of Entergy New Orleans' deferred costs was $64.2 million.

FERC Settlement (Entergy Corporation and System Energy)

      In November 1994, FERC approved an agreement settling a long-standing dispute involving income tax allocation procedures of System Energy. In accordance with the agreement, System Energy will refund a total of approximately $62 million, plus interest, to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans through June 2004. System Energy also reclassified from utility plant to other deferred debits approximately $81 million of other Grand Gulf 1 costs. Although such costs are excluded from rate base, System Energy is amortizing and recovering these costs over a 10-year period. Interest on the $62 million refund and the loss of the return on the $81 million of other Grand Gulf 1 costs will reduce Entergy's and System Energy's net income by approximately $10 million annually until 2004.

Proposed Rate Increase (System Energy, Entergy Mississippi, and Entergy New Orleans)

(System Energy)

      System Energy filed an application with FERC in May 1995, for a $65.5 million rate increase. The request seeks changes to System Energy's rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation rate, and the rate of return on common equity. The request also includes a proposed change in the accounting recognition of nuclear refueling outage costs from that of expensing those costs as incurred to the deferral and amortization method described in Note 1. In December 1995, System Energy implemented the $65.5 million rate increase, subject to refund, for which a portion has been reserved. Following hearings on System Energy's request in July 1996, the ALJ issued an initial decision that agreed with certain of System Energy's proposals, including the change in accounting for nuclear refueling outage costs, while rejecting a proposed increase in return on common equity and recommending instead a slight decrease in the allowed return. The ALJ also rejected the proposed change in the decommissioning cost methodology. The decision of the ALJ is preliminary and may be modified in the final decision by FERC. No assurance can be given as to the timing or outcome of the rate increase request or the amount of any refunds in excess of reserves that may be required.

(Entergy Mississippi)

      Entergy Mississippi's allocation of the proposed System Energy wholesale rate increase is $21.6 million annually. In July 1995, Entergy Mississippi filed a schedule with the MPSC that defers the retail recovery of the System Energy rate increase. The deferral plan, which was approved by the MPSC, began in December 1995, the effective date of the System Energy rate increase, and will end after the issuance of a final order by FERC. Under this plan, the deferral period ended September 1998, and the deferred amount would have been amortized over 48 months beginning in October 1998. Although the deferral period under the plan has ended, FERC has not yet issued an order. For that reason, Entergy Mississippi filed a revised deferral plan with the MPSC in August 1998 that provides for recovery, effective with October 1998 billings, of $11.8 million of the System Energy rate increase that was approved by the FERC ALJ's initial decision in July 1996. The $11.8 million is being amortized over the original 48-month period, which began in October 1998. The amount of System Energy's proposed increase in excess of the $11.8 million will continue to be deferred until the issuance of a final order by the FERC, or October 2000, whichever occurs first. These deferred amounts, plus carrying charges, will be amortized over a 45-month period beginning in October 2000.

(Entergy New Orleans)

      Entergy New Orleans' allocation of the proposed System Energy wholesale rate increase is $11.1 million annually. In February 1996, Entergy New Orleans filed a plan with the Council to defer 50% of the amount of the System Energy rate increase. The deferral began in February 1996 and will end after the issuance of a final order by FERC.

Grand Gulf Accelerated Recovery Tariff

(Entergy Arkansas)

      In April 1998, FERC approved the Grand Gulf Accelerated Recovery Tariff that Entergy Arkansas filed as part of the settlement agreement that was approved by the APSC in December 1997. The tariff was designed to allow Entergy Arkansas to pay down a portion of its Grand Gulf obligation in advance of the implementation of retail access in Arkansas. The tariff became effective on January 1, 1999. The settlement agreement with the APSC is discussed above in "Filings with the APSC." In December 1998, an intervenor group filed a motion with FERC to suspend this tariff, alleging that the tariff is inconsistent with FERC policy on accelerated depreciation announced in an August 1998 decision.

(Entergy Mississippi)

      In September 1998, FERC approved the Grand Gulf Accelerated Recovery Tariff for Entergy Mississippi's allocable portion of Grand Gulf, which was filed with FERC in August 1998. The tariff provides for the acceleration of Entergy Mississippi's Grand Gulf purchased power obligation in an amount totaling $221.3 million over the period October 1, 1998 through June 30, 2004, and is used to offset the rate reduction described above in "Grand Gulf 1 Deferrals."


NOTE 3.   INCOME TAXES

      Income tax expenses for 1998, 1997, and 1996 consist of the following (in thousands):

             1998                          Entergy    Entergy    Entergy     Entergy      Entergy    System
                                 Entergy  Arkansas  Gulf States Louisiana  Mississippi  New Orleans  Energy
Current:
  Federal                        $235,979  $ 68,814  $   43,729   $69,551  $     34,984  $   15,010  $91,107
  Foreign                          28,156         -           -         -             -           -        -
  State                            67,163    14,853      17,218    12,643         5,541       2,530   14,378
                                 ---------------------------------------------------------------------------
    Total                         331,298    83,667      60,947    82,194        40,525      17,540  105,485
Deferred -- net                  (109,474)   (7,153)    (90,314)   32,506       (10,983)     (6,993) (24,745)
Investment tax credit
   adjustments -- net              44,911    (5,140)     61,140    (5,596)       (1,511)       (505)  (3,477)
                                 ---------------------------------------------------------------------------
   Recorded income tax expense   $266,735  $ 71,374   $  31,773  $109,104  $     28,031  $   10,042  $77,263
                                 ===========================================================================

             1997                            Entergy     Entergy     Entergy     Entergy      Entergy     System
                                 Entergy    Arkansas   Gulf States  Louisiana   Mississippi New Orleans   Energy
Current:
  Federal                         $433,444   $ 113,278  $   68,881  $   94,448   $   49,472  $   12,003   $  98,428
  Foreign                          237,337           -           -           -            -           -           -
  State                             76,905      23,756       6,007      19,974        9,476       2,096      15,596
                                  ---------------------------------------------------------------------------------
    Total                          747,686     137,034      74,888     114,422       58,948      14,099     114,024
Deferred -- net                   (312,691)    (73,406)   (104,435)     (9,833)     (30,697)     (1,369)    (35,894)
Investment tax credit
   adjustments -- net               36,346      (4,408)     51,949      (5,624)      (1,507)       (588)     (3,476)
                                  ---------------------------------------------------------------------------------
   Recorded income tax expense    $471,341  $   59,220  $   22,402  $   98,965   $   26,744  $   12,142  $   74,654
                                  =================================================================================

             1996                            Entergy     Entergy      Entergy     Entergy      Entergy     System
                                 Entergy    Arkansas   Gulf States   Louisiana   Mississippi New Orleans   Energy
Current:
  Federal                         $272,036   $ 108,583  $       510 $   78,629   $   64,358  $   23,860   $  19,637
  State                             72,204      21,888          201     21,122        9,635       4,631      13,508
                                  ---------------------------------------------------------------------------------
    Total                          344,240     130,471          711     99,751       73,993      28,491      33,145
Deferred -- net                    100,572     (41,261)     106,715     24,656      (29,390)    (11,587)     52,447
Investment tax credit
   adjustments -- net              (23,653)     (4,766)      (5,335)    (5,847)      (3,497)       (687)     (3,471)
                                  ---------------------------------------------------------------------------------
   Recorded income tax expense    $421,159  $   84,444  $   102,091  $ 118,560  $    41,106  $   16,217   $  82,121
                                  =================================================================================

      Total income taxes differ from the amounts computed by applying the statutory income tax rate to income before taxes. The reasons for the differences for the years 1998, 1997, and 1996 are (amounts in thousands):

                                                             Entergy     Entergy     Entergy      Entergy     Entergy     System
                     1998                         Entergy    Arkansas  Gulf States  Louisiana   Mississippi New Orleans   Energy
Computed at statutory rate (35%)                  $368,327  $   63,814  $   27,358  $  101,007   $   31,734  $    9,162   $ 64,309
Increases (reductions) in tax
      resulting from:
    State income taxes net of
        federal income tax effect                   37,494       9,289       7,744       9,156        3,053         831      7,421
    Depreciation                                    40,578       6,497      11,099       8,147         (686)        888     14,633
    Rate deferrals - net                              (511)        701         659         372       (2,535)        292          -
   Amortization of investment
        tax credits                                (21,285)     (5,136)     (5,061)     (5,592)      (1,512)       (504)    (3,480)
    Flow-through/permanent
        differences                                 (1,280)      3,150      (4,285)       (188)         149         (88)       (18)
    US tax on foreign income                       112,799           -           -           -            -           -          -
    Non-taxable gain on sale
       of foreign assets                           (20,283)          -           -           -            -           -          -
    Change in UK statutory rate                    (31,703)          -           -           -            -           -          -
     US tax rate in excess of foreign tax rate      (4,605)          -           -           -            -           -          -
    Foreign subsidiary basis difference            (58,235)          -           -           -            -           -          -
    Reduced rate on gain on sale
     of foreign assets                             (56,712)          -           -           -            -           -          -
    Non-deductible franchise fees                    7,315           -           -           -            -           -          -
    Interest on perpetual instruments               (5,467)          -           -           -            -           -          -
    Benefit of Entergy Corporation
        expenses                                         -      (5,212)     (4,948)     (3,947)      (2,386)       (629)    (4,999)
    Change in valuation allowance                 (106,636)
    Other -- net                                     6,939      (1,729)       (793)        149          214          90       (603)
                                                 ---------------------------------------------------------------------------------
      Total income taxes                         $ 266,735  $   71,374  $   31,773  $  109,104   $   28,031  $   10,042   $ 77,263
                                                 =================================================================================
Effective Income Tax Rate                            25.3%       39.1%       40.6%       37.8%        30.9%       38.4%      42.1%



                                                          Entergy     Entergy     Entergy     Entergy     Entergy     System
                   1997                        Entergy    Arkansas  Gulf States  Louisiana  Mississippi New Orleans   Energy
Computed at statutory rate (35%)              $ 270,284   $  64,470   $  28,833   $ 84,253   $   32,691  $    9,658  $ 61,932
Increases (reductions) in tax
      resulting from:
    State income taxes net of
        federal income tax effect                33,272       8,382       1,274     12,106        3,110       1,191     7,209
    Depreciation                                 25,471      (2,784)     (3,670)    13,162          964       2,236    15,563
    Rate deferrals - net                          3,484       1,543       5,575       (526)      (3,504)        396         -
   Amortization of investment
        tax credits                             (19,592)     (4,404)     (3,981)    (5,627)      (1,512)       (589)   (3,479)
    Flow-through/permanent
        differences                              (6,537)       (308)     (6,133)        47          (78)        (65)        -
    UK windfall profits tax                     234,080           -           -          -            -           -         -
    Change in UK statutory rate                 (64,670)          -           -          -            -           -         -
    Non-deductible franchise fees                17,234           -           -          -            -           -         -
          Interest on perpetual instruments      (9,094)          -           -          -            -           -         -
    Benefit of Entergy Corporation
        expenses                                      -      (4,920)          -     (4,788)      (2,704)       (831)   (4,037)
    Other -- net                                (12,591)     (2,759)        504        338       (2,223)        146    (2,534)
                                               ------------------------------------------------------------------------------
      Total income taxes                       $ 471,341   $ 59,220  $   22,402  $  98,965  $    26,744  $   12,142  $ 74,654
                                               ==============================================================================
Effective Income Tax Rate                          61.0%      31.6%       27.2%      41.1%        28.6%       44.0%     42.2%


                                                      Entergy    Entergy     Entergy      Entergy     Entergy     System
                 1996                     Entergy    Arkansas  Gulf States  Louisiana   Mississippi New Orleans   Energy
Computed at statutory rate (35%)         $  319,103  $  84,785  $   34,371   $ 108,262  $    42,111  $   15,048   $ 63,626
Increases (reductions) in tax
      resulting from:
    State income taxes net of
        federal income tax effect            54,801     10,796      19,389      11,535        4,188       1,449      7,444
    Depreciation                             15,829     (2,102)     (6,305)      6,722        1,604         402     15,508
    Rate deferrals - net                      1,973      1,115       5,537      (1,829)      (3,430)        580          -
   Amortization of investment
        tax credits                         (20,349)    (4,608)     (4,380)     (5,664)      (1,582)       (635)    (3,480)
    Flow-through/permanent
        differences                           1,059       (845)      2,792        (449)        (275)       (164)         -
    SFAS 121 write-off                       48,265          -      48,265           -            -           -          -
    Other -- net                                478     (4,697)      2,422         (17)      (1,510)       (463)      (977)
                                         ---------------------------------------------------------------------------------
      Total income taxes                 $  421,159  $  84,444  $  102,091  $  118,560  $    41,106  $   16,217   $ 82,121
                                         =================================================================================
Effective Income Tax Rate                     46.2%      34.9%      104.0%       38.3%        34.2%       37.7%      45.4%


      Significant components of net deferred tax liabilities as of December 31, 1998 and 1997, are as follows (in thousands):

                   1998                                   Entergy      Entergy      Entergy      Entergy      Entergy     System
                                             Entergy     Arkansas    Gulf States   Louisiana    Mississippi New Orleans   Energy
Deferred Tax Liabilities:
    Net regulatory assets/(liabilities)    $(1,334,014)  $(286,983)   $ (432,070)   $(319,588)   $ (34,086)  $  (2,305)  $(258,982)
    Plant-related basis differences         (3,053,837)   (505,851)   (1,027,463)    (739,298)    (214,461)    (57,778)   (489,501)
    Rate deferrals                             (97,071)     (1,350)      (26,986)           -      (36,064)    (32,671)          -
    Gain on sale of assets                     (80,500)          -             -            -            -           -           -
    Other                                      (55,700)    (63,663)       (8,923)     (23,912)      (6,531)     (5,372)    (20,517)
                                           ---------------------------------------------------------------------------------------
        Total                              $(4,621,122)  $(857,847)  $(1,495,442) $(1,082,798)   $(291,142)  $ (98,126)  $(769,000)
                                           =======================================================================================
Deferred Tax Assets:
    Accumulated deferred investment
        tax credit                             192,696      38,708        55,664       49,520        8,571       3,247      36,986
    Investment tax credit carryforwards          8,979           -         8,979            -            -           -           -
    Net operating loss carryforwards             2,137           -         2,137            -            -           -           -
    Capital loss carryforwards                  65,939           -             -            -            -           -           -
    Foreign tax credits                        135,727           -             -            -            -           -           -
    Alternative minimum tax credit              40,658           -        40,658            -            -           -           -
    Sale and leaseback                         240,067           -             -      108,125            -           -     131,942
    Removal cost                               108,858       1,127        27,015       66,012        2,945      11,759           -
    Unbilled revenues                           36,802           -        20,365       12,660         (726)      4,503           -
    Pension-related items                       30,911           -        11,565        9,664            -       5,849       3,833
    Rate refund                                110,312           -        49,385            -            -           -      60,927
    Reserve for regulatory adjustments         158,839           -       158,839            -            -           -           -
    Transition cost accrual                     35,374      35,374             -            -            -           -           -
    FERC Settlement                             15,057           -             -            -            -           -      15,057
    Other                                       10,719       1,905        33,944        9,218            -       9,270       8,506
    Valuation allowance                       (142,261)          -             -            -            -           -           -
                                           ---------------------------------------------------------------------------------------
        Total                              $ 1,050,814  $   77,114   $   408,551   $  255,199  $    10,790  $   34,628  $  257,251
                                           =======================================================================================

        Net deferred tax liability         $(3,570,308)  $(780,733)  $(1,086,891)  $ (827,599)   $(280,352)  $ (63,498)  $(511,749)
                                           =======================================================================================

                  1997                            Entergy      Entergy     Entergy      Entergy     Entergy    System
                                      Entergy     Arkansas   Gulf States  Louisiana   Mississippi New Orleans  Energy
Deferred Tax Liabilities:
    Net regulatory assets/
      (liabilities)                 (1,378,858)  $(293,433)  $ (437,397)  $ (329,903)  $ (32,140)  $ (4,642) $(281,343)
    Plant-related basis differences (3,574,260)   (475,950)    (991,253)    (716,512)   (192,402)   (52,295)  (494,564)
    Rate deferrals                    (177,609)    (26,164)     (33,665)           -     (74,427)   (43,353)         -
    Pension-related items              (74,777)          -            -            -           -          -          -
    Distribution License              (411,467)          -            -            -           -          -          -
    Other                             (181,306)    (53,666)     (66,995)     (32,101)     (7,494)    (4,336)   (16,714)
                                   -----------------------------------------------------------------------------------
        Total                      $(5,798,277)  $(849,213)  (1,529,310) $(1,078,516)  $(306,463) $(104,626) $(792,621)
                                   ===================================================================================
Deferred Tax Assets:
    Accumulated deferred investment
        tax credit                     204,414      40,721       61,122       51,669       9,147      3,440     38,315
    Investment tax credit
      carryforwards                     83,080           -       83,080            -           -          -          -
    Net operating loss carryforwards     2,137           -        2,137            -           -          -          -
    Foreign tax credits                248,897           -            -            -           -          -          -
    Alternative minimum tax credit      40,658           -       40,658            -           -          -          -
    Sale and leaseback                 235,668           -            -      108,944           -          -    126,724
    Removal cost                       105,477       1,198       27,027       63,759       2,590     10,903          -
    Unbilled revenues                   45,505           -       23,848       16,970      (1,195)     5,882          -
    Pension-related items               33,724           -       12,897        9,653       1,801      6,097      3,276
    Rate refund                         63,128           -       28,301            -           -          -     34,827
    Reserve for regulatory adjustments 125,852           -      125,852            -           -          -          -
    Transition cost accrual              6,504       6,504            -            -           -          -          -
    FERC Settlement                     17,193           -            -            -           -          -     17,193
    Other                              211,361       9,062       21,837       24,767       5,379      5,760     10,235
    Valuation Allowance               (248,897)          -            -            -           -          -          -
                                   -----------------------------------------------------------------------------------
        Total                      $ 1,174,701  $   57,485  $   426,759    $ 275,762  $   17,722  $  32,082  $ 230,570
                                   ===================================================================================

   Net deferred tax liability      $(4,623,576) $ (791,728) $(1,102,551)   $(802,754) $ (288,741)  $(72,544) $(562,051)
                                   ===================================================================================

     As of December 31, 1998, Entergy has investment tax credit (ITC) carryforwards of $9.0 million and state net operating loss carryforwards of $25.7 million, all related to Entergy Gulf States. The ITC carryforwards include the 35% reduction required by the Tax Reform Act of 1986 and may be applied solely against the federal income tax liability of Entergy Gulf States. If these carryforwards are not utilized, they will expire between 1999 and 2002. The alternative minimum tax (AMT) credit carryforwards as of December 31, 1998 were $40.7 million, all related to Entergy Gulf States. This AMT credit can be carried forward indefinitely and may be applied solely against the federal income tax liability of Entergy Gulf States.

      The valuation allowance is provided primarily against foreign tax credit carryforwards, which can be utilized against future taxable income in the United States. If these carryforwards are not utilized, they will expire between 2000 and 2003.


NOTE  4.    LINES  OF  CREDIT AND RELATED SHORT-TERM  BORROWINGS   (Entergy
Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      In November 1996, SEC authorization was received by Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy to increase short-term borrowing limits to $235 million, $340 million, $225 million, $103 million, $35 million, and $140 million, respectively (for a total of $1.078 billion). This authorization is effective through November 30, 2001. Of these companies, only Entergy Mississippi had borrowings outstanding as of December 31, 1998. Entergy Mississippi had $445,000 of borrowings outstanding from the money pool. The money pool is an inter-company borrowing arrangement designed to reduce the domestic utility companies' dependence on external short-term borrowings. Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi had undrawn external lines of credit as of December 31, 1998, of $18 million, $47 million, and $24 million, respectively.

      In September 1998, Entergy Corporation replaced its $300 million bank
credit facility with a $250 million, 364 day bank credit facility.   As  of
December 31, 1998, $120 million was outstanding under this facility.

      In September 1996, Entergy Corporation and ETHC obtained a three-year $100 million bank line of credit which was increased to $300 million in 1998. Either Entergy Corporation or ETHC, with a guarantee from Entergy Corporation, can draw on this line. The proceeds are to be used exclusively for exempt telecommunication investments as defined in PUHCA. As of December 31, 1998, Entergy Corporation and ETHC had $165.5 million and $112.8 million, respectively, outstanding under this facility. In February 1999, in conjunction with the sale of Entergy Security, Entergy reduced this line of credit to $100 million. At that time, the Entergy Corporation indebtedness on the line of credit was paid off and the ETHC indebtedness was paid down to $62.8 million.

      Other Entergy companies have SEC authorization to borrow through the money pool from Entergy Corporation and from commercial banks in an aggregate principal amount up to $265 million, of which $104.4 million was outstanding as of December 31, 1998. Some of these borrowings are restricted as to use, and are collateralized by certain assets.

      In total, Entergy had committed short-term credit facilities in the amount of $639.2 million as of December 31, 1998, of which $128.2 million was unused. The weighted-average interest rate on Entergy's outstanding borrowings as of December 31, 1998 and 1997 was 5.97% and 7.09%, respectively. Commitment fees on the lines of credit for Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi are .125% of the undrawn amounts. The commitment fee for Entergy Corporation's $250 million credit facility is currently .15% of the undrawn amount and for Entergy
Corporation/ETHC's $300 million credit facility is currently .17% of the undrawn amount. Commitment fees and interest rates on loans under these two credit facilities can fluctuate depending on the senior debt ratings of the domestic utility companies. There is further discussion of commitments for long-term financing arrangements in Note 7 to the financial statements.


NOTE  5.    PREFERRED,  PREFERENCE, AND COMMON STOCK (Entergy  Corporation,
Entergy   Arkansas,   Entergy  Gulf  States,  Entergy  Louisiana,   Entergy
Mississippi, and Entergy New Orleans)

      The number of shares authorized and outstanding, and dollar value of preferred and preference stock for Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as of December 31, 1998, and 1997 were:


                                           Shares                                 Call Price Per
                                         Authorized                Total           Share as of
                                      and Outstanding          Dollar Value        December 31,
                                      1998       1997        1998        1997          1998
Entergy Arkansas Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.32% Series                      70,000      70,000    $  7,000   $  7,000       $103.65
   4.72% Series                      93,500      93,500       9,350      9,350       $107.00
   4.56% Series                      75,000      75,000       7,500      7,500       $102.83
   4.56% 1965 Series                 75,000      75,000       7,500      7,500       $102.50
   6.08% Series                     100,000     100,000      10,000     10,000       $102.83
   7.32% Series                     100,000     100,000      10,000     10,000       $103.17
   7.80% Series                     150,000     150,000      15,000     15,000       $103.25
   7.40% Series                     200,000     200,000      20,000     20,000       $102.80
   7.88% Series                     150,000     150,000      15,000     15,000       $103.00
  Cumulative, $0.01 par value:
   $1.96 Series (a)(b)              600,000     600,000      15,000     15,000        $25.00
                                  ---------   ---------    --------   --------
     Total without sinking fund   1,613,500   1,613,500    $116,350   $116,350
                                  =========   =========    ========   ========
 With sinking fund:
  Cumulative, $100 par value
   8.52% Series                     200,000     250,000    $ 20,000   $ 25,000       $104.26
  Cumulative, $25 par value
   9.92% Series                      81,085     241,085       2,027      6,027        $26.32
                                  ---------   ---------    --------   --------
     Total with sinking fund        281,085     491,085    $ 22,027   $ 31,027
                                  =========   =========    ========   ========
Fair Value of Preferred Stock with sinking fund (d)        $ 22,986   $ 32,018
                                                           ========   ========

                                           Shares                                 Call Price Per
                                         Authorized                Total           Share as of
                                      and Outstanding          Dollar Value        December 31,
                                      1998       1997        1998        1997          1998
Entergy Gulf States Preferred and Preference Stock
 Preference Stock
  Cumulative, without par value
   7% Series (a)(b)               6,000,000   6,000,000    $150,000   $150,000          -
                                  =========   =========    ========   ========
 Preferred Stock
  Authorized 6,000,000, $100 par
   value, cumulative
    Without sinking fund:
     4.40% Series                    51,173      51,173    $  5,117   $  5,117       $108.00
     4.50% Series                     5,830       5,830         583        583       $105.00
     4.40%-1949 Series                1,655       1,655         166        166       $103.00
     4.20% Series                     9,745       9,745         975        975       $102.82
     4.44% Series                    14,804      14,804       1,480      1,480       $103.75
     5.00% Series                    10,993      10,993       1,099      1,099       $104.25
     5.08% Series                    26,845      26,845       2,685      2,685       $104.63
     4.52% Series                    10,564      10,564       1,056      1,056       $103.57
     6.08% Series                    32,829      32,829       3,283      3,283       $103.34
     7.56% Series                   350,000     350,000      35,000     35,000       $101.80
                                  ---------   ---------    --------   --------
     Total without sinking fund     514,438     514,438    $ 51,444   $ 51,444
                                  =========   =========    ========   ========
 With sinking fund:
   8.80% Series                     139,971     162,283    $ 13,997   $ 16,228       $100.00
   8.64% Series                      84,000     112,000       8,400     11,200       $101.00
   Adjustable Rate - A, 7.00%(c)    156,000     168,000      15,600     16,800       $100.00
   Adjustable Rate - B, 7.00%(c)    225,000     247,500      22,500     24,750       $100.00
                                  ---------   ---------    --------   --------
     Total with sinking fund        604,971     689,783    $ 60,497   $ 68,978
                                  =========   =========    ========   ========
Fair Value of Preference Stock and
 Preferred Stock with sinking fund (d)                     $203,456   $220,413
                                                           ========   ========

                                           Shares                                 Call Price Per
                                         Authorized                Total           Share as of
                                      and Outstanding          Dollar Value        December 31,
                                      1998       1997        1998        1997          1998
Entergy Louisiana Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.96% Series                      60,000      60,000    $  6,000   $  6,000       $104.25
   4.16% Series                      70,000      70,000       7,000      7,000       $104.21
   4.44% Series                      70,000      70,000       7,000      7,000       $104.06
   5.16% Series                      75,000      75,000       7,500      7,500       $104.18
   5.40% Series                      80,000      80,000       8,000      8,000       $103.00
   6.44% Series                      80,000      80,000       8,000      8,000       $102.92
   7.84% Series                     100,000     100,000      10,000     10,000       $103.78
   7.36% Series                     100,000     100,000      10,000     10,000       $103.36
  Cumulative, $25 par value:
   8.00% Series                   1,480,000   1,480,000      37,000     37,000        $25.00
                                  ---------   ---------    --------   --------
     Total without sinking fund   2,115,000   2,115,000    $100,500   $100,500
                                  =========   =========    ========   ========
 With sinking fund:
  Cumulative, $100 par value
   7.00% Series                     500,000     500,000    $ 50,000   $ 50,000       $100.00
   8.00% Series (b)                 350,000     350,000      35,000     35,000          -
                                  ---------   ---------    --------   --------
     Total with sinking fund        850,000     850,000    $ 85,000   $ 85,000
                                  =========   =========    ========   ========
Fair Value of Preferred Stock with sinking fund (d)        $ 87,813   $ 87,288
                                                           ========   ========

                                           Shares                                 Call Price Per
                                         Authorized                Total           Share as of
                                      and Outstanding          Dollar Value        December 31,
                                      1998       1997        1998        1997          1998
Entergy Mississippi Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.36% Series                      59,920      59,920    $  5,992   $  5,992       $103.86
   4.56% Series                      43,888      43,888       4,389      4,389       $107.00
   4.92% Series                     100,000     100,000      10,000     10,000       $102.88
   7.44% Series                     100,000     100,000      10,000     10,000       $102.81
   8.36% Series                     200,000     200,000      20,000     20,000       $100.00
                                  ---------   ---------    --------   --------
     Total without sinking fund     503,808     503,808    $ 50,381   $ 50,381
                                  =========   =========    ========   ========

                                           Shares                                 Call Price Per
                                         Authorized                Total           Share as of
                                      and Outstanding          Dollar Value        December 31,
                                      1998       1997        1998        1997          1998
Entergy New Orleans Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.75% Series                      77,798      77,798    $  7,780   $  7,780       $105.00
   4.36% Series                      60,000      60,000       6,000      6,000       $104.57
   5.56% Series                      60,000      60,000       6,000      6,000       $102.59
                                  ---------   ---------    --------   --------
     Total without sinking fund     197,798     197,798    $ 19,780   $ 19,780
                                  =========   =========    ========   ========

                                           Shares                                 Call Price Per
                                         Authorized                Total           Share as of
                                      and Outstanding          Dollar Value        December 31,
                                      1998       1997        1998        1997          1998
Entergy Corporation
 Subsidiary's Preference Stock
  (a)(b)                          6,000,000   6,000,000    $150,000   $150,000          -
                                  =========   =========    ========   ========

Subsidiaries' Preferred Stock
  Without sinking fund            4,944,544   4,944,544    $338,455   $338,455
                                  =========   =========    ========   ========
  With sinking fund               1,736,056   2,030,868    $167,523   $185,005
                                  =========   =========    ========   ========
Fair Value of Preference Stock
 and Preferred Stock with
 sinking fund (d)                                          $314,255   $339,719
                                                           ========   ========



(a)  The  total dollar value represents the liquidation value of  $25  per share.
(b)  These series are not redeemable as of December 31, 1998.
(c)  Represents weighted-average annualized rates for 1998.
(d)  Fair  values  were  determined using bid  prices  reported  by  dealer
     markets and by nationally recognized investment banking firms.   There
     is  additional  disclosure of fair value of financial  instruments  in
     Note 1 to the financial statements.

      Changes in the preferred stock, with and without sinking fund, preference stock, and common stock of Entergy Arkansas, Entergy Gulf
States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans during the last three years were:

                                           Number of Shares
                                  1998           1997         1996
Preferred stock retirements
  Entergy Arkansas
    $100 par value               (50,000)      (50,000)      (50,000)
    $25 par value               (160,000)     (160,000)     (560,000)
    $0.01 par value                    -             -    (2,000,000)
  Entergy Gulf States
    $100 par value               (84,812)     (934,812)     (101,943)
  Entergy Louisiana
    $100 par value                     -             -      (100,000)
    $25 par value                      -      (300,000)   (2,300,370)
  Entergy Mississippi
    $100 par value                     -      (145,000)      (97,700)

      Cash sinking fund requirements and mandatory redemptions for the next five years for preferred and preference stock, outstanding as of December
31, 1998, are as follows:

                             Entergy    Entergy       Entergy
                Entergy     Arkansas   Gulf States   Louisiana
                               (In Thousands)

   1999          $60,466     $4,500       $5,966      $50,000
   2000          160,466      4,500      155,966           -
   2001           45,466      4,500        5,966       35,000
   2002           10,466      4,500        5,966           -
   2003           10,466      4,500        5,966           -

     Entergy Arkansas and Entergy Gulf States have the annual noncumulative option to redeem, at par, additional amounts of certain series of their outstanding preferred stock.

     Entergy Corporation from time to time reissues treasury shares to meet the requirements of the Stock Plan for Outside Directors (Directors' Plan), the Equity Ownership Plan of Entergy Corporation and Subsidiaries (Equity
Plan), and certain other stock benefit plans. The Directors' Plan awards to nonemployee directors a portion of their compensation in the form of a fixed number of shares of Entergy Corporation common stock. Shares awarded under the Directors' Plan were 5,100; 9,104; and 6,750 during 1998, 1997, and 1996, respectively.

      During  1998,  Entergy  Corporation  issued  392,845  shares  of  its previously repurchased common stock to satisfy stock options exercised  and
stock  purchases  under  its  Equity  Ownership  Plan.   In  1998,  Entergy
Corporation  repurchased 300,000 shares.  In addition, Entergy  Corporation received  proceeds  of $11 million from the issuance of 385,770  shares  of common stock under its dividend reinvestment and stock purchase plan during
1998.

      The  Equity  Plan grants stock options, equity awards, and  incentive awards  to key employees of the domestic utility companies.  The  costs  of equity  and incentive awards are charged to income over the period  of  the
grant   or   restricted  period,  as  appropriate.   Amounts   charged   to
compensation  expense  in  1998  were  immaterial.   Stock  options,  which
comprise 50% of the shares targeted for distribution under the Equity Plan, are  granted at exercise prices not less than market value on the  date  of
grant.   The options are generally exercisable six months from the date  of grant,  with the exception of 40,000 options granted on December 31,  1998, which are not exercisable until January 1, 2000, but not more than 10 years after the date of grant.

      Entergy does not recognize compensation expense for stock options issued at market value on the date of grant. The impact on Entergy's net income for each of the years 1998, 1997, and 1996 would have been $144,000, $296,000, and $166,000, respectively, had compensation cost for the stock options been recognized based on the fair value of options at the grant date for awards under the option plan.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following stock option weighted-average assumptions:


                                     1998      1997     1996

  Stock price volatility             20.9%       19%      19%
  Expected term in years                5       5          5
  Risk-free interest rate            5.1%       6.3%    5.4%
  Dividend yield                     5.4%       6.8%    6.1%
  Dividend payment                  $1.58      $1.80   $1.80

Nonstatutory stock option transactions are summarized as follows:

                                   1998                    1997                     1996
                                             Average                 Average                  Average
                                  Number     Option       Number     Option        Number     Option
                                of Options    Price     of Options    Price      of Options    Price
Beginning-of-year  balance       1,172,808  $    25.15   1,051,808  $    24.97    1,009,308   $  24.61

Options granted                    123,750       29.47     255,000       25.84       82,500      29.38
Options exercised                 (340,919)      23.29      (2,500)      23.38       (7,500)     23.38
Options forfeited                  (38,000)      29.89    (131,500)      25.08      (32,500)     25.40
                                 ---------               ---------                ---------
End-of-year balance                917,639  $    26.23   1,172,808  $    25.15    1,051,808  $   24.97
                                 =========               =========                =========
Options exercisable at year-end    877,639                 422,909                  277,909

Weighted average fair value of
        options granted          $    4.12               $    3.10                $    3.27



     The   following  table  summarizes  information  about  stock  options outstanding as of December 31, 1998:

                  Options                              Options
                 Outstand                           Exercisable
                    ing
                             Weighted- Avg
                               Remaining       Weighted-         Number        Weighted-
   Range of        As of      Contractual    Avg. Exercise     Exercisable  Avg. Exercise
Exercise Prices  12/31/98      Life-Yrs.          Price        at 12/31/98       Price
   $20 - $30       769,032        6.8           $  24.57           769,032      $  24.57

   $30 - $40       148,607        6.0           $  34.77           108,607      $  36.12
                   -------                                         -------
   $20 - $40       917,639        6.7           $  26.23           877,639      $  26.00
                   =======                                         =======

     To meet the requirements of the Employee Stock Investment Plan (ESIP), Entergy Corporation was authorized to issue or acquire, through March 31, 1997, up to 2,000,000 shares of its common stock to be held as treasury shares. In February 1997, Entergy received authority from the SEC to extend the ESIP for an additional three years ending on March 31, 2000. Under the extended plan, Entergy Corporation may issue either treasury shares or previously authorized but unissued shares. Under the terms of the ESIP, employees can choose each year to have up to 10% of their regular annual salary (not to exceed $25,000) withheld to purchase the Company's common stock at a purchase price equal to 85% of the lower of the market value on the first or last business day of the plan year ending March 31.
Under the plan, the number of subscribed shares was 294,108; 319,457; and 327,017 in 1998, 1997, and 1996, respectively.

     The fair value of ESIP shares granted was estimated on the date of the grant using the Black-Scholes option-pricing model with expected ESIP weighted-average assumptions:

                                1998       1997       1996

 Stock price volatility          19%        19%        18%
 Expected term in years            1          1          1
 Risk-free interest rate        5.1%       6.1%       5.4%
 Dividend yield                 6.1%       7.4%       6.4%
 Dividend payment              $1.80      $1.80      $1.80

The weighted-average fair value of those purchase rights granted was $5.94, $4.75, and $5.41 in 1998, 1997, and 1996, respectively. The impact on Entergy's net income would have been ($325,000), $48,000, and $894,000 in 1998, 1997, and 1996, respectively, had compensation cost for the ESIP been determined based on the fair value at the grant date for awards under the ESIP.

       Entergy sponsors the Savings Plan of Entergy Corporation and Subsidiaries (Savings Plan). Effective December 31, 1997, the Employee Stock Ownership Plan of Entergy Corporation and Subsidiaries (ESOP) and the Gulf States Utilities Company Employees' Thrift Plan (GSU Thrift Plan) were merged into the Savings Plan. Subsequent to the merger, the Savings Plan constitutes two plans: a Profit Sharing Plan and an ESOP. The Savings Plan is a defined contribution plan covering eligible employees of Entergy and its subsidiaries who have completed certain service requirements. Entergy's subsidiaries' contributions to the Profit Sharing Plan and voluntary participant contributions to the ESOP, and any income thereon, are invested in shares of Entergy Corporation common stock. Management does not expect to make any future contributions to the ESOP.

     The Profit Sharing Plan provides that the employing Entergy subsidiary may make matching contributions to the plan in an amount equal to 50% of the participant's basic contribution, up to 6% of their salary, in shares of Entergy Corporation common stock. Entergy's subsidiaries contributed $13.6 million in 1998 and $13.2 million in both 1997 and 1996 to the Entergy Savings Plan. Prior to the merger of the GSU Thrift Plan into the Entergy Savings Plan, Entergy Gulf States contributed $306,000 and $300,000 to the GSU Thrift Plan in 1997 and 1996, respectively.

     Entergy Gulf States sponsors the Gulf States Utilities Company Employee Stock Ownership Plan (GSU ESOP). The GSU ESOP is available to all employees of the domestic utility companies' and certain other affiliate companies, upon completion of certain eligibility requirements. All contributions to the plan are invested in shares of Entergy Corporation common stock. Entergy Gulf States makes contributions to the GSU ESOP based on expected utilization of additional investment tax credits in the Entergy federal tax return and on expected participants' contributions. In 1998, Entergy Gulf States contributed $7.7 million. No contributions were made to the GSU ESOP during 1997, and 1996. Effective December 31, 1998, the GSU ESOP was merged into the Savings Plan due to the utilization of all available tax credits. Therefore, no additional contributions will be made to the GSU ESOP.

NOTE 6.   COMPANY-OBLIGATED REDEEMABLE PREFERRED SECURITIES

 (Entergy Arkansas, Entergy Louisiana, Entergy Gulf States)

      Entergy Arkansas Capital I, Entergy Louisiana Capital I, and Entergy Gulf States Capital I (Trusts) were established as financing subsidiaries of Entergy Arkansas, Entergy Louisiana, and Entergy Gulf States, respectively, for the purpose of issuing common and preferred securities. The Trusts issue Cumulative Quarterly Income Preferred Securities (Preferred Securities) to the public and common securities to the parent company. Proceeds from such issues are used to purchase junior subordinated deferrable interest debentures (Debentures) from the parent company. The Debentures held by each Trust are its only assets. Each Trust uses interest payments received on the Debentures owned by it to make cash distributions on the Preferred Securities.

                                                                                           Fair Market
                                                                                             Value of
                                   Preferred     Common    Interest Rate      Trust's       Preferred
                          Date     Securities  Securities   Securities/     Investment in   Securities
        Trusts          Of Issue     Issued      Issued      Debentures      Debentures    at 12-31-98
                                       (In Millions)                              (In Millions)
 Arkansas Capital I      8-14-96     $60.0        $1.9         8.50%           $61.9          $60.3
 Louisiana Capital I     7-16-96     $70.0        $2.2         9.00%           $72.2          $71.4
 Gulf States Capital I   1-28-97     $85.0        $2.6         8.75%           $87.6          $86.9

      The Preferred Securities of the Trusts mature in the years 2045 and 2046. The Preferred Securities are redeemable at 100% of their principal amount at the option of Entergy Arkansas, Entergy Louisiana, and Entergy Gulf States beginning in 2001 and 2002, or earlier under certain limited circumstances, including the loss of the tax deduction arising out of the interest paid on the Debentures. Entergy Arkansas, Entergy Louisiana, and Entergy Gulf States have, pursuant to certain agreements, fully and unconditionally guaranteed payment of distributions on the Preferred Securities issued by their respective trusts. Entergy Arkansas, Entergy Louisiana, and Entergy Gulf States are the owners of all of the common securities of their individual Trusts, which constitute 3% of each Trust's total capital.


NOTE 7. LONG - TERM DEBT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

     Long-term debt as of December 31, 1998 was:

Maturities    Interest                                 Entergy   Entergy      Entergy    Entergy       Entergy    System
From    To    From     To                   Entergy    Arkansas  Gulf States  Louisiana  Mississippi New Orleans  Energy
                                                                          (In Thousands)
First Mortgage Bonds
1999   2004   6.000%  8.250%               $1,640,409   $265,000   $674,750   $335,959                           $365,000
2005   2010   6.500%  7.500%                  428,000    215,000     98,000    115,000
2020   2026   7.000%  8.940%                  833,237    273,287    444,950    115,000

G&R Bonds
2002   2026   6.625%  8.750%                  590,000                                   $420,000   $170,000

Governmental Obligations(a)
1999   2008   5.900%  8.500%                   36,537      1,540     22,920     11,212       865
2009   2026   5.600%  9.500%                1,618,335    286,200    457,335    412,170    46,030                  416,600

Debentures
1999   2000   7.380%  7.800%                   75,000                                                              75,000

Saltend Project Senior Credit Facility
  avg rate 7.13% due 2014                     320,485
Damhead Creek Project Senior Credit
  Facility, avg rate 6.88% due 2016           166,482
EP Edegel, Inc. Note Payable, 7.7% due 2000    67,000
Long-Term DOE Obligation (Note 9)             129,891    129,891
Waterford 3 Lease Obligation 8.09% (Note 10)  353,600                          353,600
Grand Gulf Lease Obligation 7.02% (Note 10)   481,301                                                             481,301
Other Long-Term Debt                          134,313     10,614      9,771
Unamortized Premium and Discount - Net        (23,052)    (8,153)    (4,553)    (3,854)   (3,259)      (982)       (2,251)
                                            -----------------------------------------------------------------------------
Total Long-Term Debt                        6,851,838  1,173,379  1,703,173  1,339,087   463,636    169,018     1,335,650
Less Amount Due Within One Year               255,221      1,094     71,515      6,772        20       -          175,820
                                            -----------------------------------------------------------------------------
Long-Term Debt Excluding Amount Due
 Within One Year                           $6,596,617 $1,172,285 $1,631,658 $1,332,315  $463,616   $169,018    $1,159,830
                                           ==============================================================================
Fair Value of Long-Term Debt (c)           $6,244,711 $1,081,502 $1,871,739 $1,059,893  $481,520   $207,538      $878,446
                                           ==============================================================================


     Long-term debt as of December 31, 1997 was:


Maturities    Interest                                 Entergy   Entergy      Entergy    Entergy       Entergy    System
From    To    From     To                   Entergy    Arkansas  Gulf States  Louisiana  Mississippi New Orleans  Energy
                                                                          (In Thousands)
First Mortgage Bonds
1998   1999   6.000%  11.375%                $491,000    $15,000   $211,000    $35,000                         $230,000
2000   2004   6.000%  8.250%                1,435,270    265,000    603,750    361,520                          205,000
2005   2009   6.650%  7.500%                  313,000    215,000     98,000
2010   2019   9.750%                           75,000     75,000
2020   2026   7.000%  10.000%                 939,011    289,061    444,950    205,000

G&R Bonds
2000   2023   6.625%  8.800%                  590,000                                   $420,000   $170,000

Governmental Obligations(a)
1998   2008   5.900%  8.750%                  104,617     47,190     45,010     11,532       885
2009   2026   5.600%  9.875%                1,596,735    286,200    435,735    412,170    46,030                416,600

Debentures
1998   2000   7.380%  9.720%                  125,000                50,000                                      75,000

Eurobonds
2003   2005   8.000%  8.625%                  325,940

Loan Notes Due 2003(b)                         33,814
Revolving Bank Debt Facility:
Facility A, avg rate 8.789% due 2002        1,332,774
Facility B                                    117,000
EPDC Revolving Credit Facility due 2000        70,307
Saltend Project Senior Credit Facility/2014    39,610
Long-Term DOE Obligation (Note 9)             123,506    123,506
Waterford 3 Lease Obligation 8.09% (Note 10)  353,600                          353,600
Grand Gulf Lease Obligation 7.02% (Note 10)   489,162                                                           489,162
EP Edegel, Inc. Note Payable, due 2000         67,000
CitiPower Crt Line avg rate 8.31% due 2000    715,330
Other Long-Term Debt                          149,201                 9,937
Unamortized Premium and Discount - Net        (27,878)   (10,447)    (4,773)    (5,058)   (2,739)    (1,047)     (3,814)
                                            ---------------------------------------------------------------------------
Total Long-Term Debt                        9,458,999  1,305,510  1,893,609  1,373,764   464,176    168,953   1,411,948
Less Amount Due Within One Year               390,674     60,650    190,890     35,300        20       -         70,000
                                            ---------------------------------------------------------------------------
Long-Term Debt Excluding Amount Due
 Within One Year                           $9,068,325 $1,244,860 $1,702,719 $1,338,464  $464,156   $168,953  $1,341,948
                                           ============================================================================
Fair Value of Long-Term Debt (c)           $8,635,583 $1,223,591 $1,990,881 $1,074,053  $488,145   $171,199    $969,724
                                           ============================================================================



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

     The annual long-term debt maturities (excluding lease obligations) and annual cash sinking fund requirements for debt outstanding as of December 31, 1998, for the next five years are as follows:

                      Entergy        Entergy           Entergy       Entergy        Entergy         System
         Entergy(a)  Arkansas(b)  Gulf States(c)    Louisiana(d)   Mississippi    New Orleans       Energy
                                                    (In Thousands)
  1999   $232,854    $  1,094        $71,515            $  225         $ 20               -       $160,000
  2000    176,035         245            545           100,225           20               -         75,000
  2001    277,310          35        123,325            18,925           25               -        135,000
  2002    613,159     110,035        150,610           217,489       65,025               -         70,000
  2003    219,930     155,035         39,640               230           25         $25,000              -


(a) Not included are other sinking fund requirements of approximately $66.2 million annually, which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

(b) Not included are other sinking fund requirements of approximately $4.6 million annually, which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

(c) Not included are other sinking fund requirements of approximately $53.7 million annually, which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

(d) Not included are other sinking fund requirements of approximately $7.9 million annually, which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

      In August 1997, EPDC entered into a BPS50 million ($82.5 million) credit facility to finance the acquisition of the Damhead Creek project. In December 1997, EPDC amended the credit facility and increased the amount of the revolver to BPS100 million ($165 million). As of December 31, 1998, approximately BPS6.8 million ($10.5 million) was outstanding under this facility. As of December 31, 1998, EPDC had obtained BPS89.7 million ($148.0 million) of letters of credit under the credit facility to support project commitments on the Saltend and Damhead Creek projects. The interest rate on the outstanding borrowings was 6.97% as of December 31, 1998.

      In December 1997, Saltend Cogeneration Company (SCC), an indirect wholly-owned subsidiary of EPDC, entered into a BPS646 million ($1.07 billion) non-recourse senior credit facility (Senior Credit Facility) to finance the construction of a 1,200-MW gas-fired power plant in northeast England. Borrowings under the Senior Credit Facility are payable after completion of construction over a 15-year period beginning December 31, 2000. SCC also entered into a BPS72 million ($118 million) Subordinated Credit Facility that provides funding upon the earlier of completion of construction or July 31, 2000. The proceeds of borrowings under this facility will be used to repay a portion of the Senior Credit Facility. The Subordinated Credit Facility is payable over a 10-year period beginning December 31, 2000. The Senior Credit Facility is collateralized by all of the assets of SCC. In February 1998, SCC entered into 15-year interest rate swap agreements for 85% of the Senior Debt Facility on a fixed-rate basis of 6.7%. SCC is exposed to market risks from movements in interest rates if the counterparties to the interest rate swap agreements were to default on contractual payments. SCC does not anticipate nonperformance by any counterparty to these interest rate swap agreements. At December 31, 1998, SCC has outstanding interest rate swap agreements totaling a notional amount of $302.3 million. The estimated fair value of the interest rate swap agreements, which represent the estimated amount SCC would pay to terminate the swaps at December 31, 1998, is a net liability of $45 million. Certain cash balances, primarily related to SCC, are restricted from being used to make loans and advances or to pay dividends to EPDC by the amount required for debt payments, letter of credit expenses, and permitted project costs. The total restricted cash was $25.7 million as of December 31, 1998.

      In December 1998, Damhead Creek Finance Limited (DCFL), an indirect wholly-owned subsidiary of EPDC, entered into a BPS463.4 million ($764.6 million) non-recourse senior credit facility (Senior Credit Facility) to finance the construction of a 792-MW gas-fired power plant in southeast England. Borrowings under the Senior Credit Facility are payable after completion of construction over a fifteen-year period beginning December 31, 2001. DCFL also entered into a BPS36.1 million ($59.6 million) Subordinated Credit Facility that provides funding upon the earlier of completion of construction or July 22, 2001. Borrowings under this facility will be used to repay a portion of the Senior Credit Facility. The Subordinated Credit Facility is payable over a ten-year period beginning December 31, 2001. All of the assets of DCFL are pledged as collateral under the Senior Credit Facility. Furthermore, the Senior Credit Facility requires DCFL to enter into interest rate hedge agreements for a majority of the project debt. Certain cash balances, primarily related to this project, are restricted from being used to make loans and advances or to pay dividends to EPDC by the amount required for debt payments, letter of credit expenses, and permitted project costs. The total restricted cash was $16.3 million at December 31, 1998.


NOTE 8. DIVIDEND RESTRICTIONS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy)

       Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common and preferred stock. Additionally, PUHCA prohibits Entergy Corporation's subsidiaries from making loans or advances to Entergy Corporation. As of December 31, 1998, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $199.3 million and $15.8 million, respectively. During 1998, cash dividends paid to Entergy Corporation by its subsidiaries totaled $488.5 million.


NOTE 9.   COMMITMENTS AND CONTINGENCIES

Cajun - Coal Contracts (Entergy Corporation and Entergy Gulf States)

      Entergy Gulf States filed declaratory judgment actions in the U.S. Bankruptcy Court in which the Cajun bankruptcy case is pending. These actions were filed to seek rulings declaring that Entergy Gulf States is not liable for damages to certain coal suppliers and the rail and barge companies that transport coal to Big Cajun 2, Unit 3 if their contracts are rejected in the bankruptcy proceeding. Collectively, the coal suppliers and transporters have asserted claims in the Cajun bankruptcy case that exceed $1.6 billion. Entergy Gulf States believes the damages alleged are significantly exaggerated. In February 1999, the bankruptcy judge entered an order declaring that Entergy Gulf States has no obligation under the contracts between the coal suppliers and transporters and Cajun.
Therefore, if the contracts are rejected in the bankruptcy proceeding, Entergy Gulf States will not be liable to the coal suppliers and transporters for the damages claimed by them. The decision of the bankruptcy judge is subject to appeal.

Capital Requirements and Financing (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

     Construction expenditures (including AFUDC and excluding nuclear fuel) for Entergy for the years 1999, 2000, and 2001 are estimated to total $1.4 billion, $1.3 billion, and $1.4 billion, respectively. Entergy will also require $952 million during the period 1999-2001 to meet long-term debt and preferred stock maturities and cash sinking fund requirements. Entergy plans to meet these requirements primarily with internally generated funds and cash on hand, supplemented by proceeds of the issuance of debt and from outstanding credit facilities. Certain domestic utility companies and System Energy may also continue the acquisition or refinancing of all or a portion of certain outstanding series of preferred stock and long-term debt.

Sales Warranties and Indemnities (Entergy Corporation)

     In the Entergy London and CitiPower sales transactions, Entergy or its subsidiaries made certain warranties to the purchasers. These warranties include representations regarding litigation, accuracy of financial accounts, and the adequacy of existing tax provisions. Notice of a claim on the CitiPower warranties must be given by December 2000, and Entergy's potential liability is limited to A$100 million ($60 million). Notice of a claim on the Entergy London warranties must be given by June 30, 2001, and Entergy's liability is limited to BPS1.4 billion ($2.3 billion) on certain tax warranties and BPS140 million ($232 million) on the remaining warranties. Entergy has also agreed to maintain the net asset value of the subsidiary that sold Entergy London at $700 million through June 30, 2001. Management believes it has adequately provided reserves for the ultimate resolution of such matters at December 31, 1998.

Fuel Purchase Agreements

(Entergy Arkansas and Entergy Mississippi)

     Entergy Arkansas has long-term contracts with mines in Wyoming for the supply of low-sulfur coal to White Bluff and Independence (which is also 25% owned by Entergy Mississippi). These contracts, which expire in 2002 and 2011, provide for approximately 85% of Entergy Arkansas' expected annual coal requirements. Additional requirements are satisfied by spot market purchases.

(Entergy Gulf States)

      Entergy Gulf States has a contract for a supply of low-sulfur Wyoming coal for Nelson Unit 6, which should be sufficient to satisfy the fuel requirements at Nelson Unit 6 through 2010. Cajun has advised Entergy Gulf States that Cajun has contracts that should provide an adequate supply of coal for the operation of Big Cajun 2, Unit 3.

      Entergy Gulf States has long-term gas contracts that will satisfy approximately 17% of its annual requirements, which is the minimum volume Entergy Gulf States is required to purchase under the contracts. Additional gas requirements are satisfied under less expensive short-term contracts. Entergy Gulf States has a transportation service agreement with a gas supplier that provides flexible natural gas service to the Sabine and Lewis Creek generating stations.

(Entergy Louisiana)

      In June 1992, Entergy Louisiana agreed to a renegotiated 20-year natural gas supply contract. Entergy Louisiana agreed to purchase natural gas in annual amounts equal to approximately one-third of its projected annual fuel requirements for certain generating units. Annual demand charges associated with this contract are estimated to be $7.8 million. Such charges aggregate $109 million for the years 1999 through 2012. Entergy Louisiana recovers the cost of fuel consumed during the generation of electricity through its fuel adjustment clause.

(Entergy Corporation)

      Entergy's  global  power development business has  entered  into  gas supply contracts at the project level to supply up to 100% of the gas requirements for the Saltend and Damhead Creek power plants located in the UK. Both contracts have 15-year terms, are expected to commence upon operations of the applicable power plant, and include a take or pay obligation for approximately 75% of the gas requirement for each plant.

Sales Agreements/Power Purchases

(Entergy Gulf States)

      In 1988, Entergy Gulf States entered into a joint venture with a primary term of 20 years with Conoco, Inc., Citgo Petroleum Corporation, and Vista Chemical Company (collectively the Industrial Participants), whereby Entergy Gulf States' Nelson Units 1 and 2 were sold to NISCO, a partnership consisting of the Industrial Participants and Entergy Gulf States. The Industrial Participants supply the fuel for the units, while Entergy Gulf States operates the units at the discretion of the Industrial Participants and purchases the electricity produced by the units. Entergy Gulf States is continuing to sell electricity to the Industrial Participants. For the years ended December 31, 1998, 1997, and 1996, the purchases by Entergy Gulf States of electricity from the joint venture totaled $57.5 million, $70.7 million, and $62.0 million, respectively.

(Entergy Louisiana)

      Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility. During 1998, 1997, and 1996, Entergy Louisiana made payments under the contract of approximately $77.8 million, $64.6 million, and $56.3 million, respectively. If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $71.0 million in 1999, and a total of $3.5 billion for the years 2000 through 2031. Entergy Louisiana currently recovers the costs of purchased energy through its fuel adjustment clause.

System  Fuels    (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi,
Entergy New Orleans, and System Energy)

      Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans have ownership interests in System Fuels of 35%, 33%, 19%, and 13%, respectively. The owners of System Fuels have agreed to make loans to System Fuels to finance its fuel procurement, delivery, and storage activities. As of December 31, 1998, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans had approximately $11.0 million, $14.2 million, $5.5 million, and $3.3 million, respectively, in loans outstanding to System Fuels, which mature in 2008.

Nuclear  Insurance   (Entergy Corporation, Entergy Arkansas,  Entergy  Gulf
States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The Price-Anderson Act limits public liability for a single nuclear incident to approximately $9.8 billion. Protection for this liability is provided through a combination of private insurance (currently $200 million each for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy) and an industry assessment program. Under the assessment program, the maximum payment requirement for each nuclear incident would be $88.1 million per reactor, payable at a rate of $10 million per licensed reactor per incident per year. Entergy has five licensed reactors. As a co-licensee of Grand Gulf 1 with System Energy, SMEPA would share 10% of this obligation. In addition, each owner/licensee of Entergy's five nuclear units participates in a private insurance program that provides coverage for worker tort claims filed for bodily injury caused by radiation exposure. The program provides for a maximum assessment of approximately $16 million for the five nuclear units in the event that losses exceed accumulated reserve funds.

     Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy are also members of certain insurance programs that provide coverage for property damage, including decontamination and premature decommissioning expense, to members' nuclear generating plants. As of December 31, 1998, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy were each insured against such losses up to $2.3 billion. In addition, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are members of an insurance program that covers certain replacement power and business interruption costs incurred due to prolonged nuclear unit outages. Under the property damage and replacement power/business interruption insurance programs, these Entergy subsidiaries could be subject to assessments if losses exceed the accumulated funds available to the insurers. As of December 31, 1998, the maximum amounts of such possible assessments were:
Entergy  Arkansas  - $17.9 million; Entergy Gulf States  -  $13.5  million;
Entergy  Louisiana  - $15.5 million; Entergy Mississippi  -  $0.7  million;
Entergy New Orleans - $0.4 million; and System Energy - $12.4 million. Under its agreement with System Energy, SMEPA would share in System Energy's obligation.

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

Spent Nuclear Fuel and Decommissioning Costs (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy provide for estimated future disposal costs for spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected Entergy companies entered into contracts with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net KWH generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. Entergy Arkansas is the only Entergy company that generated electricity with nuclear fuel prior to that date and has recorded a liability as of December 31, 1998 of approximately $130 million. The fees payable to the DOE may be adjusted in the future to assure full recovery. Entergy considers all costs incurred or to be incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense. Provisions to recover such costs have been or will be made in applications to regulatory authorities.

      Delays have occurred in the DOE's program for the acceptance and disposal of spent nuclear fuel at a permanent repository. In February 1993, the DOE asserted that it did not have a legal obligation to accept spent nuclear fuel without an operational repository for which it has not yet arranged. Entergy Operations and System Fuels joined in lawsuits against the DOE in the U.S. Court of Appeals for the D.C. Circuit, seeking clarification of the DOE's responsibility to receive spent nuclear fuel beginning in 1998. The original suits asked for: 1) a ruling stating that the Nuclear Waste Policy Act requires the DOE to begin taking title to the spent fuel and to start removing it from nuclear power plants in 1998; 2) a mandate for the DOE's nuclear waste management program to begin accepting fuel in 1998 and for court monitoring of the program; and 3) the potential for escrow of payments to a nuclear waste fund instead of directly to the DOE. In July 1996, the court reversed the DOE's interpretation of the 1998 obligation and unanimously ruled that the Nuclear Waste Policy Act creates an unconditional obligation to begin acceptance of spent fuel by 1998, but did not make a ruling on the remedies.

       In December 1996, the DOE notified contract holders that it anticipated it would not be able to begin such acceptance until after that date. In January 1997, Entergy Operations and a coalition of 36 electric utilities and 46 state agencies filed lawsuits to suspend payments to the Nuclear Waste Fund. The lawsuits asked the court to: (i) find that the December 1996 DOE letter demonstrates breach of contract on the part of the DOE; (ii) order utilities to place the Nuclear Waste Fund payments in an escrow account and not provide the funds to the DOE until it fulfills its obligation; (iii) prevent the DOE from taking adverse action against utilities that withhold payments; and (iv) order the DOE to submit a plan to the court describing how the agency intends to fulfill its obligation on an ongoing basis. In November 1997, the court reaffirmed the DOE's unconditional obligation to begin accepting spent fuel by January 1998, and ordered the DOE to proceed with contractual remedies consistent with the DOE's unconditional obligation. Nevertheless, the ruling did not address the plaintiffs' request for authority to withhold payments to the DOE. Therefore, in December 1997, Entergy Operations and a coalition of 27 utilities petitioned the DOE to suspend and escrow future payments to the DOE's waste fund beginning February 1, 1998. In January 1998, the DOE rejected the coalition's petition. In February 1998, Entergy Operations and the coalition of 36 electric utilities filed a motion with the court seeking enforcement of its November 1997 order and other relief. The court denied this petition in May 1998.

     Pending DOE acceptance and disposal of spent nuclear fuel, all Entergy companies are responsible for their own spent fuel storage. Current on-site spent fuel storage capacity at Grand Gulf 1 and River Bend is estimated to be sufficient until approximately 2004 and 2008, respectively. The spent fuel pool at Waterford 3 is being expanded through the replacement of the existing storage racks with higher density storage racks. This expansion should provide sufficient storage for Waterford 3 until 2010. Current on-site spent fuel storage capacity at ANO is estimated to be sufficient until 2000. An ANO storage facility using dry casks began operation in 1996. This facility may be expanded as required. The initial cost of providing additional on-site spent fuel storage capability anticipated to be required at Grand Gulf 1 and River Bend is expected to be in the range of $5 million to $10 million per unit. In addition, about $3 million to $5 million per unit will be required every two to three years subsequent to 2000 for ANO and every four to five years subsequent to 2004 and 2008 for Grand Gulf 1 and River Bend, respectively, until the DOE's repository or storage facility begins accepting such units' spent fuel.

      Total decommissioning costs as of December 31, 1998, for the Entergy nuclear power plants, excluding co-owner shares, have been estimated as follows:
                                                         Total Estimated
                                                      Decommissioning Costs
                                                          (In Millions)
ANO 1 and ANO 2 (based on a 1998 cost study reflecting
   1997 dollars)                                             $813.1
River Bend (based on a 1996 cost study reflecting
   1996 dollars)                                              419.0
Waterford 3 (based on a 1994 updated study in 1993
   dollars)                                                   320.1
Grand Gulf 1 (based on a 1994 cost study using 1993
   dollars)                                                   365.9
                                                           --------
                                                           $1,918.1
                                                           ========

     A decommissioning cost update was prepared for River Bend in 1998 that
produced  a  revised decommissioning cost estimate of $562.7 million.   The
cost update was filed with the PUCT in November 1998 for review.

      Entergy Arkansas and Entergy Louisiana are authorized to recover in rates amounts that, when added to estimated investment income, should be sufficient to meet the above estimated decommissioning costs for ANO and Waterford 3, respectively. In the Texas retail jurisdiction, Entergy Gulf States is recovering in rates River Bend decommissioning costs that total $385.2 million, based on the 1996 cost study. Entergy Gulf States included decommissioning costs based on the 1998 update in the PUCT rate review filed in November 1998. That review is ongoing. In the Louisiana retail jurisdiction, Entergy Gulf States included decommissioning costs, based on the 1996 study, in the LPSC rate review filed in May 1996. In June 1996, a rate decrease was implemented that included decommissioning revenue requirements based on the 1996 study. In September 1998, the LPSC issued an order accepting the 1996 cost study amount of $419 million. The September 1998 order has been appealed. System Energy was previously recovering in rates amounts sufficient to fund $198 million (in 1989 dollars) of its Grand Gulf 1 decommissioning costs. System Energy included decommissioning costs (based on the 1994 study) in its rate increase filing with FERC. Rates requested in this proceeding were placed into effect in December 1995, subject to refund. FERC has not yet issued an order in the System Energy rate case.

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy periodically review and update estimated decommissioning costs. Although Entergy is presently under-recovering for Grand Gulf and River Bend, based on the above estimates, applications have been and will continue to be made to the appropriate regulatory authorities to reflect in rates any future change in projected decommissioning costs. The amounts recovered in rates are deposited in trust funds and reported at market value as quoted on nationally traded markets or as determined by widely used pricing services. These trust fund assets largely offset the accumulated decommissioning liability that is recorded as accumulated depreciation for Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana, and is recorded as other deferred credits for System Energy. The liability associated with the trust funds received from Cajun with the transfer of Cajun's 30% share of River Bend is also recorded as other deferred credits by Entergy Gulf States.

       The cumulative liabilities and actual decommissioning expenses recorded in 1998 by Entergy were as follows:

                 Cumulative                        1998            Cumulative
             Liabilities as of   1998 Trust  Decommissioning  Liabilities as of
             December 31, 1997    Earnings       Expenses     December 31, 1998

ANO 1 and ANO 2     $227.0          $10.8          $15.6             $253.4
River Bend           180.7            2.1            5.8              188.6
Waterford 3           60.2            2.9            8.8               71.9
Grand Gulf 1          83.2            5.2           18.9              107.3
                    ------          -----          -----             ------
                    $551.1          $21.0          $49.1             $621.2
                    ======          =====          =====             ======

      In 1997 and 1996, ANO's decommissioning expense was $17.3 million and $20.1 million, respectively; River Bend's decommissioning expense was $7.5 million and $6.0 million, respectively; Waterford 3's decommissioning expense was $8.8 million in both years, and Grand Gulf 1's decommissioning expense was $19.0 million in both years. The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment. Management believes that actual decommissioning costs are likely to be higher than the estimated amounts presented above.

      The SEC has questioned certain of the financial accounting practices of the electric utility industry regarding the recognition, measurement, and classification of decommissioning costs for nuclear plants in the financial statements of electric utilities. In response to these questions, the FASB has been reviewing the accounting for decommissioning and has expanded the scope of its review to include liabilities related to the closure and removal of all long-lived assets. If current electric utility industry accounting practices with respect to nuclear decommissioning and other closure costs are changed, annual provisions for such costs could increase.

      The  EPAct  contains  a  provision  that  assesses  domestic  nuclear utilities  with  fees  for the decontamination and decommissioning  of  the
DOE's past uranium enrichment operations. The decontamination and decommissioning assessments are being used to set up a fund into which contributions from utilities and the federal government will be placed. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy's annual assessments, which will be adjusted annually for inflation, are approximately $3.8 million, $0.9 million, $1.4 million, and $1.6 million (in 1998 dollars), respectively, for approximately 15 years. As of December 31, 1998, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy had recorded liabilities of $30.2 million, $5.3 million, $11.5 million, and $11.3 million, respectively, for decontamination and decommissioning fees in other current liabilities and other noncurrent liabilities. These liabilities were offset in the consolidated financial statements by regulatory assets. FERC requires that utilities treat these assessments as costs of fuel as they are amortized and recover these costs through rates in the same manner as other fuel costs.

ANO Matters  (Entergy Corporation and Entergy Arkansas)

      Cracks in steam generator tubes at ANO 2 were discovered and repaired during an outage in March 1992. Further inspections and repairs were conducted at subsequent refueling and mid-cycle outages, including the most recent mid-cycle outage in May 1998. Turbine modifications were installed in May 1997 to restore most of the output lost due to steam generator fouling and tube plugging. The unit may be approaching the current limit for the number of steam generator tubes that can be plugged with the unit in operation. If the established limit is reached during a future outage, it could become necessary for Entergy Operations to insert sleeves in steam generator tubes that were previously plugged. In October 1996, Entergy Corporation's Board of Directors authorized Entergy Arkansas and Entergy Operations to negotiate a contract for the fabrication and installation of replacement steam generators at ANO 2. Entergy estimates the cost of fabrication and replacement of the steam generators to be approximately $150 million. Entergy Operations has entered into contracts, with certain cancellation provisions, for the design, fabrication, and installation of replacement steam generators. It is anticipated that the steam generators will be installed during a planned refueling outage in 2000. In December 1998, the APSC issued an order finding replacement of the ANO 2 steam generators is in the public interest. Entergy Operations periodically meets with the NRC to discuss the results of inspections of the steam generator tubes, as well as the timing of future inspections.

Environmental Issues

(Entergy Gulf States)

      Entergy Gulf States has been designated as a PRP for the clean-up of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the clean-up of these sites. Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Gulf States and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States premises. While the amounts at issue in the clean-up efforts and suits may be substantial, Entergy Gulf States believes that its results of operations and financial condition will not be materially adversely affected by the outcome of the suits. As of December 31, 1998, a remaining provision of $20 million existed relating to the clean-up of the remaining sites at which Entergy Gulf States has been designated as a PRP.

(Entergy Louisiana)

      During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana has determined that certain of its power plant wastewater impoundments were affected by these regulations and has chosen to upgrade or close them. As a result, a remaining recorded liability in the amount of $5.9 million existed as of December 31, 1998, for wastewater impoundment upgrades and closures. Completion of this work is pending LDEQ approval. Cumulative expenditures relating to the upgrades and closures of wastewater impoundments are $7.1 million as of December 31, 1998.

City Franchise Ordinances (Entergy New Orleans)

      Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to City franchise ordinances. These ordinances contain a continuing option for the City to purchase Entergy New Orleans' electric and gas utility properties.

Waterford 3 Lease Obligations  (Entergy Louisiana)

      On September 28, 1989, Entergy Louisiana entered into three identical transactions for the sale and leaseback of undivided interests (aggregating approximately 9.3%) in Waterford 3. In July 1997, Entergy Louisiana caused the lessors to issue $307,632,000 aggregate principal amount of Waterford 3 Secured Lease Obligation Bonds, 8.09% Series due 2017, to refinance the outstanding bonds originally issued to finance the purchase of the undivided interests by the lessors. The lease payments were reduced to reflect the lower interest costs. Upon the occurrence of certain events, Entergy Louisiana may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from the lease transactions. Entergy Louisiana may be required to assume the outstanding bonds issued by the Owner Trustee to finance, in part, its acquisition of the undivided interests in Waterford 3.

Employment Litigation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

      Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against due to age, race, and/or sex. Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans are vigorously defending these suits and deny any liability to the plaintiffs. However, no assurance can be given as to the outcome of these cases.

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

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

     System Energy has agreed to sell all of its 90% owned and leased share of capacity and energy from Grand Gulf 1 to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by FERC. Charges under this agreement are paid in consideration for the purchasing companies' respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and the termination is approved by FERC, most likely upon Grand Gulf 1's retirement from service. Monthly obligations for payments under the agreement are approximately $21 million, $8 million, $19 million, and $10 million for Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, respectively.

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

Reimbursement Agreement (System Energy)

      In December 1988, System Energy entered into two separate, but identical, arrangements for the sale and leaseback of an approximate aggregate 11.5% ownership interest in Grand Gulf 1. In connection with the equity funding of the sale and leaseback arrangements, letters of credit are required to be maintained to secure certain amounts payable for the benefit of the equity investors by System Energy under the leases. The current letters of credit are effective until January 15, 2000.

      Under the provisions of a bank letter of credit reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the reimbursement agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the reimbursement agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the reimbursement agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the reimbursement agreement) of at least 1.60 times earnings. As of December 31, 1998, System Energy's equity approximated 37.33% of its adjusted capitalization, and its fixed charge coverage ratio was 2.58.

Litigation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

     In addition to those discussed above, Entergy and the domestic utility companies are involved in a number of legal proceedings and claims in the ordinary course of their business. While management is unable to predict the outcome of such litigation, it is not expected that the ultimate resolution of these matters will have a material adverse effect on results of operations, cash flows, or financial condition of these entities.

NOTE 10.  LEASES

General

     As of December 31, 1998, Entergy had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the sale and leaseback transactions) with minimum lease payments as follows:

                                        Capital Leases

                                           Entergy       Entergy
Year                          Entergy     Arkansas    Gulf States
                                       (In Thousands)

1999                          $26,926      $10,953       $12,063
2000                           25,380        9,646        11,829
2001                           23,677        9,646        11,853
2002                           19,415        9,646         9,720
2003                           19,566        9,646         9,720
Years thereafter               59,031       32,565        26,466
                             -----------------------------------
Minimum lease payments        173,995       82,102        81,651
Less: Amount
  representing interest        40,538       23,898        15,540
                             -----------------------------------
Present value of net
  minimum lease payments     $133,457      $58,204       $66,111
                             ===================================

                                   Operating Leases

                                   Entergy    Entergy      Entergy
Year                     Entergy  Arkansas  Gulf States   Louisiana
                                     (In Thousands)

1999                     $66,644   $22,781    $17,437       $4,597
2000                      64,047    22,620     17,157        4,522
2001                      57,708    22,699     14,914        1,167
2002                      48,666    20,173     12,226        1,025
2003                      34,576     9,221     11,763          917
Years thereafter         146,003    37,171     45,236            -
                        ------------------------------------------
Minimum lease payments  $417,644  $134,665   $118,733      $12,228
                        ==========================================

     Rental expense for Entergy's leases (excluding nuclear fuel leases and the sale and leaseback transactions) amounted to approximately $69.4 million, $70.7 million, and $62.1 million in 1998, 1997, and 1996, respectively. These amounts include $19.4 million, $19.7 million, and $26.0 million, respectively, for Entergy Arkansas; $18.1 million, $17.6 million, and $11.8 million, respectively, for Entergy Gulf States; and $13.3 million, $12.8 million, and $13.7 million, respectively, for Entergy Louisiana.

Nuclear  Fuel  Leases   (Entergy  Arkansas, Entergy  Gulf  States,  Entergy
Louisiana, System Energy)

      As of December 31, 1998, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy each had arrangements to lease nuclear fuel in an aggregate amount up to $110 million, $75 million, $80 million, and $100 million, respectively. As of December 31, 1998, the unrecovered cost base of Entergy Arkansas', Entergy Gulf States', Entergy Louisiana's, and System Energy's nuclear fuel leases amounted to approximately $95.6 million, $46.6 million, $75.8 million, and $64.6 million, respectively. The lessors finance the acquisition and ownership of nuclear fuel through credit agreements and the issuance of notes. The credit agreements for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy have been extended and now have termination dates of December 2000, December 2000, January 2000, and February 2001, respectively. Such termination dates may be extended from time to time with the consent of the lenders. The intermediate-term notes issued pursuant to these fuel lease arrangements have varying maturities through February 15, 2001. It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. However, if such additional financing cannot be arranged, the lessee in each case must purchase sufficient nuclear fuel to allow the lessor to meet its obligations.

      Lease payments are based on nuclear fuel use. The table below represents the nuclear fuel lease expense and related interest charged to operations by the domestic utility companies and System Energy in 1998, 1997, and 1996:

                         1998                1997                1996
                    Lease               Lease               Lease
                   Expense  Interest   Expense  Interest   Expense  Interest
                                           (In Millions)

Entergy Arkansas     $50.5    $4.9      $53.7     $6.4      $53.9      $7.1
Entergy Gulf States   26.1     3.1       25.5      3.2       27.1       4.2
Entergy Louisiana     36.8     3.9       29.4      3.7       39.8       4.9
System Energy         35.4     4.7       41.1      5.4       37.7       5.5
                    -------------------------------------------------------
Total               $148.8   $16.6     $149.7    $18.7     $158.5     $21.7
                    =======================================================

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

      In July 1997, Entergy Louisiana caused the Waterford 3 lessors to issue $307.6 million aggregate principal amount of Waterford 3 Secured Lease Obligation Bonds, 8.09% Series due 2017, to refinance the outstanding bonds originally issued to finance the purchase of the undivided interests by the lessors. The lease payments have been reduced to reflect the lower interest costs.

      Upon the occurrence of certain events (including lease events of default, events of loss, deemed loss events or certain adverse "Financial Events" with respect to Entergy Louisiana), Entergy Louisiana may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from the lease transactions, and Entergy Louisiana may be required to assume the outstanding bonds issued by the Owner Trustee to finance, in part, its acquisition of the undivided interests in Waterford 3. "Financial Events" include, among other things, failure by Entergy Louisiana, following the expiration of any applicable grace or cure periods, to maintain (1) as of the end of any fiscal quarter, total equity capital (including preferred stock) at least equal to 30% of adjusted capitalization, or (2) in respect of the 12-month period ending on the last day of any fiscal quarter, a fixed charge coverage ratio of at least 1.50. As of December 31, 1998, Entergy Louisiana's total equity capital (including preferred stock) was 47.5% of adjusted capitalization and its fixed charge coverage ratio was 3.10.

      As of December 31, 1998, Entergy Louisiana had future minimum lease payments (reflecting an overall implicit rate of 7.45%) in connection with the Waterford 3 sale and leaseback transactions, which are recorded as long-term debt, as follows (in thousands):

1999                          $49,108
2000                           42,573
2001                           40,909
2002                           39,246
2003                           59,709
Years thereafter              472,429
                             --------
Total                         703,974
Less: Amount
  representing interest       350,374
                             --------
Present value of net
  minimum lease payments     $353,600
                             ========


Grand Gulf 1 Lease Obligations (System Energy)

      In December 1988 System Energy entered into two arrangements for the sale and leaseback of an aggregate 11.5% undivided ownership interest in Grand Gulf 1 for an aggregate cash consideration of $500 million. System Energy is leasing back the undivided interest on a net lease basis over a 26 1/2-year basic lease term. System Energy has options to terminate the leases and to repurchase the undivided interest in Grand Gulf 1 at certain intervals during the basic lease term. Further, at the end of the basic lease term, System Energy has an option to renew the leases or to repurchase the undivided interest in Grand Gulf 1.

      Due  to  "continuing  involvement" by System  Energy,  the  sale  and leaseback arrangements of the undivided portions of Grand Gulf 1, as described above, are required to be reflected for financial reporting purposes as financing transactions in System Energy's financial statements. The amounts charged to expense for financial reporting purposes include the interest portion of the lease obligations and depreciation of the plant. However, operating revenues include the recovery of the lease payments because the transactions are accounted for as sales and leasebacks for ratemaking purposes. The total of interest and depreciation expense exceeds the corresponding revenues realized during the early part of the lease term. Consistent with a recommendation contained in a FERC audit report, System Energy recorded as a net deferred asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and is recording such difference as a deferred asset on an ongoing basis. The amount of this deferred asset was $85.9 million and $84.0 million as of December 31, 1998, and 1997, respectively.

      As of December 31, 1998, System Energy had future minimum lease payments (reflecting an implicit rate of 7.02%), which are recorded as long-term debt as follows (in thousands):

1999                          $42,753
2000                           42,753
2001                           46,803
2002                           53,827
2003                           48,524
Years thereafter              610,913
                             --------
Total                         845,573
Less: Amount
  representing interest       364,272
                             --------
Present value of net
  minimum lease payments     $481,301
                             ========



NOTE 11. POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

Pension Plans

      Entergy has two postretirement benefit plans, "Entergy Corporation Retirement Plan for Non-Bargaining Employees" and "Entergy Corporation Retirement Plan for Bargaining Employees," covering substantially all of its domestic employees. The pension plans are noncontributory and provide pension benefits that are based on employees' credited service and compensation during the final years before retirement. Entergy Corporation and its subsidiaries fund pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended. The assets of the plans include common and preferred stocks, fixed-income securities, interest in a money market fund, and insurance contracts.

     Total 1998, 1997, and 1996 pension cost of Entergy Corporation and its
subsidiaries,   including  amounts  capitalized,  included  the   following
components (in thousands):

1998                                          Entergy    Entergy     Entergy     Entergy      Entergy    System
                                   Entergy   Arkansas  Gulf States  Louisiana  Mississippi  New Orleans  Energy
Service cost-benefits earned
  during the period                $ 45,470  $  7,428   $  5,448    $  4,148    $  1,913      $   818   $ 2,494
Interest cost on projected
  benefit obligation                192,132    27,919     24,564      16,845      10,362        3,020     3,265
Expected return on assets          (233,058)  (31,119)   (32,506)    (22,526)    (12,335)      (2,082)   (3,979)
Amortization of transition asset     (9,740)   (2,335)    (2,387)     (2,808)     (1,250)        (196)     (597)
Amortization of prior service cost   11,459     1,226      1,434         558         480          259        80
                                   ----------------------------------------------------------------------------
Net pension cost (income)          $  6,263  $  3,119   $ (3,447)   $ (3,783)   $   (830)     $ 1,819   $ 1,263
                                   ============================================================================


1997                                          Entergy    Entergy     Entergy     Entergy      Entergy    System
                                   Entergy   Arkansas  Gulf States  Louisiana  Mississippi  New Orleans  Energy
Service cost-benefits earned
  during the period                $ 47,703  $  6,937   $  5,365    $  3,762    $  1,893      $   763   $ 2,389
Interest cost on projected
  benefit obligation                193,665    26,472     23,684      15,778      10,011        2,783     2,942
Expected return on assets          (220,641)  (28,050)   (29,119)    (19,988)    (11,258)      (1,915)   (3,480)
Amortization of transition asset     (2,546)   (2,336)    (2,387)     (2,808)     (1,250)        (195)     (597)
Amortization of prior service cost    4,266     1,227      1,434         558         480          259        80
                                   ----------------------------------------------------------------------------
Net pension cost (income)          $ 22,447  $  4,250   $ (1,023)   $ (2,698)   $   (124)     $ 1,695   $ 1,334
                                   ============================================================================


1996                                          Entergy    Entergy     Entergy     Entergy      Entergy    System
                                   Entergy   Arkansas  Gulf States  Louisiana  Mississippi  New Orleans  Energy
Service cost-benefits earned
  during the period                $ 31,584  $  7,605   $  5,852    $  4,684    $  2,157      $ 1,147   $ 2,658
Interest cost on projected
  benefit obligation                 84,303    24,540     20,952      15,735       9,462        2,973     2,645
Expected return on assets           (94,438)  (26,090)   (28,122)    (18,656)    (10,614)      (1,802)   (3,141)
Amortization of transition asset     (2,547)   (2,336)    (2,387)     (2,808)     (1,250)        (195)     (597)
Amortization of prior service cost    4,656     1,227      1,825         558         479          259        80
Recognized net (gain)/loss               69        31          -           -           -            -        38
                                   ----------------------------------------------------------------------------
Net pension cost (income)          $ 23,627  $  4,977   $ (1,880)   $   (487)   $    234      $ 2,382   $ 1,683
                                   ============================================================================


       The  funded  status  of  Entergy's  various  pension  plans  as   of
December 31, 1998 and 1997 was (in thousands):


1998                                          Entergy    Entergy     Entergy     Entergy      Entergy    System
                                   Entergy   Arkansas  Gulf States  Louisiana  Mississippi  New Orleans  Energy
Change in Projected Benefit
Obligation (PBO)
Balance at 1/1/98                $2,495,107  $381,581   $327,842    $226,254    $140,317      $ 40,568   $46,433
Service cost                         45,470     7,428      5,448       4,148       1,913           818     2,494
Interest cost                       192,132    27,919     24,564      16,845      10,362         3,020     3,265
Actuarial (gain)/loss               142,217    41,742     45,302      29,769      15,544         5,319     4,005
Benefits paid                      (161,999)  (23,032)   (25,868)    (15,158)     (9,358)       (1,844)     (658)
Disposition of subsidiaries      (1,159,676)        -          -           -           -             -         -
                                 -------------------------------------------------------------------------------
Balance at 12/31/98              $1,553,251  $435,638   $377,288    $261,858    $158,778      $ 47,881   $55,539
                                 -------------------------------------------------------------------------------

Change in Plan Assets
Fair value of assets at 1/1/98   $3,133,232  $427,175   $454,912    $317,650    $174,434      $ 23,145   $52,539
Actual return on plan assets        472,181    67,058     76,254      54,171      27,318         2,000     8,440
Employer contributions               72,596     2,152      8,067           -          44         5,626       211
Benefits paid                      (161,999)  (23,032)   (25,868)    (15,158)     (9,358)       (1,844)     (658)
Disposition of subsidiaries      (1,724,818)        -          -           -           -             -         -
                                 -------------------------------------------------------------------------------
Fair value of assets at 12/31/98 $1,791,192  $473,353   $513,365    $356,663    $192,438      $ 28,927   $60,532
                                 -------------------------------------------------------------------------------

Funded status                      $237,941   $37,715   $136,077    $ 94,805    $ 33,660      $(18,954)  $ 4,993
Unrecognized transition asset       (24,798)   (7,007)    (4,775)     (8,423)     (3,751)         (376)   (4,097)
Unrecognized prior service cost      32,748    12,429     11,215       4,796       3,935         1,447       941
Unrecognized net (gain)/loss       (239,781)  (63,274)  (178,188)    (87,536)    (33,921)       12,507    (7,100)
                                   -----------------------------------------------------------------------------
Prepaid/(accrued) pension cost     $  6,110  $(20,137)  $(35,671)   $  3,642    $    (77)     $ (5,376)  $(5,263)
                                   -----------------------------------------------------------------------------


1997                                          Entergy    Entergy     Entergy     Entergy      Entergy    System
                                   Entergy   Arkansas  Gulf States  Louisiana  Mississippi  New Orleans  Energy
Change in Projected Benefit
Obligation (PBO)
Balance at 1/1/97*               $2,358,442  $338,306   $315,781    $217,710    $129,577      $ 41,511   $38,401
Service cost                         47,703     6,937      5,365       3,762       1,893           763     2,389
Interest cost                       193,665    26,472     23,684      15,778      10,011         2,783     2,942
Amendments                            2,121         -      2,121           -           -             -         -
Employee contributions                6,107         -          -           -           -             -         -
Actuarial (gain)/loss                48,563    32,405      7,262       3,907       7,871        (3,025)    3,302
Benefits paid                      (161,494)  (22,539)   (26,371)    (14,903)     (9,035)       (1,464)     (601)
                                 -------------------------------------------------------------------------------
Balance at 12/31/97              $2,495,107  $381,581   $327,842    $226,254    $140,317      $ 40,568   $46,433
                                 -------------------------------------------------------------------------------

Change in Plan Assets
Fair value of assets at 1/1/97*  $2,870,072  $374,849   $397,749    $271,857    $150,398      $ 21,801   $43,824
Actual return on plan assets        392,908    73,994     83,291      59,038      30,058         1,896     9,044
Employer contributions               31,746       871        243       1,658       3,013           912       272
Benefits paid                      (161,494)  (22,539)   (26,371)    (14,903)     (9,035)       (1,464)     (601)
                                 -------------------------------------------------------------------------------
Fair value of assets at 12/31/97 $3,133,232  $427,175   $454,912    $317,650    $174,434      $ 23,145   $52,539
                                 -------------------------------------------------------------------------------

Funded status                      $638,125   $45,594   $127,070    $ 91,396    $ 34,117      $(17,423)  $ 6,106
Unrecognized transition asset       (32,151)   (9,343)    (7,162)    (11,230)     (5,001)         (571)   (4,694)
Unrecognized prior service cost      35,500    13,656     12,649       5,353       4,414         1,706     1,021
Unrecognized net (gain)/loss       (420,802)  (69,076)  (179,742)    (85,660)    (34,482)        7,106    (6,645)
                                   -----------------------------------------------------------------------------
Prepaid/(accrued) pension cost     $220,672  $(19,169)  $(47,185)   $   (141)   $   (952)     $ (9,182)  $(4,212)
                                   -----------------------------------------------------------------------------

* As a result of the London Electricity acquisition, effective February 7, 1997, the PBO balance and the fair value of assets at January 1, 1997 include $1.1 billion and $1.5 billion, respectively, related to Entergy
   London.


       The   significant  actuarial  assumptions  used  in  computing   the
information above for the domestic utility companies and System Energy for 1998, 1997, and 1996 were as follows:

                                            1998     1997      1996

Weighted-average discount rate             6.75%    7.25%     7.75%
Weighted-average  rate  of  increase  in
  future compensation levels                4.6%     4.6%      4.6%
Expected long-term rate of return on plan
  assets                                    9.0%     9.0%      9.0%

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

      Effective January 1, 1993, Entergy adopted SFAS 106, which required a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. The domestic utility companies have sought approval, in their respective regulatory jurisdictions, to implement the appropriate accounting requirements related to SFAS 106 for ratemaking purposes. Entergy Arkansas received an order permitting deferral, as a regulatory asset, of the difference between its annual cash expenditures for postretirement benefits other than pensions and the SFAS 106 accrual, for a five-year period that began January 1, 1993. In December 1997, the APSC issued an order allowing the 15-year amortization of this regulatory asset. In 1998, Entergy Arkansas began to recover its SFAS 106 expenses (including the amortization of the regulatory asset) in rates as allowed by the APSC. Entergy Mississippi is expensing its SFAS 106 costs, which are reflected in rates pursuant to an order from the MPSC in connection with Entergy Mississippi's formulary incentive rate plan. Entergy New Orleans is expensing its SFAS 106 costs. Pursuant to the PUCT's May 26, 1995, amended order, Entergy Gulf States is currently collecting the Texas portion of its SFAS 106 costs in rates. The LPSC ordered Entergy Gulf States and Entergy Louisiana to continue the use of the pay-as-you-go method for ratemaking purposes for postretirement benefits other than pensions, but the LPSC retains the flexibility to examine individual companies' accounting for postretirement benefits to determine if special exceptions to this order are warranted.

       Pursuant to regulatory directives, Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, the portion of Entergy Gulf States regulated by the PUCT, and System Energy fund postretirement benefit obligations collected in rates. System Energy is funding on behalf of Entergy Operations postretirement benefits associated with Grand Gulf 1.
Entergy Louisiana and Entergy Gulf States continue to fund a portion of these benefits regulated by the LPSC and FERC on a pay-as-you-go basis. The assets of the various postretirement benefit plans other than pensions include common stocks, fixed-income securities, and a money market fund. At January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $241.4 million and $128 million for Entergy (other than Entergy Gulf States) and for Entergy Gulf States, respectively. Such obligations are being amortized over a 20-year period beginning in 1993.

      Total  1998, 1997, and 1996 postretirement benefit costs  of  Entergy
Corporation  and  its  subsidiaries,  including  amounts  capitalized   and
deferred, included the following components (in thousands):


1998                                          Entergy    Entergy     Entergy     Entergy      Entergy    System
                                   Entergy   Arkansas  Gulf States  Louisiana  Mississippi  New Orleans  Energy
Service cost-benefits earned
  during the period                $ 13,878  $  3,325   $  2,553    $  1,776    $    862      $   432   $   871
Interest cost on APBO                28,443     6,519      8,103       4,089       2,085        2,714       652
Expected return on assets            (5,260)     (215)    (2,385)          -      (1,059)      (1,155)     (446)
Amortization of transition
    obligation                       17,874     3,954      5,803       2,971       1,502        2,678       262
Amortization of prior service cost       44         -         44           -           -            -         -
Recognized net (gain)/loss           (3,501)        -     (1,216)       (686)       (264)      (1,024)      (79)
                                   ----------------------------------------------------------------------------
Net postretirement benefit cost    $ 51,478  $ 13,583   $ 12,902    $  8,150    $  3,126      $ 3,645   $ 1,260
                                   ============================================================================


1997                                          Entergy    Entergy     Entergy     Entergy      Entergy    System
                                   Entergy   Arkansas  Gulf States  Louisiana  Mississippi  New Orleans  Energy
Service cost-benefits earned
  during the period                $ 13,991  $  3,204   $  3,227    $  2,081    $  1,092      $   618   $   939
Interest cost on APBO                29,317     6,232      9,466       4,490       2,278        3,106       648
Expected return on assets            (3,386)        -     (1,637)          -        (695)        (840)     (214)
Amortization of transition
    obligation                       15,686     3,954      5,803       2,971       1,502        2,678       262
Amortization of prior service cost       44         -         44           -           -            -         -
Recognized net (gain)/loss              134      (238)       672        (348)       (103)        (742)        -
                                   ----------------------------------------------------------------------------
Net postretirement benefit cost    $ 55,786  $ 13,152   $ 17,575    $  9,194    $  4,074      $ 4,820   $ 1,635
                                   ============================================================================


1996                                          Entergy    Entergy     Entergy     Entergy      Entergy    System
                                   Entergy   Arkansas  Gulf States  Louisiana  Mississippi  New Orleans  Energy
Service cost-benefits earned
  during the period                $ 14,351  $  3,128   $  3,476    $  2,155    $  1,081      $   661   $   890
Interest cost on APBO                26,133     5,580      8,164       4,283       2,171        3,085       512
Expected return on assets            (1,654)        -       (388)          -        (479)        (681)     (106)
Amortization of transition
    obligation                       15,686     3,954      5,803       2,971       1,502        2,678       262
Amortization of prior service cost       44         -         44           -           -            -         -
Recognized net (gain)/loss           (1,516)     (557)      (477)       (277)        (44)        (701)      (53)
                                   ----------------------------------------------------------------------------
Net postretirement benefit cost    $ 53,044  $ 12,105   $ 16,622    $  9,132    $  4,231      $ 5,042   $ 1,505
                                   ============================================================================


     The funded status of Entergy's postretirement plans as of December 31, 1998 and 1997 was (in thousands):


1998                                          Entergy    Entergy     Entergy     Entergy      Entergy    System
                                   Entergy   Arkansas  Gulf States  Louisiana  Mississippi  New Orleans  Energy
Change in APBO
Balance at 1/1/98                $  427,962  $ 91,097   $136,228    $ 65,385    $ 33,273      $ 43,833   $10,464
Service cost                         13,878     3,325      2,553       1,776         862           432       871
Interest cost                        28,443     6,519      8,103       4,089       2,085         2,714       652
Amendments                            8,005     8,005          -           -           -             -         -
Actuarial (gain)/loss               (13,773)   (7,090)   (15,007)     (3,698)     (1,545)       (2,589)     (573)
Benefits paid                       (20,006)        -     (7,446)     (4,103)     (2,271)       (3,552)     (346)
                                 -------------------------------------------------------------------------------
Balance at 12/31/98              $  444,509  $101,856   $124,431    $ 63,449    $ 32,404      $ 40,838   $11,068
                                 -------------------------------------------------------------------------------

Change in Plan Assets
Fair value of assets at 1/1/98   $   59,688  $      -   $ 25,696    $      -    $ 11,807      $ 17,350   $ 4,835
Actual return on plan assets          4,616       713      1,165           -       1,612           405       721
Employer contributions               52,372    18,151     12,095       4,103       7,611         6,177     1,947
Benefits paid                       (27,097)   (7,090)    (7,446)     (4,103)     (2,271)       (3,552)     (347)
                                 -------------------------------------------------------------------------------
Fair value of assets at 12/31/98 $   89,579  $ 11,774   $ 31,510    $      -    $ 18,759      $ 20,380   $ 7,156
                                 -------------------------------------------------------------------------------

Funded status                     $(354,930) $(90,082)  $(92,921)   $(63,449)   $(13,645)     $(20,458)  $(3,912)
Unrecognized transition asset       160,613    55,344     81,247      41,604      21,027        37,505     3,670
Unrecognized prior service cost         379         -        379           -           -             -         -
Unrecognized net (gain)/loss         24,704     3,403    (14,186)     (7,351)     (4,539)      (12,337)   (1,327)
                                  ------------------------------------------------------------------------------
Prepaid/(accrued) postretirement
  benefit asset/(liability)       $(169,234) $(31,335)  $(25,481)   $(29,196)   $  2,843      $  4,710   $(1,569)
                                  ------------------------------------------------------------------------------


1997                                          Entergy    Entergy     Entergy     Entergy      Entergy    System
                                   Entergy   Arkansas  Gulf States  Louisiana  Mississippi  New Orleans  Energy
Change in APBO
Balance at 1/1/97                $  365,199  $ 78,049   $112,801    $ 59,699    $ 30,229      $ 41,937   $ 7,849
Service cost                         13,991     3,204      3,227       2,081       1,092           618       939
Interest cost                        29,317     6,232      9,466       4,490       2,278         3,106       648
Actuarial (gain)/loss                43,908     9,072     17,897       3,040       1,573         1,880     1,225
Benefits paid                       (24,453)   (5,460)    (7,163)     (3,925)     (1,899)       (3,708)     (197)
                                 -------------------------------------------------------------------------------
Balance at 12/31/97              $  427,962  $ 91,097   $136,228    $ 65,385    $ 33,273      $ 43,833   $10,464
                                 -------------------------------------------------------------------------------

Change in Plan Assets
Fair value of assets at 1/1/97   $   38,152  $      -   $ 15,599    $      -    $  7,553      $ 12,711   $ 2,289
Actual return on plan assets         11,626         -      6,080           -       1,819         3,216       511
Employer contributions               34,363     5,460     11,180       3,925       4,334         5,131     2,232
Benefits paid                       (24,453)   (5,460)    (7,163)     (3,925)     (1,899)       (3,708)     (197)
                                 -------------------------------------------------------------------------------
Fair value of assets at 12/31/97 $   59,688  $      -   $ 25,696    $      -    $ 11,807      $ 17,350   $ 4,835
                                 -------------------------------------------------------------------------------

Funded status                     $(368,274) $(91,097) $(110,532)   $(65,385)   $(21,466)     $(26,483)  $(5,629)
Unrecognized transition asset       172,085    59,298     87,050      44,575      22,529        40,183     3,932
Unrecognized prior service cost         423         -        423           -           -             -         -
Unrecognized net (gain)/loss         25,638    (4,104)    (1,615)     (4,338)     (2,705)      (11,522)     (559)
                                  ------------------------------------------------------------------------------
Prepaid/(accrued) postretirement
  benefit asset/(liability)       $(170,128) $(35,903)  $(24,674)   $(25,148)   $ (1,642)     $  2,178   $(2,256)
                                  ------------------------------------------------------------------------------


      The assumed health care cost trend rate used in measuring the APBO of Entergy was 6.0% for 1999, gradually decreasing each successive year until it reaches 5.0% in 2006. A one percentage-point change in the assumed health care cost trend rate for 1998 would have the following effects (in thousands):

                     1 Percentage Point Increase         1 Percentage Point Decrease
                                   Increase in the                        Decrease in the
                     Increase in    sum of service    Decrease in the     sum of service
         1998          the APBO   cost and interest         APBO         cost and interest
                                         cost                                  cost
  Entergy              $37,073             $4,930           ($31,149)           ($4,037)
  Entergy Arkansas       7,997              1,119             (6,746)              (918)
  Entergy Gulf States   11,085              1,214             (9,338)            (1,000)
  Entergy Louisiana      4,801                626             (4,051)              (515)
  Entergy Mississippi    2,422                301             (2,042)              (248)
  Entergy New Orleans    2,574                239             (2,206)              (201)
  System Energy          1,248                250             (1,025)              (201)

The significant actuarial assumptions used in determining the APBO for 1998, 1997, and 1996 were as follows:

                                        1998     1997      1996

Weighted-average discount rate         6.75%    7.25%     7.75%
Weighted-average rate of increase in
  future compensation levels            4.6%     4.6%      4.6%
Expected long-term rate of return on
  plan assets                           9.0%     9.0%      9.0%


NOTE 12.  DISPOSITION OF SUBSIDIARY BUSINESSES (Entergy Corporation)

      In August 1998, Entergy's Board of Directors approved a new strategic direction for Entergy that included the sale of several businesses. These businesses include Entergy London and its wholly-owned subsidiary London Electricity; CitiPower Pty.; Edesur, S.A.; Entergy Security, Inc.; Efficient Solutions, Inc.; and certain portions of Entergy's telecommunications businesses. The results of operations of these businesses are included in Entergy's Consolidated Statements of Income and Comprehensive Income through their respective dates of sale. Gains or losses arising from sales concluded in 1998 are included in "Other Income (Deductions), Sale of non-regulated businesses" in that statement.

      In September 1998, Entergy sold its energy management subsidiary, Efficient Solutions, Inc. (formerly Entergy Integrated Solutions, Inc.). The loss on the sale was approximately $69 million ($36 million net of tax, or $0.15 per common share).

     In December 1998, Entergy sold its London, England electricity distribution and supply subsidiary, London Electricity. The gain on the sale was approximately $327 million ($247 million net of tax, or $1.00 per common share). The majority of the net proceeds from the London Electricity sale were invested in notes receivable totaling BPS574 million ($947 million). The banks obligated on the notes receivable are each rated by Standard & Poor's at A-1+ on their short-term obligations. These notes mature in August 1999.

     Entergy has entered into foreign currency forward contracts to hedge the U.S. dollar equivalent amount of these notes and related accrued interest at maturity. The forward contracts are in the notional amount of BPS600 million, mature in August 1999, and lock in an average spot rate of $1.666125 to BPS1. The banks obligated on the forward contracts are rated by Standard & Poor's at A-1 or above on their short-term obligations. At maturity, Entergy expects to receive approximately $1 billion, including accrued interest, from the notes after the effects of hedging. Management's estimate of the fair value of the forward contracts as of December 31, 1998, based on quoted currency exchange rates, is a net asset of approximately $7.3 million.

     In December 1998, Entergy sold its Melbourne, Australia electricity distribution subsidiary, CitiPower. The gain on the sale was approximately $30 million ($19 million net of tax, or $0.08 per common share).

     In January 1999, Entergy sold its security monitoring subsidiary, Entergy Security, Inc., at a small gain. This gain will be reflected in Entergy's 1999 results of operations.

     The businesses sold through December 31, 1998 collectively represented $6.7 billion of Entergy's total assets at the time of their respective sales and generated $177 million of Entergy's net income, excluding gains or losses from disposition, for the year ended December 31, 1998. Further information on the results of operations and total assets of Entergy London and CitiPower is included in Note 14 to the financial statements.

      An adjustment to the carrying amounts of Entergy's investments in businesses located in Asia was recorded in the fourth quarter 1998. The adjustment reduced net income by $22 million, or $0.09 per common share. Management believes that the sale prices of businesses remaining to be sold at December 31, 1998 will exceed their net book value, and no further adjustments to their carrying values are necessary.


NOTE 13. TRANSACTIONS WITH AFFILIATES (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

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

                           Intercompany Revenues

          Entergy    Entergy     Entergy     Entergy      Entergy      System
         Arkansas  Gulf States  Louisiana  Mississippi  New Orleans    Energy

   1998   $162.0      $16.7       $16.7       $88.3        $11.0       $602.4
   1997   $230.8      $15.9       $ 3.4       $85.5        $11.1       $633.7
   1996   $283.6      $22.1       $ 6.8       $66.4        $ 2.9       $623.6

   Intercompany Operating Expenses (excluding transactions with Entergy
                                Operations)

           Entergy Entergy Entergy Entergy Entergy System Arkansas Gulf States Louisiana Mississippi New Orleans Energy
            (1)
   1998    $353.7       $419.7      $269.0      $338.1       $194.9      $39.6
   1997    $335.0       $416.4      $326.7      $316.1       $177.1      $36.5
   1996    $346.7       $395.7      $331.3      $294.6       $185.9      $ 8.6

(1)Includes $18.8 million in 1998, $16.5 million in 1997, and $38.8 million in 1996 for power purchased from Entergy Power.

        Operating Expenses Paid or Reimbursed to Entergy Operations

                  Entergy       Entergy     Entergy     System
                 Arkansas     Gulf States  Louisiana    Energy

    1998         $167.5         $114.2       $125.0     $62.8
    1997         $162.1         $ 63.5       $133.3     $64.7
    1996         $163.3         $133.7       $ 97.7     $98.1


NOTE 14. BUSINESS SEGMENT INFORMATION (Entergy Corporation and Entergy New Orleans)

      In 1998, Entergy adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Entergy's reportable segments as of December 31, 1998 are domestic utility and power marketing and trading. Entergy's international electric distribution businesses, Entergy London and CitiPower, were sold in December 1998. These businesses would have been a reportable segment had they been held as of December 31, 1998, and financial information regarding them is also provided below.

      Domestic utility provides retail electric service in portions of Arkansas, Louisiana, Mississippi, and Texas, and provides natural gas utility service in portions of Louisiana. Entergy's power marketing and trading segment markets wholesale electricity, gas, other generating fuels, and electric capacity, and markets financial instruments to third parties. Entergy's reportable segments are strategic business units managed separately due to their different operating and regulatory environments.

     Entergy's segment financial information is as follows (in thousands):

                                Domestic     Power       Entergy    CitiPower    All Other    Eliminations Consolidated
                                Utility    Marketing      London
                                          and Trading

1998
Net income (loss)                $528,498     ($15,539)   $117,749      $3,103     $151,818              -      $785,629
Operating revenues              6,310,543    2,879,507   1,911,875     303,245      125,770       ($36,168)   11,494,772
Depreciation and amortization     717,068        5,059     126,586      28,444       61,022              -       938,179
Decommissioning                    46,750            -           -           -            -              -        46,750
Interest expense                  548,299          170     182,479      80,586       21,803           (822)      832,515
Interest income                    51,750        7,688       9,033           -       31,295              -        99,766
Income tax expense (benefit)      331,931       (8,216)      4,589           -      (61,569)             -       266,735
Total assets                   19,738,995      359,626           -           -    2,783,732        (34,330)   22,848,023

1997
Net income (loss)                $517,691      $14,161   ($147,335)    ($1,546)    ($82,072)             -      $300,899
Operating revenues              6,731,872      526,614   1,847,042     342,959      124,053       ($33,614)    9,538,926
Depreciation and amortization     713,490        4,789     121,365      32,702       55,110              -       927,456
Decommissioning                    52,552            -           -           -            -              -        52,552
Interest expense                  583,613           91     178,647      69,011       32,911         (2,001)      862,272
Interest income                    56,578        2,497      22,328          45       23,603              -       105,051
Income tax expense (benefit)      296,430        8,318     177,023      22,924      (33,354)             -       471,341
Total assets                   20,114,594      354,694   4,403,625   1,068,564    1,093,783        (34,560)   27,000,700

1996
Net income (loss)                $555,284       $6,152           -     ($1,659)    ($69,214)             -      $490,563
Operating revenues              6,654,495      130,262           -     378,326       49,374       ($48,931)    7,163,526
Depreciation and amortization     676,749        5,580           -      34,477       20,370              -       737,176
Decommissioning                    53,772            -           -           -            -              -        53,772
Interest expense                  626,774          119           -      75,707       22,065         (4,630)      720,035
Interest income                    32,388        2,560           -         326        8,101              -        43,375
Income tax expense (benefit)      448,445        4,760           -           -      (32,046)             -       421,159
Total assets                   20,597,669      145,089           -   1,324,228      923,083        (34,044)   22,956,025


The All Other category includes the parent Entergy Corporation, segments below the quantitative threshold for separate disclosure, and other business activities. Other segments principally include global power development and nuclear power operations and management. Other business activities principally include the gains on the sales of Entergy London and CitiPower, and the loss on the sale of Efficient Solutions. Reconciling items are principally intersegment activity.

Products and Services

      In addition to retail electric service, Entergy New Orleans supplies natural gas services in the City of New Orleans. Revenue from these two services is disclosed in Entergy New Orleans' Statements of Income.

Geographic areas

     For the years ended December 31, 1998, 1997, and 1996, Entergy did not derive material revenues from outside of the United States, other than from Entergy London and CitiPower, which are noted above.

     Long-lived assets as of December 31 were as follows (in thousands):


                                 1998           1997           1996

              Domestic      $ 14,863,488   $15,228,107    $  15,599,221

              Foreign       $    465,094   $ 2,904,721    $     623,902
                            ------------   -----------    -------------
              Consolidated  $ 15,328,582   $18,132,828    $  16,223,123
                            ============   ===========    =============


NOTE  15.   QUARTERLY  FINANCIAL  DATA  (UNAUDITED)  (Entergy  Corporation,
Entergy   Arkansas,   Entergy  Gulf  States,  Entergy  Louisiana,   Entergy
Mississippi, Entergy New Orleans, and System Energy)

      The business of the domestic utility companies and System Energy is subject to seasonal fluctuations with the peak periods occurring during the third quarter. Operating results for the four quarters of 1998 and 1997 were:

Operating Revenue
                                 Entergy     Entergy    Entergy     Entergy     Entergy     System
                     Entergy    Arkansas  Gulf States  Louisiana  Mississippi New Orleans   Energy
                                  (In Thousands)
1998:
  First Quarter    $2,313,092   $329,789    $457,509    $356,038   $205,017    $113,663    $148,606
  Second Quarter    2,508,814    391,357     423,655     424,115    268,908     125,106     144,336
  Third Quarter     4,587,447    527,059     609,362     537,632    324,784     165,808     152,083
  Fourth Quarter    2,085,419    360,493     363,283     393,123    177,591     109,173     157,348
1997:
  First Quarter    $2,045,753   $374,731    $481,328    $433,983    200,328     124,956     155,662
  Second Quarter    2,155,295    423,619     476,421     412,263    212,892     109,803     161,021
  Third Quarter     2,797,587    545,849     599,974     554,486    294,983     139,940     160,573
  Fourth Quarter    2,540,291    371,515     590,106     402,540    229,192     130,123     156,442


Operating Income
                               Entergy     Entergy    Entergy     Entergy     Entergy     System
                   Entergy    Arkansas  Gulf States  Louisiana  Mississippi New Orleans   Energy
                                  (In Thousands)
1998:
  First Quarter    $285,507   $ 27,254     $63,661     $ 55,222    $16,406    $ 1,891     $71,959
  Second Quarter    472,710     83,837      31,529      114,540     55,720     15,468      72,177
  Third Quarter     590,673    140,837     166,404      164,393     54,028     20,210      68,772
  Fourth Quarter    162,965      2,887     (25,940)      68,726       (569)     1,490      69,735
1997:
  First Quarter    $372,218   $ 30,890     $93,014     $ 77,880    $22,694    $ 8,755     $74,316
  Second Quarter    433,887     80,873      75,643       87,911     40,395      9,400      73,568
  Third Quarter     672,617    148,688     158,365      147,976     52,832     18,096      72,813
  Fourth Quarter    355,641      6,424     203,524       53,813     20,827      6,040      72,496

Net Income (Loss)
                               Entergy     Entergy    Entergy     Entergy     Entergy     System
                   Entergy    Arkansas  Gulf States  Louisiana  Mississippi New Orleans   Energy
                                  (In Thousands)
1998:
  First Quarter    $60,054     $5,623      $14,756     $13,917     $5,194      $   (902)  $24,587
  Second Quarter   215,979     39,967       (5,241)     49,546     29,512         6,577    24,779
  Third Quarter    262,596     73,731       78,313      81,470     29,321        10,258    25,139
  Fourth Quarter   247,000     (8,370)     (41,435)     34,554     (1,389)          204    31,971
1997:
  First Quarter    $126,485    $9,848      $32,535     $26,172     $8,352      $  2,818   $24,345
  Second Quarter    158,579    38,085       27,028      32,607     19,399         3,038    24,093
  Third Quarter      93,321    78,251       70,740      70,681     27,335         8,590    24,449
  Fourth Quarter    (77,486)    1,793      (70,327)     12,297     11,575         1,005    29,408


Earnings (Loss) per Average Common Share (Entergy Corporation)

                         1998                    1997
                      Basic and Diluted      Basic and Diluted

  First Quarter           $0.20                  $ 0.47
  Second  Quarter         $0.83                  $ 0.61
  Third Quarter           $1.01                  $ 0.33
  Fourth Quarter          $0.96                  $(0.38)

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


    Name                Age               Position                                  Period

ENTERGY ARKANSAS, INC.

Directors
R. Drake Keith          63   Chief Executive Officer of Entergy Arkansas         1998-Present
                             President and Director of Entergy Arkansas          1989-Present
Frank F. Gallaher            See information under the Entergy
                             Corporation Officers Section in Part I.
Donald C. Hintz              See information under the Entergy
                             Corporation Officers Section in Part I.
Jerry D. Jackson             See information under the Entergy
                             Corporation Officers Section in Part I.
J. Wayne Leonard             See information under the Entergy
                             Corporation Officers Section in Part I.
Edwin Lupberger              See information under the Entergy
                             Corporation Officers Section in Part I.
Jerry L. Maulden             See information under the Entergy
                             Corporation Officers Section in Part I.

Officers

Cecil L. Alexander      63   Vice President - Governmental Affairs of            1991-Present
                             Entergy Arkansas
C. Gary Clary           54   Senior Vice President - Human Resources and         1998-Present
                             Administration of Entergy Arkansas, Entergy
                             Gulf States, Entergy Louisiana, Entergy
                             Mississippi, and Entergy New Orleans
                             Vice President - Human Resources and                1997-1998
                             Administration of Entergy Arkansas, Entergy
                             Gulf States, Entergy Louisiana, Entergy
                             Mississippi, and Entergy New Orleans
                             Director-System Human Resources of Entergy          1993-1996
                             Services
C. Hiram Walters        62   Vice President - Customer Service of Entergy        1993-Present
                             Arkansas
                             Vice President - Customer Service of Entergy        1994-Present
                             Louisiana
Frank F. Gallaher            See information under the Entergy
                             Corporation Officers Section in Part I.
Donald C. Hintz              See information under the Entergy
                             Corporation Officers Section in Part I.
Jerry D. Jackson             See information under the Entergy
                             Corporation Officers Section in Part I.
R. Drake Keith               See information under the Entergy Arkansas
                             Directors above.
Nathan E. Langston           See information under the Entergy
                             Corporation Officers Section in Part I.
J. Wayne Leonard             See information under the Entergy
                             Corporation Officers Section in Part I.
Edwin Lupberger              See information under the Entergy
                             Corporation Officers Section in Part I.
Jerry L. Maulden             See information under the Entergy
                             Corporation Officers Section in Part I.
Steven C. McNeal             See information under the Entergy
                             Corporation Officers Section in Part I.
Michael G. Thompson          See information under the Entergy
                             Corporation Officers Section in Part I.
C. John Wilder               See information under the Entergy
                             Corporation Officers Section in Part I.

ENTERGY GULF STATES, INC.

Directors

John J. Cordaro        65   Chief Executive Officer - Louisiana               1998
                            President - Louisiana                             1997-1998
                            Director of Entergy Gulf States and               1996-1998
                            Entergy Louisiana
                            State President - Louisiana                       1996-1997
                            President and Director of Entergy                 1992-1996
                            Louisiana and Entergy New Orleans
Joseph F. Domino       50   Director of Entergy Gulf States                   1999-Present
                            President and Chief Executive Officer -           1998-Present
                            Texas
                            Director - Southwest Franchise of Entergy         1997-1998
                            Gulf States
                            Director - Eastern Region of Entergy              1995-1997
                            Services
                            Director - Southern Region of Entergy             1994-1995
                            Services
Frank F. Gallaher           See information under the Entergy
                            Corporation Officers Section in Part I.
Donald C. Hintz             See information under the Entergy
                            Corporation Officers Section in Part I.
Jerry D. Jackson            See information under the Entergy
                            Corporation Officers Section in Part I.
J. Wayne Leonard            See information under the Entergy
                            Corporation Officers Section in Part I.
Edwin Lupberger             See information under the Entergy
                            Corporation Officers Section in Part I.
Jerry L. Maulden            See information under the Entergy
                            Corporation Officers Section in Part I.

Officers

James D. Bruno         59   Vice President of Customer Service of             1998-Present
                            Entergy Louisiana and Entergy Gulf States
                            Vice President of Customer Service of             1994-1998
                            Entergy Louisiana and Entergy New Orleans
                            Vice President - Metro Region of Entergy          1993-1994
                            Services
S. G. Cunningham, Jr.  58   Vice President - Regulatory and                   1996-Present
                            Governmental Affairs of Entergy Louisiana
                            and Entergy Gulf States
                            Vice President - State Regulatory Affairs         1994-1996
                            of Entergy Services
                            Vice President - Entergy Corporation,             1993-1994
                            Entergy Gulf States Transition, and
                            Regulatory Affairs of Entergy Services
                            Vice President - Rates and Regulatory             1991-1994
                            Affairs of Entergy Louisiana and Entergy
                            New Orleans
Murphy A. Dreher       46   Vice President - State Governmental               1999-Present
                            Affairs of Entergy Gulf States and
                            Entergy Louisiana
                            Legislative Executive - Governmental              1995-1998
                            Affairs of Entergy Gulf States
                            Director of Governmental Affairs of               1993-1995
                            Entergy Gulf States
Randall W. Helmick     44   Vice President of Operations - Louisiana          1998-Present
                            Director of Special Projects of London            1997-1998
                            Electricity
                            Director of Reliability of Entergy                1997
                            Services
                            Director of Operations and Engineering of         1994-1997
                            Entergy Services
J. Parker McCollough   47   Vice President - State Governmental               1996-Present
                            Affairs of Entergy Gulf States - Texas
                            Vice President - Governmental Affairs,            1993-1996
                            Texas Association of Realtors (trade
                            association)
C. Gary Clary               See information under the Entergy Arkansas
                            Officers Section above.
John J. Cordaro             See information under the Entergy Gulf
                            States Directors Section above.
Joseph F. Domino            See information under the Entergy Gulf
                            States Directors Section above.
Frank F. Gallaher           See information under the Entergy
                            Corporation Officers Section in Part I.
Donald C. Hintz             See information under the Entergy
                            Corporation Officers Section in Part I.
Jerry D. Jackson            See information under the Entergy
                            Corporation Officers Section in Part I.
Nathan E. Langston          See information under the Entergy
                            Corporation Officers Section in Part I.
J. Wayne Leonard            See information under the Entergy
                            Corporation Officers Section in Part I
Edwin Lupberger             See information under the Entergy
                            Corporation Officers Section in Part I.
Jerry L. Maulden            See information under the Entergy
                            Corporation Officers Section in Part I.
Steven C. McNeal            See information under the Entergy
                            Corporation Officers Section in Part I.
Michael G. Thompson         See information under the Entergy
                            Corporation Officers Section in Part I.
C. John Wilder              See information under the Entergy
                            Corporation Officers Section in Part I.

ENTERGY LOUISIANA, INC.

Directors

John J. Cordaro              See information under the Entergy Gulf
                             States Directors Section above.
Frank F. Gallaher            See information under the Entergy
                             Corporation Officers Section in Part I.
Donald C. Hintz              See information under the Entergy
                             Corporation Officers Section in Part I.
Jerry D. Jackson             See information under the Entergy
                             Corporation Officers Section in Part I.
J. Wayne Leonard             See information under the Entergy
                             Corporation Officers Section in Part I.
Edwin Lupberger              See information under the Entergy
                             Corporation Officers Section in Part I.
Jerry L. Maulden             See information under the Entergy
                             Corporation Officers Section in Part I.

Officers

James D. Bruno               See information under the Entergy Gulf
                             States Officers Section above.
C. Gary Clary                See information under the Entergy Arkansas
                             Officers Section above.
John J. Cordaro              See information under the Entergy Gulf
                             States Directors Section above.
S. G. Cunningham, Jr.        See information under the Entergy Gulf
                             States Officers Section above.
Murphy A. Dreher             See information under the Entergy Gulf
                             States Officers Section above.
Frank F. Gallaher            See information under the Entergy
                             Corporation Officers Section in Part I.
Randall W. Helmick           See information under the Entergy Gulf
                             States Officers Section above.
Donald C. Hintz              See information under the Entergy
                             Corporation Officers Section in Part I.
Jerry D. Jackson             See information under the Entergy
                             Corporation Officers Section in Part I.
Nathan E. Langston           See information under the Entergy
                             Corporation Officers Section in Part I.
J. Wayne Leonard             See information under the Entergy
                             Corporation Officers Section in Part I.
Edwin Lupberger              See information under the Entergy
                             Corporation Officers Section in Part I.
Jerry L. Maulden             See information under the Entergy
                             Corporation Officers Section in Part I.
Steven C. McNeal             See information under the Entergy
                             Corporation Officers Section in Part I.
Michael G. Thompson          See information under the Entergy
                             Corporation Officers Section in Part I.
C. Hiram Walters             See information under the Entergy Arkansas
                             Officers Section above.
C. John Wilder               See information under the Entergy
                             Corporation Officers Section in Part I.

ENTERGY MISSISSIPPI, INC.

Directors

Donald E. Meiners (a)  63   Chief Executive Officer of Entergy                1998-Present
                            Mississippi
                            President and Director of Entergy                 1992-Present
                            Mississippi
Frank F. Gallaher           See information under the Entergy
                            Corporation Officers Section in Part I.
Donald C. Hintz             See information under the Entergy
                            Corporation Officers Section in Part I.
Jerry D. Jackson            See information under the Entergy
                            Corporation Officers Section in Part I.
J. Wayne Leonard            See information under the Entergy
                            Corporation Officers Section in Part I.
Edwin Lupberger             See information under the Entergy
                            Corporation Officers Section in Part I.
Jerry L. Maulden            See information under the Entergy
                            Corporation Officers Section in Part I.

Officers

Bill F. Cossar         60   Vice President - Governmental Affairs of          1987-Present
                            Entergy Mississippi
C. Gary Clary               See information under the Entergy Arkansas
                            Officers Section above.
Frank F. Gallaher           See information under the Entergy
                            Corporation Officers Section in Part I.
Jerry D. Jackson            See information under the Entergy
                            Corporation Officers Section in Part I.
Nathan E. Langston          See information under the Entergy
                            Corporation Officers Section in Part I.
J. Wayne Leonard            See information under the Entergy
                            Corporation Officers Section in Part I.
Edwin Lupberger             See information under the Entergy
                            Corporation Officers Section in Part I.
Jerry L. Maulden            See information under the Entergy
                            Corporation Officers Section in Part I.
Steven C. McNeal            See information under the Entergy
                            Corporation Officers Section in Part I.
Donald E. Meiners           See information under the Entergy
                            Mississippi Directors Section above.
Michael G. Thompson         See information under the Entergy
                            Corporation Officers Section in Part I.
C. John Wilder              See information under the Entergy
                            Corporation Officers Section in Part I.

ENTERGY NEW ORLEANS, INC.

Directors

Daniel F. Packer      51   Chief Executive Officer of Entergy New             1998-Present
                           Orleans
                           President and Director of Entergy New              1997-Present
                           Orleans
                           State President - City of New Orleans              1996-1997
                           Vice President - Regulatory and                    1994-1996
                           Governmental Affairs of Entergy New
                           Orleans
                           General Manager - Plant Operations at              1991-1994
                           Waterford 3
Donald C. Hintz            See information under the Entergy
                           Corporation Officers Section in Part I.
Jerry D. Jackson           See information under the Entergy
                           Corporation Officers Section in Part I.
J. Wayne Leonard           See information under the Entergy
                           Corporation Officers Section in Part I.
Robert v.d. Luft           See information under the Entergy
                           Corporation Officers Section in Part I.
Edwin Lupberger            See information under the Entergy
                           Corporation Officers Section in Part I.

Officers

Elaine Coleman        49   Vice President External Affairs of Entergy         1998-Present
                           New Orleans
                           Director of Customer Service of Entergy            1998
                           Services
                           Lead Customer Service Manager of Entergy           1995-1998
                           Services
                           Manager of Employee Communication of               1993-1995
                           Entergy Services
C. Gary Clary              See information under the Entergy Arkansas
                           Officers Section above.
Frank F. Gallaher          See information under the Entergy
                           Corporation Officers Section in Part I.
Jerry D. Jackson           See information under the Entergy
                           Corporation Officers Section in Part I.
Nathan E. Langston         See information under the Entergy
                           Corporation Officers Section in Part I.
J. Wayne Leonard           See information under the Entergy
                           Corporation Officers Section in Part I.
Edwin Lupberger            See information under the Entergy
                           Corporation Officers Section in Part I.
Jerry L. Maulden           See information under the Entergy
                           Corporation Officers Section in Part I.
Steven C. McNeal           See information under the Entergy
                           Corporation Officers Section in Part I.
Daniel F. Packer           See information under the Entergy New
                           Orleans Directors Section above.
Michael G. Thompson        See information under the Entergy
                           Corporation Officers Section in Part I.
C. John Wilder             See information under the Entergy
                           Corporation Officers Section in Part I.

SYSTEM ENERGY RESOURCES, INC.

Directors

Jerry W. Yelverton    54   Director, President and Chief Executive             1999-Present
                           Officer of System Energy
                           Senior Vice President of Nuclear of Entergy         1997-1998
                           Services
                           Executive Vice President and Chief Operating        1996-1998
                           Officer of Entergy Operations
                           Vice President of Operations of ANO                 1992-1996
                           In addition, Mr. Yelverton is an executive
                           officer and/or director of various other
                           wholly owned subsidiaries of Entergy
                           Corporation and its operating companies.
Donald C. Hintz            See information under the Entergy
                           Corporation Officers Section in Part I.
J. Wayne Leonard           See information under the Entergy
                           Corporation Officers Section in Part I.
Robert v.d. Luft           See information under the Entergy
                           Corporation Officers Section in Part I.
Edwin Lupberger            See information under the Entergy
                           Corporation Officers Section in Part I.
Jerry L. Maulden           See information under the Entergy
                           Corporation Officers Section in Part I.
C. John Wilder             See information under the Entergy
                           Corporation Officers Section in Part I.

Officers

Joseph  L. Blount     52   Secretary of System Energy and Entergy              1991-Present
                           Operations
                           Vice President Legal and External Affairs of        1990-1993
                           Entergy Operations
                           In addition, Mr. Yelverton is an executive
                           officer and/or director of various other
                           wholly owned subsidiaries of Entergy
                           Corporation and its operating companies.
Donald C. Hintz            See information under the Entergy
                           Corporation Officers Section in Part I.
Nathan E. Langston         See information under the Entergy
                           Corporation Officers Section in Part I.
Edwin Lupberger            See information under the Entergy
                           Corporation Officers Section in Part I.
Steven C. McNeal           See information under the Entergy
                           Corporation Officers Section in Part I.
C. John Wilder             See information under the Entergy
                           Corporation Officers Section in Part I.
Jerry W. Yelverton         See information under the System Energy
                           Directors section above.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 14, 1999, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.

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

   ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY
          MISSISSIPPI, ENTERGY NEW ORLEANS, AND SYSTEM ENERGY

                      Summary Compensation Table

      The following table includes the Chief Executive Officer and the four other most highly compensated executive officers in office as of December 31, 1998 at Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy (collectively, the "Named Executive Officers"). This determination was based on total annual base salary and bonuses from all Entergy sources earned by each officer for the year 1998. See Item 10, "Directors and Executive Officers of the Registrants," for information on the principal positions of the Named Executive Officers in the table below.

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

                                                                       Long-Term Compensation
                                   Annual Compensation                         Awards
                                                                       Restricted  Securities        (a)
                                                         Other Annual    Stock     Underlying     All Other
          Name             Year     Salary      Bonus    Compensation    Awards    Options       Compensation
John J. Cordaro            1998   $ 227,556     $67,211     $45,209         (b)     1,250 shares      $5,833
CEO-Entergy Gulf States    1997     206,410           0      37,986         (b)     2,500              6,192
and Entergy Louisiana      1996     199,141      79,012      23,052         (b)     2,500              9,873

Joseph F. Domino           1998   $ 164,011     $39,492     $ 4,558         (b)         0 shares      $5,409
CEO-Entergy Gulf States    1997     138,374           0      16,205         (b)         0                  0
                           1996     132,138      34,080      20,900         (b)         0                  0

Frank F. Gallaher          1998    $382,829   $ 350,934     $89,137         (b)     2,500 shares     $12,396
                           1997     327,385           0      11,132         (b)     5,000              9,822
                           1996     276,538     130,150      35,641         (b)     5,000             10,321

Donald C. Hintz            1998    $423,379   $ 269,846     $28,508         (b)     2,500 shares     $14,236
CEO-System Energy          1997     365,077           0      18,245         (b)     5,000             10,952
                           1996     343,269     231,299      12,516         (b)     5,000             14,197

Jerry D. Jackson           1998    $408,456   $ 348,156     $59,630         (b)     2,500 shares     $13,849
                           1997     342,077           0      56,359         (b)     5,000             10,262
                           1996     332,115     209,489      37,928         (b)     5,000             13,862

R. Drake Keith             1998    $289,145   $ 165,582     $67,239         (b)     1,250 shares     $10,259
CEO-Entergy Arkansas       1997     276,728           0      41,230         (b)     2,500              8,292
                           1996     275,343     108,927      27,621         (b)     2,500             11,413

Nathan E. Langston         1998    $158,563   $ 111,125     $21,953         (b)         0 shares      $5,243
                           1997     131,660      10,504      17,462         (b)         0                  0
                           1996     127,089      23,551      15,149         (b)         0                  0

J. Wayne Leonard           1998    $412,843  $1,145,416     $65,787(e)   $796,860       0 shares     $18,125
CEO-Entergy Corporation                                                   (b)(c)


Edwin Lupberger (d)        1998    $589,231   $ 441,336     $94,867         (b)     5,000 shares $11,081,645(f)
                           1997     785,385           0     271,422         (b)    10,000             23,562
                           1996     735,577     448,794     123,601         (b)    10,000             23,567

Jerry L. Maulden           1998    $476,287   $ 388,022     $42,712         (b)     2,500 shares     $17,782
                           1997     445,615           0      67,485         (b)     5,000             13,369
                           1996     435,000     260,301      27,056         (b)     5,000             14,550

Steven C. McNeal           1998    $154,721   $  94,400     $ 4,432         (b)         0 shares      $5,145
                           1997     122,474       9,818      14,237         (b)         0                  0
                           1996     116,364      21,649      10,491         (b)         0                  0

Donald E. Meiners          1998    $268,345   $ 148,734     $60,353         (b)     1,250 shares      $9,388
CEO-Entergy Mississippi    1997     255,410           0      33,748         (b)     2,500              7,662
                           1996     254,064     100,536      37,021         (b)     2,500             10,775

Daniel F. Packer           1998    $170,326   $ 123,513     $54,208(e)      (b)         0 shares      $4,018
CEO-Entergy New Orleans    1997     147,077           0      96,097(e)      (b)         0              3,028
                           1996     135,292      39,363      31,391(e)      (b)         0              6,428

C. John Wilder             1998    $201,413   $ 513,106     $ 7,255      $758,560       0 shares      $3,300
                                                                          (b)(c)

(a)  Includes the following:

     (1) 1998 benefit accruals under the Defined Contribution Restoration Plan as follows: Mr. Cordaro $345; Mr. Gallaher $6,908; Mr. Hintz $8,748; Mr. Jackson $8,361; Mr. Keith
          $4,771; Mr. Lupberger $16,131; Mr. Maulden $12,982; and  Mr.
          Meiners $3,934.

     (2) 1998 employer contributions to the Entergy Stock Ownership Plan of $688 each for Mr. Cordaro, Mr. Domino, Mr. Gallaher, Mr. Hintz, Mr. Jackson, Mr. Keith, Mr. Langston, Mr. McNeal, and Mr. Meiners, and $403 for Mr. Lupberger.

     (3) 1998 employer contributions to the System Savings Plan as follows: Mr. Cordaro $4,800; Mr. Domino $4,721; Mr. Gallaher $4,800; Mr. Hintz $4,800; Mr. Jackson $4,800; Mr. Keith $4,800; Mr. Langston $4,555; Mr. Lupberger $4,800; Mr. McNeal $4,457; Mr. Maulden $4,800; Mr. Meiners $4,766; and Mr. Packer $4,018.

     (4)  1998  reimbursements for moving expenses  as  follows:   Mr.
          Leonard $18,125 and Mr. Wilder $3,300.

(b) Restricted stock awards in 1998 are reported under the "Long-Term Incentive Plan Awards" table, and reference is made to this table for information on the aggregate number of restricted shares awarded during 1998 and the vesting schedule for such shares. At December 31, 1998, the number and value of the aggregate restricted stock holdings were as follows: Mr. Cordaro 4,500 shares, $140,063; Mr. Domino 3,252 shares, $101,219; Mr. Gallaher 7,497 shares, $233,344; Mr. Hintz 27,006 shares, $840,562; Mr.
     Jackson 27,000 shares, $840,375; Mr. Keith 4,500 shares, $140,063; Mr. Langston 4,506 shares, $140,249; Mr. Leonard 85,080 shares,  $2,648,115; Mr. Lupberger 13,056 shares,  $406,368;  Mr.
     Maulden 13,500 shares, $420,188; Mr. Meiners 4,500 shares, $140,063; Mr. Packer 4,500 shares, $140,063; and Mr. Wilder
     47,777 shares, $1,487,059. Accumulated dividends are paid on restricted stock when vested. No restrictions were lifted in 1998, 1997, and 1996. The value of restricted stock holdings as of December 31, 1998 is determined by multiplying the total number of shares held by the closing market price of Entergy Corporation common stock on the New York Stock Exchange Composite Transactions on December 31, 1998 ($31.125 per share).

(c) In addition to the restricted shares granted under the Long Term Incentive Plan Mr. Leonard and Mr. Wilder were granted 30,000 and 26,000 additional restricted shares, respectively. Restricted shares awarded will vest incrementally over a three-year period, beginning in 1999, based on continued service with Entergy Corporation. Restrictions will be lifted annually. The value Mr. Leonard and Mr. Wilder may realize is dependent upon both the number of shares that vest and the future market price of Entergy Corporation common stock. Accumulated dividends are not paid on Mr. Leonard's 30,000 shares and 21,000 shares of Mr. Wilder's restricted stock when vested. Accumulated dividends will be paid on 5,000 shares of Mr. Wilder's restricted stock when vested.

(d) Edwin Lupberger is the former Chief Executive Officer of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

(e) Includes Mr. Packer's living expenses of approximately $24,000 in 1998, $68,000 in 1997, and $11,700 in 1996, including taxes and housing. Includes Mr. Leonard's living expenses of approximately $18,000 in 1998.

(f) Includes $1,338,461 of severance payments; $9,553,226 of a lump sum distribution under the System Executive Retirement Plan
     (SERP); and a $168,623 payment under the Defined Contribution Restoration Plan.

                         Option Grants in 1998

      The following table summarizes option grants during 1998 to the Named Executive Officers. The absence, in the table below, of any Named Executive Officer indicates that no options were granted to such officer.

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy


                                Individual Grants                                    Potential Realizable
                                       % of Total                                           Value
                       Number of        Options                                        at Assumed Annual
                       Securities      Granted to        Exercise                       Rates of Stock
                       Underlying      Employees          Price                        Price Appreciation
                        Options            in             (per           Expiration    for Option Term(b)
        Name           Granted (a)        1998          share) (a)          Date       5%              10%
John J. Cordaro         1,250              1.0%          $ 28.625          1/22/08   $22,503      $    57,026
Frank F. Gallaher       2,500              2.0%            28.625          1/22/08    45,005          114,052
Donald C. Hintz         2,500              2.0%            28.625          1/22/08    45,005          114,052
Jerry D. Jackson        2,500              2.0%            28.625          1/22/08    45,005          114,052
R. Drake Keith          1,250              1.0%            28.625          1/22/08    22,503           57,026
Edwin Lupberger         5,000              4.0%            28.625          1/22/08    90,011          228,104
Jerry L. Maulden        2,500              2.0%            28.625          1/22/08    45,005          114,052
Donald E. Meiners       1,250              1.0%            28.625          1/22/08    22,503           57,026

(a) Options were granted on January 22, 1998, pursuant to the Equity Ownership Plan. All options granted on this date have an exercise price equal to the closing price of Entergy Corporation common stock on the New York Stock Exchange Composite Transactions on January 22, 1998. These options became exercisable on July 22, 1998.

(b) Calculation based on the market price of the underlying securities assuming the market price increases over a ten-year option period and assuming annual compounding. The column presents estimates of potential values based on simple mathematical assumptions. The actual value, if any, a Named Executive Officer may realize is dependent upon the market price on the date of option exercise.

   Aggregated Option Exercises in 1998 and December 31, 1998 Option
                                Values

      The  following table summarizes the number and value of  options exercised during 1998, as well as the number and value of all unexercised options held by the Named Executive Officers. The absence, in the table below, of any Named Executive Officer indicates that no options are held by such officer.

                                                    Number of Securities           Value of Unexercised
                                               Underlying Unexercised Options      In-the-Money Options
                 Shares Acquired      Value      as of December 31, 1998       as of December 31, 1998 (b)
        Name      on Exercise     Realized (a)  Exercisable     Unexercisable  Exercisable      Unexercisable
John J. Cordaro      6,250           $ 20,625       5,000             -          $      -         $    -
Joseph F. Domino         -                 -        1,500             -            11,438              -
Frank F. Gallaher        -                 -       45,000             -           313,750              -
Donald C. Hintz          -                 -       55,000             -           336,875              -
Jerry D. Jackson         -                 -       51,911             -           298,413              -
R. Drake Keith           -                 -       13,424             -            20,899              -
Nathan E. Langston       -                 -        1,500             -            11,438              -
Edwin Lupberger          -                 -      113,824             -           674,329              -
Jerry L. Maulden     25,000           221,875      32,500             -            84,375              -
Steven C. McNeal         -                 -        1,500             -            11,438              -
Donald E. Meiners     5,000            23,123      11,250             -            11,250              -
Daniel F. Packer      2,000            11,250           -             -                 -              -

(a) Based on the difference between the closing price of Entergy Corporation's common stock on the New York Stock Exchange Composite Transactions on the exercise date and the option exercise price.

(b) Based on the difference between the closing price of Entergy Corporation's common stock on the New York Stock Exchange Composite Transactions on December 31, 1998, and the option exercise price.

                Long-Term Incentive Plan Awards in 1998

  The following Table summarizes the awards of restricted shares of Entergy Corporation common stock granted under the Equity Ownership Plan in 1998 to the Named Executive Officers.

                                                        Estimated Future Payouts Under
                                                     Non-Stock Price-Based Plans (a) (b)
                  Number of   Performance Period Until
       Name         Shares      Maturation or Payout    Threshold   Target     Maximum
John J. Cordaro       4,500         1/1/98-12/31/00        1,500     3,000      4,500
Joseph F. Domino      3,252         1/1/98-12/31/00        1,084     2,168      3,252
Frank F. Gallaher     7,497         1/1/98-12/31/00        2,499     4,998      7,497
Donald C. Hintz      27,006         1/1/98-12/31/00        9,002    18,004     27,006
Jerry D. Jackson     27,000         1/1/98-12/31/00        9,000    18,000     27,000
R. Drake Keith        4,500         1/1/98-12/31/00        1,500     3,000      4,500
Nathan E. Langston    4,506         1/1/98-12/31/00        1,127     2,253      4,506
J. Wayne Leonard     55,080         1/1/98-12/31/00       18,360    36,720     55,080
Edwin Lupberger      13,056         1/1/98-12/31/00        4,352     8,704     13,056
Jerry L. Maulden     13,500         1/1/98-12/31/00        4,500     9,000     13,500
Donald E. Meiners     4,500         1/1/98-12/31/00        1,500     3,000      4,500
Daniel F. Packer      4,500         1/1/98-12/31/00        1,500     3,000      4,500
C. John Wilder       21,777         1/1/98-12/31/00        7,259    14,518     21,777

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

                          Pension Plan Tables

Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

                     Retirement Income Plan Table

      Annual
     Covered                  Years of Service
   Compensation    15         20        25       30       35
      $100,000   $22,500   $30,000   $37,500   $45,000   $52,500
       200,000    45,000    60,000    75,000    90,000   105,000
       300,000    67,500    90,000   112,500   135,000   157,500
       400,000    90,000   120,000   150,000   180,000   210,000
       500,000   112,500   150,000   187,500   225,000   262,500
       650,000   146,250   195,000   243,750   292,500   341,250
       950,000   213,750   285,000   356,250   427,500   498,750

      All of the Named Executive Officers participate in a Retirement Income Plan, a defined benefit plan, that provides a benefit for employees at retirement from Entergy based upon (1) generally all years of service beginning at age 21 through termination, with a forty-year maximum, multiplied by (2) 1.5%, multiplied by (3) the final average compensation. Final average compensation is based on the highest consecutive 60 months of covered compensation in the last 120 months of service. The normal form of benefit for a single employee is a lifetime annuity and for a married employee is a 50% joint and survivor annuity. Other actuarially equivalent options are available to each retiree. Retirement benefits are not subject to any deduction for Social Security or other offset amounts. The amount of the Named Executive Officers' annual compensation covered by the plan as of December 31, 1998, is represented by the salary column in the Summary Compensation Table above.

      The credited years of service under the Retirement Income Plan, as of December 31, 1998, for the following Named Executive Officers is as follows: Mr. Cordaro 40; Mr. Domino 28; Mr. Gallaher 29; Mr. Langston 27; Mr. Leonard 1; Mr. Maulden 33; Mr. McNeal 16; Mr. Meiners 28; and Mr. Packer 16. The credited years of service under the Retirement Income Plan, as of December 31, 1998 for the following Named Executive Officers, as a result of entering into supplemental retirement agreements, is as follows: Mr. Hintz 27; Mr. Jackson 19; Mr. Keith 32; Mr. Lupberger 35; and Mr. Wilder 15.

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

      In addition to the Retirement Income Plan discussed above, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy participate in the Supplemental Retirement Plan of Entergy Corporation and Subsidiaries and the Post-Retirement Plan of Entergy Corporation and Subsidiaries. Participation is limited to one of these two plans and is at the invitation of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy. The participant may receive from the appropriate Entergy company a monthly benefit payment not in excess of .025 (under the Supplemental Retirement Plan) or .0333 (under the Post-Retirement
Plan) times the participant's average basic annual salary (as defined in the plans) for a maximum of 120 months. Mr. Hintz and Mr. Packer have entered into a Supplemental Retirement Plan participation contract, and Mr. Cordaro, Mr. Gallaher, Mr. Jackson, Mr. Keith, Mr. Lupberger, Mr. Maulden, and Mr. Meiners have entered into Post-Retirement Plan participation contracts. Current estimates indicate that the annual payments to each Named Executive Officer under the above plans would be less than the payments to that officer under the System Executive Retirement Plan discussed below.

              System Executive Retirement Plan Table (1)

          Annual
         Covered                      Years of Service
       Compensation     15           20               25         30+
      $ 200,000        $90,000   $100,000      $    110,000   $120,000
        300,000        135,000    150,000           165,000    180,000
        400,000        180,000    200,000           220,000    240,000
        500,000        225,000    250,000           275,000    300,000
        600,000        270,000    300,000           330,000    360,000
        700,000        315,000    350,000           385,000    420,000
      1,000,000        450,000    500,000           550,000    600,000
___________

(1)Covered  pay  includes the average of the highest  three  years  of annual base pay and incentive awards earned by the executive during the ten years immediately preceding his retirement. Benefits shown are based on a target replacement ratio of 50% based on the years of service and covered compensation shown. The benefits for 10, 15, and 20 or more years of service at the 45% and 55% replacement levels would decrease (in the case of 45%) or increase (in the case of 55%) by the following percentages: 3.0%, 4.5%, and 5.0%, respectively.

      In 1993, Entergy Corporation adopted the System Executive Retirement Plan (SERP). This plan was amended in 1998. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are participating employers in the SERP. The SERP is an unfunded defined benefit plan offered at retirement to certain senior executives, which would currently include all the Named Executive Officers (except for Mr. Langston, Mr. Leonard, Mr. McNeal, and Mr. Packer). Participating executives choose, at retirement, between the retirement benefits paid under provisions of the SERP or those payable under the Supplemental Retirement Plan or the Post-Retirement Plan discussed above. The plan was amended in 1998 to provide that covered pay is the average of the highest three years annual base pay and incentive awards earned by the executive during the ten years immediately preceding his retirement. Benefits paid under the SERP are calculated by multiplying the covered pay times target pay replacement ratios (45%, 50%, or 55%, dependent on job rating at retirement) that are attained, according to plan design, at 20 years of credited service. The target ratios are increased by 1% for each year of service over 20 years, up to a maximum of 30 years of service. In accordance with the SERP formula, the target ratios are reduced for each year of service below 20 years. The credited years of service under this plan are identical to the years of service for Named Executive Officers (other than Mr. Jackson, Mr. Keith, and Mr. Wilder) disclosed above in the section entitled "Pension Plan Tables-Retirement Income Plan Table". Mr. Jackson, Mr. Keith, and Mr. Wilder have 25 years, 15 years, and 5 months, respectively, of credited service under this plan. Mr. Maulden's retirement benefits are discussed under the "Employment Contracts" section below. His benefits will be calculated based on the provisions in effect prior to the 1998 SERP amendment.

      The amended plan provides that a single employee receives a lifetime annuity and a married employee receives the reduced benefit with a 50% surviving spouse annuity. Other actuarially equivalent options are available to each retiree. SERP benefits are offset by any and all defined benefit plan payments from Entergy. SERP benefits are not subject to Social Security offsets.

      Eligibility for and receipt of benefits under any of the executive plans described above are contingent upon several factors. The participant must agree, without the specific consent of the Entergy company for which such participant was last employed, not to take employment after retirement with any entity that is in competition with, or similar in nature to, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy or any affiliate thereof. Eligibility for benefits is forfeitable for various reasons, including violation of an agreement with Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, certain resignations of employment, or certain terminations of employment without Company permission.

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

     Entergy Gulf States amended and restated the plan effective March 1, 1991, to provide such benefits for life upon termination of employment of a participating officer or key managerial employee without cause (as defined in the plan) or if the participant separates from employment for good reason (as defined in the plan), with 1/2 of such benefits to be payable to a surviving spouse for life. Further, the plan was amended to provide medical benefits for a participant and his family when the participant separates from service. These medical benefits generally continue until the participant is eligible to receive medical benefits from a subsequent employer; but in the case of a participant who is over 50 at the time of separation and was participating in the plan on March 1, 1991, medical benefits continue for life. By virtue of the 1991 amendment and restatement, benefits for a participant under such plan cannot be modified once he becomes eligible to participate in the plan. Mr. Domino is a participant in this plan.

                       Compensation of Directors

      For information regarding compensation of the directors of Entergy Corporation, see the Proxy Statement under the heading "Director Compensation", which information is incorporated herein by reference. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy currently have no non-employee directors, and none of the current directors of Entergy Corporation are compensated for their responsibilities as director.

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

Employment Contracts, Termination of Employment Agreements, Retirement
             Agreements and Change-in-Control Arrangements

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

Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

      In connection with Mr. Leonard's employment, the Company entered into an agreement with him that provided for an annual salary of $600,000 and a potential annual incentive payout of 70%. In addition to participation in the incentive and stock option plans, Mr. Leonard received a signing bonus of $500,000 and a retention award of 30,000 restricted shares of Common Stock. As long as Mr. Leonard remains employed, the restrictions will be lifted on 10,000 shares per year beginning on his first employment anniversary. In lieu of participation in Entergy Executive Retirement Plans, Entergy agreed to provide Mr. Leonard with a retirement benefit comparable to the one provided by his previous employer. This benefit will be calculated on the basis of 60% of his highest three year average base salary and annual incentive payments, and will be offset by Mr. Leonard's vested retirement benefit from his previous employment. This retirement benefit can begin at age 55. If Mr. Leonard should resign prior to age 55 without permission, he will forfeit this replacement benefit and receive only regular accrued pension benefits. If he should resign prior to age 55 with the Corporation's permission, he will receive the replacement benefit, but discounted at the rate of 6.5% for each year before age 55. This benefit would not be payable until age 62. Mr. Leonard's agreement contains a "change of control"
provision that provides for an immediate vesting of the 60% replacement pension benefit plus a lump sum payment of 2.99 times his average three years base pay.

      Mr. Wilder entered into an employment agreement with the Corporation pursuant to which he will receive an annual salary of $400,000 and the potential maximum annual incentive payout of 90%. Mr. Wilder will be eligible for a pro-rata share of the performance award for the period 1998-2001 and the pro-rata share of stock option grant at the end of the first year. The Corporation granted Mr. Wilder a signing bonus of $300,000, and 21,000 shares of restricted stock upon which restrictions will be lifted on 7,000 shares each year beginning on his first employment anniversary. Mr. Wilder was offered participation in the System Executive Retirement Plan and was credited with 15 years of service. If Entergy terminates Mr. Wilder's employment within two years other than for just cause, he will receive his annual base salary and continuation of his health benefits for two years.; all remaining earned but unvested stock options and performance shares would immediately vest. Upon a change of control, if Mr. Wilder resigns for "good reason" his executive pension benefits will immediately vest and he will receive a lump sum payment of 2.99 times his average three years base pay.

     In connection with his retirement, Mr. Lupberger entered into an agreement with the Corporation, which provided that he would receive, subject to certain conditions, a severance payment of $1,338,462 paid in a lump sum. In addition, Mr. Lupberger received all benefits he would have received under the incentive plans, pro rated through July 31, 1998, the last day of his employment. All amounts paid or earned are included in the Summary Compensation Table above, except for 93,333 shares of stock at an exercise price of $29.94 that he received at his pro rata share of the 1998 Long Term Incentive Award. Mr. Lupberger has until January 31, 2009 to exercise these options. Mr.
Lupberger will receive all retirement benefits pursuant to the retirement plans in which he participated.

     In connection with his early retirement, Mr. Maulden entered into an agreement with Entergy. Beginning on April 1, 1999, Mr. Maulden will continue to serve as Vice Chairman, and will continue to receive his base salary, incentive pay and all other benefits but will no longer be responsible for any organizational responsibilities. On
April 1, 2000, his retirement date, Mr. Maulden will receive retirement benefits as though he had continued as an active employee until age 65 without the application of any early retirement discount factor. In addition, the Company has agreed to fund a named chair at the University of Arkansas at Little Rock for $1,000,000. The funding will be made in four equal installments to be paid directly to the university on April 1, 1999, 2000, 2001, and 2002.

       Personnel Committee Interlocks and Insider Participation

      The compensation of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy executive officers was set by the Personnel Committee of Entergy Corporation's Board of Directors, composed solely of Directors of Entergy Corporation. No current or former officers or employees of any Entergy company participated in deliberations concerning compensation during 1998.


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

      As of December 31, 1998, the directors, the Named Executive Officers, and the directors and officers as a group for Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, respectively, beneficially owned directly or indirectly common stock of Entergy Corporation as indicated:

                                         Entergy Corporation
                                            Common Stock
                                        Amount and Nature of
                                      Beneficial    Ownership(a)
                                     Sole Voting
                                        and            Other
                                     Investment     Beneficial
                   Name                Power        Ownership(b)

     Entergy Corporation
     W. Frank Blount*                  5,634              -
     John A. Cooper, Jr.*              8,134              -
     George W. Davis*                    300              -
     Norman C. Francis*                1,500              -
     Frank F. Gallaher**              15,223         45,000
     Donald C. Hintz**                 3,157         55,000
     Jerry D. Jackson**               21,804         51,911
     J. Wayne Leonard***(d)               -               -
     Robert v.d. Luft***(d)            8,884              -
     Edwin Lupberger**(d)             30,203        116,824 (c)
     Jerry L. Maulden**                9,453         32,500
     Adm. Kinnaird R. McKee*           3,367              -
     Paul W. Murrill*                  3,011              -
     James R. Nichols*                 7,014              -
     Eugene H. Owen*                   4,292              -
     John N. Palmer, Sr.*             16,182              -
     Robert D. Pugh****                6,400          6,500 (c)
     Wm. Clifford Smith*               7,598              -
     Bismark A. Steinhagen*            8,837              -
     All directors and executive
       officers                      180,366        330,735

                                       Entergy Corporation
                                          Common Stock
                                      Amount and Nature of
                                    Beneficial    Ownership(a)
                                   Sole Voting
                                      and            Other
                                   Investment     Beneficial
                   Name              Power        Ownership(b)

     Entergy Arkansas
     Frank F. Gallaher***            15,223          45,000
     Donald C. Hintz*                 3,157          55,000
     Jerry D. Jackson***             21,804          51,911
     R. Drake Keith***                6,304          13,424
     J. Wayne Leonard***(d)               -               -
     Edwin Lupberger**(d)            30,203         116,824 (c)
     Jerry L. Maulden***              9,453          32,500
     All directors and executive
       officers                     142,653         343,409


     Entergy Gulf States
     John J. Cordaro***               4,269           5,000
     Joseph F. Domino***              5,809           1,500
     Frank F. Gallaher***            15,223          45,000
     Donald C. Hintz*                 3,157          55,000
     Jerry D. Jackson***             21,804          51,911
     J. Wayne Leonard***(d)               -               -
     Edwin Lupberger**(d)            30,203         116,824 (c)
     Jerry L. Maulden***              9,453          32,500
     All directors and executive
       officers                     152,704         339,235


     Entergy Louisiana
     John J. Cordaro***               4,269           5,000
     Frank F. Gallaher***            15,223          45,000
     Donald C. Hintz*                 3,157          55,000
     Jerry D. Jackson***             21,804          51,911
     J. Wayne Leonard***(d)               -               -
     Edwin Lupberger**(d)            30,203         116,824 (c)
     Jerry L. Maulden***              9,453          32,500
     All directors and executive
       officers                     148,650         339,235

                                         Entergy Corporation
                                            Common Stock
                                        Amount and Nature of
                                      Beneficial    Ownership(a)
                                     Sole Voting
                                        and            Other
                                     Investment     Beneficial
                   Name                Power        Ownership(b)


     Entergy Mississippi
     Frank F. Gallaher***             15,223           45,000
     Donald C. Hintz*                  3,157           55,000
     Jerry D. Jackson***              21,804           51,911
     J. Wayne Leonard***(d)                -                -
     Edwin Lupberger**(d)             30,203          116,824 (c)
     Jerry L. Maulden***               9,453           32,500
     Donald E. Meiners***             11,337           11,250
     All directors and executive
       officers                      143,489          339,235


     Entergy New Orleans
     Frank F. Gallaher**              15,223           45,000
     Donald C. Hintz*                  3,157           55,000
     Jerry D. Jackson***              21,804           51,911
     J. Wayne Leonard***(d)                -                -
     Robert v.d. Luft*(d)              8,884                -
     Edwin Lupberger**(d)             30,203          116,824 (c)
     Jerry L. Maulden**                9,453           32,500
     Daniel F. Packer ***              2,271                -
     All directors and executive
       officers                      141,213          327,985

     System Energy
     Donald C. Hintz*                  3,157           55,000
     Nathan E. Langston**              8,666            1,500
     J. Wayne Leonard*(d)                  -                -
     Robert v.d. Luft*(d)              8,884                -
     Edwin Lupberger**(d)             30,203          116,824 (c)
     Jerry L. Maulden*                 9,453           32,500
     Steven C. McNeal**                2,571            1,500
     C. John Wilder***                     -                -
     Jerry W. Yelverton*               7,334            8,250
     All directors and executive
       officers                       74,223          215,574


   * Director of the respective Company
  ** Named Executive Officer of the respective Company
 *** Director and Named Executive Officer of the respective Company **** Mr. Pugh's term will expire at the Annual Meeting and he is not standing for re-election.

(a) Based on information furnished by the respective individuals. Except as noted, each individual has sole voting and investment power. The number of shares of Entergy corporation common stock owned by each individual and by all directors and executive officers as a group does not exceed one percent of the outstanding Entergy Corporation common stock.

(b) Includes, for the Named Executive Officers, shares of Entergy Corporation common stock in the form of unexercised stock options awarded pursuant to the Equity Ownership Plan as follows: John
     J.  Cordaro, 5,000 shares; Joseph F. Domino, 1,500 shares;  Frank
     F. Gallaher, 45,000 shares; Donald C. Hintz, 55,000 shares; Jerry
     D.  Jackson, 51,911 shares; R. Drake Keith, 13,424 shares; Nathan
     E. Langston, 1,500 shares; Edwin Lupberger, 113,824 shares; Jerry
     L. Maulden, 32,500 shares; Steven C. McNeal, 1,500 shares; and Donald E. Meiners, 11,250 shares.

(c) Includes Common Stock held by Mrs. Pugh of 6,500 shares of which Mr. Pugh disclaims beneficial ownership and 2,500 shares held by Mrs. Lupberger of which Mr. Lupberger disclaims beneficial ownership. In addition, Mr. Lupberger owns 500 shares in joint tenancy with his mother, for which he disclaims beneficial ownership.

(d) Mr. Luft served as acting Chief Executive Officer of Entergy Corporation and a director of Entergy New Orleans and System Energy during 1998. Mr. Lupberger is the former Chief Executive Officer and a former director of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Mr. Lupberger is a former director of System Energy. As of January 1, 1999, Mr. Leonard was appointed Chief Executive Officer and director of Entergy Corporation, and Chairman of the Board for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy.


Item 13.  Certain Relationships and Related Transactions

      During 1998, T. Baker Smith & Son, Inc. performed land surveying services for, and received payments of approximately $13,624 from, Entergy Louisiana, Inc. Mr. Wm. Clifford Smith, a director of Entergy Corporation, is President of T. Baker Smith & Son, Inc. Mr. Smith's children own 100% of the voting stock of T. Baker Smith & Son, Inc.

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

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

(a)1. Financial Statements and Independent Auditors' Reports for Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are listed in the Index to Financial Statements (see pages 37 and 38)

(a)2. Financial Statement Schedules

      Reports   of  Independent  Accountants  on  Financial  Statement
      Schedules (see page 212)

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

(b)   Reports on Form 8-K

      Entergy Corporation
      A current report on Form 8-K, dated November 25, 1998, was filed with the SEC on November 25, 1998, reporting information under Item 5. "Other Events".

      Entergy Corporation and Entergy London Investments
      A current report on Form 8-K, dated November 30, 1998, was filed with the SEC on December 1, 1998, reporting information under Item 5. "Other Events".

      Entergy Corporation
      A current report on Form 8-K, dated December 4, 1998, was filed with the SEC on December 21, 1998, reporting information under
      Item 2. "Acquisition or Disposition of Assets" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".

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


                                      ENTERGY CORPORATION



                                      By     /s/ Nathan E. Langston
                                      Nathan E. Langston, Vice President and
                                      Chief Accounting Officer

                                      Date: March 12, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                 Date




   /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 12, 1999
                               Accounting Officer
                         (Principal Accounting Officer)




     J. Wayne Leonard (Chief Executive Officer and Director; Principal Executive Officer) and Robert v.d. Luft (Chairman of the Board and Director); W. Frank Blount, John A. Cooper, Jr., George W. Davis, N. C. Francis, Kinnaird R. McKee, Paul W. Murrill, James R. Nichols, Eugene H. Owen, John N. Palmer, Sr., Robert D. Pugh,
     Wm. Clifford Smith,  and Bismark A. Steinhagen (Directors).



   By: /s/ Nathan E. Langston                    March 12, 1999
     (Nathan E. Langston, Attorney-in-fact)

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

                                      ENTERGY ARKANSAS, INC.



                                      By     /s/ Nathan E. Langston
                                      Nathan E. Langston, Vice President
                                      and Chief Accounting Officer

                                      Date: March 12, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




          /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 12, 1999
                               Accounting Officer
                         (Principal Accounting Officer)




     R. Drake Keith (President, Chief Executive Officer and Director; Principal Executive Officer) and J. Wayne Leonard (Chairman of the Board and Director); Frank F. Gallaher, Donald C. Hintz, Jerry D. Jackson, and Jerry L. Maulden (Directors).



By: /s/ Nathan E. Langston                   March 12, 1999
     (Nathan E. Langston, Attorney-in-fact)

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


                                      ENTERGY GULF STATES, INC.



                                      By       /s/ Nathan E. Langston
                                      Nathan E. Langston, Vice President and
                                      Chief Accounting Officer

                                      Date: March 12, 1999



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                 Date




    /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 12, 1999
                              Accounting Officer
                         (Principal Accounting Officer)




     Jerry D. Jackson (President, Chief Executive Officer-Louisiana and Director; Principal Executive Officer), Joseph F.
     Domino (President,  Chief Executive Officer-Texas and  Director;
     Principal  Executive  Officer),  and  J.  Wayne   Leonard
     (Chairman  of the Board and Director); Frank F. Gallaher,
     Donald C. Hintz, and Jerry L. Maulden (Directors).



By: /s/ Nathan E. Langston                      March 12, 1999
     (Nathan E. Langston, Attorney-in-fact)

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

                                      ENTERGY LOUISIANA, INC.



                                      By       /s/ Nathan E. Langston
                                      Nathan E. Langston, Vice President
                                      and Chief Accounting Officer

                                      Date: March 12, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




          /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 12, 1999
                              Accounting Officer
                         (Principal Accounting Officer)




     Jerry D. Jackson (President, Chief Executive Officer and Director; Principal Executive Officer) and J. Wayne Leonard (Chairman of the Board and Director); Frank F. Gallaher, Donald C. Hintz, and Jerry L. Maulden (Directors).




     By: /s/ Nathan E. Langston           March 12, 1999
     (Nathan E. Langston, Attorney-in-fact)

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

                                      ENTERGY MISSISSIPPI, INC.



                                      By       /s/ Nathan E. Langston
                                      Nathan E. Langston, Vice President
                                      and Chief Accounting Officer

                                      Date: March 12, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




          /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 12, 1999
                              Accounting Officer
                         (Principal Accounting Officer)




     Donald E. Meiners (President, Chief Executive Officer and Director; Principal Executive Officer) and J. Wayne Leonard (Chairman of the Board and Director); Frank F. Gallaher, Donald C. Hintz, Jerry D. Jackson, and Jerry L. Maulden (Directors).




     By: /s/ Nathan E. Langston                 March 12, 1999
     (Nathan E. Langston, Attorney-in-fact)

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

                                      ENTERGY NEW ORLEANS, INC.



                                      By       /s/ Nathan E. Langston
                                      Nathan E. Langston, Vice President
                                      and Chief Accounting Officer

                                      Date: March 12, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




          /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 12, 1999
                              Accounting Officer
                         (Principal Accounting Officer)




     Daniel F. Packer (President, Chief Executive Officer  and
     Director;  Principal  Executive  Officer)  and  J.  Wayne
     Leonard  (Chairman of the Board and Director); Donald  C.
     Hintz and Jerry D. Jackson (Directors).




     By: /s/ Nathan E. Langston            March 12, 1999
     (Nathan E. Langston, Attorney-in-fact)

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

                                      SYSTEM ENERGY RESOURCES, INC.



                                      By       /s/ Nathan E. Langston
                                      Nathan E. Langston, Vice President
                                      and Chief Accounting Officer

                                      Date: March 12, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




          /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 12, 1999
                              Accounting Officer
                         (Principal Accounting Officer)




     Jerry W. Yelverton (President, Chief Executive Officer and Director; Principal Executive Officer) and J. Wayne
     Leonard  (Chairman of the Board and Director), Donald  C.
     Hintz and C. John Wilder (Directors).




     By: /s/ Nathan E. Langston              March 12, 1999
     (Nathan E. Langston, Attorney-in-fact)

                                                       EXHIBIT 23(a)
                  CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in Post-Effective Amendment Nos. 2, 3, 4A, and 5A on Form S-8, and their related Prospectuses, to the registration statement of Entergy Corporation on Form S-4 (File Number 33-54298) and the registration statements and related Prospectuses on Form S-3 (File Numbers 333-02503 and 333-22007) of our reports dated February 18, 1999, on our audits of the consolidated financial statements and financial statement schedules of Entergy Corporation as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which are included in this Annual Report on Form 10-K.

We consent to the incorporation by reference in the registration statements and the related Prospectuses of Entergy Arkansas, Inc. on Form S-3 (File Numbers 33-50289, 333-00103 and 333-05045) of our
reports dated February 18, 1999, on our audits of the financial statements and financial statement schedule of Entergy Arkansas, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which are included in this Annual Report on Form 10-K.

We consent to the incorporation by reference in the registration statements and the related Prospectuses of Entergy Gulf States, Inc. on Form S-3 (File Numbers 33-49739, 33-51181 and 333-60957), on Form S-8
(File Numbers 2-76551 and 2-98011) and on Form S-2 (File Number 333-17911), of our reports dated February 18, 1999, on our audits of the financial statements and financial statement schedule of Entergy Gulf States, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which are included in this Annual Report on Form 10-K.

We consent to the incorporation by reference in the registration statements and the related Prospectuses of Entergy Louisiana, Inc. on Form S-3 (File Numbers 33-46085, 33-39221, 33-50937, 333-00105, 333-
01329 and 333-03567) of our reports dated February 18, 1999, on our audits of the financial statements and financial statement schedule of Entergy Louisiana, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which are included in this Annual Report on Form 10-K.

We consent to the incorporation by reference in the registration statements and the related Prospectuses of Entergy Mississippi, Inc. on Form S-3 (File Numbers 33-53004, 33-55826, 33-50507 and 333-64023) of
our reports dated February 18, 1999, on our audits of the financial statements and financial statement schedule of Entergy Mississippi, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which are included in this Annual Report on Form 10-K.

We consent to the incorporation by reference in the registration statements and the related Prospectuses of Entergy New Orleans, Inc. on Form S-3 (File Numbers 33-57926 and 333-00255) of our reports dated February 18, 1999, on our audits of the financial statements and financial statement schedule of Entergy New Orleans, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which are included in this Annual Report on Form 10-K.

We consent to the incorporation by reference in the registration statements and the related Prospectuses of System Energy Resources, Inc. on Form S-3 (File Numbers 33-47662, 33-61189 and 333-06717) of our
report dated February 18, 1999, on our audits of the financial statements of System Energy Resources, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which is included in this Annual Report on Form 10-K.


PricewaterhouseCoopers LLP

New Orleans, Louisiana
March 10, 1999

  REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors and Shareholders of Entergy Corporation


Our audits of the consolidated financial statements of Entergy Corporation and the financial statements of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., and Entergy New Orleans, Inc. (which reports and financial statements are included in this Annual Report on Form 10-K) also included audits of the financial statement schedules listed in
Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.




PricewaterhouseCoopers LLP


New Orleans, Louisiana
February 18, 1999


                INDEX TO FINANCIAL STATEMENT SCHEDULES


Schedule                                                             Page

 I        Financial Statements of Entergy Corporation:
            Statements of Income - For the Years Ended
               December 31, 1998, 1997, and 1996                      S-2
            Statements of Cash Flows - For the Years Ended
               December 31, 1998, 1997, and 1996                      S-3
            Balance Sheets, December 31, 1998 and 1997                S-4
            Statements of Retained Earnings and Paid-In Capital - For
               the Years Ended December 31, 1998, 1997, and 1996      S-5
 II       Valuation and Qualifying Accounts
            1998, 1997 and 1996:
               Entergy Corporation and Subsidiaries                   S-6
               Entergy Arkansas, Inc.                                 S-7
               Entergy Gulf States, Inc.                              S-8
               Entergy Louisiana, Inc.                                S-9
               Entergy Mississippi, Inc.                              S-10
               Entergy New Orleans, Inc.                              S-11



      Schedules other than those listed above are omitted because they are not required, not applicable or the required information is shown in the financial statements or notes thereto.

      Columns have been omitted from schedules filed because the information is not applicable.

                        ENTERGY CORPORATION
     SCHEDULE I-FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                       STATEMENTS OF INCOME


                                                 For the Years Ended December 31,
                                                 1998         1997          1996
                                                         (In Thousands)
Income:
  Equity in income of subsidiaries              $822,758     $325,419      $459,350
  Interest on temporary investments                2,536        5,086         4,840
                                                --------     --------      --------
        Total                                    825,294      330,505       464,190
                                                --------     --------      --------

Expenses and Other Deductions:
  Administrative and general expenses             77,296       62,250        34,402
  Income taxes (credit)                           (6,847)       3,438        (1,558)
  Taxes other than income                          1,325        1,226           828
  Interest                                        14,451       15,908        10,491
                                                --------     --------      --------
        Total                                     86,225       82,822        44,163
                                                --------     --------      --------

Net Income                                      $739,069     $247,683      $420,027
                                                ========     ========      ========
See Entergy Corporation and Subsidiaries Notes to Financial
Statements in Part II, Item 8.

                           ENTERGY CORPORATION

       SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                       STATEMENTS OF CASH FLOWS


                                                                    For the Years Ended December 31,
                                                                     1998         1997         1996
                                                                             (In Thousands)
Operating Activities:
  Net income                                                        $739,069     $247,683     $420,027
  Noncash items included in net income:
    Equity in earnings of subsidiaries                              (822,758)    (325,419)    (459,350)
    Deferred income taxes                                             (1,997)         898        8,499
    Depreciation                                                       2,069        1,442        1,628
  Changes in working capital:
    Receivables                                                      (21,033)      (8,683)       3,232
    Payables                                                             357       (3,690)       9,919
    Other working capital accounts                                     3,614         (400)      (1,170)
  Common stock dividends received from subsidiaries                  488,500      550,200      554,200
  Other                                                               36,948       43,479       (3,524)
                                                                   ---------     --------     --------
    Net cash flow provided by operating activities                   424,769      505,510      533,461
                                                                   ---------     --------     --------

Investing Activities:
  Investment in subsidiaries                                         (96,383)    (633,449)    (266,681)
  Capital expenditures                                                  (212)     (23,079)           -
                                                                   ---------     --------     --------

    Net cash flow used in investing activities                       (96,595)    (656,528)    (266,681)
                                                                   ---------     --------     --------

Financing Activities:
  Changes in short-term borrowings                                    99,500      166,000       20,000
  Common stock dividends paid                                       (373,441)    (438,183)    (405,346)
  Repurchase of common stock                                          (2,964)           -            -
  Issuance of common stock                                            19,341      305,379      118,087
                                                                   ---------     --------     --------

        Net cash flow provided by (used in) financing activities    (257,564)      33,196     (267,259)
                                                                   ---------     --------     --------

Net increase (decrease) in cash and cash equivalents                  70,610     (117,822)        (479)

Cash and cash equivalents at beginning of period                      10,843      128,665      129,144
                                                                   ---------     --------     --------

Cash and cash equivalents at end of period                           $81,453      $10,843     $128,665
                                                                   =========     ========     ========




See Entergy Corporation and Subsidiaries Notes to Financial Statements in Part II, Item 8.


                        ENTERGY CORPORATION

      SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                         BALANCE SHEETS

                                                                        December 31,
                                                                    1998         1997
                                                                       (In Thousands)
                       ASSETS
Current Assets:
   Cash and cash equivalents:
     Temporary cash investments - at cost,
        which approximates market:
        Associated companies                                        $12,879       $2,947
        Other                                                        68,574        7,896
                                                                 ----------   ----------
           Total cash and cash equivalents                           81,453       10,843
  Accounts receivable:
    Associated companies                                             35,781       14,700
  Interest receivable                                                   253          301
  Other                                                               9,380       20,345
                                                                 ----------   ----------
           Total                                                    126,867       46,189
                                                                 ----------   ----------

Investment in Wholly-owned Subsidiaries                           7,268,768    6,832,590
                                                                 ----------   ----------

Deferred Debits and Other Assets                                     71,543       89,315
                                                                 ----------   ----------

           Total                                                 $7,467,178   $6,968,094
                                                                 ==========   ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                                    $285,500     $186,000
  Accounts payable:
    Associated companies                                              6,041        4,331
    Other                                                               531        1,884
  Interest accrued                                                        -        1,918
  Other current liabilities                                           3,394        8,827
                                                                 ----------   ----------
           Total                                                    295,466      202,960
                                                                 ----------   ----------

Deferred Credits and Noncurrent Liabilities                          64,672       71,618
                                                                 ----------   ----------

Shareholders' Equity:
  Common stock, $.01 par value, authorized
   500,000,000 shares; issued 246,829,076 shares
    in 1998 and 246,149,198 shares in 1997                            2,468        2,461
  Paid-in capital                                                 4,630,609    4,613,572
  Retained earnings                                               2,526,888    2,157,912
  Cumulative foreign currency translation adjustment                (46,739)     (69,817)
  Less cost of treasury stock (208,907 shares in
    1998 and 306,852 shares in 1997)                                  6,186       10,612
                                                                 ----------   ----------
           Total common shareholders' equity                      7,107,040    6,693,516
                                                                 ----------   ----------

           Total                                                 $7,467,178   $6,968,094
                                                                 ==========   ==========
See Entergy Corporation and Subsidiaries Notes to Financial Statements
in Part II, Item 8.


                         ENTERGY CORPORATION

      SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
         STATEMENTS OF RETAINED EARNINGS AND PAID-IN CAPITAL

                                                      For the Years Ended December 31,
                                                      1998          1997          1996
                                                                (In Thousands)
Retained Earnings, January 1                        $2,157,912    $2,341,703    $2,335,579

  Add:
    Net income                                         739,069       247,683       420,027

  Deduct:
    Dividends declared on common stock                 369,498       432,268       412,250
    Capital stock and other expenses                       595          (794)        1,653
                                                    ----------    ----------    ----------
        Total                                          370,093       431,474       413,903
                                                    ----------    ----------    ----------
Retained Earnings, December 31                      $2,526,888    $2,157,912    $2,341,703
                                                    ==========    ==========    ==========



Paid-in Capital, January 1                          $4,613,572    $4,320,591    $4,201,483

  Add:
    Gain on reacquisition of
      subsidiaries' preferred stock                          -           273         1,795
    Common stock issuances related to stock plans       17,037       292,870       117,560
                                                    ----------    ----------    ----------
     Total                                              17,037       293,143       119,355
                                                    ----------    ----------    ----------

  Deduct:
    Capital stock discounts and other expenses               -           162           247
                                                    ----------    ----------    ----------

Paid-in Capital, December 31                        $4,630,609    $4,613,572    $4,320,591
                                                    ==========    ==========    ==========

See Entergy Corporation and Subsidiaries Notes to Financial Statements in Part II, Item 8.


                ENTERGY CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           Years Ended December 31, 1998, 1997, and 1996
                            (In Thousands)

            Column A               Column B     Column C     Column D     Column E
                                                             Other
                                                Additions    Changes
                                                            Deductions
                                  Balance at                   from        Balance
                                   Beginning   Charged to   Provisions     at End
          Description              of Period     Income      (Note 1)     of Period
Year ended December 31, 1998
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                   $9,800      $16,451      $15,996     $10,255
                                    ==============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                 $23,422      $28,838      $67,106    $(14,846)
  Injuries and damages (Note 2)       26,484       17,960       16,282      28,162
  Environmental                       36,368        7,596        8,107      35,857
                                    ----------------------------------------------
     Total                           $86,274      $54,394      $91,495     $49,173
                                    ==============================================

Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                   $9,189      $17,106      $16,495      $9,800
                                    ==============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                 $35,026      $24,128      $35,732     $23,422
  Injuries and damages (Note 2)       26,145       20,294       19,955      26,484
  Environmental                       37,719        5,993        7,344      36,368
                                    ----------------------------------------------
     Total                           $98,890      $50,415      $63,031     $86,274
                                    ==============================================

Year ended December 31, 1996
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                   $7,109      $19,770      $17,690      $9,189
  Other                               12,337            -       12,337           -
                                    ----------------------------------------------
    Total                            $19,446      $19,770      $30,027      $9,189
                                    ==============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                 $36,733      $26,136      $27,843     $35,026
  Injuries and damages (Note 2)       19,981       23,373       17,209      26,145
  Environmental                       40,262        2,599        5,142      37,719
                                    ----------------------------------------------
     Total                           $96,976      $52,108      $50,194     $98,890
                                    ==============================================
___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.


                       ENTERGY ARKANSAS,  INC.

           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            Years Ended December 31, 1998, 1997, and 1996
                          (In Thousands)

             Column A                Column B    Column C     Column D    Column E
                                                               Other
                                                Additions     Changes
                                                            Deductions
                                    Balance at                  from       Balance
                                     Beginning  Charged to   Provisions    at End
           Description               of Period    Income      (Note 1)    of Period
Year ended December 31, 1998
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $1,799      $3,848      $3,894     $1,753
                                    =============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                      $858     $18,805     $12,063     $7,600
  Injuries and damages (Note 2)          4,798       3,144       3,324      4,618
  Environmental                          4,753       1,470       1,329      4,894
                                    ---------------------------------------------
     Total                             $10,409     $23,419     $16,716    $17,112
                                    =============================================

Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $2,326      $3,140      $3,667     $1,799
                                    =============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                       $14     $11,613     $10,769       $858
  Injuries and damages (Note 2)          2,810       3,538       1,550      4,798
  Environmental                          5,163       1,320       1,730      4,753
                                    ---------------------------------------------
     Total                              $7,987     $16,471     $14,049    $10,409
                                    =============================================

Year ended December 31, 1996
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $2,058      $5,341      $5,073     $2,326
                                    =============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                      $900      $8,808      $9,694        $14
  Injuries and damages (Note 2)          1,810       2,980       1,980      2,810
  Environmental                          6,514       1,320       2,671      5,163
                                    ---------------------------------------------
     Total                              $9,224     $13,108     $14,345     $7,987
                                    =============================================
___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.

                        ENTERGY GULF STATES,  INC.

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              Years Ended December 31, 1998, 1997, and 1996
                            (In Thousands)

              Column A                 Column B    Column C    Column D    Column E
                                                                Other
                                                  Additions    Changes
                                                             Deductions
                                      Balance at                 from       Balance
                                       Beginning  Charged to  Provisions    at End
            Description                of Period    Income     (Note 1)    of Period
Year ended December 31, 1998
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                       $1,791     $3,169      $3,225     $1,735
                                     =============================================
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                      $4,317     $5,583     $14,084    $(4,184)
  Injuries and damages (Note 2)            5,339      4,634       5,214      4,759
  Environmental                           23,789      3,058       4,538     22,309
                                     ---------------------------------------------
     Total                               $33,445    $13,275     $23,836    $22,884
                                     =============================================

Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                       $1,997     $3,695      $3,901     $1,791
                                     =============================================
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                     $17,003     $5,584     $18,270     $4,317
  Injuries and damages (Note 2)            9,594      5,479       9,734      5,339
  Environmental                           21,829      3,746       1,786     23,789
                                     ---------------------------------------------
     Total                               $48,426    $14,809     $29,790    $33,445
                                     =============================================

Year ended December 31, 1996
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                       $1,608     $4,709      $4,320     $1,997
                                     =============================================
  Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                     $14,141     $5,899      $3,037    $17,003
  Injuries and damages (Note 2)            5,199      7,955       3,560      9,594
  Environmental                           21,864        365         400     21,829
                                     ---------------------------------------------
     Total                               $41,204    $14,219      $6,997    $48,426
                                     =============================================
___________
Notes:
(1) Deductions from provisions represent losses or expenses for which the respective provisions were created. In the case of the provision for doubtful accounts, such deductions are reduced by recoveries of amounts previously written off.

(2) Injuries and damages provision is provided to absorb all current expenses as appropriate and for the estimated cost of settling claims for injuries and damages.


                        ENTERGY LOUISIANA,  INC.

           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
            Years Ended December 31, 1998, 1997, and 1996
                              (In Thousands)

               Column A                  Column B    Column C    Column D    Column E
                                                                  Other
                                                    Additions    Changes
                                                               Deductions
                                        Balance at                 from       Balance
                                         Beginning  Charged to  Provisions    at End
             Description                 of Period    Income     (Note 1)    of Period
Year ended December 31, 1998
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                         $1,157     $1,919      $1,912     $1,164
                                        ============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                          $581     $2,930     $21,336   $(17,825)
  Injuries and damages (Note 2)              9,944      9,263       6,083     13,124
  Environmental                              7,599        668       1,031      7,236
                                        --------------------------------------------
     Total                                 $18,124    $12,861     $28,450     $2,535
                                        ============================================

Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                         $1,429     $2,542      $2,814     $1,157
                                        ============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                          $261     $5,411      $5,091       $581
  Injuries and damages (Note 2)              9,443      5,080       4,579      9,944
  Environmental                              9,979        495       2,875      7,599
                                        --------------------------------------------
     Total                                 $19,683    $10,986     $12,545    $18,124
                                        ============================================

Year ended December 31, 1996
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                         $1,390     $3,241      $3,202     $1,429
                                        ============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                        $1,013     $4,583      $5,335       $261
  Injuries and damages (Note 2)              8,414     10,646       9,617      9,443
  Environmental                             11,379        495       1,895      9,979
                                        --------------------------------------------
     Total                                 $20,806    $15,724     $16,847    $19,683
                                        ============================================

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

                           ENTERGY MISSISSIPPI, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1998, 1997, and 1996
                                (In Thousands)

               Column A                   Column B    Column C    Column D    Column E
                                                                   Other
                                                     Additions    Changes
                                                                Deductions
                                         Balance at                 from       Balance
                                          Beginning  Charged to  Provisions    at End
              Description                 of Period    Income     (Note 1)    of Period
Year ended December 31, 1998
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                            $931     $2,747      $2,461     $1,217
                                         ============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                         $2,179     $1,520     $15,242   $(11,543)
  Injuries and damages (Note 2)               4,662       (437)        429      3,796
  Environmental                                 227        900         423        704
                                         --------------------------------------------
     Total                                   $7,068     $1,983     $16,094    $(7,043)
                                         ============================================

Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                          $1,374     $1,950      $2,393       $931
                                         ============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                         $2,082     $1,520      $1,423     $2,179
  Injuries and damages (Note 2)               2,905      4,055       2,298      4,662
  Environmental                                 693        330         796        227
                                         --------------------------------------------
     Total                                   $5,680     $5,905      $4,517     $7,068
                                         ============================================

Year ended December 31, 1996
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                          $1,585     $2,996      $3,207     $1,374
                                         ============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                         $5,013     $6,846      $9,777     $2,082
  Injuries and damages (Note 2)               2,565        928         588      2,905
  Environmental                                 467        330         104        693
                                         --------------------------------------------
     Total                                   $8,045     $8,104     $10,469     $5,680
                                         ============================================

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

                        ENTERGY NEW ORLEANS,  INC.

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             Years Ended December 31, 1998, 1997, and 1996
                             (In Thousands)

               Column A                  Column B    Column C    Column D    Column E
                                                                  Other
                                                    Additions    Changes
                                                               Deductions
                                        Balance at                 from       Balance
                                         Beginning  Charged to  Provisions    at End
             Description                 of Period    Income     (Note 1)    of Period
Year ended December 31, 1998
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                           $711          -        $(50)      $761
                                         ===========================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                       $15,487          -      $4,381    $11,106
  Injuries and damages (Note 2)              1,741      1,356       1,232      1,865
  Environmental                                  -      1,500         786        714
                                         -------------------------------------------
     Total                                 $17,228     $2,856      $6,399    $13,685
                                         ===========================================

Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                           $696     $1,599      $1,584       $711
                                         ===========================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                       $15,666          -        $179    $15,487
  Injuries and damages (Note 2)              1,393     $2,142       1,794      1,741
  Environmental                                 55        102         157          -
                                         -------------------------------------------
     Total                                 $17,114     $2,244      $2,130    $17,228
                                         ===========================================

Year ended December 31, 1996
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                           $468     $2,116      $1,888       $696
                                         ===========================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                       $15,666          -           -    $15,666
  Injuries and damages (Note 2)              1,993       $864      $1,464      1,393
  Environmental                                 38         89          72         55
                                         -------------------------------------------
     Total                                 $17,697       $953      $1,536    $17,114
                                         ===========================================

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

Entergy Mississippi

(f)    1  --    Restated  Articles  of Incorporation  of  Entergy
       Mississippi and amendments thereto through November 17, 1997 (3(i)(f)1 to Form 10-K for the year ended December
       31, 1997 in 0-320).

Entergy New Orleans

(g)    1   --    Restatement  of  Articles  of  Incorporation  of
       Entergy  New Orleans and amendments thereto through  April
       22,  1996  (3(e) to Form 10-Q for the quarter ended  March
       31, 1996 in 0-5807).

(3) (ii) By-Laws

(a)        --     By-Laws  of  Entergy  Corporation  as   amended
       September 14, 1998, and as presently in effect (3(a) to Form 10-Q for the quarter ended September 30, 1998).

(b)       --    By-Laws of System Energy effective July 6,  1998,
       and as presently in effect (3(f) to Form 10-Q for the quarter ended June 30, 1998).

(c)       --   By-Laws of Entergy Arkansas as of October 5, 1998,
       and as presently in effect (3(b) to Form 10-Q for the quarter ended September 30, 1998).

(d)       --    By-Laws of Entergy Gulf States as of  October  5,
       1998, and as presently in effect (3(c) to Form 10-Q for the quarter ended September 30, 1998).

(e)       --    By-Laws  of Entergy Louisiana as  of  October  5,
       1998, and as presently in effect (3(d) to Form 10-Q for the quarter ended September 30, 1998).

(f)       --    By-Laws of Entergy Mississippi as of  October  5,
       1998, and as presently in effect (3(e) to Form 10-Q for the quarter ended September 30, 1998).

(g)       --    By-Laws of Entergy New Orleans as of  October  5,
       1998, and as presently in effect (3(f) to Form 10-Q for the quarter ended September 30, 1998).

(4)    Instruments   Defining   Rights   of   Security   Holders,
       Including Indentures

Entergy Corporation

(a) 1 -- See (4)(b) through (4)(g) below for instruments defining the rights of holders of long-term debt of System Energy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans.

(a) 2 -- Credit Agreement, dated as of September 13, 1996, among Entergy Corporation, Entergy Technology Holding Company, the Banks (The Bank of New York, Bank of America NT & SA, The Bank of Nova Scotia, Banque Nationale de
       Paris (Houston Agency), The First National Bank of Chicago, The Fuji Bank Ltd., Societe Generale Southwest Agency, and CIBC Inc.) and The Bank of New York, as Agent (the "Entergy-ETHC Credit Agreement") (filed as Exhibit 4(a)12 to Form 10-K for the year ended December 31, 1996 in 1-11299).

(a)    3  --    Amendment No. 1, dated as of October 22, 1996  to
       Credit  Agreement Entergy-ETHC Credit Agreement (filed  as
       Exhibit  4(a)13  to Form 10-K for the year ended  December
       31, 1996 in 1-11299).

(a) 4 -- Guaranty and Acknowledgment Agreement, dated as of October 3, 1996, by Entergy Corporation to The Bank of
       New York of certain promissory notes issued by ETHC in connection with acquisition of 280 Equity Holdings, Ltd (filed as Exhibit 4(a)14 to Form 10-K for the year ended December 31, 1996 in 1-11299).

(a) 5 -- Amendment, dated as of November 21, 1996, to Guaranty and Acknowledgment Agreement by Entergy Corporation to The Bank of New York of certain promissory notes issued by ETHC in connection with acquisition of 280 Equity Holdings, Ltd (filed as Exhibit 4(a)15 to Form 10-K for the year ended December 31, 1996 in 1-11299).

(a) 6 -- Guaranty and Acknowledgment Agreement, dated as of November 21, 1996, by Entergy Corporation to The Bank of
       New York of certain promissory notes issued by ETHC in connection with acquisition of Sentry (filed as Exhibit 4(a)16 to Form 10-K for the year ended December 31, 1996 in 1-11299).

(a) 7 -- Amended and Restated Credit Agreement, dated as of December 12, 1996, among Entergy, the Banks (Bank of America National Trust & Savings Association, The Bank of New York, The Chase Manhattan Bank, Citibank, N.A., Union Bank of Switzerland, ABN Amro Bank N.V., The Bank of Nova Scotia, Canadian Imperial Bank of Commerce, Mellon Bank, N.A., First National Bank of Commerce and Whitney National Bank) and Citibank, N.A., as Agent (filed as
       Exhibit 4(a)17 to Form 10-K for the year ended December 31, 1996 in 1-11299).

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

Entergy Louisiana

(e) 1 -- Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by fifty-two Supplemental Indentures (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); 7(c)
       in  2-8636 (Second); 4(b)-3 in 2-10412 (Third); 4(b)-4  in
       2-12264  (Fourth); 2(b)-5 in 2-12936 (Fifth); D in 70-3862
       (Sixth);  2(b)-7  in 2-22340 (Seventh);  2(c)  in  2-24429
       (Eighth);  4(c)-9 in 2-25801 (Ninth); 4(c)-10  in  2-26911
       (Tenth);  2(c)  in  2-28123 (Eleventh);  2(c)  in  2-34659
       (Twelfth); C to Rule 24 Certificate in 70-4793 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 2(b)-2 in 2-39437 (Fifteenth); 2(b)-2 in 2-42523 (Sixteenth); C to
       Rule  24  Certificate  in  70-5242  (Seventeenth);  C   to
       Rule  24  Certificate  in  70-5330  (Eighteenth);  C-1  to
       Rule  24  Certificate  in  70-5449  (Nineteenth);  C-1  to
       Rule  24  Certificate  in 70-5550 (Twentieth);  A-6(a)  to
       Rule  24  Certificate  in 70-5598 (Twenty-first);  C-1  to
       Rule  24  Certificate in 70-5711 (Twenty-second);  C-1  to
       Rule  24  Certificate  in 70-5919 (Twenty-third);  C-1  to
       Rule  24  Certificate in 70-6102 (Twenty-fourth);  C-1  to
       Rule  24  Certificate  in 70-6169 (Twenty-fifth);  C-1  to
       Rule  24  Certificate  in 70-6278 (Twenty-sixth);  C-1  to
       Rule  24 Certificate in 70-6355 (Twenty-seventh);  C-1  to
       Rule  24  Certificate in 70-6508 (Twenty-eighth);  C-1  to
       Rule  24  Certificate  in 70-6556 (Twenty-ninth);  C-1  to
       Rule  24  Certificate  in  70-6635  (Thirtieth);  C-1   to
       Rule  24  Certificate  in 70-6834 (Thirty-first);  C-1  to
       Rule  24  Certificate in 70-6886 (Thirty-second);  C-1  to
       Rule  24  Certificate  in 70-6993 (Thirty-third);  C-2  to
       Rule  24  Certificate in 70-6993 (Thirty-fourth);  C-3  to
       Rule  24 Certificate in 70-6993 (Thirty-fifth); A-2(a)  to
       Rule 24 Certificate in 70-7166 (Thirty-sixth); A-2(a) in 70-7226 (Thirty-seventh); C-1 to Rule 24 Certificate in
       70-7270 (Thirty-eighth); 4(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, in 1-8474 (Thirty-ninth); A-2(b) to Rule 24 Certificate in 70-7553
       (Fortieth);  A-2(d)  to  Rule 24  Certificate  in  70-7553
       (Forty-first);  A-3(a) to Rule 24 Certificate  in  70-7822
       (Forty-second); A-3(b) to Rule 24 Certificate in 70-7822 (Forty-third); A-2(b) to Rule 24 Certificate in File No. 70-7822 (Forty-fourth); A-3(c) to Rule 24 Certificate in 70-7822 (Forty-fifth); A-2(c) to Rule 24 Certificate dated April 7, 1993 in 70-7822 (Forty-sixth); A-3(d) to Rule 24 Certificate dated June 4, 1993 in 70-7822 (Forth-seventh); A-3(e) to Rule 24 Certificate dated December
       21,  1993  in 70-7822 (Forty-eighth); A-3(f)  to  Rule  24
       Certificate dated August 1, 1994 in 70-7822 (Forty-ninth); A-4(c) to Rule 24 Certificate dated September 28, 1994 in 70-7653 (Fiftieth); A-2(a) to Rule 24 Certificate dated April 4, 1996 in File No. 70-8487 (Fifty-first); and A-2(a) to Rule 24 Certificate dated April 3, 1998 in File No. 70-9141 (Fifty-second).

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

(f) 2 -- Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by twelve Supplemental Indentures (A-2(a)-2 to Rule 24 Certificate in 70-7461
       (Mortgage);  A-2(b)-2  in  70-7461  (First);   A-5(b)   to
       Rule 24 Certificate in 70-7419 (Second); A-4(b) to Rule 24 Certificate in 70-7554 (Third); A-1(b)-1 to Rule 24 Certificate in 70-7737 (Fourth); A-2(b) to Rule 24 Certificate dated November 24, 1992 in 70-7914 (Fifth); A-2(e) to Rule 24 Certificate dated January 22, 1993 in 70-7914 (Sixth); A-2(g) to Form U-1 in 70-7914 (Seventh);
       A-2(i) to Rule 24 Certificate dated November 10, 1993 in 70-7914 (Eighth); A-2(j) to Rule 24 Certificate dated July 22, 1994 in 70-7914 (Ninth); (A-2(l) to Rule 24
       Certificate dated April 21, 1995 in File 70-7914 (Tenth); A-2(a) to Rule 24 Certificate dated June 27, 1997 in File 70-8719 (Eleventh); and A-2(b) to Rule 24 Certificate dated April 16, 1998 in File 70-8719 (Twelfth)).

Entergy New Orleans

(g) 1 -- Mortgage and Deed of Trust, dated as of May 1, 1987, as amended by seven Supplemental Indentures (A-2(c) to Rule 24 Certificate in 70-7350 (Mortgage); A-5(b) to Rule 24 Certificate in 70-7350 (First); A-4(b) to Rule 24 Certificate in 70-7448 (Second); 4(f)4 to Form 10-K for the year ended December 31, 1992 in 0-5807 (Third); 4(a) to Form 10-Q for the quarter ended September 30, 1993 in 0-5807 (Fourth); 4(a) to Form 8-K dated April 26, 1995 in File No. 0-5807 (Fifth); 4(a) to Form 8-K dated March 22, 1996 in File No. 0-5807 (Sixth); and 4(b) to Form 10-Q for the quarter ended June 30, 1998 in 0-5807 (Seventh)).

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

(a)    38--    Reallocation Agreement, dated as of July 28, 1981,
       among  System  Energy and certain other  System  companies
       (B-1(a) in 70-6624).

(a) 39-- Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and
       Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate, dated October 30, 1981, in 70-6337).

(a)    40--    Operating  Agreement dated  as  of  May  1,  1980,
       between System Energy and SMEPA (B(2)(a) in 70-6337).

(a) 41-- Assignment, Assumption and Further Agreement No. 1, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate, dated January 9, 1989, in 70-7561).

(a) 42-- Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate, dated January 9, 1989, in 70-7561).

(a)    43--    Substitute Power Agreement, dated  as  of  May  1,
       1980,  among Entergy Mississippi, System Energy and  SMEPA
       (B(3)(a) in 70-6337).

(a)    44--    Grand  Gulf  Unit  No. 2 Supplementary  Agreement,
       dated as of February 7, 1986, between System Energy and SMEPA (10(aaa) in 33-4033).

(a)    45--   Compromise and Settlement Agreement, dated June  4,
       1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K, dated June 4, 1982, in 1-3517).

+(a)   46--   Post-Retirement Plan (10(a)37 to Form 10-K for  the
       year ended December 31, 1983, in 1-3517).

(a) 47-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)-39 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(a) 48-- First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(a)    49--    Revised  Unit  Power Sales  Agreement  (10(ss)  in
       33-4033).

(a)    50--     Middle   South  Utilities  Inc.  and   Subsidiary
       Companies Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (Exhibit D-1 to Form U5S for the year ended December 31, 1987).

(a)    51--    First  Amendment, dated January 1,  1990,  to  the
       Middle  South  Utilities  Inc.  and  Subsidiary  Companies
       Intercompany  Income  Tax  Allocation  Agreement  (D-2  to
       Form U5S for the year ended December 31, 1989).

(a)    52--    Second  Amendment dated January 1,  1992,  to  the
       Entergy  Corporation and Subsidiary Companies Intercompany
       Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(a)    53--    Third  Amendment dated January 1, 1994 to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(a)    54--    Fourth  Amendment dated April 1, 1997  to  Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(a)    55--   Guaranty Agreement between Entergy Corporation  and
       Entergy Arkansas, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate, dated September 27, 1990, in
       70-7757).

(a)    56--    Guarantee  Agreement between  Entergy  Corporation
       and  Entergy  Louisiana, dated as of  September  20,  1990
       (B-2(a) to Rule 24 Certificate, dated September 27, 1990, in 70-7757).

(a)    57--    Guarantee  Agreement between  Entergy  Corporation
       and System Energy, dated as of September 20, 1990 (B-3(a) to Rule 24 Certificate, dated September 27, 1990, in 70-
       7757).

(a)    58--    Loan  Agreement  between  Entergy  Operations  and
       Entergy  Corporation,  dated  as  of  September  20,  1990
       (B-12(b)  to Rule 24 Certificate, dated June 15, 1990,  in
       70-7679).

(a)    59--    Loan  Agreement between Entergy Power and  Entergy
       Corporation, dated as of August 28, 1990 (A-4(b)  to  Rule
       24 Certificate, dated September 6, 1990, in 70-7684).

(a)    60--    Loan  Agreement  between Entergy  Corporation  and
       Entergy   Systems   and  Service,  Inc.,   dated   as   of
       December  29,  1992  (A-4(b) to  Rule  24  Certificate  in
       70-7947).

+(a)   61--    Executive Financial Counseling Program of  Entergy
       Corporation and Subsidiaries (10(a) 52 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(a)   62--    Entergy Corporation Annual Incentive  Plan  (10(a)
       54 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(a)   63--    Equity  Ownership Plan of Entergy Corporation  and
       Subsidiaries  (A-4(a)  to Rule 24 Certificate,  dated  May
       24, 1991, in 70-7831).

+(a)   64--    Amendment  No. 1 to the Equity Ownership  Plan  of
       Entergy Corporation and Subsidiaries (10(a) 71 to Form 10-
       K for the year ended December 31, 1992 in 1-3517).

+(a)   65--    1998  Equity Ownership Plan of Entergy Corporation
       and  Subsidiaries  (Filed with the Proxy  Statement  dated
       March 30, 1998).

+(a)   66--    Retired Outside Director Benefit Plan (10(a)63  to
       Form 10-K for the year ended December 31, 1991, in 1-3517).

+(a)   67--   Agreement between Entergy Corporation and Jerry D.
       Jackson. (10(a) 67 to Form 10-K for the year ended
       December 31, 1992 in 1-3517).

+(a)   68--   Supplemental Retirement Plan (10(a) 69 to Form  10-
       K for the year ended December 31, 1992 in 1-3517).

+(a)   69--    Defined Contribution Restoration Plan  of  Entergy
       Corporation and Subsidiaries (10(a)53 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(a)   70--    Executive  Disability Plan of Entergy  Corporation
       and Subsidiaries (10(a) 72 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(a)   71--    Executive Medical Plan of Entergy Corporation  and
       Subsidiaries  (10(a) 73 to Form 10-K for  the  year  ended
       December 31, 1992 in 1-3517).

+(a)   72--     Stock  Plan  for  Outside  Directors  of  Entergy
       Corporation and Subsidiaries, as amended (10(a) 74 to Form 10-K for the year ended December 31, 1992 in 1-
       3517).

(a)    73--     Agreement  and  Plan  of  Reorganization  Between
       Entergy Corporation and Gulf States Utilities Company, dated June 5, 1992 (1 to Current Report on Form 8-K dated
       June 5, 1992 in 1-3517).

+(a)   74--    Amendment to Defined Contribution Restoration Plan
       of  Entergy Corporation and Subsidiaries (10(a) 81 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

+(a)   75--    System Executive Retirement Plan (10(a) 82 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

*+(a) 76--Edwin A. Lupberger's Confidential Settlement Agreement and Receipt and Release.

*+(a)  77--Jerry L. Maulden's Retirement Letter Agreement.

*+(a)  78--Letter of Intent  regarding the  Employment  of  Wayne
       Leonard.

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

(b)    32--    Loan  Agreement,  dated as of  October  15,  1998,
       between  System  Energy and Mississippi  Business  Finance
       Corporation (B-6(b) to Rule 24 Certificate in 70-8511).

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

+(b)   59--    Agreement  between System  Energy  and  Donald  C.
       Hintz   (10(b)47   to  Form  10-K  for  the   year   ended
       December 31, 1991, in 1-9067).

(b) 60-- Amended and Restated Reimbursement Agreement, dated as of December 1, 1988 as amended and restated as of December 27, 1996, among System Energy Resources, Inc., The Bank of Tokyo-Mitsubishi, Ltd., as Funding Bank and The Chase Manhattan Bank (as successor by merger with Chemical Bank), as administrating bank, Union Bank of California, N.A., as documentation agent, and the Banks named therein, as Participating Banks (B-3(a) to Rule 24 Certificate dated January 13, 1997 in 70-7561).

+(b)   61--     Edwin   A.  Lupberger's  Confidential  Settlement
       Agreement and Receipt and Release (10(a)76 to Form 10-K for the year ended December 31, 1998 in 1-11299).

*+(b)  62--Letter to John Wilder offering Employment.

+(b)   63--    1998  Equity Ownership Plan of Entergy Corporation
       and  Subsidiaries  (Filed with the Proxy  Statement  dated
       March 30, 1998).

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

+(c)   76--    Equity  Ownership Plan of Entergy Corporation  and
       Subsidiaries   (A-4(a)  to  Rule  24  Certificate,   dated
       May 24, 1991, in 70-7831).

+(c)   77--    Amendment  No. 1 to the Equity Ownership  Plan  of
       Entergy  Corporation  and Subsidiaries  (10(a)71  to  Form
       10-K for the year ended December 31, 1992 in 1-3517).

+(c)   78--    1998  Equity Ownership Plan of Entergy Corporation
       and  Subsidiaries  (Filed with the Proxy  Statement  dated
       March 30, 1998).

+(c)   79--    Agreement between Arkansas Power &  Light  Company
       and R. Drake Keith. (10(c) 78 to Form 10-K for the year ended December 31, 1992 in 1-10764).

+(c)   80--    Supplemental Retirement Plan (10(a)69 to Form 10-K
       for the year ended December 31, 1992 in 1-3517).

+(c)   81--    Defined Contribution Restoration Plan  of  Entergy
       Corporation and Subsidiaries (10(a)53 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(c)   82--    Executive  Disability Plan of Entergy  Corporation
       and  Subsidiaries (10(a)72 to Form 10-K for the year ended
       December 31, 1992 in 1-3517).

+(c)   83--    Executive Medical Plan of Entergy Corporation  and
       Subsidiaries  (10(a)73 to Form 10-K  for  the  year  ended
       December 31, 1992 in 1-3517).

+(c)   84--     Stock  Plan  for  Outside  Directors  of  Entergy
       Corporation and Subsidiaries, as amended (10(a)74 to  Form
       10-K for the year ended December 31, 1992 in 1-3517).

+(c)   85--   Agreement between Entergy Corporation and Jerry  D.
       Jackson  (10(a)-67  to  Form  10-K  for  the  year   ended
       December 31, 1992 in 1-3517).

+(c)   86--    Agreement  between System  Energy  and  Donald  C.
       Hintz   (10(b)-47  to  Form  10-K  for  the   year   ended
       December 31, 1991 in 1-9067).

+(c)   87--    Summary  Description of Retired  Outside  Director
       Benefit  Plan. (10(c) 90 to Form 10-K for the  year  ended
       December 31, 1992 in 1-10764).

+(c)   88--    Amendment to Defined Contribution Restoration Plan
       of  Entergy Corporation and Subsidiaries (10(a) 81 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

+(c)   89--    System Executive Retirement Plan (10(a) 82 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

(c)    90--     Loan  Agreement  dated  June  15,  1993,  between
       Entergy  Arkansas and Independence Country, Arkansas  (B-1
       (a)  to  Rule  24 Certificate dated July 9,  1993  in  70-
       8171).

(c)    91--    Installment Sale Agreement dated January 1,  1991,
       between  Entergy Arkansas and Pope Country, Arkansas  (B-1
       (b)  to Rule 24 Certificate dated January 24, 1991 in  70-
       7802).

(c)    92--    Installment Sale Agreement dated November 1, 1990,
       between  Entergy Arkansas and Pope Country, Arkansas  (B-1
       (a)  to Rule 24 Certificate dated November 30, 1990 in 70-
       7802).

(c)    93--         Loan  Agreement dated June 15, 1994,  between
       Entergy Arkansas and Jefferson County, Arkansas (B-1(a) to Rule 24 Certificate dated June 30, 1994 in 70-8405).

(c)    94--         Loan  Agreement dated June 15, 1994,  between
       Entergy  Arkansas  and Pope County,  Arkansas  (B-1(b)  to
       Rule 24 Certificate in 70-8405).

(c)    95--          Loan  Agreement  dated  November  15,  1995,
       between Entergy Arkansas and Pope County, Arkansas  (10(c)
       96 to Form 10-K for the year ended December 31, 1995 in 1-
       10764).

(c)    96--         Agreement  as  to  Expenses  and  Liabilities
       between Entergy Arkansas and Entergy Arkansas Capital I, dated as of August 14, 1996 (4(j) to Form 10-Q for the quarter ended September 30, 1996 in 1-10764).

(c)    97--          Loan  Agreement  dated  December  1,   1997,
       between  Entergy  Arkansas and Jefferson County,  Arkansas
       (10(c)100 to Form 10-K for the year ended December 31, 1997 in 1-10764).

+(c)   98--     Edwin   A.  Lupberger's  Confidential  Settlement
       Agreement and Receipt and Release (10(a)76 to Form 10-K for the year ended December 31, 1998 in 1-11299).

+(c)   99--    Jerry  L.  Maulden's Retirement  Letter  Agreement
       (10(a)77 to Form 10-K for the year ended December 31, 1998 in 1-11299).

+(c)   100--   Letter of Intent regarding the Employment of Wayne
       Leonard  (10(a)78 to Form 10-K for the year ended December
       31, 1998 in 1-11299).

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

(d) 5 -- Deposit Agreement, dated as of December 1, 1983 between Entergy Gulf States, Morgan Guaranty Trust Co. as Depositary and the Holders of Depository Receipts, relating to the Issue of 900,000 Depositary Preferred Shares, each representing 1/2 share of Adjustable Rate Cumulative Preferred Stock, Series E-$100 Par Value (4-17 to Form 10-K for the year ended December 31, 1983 in 1-
       2703).

(d) 6 -- Agreement effective February 1, 1964, between Sabine River Authority, State of Louisiana, and Sabine River Authority of Texas, and Entergy Gulf States, Central Louisiana Electric Company, Inc., and Louisiana Power & Light Company, as supplemented (B to Form 8-K, dated May 6, 1964, A to Form 8-K, dated October 5, 1967, A to Form 8-K, dated May 5, 1969, and A to Form 8-K, dated December 1, 1969, in 1-2708).

(d) 7 -- Joint Ownership Participation and Operating Agreement regarding River Bend Unit 1 Nuclear Plant, dated August 20, 1979, between Entergy Gulf States, Cajun, and SRG&T; Power Interconnection Agreement with Cajun, dated June 26, 1978, and approved by the REA on August 16, 1979, between Entergy Gulf States and Cajun; and Letter Agreement regarding CEPCO buybacks, dated
       August 28, 1979, between Entergy Gulf States and Cajun (2, 3, and 4, respectively, to Form 8-K, dated September 7, 1979, in 1-2703).

(d) 8 -- Ground Lease, dated August 15, 1980, between Statmont Associates Limited Partnership (Statmont) and Entergy Gulf States, as amended (3 to Form 8-K, dated August 19, 1980, and A-3-b to Form 10-Q for the quarter ended September 30, 1983 in 1-2703).

(d) 9 -- Lease and Sublease Agreement, dated August 15, 1980, between Statmont and Entergy Gulf States, as amended (4 to Form 8-K, dated August 19, 1980, and A-3-c to Form 10-Q for the quarter ended September 30, 1983 in 1-2703).

(d)    10--    Lease Agreement, dated September 18, 1980, between
       BLC Corporation and Entergy Gulf States (1 to Form 8-K, dated October 6, 1980 in 1-2703).

(d) 11-- Joint Ownership Participation and Operating Agreement for Big Cajun, between Entergy Gulf States, Cajun Electric Power Cooperative, Inc., and Sam Rayburn G&T, Inc, dated November 14, 1980 (6 to Form 8-K, dated January 29, 1981 in 1-2703); Amendment No. 1, dated December 12, 1980 (7 to Form 8-K, dated January 29, 1981 in 1-2703); Amendment No. 2, dated December 29, 1980 (8 to Form 8-K, dated January 29, 1981 in 1-2703).

(d) 12-- Agreement of Joint Ownership Participation between SRMPA, SRG&T and Entergy Gulf States, dated June 6, 1980, for Nelson Station, Coal Unit #6, as amended (8 to Form 8-K, dated June 11, 1980, A-2-b to Form 10-Q For the quarter ended June 30, 1982; and 10-1 to Form 8-K, dated February 19, 1988 in 1-2703).

(d) 13-- Agreements between Southern Company and Entergy Gulf States, dated February 25, 1982, which cover the construction of a 140-mile transmission line to connect the two systems, purchase of power and use of transmission facilities (10-31 to Form 10-K, for the year ended December 31, 1981 in 1-2703).

+(d)   14--    Executive Income Security Plan, effective  October
       1, 1980, as amended, continued and completely restated effective as of March 1, 1991 (10-2 to Form 10-K for the year ended December 31, 1991 in 1-2703).

(d) 15-- Transmission Facilities Agreement between Entergy Gulf States and Mississippi Power Company, dated February 28, 1982, and Amendment, dated May 12, 1982 (A-2-c to Form 10-Q for the quarter ended March 31, 1982 in 1-2703) and Amendment, dated December 6, 1983 (10-43 to Form 10-K, for the year ended December 31, 1983 in 1-2703).

(d) 16-- Lease Agreement dated as of June 29, 1983, between Entergy Gulf States and City National Bank of Baton Rouge, as Owner Trustee, in connection with the leasing of a Simulator and Training Center for River Bend Unit 1 (A-2-a to Form 10-Q for the quarter ended June 30, 1983 in 1-2703) and Amendment, dated December 14, 1984 (10-55 to Form 10-K, for the year ended December 31, 1984 in 1-
       2703).

(d) 17-- Participation Agreement, dated as of June 29, 1983, among Entergy Gulf States, City National Bank of Baton Rouge, PruFunding, Inc. Bank of the Southwest National Association, Houston and Bankers Life Company, in connection with the leasing of a Simulator and Training Center of River Bend Unit 1 (A-2-b to Form 10-Q for the quarter ended June 30, 1983 in 1-2703).

(d) 18-- Tax Indemnity Agreement, dated as of June 29, 1983, between Entergy Gulf States and PruFunding, Inc., in connection with the leasing of a Simulator and Training Center for River Bend Unit I (A-2-c to Form 10-Q for the quarter ended June 30, 1993 in 1-2703).

(d) 19-- Agreement to Lease, dated as of August 28, 1985, among Entergy Gulf States, City National Bank of Baton Rouge, as Owner Trustee, and Prudential Interfunding
       Corp., as Trustor, in connection with the leasing of improvement to a Simulator and Training Facility for River Bend Unit I (10-69 to Form 10-K, for the year ended December 31, 1985 in 1-2703).

(d) 20-- First Amended Power Sales Agreement, dated December 1, 1985 between Sabine River Authority, State of Louisiana, and Sabine River Authority, State of Texas, and Entergy Gulf States, Central Louisiana Electric Co., Inc., and Louisiana Power and Light Company (10-72 to
       Form  10-K  for  the year ended December 31,  1985  in  1-
       2703).

+(d) 21-- Deferred Compensation Plan for Directors of Entergy Gulf States and Varibus Corporation, as amended January 8, 1987, and effective January 1, 1987 (10-77 to Form 10-K for the year ended December 31, 1986 in 1-
       2703). Amendment dated December 4, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d) 22-- Trust Agreement for Deferred Payments to be made by Entergy Gulf States pursuant to the Executive Income Security Plan, by and between Entergy Gulf States and Bankers Trust Company, effective November 1, 1986 (10-78 to Form 10-K for the year ended December 31, 1986 in 1-
       2703).

+(d) 23-- Trust Agreement for Deferred Installments under Entergy Gulf States' Management Incentive Compensation Plan and Administrative Guidelines by and between Entergy Gulf States and Bankers Trust Company, effective June 1, 1986 (10-79 to Form 10-K for the year ended December 31, 1986 in 1-2703).

+(d) 24-- Nonqualified Deferred Compensation Plan for Officers, Nonemployee Directors and Designated Key Employees, effective December 1, 1985, as amended, continued and completely restated effective as of March 1, 1991 (10-3 to Amendment No. 8 in Registration No. 2-76551).

+(d) 25-- Trust Agreement for Entergy Gulf States' Nonqualified Directors and Designated Key Employees by and between Entergy Gulf States and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce Bank), effective July 1, 1991 (10-4 to Form 10-K for the year ended December 31, 1992 in 1-2703).

(d) 26-- Lease Agreement, dated as of June 29, 1987, among GSG&T, Inc., and Entergy Gulf States related to the leaseback of the Lewis Creek generating station (10-83 to Form 10-K for the year ended December 31, 1988 in 1-
       2703).

(d) 27-- Nuclear Fuel Lease Agreement between Entergy Gulf States and River Bend Fuel Services, Inc. to lease the fuel for River Bend Unit 1, dated February 7, 1989 (10-64 to Form 10-K for the year ended December 31, 1988 in 1-
       2703).

(d) 28-- Trust and Investment Management Agreement between Entergy Gulf States and Morgan Guaranty and Trust Company of New York (the "Decommissioning Trust Agreement) with respect to decommissioning funds authorized to be collected by Entergy Gulf States, dated March 15, 1989 (10-66 to Form 10-K for the year ended December 31, 1988 in 1-2703).

(d)    29--    Amendment  No. 2 dated November  1,  1995  between
       Entergy  Gulf  States and Mellon Bank  to  Decommissioning
       Trust  Agreement (10(d) 31 to Form 10-K for the year ended
       December 31, 1995).

(d) 30-- Credit Agreement, dated as of December 29, 1993, among River Bend Fuel Services, Inc. and Certain Commercial Lending Institutions and CIBC Inc. as Agent for the Lenders (10(d) 34 to Form 10-K for year ended December 31, 1994).

(d) 31-- Amendment No. 1 dated as of January 31, to Credit Agreement, dated as of December 31, 1993, among River Bend Fuel Services, Inc. and certain commercial lending institutions and CIBC Inc. as agent for Lenders (10(d) 33 to Form 10-K for the year ended December 31, 1995).

(d) 32-- Partnership Agreement by and among Conoco Inc., and Entergy Gulf States, CITGO Petroleum Corporation and Vista Chemical Company, dated April 28, 1988 (10-67 to
       Form  10-K  for  the year ended December 31,  1988  in  1-
       2703).

+(d)   33--    Gulf States Utilities Company Executive Continuity
       Plan, dated January 18, 1991 (10-6 to Form 10-K for the year ended December 31, 1990 in 1-2703).

+(d) 34-- Trust Agreement for Entergy Gulf States' Executive Continuity Plan, by and between Entergy Gulf States and First City Bank, Texas-Beaumont, N.A. (now Texas Commerce
       Bank), effective May 20, 1991 (10-5 to Form 10-K for the year ended December 31, 1992 in 1-2703).

+(d)   35--     Gulf   States  Utilities  Board   of   Directors'
       Retirement Plan, dated February 15, 1991 (10-8 to Form 10-
       K for the year ended December 31, 1990 in 1-2703).

+(d) 36-- Gulf States Utilities Company Employees' Trustee Retirement Plan effective July 1, 1955 as amended, continued and completely restated effective January 1, 1989; and Amendment No.1 effective January 1, 1993 (10-6 to Form 10-K for the year ended December 31, 1992 in 1-
       2703).

(d)    37--    Agreement and Plan of Reorganization,  dated  June
       5,   1992,   between  Entergy  Gulf  States  and   Entergy
       Corporation  (2  to Form 8-K, dated June  8,  1992  in  1-
       2703).

+(d) 38-- Gulf States Utilities Company Employee Stock Ownership Plan, as amended, continued, and completely restated effective January 1, 1984, and January 1, 1985 (A to Form 11-K, dated December 31, 1985 in 1-2703).

+(d) 39-- Trust Agreement under the Gulf States Utilities Company Employee Stock Ownership Plan, dated December 30, 1976, between Entergy Gulf States and the Louisiana National Bank, as Trustee (2-A to Registration No. 2-62395).

+(d)   40--    Letter  Agreement dated September 7, 1977  between
       Entergy Gulf States and the Trustee, delegating certain of the Trustee's functions to the ESOP Committee (2-B to Registration Statement No. 2-62395).

+(d)   41--    Gulf  States  Utilities Company  Employees  Thrift
       Plan   as   amended,  continued  and  completely  restated
       effective as of January 1, 1992 (28-1 to Amendment  No.  8 to Registration No. 2-76551).

+(d) 42-- Restatement of Trust Agreement under the Gulf States Utilities Company Employees Thrift Plan, reflecting changes made through January 1, 1989, between Entergy Gulf States and First City Bank, Texas-Beaumont, N.A., (now Texas Commerce Bank ), as Trustee (2-A to Form 8-K dated October 20, 1989 in 1-2703).

(d)    43--   Operating Agreement between Entergy Operations  and
       Entergy  Gulf  States, dated as of December 31,  1993  (B-
       2(f) to Rule 24 Certificate in 70-8059).

(d)    44--    Guarantee  Agreement between  Entergy  Corporation
       and Entergy Gulf States, dated as of December 31, 1993 (B-
       5(a) to Rule 24 Certificate in 70-8059).

(d)    45--    Service Agreement with Entergy Services, dated  as
       of  December  31, 1993 (B-6(c) to Rule 24  Certificate  in
       70-8059).

+(d)   46--    Amendment to Employment Agreement  between  J.  L.
       Donnelly and Entergy Gulf States, dated December 22,  1993
       (10(d)  57  to  Form 10-K for the year ended December  31,
       1993 in 1-2703).

(d) 47-- Assignment, Assumption and Amendment Agreement to Letter of Credit and Reimbursement Agreement between Entergy Gulf States, Canadian Imperial Bank of Commerce and Westpac Banking Corporation (10(d) 58 to Form 10-K for the year ended December 31, 1993 in 1-2703).

(d)    48--    Third Amendment, dated January 1, 1994, to Entergy
       Corporation  and Subsidiary Companies Intercompany  Income
       Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(d)    49--    Refunding  Agreement between Entergy  Gulf  States
       and  West  Feliciana Parish (dated December 20,  1994  (B-
       12(a)  to Rule 24 Certificate dated December 30,  1994  in
       70-8375).

(d)    50--         Agreement  as  to  Expenses  and  Liabilities
       between Entergy Gulf States and Entergy Gulf States Capital I, dated as of January 28, 1997 (10(d)52 to Form 10-K for the year ended December 31, 1996 in 1-2703).

(d)    51--    Refunding  Agreement between Entergy  Gulf  States
       and Parish of Iberville, State of Louisiana dated as of May 1, 1998 (B-3(a) to Rule 24 Certificate dated May 29,
       1998 in 70-8721).

+(d)   52--     Edwin   A.  Lupberger's  Confidential  Settlement
       Agreement and Receipt and Release (10(a)76 to Form 10-K for the year ended December 31, 1998 in 1-11299).

+(d)   53--    Jerry  L.  Maulden's Retirement  Letter  Agreement
       (10(a)77 to Form 10-K for the year ended December 31, 1998 in 1-11299).

+(d)   54--    Letter of Intent regarding the Employment of Wayne
       Leonard  (10(a)78 to Form 10-K for the year ended December
       31, 1998 in 1-11299).

+(d)   55--    1998  Equity Ownership Plan of Entergy Corporation
       and  Subsidiaries  (Filed with the Proxy  Statement  dated
       March 30, 1998).

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

+(e)   40--    Entergy Corporation Annual Incentive  Plan  (10(a)
       54 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(e)   41--    Equity  Ownership Plan of Entergy Corporation  and
       Subsidiaries   (A-4(a)  to  Rule  24  Certificate,   dated
       May 24, 1991, in 70-7831).

+(e)   42--    Amendment  No. 1 to the Equity Ownership  Plan  of
       Entergy   Corporation  and  Subsidiaries  (10(a)   71   to
       Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)   43--    1998  Equity Ownership Plan of Entergy Corporation
       and  Subsidiaries  (Filed with the Proxy  Statement  dated
       March 30, 1998).

+(e)   44--     Supplemental  Retirement  Plan   (10(a)   69   to
       Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)   45--    Defined Contribution Restoration Plan  of  Entergy
       Corporation and Subsidiaries (10(a) 53 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(e)   46--    Executive  Disability Plan of Entergy  Corporation
       and Subsidiaries (10(a) 72 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)   47--    Executive Medical Plan of Entergy Corporation  and
       Subsidiaries  (10(a) 73 to Form 10-K for  the  year  ended
       December 31, 1992 in 1-3517).

+(e)   48--     Stock  Plan  for  Outside  Directors  of  Entergy
       Corporation and Subsidiaries (10(a) 74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)   49--   Agreement between Entergy Corporation and Jerry  D.
       Jackson  (10(a)  67  to  Form  10-K  for  the  year  ended
       December 31, 1992 in 1-3517).

+(e)   50--    Agreement  between System  Energy  and  Donald  C.
       Hintz   (10(b)  47  to  Form  10-K  for  the  year   ended
       December 31, 1991 in 1-9067).

+(e)   51--    Summary  Description of Retired  Outside  Director
       Benefit  Plan  (10(c)90 to Form 10-K for  the  year  ended
       December 31, 1992 in 1-10764).

+(e)   52--    Amendment to Defined Contribution Restoration Plan
       of  Entergy Corporation and Subsidiaries (10(a) 81 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

+(e)   53--    System Executive Retirement Plan (10(a) 82 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

(e)    54--    Installment Sale Agreement, dated July  20,  1994,
       between   Entergy   Louisiana  and  St.  Charles   Parish,
       Louisiana  (B-6(e) to Rule 24 Certificate dated August  1,
       1994 in 70-7822).

(e)    55--    Installment  Sale  Agreement,  dated  November  1,
       1995,  between  Entergy Louisiana and St. Charles  Parish,
       Louisiana  (B-6(a) to Rule 24 Certificate  dated  December
       19, 1995 in 70-8487).

(e)    56--    Agreement  as to Expenses and Liabilities  between
       Entergy Louisiana, Inc. and Entergy Louisiana Capital I dated July 16, 1996 (4(d) to Form 10-Q for the quarter ended June 30, 1996 in 1-8474).

+(e)   57--     Edwin   A.  Lupberger's  Confidential  Settlement
       Agreement and Receipt and Release (10(a)76 to Form 10-K for the year ended December 31, 1998 in 1-11299).

+(e)   58--    Jerry  L.  Maulden's Retirement  Letter  Agreement
       (10(a)77 to Form 10-K for the year ended December 31, 1998 in 1-11299).

+(e)   59--    Letter of Intent regarding the Employment of Wayne
       Leonard  (10(a)78 to Form 10-K for the year ended December
       31, 1998 in 1-11299).

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

+(f)   48--    Entergy Corporation Annual Incentive  Plan  (10(a)
       54 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(f)   49--    Equity  Ownership Plan of Entergy Corporation  and
       Subsidiaries   (A-4(a)  to  Rule  24  Certificate,   dated
       May 24, 1991, in 70-7831).

+(f)   50--    Amendment  No. 1 to the Equity Ownership  Plan  of
       Entergy  Corporation  and Subsidiaries  (10(a)71  to  Form
       10-K for the year ended December 31, 1992 in 1-3517).

+(f)   51--    1998  Equity Ownership Plan of Entergy Corporation
       and  Subsidiaries  (Filed with the Proxy  Statement  dated
       March 30, 1998).

+(f)   52--    Supplemental Retirement Plan (10(a)69 to Form 10-K
       for the year ended December 31, 1992 in 1-3517).

+(f)   53--    Defined Contribution Restoration Plan  of  Entergy
       Corporation and Subsidiaries (10(a)53 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(f)   54--    Executive  Disability Plan of Entergy  Corporation
       and  Subsidiaries (10(a)72 to Form 10-K for the year ended
       December 31, 1992 in 1-3517).

+(f)   55--    Executive Medical Plan of Entergy Corporation  and
       Subsidiaries  (10(a)73 to Form 10-K  for  the  year  ended
       December 31, 1992 in 1-3517).

+(f)   56--     Stock  Plan  for  Outside  Directors  of  Entergy
       Corporation and Subsidiaries, as amended (10(a)74 to  Form
       10-K for the year ended December 31, 1992 in 1-3517).

+(f)   57--   Agreement between Entergy Corporation and Jerry  D.
       Jackson  (10(a)-67  to  Form  10-K  for  the  year   ended
       December 31, 1992 in 1-3517).

+(f)   58--    Agreement  between System  Energy  and  Donald  C.
       Hintz   (10(b)-47  to  Form  10-K  for  the   year   ended
       December 31, 1991 in 1-9067).

+(f)   59--    Summary  Description of Retired  Outside  Director
       Benefit  Plan  (10(c)-90 to Form 10-K for the  year  ended
       December 31, 1992 in 1-10764).

+(f)   60--    Amendment to Defined Contribution Restoration Plan
       of  Entergy Corporation and Subsidiaries (10(a) 81 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

+(f)   61--    System Executive Retirement Plan (10(a) 82 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

+(f)   62--     Edwin   A.  Lupberger's  Confidential  Settlement
       Agreement and Receipt and Release (10(a)76 to Form 10-K for the year ended December 31, 1998 in 1-11299).

+(f)   63--    Jerry  L.  Maulden's Retirement  Letter  Agreement
       (10(a)77 to Form 10-K for the year ended December 31, 1998 in 1-11299).

+(f)   64--    Letter of Intent regarding the Employment of Wayne
       Leonard  (10(a)78 to Form 10-K for the year ended December
       31, 1998 in 1-11299).

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

+(g)   37--    Equity  Ownership Plan of Entergy Corporation  and
       Subsidiaries   (A-4(a)  to  Rule  24  Certificate,   dated
       May 24, 1991, in 70-7831).

+(g)   38--    Amendment  No. 1 to the Equity Ownership  Plan  of
       Entergy   Corporation   and   Subsidiaries   (10(a)71   to
       Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g)   39--    1998  Equity Ownership Plan of Entergy Corporation
       and  Subsidiaries  (Filed with the Proxy  Statement  dated
       March 30, 1998).

+(g)   40--    Supplemental Retirement Plan (10(a)69 to Form 10-K
       for the year ended December 31, 1992 in 1-3517).

+(g)   41--    Defined Contribution Restoration Plan  of  Entergy
       Corporation and Subsidiaries (10(a)53 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(g)   42--    Executive  Disability Plan of Entergy  Corporation
       and  Subsidiaries (10(a)72 to Form 10-K for the year ended
       December 31, 1992 in 1-3517).

+(g)   43--    Executive Medical Plan of Entergy Corporation  and
       Subsidiaries  (10(a)73 to Form 10-K  for  the  year  ended
       December 31, 1992 in 1-3517).

+(g)   44--     Stock  Plan  for  Outside  Directors  of  Entergy
       Corporation and Subsidiaries, as amended (10(a)74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g)   45--   Agreement between Entergy Corporation and Jerry  D.
       Jackson  (10(a)-67  to  Form  10-K  for  the  year   ended
       December 31, 1992 in 1-3517).

+(g)   46--    Agreement  between System  Energy  and  Donald  C.
       Hintz  (10(b)-47 to Form 10-K for the year ended  December
       31, 1991 in 1-9067).

+(g)   47--    Summary  Description of Retired  Outside  Director
       Benefit  Plan  (10(c)-90 to Form 10-K for the  year  ended
       December 31, 1992 in 1-10764).

+(g)   48--    Amendment to Defined Contribution Restoration Plan
       of  Entergy Corporation and Subsidiaries (10(a) 81 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

+(g)   49--    System Executive Retirement Plan (10(a) 82 to Form
       10-K for the year ended December 31, 1993 in 1-11299).

+(g)   50--     Edwin   A.  Lupberger's  Confidential  Settlement
       Agreement and Receipt and Release (10(a)76 to Form 10-K for the year ended December 31, 1998 in 1-11299).

+(g)   51--    Jerry  L.  Maulden's Retirement  Letter  Agreement
       (10(a)77 to Form 10-K for the year ended December 31, 1998 in 1-11299).

+(g)   52--    Letter of Intent regarding the Employment of Wayne
       Leonard  (10(a)78 to Form 10-K for the year ended December
       31, 1998 in 1-11299).

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

*(c)            Entergy  Louisiana's  Computation  of  Ratios  of
   Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(d)            Entergy  Mississippi's Computation of  Ratios  of
   Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e)            Entergy  New Orleans' Computation  of  Ratios  of
   Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f)      System  Energy's Computation of Ratios of  Earnings  to
          Fixed Charges, as defined.

*(21)  Subsidiaries of the Registrants

(23)  Consents of Experts and Counsel

*(a) The consent of PricewaterhouseCoopers LLP is contained herein at page 211.

*(24)  Powers of Attorney

  (27)  Financial Data Schedule

*(a)   Financial  Data  Schedule  for  Entergy  Corporation   and
       Subsidiaries as of December 31, 1998.

*(b)   Financial  Data  Schedule  for  Entergy  Arkansas  as   of
       December 31, 1998.

*(c)   Financial  Data  Schedule for Entergy Gulf  States  as  of
       December 31, 1998.

*(d)   Financial  Data  Schedule  for  Entergy  Louisiana  as  of
       December 31, 1998.

*(e)   Financial  Data  Schedule for Entergy  Mississippi  as  of
       December 31, 1998.

*(f)   Financial  Data  Schedule for Entergy New  Orleans  as  of
       December 31, 1998.

*(g)   Financial  Data Schedule for System Energy as of  December
       31, 1998.

_________________

*  Filed herewith.
+  Management contracts or compensatory plans or arrangements.