Form 10-Q
period 1999-03-31
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC
filed 1999-05-13
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

_____________________________________________________________________
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q


(Mark One)
  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1999

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
                (a Delaware corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
                Telephone (504) 576-4000

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
                (a Louisiana corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
                Telephone (504) 576-4000

0-320           ENTERGY MISSISSIPPI, INC.              64-0205830
                (a Mississippi corporation)
                308 East Pearl Street
                Jackson, Mississippi 39201
                Telephone (601) 368-5000

0-5807          ENTERGY NEW ORLEANS, INC.              72-0273040
                (a Louisiana corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
                Telephone (504) 576-4000

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

Yes     X      No

Common Stock Outstanding                Outstanding at April 30, 1999
Entergy Corporation      ($0.01 par value)       246,759,641

      This combined Quarterly Report on Form 10-Q is separately filed by Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 1998, filed by the individual registrants with the SEC, and should be read in conjunction therewith.


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

                  ENTERGY CORPORATION AND SUBSIDIARIES
                 INDEX TO QUARTERLY REPORT ON FORM 10-Q
                             March 31, 1999

                                                        Page Number

Definitions                                                 1
Management's Financial Discussion and Analysis
  - Liquidity and Capital Resources                         3
Management's Financial Discussion and Analysis
  - Significant Factors and Known Trends                    7
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations                                 10
     Consolidated Statements of Income and
       Comprehensive Income                                15
     Consolidated Statements of Cash Flows                 16
     Consolidated Balance Sheets                           18
     Selected Operating Results                            20
  Entergy Arkansas, Inc.:
     Results of Operations                                 21
     Statements of Income                                  23
     Statements of Cash Flows                              25
     Balance Sheets                                        26
     Selected Operating Results                            28
  Entergy Gulf States, Inc.:
     Results of Operations                                 29
     Statements of Income                                  31
     Statements of Cash Flows                              33
     Balance Sheets                                        34
     Selected Operating Results                            36
  Entergy Louisiana, Inc.:
     Results of Operations                                 37
     Statements of Income                                  39
     Statements of Cash Flows                              41
     Balance Sheets                                        42
     Selected Operating Results                            44
  Entergy Mississippi, Inc.:
     Results of Operations                                 45
     Statements of Income                                  47
     Statements of Cash Flows                              49
     Balance Sheets                                        50
     Selected Operating Results                            52
  Entergy New Orleans, Inc.:
     Results of Operations                                 53
     Statements of Loss                                    55
     Statements of Cash Flows                              57
     Balance Sheets                                        58
     Selected Operating Results                            60
  System Energy Resources, Inc.:
     Results of Operations                                 61
     Statements of Income                                  62
     Statements of Cash Flows                              63
     Balance Sheets                                        64
Notes to Financial Statements for Entergy
  Corporation and Subsidiaries                             66
Part II:
  Item 1.  Legal Proceedings                               73
  Item 5.  Other Information                               74
  Item 6.  Exhibits and Reports on Form 8-K                75
Signature                                                  77

                               DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

AFUDC                    Allowance for Funds Used During Construction
ALJ                      Administrative Law Judge
ANO                      Arkansas Nuclear One Plant
ANO 1                    Unit No. 1 of ANO
ANO 2                    Unit No. 2 of ANO
APSC                     Arkansas Public Service Commission
Board                    Board of Directors of Entergy Corporation
Cajun                    Cajun Electric Power Cooperative, Inc.
Capital Funds Agreement  Agreement,  dated  as  of  June  21,  1974,   as
                         amended,  between  System  Energy  and   Entergy
                         Corporation, and the assignments thereof
CitiPower                CitiPower Pty., an electric distribution company
                         serving  Melbourne,  Australia  and  surrounding
                         suburbs, which was acquired by Entergy effective
                         January  5, 1996 and was sold effective December
                         31, 1998.
Council                  Council of the City of New Orleans, Louisiana
domestic utility
 companies               Entergy  Arkansas, Entergy Gulf States,  Entergy
                         Louisiana, Entergy Mississippi, and Entergy  New
                         Orleans, collectively
EPA                      U.S. Environmental Protection Agency
ETHC                     Entergy Technology Holding Company
Entergy                  Entergy  Corporation and its various direct  and
                         indirect subsidiaries
Entergy Arkansas         Entergy Arkansas, Inc.
Entergy Corporation      Entergy  Corporation,  a  Delaware  corporation,
                         successor  to  Entergy  Corporation,  a  Florida
                         corporation
Entergy Gulf States      Entergy  Gulf  States,  Inc.  (including  wholly
                         owned subsidiaries - Varibus Corporation, GSG&T,
                         Inc.,  Prudential Oil & Gas, Inc., and  Southern
                         Gulf Railway Company)
Entergy London           Entergy London Investments plc, formerly Entergy
                         Power   UK  plc  (including  its  wholly   owned
                         subsidiary, London Electricity)
Entergy Louisiana        Entergy Louisiana, Inc.
Entergy Mississippi      Entergy Mississippi, Inc.
Entergy New Orleans      Entergy New Orleans, Inc.
FERC                     Federal Energy Regulatory Commission
Form 10-K                The  combined Annual Report on Form 10-K for the
                         year   ended  December  31,  1998,  of  Entergy,
                         Entergy  Arkansas, Entergy Gulf States,  Entergy
                         Louisiana,  Entergy  Mississippi,  Entergy   New
                         Orleans, and System Energy
Grand Gulf 1             Unit No. 1 (nuclear) of the Grand Gulf Plant
Independence             Independence  Steam  Electric  Station   (coal),
                         owned  16%  by Entergy Arkansas, 25% by  Entergy
                         Mississippi, and 11% by EPI
LPSC                     Louisiana Public Service Commission
London Electricity       London  Electricity  plc - a  regional  electric
                         company  serving  London,  England,  which   was
                         acquired by Entergy effective February  1,  1997
                         and sold effective December 4, 1998.
MPSC                     Mississippi Public Service Commission
MW                       Megawatt(s)
NRC                      Nuclear Regulatory Commission
Owner Participant        A  corporation  that,  in  connection  with  the
                         Waterford 3 sale and leaseback transactions, has acquired a beneficial interest in a trust, the Owner Trustee of which is the owner and lessor of undivided interests in Waterford 3

Abbreviation or Acronym           Term

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

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operations

      Net cash flow from operations for Entergy Corporation, the domestic utility companies, and System Energy for the first quarter of 1999 and 1998 was as follows:


    Company                     1999         1998
                                  (In Millions)

    Entergy Corporation         $193.2       $282.4
    Entergy Arkansas            $ 29.1       $102.6
    Entergy Gulf States         $ 79.9       $114.7
    Entergy Louisiana           $ 37.9       $ 64.7
    Entergy Mississippi         $ 16.5       $ 24.5
    Entergy New Orleans         $  4.2       $  1.7
    System Energy               $ 76.8       $ 70.6

     Cash flow from operations decreased compared to 1998 principally due to the completion of rate phase-in plans of certain of the domestic utility companies, adverse rate activity at certain of the domestic utility companies, and an increase in cash used by competitive growth businesses.

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

     Cash used by the competitive businesses increased to $50.8 million in the first quarter of 1999 compared to $10.1 million in the first quarter of 1998. The increase was principally due to the sales of London Electricity and CitiPower in December 1998. These businesses provided positive operating cash flow in 1998 and no cash flow in 1999. Also contributing to the increase in operating cash used was a decrease in net income from the power marketing and trading business, which resulted in a use of operating cash flow in 1999, compared to a positive contribution in 1998. The increase in operating cash flow used by the competitive businesses was partially offset by the sales of Efficient Solutions, Inc. and Entergy Security, Inc., which had used operating cash flow in 1998 and used none in 1999, and a decline in the use of operating cash flow by the global power development business.

Investing Activities

      Net cash used in investing activities decreased compared to the first quarter of 1998 principally due to the proceeds from the sale of Entergy Security, Inc. in January 1999. Construction expenditures are also increasing in conjunction with a program to improve service quality across the domestic utility companies' service territories. Estimated capital expenditures associated with this program for 1999 are approximately $36 million.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES


Financing Activities

      Net cash used in financing activities increased compared to 1998 principally due to the redemption of preferred stock in 1999 at Entergy Gulf States and Entergy Louisiana, and the repayment of a line of credit by Entergy Corporation and ETHC with a portion of the proceeds from the sale of Entergy Security, Inc.

Capital Resources

     Entergy requires capital resources for:

     o  construction/capital expenditures;
     o  debt and preferred stock maturities;
     o  capital investments;
     o  funding of subsidiaries; and
     o  dividend payments.

Management provides more information on construction expenditures and long-term debt and preferred stock maturities in Note 9 to the financial statements in the Form 10-K.

     Entergy's sources to meet its capital requirements include:

     o  internally generated funds;
     o  cash on hand;
     o  debt or preferred stock issuances;
     o  bank financing under new or existing facilities;
     o  short-term borrowings; and
     o  sales of businesses.

     During 1999, cash from operations and cash on hand met substantially all investing and financing requirements of the domestic utility companies and System Energy. Entergy Corporation received no dividend payments from the domestic utility companies and System Energy in the first quarter of 1999 because it had sufficient cash on hand from other sources to meet its requirements.

      As of March 31, 1999, Entergy Corporation had $160 million of borrowings outstanding under a $250 million bank credit facility that expires in September 1999. In addition, Entergy Corporation had no borrowings outstanding and ETHC had $50 million of borrowings outstanding under a joint $100 million bank line of credit that also expires in September 1999. Entergy's global power development business entered into a $250 million bank credit facility in March 1999, but had no borrowings outstanding under this facility as of March 31, 1999. The commitment fee for this facility is currently .15% of the undrawn amount. See Note 4 to the financial statements in the Form 10-K for information on the short-term borrowing authorizations and bank lines of credit of the domestic utility companies and System Energy.

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

      Management expects that the domestic utility companies and System Energy will continue to refinance or redeem higher cost debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES


      Entergy's ability to invest in domestic and foreign generation businesses is subject to the SEC's regulations under PUHCA. Absent SEC approval, these regulations limit the aggregate amount that Entergy may invest in domestic and foreign utility businesses to an amount equal to 50% of consolidated retained earnings at the time an investment is made. Due to the sale of electric distribution businesses in the UK and Australia in 1998, Entergy has the ability to make significant additional investments in domestic and foreign generation businesses.

       Entergy's global power development business is currently constructing two combined cycle gas turbine merchant power plants in the UK. The first is a 1200 MW plant known as Saltend. It is expected to begin commercial operation in the first quarter of 2000. The second is a 792 MW plant known as Damhead Creek. It is expected to begin commercial operation in the fourth quarter of 2000. The financing of the construction of these two power plants is discussed in Note 7 to the financial statements in the Form 10-K.

      Entergy's nuclear power business has agreed to acquire from Boston Edison Company the 670 MW Pilgrim Nuclear Station located in Plymouth, Massachusetts, including the plant's nuclear fuel, for $80 million. This sale is expected to close in mid-1999. Further discussion of this acquisition can be found in "PART I, Item 1, Other Businesses" in the Form 10-K.

      Entergy has also made investments in energy-related businesses, including power marketing and trading. Under the SEC's regulations pursuant to PUHCA, the SEC imposes a limit equal to 15% of consolidated capitalization on the amount that may be invested in such businesses without specific SEC approval. Entergy currently has considerable capacity to make additional investments of this type before such limits would be exceeded.

     In the first quarter of 1999, Entergy Corporation paid $70.4 million in cash dividends on its common stock. Declarations of dividends on Entergy's common stock are made at the discretion of the Board. The Board evaluates the level of Entergy common stock dividends, based upon Entergy's earnings and financial strength. Dividend restrictions are discussed in Note 8 to the financial statements in the Form 10-K.

      In October 1998, the Board approved a plan for the repurchase of Entergy common stock through December 31, 2001 to fulfill the requirements of various compensation and benefit plans. The stock repurchase plan provides for purchases in the open market of up to 5 million shares for an aggregate consideration of up to $250 million. See
Note 3 to the financial statements for stock issuances made during the first quarter of 1999.

      Rate proceedings in Texas could have a material adverse impact on Entergy Gulf States' cash flow from operations. However, management believes that Entergy Gulf States' cash flow from operations will be sufficient to fund its capital requirements for the foreseeable future. The rate proceedings are discussed in Note 2 to the financial statements in this report.

      See Note 4 to the financial statements in this report for a discussion of Entergy's recent long-term debt redemptions. See Notes 4, 5, 6, 7, 9 and 10 to the financial statements in the Form 10-K for additional information on Entergy's and its subsidiaries' capital and refinancing requirements in 1999-2003.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES


Entergy Corporation and System Energy

      Pursuant to the Capital Funds Agreement between Entergy Corporation and System Energy, Entergy Corporation has agreed to supply System Energy with sufficient capital to:

     o maintain System Energy's equity capital at a minimum of 35% of its total capitalization (excluding short-term debt);
     o permit the continued commercial operation of Grand Gulf 1;
     o pay in full all System Energy indebtedness for borrowed money when due; and
     o enable System Energy to make payments on specific debt under supplements to the agreement assigning System Energy's rights in the agreement as security for the specific debt.

      The Capital Funds Agreement and other Grand Gulf 1 related agreements are more thoroughly discussed in Note 9 to the financial statements in the Form 10-K.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


      See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K, including "Regulatory and Legislative Activity - Transition to Competition Filings", "Industrial and Commercial Customers", "State and Local Regulation", and "Other Electric Utility Trends" for a discussion of the increasing competitive pressures facing Entergy and the electric utility industry. See also "Market Risks" in the Form 10-K for a discussion of other significant issues affecting Entergy. Set forth below are recent updates to the information contained in the Form 10-K.

Domestic Competition

Regulatory and Legislative Activity

Open Access

     On April 5, 1999, Entergy filed a proposal with FERC regarding the formation of a separate, independent transmission company (Transco), which would own, operate, control and maintain transmission assets. Entergy is seeking guidance from FERC on this plan by the end of July 1999. Transco member companies, which could include companies other than Entergy or its subsidiaries, would receive passive ownership, but no voting rights. The transmission assets and related employees of the Entergy domestic utility companies would be transferred to the Transco. After FERC responds to Entergy's proposal, management expects to make additional filings with federal, state, and local regulatory authorities seeking necessary approvals for the formation of the Transco. If approved, the Transco would likely not become operational until 2001 or 2002, depending upon the timing of such regulatory approvals.

Legislative Activity

     In April 1999, the governor of Arkansas signed into law a deregulation bill passed by the Arkansas Legislature. The bill calls for retail open access by electric utilities on January 1, 2002. The APSC may delay implementation of retail open access, but not beyond June 30, 2003. The new law provides for the recovery of stranded costs pursuant to a review and approval by the APSC, and for securitization of the allowed stranded costs. The bill also requires Entergy Arkansas and other utilities to make filings separating (unbundling) their costs into generation, transmission, and distribution functions. Entergy Arkansas' filing must be made by January 1, 2000. Utilities that own transmission facilities must subject them to operation by an independent transmission organization.

     The Texas Senate has approved a restructuring bill, which calls for a competitive retail access date of January 1, 2002, market power mitigation measures, stranded cost recovery, and securitization of regulatory assets and stranded costs, among other things. The Senate bill is now pending before a committee of the Texas House of Representatives. Other restructuring bills have been introduced in the House and are pending before the same committee. Management is unable to predict the likelihood that the Texas Legislature will pass a restructuring bill and, if so, what form it will take.

Regulatory Activity

     The LPSC has directed its staff to develop a Louisiana-specific competition plan by January 1, 2001. The LPSC staff will convene technical conferences and study various potential effects of retail competition throughout 1999. No specific date has been targeted for the start of competition, should it be decided that competition in Louisiana is in the public interest.

      See Note 2 to the financial statements in the Form 10-K for information regarding the Revised Proposed Transition Plan (the Plan) issued by the MPSC in June 1998. The MPSC continues to hold hearings and request informational filings regarding various potential effects of retail competition. Enabling legislation necessary to implement the Plan cannot be considered until the next session of the Mississippi Legislature, which is scheduled to begin in January 2000.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


State and Local Regulation

     As discussed in Note 2 to the financial statements in the Form 10-K, the PUCT has issued for comment proposed "Code of Conduct" rules governing transactions between utilities and their affiliates. Those rules, if adopted in their proposed form, would severely restrict or prohibit the providing of services by Entergy Services, Inc., System Fuels, Inc. and Entergy Operations, Inc. to Entergy Gulf States. Moreover, the proposed Texas rules would be inconsistent in many respects with regulations imposed upon Entergy Gulf States pursuant to the Federal Power Act and PUHCA, which generally require Entergy Gulf States to operate on an integrated basis with the other regulated companies in the Entergy System. Entergy Gulf States and other interested parties, including other utilities regulated by the SEC, have filed comments on the proposed rules. The PUCT has announced that it will hold a hearing on the rules on June 7, 1999. Management cannot predict whether the rules will be implemented or, if implemented, what the form of the rules will be. However, if they are implemented in their proposed form, management believes the result is likely to be increased costs to Entergy Gulf States as a result of requirements to discontinue many current affiliate relationships and transactions to which Entergy Gulf States is a party.

     Entergy Mississippi implemented a $13.3 million rate reduction effective May 1999 based on its annual performance-based formula rate plan filing for the 1998 test year. Entergy Louisiana submitted its fourth annual performance-based formula rate plan filing for the 1998 test year in April 1999, which indicated that Entergy Louisiana would implement a $20.7 million base rate reduction effective August 1999. No procedural schedule has been established by the LPSC.

Accounting Issues

Continued Application of SFAS 71

      The domestic utility companies' and System Energy's financial statements principally reflect assets and costs based on existing cost-based ratemaking regulation in accordance with SFAS 71,"Accounting for the Effects of Certain Types of Regulation". Continued applicability of SFAS 71 to the financial statements requires that rates set by an independent regulator on a cost-of-service basis be charged to and collected from customers for the foreseeable future. The electric utility industry's movement toward a combination of competition and a modified regulatory environment could result in rates that are not based on cost of service. If a utility company is required to discontinue application of SFAS 71 for a portion or all of its operations, it could be required to remove regulatory assets and liabilities from its balance sheet.

      As discussed, definitive outcomes have not yet been determined regarding the transition to competition filings in Entergy's jurisdictions; therefore, the regulated operations continue to apply SFAS
71. Arkansas has enacted a retail open access law, but the law does not provide sufficient detail to determine definitively how Entergy Arkansas' regulated operations will be affected. The law provides for the recovery of stranded costs subsequent to a review and approval by the APSC. Until such a review is concluded, it is anticipated that Entergy Arkansas will continue to apply SFAS 71. Discontinuation of the application of SFAS 71 by the domestic utility companies and System Energy could have a material adverse impact on Entergy's financial statements. The application of SFAS 71 is discussed more thoroughly in Note 1 to the financial statements in the Form 10-K.

Year 2000 Issues

      Management has been evaluating its computer software and hardware, databases, embedded microprocessors (collectively referred to as "IT and non-IT assets"), suppliers, and other relationships to determine actions required to prevent problems related to the Year 2000, and the resources required to take such actions. Unless corrected, these problems may result in malfunctions in certain software applications, databases, and computer equipment with respect to dates on or after January 1, 2000. These malfunctions could disrupt operations of nuclear or fossil generating plants, operation of transmission and distribution systems, and access to interconnections with neighboring utilities, and could cause other operational problems. While it is not possible to anticipate all future events, especially when third parties are involved, management believes the most reasonably likely worst case scenario is isolated disruptions of service, which should be rapidly restored.

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

      Management has completed its inventory of IT and non-IT assets, identified systems and equipment that could be affected by the millennium change, and assessed the risk of potential failure for most of its assets. Management defines services or products as Year 2000 "compliant" when they perform the business, office automation, or process control requirements as designed into the twenty-first century. Management defines an asset as "certified" as Year 2000 compliant after it has been modified, or upgraded if necessary, tested, and deployed in the operating environment. Certification of Entergy's IT and non-IT assets that significantly affect service to customers was scheduled to be substantially complete by the end of the first quarter of 1999, and is approximately 92% complete as of March 31, 1999. Certification of IT and non-IT assets that do not significantly affect service to customers, but are important to Entergy operations, is scheduled to be substantially complete by the end of the second quarter of 1999, and is on schedule and approximately 57% complete as of March 31, 1999.

      Management is currently performing an assessment of its vendors that affect Entergy's operations with respect to Year 2000 issues. All vendors have been contacted by letter, and vendors whose failure to provide services would quickly downgrade or suspend Entergy's operations have been interviewed and evaluated for Year 2000 readiness. Entergy's goal is to receive written confirmation of the Year 2000 readiness of these critical vendors. Entergy's contingency plans will include utilization of alternative suppliers and stockpiling of fuel and other supplies. Management will implement Year 2000 contingency plans for vendors throughout 1999.

      Maintenance or modification costs associated with Year 2000 compliance will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. Management's current estimate of maintenance and modification costs related to Year 2000 issues to be incurred in 1998 through mid-2000 is approximately $54 million. Entergy has incurred approximately $33 million of this total through March 1999. These expenses are being funded through operating cash flows. Additionally, total capitalized costs for projects accelerated due to Year 2000 issues are estimated to be $19 million. Entergy has incurred approximately $13 million of this total through March 1999.

      Based  on  the Year 2000 risk determinations of management,  an independent consultant's risk assessment, and the results of certification activities, management is creating and implementing contingency plans throughout 1999 to address Year 2000 issues. Management expects to complete its written contingency plans by the end of June 1999. Entergy is working with a consultant to develop contingency plans using the guidelines issued by the Nuclear Energy Institute and the guidelines issued by the North American Electric Reliability Council. Although Entergy is taking steps that it believes will address the Year 2000 issue, this issue presents risks that may not be entirely foreseen and eliminated and which could significantly affect utility operations and financial performance.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income increased for the first quarter of 1999 primarily due to decreased operating expenses and interest charges and increased other income, partially offset by decreased operating revenues.

      Note 6 to the financial statements provides a detailed breakdown of financial information by business segment. Competitive businesses are included in the following segments discussed in Note 6: power marketing and trading, Entergy London, CitiPower, and other. Net income for the first quarter of 1998 reflected the results of operations for Entergy London, CitiPower, Efficient Solutions, Inc. and Entergy Security, Inc. These businesses were sold in December 1998, December 1998, September 1998, and January 1999, respectively, and are therefore not included in some or all of 1999's results of operations.

Revenues and Sales

Domestic Utility Companies and System Energy

     The changes in electric operating revenues associated with Entergy's domestic utility companies for the first quarter of 1999 are as follows:

                                                       First Quarter
           Description                              Increase/(Decrease)
                                                       (In Millions)
        Base revenues                                     ($31.4)
        Rate riders                                        (39.8)
        Fuel cost recovery                                 (26.8)
        Sales volume/weather                                19.4
        Other revenue (including unbilled)                   5.1
        Sales for resale                                    (8.0)
                                                          ------
           Total                                          ($81.5)
                                                          ======

Base revenues

      Base  revenues decreased $31.4 million primarily due to  base  rate reductions  at  Entergy  Gulf  States in both  the  Louisiana  and  Texas jurisdictions. Annual base rate reductions of $87 million and $18 million were implemented in the Louisiana jurisdiction in February 1998 and August 1998, respectively. In the Texas jurisdiction, a $69 million annual base rate reduction, net of accelerated recovery of the River Bend accounting order deferrals, was implemented in December 1998. These decreases are partially offset by the additional $9.3 million reserve recorded in the first quarter of 1998 at Entergy Gulf States to account for the anticipated effects of rate proceedings in Texas.

Rate rider revenues

      Rate rider revenues do not affect net income because specific incurred expenses offset them.

     Rate rider revenues decreased $39.8 million due to the expiration of phase-in plans at Entergy Arkansas and Entergy Mississippi. These decreases were partially offset by the implementation of the Grand Gulf Accelerated Recovery Tariffs at Entergy Arkansas and Entergy Mississippi. These tariffs allow both Entergy Arkansas and Entergy Mississippi to accelerate the payments of their Grand Gulf purchased power obligations. The tariffs became effective in January 1999 and October 1998, respectively.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Fuel cost recovery revenues

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

     Fuel cost recovery revenues decreased $26.8 million due to:

     o  lower fuel prices at Entergy Gulf States and Entergy Louisiana
     o  decreased generation at Entergy Gulf States.

This decrease was partially offset at Entergy Gulf States by an increased fuel factor and a fuel surcharge implemented in the Texas jurisdiction in February 1999.

Sales volume/weather

     Sales volume increased $19.4 million due to an increase in usage and the number of customers, especially in the higher margin residential and commercial sectors at Entergy Arkansas and Entergy Gulf States. Such increases were partially offset by decreased usage in the lower margin industrial customer class at Entergy Gulf States.

Competitive Businesses

      Competitive business revenues decreased approximately $579 million in the first quarter of 1999 primarily due to the sale of Entergy London and CitiPower in December 1998.

     These decreases were partially offset by increased sales revenues in the power marketing and trading business. However, the impact on net income from these revenues was more than offset by increased power purchased for resale as discussed in Expenses below, which resulted in a trading loss for this business for the first quarter of 1999.

Expenses and other

Domestic Utility Companies and System Energy

Fuel and purchased power expenses

      Fuel and purchased power expenses decreased $51.7 million in the first quarter of 1999 principally due to:

     o slightly lower generation, coal prices, and gas prices resulting in a shift in the generation mix at Entergy Gulf States;
     o an under-recovery of fuel costs due to market price fluctuations at Entergy Louisiana; and
     o a decrease in nuclear fuel costs at Entergy Louisiana as a result of the refueling outage at the Waterford 3 nuclear plant in the first quarter of 1999.

Other regulatory credits

      Other regulatory credits decreased $18.6 million, primarily due to the implementation of the Grand Gulf Accelerated Recovery Tariffs at Entergy Arkansas and Entergy Mississippi which allow System Energy to increase its recovery of Grand Gulf 1 plant investment costs.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Amortization of rate deferrals

      The amortization of rate deferrals decreased $71.7 million in the first quarter of 1999 due to the completion of nuclear plant-related phase-in plans at Entergy Arkansas, Entergy Gulf States, and Entergy Mississippi. These plans expired in November 1998, February 1998, and September 1998, respectively.

Other income

      Other income decreased at the domestic utility companies due principally to:

     o reduced Grand Gulf 1 carrying charges as a result of the expiration of the Grand Gulf 1 phase-in plan in November at Entergy Arkansas;
     o the $5.6 million February 1998 gain on the sale of certain System Fuels, Inc. oil and gas properties; and
     o increased miscellaneous non-operating expenses of $2.9 million at Entergy Gulf States.

Interest charges

      Interest charges decreased due to the retirement, redemption, or refinancing of certain long-term debt during 1998 and 1999 at Entergy Arkansas, Entergy Gulf States, and System Energy.

Competitive Businesses

Fuel and purchased power expenses

     Fuel and purchased power expenses in the power marketing and trading business increased $92.7 million principally due to increased purchased power expenses as a result of increased trading volume.

Other operation and maintenance expenses

      Other operation and maintenance expenses decreased in the first quarter of 1999 principally due to the sale of Efficient Solutions, Inc. in September 1998 and the sale of Entergy Security, Inc. in January 1999. The decrease was partially offset by an increase for the power marketing and trading business, which resulted from higher trading volumes and an increase in staffing levels.

Other income

     Other income increased in the first quarter of 1999 due to:

     o a $12.5 million ($.6 million net of tax) gain on the sale of Entergy Security, Inc. in January 1999;
     o a $7.6 million ($4.9 million net of tax) adjustment to the final sale price of CitiPower; and
     o interest income on the proceeds of the sales of Entergy London and CitiPower of $16.8 million in the first quarter of 1999.

     These increases are partially offset by income from an Entergy investment in Asia recorded in the first quarter of 1998 due to:

     o dividend income of $9.1 million; and
     o a gain of $1.0 million on the partial sale of the investment.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Interest charges

      Interest on long-term debt decreased by $62 million for the first quarter of 1999 due to the retirement of debt associated with the Entergy London and CitiPower businesses.

Income Taxes

      The effective income tax rates for the first quarter of 1999 and 1998 were 38.3% and 44.6%, respectively. The effective income tax rate decreased primarily due to:

     o decreased state income tax benefits at the power marketing and trading business as a result of net losses; and
     o decreased income taxes due to recognition of certain foreign tax credits.

      These decreases were partially offset by increased income taxes resulting from the sale of Entergy Security, Inc.

                ENTERGY CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
          For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)

                                                             1999           1998
                                                     (In Thousands, Except Share Data)
Operating Revenues:
  Domestic electric                                        $1,238,583     $1,320,052
  Natural gas                                                  37,731         50,425
  Steam products                                                8,296          8,400
  Competitive businesses                                      355,312        934,215
                                                           ----------     ----------
        Total                                               1,639,922      2,313,092
                                                           ----------     ----------

Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses, and
       gas purchased for resale                               402,973        348,963
     Purchased power                                          373,799        778,674
     Nuclear refueling outage expenses                         19,685         22,674
     Other operation and maintenance                          367,632        483,688
       Depreciation, amortization, and decommissioning        197,042        252,458
  Taxes other than income taxes                                83,068         95,794
  Other regulatory credits                                    (16,125)       (34,766)
  Amortization of rate deferrals                                8,413         80,100
                                                           ----------     ----------
        Total                                               1,436,487      2,027,585
                                                           ----------     ----------

Operating Income                                              203,435        285,507
                                                           ----------     ----------

Other Income:
  Allowance for equity funds used
   during construction                                          5,411          2,349
  Gain on sales of non-regulated businesses                    20,102          1,038
  Miscellaneous - net                                          20,433         30,535
                                                           ----------     ----------
        Total                                                  45,946         33,922
                                                           ----------     ----------

Interest Charges:
  Interest on long-term debt                                  122,531        191,576
  Other interest - net                                          8,541         10,102
  Distributions on preferred securities of subsidiaries         4,709         11,178
  Allowance for borrowed funds used
   during construction                                         (4,479)        (1,880)
                                                           ----------     ----------
        Total                                                 131,302        210,976
                                                           ----------     ----------

Income Before Income Taxes                                    118,079        108,453

Income Taxes                                                   45,173         48,399
                                                           ----------     ----------

Consolidated Net Income                                        72,906         60,054

Preferred and Preference Dividend Requirements of
   Subsidiaries and Other                                      10,725         11,776
                                                           ----------     ----------

Earnings Applicable to Common Stock                            62,181         48,278

Other Comprehensive Income:
   Foreign Currency Translation Adjustment                        379         16,693
                                                           ----------     ----------
Comprehensive Net Income                                      $62,560        $64,971
                                                           ==========     ==========
Earnings per average common share:
     Basic and diluted                                          $0.25          $0.20
Dividends declared per common share                             $0.30          $0.90
Average number of common shares outstanding:
     Basic                                                246,579,198    245,920,415
     Diluted                                              246,716,006    246,188,177

See Notes to Financial Statements.



                 ENTERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          For The Three Months Ended March 31, 1999 and 1998
                             (Unaudited)

                                                                                   1999        1998
                                                                                    (In Thousands)
Operating Activities:
  Consolidated net income                                                         $72,906     $60,054
  Noncash items included in net income:
    Amortization of  rate deferrals                                                 8,413      80,100
    Other regulatory charges                                                      (16,125)    (34,766)
    Depreciation, amortization, and decommissioning                               197,042     252,458
    Deferred income taxes and investment tax credits                               (8,945)    (54,938)
    Allowance for equity funds used during construction                            (5,411)     (2,349)
    Gain on sale of non-regulated businesses                                      (12,513)      1,038
  Changes in working capital, net of effects from dispositions:
    Receivables                                                                     6,867     178,897
    Fuel inventory                                                                (11,212)      9,457
    Accounts payable                                                              (20,461)   (214,906)
    Taxes accrued                                                                  32,165      71,519
    Interest accrued                                                              (43,865)     (9,490)
    Other working capital accounts                                                (20,981)     19,789
  Changes in other regulatory assets                                               (8,487)    (20,855)
  Provision for estimated losses and reserves                                      17,490     (62,335)
  Decommissioning trust contributions and realized change in trust assets         (16,871)    (18,894)
  Other                                                                            23,231      27,581
                                                                                ---------   ---------
    Net cash flow provided by operating activities                                193,243     282,360
                                                                                ---------   ---------

Investing Activities:
  Construction/capital expenditures                                              (249,733)   (223,231)
  Allowance for equity funds used during construction                               5,411       2,349
  Nuclear fuel purchases                                                          (33,352)       (515)
  Proceeds from sale/leaseback of nuclear fuel                                     23,300       7,433
  Proceeds from sale of businesses                                                215,416           -
  Acquisition of non-regulated businesses                                         (13,333)    (16,591)
  Investment in other nonregulated/nonutility properties                             (801)     (7,934)
  Other                                                                             3,061           -
                                                                                ---------   ---------

    Net cash flow used in investing activities                                    (50,031)   (238,489)
                                                                                ---------   ---------

See Notes to Financial Statements.


                 ENTERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
         For The Three Months Ended March 31, 1999 and 1998
                              (Unaudited)

                                                                     1999          1998
                                                                      (In Thousands)
Financing Activities:
  Proceeds from the issuance of:
    Long-term debt                                                 198,196       208,396
    Common stock                                                     1,915        12,026
  Retirement of long-term debt                                    (145,105)     (151,069)
  Repurchase of common stock                                       (12,132)            -
  Redemption of preferred stock                                    (74,731)       (2,250)
  Changes in short-term borrowings - net                          (125,500)      167,490
  Preferred stock dividends paid                                   (11,641)      (11,776)
  Common stock dividends paid                                      (70,362)     (110,939)
                                                                 ---------     ---------

    Net cash flow provided by (used in) financing activities      (239,360)      111,878
                                                                 ---------     ---------

Effect of exchange rates on cash and cash equivalents               (1,993)        2,740
                                                                 ---------     ---------

Net increase (decrease) in cash and cash equivalents               (98,141)      158,489

Cash and cash equivalents at beginning of period                 1,184,495       830,547
                                                                 ---------     ---------

Cash and cash equivalents at end of period                      $1,086,354      $989,036
                                                                ==========     =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                           $171,185      $214,528
    Income taxes                                                    $10,617       $14,589
  Noncash investing and financing activities:
     Change in unrealized appreciation of
       decommissioning trust assets                                 $13,626       $18,894


See Notes to Financial Statements.

                 ENTERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                 March 31, 1999 and December 31, 1998
                              (Unaudited)

                                                                   1999           1998
                          ASSETS                                     (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                         $108,727       $386,764
    Temporary cash investments - at cost,
      which approximates market                                   816,740        797,731
    Special deposits                                              160,887              -
                                                              -----------    -----------
           Total cash and cash equivalents                      1,086,354      1,184,495
  Notes receivable                                                959,153        959,329
  Accounts receivable:
    Customer (less allowance for doubtful accounts of
       $7.1 million in 1999 and $10.3 million in 1998)            236,445        270,348
    Other                                                         252,880        197,362
    Accrued unbilled revenues                                     223,101        245,350
  Deferred fuel costs                                             136,639        169,589
  Accumulated deferred income taxes                                15,120         11,329
  Fuel inventory - at average cost                                106,638         90,408
  Materials and supplies - at average cost                        372,351        374,674
  Rate deferrals                                                   37,358         37,507
  Prepayments and other                                           181,142        114,886
                                                              -----------    -----------
           Total                                                3,607,181      3,655,277
                                                              -----------    -----------

Other Property and Investments:
  Decommissioning trust funds                                     739,516        709,018
  Non-regulated investments                                       362,404        557,347
  Other                                                           233,580        221,915
                                                              -----------    -----------
           Total                                                1,335,500      1,488,280
                                                              -----------    -----------

Utility Plant:
  Electric                                                     22,763,122     22,704,872
  Plant acquisition adjustment - Entergy Gulf States              418,828        422,895
  Electric plant under leases                                     675,309        675,309
  Property under capital leases - electric                        109,197        113,736
  Natural gas                                                     183,640        183,621
  Steam products                                                   80,537         80,537
  Construction work in progress                                 1,069,235        911,278
  Nuclear fuel under capital leases                               320,702        282,595
  Nuclear fuel                                                     39,315         29,690
                                                              -----------    -----------
           Total                                               25,659,885     25,404,533
  Less - accumulated depreciation and amortization             10,263,775     10,075,951
                                                              -----------    -----------
           Utility plant - net                                 15,396,110     15,328,582
                                                              -----------    -----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                                116,831        125,095
    SFAS 109 regulatory asset - net                             1,137,134      1,141,318
    Unamortized loss on reacquired debt                           186,347        191,786
    Other regulatory assets                                       525,811        513,333
  Long-term receivables                                            34,054         34,617
  Other                                                           510,416        369,735
                                                              -----------    -----------
           Total                                                2,510,593      2,375,884
                                                              -----------    -----------

           TOTAL                                              $22,849,384    $22,848,023
                                                              ===========    ===========
See Notes to Financial Statements.

                ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                March 31, 1999 and December 31, 1998
                            (Unaudited)

                                                               1999           1998
         LIABILITIES AND SHAREHOLDERS' EQUITY                    (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                          $487,719       $255,221
  Notes payable                                               160,673        296,790
  Accounts payable                                            496,480        522,072
  Customer deposits                                           151,032        148,972
  Taxes accrued                                               319,352        284,847
  Interest accrued                                            143,197        185,688
  Dividends declared                                            6,917          7,918
  Obligations under capital leases                            176,028        176,270
  Other                                                        73,099         72,055
                                                          -----------    -----------
           Total                                            2,014,497      1,949,833
                                                          -----------    -----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                         3,574,130      3,581,637
  Accumulated deferred investment tax credits                 568,278        565,744
  Obligations under capital leases                            253,970        220,209
  Other                                                     2,134,318      1,955,965
                                                          -----------    -----------
           Total                                            6,530,696      6,323,555
                                                          -----------    -----------

  Long-term debt                                            6,410,747      6,596,617
  Subsidiaries' preferred stock with sinking fund              92,877        167,523
  Subsidiary's preference stock                               150,000        150,000
  Company-obligated mandatorily redeemable
    preferred securities of subsidiary trusts holding
    solely junior subordinated deferrable debentures          215,000        215,000


Shareholders' Equity:
  Subsidiaries' preferred stock without sinking fund          338,455        338,455
  Common stock, $.01 par value, authorized 500,000,000
    shares; issued 246,895,066 shares in 1999 and 246,829,076
    shares in 1998                                              2,469          2,468
  Additional paid-in capital                                4,631,040      4,630,609
  Retained earnings                                         2,514,735      2,526,888
  Cumulative foreign currency translation adjustment          (46,360)       (46,739)
  Less - treasury stock, at cost (162,138 shares in 1999 and
   208,907 shares in 1998)                                      4,772          6,186
                                                          -----------    -----------
           Total                                            7,435,567      7,445,495
                                                          -----------    -----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                          $22,849,384    $22,848,023
                                                          ===========    ===========
See Notes to Financial Statements.


                 ENTERGY CORPORATION AND SUBSIDIARIES
                    SELECTED OPERATING RESULTS
          For the Three Months Ended March 31, 1999 and 1998
                            (Unaudited)

                                     Three Months Ended     Increase/
           Description                1999         1998     (Decrease)     %
                                         (In Millions)
Domestic Utility Electric Operating Revenues:
  Residential                         $ 432.0      $ 463.1     ($31.1)    (7)
  Commercial                            316.2        332.6      (16.4)    (5)
  Industrial                            406.7        444.7      (38.0)    (9)
  Governmental                           36.0         41.5       (5.5)   (13)
                                     --------------------------------
    Total retail                      1,190.9      1,281.9      (91.0)    (7)
  Sales for resale                       75.0         83.0       (8.0)   (10)
  Other (a)                             (27.3)       (44.8)      17.5     39
                                     --------------------------------
    Total                            $1,238.6    $ 1,320.1     ($81.5)    (6)
                                     ================================
Billed Electric Energy
 Sales (GWH):
  Residential                           6,417        6,240        177      3
  Commercial                            5,169        4,829        340      7
  Industrial                           10,216       10,412       (196)    (2)
  Governmental                            589          627        (38)    (6)
                                     --------------------------------
    Total retail                       22,391       22,108        283      1
  Sales for resale                      2,209        1,930        279     14
                                     --------------------------------
    Total                              24,600       24,038        562      2
                                     ================================

(a) 1998 revenues include the effect of the provision for rate refunds.

                         ENTERGY ARKANSAS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS

Net Income

      Net income increased for the first quarter of 1999 primarily due to reduced operating expenses and interest charges, partially offset by a decrease in electric operating revenues and other income.

Revenues and Sales

      The changes in electric operating revenues for the first quarter of 1999 are as follows:

                                         First Quarter
            Description               Increase/(Decrease)
                                         (In Millions)

        Base revenues                           $0.5
        Rate riders                            (14.2)
        Fuel cost recovery                       1.8
        Sales volume/weather                     6.1
        Other revenue (including unbilled)       0.3
        Sales for resale                       (12.4)
                                              ------
           Total                              ($17.9)
                                              ======

Rate rider revenue

      Rate rider revenues do not affect net income because specific incurred expenses offset them.

      Rate rider revenues decreased as a result of a revised Grand Gulf rider, which includes consideration of the expiration of the Grand Gulf 1 phase-in plan in November 1998, partially offset by the Grand Gulf Accelerated Recovery Tariff (GGART). The tariff was designed to allow Entergy Arkansas to pay down a portion of its Grand Gulf purchased power obligation in advance of the implementation of retail access in Arkansas. The rider and GGART became effective with the first billing cycle in January 1999.

Sales volume/weather

      Sales volume increased due to an increase in usage and number of customers especially in the higher margin residential and commercial sectors at Entergy Arkansas.

Sales for resale

      Sales for resale decreased primarily due to reduced sales to non-associated companies as a result of the expiration of certain temporary contracts in January 1999.

Expenses

Fuel and fuel related expenses

      Fuel expenses increased slightly in the first quarter of 1999, due to a change in fuel mix and an increase in generation.

                         ENTERGY ARKANSAS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS

Other Operation and Maintenance

      Other operation and maintenance expenses decreased due to a favorable nuclear variance as a result of a planned mid-cycle outage at ANO 2 that occurred in 1998. This decrease was partially offset by an increase in fossil expenses due to the decision to return the Moses, Lake Catherine, and Mablevale generating stations to service, as well as Independence having a scheduled outage in 1999 but none in 1998.

Other regulatory credits

      Other regulatory credits decreased as a result of Entergy Arkansas being in a smaller under-recovery position related to Grand Gulf 1 costs in the first quarter of 1999 as compared to the first quarter of 1998.

Amortization of rate deferrals

      The amortization of Grand Gulf 1 rate deferrals decreased in the first quarter of 1999 due to the completion of the Grand Gulf 1 rate phase-in plan in November 1998.

Other

Other income

      Other income decreased in the first quarter of 1999 due to reduced Grand Gulf 1 carrying charges and lower miscellaneous non-operating income. Grand Gulf 1 carrying charges decreased as a result of the expiration of the Grand Gulf 1 phase in plan in November 1998. Miscellaneous non-operating income was lower due to the receipt of Entergy Arkansas' portion of the proceeds from the sale of certain System Fuel, Inc. oil and gas properties in February 1998.

Interest charges

      Interest charges decreased in the first quarter of 1999 due to the retirement of certain long-term debt in 1998.

Income taxes

      The effective income tax rates for the first quarter of 1999 and 1998 were 19.6% and 42.7%, respectively. The decrease in 1999 was due principally to the flow through of tax benefits related to operating reserves.


                        ENTERGY ARKANSAS, INC.
                         STATEMENTS OF INCOME
          For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)

                                                                 1999         1998
                                                                   (In Thousands)
Operating Revenues                                             $311,969     $329,869
                                                               --------     --------

Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                              48,792       46,223
     Purchased power                                             94,943       95,395
     Nuclear refueling outage expenses                            8,066        8,091
     Other operation and maintenance                             82,209       85,799
  Depreciation, amortization, and decommissioning                44,129       45,260
  Taxes other than income taxes                                   9,256       10,360
  Other regulatory credits                                       (7,586)     (10,581)
  Amortization of rate deferrals                                      -       22,068
                                                               --------     --------
        Total                                                   279,809      302,615
                                                               --------     --------

Operating Income                                                 32,160       27,254
                                                               --------     --------

Other Income:
  Allowance for equity funds used
   during construction                                            2,410          704
  Miscellaneous - net                                               937        6,870
                                                               --------     --------
        Total                                                     3,347        7,574
                                                               --------     --------

Interest Charges:
  Interest on long-term debt                                     20,674       23,464
  Other interest - net                                            1,526          776
  Distributions on preferred securities of subsidiary trust       1,275        1,255
  Allowance for borrowed funds used
   during construction                                           (1,658)        (487)
                                                               --------     --------
        Total                                                    21,817       25,008
                                                               --------     --------

Income Before Income Taxes                                       13,690        9,820

Income Taxes                                                      2,679        4,197
                                                               --------     --------

Net Income                                                       11,011        5,623

Preferred Stock Dividend Requirements
  and Other                                                       2,420        2,626
                                                               --------     --------

Earnings Applicable to Common Stock                              $8,591       $2,997
                                                               ========     ========
See Notes to Financial Statements.


                         ENTERGY ARKANSAS, INC.
                        STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 1999 and 1998
                               (Unaudited)

                                                              1999         1998
                                                               (In Thousands)
Operating Activities:
  Net income                                                $11,011       $5,623
  Noncash items included in net income:
    Amortization of rate deferrals                                -       22,068
    Other regulatory credits                                 (7,586)     (10,581)
    Depreciation, amortization, and decommissioning          44,129       45,260
    Deferred income taxes and investment tax credits          2,094       (9,854)
    Allowance for equity funds used during construction      (2,410)        (704)
  Changes in working capital:
    Receivables                                             (18,221)      46,353
    Fuel inventory                                          (16,921)       1,151
    Accounts payable                                         33,192       11,184
    Taxes accrued                                             2,640       19,038
    Interest accrued                                           (893)      (1,462)
    Other working capital accounts                           (9,056)     (16,353)
  Decommissioning trust contributions and realized
   change in trust assets                                    (5,853)      (6,281)
  Provision for estimated losses and reserves               (12,886)      (1,706)
  Other                                                       9,899       (1,092)
                                                           --------     --------
    Net cash flow provided by operating activities           29,139      102,644
                                                           --------     --------

Investing Activities:
  Construction expenditures                                 (61,382)     (28,837)
  Allowance for equity funds used during construction         2,410          704
  Nuclear fuel purchases                                       (962)      (6,832)
  Proceeds from sale/leaseback of nuclear fuel                  962        6,832
                                                           --------     --------
    Net cash flow used in investing activities              (58,972)     (28,133)
                                                           --------     --------

Financing Activities:
  Retirement of other long-term debt                              -      (45,500)
  Preferred stock dividends paid                             (2,420)      (2,626)
                                                           --------     --------
    Net cash flow used in financing activities               (2,420)     (48,126)
                                                           --------     --------

Net increase (decrease) in cash and cash equivalents        (32,253)      26,385

Cash and cash equivalents at beginning of period            108,748      203,391
                                                           --------     --------

Cash and cash equivalents at end of period                  $76,495     $229,776
                                                           ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                    $23,104      $25,718
    Income taxes                                            $ 4,380         $469
  Noncash investing and financing activities:
    Change in unrealized appreciation of
     decommissioning trust assets                            $7,220      $12,502

See Notes to Financial Statements.



                        ENTERGY ARKANSAS, INC.
                            BALANCE SHEETS
                 March 31, 1999 and December 31, 1998
                             (Unaudited)

                                                                1999          1998
                         ASSETS                                   (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                        $5,080        $9,814
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                     8,458        15,643
        Other                                                   24,670        83,291
    Special deposits                                            38,287             -
                                                            ----------    ----------
           Total cash and cash equivalents                      76,495       108,748
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.8 million in 1999 and 1998)                          58,497        70,481
    Associated companies                                        38,789        34,502
    Other                                                       27,635         4,510
    Accrued unbilled revenues                                   75,876        73,083
  Fuel inventory - at average cost                              36,773        19,852
  Materials and supplies - at average cost                      91,542        89,033
  Deferred fuel cost                                            30,791        41,191
  Deferred nuclear refueling outage costs                       31,739        17,787
  Prepayments and other                                         15,343         5,557
                                                            ----------    ----------
           Total                                               483,480       464,744
                                                            ----------    ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity                11,213        11,213
  Decommissioning trust fund                                   316,359       303,286
  Other - at cost (less accumulated depreciation)                5,869         5,070
                                                            ----------    ----------
           Total                                               333,441       319,569
                                                            ----------    ----------

Utility Plant:
  Electric                                                   4,746,495     4,731,699
  Property under capital leases                                 48,388        49,415
  Construction work in progress                                234,624       201,853
  Nuclear fuel under capital lease                             112,284        95,589
  Nuclear fuel                                                   6,656             -
                                                            ----------    ----------
           Total                                             5,148,447     5,078,556
  Less - accumulated depreciation and amortization           2,319,235     2,275,170
                                                            ----------    ----------
           Utility plant - net                               2,829,212     2,803,386
                                                            ----------    ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                            251,525       248,275
    Unamortized loss on reacquired debt                         50,788        51,747
    Other regulatory assets                                    101,369        96,927
  Other                                                         15,450        22,003
                                                            ----------    ----------
           Total                                               419,132       418,952
                                                            ----------    ----------

           TOTAL                                            $4,065,265    $4,006,651
                                                            ==========    ==========
See Notes to Financial Statements.



                        ENTERGY ARKANSAS, INC.
                            BALANCE SHEETS
                March 31, 1999 and December 31, 1998
                             (Unaudited)

                                                             1999         1998
        LIABILITIES AND SHAREHOLDERS' EQUITY                  (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                         $38,652       $1,094
  Notes payable                                                 667          667
  Accounts payable:
    Associated companies                                     72,911       47,963
    Other                                                    88,213       79,969
  Customer deposits                                          25,503       25,196
  Taxes accrued                                              71,225       68,585
  Accumulated deferred income taxes                          12,451       23,137
  Interest accrued                                           24,392       25,285
  Co-owner advances                                          11,825        4,073
  Obligations under capital leases                           63,627       64,068
  Other                                                      14,915       16,183
                                                         ----------   ----------
           Total                                            424,381      356,220
                                                         ----------   ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                         774,808      757,596
  Accumulated deferred investment tax credits                97,491       98,768
  Obligations under capital leases                           97,144       80,936
  Transition to competition liability                        91,584       90,623
  Other                                                     167,994      173,387
                                                         ----------   ----------
           Total                                          1,229,021    1,201,310
                                                         ----------   ----------

Long-term debt                                            1,126,437    1,172,285
Preferred stock with sinking fund                            22,027       22,027
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures           60,000       60,000

Shareholders' Equity:
  Preferred stock without sinking fund                      116,350      116,350
  Common stock, $0.01 par value, authorized
    325,000,000 shares; issued and outstanding
    46,980,196 shares                                           470          470
  Additional Paid-in capital                                590,134      590,134
  Retained earnings                                         496,445      487,855
                                                         ----------   ----------
           Total                                          1,203,399    1,194,809
                                                         ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                         $4,065,265   $4,006,651
                                                         ==========   ==========
See Notes to Financial Statements.

                     ENTERGY ARKANSAS, INC.
                   SELECTED OPERATING RESULTS
        For the Three Months Ended March 31, 1999 and 1998
                           (Unaudited)

                                      Three Months Ended     Increase/
           Description                  1999       1998     (Decrease)      %
                                               (In Millions)
Electric Operating Revenues:
  Residential                         $ 116.7    $ 120.9       ($4.2)      (3)
  Commercial                             59.6       59.5         0.1        -
  Industrial                             70.7       72.3        (1.6)      (2)
  Governmental                            3.3        3.4        (0.1)      (3)
                                      ------------------------------
    Total retail                        250.3      256.1        (5.8)      (2)
  Sales for resale
     Associated companies                29.5       34.2        (4.7)     (14)
     Non-associated companies            36.5       44.2        (7.7)     (17)
  Other                                  (4.3)      (4.6)        0.3        7
                                      ------------------------------
    Total                             $ 312.0    $ 329.9      ($17.9)      (5)
                                      ==============================
Billed Electric Energy
 Sales (GWH):
  Residential                           1,556      1,504          52        3
  Commercial                            1,060      1,003          57        6
  Industrial                            1,606      1,566          40        3
  Governmental                             55         55           -        -
                                      ------------------------------
    Total retail                        4,277      4,128         149        4
  Sales for resale
     Associated companies               1,537      1,638        (101)      (6)
     Non-associated companies             821      1,173        (352)     (30)
                                      ------------------------------
    Total                               6,635      6,939        (304)      (4)
                                      ==============================

                        ENTERGY GULF STATES, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income decreased for the first quarter of 1999 primarily due to a decrease in operating revenues and other income, partially offset by decreases in operating expenses and interest charges.

Revenues and Sales

Electric operating revenues

      The changes in electric operating revenues for the first quarter of 1999 are as follows:

                                          First Quarter
             Description               Increase/(Decrease)
                                          (In Millions)

        Base revenues                         ($33.1)
        Fuel cost recovery                      (8.4)
        Sales volume/weather                     7.5
        Other revenue (including unbilled)       4.7
        Sales for resale                         1.2
                                              ------
           Total                              ($28.1)
                                              ======

Base revenues

      Base revenues decreased due to base rate reductions in both the Louisiana and Texas jurisdictions. In the Louisiana jurisdiction base rate reductions of $87 million and $18 million were implemented in February 1998 and August 1998, respectively. In the Texas jurisdiction a $69 million base rate reduction, net of accelerated recovery of the River Bend accounting order deferrals, was implemented in December 1998. These decreases are partially offset by the additional $9.3 million reserve recorded in the first quarter of 1998 to account for the anticipated effects of the rate proceedings in Texas.

Fuel cost recovery revenues

     Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

     Fuel cost recovery revenues decreased due to lower fuel prices and decreased generation. This decrease was partially offset by an increased fuel factor and a fuel surcharge implemented in the Texas jurisdiction in February 1999.

Sales volume/weather

     Sales volume increased due to an increase in usage and the number of customers in the higher margin residential and commercial customer classes, partially offset by decreased usage in the lower margin industrial customer class.

                        ENTERGY GULF STATES, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS

Other revenue

       Other   revenue  increased  primarily  due  to  increased  network transmission service revenues and an increase in electric property rent as a result of increased pole usage fees.

Gas operating revenues

      Gas  operating  revenues decreased for the first  quarter  of  1999 primarily due to lower gas purchased for resale prices as well as decreased usage as a result of warmer winter weather, especially in the residential and commercial sectors.

Expenses

Fuel and purchased power

     Fuel and purchased power expenses decreased for the first quarter of 1999 primarily due to lower coal and gas prices resulting in a shift in the generation mix and also due to slightly lower generation.

Amortization of rate deferrals

     The amortization of rate deferrals decreased for the first quarter of 1999 primarily due to the completion of the Louisiana retail phase-in plan for River Bend in February 1998.

Other

Other income

      Other income decreased for the first quarter of 1999 primarily due to increased miscellaneous non-operating expenses.

Interest charges

      Interest charges decreased for the first quarter of 1999 primarily due to the retirement, redemption, or refinancing of certain long-term debt in 1998 and the first quarter of 1999.

Income taxes

     The effective income tax rates for the first quarter of 1999 and 1998 were 49.5% and 46.8%, respectively. The increase in 1999 is primarily due to a decrease in tax benefits of operating reserves for injuries and damages receiving flow through treatment.

                     ENTERGY GULF STATES, INC.
                       STATEMENTS OF INCOME
         For the Three Months Ended March 31, 1999 and 1998
                            (Unaudited)

                                                                 1999         1998
                                                                   (In Thousands)
Operating Revenues:
  Electric                                                      $403,806     $431,864
  Natural gas                                                     11,717       17,245
  Steam products                                                   8,296        8,400
                                                                --------     --------
        Total                                                    423,819      457,509
                                                                --------     --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses, and
     gas purchased for resale                                    138,574      118,286
    Purchased power                                               45,593       78,660
    Nuclear refueling outage expenses                              2,678        4,549
    Other operation and maintenance                               99,555       98,539
  Depreciation, amortization, and decommissioning                 53,314       54,297
  Taxes other than income taxes                                   29,725       30,911
  Other regulatory credits                                        (8,922)      (6,336)
  Amortization of rate deferrals                                   2,270       14,942
                                                                --------     --------
        Total                                                    362,787      393,848
                                                                --------     --------

Operating Income                                                  61,032       63,661
                                                                --------     --------

Other Income:
  Allowance for equity funds used
    during construction                                            1,226          612
  Miscellaneous - net                                              1,044        3,960
                                                                --------     --------
        Total                                                      2,270        4,572
                                                                --------     --------

Interest Charges:
  Interest on long-term debt                                      35,240       38,371
  Other interest - net                                               685          744
  Distributions on preferred securities of subsidiary trust        1,859        1,860
  Allowance for borrowed funds used
    during construction                                           (1,109)        (467)
                                                                --------     --------
        Total                                                     36,675       40,508
                                                                --------     --------

Income Before Income Taxes                                        26,627       27,725

Income Taxes                                                      13,190       12,969
                                                                --------     --------

Net Income                                                        13,437       14,756

Preferred and Preference Stock
  Dividend Requirements and Other                                  4,552        4,814
                                                                --------     --------

Earnings Applicable to Common Stock                               $8,885       $9,942
                                                                ========     ========
See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                        STATEMENTS OF CASH FLOWS
        For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)

                                                             1999          1998
                                                               (In Thousands)
Operating Activities:
  Net income                                                $13,437      $14,756
  Noncash items included in net income:
    Amortization of rate deferrals                            2,270       14,942
    Other regulatory credits                                 (8,922)      (6,336)
    Depreciation, amortization, and decommissioning          53,314       54,297
    Deferred income taxes and investment tax credits          2,120      (12,750)
    Allowance for equity funds used during construction      (1,226)        (612)
    Reserve for regulatory adjustments                       (2,265)       9,331
  Changes in working capital:
    Receivables                                             (11,915)      29,735
    Fuel inventory                                          (10,679)      (3,252)
    Accounts payable                                          1,977      (23,962)
    Taxes accrued                                            11,695       17,416
    Interest accrued                                          6,845        7,812
    Deferred fuel                                            20,845       14,027
    Other working capital accounts                            4,728        6,790
  Decommissioning trust contributions and realized
    change in trust assets                                   (2,605)      (4,005)
  Provision for estimated losses and reserves                 1,893       (3,574)
  Other                                                      (1,632)         127
                                                           --------     --------
    Net cash flow provided by operating activities           79,880      114,742
                                                           --------     --------

Investing Activities:
  Construction expenditures                                 (36,070)     (21,553)
  Allowance for equity funds used during construction         1,226          612
  Nuclear fuel purchases                                    (11,030)        (153)
  Proceeds from sale/leaseback of nuclear fuel               11,030          146
                                                           --------     --------
    Net cash flow used in investing activities              (34,844)     (20,948)
                                                           --------     --------

Financing Activities:
  Proceeds from the issuance of long-term debt               21,775            -
  Retirement of:
    First mortgage bonds                                    (25,000)     (25,000)
    Other long-term debt                                    (22,095)           -
  Redemption of preferred stock                             (24,731)      (2,250)
  Dividends paid:
    Common stock                                                  -      (71,358)
    Preferred and preference stock                           (4,643)      (4,814)
                                                           --------     --------
    Net cash flow used in financing activities              (54,694)    (103,422)
                                                           --------     --------

Net decrease in cash and cash equivalents                    (9,658)      (9,628)

Cash and cash equivalents at beginning of period            131,432      165,164
                                                           --------     --------

Cash and cash equivalents at end of period                 $121,774     $155,536
                                                           ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                    $29,039      $31,373
    Income taxes                                            $(2,674)      $7,455
  Noncash investing and financing activities:
    Change in unrealized appreciation of
      decommissioning trust assets                           $5,846       $2,278

See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                             BALANCE SHEETS
                  March 31, 1999 and December 31, 1998
                              (Unaudited)

                                                            1999           1998
                      ASSETS                                  (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                    $7,604        $11,629
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                23,841         15,696
        Other                                               90,329        104,107
                                                        ----------     ----------
           Total cash and cash equivalents                 121,774        131,432
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.7 million in 1999 and 1998)                      77,033         77,226
    Associated companies                                     6,664          7,554
    Other                                                   43,808         28,265
    Accrued unbilled revenues                               57,024         59,569
  Deferred fuel costs                                      112,051        132,896
  Accumulated deferred income taxes                         26,973         26,940
  Fuel inventory - at average cost                          40,880         30,201
  Materials and supplies - at average cost                 110,045        108,346
  Rate deferrals                                             9,077          9,077
  Prepayments and other                                     16,055         20,495
                                                        ----------     ----------
           Total                                           621,384        632,001
                                                        ----------     ----------

Other Property and Investments:
  Decommissioning trust fund                               218,222        209,771
  Other - at cost (less accumulated depreciation)          188,944        177,698
                                                        ----------     ----------
           Total                                           407,166        387,469
                                                        ----------     ----------

Utility Plant:
  Electric                                               7,259,976      7,250,789
  Natural Gas                                               51,076         51,053
  Steam products                                            80,537         80,538
  Property under capital leases                             52,634         54,427
  Construction work in progress                            118,945        105,085
  Nuclear fuel under capital lease                          76,480         46,572
                                                        ----------     ----------
           Total                                         7,639,648      7,588,464
  Less - accumulated depreciation and amortization       3,191,380      3,141,483
                                                        ----------     ----------
           Utility plant - net                           4,448,268      4,446,981
                                                        ----------     ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                          87,063         89,333
    SFAS 109 regulatory asset - net                        381,971        376,406
    Unamortized loss on reacquired debt                     41,446         42,879
    Other regulatory assets                                 85,482         85,730
    Long-term receivables                                   34,054         34,617
  Other                                                    227,841        221,085
                                                        ----------     ----------
           Total                                           857,857        850,050
                                                        ----------     ----------

           TOTAL                                        $6,334,675     $6,316,501
                                                        ==========     ==========
See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                            BALANCE SHEETS
                 March 31, 1999 and December 31, 1998
                             (Unaudited)

                                                          1999          1998
        LIABILITIES AND SHAREHOLDERS' EQUITY              (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                        $46,515       $71,515
  Accounts payable:
    Associated companies                                    53,945        60,932
    Other                                                  100,067        91,103
  Customer deposits                                         32,059        31,462
  Taxes accrued                                             67,475        55,780
  Interest accrued                                          49,476        42,631
  Nuclear refueling reserve                                 18,649        16,991
  Obligations under capital leases                          34,765        34,343
  Other                                                     16,056        16,324
                                                        ----------    ----------
           Total                                           419,007       421,081
                                                        ----------    ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                      1,125,372     1,113,831
  Accumulated deferred investment tax credits              205,531       209,477
  Obligations under capital leases                          94,349        66,656
  Deferred River Bend finance charges                        6,916         8,990
  Regulatory reserves                                      512,759       515,024
  Other                                                    539,010       534,008
                                                        ----------    ----------
           Total                                         2,483,937     2,447,986
                                                        ----------    ----------

Long-term debt                                           1,631,716     1,631,658
Preferred stock with sinking fund                           35,850        60,497
Preference stock                                           150,000       150,000
Company - obligated mandatorily redeemable
    preferred securities of subsidiary trust holding
    solely junior subordinated deferrable debentures        85,000        85,000


Shareholders' Equity:
  Preferred stock without sinking fund                      51,444        51,444
  Common stock, no par value, authorized
    200,000,000 shares; issued and outstanding
    100 shares                                             114,055       114,055
  Additional paid-in capital                             1,152,575     1,152,575
  Retained earnings                                        211,091       202,205
                                                        ----------    ----------
           Total                                         1,529,165     1,520,279
                                                        ----------    ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                        $6,334,675    $6,316,501
                                                        ==========    ==========
See Notes to Financial Statements.


                        ENTERGY GULF STATES, INC.
                       SELECTED OPERATING RESULTS
           For the Three Months Ended March 31, 1999 and 1998
                                (Unaudited)

                                          Three Months Ended   Increase/
              Description                 1999        1998     (Decrease)     %
                                                  (In Millions)
Electric Department Operating Revenues:
  Residential                             $ 116.2     $ 128.3    ($ 12.1)    (9)
  Commercial                                 91.6       100.4       (8.8)    (9)
  Industrial                                156.2       175.6      (19.4)   (11)
  Governmental                                6.5        10.6       (4.1)   (39)
                                          ------------------------------
    Total retail                            370.5       414.9      (44.4)   (11)
  Sales for resale
     Associated companies                     3.8         1.8        2.0    111
     Non-associated companies                20.7        21.5       (0.8)    (4)
  Other (a)                                   8.8        (6.3)      15.1    240
                                          ------------------------------
    Total Electric Department             $ 403.8     $ 431.9    ($ 28.1)    (7)
                                          ==============================
Billed Electric Energy
 Sales (GWH):
  Residential                               1,803       1,720         83      5
  Commercial                                1,600       1,441        159     11
  Industrial                                4,114       4,348       (234)    (5)
  Governmental                                100         154        (54)   (35)
                                          ------------------------------
    Total retail                            7,617       7,663        (46)    (1)
  Sales for resale
     Associated companies                     152          57         95    167
     Non-associated companies                 985         501        484     97
                                          ------------------------------
    Total Electric Department               8,754       8,221        533      6
                                          ==============================

(a) 1998 revenues include the effect of the provision for rate refunds.


                         ENTERGY LOUISIANA, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income increased for the first quarter of 1999 primarily due to a decrease in operating expenses, partially offset by a decrease in electric operating revenues and higher income taxes.

Revenues and Sales

      The changes in electric operating revenues for the first quarter of 1999 are as follows:

                                             First Quarter
             Description                  Increase/(Decrease)
                                             (In Millions)

        Base revenues                             $1.7
        Fuel cost recovery                       (15.2)
        Sales volume/weather                       1.6
        Other revenue (including unbilled)         6.2
        Sales for resale                           1.8
                                                 -----
           Total                                 ($3.9)
                                                 =====


Fuel cost recovery revenues

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

     Fuel cost recovery revenues decreased primarily due to lower fuel prices.

Other revenue

     Other revenues increased primarily due to:

     o an increase in transmission revenues as a result of an increase in customers; and
     o an increase in electric property rent as a result of increased pole usage fees.

Expenses

Fuel and purchased power expenses

      Fuel and purchased power expenses decreased for the first quarter of 1999 due to:

     o an under-recovery of fuel costs in the first quarter of 1999 due to market price fluctuations; and
     o a decrease in nuclear fuel costs as a result of the refueling outage at the Waterford 3 nuclear plant in 1999.

     These decreases were partially offset by increased purchased power and gas expenses due to a shift in generation requirements resulting from the nuclear refueling outage.

                         ENTERGY LOUISIANA, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Other

Income taxes

      The effective income tax rates for the first quarter 1999 and 1998 were 42.8% and 46.9%, respectively. The decrease in 1999 is primarily due to the reversal of previously recorded AFUDC amounts included in depreciation.

                        ENTERGY LOUISIANA, INC.
                         STATEMENTS OF INCOME
         For the Three Months Ended March 31, 1999 and 1998
                             (Unaudited)

                                                                     1999          1998
                                                                       (In Thousands)
Operating Revenues                                                 $352,135      $356,038
                                                                   --------      --------
Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                                  58,225        74,702
     Purchased power                                                 92,463        87,996
     Nuclear refueling outage expenses                                5,436         5,435
     Other operation and maintenance                                 67,803        71,024
  Depreciation, amortization, and decommissioning                    43,975        44,078
  Taxes other than income taxes                                      18,244        18,458
  Other regulatory credits                                                -          (877)
                                                                   --------      --------
        Total                                                       286,146       300,816
                                                                   --------      --------

Operating Income                                                     65,989        55,222
                                                                   --------      --------

Other Income (Deductions):
  Allowance for equity funds used
   during construction                                                  761           361
  Miscellaneous - net                                                   (42)        2,140
                                                                   --------      --------
        Total                                                           719         2,501
                                                                   --------      --------

Interest Charges:
  Interest on long-term debt                                         27,054        28,762
  Other interest - net                                                1,171         1,506
  Distributions on preferred securities of subsidiary trust           1,575         1,575
  Allowance for borrowed funds used
   during construction                                                 (651)         (333)
                                                                   --------      --------
        Total                                                        29,149        31,510
                                                                   --------      --------

Income Before Income Taxes                                           37,559        26,213

Income Taxes                                                         16,072        12,296
                                                                   --------      --------

Net Income                                                           21,487        13,917

Preferred Stock Dividend Requirements
  and Other                                                           2,670         3,253
                                                                   --------      --------

Earnings Applicable to Common Stock                                 $18,817       $10,664
                                                                   ========      ========

See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.
                       STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)

                                                               1999         1998
                                                                (In Thousands)
Operating Activities:
  Net income                                                 $21,487       $13,917
   Noncash items included in net income:
    Other regulatory credits                                       -          (877)
    Depreciation, amortization, and decommissioning           43,975        44,078
    Deferred income taxes and investment tax credits           4,899       (12,317)
    Allowance for equity funds used during construction         (761)         (361)
  Changes in working capital:
    Receivables                                               27,688        21,549
    Accounts payable                                         (20,232)      (38,381)
    Taxes accrued                                             21,369        29,713
    Interest accrued                                         (32,185)       (8,091)
    Deferred fuel costs                                       (7,464)       16,221
    Other working capital accounts                           (10,991)          600
  Decommissioning trust contributions and realized
    change in trust assets                                    (2,811)       (2,860)
  Provision for estimated losses and reserves                   (945)        1,120
  Other                                                       (6,109)          353
                                                            --------      --------
    Net cash flow provided by operating activities            37,920        64,664
                                                            --------      --------

Investing Activities:
  Construction expenditures                                  (20,124)      (19,325)
  Allowance for equity funds used during construction            761           361
  Nuclear fuel purchases                                     (11,308)            -
  Proceeds from sale/leaseback of nuclear fuel                11,308             -
                                                            --------      --------
    Net cash flow used in investing activities               (19,363)      (18,964)
                                                            --------      --------

Financing Activities:
  Proceeds from the issuance of first mortgage bonds          74,691       112,556
  Retirement of:
     First mortgage bonds                                          -       (35,000)
     Other long-term debt                                     (6,547)            -
  Redemption of preferred stock                              (50,000)            -
  Changes in short-term borrowings - net                       1,940             -
  Dividends paid:
    Common stock                                                   -        (5,200)
    Preferred stock                                           (3,253)       (3,253)
                                                            --------      --------
    Net cash flow used in financing activities                16,831        69,103
                                                            --------      --------

Net increase in cash and cash equivalents                     35,388       114,803

Cash and cash equivalents at beginning of period              96,710        49,749
                                                            --------      --------

Cash and cash equivalents at end of period                  $132,098      $164,552
                                                            ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest - net of amount capitalized                    $60,646       $38,646
     Income taxes                                             $4,301        $8,400
   Noncash investing and financing activities:
     Change in unrealized appreciation of
        decommissioning trust assets                          $1,182        $2,358

 See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.
                            BALANCE SHEETS
                 March 31, 1999 and December 31, 1998
                             (Unaudited)

                                                                 1999          1998
                         ASSETS                                    (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                        $9,498       $10,187
    Temporary cash investments - at cost,
      which approximates market                                      -        86,523
    Special deposits                                           122,600             -
                                                            ----------    ----------
           Total cash and cash equivalents                     132,098        96,710
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.2 million in 1999 and 1998)                          54,694        64,098
    Associated companies                                        17,943        20,095
    Other                                                       12,696        19,305
    Accrued unbilled revenues                                   41,017        50,540
  Accumulated deferred income taxes                              7,525        14,176
  Materials and supplies - at average cost                      80,821        82,220
  Deferred nuclear refueling outage costs                       16,095         6,498
  Prepayments and other                                         14,386        11,566
                                                            ----------    ----------
           Total                                               377,275       365,208
                                                            ----------    ----------

Other Property and Investments:
  Nonutility property                                           21,627        21,627
  Decommissioning trust fund                                    86,673        82,680
  Investment in subsidiary companies - at equity                14,230        14,230
                                                            ----------    ----------
           Total                                               122,530       118,537
                                                            ----------    ----------

Utility Plant:
  Electric                                                   5,107,293     5,095,278
  Property under capital leases                                234,339       234,339
  Construction work in progress                                103,144        85,565
  Nuclear fuel under capital lease                              73,610        75,814
                                                            ----------    ----------
           Total                                             5,518,386     5,490,996
  Less - accumulated depreciation and amortization           2,201,005     2,158,968
                                                            ----------    ----------
           Utility plant - net                               3,317,381     3,332,028
                                                            ----------    ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                            263,635       270,068
    Unamortized loss on reacquired debt                         29,590        30,629
    Other regulatory assets                                     44,991        49,599
  Other                                                         17,010        15,816
                                                            ----------    ----------
           Total                                               355,226       366,112
                                                            ----------    ----------

           TOTAL                                            $4,172,412    $4,181,885
                                                            ==========    ==========
See Notes to Financial Statements.


                        ENTERGY LOUISIANA, INC.
                           BALANCE SHEETS
                 March 31, 1999 and December 31, 1998
                             (Unaudited)

                                                               1999         1998
         LIABILITIES AND SHAREHOLDERS' EQUITY                    (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                          $239,585       $6,772
  Notes payable - associated companies                          1,940            -
  Accounts payable:
    Associated companies                                       50,628       43,051
    Other                                                      62,656       90,465
  Customer deposits                                            56,040       55,966
  Taxes accrued                                                39,572       18,203
  Interest accrued                                             21,117       53,302
  Dividends declared                                            2,670        3,253
  Deferred fuel costs                                             334        7,798
  Obligations under capital leases                             32,539       32,539
  Other                                                         4,344        4,391
                                                           ----------   ----------
           Total                                              511,425      315,740
                                                           ----------   ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                           834,869      841,775
  Accumulated deferred investment tax credits                 127,305      128,689
  Obligations under capital leases                             41,071       43,275
  Other                                                       104,094      103,273
                                                           ----------   ----------
           Total                                            1,107,339    1,117,012
                                                           ----------   ----------

Long-term debt                                              1,168,013    1,332,315
Preferred stock with sinking fund                              35,000       85,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures             70,000       70,000

Shareholders' Equity:
  Preferred stock without sinking fund                        100,500      100,500
  Common stock, no par value, authorized
    250,000,000 shares; issued and outstanding
    165,173,180 shares                                      1,088,900    1,088,900
  Capital stock expense and other                              (2,321)      (2,321)
  Retained earnings                                            93,556       74,739
                                                           ----------   ----------
           Total                                            1,280,635    1,261,818
                                                           ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                           $4,172,412   $4,181,885
                                                           ==========   ==========
See Notes to Financial Statements.

                         ENTERGY LOUISIANA, INC.
                        SELECTED OPERATING RESULTS
         For the Three Months Ended March 31, 1999 and 1998
                                (Unaudited)

                                        Three Months Ended    Increase/
             Description                 1999        1998     (Decrease)     %
                                                  (In Millions)
Electric Operating Revenues:
  Residential                            $ 112.2     $ 114.1     ($ 1.9)   (2)
  Commercial                                79.2        78.7        0.5     1
  Industrial                               138.3       149.5      (11.2)   (7)
  Governmental                               7.7         8.3       (0.6)   (7)
                                         ------------------------------
    Total retail                           337.4       350.6      (13.2)   (4)
  Sales for resale
     Associated companies                    2.5         0.9        1.6   178
     Non-associated companies               11.2        11.0        0.2     2
  Other (1)                                  1.0        (6.5)       7.5   115
                                         ------------------------------
    Total                                $ 352.1     $ 356.0      ($3.9)   (1)
                                         ==============================

Billed Electric Energy
 Sales (GWH):
  Residential                              1,689       1,656         33     2
  Commercial                               1,131       1,089         42     4
  Industrial                               3,626       3,641        (15)    -
  Governmental                               116         124         (8)   (6)
                                         ------------------------------
    Total retail                           6,562       6,510         52     1
  Sales for resale
     Associated companies                     97          28         69   246
     Non-associated companies                244         153         91    59
                                         ------------------------------
    Total                                  6,903       6,691        212     3
                                         ==============================
(1) Includes the effect of the provision for rate refunds.

                        ENTERGY MISSISSIPPI, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income decreased for the first quarter of 1999 primarily due to a decrease in electric operating revenues partially offset by a decrease in operating expenses.

Revenues and Sales

      The changes in electric operating revenues for the first quarter of 1999 are as follows:

                                         First Quarter
            Description               Increase/(Decrease)
                                         (In Millions)

        Base revenues                          ($0.7)
        Grand Gulf rate rider                  (25.6)
        Fuel cost recovery                      (1.9)
        Sales volume/weather                     1.9
        Other revenue (including unbilled)      (1.4)
        Sales for resale                         5.1
                                              ------
           Total                              ($22.6)
                                              ======


Grand Gulf rate rider revenues

      Rate rider revenues do not affect net income because specific incurred expenses offset them.

      Grand Gulf rate rider revenue decreased as a result of a new rider which became effective October 1, 1998. This new rider eliminated revenues attributable to the Grand Gulf phase-in plan, which was completed in September 1998. However, this decrease was partially offset by the Grand Gulf Accelerated Recovery Tariff, which became effective October 1, 1998. This tariff provides accelerated recovery of Entergy Mississippi's Grand Gulf purchased power obligation.

Sales for resale

      Sales for resale increased as a result of an increase in sales to associated companies due to changes in generation requirements and availability among the domestic utility companies.

Expenses

Fuel expenses

     Fuel expenses increased in the first quarter of 1999 primarily due to:

     o the increase in total generation requirements; and
     o the increased usage as a result of the shift from higher priced purchased power to lower priced fossil fuel.

                        ENTERGY MISSISSIPPI, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS



Other operation and maintenance

      Other operation and maintenance expenses increased in the first quarter of 1999 due to a scheduled outage at Independence in 1999 as compared to no outage in 1998.

Other regulatory credits

      Other regulatory credits decreased in the first quarter of 1999 primarily due to less under-recovery of Grand Gulf related expenses in 1999 as compared to 1998.

Amortization of rate deferrals

      Amortization of rate deferrals decreased in the first quarter of 1999 due to the completion of the Grand Gulf 1 rate phase-in plan in September 1998.

Other

Income taxes

      The effective income tax rates for the first quarter of 1999 and 1998 were 29.4% and 21.6%, respectively. The increase in the effective income tax rate is due to decreased amortization of rate deferrals as a result of the completion of the Grand Gulf 1 phase-in plan in September 1998.

                    ENTERGY MISSISSIPPI, INC.
                      STATEMENTS OF INCOME
      For the Three Months Ended March 31, 1999 and 1998
                           (Unaudited)

                                                      1999          1998
                                                        (In Thousands)

Operating Revenues                                  $182,443      $205,017
                                                    --------      --------
Operating Expenses:
  Operation and maintenance:
     Fuel, fuel-related expenses                      59,434        51,312
     Purchased power                                  68,466        66,594
     Other operation and maintenance                  31,119        27,823
  Depreciation and amortization                       11,516        11,315
  Taxes other than income taxes                       10,701        11,155
  Other regulatory credits                           (11,013)      (14,578)
  Amortization of rate deferrals                           -        34,990
                                                    --------      --------
        Total                                        170,223       188,611
                                                    --------      --------

Operating Income                                      12,220        16,406
                                                    --------      --------

Other Income:
  Allowance for equity funds used
   during construction                                   143            20
  Miscellaneous - net                                  1,619         1,027
                                                    --------      --------
        Total                                          1,762         1,047
                                                    --------      --------

Interest Charges:
  Interest on long-term debt                           9,222         9,576
  Other interest - net                                   844         1,295
  Allowance for borrowed funds used
   during construction                                  (355)          (40)
                                                    --------      --------
        Total                                          9,711        10,831
                                                    --------      --------

Income Before Income Taxes                             4,271         6,622

Income Taxes                                           1,256         1,428
                                                    --------      --------

Net Income                                             3,015         5,194

Preferred Stock Dividend Requirements
  and Other                                              842           843
                                                    --------      --------

Earnings Applicable to Common Stock                   $2,173        $4,351
                                                    ========      ========

See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                        STATEMENTS OF CASH FLOWS
        For the Three Months Ended March 31, 1999 and 1998
                               (Unaudited)

                                                                 1999          1998
                                                                  (In Thousands)
Operating Activities:
  Net income                                                    $3,015         $5,194
  Noncash items included in net income:
    Amortization of rate deferrals                                   -         34,990
    Other regulatory credits                                   (11,013)       (14,578)
    Depreciation and amortization                               11,516         11,315
    Deferred income taxes and investment tax credits             7,686         (6,485)
    Allowance for equity funds used during construction           (143)           (20)
  Changes in working capital:
    Receivables                                                 21,259          5,930
    Accounts payable                                           (13,144)         1,213
    Taxes accrued                                               (2,002)        (9,085)
    Interest accrued                                              (934)          (339)
    Other working capital accounts                               8,924             64
  Other                                                         (8,668)        (3,668)
                                                              --------       --------
    Net cash flow provided by operating activities              16,496         24,531
                                                              --------       --------

Investing Activities:
  Construction expenditures                                    (15,366)        (7,908)
  Allowance for equity funds used during construction              143             20
                                                              --------       --------
    Net cash flow used in investing activities                 (15,223)        (7,888)
                                                              --------       --------

Financing Activities:
  Changes in short-term borrowings - net                          (445)       (13,202)
  Dividends paid:
    Common stock                                                     -         (4,300)
    Preferred stock                                               (842)          (842)
                                                              --------       --------
    Net cash flow used in financing activities                  (1,287)       (18,344)
                                                              --------       --------

Net decrease in cash and cash equivalents                          (14)        (1,701)

Cash and cash equivalents at beginning of period                 2,640          6,816
                                                              --------       --------

Cash and cash equivalents at end of period                      $2,626         $5,115
                                                              ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                       $10,586        $10,911
    Income taxes                                              ($23,711)       ($1,879)

See Notes to Financial Statements.


                        ENTERGY MISSISSIPPI, INC.
                            BALANCE SHEETS
                   March 31, 1999 and December 31, 1998
                             (Unaudited)

                                                           1999          1998
                      ASSETS                                  (In Thousands)

Current Assets:
  Cash and cash equivalents:
    Cash                                                  $2,286        $2,640
    Temporary cash investments - at cost,
    which approximates market                                340             -
                                                      ----------    ----------
           Total cash and cash equivalents                 2,626         2,640
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $1.2 million in 1999 and 1998)                    27,190        38,484
    Associated companies                                   5,843         5,703
    Other                                                    748         1,266
    Accrued unbilled revenues                             36,317        45,904
  Fuel inventory - at average cost                         3,311         3,002
  Materials and supplies - at average cost                16,949        17,149
  Prepayments and other                                   14,830        14,364
                                                      ----------    ----------
           Total                                         107,814       128,512
                                                      ----------    ----------

Other Property and Investments:
  Investment in subsidiary companies - at equity           5,531         5,531
  Other - at cost (less accumulated depreciation)          7,061         7,069
                                                      ----------    ----------
           Total                                          12,592        12,600
                                                      ----------    ----------

Utility Plant:
  Electric                                             1,728,885     1,718,903
  Construction work in progress                           39,946        35,317
                                                      ----------    ----------
           Total                                       1,768,831     1,754,220
  Less - accumulated depreciation and amortization       695,559       685,214
                                                      ----------    ----------
           Utility plant - net                         1,073,272     1,069,006
                                                      ----------    ----------

Deferred Debits and Other Assets:
    SFAS 109 regulatory asset - net                       25,559        25,515
    Unamortized loss on reacquired debt                    7,757         7,981
    Other regulatory assets                              119,137       100,601
  Other                                                    6,762         6,049
                                                      ----------    ----------
           Total                                         159,215       140,146
                                                      ----------    ----------

           TOTAL                                      $1,352,893    $1,350,264
                                                      ==========    ==========
See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                            BALANCE SHEETS
                   March 31, 1999 and December 31, 1998
                              (Unaudited)

                                                          1999          1998
      LIABILITIES AND SHAREHOLDERS' EQUITY                  (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                         $20           $20
  Notes payable - associated companies                        -           445
  Accounts payable:
    Associated companies                                 40,576        43,639
    Other                                                 8,363        18,444
  Customer deposits                                      19,686        18,265
  Taxes accrued                                           4,011         6,013
  Accumulated deferred income taxes                         338           620
  Interest accrued                                       13,698        14,632
  Deferred fuel                                           8,627             -
  Other                                                   3,548         4,097
                                                     ----------    ----------
           Total                                         98,867       106,175
                                                     ----------    ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                     288,058       279,732
  Accumulated deferred investment tax credits            22,032        22,408
  Other                                                   5,981         6,236
                                                     ----------    ----------
           Total                                        316,071       308,376
                                                     ----------    ----------

Long-term debt                                          463,685       463,616

Shareholders' Equity:
  Preferred stock without sinking fund                   50,381        50,381
  Common stock, no par value, authorized
    15,000,000 shares; issued and outstanding
    8,666,357 shares                                    199,326       199,326
  Capital stock expense and other                           (59)          (59)
  Retained earnings                                     224,622       222,449
                                                     ----------    ----------
           Total                                        474,270       472,097
                                                     ----------    ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                     $1,352,893    $1,350,264
                                                     ==========    ==========
See Notes to Financial Statements.

                         ENTERGY MISSISSIPPI, INC.
                        SELECTED OPERATING RESULTS
          For the Three Months Ended March 31, 1999 and 1998
                                (Unaudited)

                                       Three Months Ended     Increase/
           Description                  1999        1998     (Decrease)       %
                                                (In Millions)
Electric Operating Revenues:
  Residential                          $ 62.3      $ 74.9    ($ 12.6)   (17)
  Commercial                             55.2        62.8       (7.6)   (12)
  Industrial                             36.1        41.4       (5.3)   (13)
  Governmental                            5.7         6.5       (0.8)   (12)
                                      ------------------------------
    Total retail                        159.3       185.6      (26.3)   (14)
  Sales for resale
     Associated companies                21.9        17.2        4.7     27
     Non-associated companies             4.6         4.2        0.4     10
  Other                                  (3.4)       (2.0)      (1.4)   (70)
                                      ------------------------------
    Total                             $ 182.4     $ 205.0    ($ 22.6)   (11)
                                      ==============================
Billed Electric Energy
 Sales (GWH):
  Residential                           1,004       1,004          -      -
  Commercial                              889         836         53      6
  Industrial                              755         739         16      2
  Governmental                             82          76          6      8
                                      ------------------------------
    Total retail                        2,730       2,655         75      3
  Sales for resale
     Associated companies                 977         540        437     81
     Non-associated companies             112          65         47     72
                                      ------------------------------
    Total                               3,819       3,260        559     17
                                      ==============================

                        ENTERGY NEW ORLEANS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Loss

      Net loss increased slightly for the first quarter of 1999 primarily due to a decrease in gas operating revenues and an increase in other operation and maintenance expenses, partially offset by a decrease in operating expenses, other than other operation and maintenance.

Revenues and Sales

Electric operating revenues

     The changes in electric operating revenues for the first quarter of 1999 are as follows:

                                          First Quarter
             Description               Increase/(Decrease)
                                           (In Millions)

        Base revenues                            $0.2
        Fuel cost recovery                       (3.1)
        Sales volume/weather                      2.3
        Other revenue (including unbilled)       (1.4)
        Sales for resale                          1.6
                                                -----
           Total                                ($0.4)
                                                =====


Fuel cost recovery revenues

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

     Fuel cost recovery revenues decreased due to lower fuel prices.

Sales volume/weather

     Sales volume increased due to increased sales to commercial and governmental customers.

Sales for resale

     The increase in sales for resale resulted from an increase in electric sales to associated companies primarily due to changes in the generation requirements and availability among the domestic utility companies.

Gas operating revenues

      Gas operating revenues decreased primarily due to lower gas sales volume as a result of warmer winter weather. Other factors contributing to reduced gas revenues were a $1.9 million annual base rate decrease, which became effective in January 1999, and a lower unit purchased price for gas purchased for resale.

                        ENTERGY NEW ORLEANS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Expenses

Fuel and purchased power expenses

     Fuel and purchased power expenses decreased primarily due to:

     o a reduction in the over-recovery of fuel and purchased power expense;
     o a decrease in gas purchased for resale due to decreased volume of gas purchased and unit price; and
     o a shift from over-recovery of gas purchased expenses in 1998 to under-recovery for the first quarter of 1999.

     These factors were partially offset by higher purchased power expense, due principally to an increase in the amount of power purchased from associated companies.

Other operation and maintenance expenses

     Other operation and maintenance expenses increased for the first quarter of 1999 primarily due to increases in administrative and general salary expense and in environmental reserve provisions.

Other regulatory credits

       The increase in other regulatory credits is primarily a result of the deferral of expenses related to Year 2000 compliance in 1999 and the amortization of least cost planning expenses in 1998.

Other

Income taxes

      The effective income tax rates for the first quarter of 1999 and 1998 were 27.5% and (7.4%), respectively. The income tax benefit generated from the net loss in the first quarter of 1998 was offset by the increased reversal of previously recorded AFUDC amounts included in depreciation.

                        ENTERGY NEW ORLEANS, INC.
                           STATEMENTS OF LOSS
           For the Three Months Ended March 31, 1999 and 1998
                              (Unaudited)

                                                            1999             1998
                                                               (In Thousands)
Operating Revenues:
  Electric                                                 $80,042         $80,482
  Natural gas                                               26,014          33,181
                                                          --------        --------
        Total                                              106,056         113,663
                                                          --------        --------

Operating Expenses:
  Operation and maintenance:
    Fuel, fuel-related expenses,
     and gas purchased for resale                           30,935          38,891
    Purchased power                                         36,452          34,761
    Other operation and maintenance                         22,980          17,143
  Depreciation and amortization                              5,628           5,781
  Taxes other than income taxes                              7,618           9,488
  Other regulatory credits                                  (4,449)         (2,393)
  Amortization of rate deferrals                             6,143           8,101
                                                          --------        --------
        Total                                              105,307         111,772
                                                          --------        --------

Operating Income                                               749           1,891
                                                          --------        --------

Other Income:
  Allowance for equity funds used
    during construction                                        206              99
  Miscellaneous - net                                          413             765
                                                          --------        --------
        Total                                                  619             864
                                                          --------        --------

Interest Charges:
  Interest on long-term debt                                 3,319           3,430
  Other interest - net                                         322             241
  Allowance for borrowed funds used
    during construction                                       (155)            (76)
                                                          --------        --------
        Total                                                3,486           3,595
                                                          --------        --------

Loss Before Income Taxes                                    (2,118)           (840)

Income Taxes                                                  (583)             62
                                                          --------        --------

Net Loss                                                    (1,535)           (902)

Preferred Dividend Requirements and Other                      241             241
                                                          --------        --------

Earnings Applicable to Common Stock                       $ (1,776)       $ (1,143)
                                                          ========        ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                         STATEMENTS OF CASH FLOWS
        For the Three Months Ended March 31, 1999 and 1998
                               (Unaudited)

                                                             1999            1998
                                                               (In Thousands)
Operating Activities:
  Net loss                                                  ($1,535)          ($902)
  Noncash items included in net income:
    Amortization of rate deferrals                            6,143           8,101
    Other regulatory credits                                 (4,449)         (2,393)
    Depreciation and amortization                             5,628           5,781
    Deferred income taxes and investment tax credits            150          (3,696)
    Allowance for equity funds used during construction        (206)            (99)
  Changes in working capital:
    Receivables                                               5,882           4,216
    Accounts payable                                           (644)         (4,327)
    Taxes accrued                                               568           1,879
    Interest accrued                                         (3,361)         (2,675)
    Other working capital accounts                           (3,799)         (3,196)
    Other regulatory assets                                  (3,867)         (2,111)
  Other                                                       3,733           1,111
                                                           --------        --------
    Net cash flow provided by operating activities            4,243           1,689
                                                           --------        --------

Investing Activities:
  Construction expenditures                                  (8,997)         (3,426)
  Allowance for equity funds used during construction           206              99
                                                           --------        --------
    Net cash flow used in investing activities               (8,791)         (3,327)
                                                           --------        --------

Financing Activities:
   Preferred stock dividends paid                              (482)           (241)
                                                           --------        --------
   Net cash flow used in financing activities                  (482)           (241)
                                                           --------        --------

Net decrease in cash and cash equivalents                    (5,030)         (1,879)

Cash and cash equivalents at beginning of period             19,667          11,376
                                                           --------        --------

Cash and cash equivalents at end of period                  $14,637          $9,497
                                                           ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                     $6,912          $6,720
    Income taxes - net                                      ($5,944)         $2,323

See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                            BALANCE SHEETS
                  March 31, 1999 and December 31, 1998
                             (Unaudited)

                                                            1999         1998
                      ASSETS                                  (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                   $2,804       $3,769
    Temporary cash investments - at cost,
      which approximates market:
       Associated companies                                 3,021        2,514
       Other                                                8,812       13,384
                                                         --------     --------
           Total cash and cash equivalents                 14,637       19,667
  Accounts receivable:
    Customer (less allowance for doubtful accounts
     of $0.8 million in 1999 and 1998)                     19,445       23,594
    Associated companies                                      965          806
    Other                                                   5,330        3,835
    Accrued unbilled revenues                              12,867       16,254
  Deferred electric fuel and resale gas costs               2,757        1,191
  Materials and supplies - at average cost                  8,703        8,845
  Rate deferrals                                           28,281       28,430
  Prepayments and other                                    12,545       10,158
                                                         --------     --------
           Total                                          105,530      112,780
                                                         --------     --------

Other Property and Investments:
  Investment in subsidiary companies - at equity            3,259        3,259
                                                         --------     --------

Utility Plant:
  Electric                                                516,775      514,685
  Natural gas                                             132,565      132,568
  Construction work in progress                            26,528       20,184
                                                         --------     --------
           Total                                          675,868      667,437
  Less - accumulated depreciation and amortization        376,037      371,558
                                                         --------     --------
           Utility plant - net                            299,831      295,879
                                                         --------     --------

Deferred Debits and Other Assets:
  Regulatory assets:
    Rate deferrals                                         29,768       35,762
    Unamortized loss on reacquired debt                     1,346        1,399
    Other regulatory assets                                25,425       21,558
  Other                                                     1,349        1,267
                                                         --------     --------
           Total                                           57,888       59,986
                                                         --------     --------

           TOTAL                                         $466,508     $471,904
                                                         ========     ========
See Notes to Financial Statements.

                          ENTERGY NEW ORLEANS, INC.
                                BALANCE SHEETS
                    March 31, 1999 and December 31, 1998
                                 (Unaudited)

                                                        1999          1998
      LIABILITIES AND SHAREHOLDERS' EQUITY                (In Thousands)
Current Liabilities:
  Accounts payable:
    Associated companies                               $15,882       $18,283
    Other                                               12,765        11,008
  Customer deposits                                     17,744        18,082
  Taxes accrued                                            568             -
  Accumulated deferred income taxes                      6,589         6,031
  Interest accrued                                       1,558         4,919
  Other                                                  2,133         1,783
                                                      --------      --------
           Total                                        57,239        60,106
                                                      --------      --------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                     56,186        57,467
  Accumulated deferred investment tax credits            6,764         6,894
  Accumulated provision for property insurance          10,010        11,106
  Other                                                 12,203        10,465
                                                      --------      --------
           Total                                        85,163        85,932
                                                      --------      --------

Long-term debt                                         169,034       169,018

Shareholders' Equity:
  Preferred stock without sinking fund                  19,780        19,780
  Common Shareholder's Equity:
   Common stock, $4 par value, authorized
    10,000,000 shares; issued and outstanding
    8,435,900 shares                                    33,744        33,744
  Additional paid-in capital                            36,294        36,294
  Retained earnings                                     65,254        67,030
                                                      --------      --------
           Total                                       155,072       156,848
                                                      --------      --------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                      $466,508      $471,904
                                                      ========      ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                       SELECTED OPERATING RESULTS
            For the Three Months Ended March 31, 1999 and 1998
                               (Unaudited)


                                       Three Months Ended    Increase/
           Description                  1999        1998     (Decrease)   %
                                          (In Millions)
Electric Operating Revenues:
  Residential                          $ 24.5      $ 24.9     ($ 0.4)    (2)
  Commercial                             30.8        31.3       (0.5)    (2)
  Industrial                              5.3         5.9       (0.6)   (10)
  Governmental                           12.9        12.7        0.2      2
                                       -----------------------------
    Total retail                         73.5        74.8       (1.3)    (2)
  Sales for resale
     Associated companies                 5.1         3.4        1.7     50
     Non-associated companies             2.0         2.1       (0.1)    (5)
  Other (1)                              (0.5)        0.2       (0.7)  (350)
                                       -----------------------------
    Total                              $ 80.1      $ 80.5     ($ 0.4)     -
                                       =============================
Billed Electric Energy
 Sales (GWH):
  Residential                             364         355          9      3
  Commercial                              490         459         31      7
  Industrial                              115         118         (3)    (3)
  Governmental                            235         219         16      7
                                       -----------------------------
    Total retail                        1,204       1,151         53      5
  Sales for resale
     Associated companies                 233         123        110     89
     Non-associated companies              47          38          9     24
                                       -----------------------------
    Total                               1,484       1,312        172     13
                                       =============================

(1) Includes the effect of the provision for rate refunds.

                    SYSTEM ENERGY RESOURCES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income decreased for the first quarter of 1999 as compared to the same period in 1998 due to additional reserves recorded in the first quarter of 1999 for the potential refund of System Energy's proposed rate increase.

Revenues

     Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt. Operating revenues decreased for the first quarter of 1999 as compared to the same period in 1998 due to additional reserves recorded in the first quarter of 1999 for the potential refund of tariffs collected subject to refund in System Energy's rate case before FERC. System Energy's proposed rate increase is discussed in
Note  2 to the financial statements in both this report and the  Form
10-K.

Expenses

Fuel expenses

      Fuel expenses decreased as a result of unplanned outages at the Grand Gulf 1 nuclear plant in January and February 1999.

Other regulatory charges

       The increase in other regulatory charges reflects the implementation of the Grand Gulf Accelerated Recovery Tariff at Entergy Arkansas and Entergy Mississippi. The tariff was designed to allow Entergy Arkansas and Entergy Mississippi to pay down a portion of their Grand Gulf purchased power obligation in advance of the implementation of retail access. It became effective on January 1, 1999 for Entergy Arkansas and on October 1, 1998 for Entergy Mississippi. The Grand Gulf Accelerated Recovery Tariff is discussed in Note 2 to the financial statements in the Form 10-K.

Other

Interest Charges

      Interest on long-term debt decreased for the first quarter of 1999 as a result of the redemption of a series of first mortgage bonds in April 1998 and a refinancing of pollution control revenue bonds in November 1998. Other interest increased for the first quarter of 1999 due to an adjustment to interest on the potential refund of System Energy's proposed rate increase.

Income Taxes

      The effective income tax rates in the first quarter of 1999 and 1998 were 89.3% and 45.2%, respectively. The increase in the effective tax rate in 1999 is principally due to the reduced level of 1999 pre-tax income.

                        SYSTEM ENERGY RESOURCES, INC.
                            STATEMENTS OF INCOME
             For the Three Months Ended March 31, 1999 and 1998
                                 (Unaudited)

                                                           1999             1998
                                                              (In Thousands)
Operating Revenues                                        $140,617        $148,606
                                                          --------        --------
Operating Expenses:
  Operation and maintenance:
     Fuel and fuel-related expenses                          8,636          10,847
     Nuclear refueling outage expenses                       3,505           4,599
     Other operation and maintenance                        18,446          21,281
  Depreciation, amortization, and decommissioning           33,596          33,158
  Taxes other than income taxes                              6,752           6,762
  Other regulatory charges                                  15,845               -
                                                          --------        --------
        Total                                               86,780          76,647
                                                          --------        --------

Operating Income                                            53,837          71,959
                                                          --------        --------

Other Income:
  Allowance for equity funds used
   during construction                                         666             553
  Miscellaneous - net                                        4,059           3,105
                                                          --------        --------
        Total                                                4,725           3,658
                                                          --------        --------

Interest Charges:
  Interest on long-term debt                                25,829          29,576
  Other interest - net                                      26,751           1,653
  Allowance for borrowed funds used
   during construction                                        (551)           (476)
                                                          --------        --------
        Total                                               52,029          30,753
                                                          --------        --------

Income Before Income Taxes                                   6,533          44,864

Income Taxes                                                 5,833          20,277
                                                          --------        --------

Net Income                                                 $   700         $24,587
                                                          ========        ========

See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                          STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 1999 and 1998
                                (Unaudited)

                                                               1999          1998
                                                                 (In Thousands)
Operating Activities:
  Net income                                                  $   700       $24,587
  Noncash items included in net income:
    Other regulatory charges                                   15,845             -
    Depreciation, amortization, and decommissioning            33,596        33,158
    Deferred income taxes and investment tax credits          (35,973)      (11,325)
    Allowance for equity funds used during construction          (666)         (553)
  Changes in working capital:
    Receivables                                                (1,842)         (717)
    Accounts payable                                           (6,034)       (1,137)
    Taxes accrued                                              16,523        13,431
    Interest accrued                                          (14,211)      (11,348)
    Other working capital accounts                             (1,420)        1,223
  Decommissioning trust contributions and realized
   change in trust assets                                      (5,602)       (5,748)
  FERC Settlement - refund obligation                          (1,388)       (1,226)
  Provision for estimated losses and reserves                  60,298        19,291
  Other                                                        16,957        10,991
                                                             --------      --------
    Net cash flow provided by operating activities             76,783        70,627
                                                             --------      --------

Investing Activities:
  Construction expenditures                                    (5,593)      (10,166)
  Allowance for equity funds used during construction             666           553
  Nuclear fuel purchases                                            -          (608)
  Proceeds from sale/leaseback of nuclear fuel                      -           608
                                                             --------      --------
    Net cash flow used in investing activities                 (4,927)       (9,613)
                                                             --------      --------

Financing Activities:
  Retirement of other long term debt                          (15,820)       (7,861)
  Common stock dividends paid                                       -       (23,100)
                                                             --------      --------
    Net cash flow used in financing activities                (15,820)      (30,961)
                                                             --------      --------

Net increase in cash and cash equivalents                      56,036        30,053

Cash and cash equivalents at beginning of period              281,299       206,410
                                                             --------      --------

Cash and cash equivalents at end of period                   $337,335      $236,463
                                                             ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                      $39,413       $40,542
    Income taxes                                              $10,544        $3,600
  Noncash investing and financing activities:
    Change in unrealized appreciation (depreciation) of
    decommissioning trust assets                                ($622)       $1,274

See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEETS
                    March 31, 1999 and December 31, 1998
                                (Unaudited)

                                                             1999          1998
                       ASSETS                                  (In Thousands)
Current Assets:
  Cash and cash equivalents:
    Cash                                                      $105          $120
    Temporary cash investments - at cost,
      which approximates market:
        Associated companies                                86,102        44,458
        Other                                              251,128       236,721
                                                        ----------    ----------
           Total cash and cash equivalents                 337,335       281,299
  Accounts receivable:
    Associated companies                                    82,634        80,713
    Other                                                    4,352         4,431
  Materials and supplies - at average cost                  62,628        62,203
  Deferred nuclear refueling outage costs                    9,637        12,853
  Prepayments and other                                      6,886         2,592
                                                        ----------    ----------
           Total                                           503,472       444,091
                                                        ----------    ----------

Other Property and Investments:
  Decommissioning trust fund                               118,262       113,282
                                                        ----------    ----------

Utility Plant:
  Electric                                               3,030,503     3,030,764
  Electric plant under leases                              440,970       440,970
  Construction work in progress                             62,930        57,076
  Nuclear fuel under capital lease                          58,328        64,621
                                                        ----------    ----------
           Total                                         3,592,731     3,593,431
  Less - accumulated depreciation and amortization       1,227,278     1,198,266
                                                        ----------    ----------
           Utility plant - net                           2,365,453     2,395,165
                                                        ----------    ----------

Deferred Debits and Other Assets:
  Regulatory assets:
    SFAS 109 regulatory asset - net                        216,345       221,996
    Unamortized loss on reacquired debt                     55,419        57,150
    Other regulatory assets                                188,613       188,256
  Other                                                     12,185        11,265
                                                        ----------    ----------
           Total                                           472,562       478,667
                                                        ----------    ----------

           TOTAL                                        $3,459,749    $3,431,205
                                                        ==========    ==========
See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                (Unaudited)

                                                    1999         1998
    LIABILITIES AND SHAREHOLDER'S EQUITY              (In Thousands)
Current Liabilities:
  Currently maturing long-term debt                $162,947     $175,820
  Accounts payable:
    Associated companies                             25,846       25,975
    Other                                            13,515       19,420
  Taxes accrued                                      93,329       76,806
  Interest accrued                                   27,811       42,022
  Obligations under capital leases                   41,835       41,835
  Other                                               1,625        1,542
                                                 ----------   ----------
           Total                                    366,908      383,420
                                                 ----------   ----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes                 477,571      511,749
  Accumulated deferred investment tax credits        95,826       96,695
  Obligations under capital leases                   16,493       22,786
  FERC Settlement - refund obligation                41,771       43,159
  Decommissioning                                   112,967      107,365
  Other                                             306,470      222,092
                                                 ----------   ----------
           Total                                  1,051,098    1,003,846
                                                 ----------   ----------

Long-term debt                                    1,156,934    1,159,830

Common Shareholder's Equity:
  Common stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    789,350 shares                                  789,350      789,350
  Retained earnings                                  95,459       94,759
                                                 ----------   ----------
           Total                                    884,809      884,109
                                                 ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL                                 $3,459,749   $3,431,205
                                                 ==========   ==========
See Notes to Financial Statements.

                  ENTERGY CORPORATION AND SUBSIDIARIES

                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)


NOTE 1.  COMMITMENTS AND CONTINGENCIES

Cajun - Coal Contracts  (Entergy Corporation and Entergy Gulf States)

      See "Cajun - Coal Contracts" in Note 9 of the Form 10-K for information relating to the declaratory judgment actions filed by Entergy Gulf States in the U.S. Bankruptcy Court in which the Cajun bankruptcy case is pending. All proceedings in the bankruptcy case, including appeals of the bankruptcy judge's rulings, have been stayed pending settlement discussions among the parties to the bankruptcy case regarding a plan of reorganization.

Capital   Requirements  and  Financing   (Entergy  Corporation,   Entergy
Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      See Note 9 in the Form 10-K for information on Entergy's estimated construction expenditures (excluding nuclear fuel) for the years 1999, 2000, and 2001 and long-term debt and preferred stock maturities and cash sinking fund requirements for the period 1999-2001.

Sales Warranties and Indemnities  (Entergy Corporation)

      See Note 9 in the Form 10-K for information on certain warranties made by Entergy or its subsidiaries in the Entergy London and CitiPower sales transactions.

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

ANO Matters  (Entergy Corporation and Entergy Arkansas)

      See Note 9 to the financial statements in the Form 10-K for information on cracks in a number of steam generator tubes at ANO 2 that were discovered and repaired during an outage in March 1992, and the replacement of the steam generators scheduled in 2000. Further repairs were conducted at subsequent refueling and mid-cycle outages, including the most recent outage in February 1999.

Environmental Issues

(Entergy Gulf States)

     Entergy Gulf States has been designated as a potentially responsible party (PRP) for the cleanup of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the clean up of certain of these sites. As of March 31, 1999, a remaining recorded liability of approximately $20 million existed relating to the clean up of the remaining sites at which Entergy Gulf States has been designated a PRP. See "Environmental Regulation" in Item 1 of Part I of the Form 10-K for additional discussion of Entergy Gulf States environmental clean-up activity and related litigation.

(Entergy Louisiana and Entergy New Orleans)

      During  1993,  the  Louisiana Department of  Environmental  Quality
(LDEQ) issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and chose to upgrade or close them. Cumulative expenditures relating to the upgrades and closures of wastewater impoundments were $7.1 million as of March 31, 1999. At March 31, 1999, a remaining recorded liability in the amount of $5.4 million and $0.5 million existed for wastewater upgrades and closures for Entergy Louisiana and Entergy New Orleans, respectively. Completion of this work is pending LDEQ approval.

Waterford 3 Lease Obligations  (Entergy Louisiana)

      On  September  28,  1989,  Entergy  Louisiana  entered  into  three transactions for the sale and leaseback of undivided interests (aggregating approximately 9.3%) in Waterford 3, which were refinanced in 1997. Entergy Louisiana may be obligated to pay amounts sufficient to permit the Owner Participants to withdraw from these lease transactions. Additionally, Entergy Louisiana may be required to assume the outstanding bonds issued by the Owner Trustee under these leases to finance, in part, its acquisition of the undivided interests in Waterford 3. See Note 10 to the Form 10-K for further information.

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

Reimbursement Agreement  (System Energy)

      Under a bank letter of credit and reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the agreement) of at least 1.60 times earnings. System Energy was in compliance with the above covenants at March 31, 1999. See
Note 9 to the Form 10-K for further information.

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

NOTE 2.  RATE AND REGULATORY MATTERS

Retail Rate Proceedings

Filings with the APSC  (Entergy Corporation and Entergy Arkansas)

     Entergy Arkansas' rate schedules include an Energy Cost Recovery Rider to recover the costs of fuel and purchased energy costs. The rider utilizes projected energy costs for the twelve-month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery of the energy cost for the prior calendar year.

      In March 1999, Entergy Arkansas filed its annually redetermined energy cost rate with the APSC in accordance with the Energy Cost Recovery Rider formula and special circumstance agreement. The filing reflected that an increase was warranted to offset an under-recovery of the energy costs for 1998. The increased energy cost rate is effective April 1999 through March 2000.

Filings with the PUCT  (Entergy Corporation and Entergy Gulf States)

     Previous developments and information related to Entergy Gulf States' retail rate proceedings are presented in Note 2 to the Form 10-K.

     In February 1999, Entergy Gulf States entered into a settlement agreement that is opposed by only one of the parties to Entergy Gulf States' pending Texas rate proceeding. If approved, the settlement agreement would resolve the pending appeal of Entergy Gulf States' 1996 rate proceedings as well as its 1998 rate proceedings and all pending appeals in other matters, except for the appeal in the River Bend cost recovery proceeding. The settlement agreement provides for the following:

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

     In February 1999, the PUCT approved the implementation of new rates consistent with the terms of the settlement agreement on an interim basis, pending final approval of the settlement agreement. The new rates were made effective on March 1, 1999. The PUCT held a hearing on the settlement agreement in April 1999, and a final decision is expected some time thereafter. Management cannot predict the likelihood that the PUCT will approve the settlement agreement.

     In December 1998, the PUCT issued an order approving the implementation of a revised fixed fuel factor and fuel and purchased power surcharge that would result in increased revenues of $42.4 million annually and recovery of $112.1 million of under-recovered fuel costs, inclusive of interest, over a 24-month period. These increases were implemented in the first billing cycle in February 1999. In March 1999, North Star Steel Texas, Inc. and certain Cities served by Entergy Gulf States appealed the PUCT's order to the State District Court in Travis County, Texas. Entergy Gulf States cannot predict the outcome of such appeals, although the Cities have agreed to dismiss their appeal upon approval of the settlement agreement in Entergy Gulf States' pending base rate proceeding.

     As discussed above, Entergy Gulf States has entered into a settlement agreement in its pending base rate proceeding under which the fixed fuel factor was to be reduced effective March 1, 1999 and will be adjusted thereafter on a semi-annual basis. This fuel factor reduction was approved by the PUCT on an interim basis in February 1999. All amounts at issue in this proceeding will be the subject of a future fuel reconciliation proceeding before the PUCT, at which time the PUCT will consider the reasonableness of Entergy Gulf States' fuel and purchased power expenses extending back to July 1, 1996. Management cannot predict the ultimate outcome of the fuel reconciliation proceeding.

Filings with the LPSC (Entergy Corporation, Entergy Gulf States and Entergy Louisiana)

     In March 1999, the LPSC deferred making a decision on whether electric industry restructuring is in the public interest. Anticipating that retail competition will be in the public interest at some future date, the LPSC approved the development of a Louisiana specific plan for possible implementation at a future date. The LPSC staff, outside consultants, and counsel were directed to work together to analyze and resolve outstanding issues and recommend a plan for the implementation of retail competition for consideration by the LPSC on or before January 1, 2001. Once the Louisiana specific plan is presented to the LPSC and, if it is determined that retail competition is in the public interest, the LPSC staff, outside consultants, counsel, and industry members will work together to refine the submitted plan in order that it can be implemented at a future date.

     In April 1999, Entergy Louisiana submitted its fourth annual performance-based formula rate plan filing for the 1998 test year. The filing indicated that Entergy Louisiana would implement a $20.7 million base rate reduction effective August 1999. No procedural schedule has been established by the LPSC.

     Also in April 1999, the Louisiana Supreme Court rendered a decision in the second post-Merger earnings review of Entergy Gulf States. Previous developments and information related to Entergy Gulf States' post-Merger earnings reviews are presented in Note 2 to the financial statements to the Form 10-K. In this most recent decision, the Louisiana Supreme Court decided in favor of Entergy Gulf States on two of the issues raised in its appeal, one of which will reduce the refund that Entergy Gulf States will be required to make from $9.6 million to $6.0 million. The case has been remanded to the LPSC, and management is continuing to evaluate the implications of this decision.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

       In March 1999, Entergy Mississippi submitted its annual performance-based formula rate plan filing for the 1998 test year. In April 1999, the MPSC issued an order approving a prospective rate reduction of $13.3 million. This rate reduction went into effect May 1, 1999.

Filings  with  the  Council   (Entergy Corporation  and  Entergy  New
Orleans)

      In April 1999, Entergy New Orleans filed, in compliance with directives of the Council, a plan that would allow for gas retail open access in New Orleans. The plan outlines the conditions under which Entergy New Orleans could support retail open access should the Council find it in the public interest. It is anticipated that a hearing process on the public interest issue will be completed by December 1999.

Proposed Rate Increase  (System Energy)

     As reported in the Form 10-K, System Energy filed an application with FERC in 1995 requesting a rate increase of $65.5 million. The rate increase was put into effect, subject to refund, in December 1995. After holding hearings in 1996, a FERC ALJ found that portions of System Energy's request should be rejected, including a proposed increase in return on common equity from 11% to 13% and a requested change in decommissioning cost methodology. The ALJ recommended a decrease in the return on common equity from 11% to 10.86%. Other portions of System Energy's request for a rate increase were approved by the ALJ. All of the ALJ's findings are advisory, and may be accepted, modified or rejected by FERC in a final order. No such order has been forthcoming.

      If the FERC were to approve the ALJ's findings, System Energy would be required to make a refund of money collected under its proposed tariff in the amount of $194.6 million as of March 31, 1999, together with interest in the amount of $25.3 million. As of March 31, 1999, System Energy has provided reserves for such refund and interest thereon in the aggregate amount of $219.9 million, which would be required if the ALJ's findings were adopted by FERC. It is not certain when the FERC may issue a final order in this rate proceeding or whether FERC will accept, modify or reject the ALJ's findings. Therefore, although management believes that the reserves discussed above are adequate to reflect the probable outcome of this proceeding, additional reserves or write-offs could be required in the future.


NOTE 3.  COMMON STOCK (Entergy Corporation)

      During the first quarter 1999, Entergy Corporation repurchased 413,600 shares of common stock in the open market. It expects that these shares will be awarded under its Equity Ownership Plan. Entergy Corporation issued 460,369 shares of its previously repurchased common stock to satisfy stock options exercised and employee stock purchases. In addition, Entergy Corporation received proceeds of $1.9 million from the issuance of 65,990 shares of common stock under its dividend reinvestment and stock purchase plan.


NOTE 4.  LONG-TERM DEBT

(System Energy Resources)

     On April 1, 1999, System Energy Resources redeemed, at maturity, $60 million of 7.625% First Mortgage Bonds with internally generated funds.

(Entergy Mississippi)

      On May 4, 1999, Entergy Mississippi issued $75 million of 6.20% Series General and Refunding Mortgage Bonds due 2004 and $50 million of Floating Rate Series General and Refunding Mortgage Bonds due 2004. The proceeds, together with internally generated funds, will be used in June 1999 to redeem $125 million of 8.65% General and Refunding Mortgage Bonds due 2023.

(Entergy Arkansas)

     On April 14, 1999, Entergy Arkansas redeemed, prior to maturity, $25 million of 7.9% Series First Mortgage Bonds due 2002 and $13.3 million of 8.7% Series First Mortgage Bonds due 2022. These bonds were redeemed with internally generated funds.

(Entergy Louisiana)

      On April 29, 1999, Entergy Louisiana redeemed, prior to maturity, $122.6 million of 7.74% Series First Mortgage Bonds due 2002. Proceeds from the issuance on March 30, 1999 of $75 million of 5.80% Series First Mortgage Bonds due 2002 and internally generated funds were used for this redemption.


NOTE 5.  RETAINED EARNINGS (Entergy Corporation)

      On January 29, 1999, Entergy Corporation's Board of Directors declared a common stock dividend of $.30 per share, payable on March 1, 1999, to holders of record on February 10, 1999. On April 14, 1999, Entergy Corporation's Board of Directors declared a common stock dividend of $.30 per share, payable on June 1, 1999, to holders of record on May 12, 1999.


NOTE 6.   BUSINESS SEGMENT INFORMATION  (Entergy Corporation)

      See Note 14 to the financial statements in the Form 10-K for information regarding Entergy's adoption of SFAS 131 and its operating segments. Entergy's segment financial information for the first quarter of 1999 and 1998 is as follows (in thousands):

                                Domestic
                                Utility      Power
                               and System  Marketing     Entergy
                                 Energy   and Trading*   London*   CitiPower*    All Other* Eliminations    Consolidated
1999
Operating Revenues             $1,286,703     $344,438    $     -   $        -      $12,096       ($3,315)     $1,639,922
                               ------------------------------------------------------------------------------------------
Operating Expenses:
  Fuel & gas purch. for resale    344,597       58,376          -            -            -             -         402,973
  Purchased power                  81,348      294,313          -            -            -        (1,862)        373,799
  Nuclear refueling outages        19,685            -          -            -            -             -          19,685
  Other operation & maint.        318,026       14,009          -            -       37,762        (2,165)        367,632
  Deprec, amort. & decomm.        192,158        1,123          -            -        3,761             -         197,042
  Taxes other than income          82,296          184          -            -          588             -          83,068
  Other regulatory credits        (16,125)           -          -            -            -             -         (16,125)
  Amort. of rate deferrals          8,413            -          -            -            -             -           8,413
                               ------------------------------------------------------------------------------------------
     Total oper. expenses       1,030,398      368,005          -            -       42,111        (4,027)      1,436,487
                               ------------------------------------------------------------------------------------------
Operating Income                  256,305      (23,567)         -            -      (30,015)          712         203,435
Other Income (Deductions)          11,113        1,267          -            -       34,445          (879)         45,946
Interest Charges                  125,248          (64)         -            -        6,285          (167)        131,302
                               ------------------------------------------------------------------------------------------
Income Before Income Taxes        142,170      (22,236)         -            -       (1,855)            -         118,079
Income Taxes                       59,594       (8,223)         -            -       (6,198)            -          45,173
                               ------------------------------------------------------------------------------------------
Net Income (Loss)                 $82,576     ($14,013)  $      -       $    -       $4,343     $       -         $72,906
                               ==========================================================================================
1998
Operating Revenues             $1,381,046     $268,416   $550,790      $71,730      $45,332       ($4,222)     $2,313,092
                               ------------------------------------------------------------------------------------------
Operating Expenses:
  Fuel & gas purch. for resale    340,261        8,702          -            -            -             -         348,963
  Purchased power                 137,349      251,246    366,896       26,387            -        (3,204)        778,674
  Nuclear refueling outages        22,674            -          -            -            -             -          22,674
  Other operation & maint.        317,650        7,075     94,186        9,150       57,090        (1,463)        483,688
  Deprec, amort. & decomm.        193,889        1,250     33,745        7,411       16,163             -         252,458
  Taxes other than income          87,098          205          -        7,780          711             -          95,794
  Other regulatory credits        (34,766)           -          -            -            -             -         (34,766)
  Amort. of rate deferrals         80,100            -          -            -            -             -          80,100
                               ------------------------------------------------------------------------------------------
     Total oper. expenses       1,144,255      268,478    494,827       50,728       73,964        (4,667)      2,027,585
                               ------------------------------------------------------------------------------------------
Operating Income                  236,791          (62)    55,963       21,002      (28,632)          445         285,507
Other Income (Deductions)          18,037        2,144      8,739            9        5,639          (646)         33,922
Interest Charges                  139,037            -     47,574       14,581        9,985          (201)        210,976
                               ------------------------------------------------------------------------------------------
Income Before Income Taxes        115,791        2,082     17,128        6,430      (32,978)            -         108,453
Income Taxes                       51,788          855      5,251          575      (10,070)            -          48,399
                               ------------------------------------------------------------------------------------------
Net Income (Loss)                 $64,003       $1,227    $11,877       $5,855     ($22,908)   $        -         $60,054
                               ==========================================================================================


      Businesses  marked  with  * are referred  to  as  the  "competitive
businesses,"   with  the  exception  of  the  parent   company,   Entergy
Corporation,   which  is  also  included  in  the  "All  Other"   column.
Reconciling items are principally intersegment activity.

NOTE 7.   SUBSEQUENT EVENT  (Entergy Corporation and Entergy Gulf States)

      In April 1999, during a scheduled refueling outage at River Bend, a higher than expected amount of degradation was found on some nuclear fuel assemblies. The outage will therefore be extended by an estimated six to eight weeks to allow for the design and manufacture of more fuel assemblies than was originally planned. The financial impact of the degradation and the extension of the outage are currently being assessed.


                   __________________________________


      In  the  opinion of Entergy Corporation, Entergy Arkansas,  Entergy
Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans,
and   System  Energy,  the  accompanying  unaudited  condensed  financial statements  contain  all  adjustments  (consisting  primarily  of  normal recurring  accruals  and  reclassifying previously  reported  amounts  to conform to current classifications) necessary for a fair statement of the results for the interim periods presented.  However, the business of  the domestic  utility  companies and System Energy  is  subject  to  seasonal fluctuations  with the peak periods occurring during the  third  quarter.
The  results for the interim periods presented should not be  used  as  a basis for estimating results of operations for a full year.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                       PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     See "PART I, Item 1, Other Regulation and Litigation" in the Form 10-
K for a discussion of legal proceedings affecting Entergy. Set forth below are updates to the information contained in the Form 10-K.

Cajun - Coal Contracts  (Entergy Corporation and Entergy Gulf States)

      See "Cajun - Coal Contracts" in Note 9 of the Form 10-K for information relating to the declaratory judgment actions filed by Entergy
Gulf States and the counterclaims filed by the defendants.  See "Cajun  -
Coal Contracts" in Note 1 herein for developments that have occurred since the filing of the Form 10-K.

Catalyst Technologies, Inc.  (Entergy Corporation)

     See "Catalyst Technologies, Inc." in Item 1 of Part I of the Form 10-
K for information relating to the lawsuit filed by Catalyst Technologies, Inc. This proceeding was dismissed in March 1999 in accordance with the settlement agreement discussed in the Form 10-K.

Ratepayer Lawsuits  (Entergy Corporation, Entergy Louisiana, and  Entergy
New Orleans)

      See "Ratepayer Lawsuits" in Item 1 of Part I of the Form 10-K for a
discussion of the lawsuits filed by ratepayers in Louisiana state  courts
in  Orleans and East Baton Rouge Parishes, and with the LPSC.   In  April
1999,  a  group  of  ratepayers  filed a complaint  against  Entergy  New
Orleans,  Entergy  Corporation, Entergy Services, and  Entergy  Power  in
state  court  in Orleans Parish purportedly on behalf of all Entergy  New
Orleans ratepayers.  The plaintiffs allege that the fuel costs passed  by
Entergy New Orleans to customers through its fuel adjustment clause  were
improper.   The  plaintiffs seek, among other things,  a  refund  of  the amounts  allegedly  charged  in excess of  the  proper  fuel  adjustment.
Entergy New Orleans plans to defend itself vigorously in the lawsuit.

Fiber  Optic  Cable Litigation  (Entergy Corporation, Entergy  Gulf
States)

      See "Fiber Optic Cable Litigation" in Item 1 of Part 1 of the Form
10-K  for  information  relating to the lawsuit  filed  by  a  group  of property  owners  against  Entergy  Corporation,  Entergy  Gulf  States,
Entergy  Services,  and ETHC in state court in Jefferson  County,  Texas purportedly  on  behalf  of all property owners throughout  the  Entergy
service  area  who  have  conveyed easements  to  the  defendants.   The
defendants  have  dismissed  the  petition  in  state  court,  and   the
plaintiffs  have  commenced an identical lawsuit in  the  United  States
District  Court  in  Beaumont, Texas.  Entergy is  vigorously  defending itself  in  the lawsuit, and believes that any damages suffered  by  the plaintiff landowners are negligible and that there is no basis  for  the claim seeking a share of profits.

Franchise Service Area Litigation  (Entergy Gulf States)

      See "Franchise Service Area Litigation" in Item 1 of Part 1 of  the
Form 10-K for information relating to the request filed by Beaumont Power and  Light  Company  (BP&L)  with the PUCT to  obtain  a  certificate  of convenience and necessity for those portions of Jefferson County  outside the boundaries of any municipality for which Entergy Gulf States provides retail electric service.  In March 1999 in a similar proceeding involving
Corpus  Christi Power & Light Company (CCP&L), the ALJ issued an  interim order  finding  that  CCP&L has not demonstrated  that  it  is  a  public utility.  The ALJ also recommended that the case be abated until  October
1999   to  allow  CCP&L  to  file  additional  testimony  regarding   its
application.  The PUCT's General Counsel and CCP&L have filed appeals  of the  interim  order, and the appeal was heard by the PUCT in  late  April
1999.

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

Environmental Matters  (Entergy Louisiana and Entergy New Orleans)

      Entergy New Orleans is currently involved in the stabilization  and
abatement  of  asbestos  containing  material  at  the  A.  B.   Paterson
Generating  Plant,  located  in  New  Orleans,  Louisiana.   Entergy  has
notified the Louisiana Department of Environmental Quality of its  intent to repair and remove insulation and machinery gaskets.  On-site abatement of  gaskets  and insulating material is scheduled to be completed  during the  third quarter of 1999.  The cost incurred through March 31, 1999  is approximately $0.6 million, and future costs are not expected  to  exceed the existing provision of approximately $1.3 million.

      During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. As a result, a remaining recorded liability in the amount of $5.4 million for Entergy Louisiana and $500,000 for Entergy New Orleans existed at March 31, 1999 for wastewater upgrades and closures. Completion of this work is awaiting the LDEQ's approval.

Ice Storm Litigation  (Entergy Corporation and Entergy Gulf States)

      In  January 1997, a group of Entergy Gulf States customers in Texas filed  a  lawsuit against Entergy Corporation, Entergy Gulf  States,  and other  Entergy  subsidiaries in state court in  Jefferson  County,  Texas purportedly on behalf of all Entergy Gulf States customers in  Texas  who sustained outages in a January 1997 ice storm.  The lawsuit alleges  that
Entergy  failed  to properly maintain its electrical distribution  system and respond to the ice storm.  The district court certified the class  in
April  1999.   Entergy  will  appeal the  class   certification,  and  is
vigorously defending itself in the lawsuit.  Entergy  believes  that  the lawsuit  is  without  merit.  A similar lawsuit  was  filed  in Louisiana in 1997, in which class certification was denied.

Item 5.  Other Information

Earnings   Ratios   (Entergy  Arkansas,  Entergy  Gulf  States,   Entergy
Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation
S-K of the SEC as follows:


                         Ratios of Earnings to Fixed Charges
                                 Twelve Months Ended
                                  December 31,           March 31,
                       1994  1995  1996   1997    1998      1999

 Entergy Arkansas      2.32  2.56  2.93   2.54    2.63      2.69
 Entergy Gulf States   (b)-  1.86  1.47   1.42    1.40      1.40
 Entergy Louisiana     2.91  3.18  3.16   2.74    3.18      3.31
 Entergy Mississippi   2.12  2.92  3.40   2.98    3.04      3.01
 Entergy New Orleans   1.91  3.93  3.51   2.70    2.59      2.51
 System Energy         1.23  2.07  2.21   2.31    2.52      2.02


                            Ratios of Earnings to Combined Fixed
                                          Charges
                                   and Preferred Dividends
                                    Twelve Months Ended
                                     December 31,            March 31,
                          1994  1995  1996   1997    1998      1999

 Entergy Arkansas         1.97  2.12  2.44   2.24    2.28      2.36
 Entergy Gulf States (a)  (b)-  1.54  1.19   1.23    1.20      1.20
 Entergy Louisiana        2.43  2.60  2.64   2.36    2.75      2.88
 Entergy Mississippi      1.81  2.51  2.95   2.69    2.73      2.69
 Entergy New Orleans      1.73  3.56  3.22   2.44    2.36      2.27

(a) "Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock.

(b)   Earnings for the year ended December 31, 1994, for  Entergy
      Gulf  States  were not adequate to cover fixed charges  and combined  fixed charges and preferred dividends  by  $144.8 million and $197.1 million, respectively.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

**   4(a) -   Fifty-third Supplemental Indenture, dated as of March  1,
              1999,  to Entergy Louisiana's Mortgage and Deed of Trust,
              dated  as  of April 1, 1944 (filed as Exhibit  A-2(b)  to
              Rule  24 Certificate dated April 9, 1999 in File No.  70-
              9141).

     4(b)     Fifty-eighth Supplemental Indenture, dated  as  of  March
              15,  1999, to Entergy Gulf States' Modifying and Amending
              Indenture of Mortgage, dated September 1, 1926.

     27(a) -  Financial  Data  Schedule  for  Entergy  Corporation  and
              Subsidiaries as of March 31, 1999.

     27(b) -  Financial Data Schedule for Entergy Arkansas as of  March
              31, 1999.

     27(c) -  Financial  Data Schedule for Entergy Gulf  States  as  of
              March 31, 1999.

     27(d) -  Financial Data Schedule for Entergy Louisiana as of March
              31, 1999.

     27(e) -  Financial  Data  Schedule for Entergy Mississippi  as  of
              March 31, 1999.

     27(f) -  Financial  Data Schedule for Entergy New  Orleans  as  of
              March 31, 1999.

     27(g) -  Financial Data Schedule for System Energy as of March 31,
              1999.

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

     99(f) -  System  Energy's  Computation of Ratios  of  Earnings  to
              Fixed Charges, as defined.

**   99(h) -  Annual  Reports  on  Form  10-K of  Entergy  Corporation,
              Entergy Arkansas, Entergy Gulf States, Entergy Louisiana,
              Entergy  Mississippi,  Entergy New  Orleans,  and  System
              Energy  for  the  fiscal year ended  December  31,  1998,
              portions of which are incorporated herein by reference as
              described elsewhere in this document (filed with the  SEC
              in  File Nos. 1-11299, 1-10764, 1-2703, 1-8474, 0-320, 0-
              5807, and 1-9067, respectively).
___________________________

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Entergy Corporation agrees to furnish to the Commission upon request any instrument with respect to long-term debt that is not registered or listed herein as an Exhibit because the total amount of securities authorized under such agreement does not exceed ten percent of Entergy Corporation and its subsidiaries on a consolidated basis.

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended March 31, 1999, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form
     10-Q for the quarter ended March 31, 1999.

**   Incorporated herein by reference as indicated.


     (b)   Reports on Form 8-K

     Entergy Corporation and Entergy Gulf States

           A  Current  Report  on Form 8-K, dated  December  30,
           1998, was filed with the SEC on January 7, 1999, reporting information under Item 5. "Other Events".


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


Date:  May 13, 1999







