Form 10-Q
period 1999-06-30
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC
filed 1999-08-13
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

_____________________________________________________________________
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q


(Mark One)
  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1999

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

Yes     X      No

Common Stock Outstanding                Outstanding at July 31, 1999
Entergy Corporation      ($0.01 par value)      246,833,959

      This combined Quarterly Report on Form 10-Q is separately filed by Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 1998, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, filed by the individual registrants with the SEC, and should be read in conjunction therewith.


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

                  ENTERGY CORPORATION AND SUBSIDIARIES
                 INDEX TO QUARTERLY REPORT ON FORM 10-Q
                              June 30, 1999

                                                        Page Number

Definitions                                                 1
Management's Financial Discussion and Analysis -
  Liquidity and Capital Resources                           3
Management's Financial Discussion and Analysis -
  Significant Factors and Known Trends                      7
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations                                 11
     Consolidated Statements of Income and
       Comprehensive Income                                17
     Consolidated Statements of Cash Flows                 18
     Consolidated Balance Sheets                           20
     Selected Operating Results                            22
  Entergy Arkansas, Inc.:
     Results of Operations                                 23
     Income Statements                                     26
     Statements of Cash Flows                              27
     Balance Sheets                                        28
     Selected Operating Results                            30
  Entergy Gulf States, Inc.:
     Results of Operations                                 31
     Income Statements                                     35
     Statements of Cash Flows                              37
     Balance Sheets                                        38
     Selected Operating Results                            40
  Entergy Louisiana, Inc.:
     Results of Operations                                 41
     Income Statements                                     43
     Statements of Cash Flows                              45
     Balance Sheets                                        46
     Selected Operating Results                            48
  Entergy Mississippi, Inc.:
     Results of Operations                                 49
     Income Statements                                     51
     Statements of Cash Flows                              53
     Balance Sheets                                        54
     Selected Operating Results                            56
  Entergy New Orleans, Inc.:
     Results of Operations                                 57
     Income Statements                                     59
     Statements of Cash Flows                              61
     Balance Sheets                                        62
     Selected Operating Results                            64
  System Energy Resources, Inc.:
     Results of Operations                                 65
     Income Statements                                     67
     Statements of Cash Flows                              69
     Balance Sheets                                        70
Notes to Financial Statements for Entergy Corporation
  and Subsidiaries                                         72
Part II:
  Item 1.  Legal Proceedings                               81
  Item 4.  Submission of Matters to a Vote of
             Security Holders                              83
  Item 5.  Other Information                               85
  Item 6.  Exhibits and Reports on Form 8-K                86
Signature                                                  88

                             DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

AFUDC                    Allowance for Funds Used During Construction
ALJ                      Administrative Law Judge
ANO                      Arkansas Nuclear One Plant
ANO 1                    Unit No. 1 of ANO
ANO 2                    Unit No. 2 of ANO
APSC                     Arkansas Public Service Commission
Board                    Board of Directors of Entergy Corporation
Cajun                    Cajun Electric Power Cooperative, Inc.
Capital Funds Agreement  Agreement,  dated as of June  21,  1974,  as amended,  between System Energy and  Entergy
                         Corporation, and the assignments thereof
CitiPower                CitiPower  Pty.,  an  electric  distribution
                         company  serving  Melbourne,  Australia  and
                         surrounding  suburbs, which was acquired  by
                         Entergy  effective January 5, 1996  and  was
                         sold effective December 31, 1998.
Council                  Council   of   the  City  of  New   Orleans,
                         Louisiana
domestic utility
 companies               Entergy   Arkansas,  Entergy  Gulf   States,
                         Entergy Louisiana, Entergy Mississippi,  and
                         Entergy New Orleans, collectively
EPA                      U.S. Environmental Protection Agency
ETHC                     Entergy Technology Holding Company
EWG                      Exempt wholesale generator under PUHCA
Entergy                  Entergy  Corporation and its various  direct
                         and indirect subsidiaries
Entergy Arkansas         Entergy    Arkansas,   Inc.,   an   Arkansas
                         corporation
Entergy Corporation      Entergy Corporation, a Delaware corporation
Entergy Gulf States      Entergy   Gulf   States,   Inc.,   a   Texas
                         corporation    (including    wholly    owned
                         subsidiaries  - Varibus Corporation,  GSG&T,
                         Inc.,  Prudential  Oil  &  Gas,  Inc.,   and
                         Southern Gulf Railway Company)
Entergy London           Entergy  London  Investments  plc,  formerly
                         Entergy  Power UK plc (including its  wholly
                         owned subsidiary, London Electricity)
Entergy Louisiana        Entergy   Louisiana,   Inc.,   a   Louisiana
                         corporation
Entergy Mississippi      Entergy  Mississippi,  Inc.,  a  Mississippi
                         corporation
Entergy New Orleans      Entergy   New  Orleans,  Inc.,  a  Louisiana
                         corporation
FERC                     Federal Energy Regulatory Commission
FUCO                     an   exempt  foreign utility  company  under
                         PUHCA
Form 10-K                The  combined Annual Report on Form 10-K for
                         the year ended December 31, 1998 of Entergy,
                         Entergy   Arkansas,  Entergy  Gulf   States,
                         Entergy   Louisiana,  Entergy   Mississippi,
                         Entergy New Orleans, and System Energy
Grand Gulf 1             Unit No. 1 (nuclear) of the Grand Gulf Plant
Independence             Independence Steam Electric Station  (coal),
                         owned  16%  by  Entergy  Arkansas,  25%   by
                         Entergy  Mississippi,  and  11%  by  Entergy
                         Power, Inc.
LPSC                     Louisiana Public Service Commission
London Electricity       London  Electricity plc, a regional electric
                         company  serving London, England, which  was
                         acquired  by  Entergy effective February  1,
                         1997  and  was  sold effective  December  4,
                         1998.
MPSC                     Mississippi Public Service Commission
MW                       Megawatt(s)
NRC                      Nuclear Regulatory Commission
Owner Participant        A  corporation that, in connection with  the
                         Waterford 3 sale and leaseback transactions,
                         has  acquired  a beneficial  interest  in  a
                         trust,  the  Owner Trustee of which  is  the
                         owner  and lessor of undivided interests  in
                         Waterford 3
Owner Trustee            Each institution and/or individual acting as
                         Owner  Trustee under a trust agreement  with
                         an  Owner Participant in connection with the
                         Waterford 3 sale and leaseback transactions
PUCT                     Public Utility Commission of Texas
PUHCA                    Public Utility Holding Company Act of  1935,
                         as amended
River Bend               River  Bend Nuclear Plant, owned by  Entergy
                         Gulf States
SEC                      Securities and Exchange Commission
SFAS                     Statement  of Financial Accounting Standards
                         as  promulgated by the Financial  Accounting
                         Standards Board
System Energy            System  Energy Resources, Inc., an  Arkansas
                         corporation
UK                       The  United  Kingdom of  Great  Britain  and
                         Northern Ireland
Waterford 3              Unit No. 3 (nuclear) of the Waterford Plant

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operations

      Net cash flow from operations for Entergy Corporation, the domestic utility companies, and System Energy for the six months ended June 30, 1999 and 1998 was as follows:


                              Six Months Ended     Six Months Ended
    Company                    June 30, 1999        June 30, 1998
                                         (In Millions)

    Entergy Corporation            $ 555.6              $653.3
    Entergy Arkansas               $ 102.6              $ 95.3
    Entergy Gulf States            $  81.8              $161.7
    Entergy Louisiana              $ 139.0              $128.7
    Entergy Mississippi            $  34.9              $ 73.3
    Entergy New Orleans            $  19.8              $  6.3
    System Energy                  $ 201.8              $ 93.2

      Entergy's consolidated cash flow from operations decreased compared to 1998 principally due to the completion of rate phase-in plans and adverse rate activity at certain of the domestic utility companies, and an increase in cash used by competitive businesses.

      Rate phase-in plans contributed to cash flow from operations in 1998. Under these plans, revenues collected exceed the cash cost of expenses. These plans positively impacted cash flow from operations, but had no net income effect because the higher revenues were offset by the amortization of previously deferred costs. During 1998 the following phase-in plans were completed:

     o Entergy Gulf States' Louisiana retail phase-in plan for River Bend in February;
     o Entergy Mississippi's phase-in plan for Grand Gulf 1 in September; and
     o Entergy Arkansas' phase-in plan for Grand Gulf 1 in November.

     The operating cash flow used by competitive businesses was $60.6 million for the six months ended June 30, 1999. For the six months ended June 30, 1998, the competitive businesses provided $155.9 million to operating cash flow. This change was principally due to:

     o the sales of London Electricity and CitiPower in December 1998, which had provided positive operating cash flow in 1998 but contributed no operating cash flow in 1999; and
     o a net loss for the power marketing and trading business in 1999 compared to net income in 1998, which caused this business to use operating cash flow in 1999 whereas it provided operating cash flow in 1998.

The   increase  in  operating  cash  flow  used  by  the  competitive businesses was partially offset by:

     o the sales of Efficient Solutions, Inc. in September 1998 and Entergy Security, Inc. in January 1999, which had used operating cash flow in 1998 and used none in 1999; and
     o positive operating cash flow contributed by the global power development business, which had used operating cash flow in 1998.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


Investing Activities

      Net cash used in investing activities decreased compared to the six months ended June 30, 1998 principally due to the sales of Entergy Security, Inc. in January 1999 and Entergy Power Edesur Holding, LTD, TeleCorp Holding Corporation, Inc., Entergy Hyperion Telecommunications of Mississippi, LLC, Entergy Hyperion Telecommunications of Louisiana, LLC, and Entergy Hyperion Telecommunications of Arkansas, LLC in June 1999.

Financing Activities

     Net cash used in financing activities increased compared to 1998 principally due to:

     o the redemption of preferred stock in 1999 at Entergy Gulf States and Entergy Louisiana; and
     o the repayment of a line of credit by Entergy Corporation and ETHC with a portion of the proceeds from the sale of Entergy Security, Inc.

      These uses were partially offset by borrowings under the credit facilities associated with the construction of the Saltend and Damhead Creek power plants by Entergy's global power development business and a reduction in the amount of debt retirements at Entergy Arkansas.

Capital Resources

     Entergy requires capital resources for:

     o    construction and other capital expenditures;
     o    debt and preferred stock maturities;
     o    capital investments;
     o    funding of subsidiaries; and
     o    dividend and interest payments.

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

      During the six months ended June 30, 1999, cash from operations and cash on hand met substantially all investing and financing requirements of the domestic utility companies and System Energy. During this period Entergy Corporation received dividend payments totaling $81.7 million from the domestic utility companies and System Energy.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


      As of June 30, 1999, Entergy had committed short-term credit facilities in the amount of $550 million, of which $440 million was unused. The status of Entergy's short-term credit facilities is as follows:

     o At June 30, 1999, Entergy Corporation had $60 million of borrowings outstanding under a $250 million bank credit facility that expires in September 1999.
     o Entergy Corporation had no borrowings outstanding and ETHC had $50 million of borrowings outstanding under a joint $50 million bank line of credit at June 30, 1999. This line had been reduced from $100 million in June 1999 and was terminated on July 6, 1999. Proceeds from the June 1999 sales of TeleCorp Holding Corporation, Inc., Entergy Hyperion Telecommunications of Mississippi, LLC, Entergy Hyperion Telecommunications of Louisiana, LLC, and Entergy Hyperion Telecommunications of Arkansas, LLC were used to repay the borrowings outstanding under this line.
     o The external credit lines of the domestic utility companies expired on May 31, 1999 and were not renewed.
     o Entergy's global power development business entered into a $250 million bank credit facility in March 1999 that will expire on August 25, 1999, but had no borrowings outstanding under this facility as of June 30, 1999. The commitment fee for this facility is currently .15% of the undrawn amount.

     In November 1996, SEC authorization was received by the domestic utility companies to increase their short-term borrowing limits to amounts totaling $1.3 billion. This included a total short-term borrowing limit for the domestic utility companies of $1.078 billion. This authorization is effective through November 30, 2001. As of June 30, 1999, only Entergy Mississippi had borrowings outstanding from the money pool, in the amount of $21 million. The money pool is an inter-company borrowing arrangement designed to reduce the
domestic   utility  companies'  dependence  on  external   short-term
borrowings.

      All securities issuances by Entergy, the domestic utility companies, and System Energy are subject to regulatory approval. Preferred stock and debt issuances are subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. The domestic utility companies may also establish special purpose trusts or limited partnerships as financing subsidiaries for the purpose of issuing quarterly income preferred securities.

      Management expects that the domestic utility companies and System Energy will continue to refinance or redeem higher cost debt and preferred stock prior to maturity to the extent market conditions and interest and dividend rates are favorable.

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

      On July 13, 1999, Entergy's non-utility nuclear power business acquired from Boston Edison Company (BECO) the 670 MW Pilgrim Nuclear Station located in Plymouth, Massachusetts. The acquisition included the plant, real estate, materials and supplies, and nuclear fuel, for a purchase price of $81 million. As part of the Pilgrim purchase, BECO has funded a $471 million decommissioning trust fund. The purchase price was funded with proceeds from the sales of non-regulated businesses. Further discussion of this acquisition can be found in "Part I, Item 1, Other Businesses" in the Form 10-K.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


      Entergy's ability to invest in domestic and foreign generation businesses is subject to the SEC's regulations under PUHCA. Absent SEC approval, these regulations limit the aggregate amount that Entergy, but not its non-regulated FUCO and EWG subsidiaries, may invest in domestic and foreign utility businesses to an amount equal to 50% of consolidated retained earnings at the time an investment is made. Due to the sale of electric distribution businesses in the UK and Australia in 1998, Entergy's FUCO and EWG subsidiaries have the ability to make significant additional investments in domestic and foreign generation businesses.

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

      In the six months ended June 30, 1999, Entergy Corporation paid $144.1 million in cash dividends on its common stock. Declarations of dividends on Entergy's common stock are made at the discretion of the Board. The Board evaluates the level of Entergy common stock dividends based upon Entergy's earnings and financial strength.
Dividend restrictions are discussed in Note 8 to the financial statements in the Form 10-K.

     In October 1998, the Board approved a plan for the repurchase of Entergy common stock through December 31, 2001 to fulfill the requirements of various compensation and benefit plans. The stock repurchase plan provides for purchases in the open market of up to 5 million shares for an aggregate consideration of up to $250 million. In addition, on July 30, 1999, the Board approved the commitment of up to $750 million in funds towards the repurchase of Entergy common stock. These purchases will be made on a discretionary basis, utilizing internal funds. See Note 3 to the financial statements for stock repurchases and issuances made during the six months ended June 30, 1999.

      See Note 4 to the financial statements in this report for a discussion of Entergy's recent long-term debt activity. See Notes 4, 5, 6, 7, 9 and 10 to the financial statements in the Form 10-K for additional information on Entergy's and its subsidiaries' capital and refinancing requirements in 1999-2003.

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

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


       See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K, including "Domestic Competition - Regulatory and Legislative Activity - Transition-to-Competition Filings", "Industrial and Commercial Customers", and "Other Electric Utility Trends" for a discussion of the increasing competitive pressures facing Entergy and the electric utility industry. See also "Market Risks" in the Form 10-K for a discussion of other significant issues affecting Entergy. Set forth below are recent updates to the information contained in the Form 10-K under the other headings contained therein.

      Several significant events have affected and will continue to affect Entergy's results of operations. During the past twelve months, Entergy sold its interests in London Electricity, CitiPower, Efficient Solutions, Inc., and most of its telecommunications businesses, producing significant cash receipts which are non-
recurring. Entergy's power marketing and trading activities have increased operating revenues and expenses during the three and six months ended June 30, 1999. For more information see Note 6 to the financial statements included in this report. In addition, on July 30, 1999, the Board approved the commitment of up to $750 million in funds towards the repurchase of Entergy common stock. These purchases will be made on a discretionary basis, utilizing internal funds. Finally, the domestic operating companies have been and will continue to be subject to regulatory proceedings relating to several issues, including but not limited to their transition to competition, rate recovery, and accounting matters, some or all of which impact their results of operations negatively. All of these factors affect Entergy's competitive businesses and domestic utility companies and will affect Entergy's results of operations in the future.

Domestic Competition

Regulatory and Legislative Activity

Open Access

     In April 1999, Entergy filed a proposal seeking guidance from FERC regarding the formation of a separate, independent transmission company (Transco), which would own, operate, control, and maintain transmission assets. Transco member companies, which could include companies other than Entergy or its subsidiaries, would receive passive ownership, but no voting rights. The transmission assets and related employees of the domestic utility companies would be transferred to the Transco.

     In 1999, FERC issued an order in response to Entergy's proposal. FERC concluded that passive ownership of a Transco by a generating company or other market participant could meet FERC's current independence and governance requirements provided the Transco is structured to address certain issues and concerns raised by FERC. The issues and concerns identified by FERC relate to the Transco board selection process, the Transco board's fiduciary obligations to the member companies, the ability of Transco to raise additional capital, and restrictions on transactions between the Transco and the member companies. Management expects to make additional filings with federal, state, and local regulatory authorities addressing these and other issues and seeking necessary approvals for the formation of the Transco. If approved, the Transco would likely not become operational until 2001 or 2002, depending upon the timing of such regulatory approvals.

Legislative Activity

     In April 1999, the governor of Arkansas signed into law a restructuring bill passed by the Arkansas Legislature. The law provides for retail open access by electric utilities on January 1, 2002. The APSC may delay implementation of retail open access, but not beyond June 30, 2003. The new law provides for the opportunity for recovery of stranded costs pursuant to a review and approval by the APSC, and for securitization of the allowed stranded costs. The law also requires Entergy Arkansas and other utilities to make filings separating (unbundling) their costs into generation, transmission, and distribution functions. Entergy Arkansas' filing must be made by January 1, 2000. Utilities that own transmission facilities must subject them to operation by an independent transmission organization.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS

     In June 1999, the governor of Texas signed into law a restructuring bill passed by the Texas Legislature. The law provides for retail open access by most electric utilities on January 1, 2002, market power mitigation measures, the opportunity for stranded cost recovery, and securitization of regulatory assets and stranded costs. The law also requires unbundling of the generation, transmission and distribution, and retail provider functions, and requires filing of the utilities' plans to unbundle functions by January 10, 2000. The market power mitigation measures include a limit on the ownership of generation assets by a power generation company within a specified region. It is uncertain what the implications of this limit will be for Entergy Gulf States or the Entergy system generally. However, it is possible that the legislation could result in Entergy Gulf States having to use mitigation measures including divesting some of its generation assets, should it be determined that it has generation market power. The law also requires affected utilities to sell at auction, at least 60 days before January 1, 2002, entitlements to at least 15% of their Texas jurisdictional installed generation capacity. The obligation to auction capacity continues for up to 60 months after January 1, 2002. Pursuant to the law, utilities that own transmission facilities must subject them to operational control by an independent transmission organization. The PUCT and various participants in the industry are currently in the process of implementing the legislation through various rulemaking and other proceedings.

Regulatory Activity

     The LPSC has directed its staff to develop a Louisiana-specific competition plan by January 1, 2001 for its consideration. Through mid-2000, the LPSC staff will convene technical conferences and study various potential effects of retail competition. No specific date has been targeted for the start of competition, should it be decided that competition in Louisiana is in the public interest.

      See Note 2 to the financial statements in the Form 10-K for information regarding the Revised Proposed Transition Plan (the Plan) issued by the MPSC in June 1998. The MPSC continues to hold periodic hearings and request informational filings regarding various potential effects of retail competition. Enabling legislation necessary to implement the Plan cannot be considered until the next session of the Mississippi Legislature, which is scheduled to begin in January 2000.

State and Local Regulation

      As discussed in Note 2 to the financial statements in the Form 10-K, the PUCT had issued for comment proposed "Code of Conduct" rules governing transactions between utilities and their affiliates. In June 1999, the PUCT withdrew its proposed rules, and is expected to propose new rules in August 1999. The new rules are expected to implement the requirement of the new Texas retail open access law that the PUCT adopt a code of conduct to ensure that, during the transition to and after the introduction of retail competition, utilities do not give an impermissible advantage to competitive affiliates. The PUCT currently plans to adopt final rules by the fall of 1999. Management cannot predict what form the adopted rules will have and, therefore, what their impact will be.

      Entergy Mississippi implemented a $13.3 million rate reduction effective May 1999 based on its annual performance-based formula rate plan filing for the 1998 test year. In June 1999, Entergy
Mississippi revised its filing resulting in an additional rate reduction of approximately $1.5 million, effective July 1999. Entergy Louisiana submitted its fourth annual performance-based formula rate plan filing for the 1998 test year in April 1999, which indicated that Entergy Louisiana would implement a $20.7 million base rate reduction effective August 1999. Based on Entergy Louisiana's filing and on subsequent comments filed by Entergy Louisiana, the LPSC staff, and other parties, Entergy Louisiana expects to implement a rate reduction of approximately $15.0 million, effective August 1, 1999. Entergy Louisiana's filing will then be subject to further review by the LPSC, which may result in an additional change in rates. No procedural schedule has been established by the LPSC.

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

      As discussed above, definitive outcomes have not yet been determined regarding the transition to competition filings in Entergy's jurisdictions; therefore, the regulated operations of the domestic utility companies and System Energy continue to apply SFAS
71. Arkansas and Texas have enacted retail open access laws, but the laws do not provide sufficient detail to determine definitively how Entergy Arkansas' and Entergy Gulf States' regulated operations will be affected. The laws provide for the recovery of stranded costs subsequent to a process of review and approval by the APSC or PUCT. Until such a review is concluded, it is anticipated that both Entergy Arkansas and Entergy Gulf States will continue to apply SFAS 71. Discontinuation of the application of SFAS 71 by the domestic utility companies and System Energy could have a material adverse impact on Entergy's financial statements. The application of SFAS 71 is discussed more thoroughly in Note 1 to the financial statements in the Form 10-K.

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

      Management has completed its inventory of IT and non-IT assets, identified systems and equipment that could be affected by the millennium change, and assessed the risk of potential failure for its assets. Management defines services or products as Year 2000 "compliant" when they perform the business, office automation, or process control requirements as designed into the twenty-first century. Management defines an asset as "certified" as Year 2000 compliant after it has been modified, or upgraded if necessary, tested, and deployed in the operating environment. Certification of Entergy's IT and non-IT assets that significantly affect service to customers, and of IT and non-IT assets that do not significantly affect service to customers, but are important to Entergy operations, was complete by the end of the second quarter of 1999.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


      Management has completed an assessment of its vendors that affect Entergy's operations with respect to Year 2000 issues. All vendors have been contacted by letter, and vendors whose failure to provide services would quickly downgrade or suspend Entergy's operations have been interviewed and evaluated for Year 2000 readiness. Entergy's goal is to receive written confirmation of the Year 2000 readiness of these critical vendors. Entergy's contingency plans will include utilization of alternative suppliers and stockpiling of fuel and other supplies. Management will implement Year 2000 contingency plans for vendors throughout 1999.

      Maintenance or modification costs associated with Year 2000 compliance are being expensed as incurred, while the costs of new software are being capitalized and amortized over the software's useful life. Management's current estimate of maintenance and modification costs related to Year 2000 issues which have been or will be incurred between 1998 and mid-2000 is approximately $54 million. Entergy has incurred approximately $44 million of this total through June 1999. These expenses are being funded through operating cash flows. Additionally, total capitalized costs for projects accelerated due to Year 2000 issues are estimated to be $19 million. Entergy has incurred approximately $15 million of this total through June 1999.

      Based  on  the Year 2000 risk determinations of management,  an independent consultant's risk assessment, and the results of certification activities, management has created and is implementing contingency plans throughout 1999 to address Year 2000 issues. Management completed its written contingency plans by the end of June 1999, using the guidelines issued by the Nuclear Energy Institute and the guidelines issued by the North American Electric Reliability Council. The contingency plans address various types of asset failures that could cause disruptions in service, and create specific mitigation strategies to rapidly restore service to customers. For example, to mitigate the risk of loss of generation, Entergy intends to carry more generation reserve than normal within its control area during the hours surrounding midnight, December 31, 1999. Although Entergy is taking steps that it believes will address the Year 2000 issue, this issue presents risks that may not be entirely foreseen and eliminated and which could significantly affect utility operations and financial performance.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three months ended June 30, 1999 compared to the three months ended June 30, 1998, primarily due to a decrease in operating revenues and an increase in income taxes, partially offset by decreases in operating expenses and interest charges, and an increase in other income.

      Net income increased slightly for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, primarily due to decreases in operating expenses and interest charges and an increase in other income, partially offset by a decrease in operating revenues, and an increase in income taxes.

     Note 6 to the financial statements provides a detailed breakdown of financial information by business segment. Competitive businesses are included in the following segments discussed in Note 6: power marketing and trading, Entergy London, CitiPower, and other. Net income for the three and six months ended June 30, 1998 reflected the results of operations for Entergy London, CitiPower, Efficient Solutions, Inc., Entergy Security, Inc., Entergy Power Edesur Holdings, Entergy Hyperion Telecommunications, and TeleCorp Holding Corporation, Inc. These businesses were sold between late 1998 and mid-1999, and are therefore not included in some or all of 1999's results of operations.

Revenues and Sales

Domestic Utility Companies and System Energy

      The changes in electric operating revenues associated with the domestic utility companies for the three and six months ended June 30, 1999 are as follows:

                                 Three Months Ended   Six Months Ended
Description                      Increase/Decrease)  Increase/(Decrease)
                                               (In Millions)
Base revenues                          $116.1               $82.2
Rate riders                             (43.5)              (83.4)
Fuel cost recovery                       51.3                24.6
Sales volume/weather                     12.7                32.1
Other revenue (including unbilled)       (3.1)                4.2
Sales for resale                        (22.7)              (30.4)
                                       ------               -----
   Total                               $110.8               $29.3
                                       ======               =====

Base revenues

      Base revenues increased $116 million and $82 million for the three and six months ended June 30, 1999, respectively, primarily due to:

     o a $93.6 million reversal of regulatory reserves associated with the accelerated amortization of accounting order deferrals in conjunction with the Texas rate settlement, the net income effect of which is largely offset by the amortization of rate deferrals discussed below; and
     o reserves of $33 million recorded for actual and potential refunds to Louisiana and Texas retail customers during the three and six months ended June 30, 1999 compared to $101 million of reserves recorded during the same periods in 1998 for the anticipated effects of the rate proceedings in Texas.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


     These increases were partially offset by annual base rate reductions at Entergy Gulf States in the Louisiana jurisdiction of $87 million and $18 million implemented in February and August 1998, respectively, and by Texas retail annual base rate reductions of $69 million and $4.2 million implemented in December 1998 and March 1999, respectively.

Rate rider

      Rate rider revenues do not affect net income because they are offset by specific incurred expenses.

      Rate rider revenues decreased $44 million and $83 million for the three and six months ended June 30, 1999, respectively, as a result of a revised Grand Gulf rider. This new rider eliminated revenues attributable to the Grand Gulf phase-in plan, which was completed in November 1998 for Entergy Arkansas and September 1998 for Entergy Mississippi. These decreases were partially offset by the implementation of the Grand Gulf Accelerated Recovery Tariffs at Entergy Arkansas and Entergy Mississippi, which allows these companies to accelerate a portion of the payments of their Grand Gulf purchased power obligations. The tariffs became effective in January 1999 and October 1998, respectively.

Fuel cost recovery

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

      Fuel  cost  recovery  revenues increased $51  million  and  $25
million   for  the  three  and  six  months  ended  June  30,   1999,
respectively, due to:

     o a shift from lower priced nuclear fuel to higher priced gas at Entergy Louisiana due to the nuclear refueling outage at Waterford 3;
     o an increased fuel factor at Entergy Gulf States;
     o a fuel surcharge implemented in Entergy Gulf States' Texas jurisdiction in February 1999;
     o an increase in the energy cost recovery rate effective April
       1999 at Entergy Arkansas; and
     o increased fuel expense resulting from increased generation due to outages in 1998 at Entergy Arkansas.

Sales volume/weather

     Sales volume increased $13 million and $32 million for the three and six months ended June 30, 1999 due to:

     o an increase in usage and the number of customers at Entergy Gulf States, especially in the higher margin residential and commercial sectors; and
     o an increase in usage at Entergy Louisiana.

     Such increases were partially offset by decreased usage in the lower margin industrial customer class at Entergy Gulf States.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Other revenue

     Other revenue for the three and six months ended June 30, 1999 was affected by a change in estimated unbilled revenues of the domestic utility companies. The changed estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment. The net effect of this change was to increase other revenue, although this increase was largely offset by milder weather in 1999. The change in estimate is expected to affect comparisons of quarterly and year-to-date revenue to applicable prior period amounts through the first quarter of 2000. Comparative impacts are also affected by seasonal variations in demand.

Sales for resale

     Sales for resale decreased $23 million and $30 million for the three and six months ended June 30, 1999, respectively, principally due to decreased generation available for sale to non-affiliates because of refueling outages at affiliate plants in 1999.

Competitive Businesses

      Competitive business revenues decreased approximately $296 million and $875 million for the three and six months ended June 30, 1999, respectively. These decreases were primarily due to the sale of Entergy London, CitiPower, and Efficient Solutions, Inc. in 1998.

      These decreases were partially offset by increased sales revenues in the power marketing and trading business. However, the impact on net income from these revenues was more than offset by increased power purchased and fuel and gas purchased for resale as discussed in Expenses and other below, which resulted in a decline in operating income for this business for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998.

Expenses and other

Domestic Utility Companies and System Energy

Fuel and purchased power expenses

      Fuel expenses increased for the three and six months ended June 30, 1999 principally due to:

     o the 1998 completion of a customer refund obligation under the 1997 energy cost recovery agreement at Entergy Arkansas, which lowered 1998 fuel cost recoveries;
     o an increase in the energy cost recovery rate effective April 1999 at Entergy Arkansas; and
     o a shift from lower priced nuclear fuel to higher priced gas due to nuclear outages at Entergy Louisiana.

     Fuel expenses also increased for the three months ended June 30, 1999 due to:

     o an increase in deferred fuel cost recovery in 1999 at Entergy Louisiana as a result of a settlement refund in 1998;
     o a shift to higher cost gas generation due to reduced availability at Nelson 6 and the extended River Bend nuclear refueling outage at Entergy Gulf States; and
     o reduced fuel cost deferrals at Entergy Gulf States as a result of the higher fuel factor and fuel surcharge in the Texas jurisdiction in 1999.

     Fuel expenses also increased for the six months ended June 30, 1999 due to increased generation in 1999 as a result of maintenance and refueling outages in 1998 at Entergy Arkansas.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      Purchased power expenses decreased for the three and six months ended June 30, 1999 principally due to a shift to lower priced generation at Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana.

Other regulatory credits

      Other regulatory credits decreased for the three and six months ended June 30, 1999 primarily due to an increase in regulatory charges at System Energy related to the implementation of the Grand Gulf Accelerated Recovery Tariffs at Entergy Arkansas and Entergy Mississippi. These tariffs allow System Energy to increase its recovery of Grand Gulf 1 plant investment costs. The decrease was also due to a lesser amount of under-recovery of Grand Gulf 1 costs at Entergy Arkansas.

Amortization of rate deferrals

     The amortization of rate deferrals increased for the three months ended June 30, 1999 primarily due to an increase in the rate of amortization of the Texas portion of River Bend accounting order deferrals at Entergy Gulf States through December 2001 as a result of the PUCT's approval of the settlement agreement in June 1999. See
Note 2 for the discussion of this settlement agreement. This increase was partially offset by the expiration of the Grand Gulf 1 rate phase-in plans at Entergy Arkansas and Entergy Mississippi in November and September 1998, respectively.

     The amortization of rate deferrals decreased for the six months ended June 30, 1999 primarily due to the expiration of the Grand Gulf 1 rate phase-in plans at Entergy Arkansas and Entergy Mississippi in November and September 1998, respectively, and the completion of the Louisiana retail rate phase-in plan for River Bend at Entergy Gulf States in February 1998. These decreases were partially offset by increased amortization at Entergy Gulf States due to the PUCT's approval of the settlement agreement in June 1999.

Other income

      Other income increased $10.7 million at the domestic utility companies for the three months ended June 30, 1999 primarily due to:

     o the reversal of the provision for the abeyed River Bend plant costs at Entergy Gulf States, which exceeded the write-down of the plant as the result of the June 1999 PUCT approval of the settlement agreement; and
     o an increase in allowance for equity funds used during construction due to large nuclear projects at Entergy Arkansas and Entergy Louisiana.

Interest charges

      Interest charges increased for the three and six months ended June 30, 1999 due to an adjustment to interest on the potential refund of System Energy's proposed rate increase. See Note 2 for further discussion. This increase was partially offset by a decrease in interest due to the retirement, redemption, or refinancing of certain long-term debt at Entergy Gulf States, Entergy Louisiana, and System Energy for the three and six months ended June 30, 1999 and at Entergy Arkansas for the six months ended June 30, 1999.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Competitive Businesses

Fuel and purchased power expenses

      As compared to the comparable prior year periods, fuel and purchased power expenses increased in the power marketing and trading business by $313 million for the three months ended June 30, 1999 and $405 million for the six months ended June 30, 1999 principally due to increased gas trading volume.

Other operation and maintenance expenses

     Other operation and maintenance expenses decreased for the three and six months ended June 30, 1999 compared to the three and six
months ended June 30, 1998 principally due  to  the   business  sales
previously discussed.  The decrease  was partially   offset   by  the
elimination   of   profits   on intercompany  power  transactions and
an increase for the power marketing and trading business compared to the three and six months ended June 30, 1998. Power marketing and trading increases resulted from higher gas trading volumes and staffing levels and increased risk management and back-office support.

Other income

      Other income increased for the three and six months ended June 30, 1999 due principally to:

     o a $26.7 million ($17 million net of tax) gain on the sale of Entergy Power Edesur Holdings in June 1999;
     o a $12.9 million ($8.0 million net of tax) gain on the sale of Entergy Hyperion Telecommunications in June 1999; and
     o interest income of $35.4 million in 1999 on the proceeds of the sales of Entergy London and CitiPower.

     Other income also increased for the six months ended June 30, 1999 due to:

     o a $12.5 million ($.6 million net of tax) gain on the sale of Entergy Security, Inc. in January 1999; and
     o a $7.6 million ($4.9 million net of tax) adjustment to the final sale price of CitiPower in January 1999.

     These increases are partially offset by the following income recorded in the first quarter of 1998 from an Entergy investment in
Asia:

     o    dividend income of $9.1 million; and
     o    a gain of $1.0 million on the partial sale of the investment.

Interest charges

     Interest on long-term debt was decreased by $63 million and $125 million for the three and six months ended June 30, 1999, respectively, by the retirement of debt associated with the Entergy London and CitiPower businesses.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Income Taxes

      The effective income tax rates for the three months ended June 30, 1999 and 1998 were 29.2% and 23.6%, respectively. The effective income tax rates for the six months ended June 30, 1999 and 1998 were 31.8% and 29.4%, respectively. The effective income tax rate increased primarily due to the recording of a deferred tax benefit in June 1998 related to the expected utilization of capital loss carryforwards, partially offset by the recording of deferred tax benefits in June 1999 related to expected utilization of foreign tax credits.


                     ENTERGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            For the Three and Six Months ended June 30, 1999 and 1998
                                  (Unaudited)


                                                          Three Months Ended          Six Months Ended
                                                         1999         1998           1999         1998
OPERATING REVENUES                                           (In Thousands, Except Per Share Data)
Domestic electric                                      $1,613,136    $1,502,357    $2,851,719   $2,822,409
Natural gas                                                22,149        24,188        59,880       74,613
Steam products                                              7,254        12,125        15,550       20,525
Competitive businesses                                    673,865       970,144     1,029,177    1,904,359
                                                       ----------    ----------    ----------   ----------
TOTAL                                                   2,316,404     2,508,814     3,956,326    4,821,906
                                                       ----------    ----------    ----------   ----------

OPERATING EXPENSES

Operating and Maintenance:
   Fuel, fuel related expenses, and
      gas purchased for resale                            490,871       327,854       893,844      676,817
   Purchased power                                        676,827       808,264     1,050,626    1,586,938
   Nuclear refueling outage expenses                       17,135        21,015        36,820       43,689
   Other operation and maintenance                        400,706       500,505       768,338      984,193
Decommissioning                                            10,758        11,926        23,432       23,949
Taxes other than income taxes                              83,053        90,318       166,121      186,112
Depreciation and amortization                             177,181       233,163       361,549      473,598
Other regulatory credits, net                              (2,845)      (25,017)      (18,970)     (59,783)
Amortization of rate deferrals                             88,767        68,076        97,180      148,176
                                                       ----------    ----------    ----------   ----------
TOTAL OPERATING EXPENSES                                1,942,453     2,036,104     3,378,940    4,063,689
                                                       ----------    ----------    ----------   ----------

OPERATING INCOME                                          373,951       472,710       577,386      758,217
                                                       ----------    ----------    ----------   ----------

OTHER INCOME (DEDUCTIONS)

Allowance for equity funds used during construction         7,348         3,274        12,759        5,623
Gain on sale of assets                                     40,718         3,586        61,301       13,121
Miscellaneous - net                                        30,064        14,622        50,016       36,660
                                                       ----------    ----------    ----------   ----------
TOTAL                                                      78,130        21,482       124,076       55,404
                                                       ----------    ----------    ----------   ----------

INTEREST AND OTHER CHARGES

Interest on long-term debt                                120,164       191,310       242,695      382,886
Other interest - net                                       36,942        14,053        45,483       24,155
Dividends on preferred securities of subsidiaries           4,710         8,950         9,419       20,128
Allowance for borrowed funds used during construction      (5,926)       (2,682)      (10,405)      (4,562)
                                                       ----------    ----------    ----------   ----------
TOTAL                                                     155,890       211,631       287,192      422,607
                                                       ----------    ----------    ----------   ----------

INCOME BEFORE INCOME TAXES                                296,191       282,561       414,270      391,014

Income taxes                                               86,433        66,582       131,606      114,981
                                                       ----------    ----------    ----------   ----------

CONSOLIDATED NET INCOME                                   209,758       215,979       282,664      276,033

Preferred dividend requirements of subsidiaries and others  9,981        11,704        20,706       23,480
                                                       ----------    ----------    ----------   ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                              199,777       204,275       261,958      252,553

OTHER COMPREHENSIVE INCOME

Foreign currency translation adjustment                    (1,337)      (20,541)         (958)      (3,848)
                                                       ----------    ----------    ----------   ----------

COMPREHENSIVE INCOME                                     $198,440      $183,734      $261,000     $248,705
                                                       ==========    ==========    ==========   ==========
Earnings per average common share:
     Basic and diluted                                      $0.81         $0.83         $1.06        $1.03
Dividends declared per common share                         $0.30         $0.45         $0.60        $0.90
      Average number of common shares outstanding:
     Basic                                            246,795,710   246,452,120   246,688,052  246,187,736
     Diluted                                          247,207,417   246,555,555   246,962,310  246,373,335

See Notes to Financial Statements.

                ENTERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          For The Six Months Ended June 30, 1999 and 1998
                              (Unaudited)

                                                                               1999      1998
                                                                                (In Thousands)
OPERATING ACTIVITIES
   Consolidated Net Income                                                    $282,664  $276,033
   Noncash items included in net income:
    Amortization of  rate deferrals                                             97,180   148,176
    Reserve for regulatory adjustments                                          13,344   138,902
    Other regulatory charges                                                   (18,970)  (59,783)
    Depreciation, amortization, and decommissioning                            384,981   497,547
    Deferred income taxes and investment tax credits                          (180,410)  (88,348)
    Allowance for equity funds used during construction                        (12,759)   (5,623)
    Gain on sale of assets                                                     (61,301)  (13,121)
  Changes in working capital (Net of effects from dispositions):
    Receivables                                                               (427,677)  (54,452)
    Fuel inventory                                                             (36,600)    3,868
    Accounts payable                                                           353,302   (38,423)
    Taxes accrued                                                              262,406   134,994
    Interest accrued                                                           (35,306)      590
    Deferred fuel                                                              (18,029)  (81,916)
    Other working capital accounts                                             (86,458)  (35,683)
   Decommissioning trust contributions and realized change in trust assets     (35,738)  (37,674)
  Provision for estimated losses and reserves                                  (24,632) (118,290)
  Changes in other regulatory assets                                           (32,960)  (36,546)
  Other                                                                        132,513    23,084
                                                                             --------- ---------
    Net cash flow provided by operating activities                             555,550   653,335
                                                                             --------- ---------

  INVESTING ACTIVITIES
   Construction/capital expenditures                                          (545,842) (454,309)
   Allowance for equity funds used during construction                          12,759     5,623
   Nuclear fuel purchases                                                      (92,196)  (41,126)
   Proceeds from sale/leaseback of nuclear fuel                                 75,097    37,666
   Proceeds from sale of businesses                                            351,082     2,511
   Investment in other nonregulated/nonutility properties                      (14,406)  (50,844)
   Other                                                                        11,909    (7,360)
                                                                             --------- ---------
    Net cash flow used in investing activities                                (201,597) (507,839)
                                                                             --------- ---------

See Notes to Financial Statements.

                ENTERGY CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
          For The Six Months Ended June 30, 1999 and 1998
                             (Unaudited)

                                                            1999        1998
                                                               (In Thousands)
FINANCING ACTIVITIES
  Proceeds from the issuance of:
    First mortgage bonds                                     74,691     112,556
    G&R mortgage bonds                                      124,192      78,703
    Other long-term debt                                    418,337     201,070
    Common stock                                             11,664      15,228
  Retirement of:
    First mortgage bonds                                   (245,887)   (341,335)
    G&R mortgage bonds                                     (132,412)    (80,000)
    Other long-term debt                                   (229,813)   (125,389)
  Repurchase of common stock                                (14,957)          -
  Redemption of preferred stock                             (76,758)     (6,250)
  Changes in short-term borrowings - net                   (215,500)    186,167
  Dividends paid:
    Preferred stock                                         (21,671)    (23,580)
    Common stock                                           (144,059)   (221,772)
                                                           --------    --------
    Net cash flow used in financing activities             (452,173)   (204,602)
                                                           --------    --------

Effect of exchange rates on cash and cash equivalents          (541)      1,894
                                                           --------    --------

Net decrease in cash and cash equivalents                   (98,761)    (57,212)

Cash and cash equivalents at beginning of period          1,184,495     830,547
                                                         ----------    --------

Cash and cash equivalents at end of period               $1,085,734    $773,335
                                                         ==========    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                   $319,456    $412,674
    Income taxes                                            $50,819     $78,761
  Noncash investing and financing activities:
     Change in unrealized appreciation of
       decommissioning trust assets                         $24,544     $22,854


See Notes to Financial Statements.

                ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                June 30, 1999 and December 31, 1998
                             (Unaudited)

                                                                1999             1998
                        ASSETS                                       (In Thousands)

CURRENT ASSETS
 Cash and cash equivalents:
   Cash                                                          $102,903        $386,764
   Temporary cash investments - at cost,
    which approximates market:
     Other                                                        837,831         797,731
    Special deposits                                              145,000               -
                                                              -----------     -----------
       Total cash and cash equivalents                          1,085,734       1,184,495
                                                              -----------     -----------
Notes receivable                                                  958,779         959,328
Accounts receivable:
  Customer                                                        278,570         280,648
   Allowance for doubtful accounts                                 (7,130)        (10,300)
   Other                                                          500,440         197,362
  Accrued unbilled revenues                                       365,652         245,350
                                                              -----------     -----------
       Total receivables                                        1,137,532         713,060
                                                              -----------     -----------
Deferred fuel costs                                               187,617         169,589
Fuel inventory - at average cost                                  124,014          90,408
Materials and supplies - at average cost                          368,576         374,674
Rate deferrals                                                     33,727          37,507
Deferred nuclear refueling outage costs                            49,399          37,138
Prepayments and other                                             137,954          77,749
                                                              -----------     -----------
TOTAL                                                           4,083,332       3,643,948
                                                              -----------     -----------

OTHER PROPERTY AND INVESTMENTS

Investment in subsidiary companies - at equity                        214             214
Decommissioning trust funds                                       769,299         709,018
Non-utility property - at cost (less accumulated depreciation     205,650         205,660
Non-regulated investments                                         287,354         557,347
Other - at cost (less accumulated depreciation)                    17,717          16,041
                                                              -----------     -----------
TOTAL                                                           1,280,234       1,488,280
                                                              -----------     -----------

UTILITY PLANT

Electric                                                       22,924,700      22,704,572
Plant acquisition adjustment                                      415,062         423,195
Property under capital lease                                      782,035         789,045
Natural gas                                                       185,799         183,621
Steam products                                                     81,549          80,537
Construction work in progress                                   1,159,065         911,278
Nuclear fuel under capital lease                                  322,783         282,595
Nuclear fuel                                                       32,061          29,690
                                                              -----------     -----------
TOTAL UTILITY PLANT                                            25,903,054      25,404,533
Less - accumulated depreciation and amortization              (10,732,127)    (10,075,951)
                                                              -----------     -----------
UTILITY PLANT - NET                                            15,170,927      15,328,582
                                                              -----------     -----------

DEFERRED DEBITS AND OTHER ASSETS

Regulatory assets:
    Rate deferrals                                                 31,696         125,095
    SFAS 109 regulatory asset - net                             1,111,175       1,141,318
    Unamortized loss on reacquired debt                           193,401         191,786
    Other regulatory assets                                       598,142         528,179
Long-term receivables                                              33,474          34,617
Other                                                             581,351         354,889
                                                              -----------     -----------
TOTAL                                                           2,549,239       2,375,884
                                                              -----------     -----------

TOTAL ASSETS                                                  $23,083,732     $22,836,694
                                                              ===========     ===========
See Notes to Financial Statements.

                ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                June 30, 1999 and December 31, 1998
                             (Unaudited)

                                                                1999             1998
         LIABILITIES AND SHAREHOLDERS' EQUITY                       (In Thousands)

CURRENT LIABILITIES
Currently maturing long-term debt                                $411,297        $255,221
Notes payable                                                      60,593         296,790
Accounts payable:
  Other                                                           867,987         522,072
Customer deposits                                                 152,663         148,972
Taxes accrued                                                     544,807         284,847
Accumulated deferred income taxes                                  64,081          31,976
Nuclear refueling outage costs                                      4,036          16,991
Interest accrued                                                  150,022         185,688
Co-owner advances                                                  15,268           4,073
Obligations under capital leases                                  176,247         176,270
Other                                                              70,039          58,909
                                                              -----------     -----------
TOTAL                                                           2,517,040       1,981,809
                                                              -----------     -----------

DEFERRED CREDITS AND OTHER LIABILITIES

Accumulated deferred income taxes                               3,362,764       3,538,332
Accumulated deferred investment tax credits                       529,981         565,744
Obligations under capital leases                                  252,717         220,209
FERC settlement - refund obligation                                40,338          43,159
Other regulatory liabilities                                      194,961         153,163
Decommissioning                                                   118,630         107,365
Transition to competition                                          94,554          90,623
Regulatory reserves                                               381,120         674,310
Accumulated provisions                                            252,532         252,321
Other                                                             862,100         635,024
                                                              -----------     -----------
TOTAL                                                           6,089,697       6,280,250
                                                              -----------     -----------

Long-term debt                                                  6,458,758       6,596,617
Preferred stock with sinking fund                                  90,850         167,523
Preference stock                                                  150,000         150,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                215,000         215,000

SHAREHOLDERS' EQUITY

Preferred stock without sinking fund                              338,454         338,455
Common stock, $.01 par value, authorized 500,000,000
   shares; issued 246,954,406 shares in 1999 and
   246,829,076 shares in 1998                                       2,470           2,468
Paid-in capital                                                 4,632,526       4,630,609
Retained earnings                                               2,640,373       2,526,888
Cumulative foreign currency translation adjustment               (47,697)        (46,739)
Less - treasury stock, at cost (129,009 shares in 1999 and
  208,907 shares in 1998)                                           3,739           6,186
                                                              -----------     -----------
TOTAL                                                           7,562,387       7,445,495
                                                              -----------     -----------

Commitments and Contingencies (Notes 1 and 2)

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $23,083,732     $22,836,694
                                                              ===========     ===========
See Notes To Financial Statements.

                     ENTERGY CORPORATION AND SUBSIDIARIES
                         SELECTED OPERATING RESULTS
           For the Three and Six Months Ended June 30, 1999 and 1998
                                 (Unaudited)


                                   Three Months Ended  Increase/
          Description             1999       1998      (Decrease)     %
                                    (In Millions)
Electric Operating Revenues:
  Residential                    $ 497.8   $ 503.7        ($5.9)      (1)
  Commercial                       358.8     360.8         (2.0)      (1)
  Industrial                       449.5     439.5         10.0        2
  Governmental                      38.4      42.7         (4.3)     (10)
                                -------------------------------
    Total retail                 1,344.5   1,346.7         (2.2)       -
  Sales for resale                  88.9     107.3        (18.4)     (17)
  Other                            179.7      48.3        131.4      272
                                -------------------------------
    Total                       $1,613.1  $1,502.3      $ 110.8        7
                                ===============================

Billed Electric Energy
 Sales (GWH):
  Residential                      6,850     6,697          153        2
  Commercial                       5,741     5,496          245        4
  Industrial                      10,827    10,854          (27)       -
  Governmental                       624       669          (45)      (7)
                                -------------------------------
    Total retail                  24,042    23,716          326        1
  Sales for resale                 2,094     2,645         (551)     (21)
                                -------------------------------
    Total                         26,136    26,361         (225)      (1)
                                ===============================


                                  Six Months Ended    Increase/
          Description             1999       1998    (Decrease)     %
                                   (In Millions)
Domestic Electric Operating
Revenues:
  Residential                    $ 929.8   $ 966.7      ($36.9)      (4)
  Commercial                       675.0     693.5       (18.5)      (3)
  Industrial                       856.2     884.2       (28.0)      (3)
  Governmental                      74.4      84.2        (9.8)     (12)
                                ------------------------------
    Total retail                 2,535.4   2,628.6       (93.2)      (4)
  Sales for resale                 163.9     190.4       (26.5)     (14)
  Other                            152.4       3.4       149.0    4,382
                                ------------------------------
    Total                       $2,851.7  $2,822.4      $ 29.3        1
                                ==============================

Billed Electric Energy
 Sales (GWH):
  Residential                     13,267    12,937         330        3
  Commercial                      10,910    10,325         585        6
  Industrial                      21,043    21,266        (223)      (1)
  Governmental                     1,213     1,297         (84)      (6)
                                ------------------------------
    Total retail                  46,433    45,825         608        1
  Sales for resale                 4,303     4,574        (271)      (6)
                                ------------------------------
    Total                         50,736    50,399         337        1
                                ==============================

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Net Income

      Net income decreased for the three months ended June 30, 1999 compared to the three months ended June 30, 1999 primarily due to decreased electric operating revenues and increased operating expenses, partially offset by decreased income taxes.

      Net income decreased for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 primarily due to decreased electric operating revenues, partially offset by decreased operating expenses and income taxes.

Revenues and Sales

     The changes in electric operating revenues for the three and six months ended June 30, 1999 are as follows:

                                 Three Months Ended   Six Months Ended
Description                      Increase/Decrease)  Increase/(Decrease)
                                               (In Millions)

Base revenues                             $0.3            $0.8
Rate riders                              (15.4)          (29.6)
Fuel cost recovery                        10.0            11.8
Sales volume/weather                      (0.4)            5.7
Other revenue (including unbilled)       (29.4)          (29.1)
Sales for resale                          30.7            18.4
                                         -----          ------
Total                                    ($4.2)         ($22.0)
                                         =====          ======

Rate rider

      Rate rider revenues do not affect net income because they are offset by specific incurred expenses.

      Rate rider revenues decreased for the three and six months ended June 30, 1999 as a result of a revised Grand Gulf rider, which includes consideration of the expiration of the Grand Gulf 1 phase-in plan in November 1998, partially offset by the Grand Gulf Accelerated Recovery Tariff (GGART). The tariff was designed to allow Entergy Arkansas to pay down a portion of its Grand Gulf purchased power obligation in advance of the implementation of retail access in Arkansas. The rider and GGART became effective with the first billing cycle in January 1999.

Fuel cost recovery

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

      Fuel cost recovery revenues increased for the three and six months ended June 30, 1999 due to:

     o an increase in the energy cost recovery rate effective April
       1999; and
     o increased fuel expense resulting from increased generation in 1999 due to outages in 1998.

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Other revenue

      Other revenue for the three and six months ended June 30, 1999 decreased primarily due to a change in estimated unbilled revenues. The changed estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment. Milder weather in 1999 also contributed to this decrease. The change in estimate is expected to affect comparisons of quarterly and year-to-date revenue to applicable prior period amounts through the first quarter of 2000. Comparative impacts are also affected by seasonal variations in demand.

Sales for resale

      Sales for resale increased for the three and six months ended June 30, 1999 due to increased generation availability in 1999 as a result of maintenance outages in 1998. Refueling outages at affiliate plants in 1999 resulted in a shift in sales to affiliated companies.

Expenses

Fuel and fuel related expenses

        Fuel expenses increased for the three and six months ended June 30, 1999 due to the 1998 completion of a customer refund obligation under the 1997 energy cost recovery agreement, which lowered 1998 fuel cost recoveries, and an increase in the energy cost recovery rate effective April 1999. The increase in the energy cost recovery rate allows Entergy Arkansas to recover previously under-recovered fuel expenses.

      The increase in fuel expenses for the six months ended June 30, 1999 was also due to increased nuclear fuel and coal expense. Nuclear fuel and coal expenses increased due to increased generation in 1999 as a result of more maintenance and refueling outages occurring in 1998 than in 1999.

Purchased power

      Purchased power expenses decreased for the three and six months ended June 30, 1999 due to a shift to lower priced nuclear and coal generation resulting from increased generation availability in 1999 as a result of more refueling and maintenance outages occurring in 1998 than in 1999.

Other operation and maintenance

     Other operation and maintenance expenses decreased for the three and six months ended June 30, 1999 principally due to the capitalization of costs associated with return to service projects for certain fossil plants.

     The decrease in other operation and maintenance expenses for the six months ended June 30, 1999 was also due to:

     o a mid-cycle outage in February and March 1998 at ANO 2; and
     o increased insurance distributions in 1999 due to improved plant insurance ratings.

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Other regulatory credits

      Other regulatory credits decreased for the three and six months ended June 30, 1999 due to lower under-recovery of Grand Gulf 1 costs.

Amortization of rate deferrals

      The amortization of Grand Gulf 1 rate deferrals decreased for the three and six months ended June 30, 1999 due to the completion of the Grand Gulf 1 rate phase-in plan in November 1998.

Income taxes

      The effective income tax rates for the three months ended June 30, 1999 and 1998 were 32.4% and 38.3%, respectively. The effective income tax rates for the six months ended June 30, 1999 and 1998 were 29.3% and 38.9%, respectively. The decreases in the effective tax rates were due to lower pretax income and flow-through of tax benefits related to accumulated provision for property insurance.


                        ENTERGY ARKANSAS, INC.
                          INCOME STATEMENTS
     For the Three and Six Months Ended June 30, 1999 and 1998
                              (Unaudited)


                                                             Three Months Ended    Six Months Ended
                                                              1999       1998       1999     1998
                                                                (In Thousands)      (In Thousands)
OPERATING REVENUES

Domestic electric                                            $387,191   $391,357  $699,160  $721,146
                                                             --------   --------  --------  --------

OPERATING EXPENSES

Operating and Maintenance:
   Fuel, fuel related expenses, and
      gas purchased for resale                                 84,855     29,142   133,647    75,365
   Purchased power                                            102,800    114,997   197,743   210,312
   Nuclear refueling outage expenses                            7,464      7,728    15,530    15,819
   Other operation and maintenance                             83,255     90,498   165,464   176,296
Decommissioning                                                 2,317      3,024     4,777     6,236
Taxes other than income taxes                                   9,259      9,840    18,516    20,200
Depreciation and amortization                                  40,929     41,748    82,598    83,797
Other regulatory credits                                       (3,900)   (11,524)  (11,487)  (22,105)
Amortization of rate deferrals                                      -     22,067         -    44,135
                                                             --------   --------  --------  --------

TOTAL OPERATING EXPENSES                                      326,979    307,520   606,788   610,055
                                                             --------   --------  --------  --------

OPERATING INCOME                                               60,212     83,837    92,372   111,091
                                                             --------   --------  --------  --------

OTHER INCOME (DEDUCTIONS)

Allowance for equity funds used during construction             3,434      1,628     5,845     2,332
Gain/(loss) on sale of assets                                      (1)        (1)       (2)    1,775
Miscellaneous - net                                              (193)     1,679       744     6,773
                                                             --------   --------  --------  --------
TOTAL                                                           3,240      3,306     6,587    10,880
                                                             --------   --------  --------  --------

INTEREST AND OTHER CHARGES

Interest on long-term debt                                     20,024     21,657    40,698    45,121
Other interest - net                                            1,565        604     3,090     1,360
Dividends on preferred securities of subsidiaries               1,275      1,275     2,550     2,550
Allowance for borrowed funds used during construction          (2,221)    (1,164)   (3,878)   (1,651)
                                                             --------   --------  --------  --------
TOTAL                                                          20,643     22,372    42,460    47,380
                                                             --------   --------  --------  --------

INCOME BEFORE INCOME TAXES                                     42,809     64,771    56,499    74,591

Income taxes                                                   13,880     24,804    16,559    29,001
                                                             --------   --------  --------  --------

NET INCOME                                                     28,929     39,967    39,940    45,590

Preferred dividend requirements of subsidiaries and others      2,403      2,593     4,824     5,219
                                                             --------   --------  --------  --------
EARNINGS APPLICABLE TO
COMMON STOCK                                                  $26,526    $37,374   $35,116   $40,371
                                                             ========   ========  ========  ========
See Notes to Financial Statements.

                          ENTERGY ARKANSAS, INC.
                         STATEMENTS OF CASH FLOWS
          For the Six Months Ended June 30, 1999 and 1998
                                (Unaudited)


                                                                 1999      1998
                                                                 (In Thousands)
OPERATING ACTIVITIES
  Net income                                                    $39,940    $45,590
  Noncash items included in net income:
    Amortization of rate deferrals                                    -     44,135
    Other regulatory charges                                    (11,487)   (22,105)
    Depreciation, amortization, and decommissioning              87,375     90,033
    Deferred income taxes and investment tax credits             (8,302)     2,886
    Allowance for equity funds used during construction          (5,845)    (2,332)
    Gain/loss on sale of assets                                       2     (1,775)
  Changes in working capital:
    Receivables                                                 (14,680)   (34,717)
    Fuel inventory                                              (14,509)    (4,465)
    Accounts payable                                              3,009     69,394
    Taxes accrued                                                12,283      9,714
    Interest accrued                                               (927)    (4,013)
    Deferred fuel costs                                          23,797    (43,643)
    Other working capital accounts                                8,018    (12,921)
  Decommissioning trust contributions and realized
      change in trust assets                                    (10,111)   (12,678)
  Provision for estimated losses and reserves                   (13,954)    (3,076)
  Changes in other regulatory assets                            (29,612)   (14,911)
  Other                                                          37,603     (9,858)
                                                              ---------   --------
    Net cash flow provided by operating activities              102,600     95,258
                                                              ---------   --------

INVESTING ACTIVITIES
  Construction expenditures                                    (122,428)   (81,803)
  Allowance for equity funds used during construction             5,845      2,332
  Nuclear fuel purchases                                        (25,859)    (6,997)
  Proceeds from sale/leaseback of nuclear fuel                   25,859      6,997
                                                              ---------   --------
    Net cash flow used in investing activities                 (116,583)   (79,471)
                                                              ---------   --------

FINANCING ACTIVITIES
  Retirement of:
     First mortgage bonds                                       (38,287)  (105,774)
     Other long-term debt                                          (980)   (45,500)
  Redemption of preferred stock                                  (2,027)    (4,000)
  Dividends paid:
    Common stock                                                 (8,200)    (7,500)
    Preferred stock                                              (4,873)    (5,318)
                                                              ---------   --------
    Net cash flow used in financing activities                  (54,367)  (168,092)
                                                              ---------   --------

Net decrease in cash and cash equivalents                       (68,350)  (152,305)

Cash and cash equivalents at beginning of period                108,748    203,391
                                                              ---------   --------

Cash and cash equivalents at end of period                      $40,398    $51,086
                                                              =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                        $41,712    $48,855
    Income taxes                                                $12,250    $16,747
  Noncash investing and financing activities:
    Change in unrealized appreciation of
     decommissioning trust assets                               $13,289    $15,048

See Notes to Financial Statements.

                             ENTERGY ARKANSAS, INC.
                                BALANCE SHEETS
                     June 30, 1999 and December 31, 1998
                                  (Unaudited)


                                                                    1999           1998
                           ASSETS                                    (In Thousands)
CURRENT ASSETS

 Cash and cash equivalents:
   Cash                                                               $8,394        $9,814
   Temporary cash investments - at cost,
    which approximates market:
      Associated companies                                             7,342        15,643
      Other                                                           24,662        83,291
                                                                  ----------    ----------
       Total cash and cash equivalents                                40,398       108,748
                                                                  ----------    ----------
Accounts receivable:
  Customer                                                            69,664        72,234
  Allowance for doubtful accounts                                     (1,753)       (1,753)
  Associated companies                                                42,514        34,502
  Other                                                                3,989         4,510
  Accrued unbilled revenues                                           82,843        73,083
                                                                  ----------    ----------
       Total receivables                                             197,257       182,576
                                                                  ----------    ----------
Deferred fuel costs                                                   17,394        41,191
Fuel inventory - at average cost                                      34,361        19,852
Materials and supplies - at average cost                              90,362        89,033
Deferred nuclear refueling outage costs                               24,455        17,787
Prepayments and other                                                  6,927         5,557
                                                                  ----------    ----------
TOTAL                                                                411,154       464,744
                                                                  ----------    ----------

OTHER PROPERTY AND INVESTMENTS

Investment in subsidiary companies - at equity                        11,214        11,214
Decommissioning trust funds                                          326,684       303,285
Non-utility property - at cost (less accumulated depreciation)         1,466         1,468
Other - at cost (less accumulated depreciation)                        4,401         3,602
                                                                  ----------    ----------
TOTAL                                                                343,765       319,569
                                                                  ----------    ----------

UTILITY PLANT

Electric                                                           4,784,412     4,731,699
Property under capital lease                                          47,937        49,415
Construction work in progress                                        245,188       201,853
Nuclear fuel under capital lease                                     100,053        95,589
Nuclear fuel                                                           6,216             -
                                                                  ----------    ----------
TOTAL UTILITY PLANT                                                5,183,806     5,078,556
Less - accumulated depreciation and amortization                  (2,351,938)   (2,275,170)
                                                                  ----------    ----------
UTILITY PLANT - NET                                                2,831,868     2,803,386
                                                                  ----------    ----------

DEFERRED DEBITS AND OTHER ASSETS

Regulatory assets:
    SFAS 109 regulatory asset - net                                  256,646       248,275
    Unamortized loss on reacquired debt                               50,129        51,747
    Other regulatory assets                                          118,167        96,927
Other                                                                 13,976        22,003
                                                                  ----------    ----------
TOTAL                                                                438,918       418,952
                                                                  ----------    ----------

TOTAL ASSETS                                                      $4,025,705    $4,006,651
                                                                  ==========    ==========
See Notes to Financial Statements.

                             ENTERGY ARKANSAS, INC.
                                BALANCE SHEETS
                     June 30, 1999 and December 31, 1998
                                  (Unaudited)

                                                                      1999          1998
            LIABILITIES AND SHAREHOLDERS' EQUITY                       (In Thousands)
CURRENT LIABILITIES

Currently maturing long-term debt                                       $340        $1,094
Notes payable                                                            667           667
Accounts payable:
  Associated companies                                                49,229        47,963
  Other                                                               81,712        79,969
Customer deposits                                                     25,926        25,196
Taxes accrued                                                         80,868        68,585
Accumulated deferred income taxes                                     22,825        24,162
Interest accrued                                                      24,358        25,285
Co-owner advances                                                     23,397         4,073
Obligations under capital leases                                      63,679        64,068
Other                                                                 13,466        16,183
                                                                  ----------    ----------
TOTAL                                                                386,467       357,245
                                                                  ----------    ----------

DEFERRED CREDITS AND OTHER LIABILITIES

Accumulated deferred income taxes                                    761,069       756,571
Accumulated deferred investment tax credits                           96,215        98,768
Obligations under capital leases                                      84,410        80,936
Other regulatory liabilities                                          79,196        65,583
Transition to competition                                             94,554        90,623
Accumulated provisions                                                37,450        51,404
Other                                                                 57,255        56,400
                                                                  ----------    ----------
TOTAL                                                              1,210,149     1,200,285
                                                                  ----------    ----------

Long-term debt                                                     1,127,404     1,172,285
Preferred stock with sinking fund                                     20,000        22,027
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                    60,000        60,000

SHAREHOLDERS' EQUITY

Preferred stock without sinking fund                                 116,350       116,350
Common stock, $0.01 par value, authorized
   325,000,000 shares; issued and outstanding
   46,980,196 shares                                                     470           470
Additional paid-in capital                                           590,134       590,134
Retained earnings                                                    514,731       487,855
                                                                  ----------    ----------
TOTAL                                                              1,221,685     1,194,809
                                                                  ----------    ----------

Commitments and Contingencies (Notes 1 and 2)

                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $4,025,705    $4,006,651
                                                                  ==========    ==========
See Notes To Financial Statements.


                          ENTERGY ARKANSAS, INC.
                        SELECTED OPERATING RESULTS
           For the Three and Six Months Ended June 30, 1999
                                (Unaudited)


                                   Three Months Ended  Increase/
          Description              1999      1998     (Decrease)     %
                                   (In Millions)
Electric Operating Revenues:
  Residential                    $ 110.9   $ 118.3       ($7.4)      (6)
  Commercial                        68.5      68.9        (0.4)      (1)
  Industrial                        80.7      78.4         2.3        3
  Governmental                       3.6       3.6           -        -
                                 -----------------------------
    Total retail                   263.7     269.2        (5.5)      (2)
  Sales for resale
     Associated companies           60.8      25.4        35.4      139
     Non-associated companies       49.3      54.0        (4.7)      (9)
  Other                             13.4      42.8       (29.4)     (69)
                                 -----------------------------
    Total                        $ 387.2   $ 391.4       ($4.2)      (1)
                                 =============================

Billed Electric Energy
 Sales (GWH):
  Residential                      1,310     1,358         (48)      (4)
  Commercial                       1,128     1,116          12        1
  Industrial                       1,694     1,641          53        3
  Governmental                        57        56           1        2
                                 -----------------------------
    Total retail                   4,189     4,171          18        -
  Sales for resale
     Associated companies          2,734       863       1,871      217
     Non-associated companies      1,295     1,236          59        5
                                 -----------------------------
    Total                          8,218     6,270       1,948       31
                                 =============================


                                 Six Months Ended     Increase/
          Description             1999       1998    (Decrease)     %
                                    (In Millions)
Electric Operating Revenues:
  Residential                    $ 227.6   $ 239.2      ($11.6)      (5)
  Commercial                       128.1     128.3        (0.2)       -
  Industrial                       151.4     150.8         0.6        -
  Governmental                       6.9       7.0        (0.1)      (1)
                                 -----------------------------
    Total retail                   514.0     525.3       (11.3)      (2)
  Sales for resale
     Associated companies           90.3      59.6        30.7       52
     Non-associated companies       85.8      98.1       (12.3)     (13)
  Other                              9.1      38.2       (29.1)     (76)
                                 -----------------------------
    Total                        $ 699.2   $ 721.2      ($22.0)      (3)
                                 =============================

Billed Electric Energy
 Sales (GWH):
  Residential                      2,865     2,861           4        -
  Commercial                       2,187     2,119          68        3
  Industrial                       3,300     3,208          92        3
  Governmental                       112       111           1        1
                                 -----------------------------
    Total retail                   8,464     8,299         165        2
  Sales for resale
     Associated companies          4,270     2,500       1,770       71
     Non-associated companies      2,116     2,409        (293)     (12)
                                 -----------------------------
    Total                         14,850    13,208       1,642       12
                                 =============================

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income increased for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 primarily due to increased operating revenues and other income and decreased interest expense, partially offset by increased operating expenses and income taxes.

Revenues and Sales

Electric operating revenues

     The changes in electric operating revenues for the three and six months ended June 30, 1999 are as follows:

                                  Three Months Ended   Six Months Ended
           Description            Increase/(Decrease) Increase/(Decrease)
                                                (In Millions)

Base revenues                             $127.1            $94.1
Fuel cost recovery                          12.7              4.3
Sales volume/weather                         2.5             10.0
Other revenue (including unbilled)           5.6             10.3
Sales for resale                           (19.4)           (18.2)
                                          ------           ------
   Total                                  $128.5           $100.5
                                          ======           ======


Base revenues

      Base revenues increased for the three and six months ended June 30, 1999 primarily due to:

     o a $93.6 million reversal of regulatory reserves associated with the accelerated amortization of accounting order deferrals in conjunction with the Texas rate settlement, the net income effect of which is largely offset by the amortization of rate deferrals discussed below; and
     o reserves of $33 million recorded for actual and potential refunds to Louisiana and Texas retail customers during the three and six months ended June 30, 1999 compared to $101 million of reserves recorded during the same periods in 1998 for the anticipated effects of the rate proceedings in Texas.

     Partially offsetting these increases were:

     o annual base rate reductions in the Louisiana jurisdiction of $87 million and $18 million that were implemented in February and August 1998, respectively; and
     o Texas retail annual base rate reductions of $69 million and $4.2 million in December 1998 and March 1999, respectively.

Fuel cost recovery

     Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


     Fuel cost recovery revenues increased for the three and six months ended June 30, 1999 due to:

     o a higher fuel factor in 1999; and
     o a fuel surcharge implemented in the Texas jurisdiction in February 1999.

The increase was partially offset by reduced fuel recovery in the Louisiana jurisdiction due to lower fuel prices and decreased generation for the period included in fuel cost recovery revenues.

Sales volume/weather

      Sales volume increased for the three and six months ended June 30, 1999 due to an increase in usage and the number of customers in the higher margin residential and commercial customer classes, partially offset by decreased usage in the lower margin industrial customer class.

Other revenue

      Other revenue for the three and six months ended June 30, 1999 increased primarily due to a change in estimated unbilled revenues. The changed estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment. This increase was partially offset by milder weather in 1999. The change in estimate is expected to affect comparisons of quarterly and year-to-date revenue to applicable prior period amounts through the first quarter of 2000. Comparative impacts are also affected by seasonal variations in demand.

Sales for resale

     Sales for resale revenues decreased for the three and six months ended June 30, 1999 due to less generation available for sale because of the extended refueling outage at River Bend which began in early April 1999. River Bend was brought back on-line at full power on July 14, 1999.

Gas operating revenues

      Gas operating revenues decreased for the six months ended June 30, 1999 primarily due to lower prices of gas purchased for resale as well as decreased usage as a result of warmer winter weather, especially in the residential and commercial sectors.

Steam operating revenues

      Steam operating revenues decreased for the three and six months ended June 30, 1999 due to a new lease arrangement for Louisiana Station 1 that began in June 1999. Less revenue will be realized under the new lease arrangement compared to the previous arrangement with the steam customer.

Expenses

Fuel and purchased power

     Fuel and purchased power expenses increased for the three months ended June 30, 1999 primarily due to a shift to gas generation and purchased power from associated companies because of the reduced availability of Nelson 6 and the extended River Bend nuclear refueling outage. Fuel and purchased power expenses also increased due to reduced fuel cost deferrals as a result of the higher fuel factor and fuel surcharge in the Texas jurisdiction in 1999.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Other operation and maintenance

     Other operation and maintenance expenses increased for the three and six months ended June 30, 1999 principally due to increases in employee benefit expense, casualty reserve accruals, and maintenance of general plant.

Taxes other than income taxes

      Taxes other than income taxes decreased for the three and six months ended June 30, 1999 principally due to reduced local franchise taxes as a result of less revenue being subject to the tax in 1999.

Depreciation and amortization

     Depreciation and amortization decreased for the three and six months ended June 30, 1999 due to:

     o reduced transmission and distribution depreciation rates as a result of compliance with PUCT and LPSC rate orders; and
     o reduced amortization of the River Bend 2 cancellation loss as a result of the completion of amortization for the Louisiana portion of the loss and the reduction in amortization of the Texas portion in accordance with a PUCT rate order.

      These factors were partially offset by an increase in the River Bend depreciation rate as a result of compliance with PUCT and LPSC rate orders.

Amortization of rate deferrals

     The amortization of rate deferrals increased for the three and six months ended June 30, 1999 primarily due to the PUCT's approval in June 1999 of the settlement agreement in Entergy Gulf States'
November 1998 rate filing. This agreement calls for an increased rate of amortization of the Texas portion of the River Bend accounting order deferrals over a period ending December 31, 2001. The previous amortization period for these deferrals was scheduled to run through late 2009. Partially offsetting this increase for the six month period was a reduction in the amortization of rate deferrals due to the completion of the Louisiana retail rate phase-in plan for River Bend in February 1998.

Other

Other income

      Other income increased for the three and six months ended June 30, 1999 primarily due to income recognized as the result of the previously estimated regulatory reserve for the abeyed River Bend plant costs being greater than the actual required writedown.

Interest charges

      Interest charges decreased for the three months and six months ended June 30, 1999 primarily due to the retirement, redemption, or refinancing of certain long-term debt in 1998 and the first quarter of 1999.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Income taxes

     The effective income tax rates for the three months ended June 30, 1999 and 1998 were 48.6% and 16.1%, respectively. The increase in 1999 was primarily due to a net loss in 1998 compared to net income in 1999.

     The effective income tax rates for the six months ended June 30, 1999 and 1998 were 49.0% and 55.7%, respectively. The decrease in 1999 was primarily due to increased pre-tax income reducing the impact of permanent differences and flow-through items.

                        ENTERGY GULF STATES, INC.
                            INCOME STATEMENTS
        For the Three and Six Months Ended June 30, 1999 and 1998
                               (Unaudited)


                                                             Three Months Ended    Six Months Ended
                                                               1999       1998      1999      1998
                                                                (In Thousands)       (In Thousands)
OPERATING REVENUES

Domestic electric                                            $534,022   $405,476  $937,828  $837,339
Natural gas                                                     5,267      6,055    16,984    23,300
Steam products                                                  7,254     12,125    15,550    20,525
                                                             --------   --------  --------  --------
TOTAL                                                         546,543    423,656   970,362   881,164
                                                             --------   --------  --------  --------

OPERATING EXPENSES

Operating and Maintenance:
   Fuel, fuel related expenses, and
      gas purchased for resale                                132,690    128,968   271,265   247,254
   Purchased power                                             86,937     80,972   132,529   159,632
   Nuclear refueling outage expenses                            2,678      3,675     5,357     8,224
   Other operation and maintenance                            106,500     98,160   206,055   196,700
Decommissioning                                                 1,510      1,969     4,790     3,848
Taxes other than income taxes                                  26,085     28,057    55,810    58,968
Depreciation and amortization                                  49,325     51,257    99,832   104,120
Other regulatory credits                                       (2,892)    (3,201)  (12,287)   (9,983)
Amortization of rate deferrals                                 82,124      2,269    84,393    17,210
                                                             --------   --------  --------  --------
TOTAL OPERATING EXPENSES                                      484,957    392,126   847,744   785,973
                                                             --------   --------  --------  --------

OPERATING INCOME                                               61,586     31,530   122,618    95,191
                                                             --------   --------  --------  --------

OTHER INCOME (DEDUCTIONS)

Allowance for equity funds used during construction             1,091        688     2,317     1,300
Gain/(loss) on sale of assets                                     462        394       909       774
Miscellaneous - net                                             5,957      2,143     6,554     5,723
                                                             --------   --------  --------  --------
TOTAL                                                           7,510      3,225     9,780     7,797
                                                             --------   --------  --------  --------

INTEREST AND OTHER CHARGES

Interest on long-term debt                                     34,288     38,717    69,528    77,088
Other interest - net                                              888        971     1,572     1,715
Dividends on preferred securities of subsidiaries               1,859      1,859     3,719     3,719
Allowance for borrowed funds used during construction          (1,026)      (547)   (2,135)   (1,014)
                                                             --------   --------  --------  --------
TOTAL                                                          36,009     41,000    72,684    81,508
                                                             --------   --------  --------  --------

INCOME (LOSS) BEFORE INCOME TAXES                              33,087     (6,245)   59,714    21,480

Income taxes                                                   16,065     (1,004)   29,255    11,965
                                                             --------   --------  --------  --------

CONSOLIDATED NET INCOME (LOSS)                                 17,022     (5,241)   30,459     9,515

Preferred dividend requirements of subsidiaries and others      4,115      4,774     8,666     9,588
                                                             --------   --------  --------  --------
EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK                                                  $12,907   ($10,015)  $21,793      ($73)
                                                             ========   ========  ========  ========

See Notes to Financial Statements.


                          ENTERGY GULF STATES, INC.
                          STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 1999 and 1998
                                (Unaudited)


                                                                1999         1998
                                                                 (In Thousands)
OPERATING ACTIVITIES:
  Net income                                                     $30,459      $9,515
  Noncash items included in net income:
    Amortization of rate deferrals                                84,393      17,210
    Reserve for regulatory adjustments                           (53,479)    101,255
    Other regulatory credits                                     (12,287)     (9,983)
    Depreciation, amortization, and decommissioning              104,622     107,968
    Deferred income taxes and investment tax credits                 367     (29,286)
    Allowance for equity funds used during construction           (2,317)     (1,300)
    Gain/loss on sale of assets                                     (909)       (774)
  Changes in working capital:
    Receivables                                                  (36,193)    (14,082)
    Fuel inventory                                               (13,939)      2,910
    Accounts payable                                              (2,652)    (10,274)
    Taxes accrued                                                 26,997      28,932
    Interest accrued                                                (754)       (209)
    Deferred fuel costs                                          (10,501)    (23,103)
    Other working capital accounts                               (15,889)     (7,269)
  Decommissioning trust contributions and realized
      change in trust assets                                      (5,866)     (7,466)
  Provision for estimated losses and reserves                      2,694      (3,443)
  Changes in other regulatory assets                              13,228       2,299
  Other                                                          (26,190)     (1,245)
                                                                --------    --------
    Net cash flow provided by operating activities                81,784     161,655
                                                                --------    --------

INVESTING ACTIVITIES:
  Construction expenditures                                      (77,340)    (52,288)
  Allowance for equity funds used during construction              2,317       1,300
  Nuclear fuel purchases                                         (37,930)       (200)
  Proceeds from sale/leaseback of nuclear fuel                    37,930         193
                                                                --------    --------
    Net cash flow used in investing activities                   (75,023)    (50,995)
                                                                --------    --------

FINANCING ACTIVITIES:
  Proceeds from issuance of:
     Other long-term debt                                         21,775      21,600
  Retirement of:
     First mortgage bonds                                        (25,000)    (25,000)
     Other long-term debt                                        (22,095)        (25)
  Redemption of preferred and preference stock                   (24,731)     (2,250)
  Dividends paid:
    Common stock                                                       -     (80,315)
    Preferred stock                                               (8,758)     (9,588)
                                                                --------    --------
    Net cash flow used in financing activities                   (58,809)    (95,578)
                                                                --------    --------

Net increase (decrease) in cash and cash equivalents             (52,048)     15,082

Cash and cash equivalents at beginning of period                 131,432     165,164
                                                                --------    --------

Cash and cash equivalents at end of period                       $79,384    $180,246
                                                                ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                         $72,247     $79,147
    Income taxes                                                 $10,934     $22,532
  Noncash investing and financing activities:
    Change in unrealized appreciation of
     decommissioning trust assets                                 $9,658      $3,154

See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                             BALANCE SHEETS
                  June 30, 1999 and December 31, 1998
                              (Unaudited)


                                                                    1999         1998
                          ASSETS                                      (In Thousands)
CURRENT ASSETS

 Cash and cash equivalents:
     Cash                                                            $7,756      $11,629
   Temporary cash investments - at cost,
    which approximates market:
     Associated companies                                            11,601       15,696
     Other                                                           60,027      104,107
                                                                 ----------   ----------
     Total cash and cash equivalents                                 79,384      131,432
                                                                 ----------   ----------
Accounts receivable:
  Customer                                                           74,226       78,961
  Allowance for doubtful accounts                                    (1,735)      (1,735)
  Associated companies                                                8,682        7,554
  Other                                                              25,129       28,265
  Accrued unbilled revenues                                         102,505       59,569
                                                                 ----------   ----------
     Total receivables                                              208,807      172,614
                                                                 ----------   ----------
Deferred fuel costs                                                 143,397      132,896
Fuel inventory - at average cost                                     44,140       30,201
Materials and supplies - at average cost                            108,004      108,345
Rate deferrals                                                        5,607        9,077
Prepayments and other                                                23,123       20,495
                                                                 ----------   ----------
TOTAL                                                               612,462      605,060
                                                                 ----------   ----------

OTHER PROPERTY AND INVESTMENTS

Decommissioning trust funds                                         225,294      209,770
Non-utility property - at cost (less accumulated depreciation)      175,991      165,272
Other - at cost (less accumulated depreciation)                      13,315       12,427
                                                                 ----------   ----------
TOTAL                                                               414,600      387,469
                                                                 ----------   ----------

UTILITY PLANT

Electric                                                          7,307,565    7,250,789
Property under capital lease                                         50,794       54,427
Natural gas                                                          51,553       51,053
Steam products                                                       81,549       80,537
Construction work in progress                                       106,382      105,121
Nuclear fuel under capital lease                                     86,345       46,572
                                                                 ----------   ----------
TOTAL UTILITY PLANT                                               7,684,188    7,588,499
Less - accumulated depreciation and amortization                 (3,543,569)  (3,141,518)
                                                                 ----------   ----------
UTILITY PLANT - NET                                               4,140,619    4,446,981
                                                                 ----------   ----------

DEFERRED DEBITS AND OTHER ASSETS

Regulatory assets:
    Rate deferrals                                                    8,410       89,333
    SFAS 109 regulatory asset - net                                 364,048      376,406
    Unamortized loss on reacquired debt                              40,379       42,879
    Other regulatory assets                                          89,044       89,914
Long-term receivables                                                33,474       34,617
Other                                                                21,904      221,085
                                                                 ----------   ----------
TOTAL                                                               557,259      854,234
                                                                 ----------   ----------

TOTAL ASSETS                                                     $5,724,940   $6,293,744
                                                                 ==========   ==========
See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                             BALANCE SHEETS
                  June 30, 1999 and December 31, 1998
                              (Unaudited)


                                                                     1999         1998
           LIABILITIES AND SHAREHOLDERS' EQUITY                        (In Thousands)
CURRENT LIABILITIES

Currently maturing long-term debt                                   $46,025      $71,515
Accounts payable
  Associated companies                                               57,303       60,932
  Other                                                              92,079       91,102
Customer deposits                                                    32,191       31,462
Taxes accrued                                                        82,777       55,780
Accumulated deferred income taxes                                    30,827       21,260
Nuclear refueling outage costs                                        4,036       16,991
Interest accrued                                                     41,878       42,631
Obligations under capital leases                                     34,859       34,343
Other                                                                15,149       16,325
                                                                 ----------   ----------
TOTAL                                                               437,124      442,341
                                                                 ----------   ----------

DEFERRED CREDITS AND OTHER LIABILITIES

Accumulated deferred income taxes                                 1,072,541    1,081,598
Accumulated deferred investment tax credits                         181,679      193,509
Obligations under capital leases                                    102,280       66,656
Other regulatory liabilities                                         23,647       30,287
Regulatory reserves                                                 139,341      515,023
Accumulated provisions                                               63,594       60,899
Other                                                               259,606      455,996
                                                                 ----------   ----------
TOTAL                                                             1,842,688    2,403,968
                                                                 ----------   ----------

Long-term debt                                                    1,632,264    1,631,658
Preferred stock with sinking fund                                    35,850       60,497
Preference stock                                                    150,000      150,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                   85,000       85,000

SHAREHOLDERS' EQUITY

Preferred stock without sinking fund                                 51,444       51,444
  Common stock, no par value, authorized
   200,000,000 shares; issued and outstanding
   100 shares                                                       114,055      114,055
Additional paid-in capital                                        1,152,575    1,152,575
Retained earnings                                                   223,940      202,206
                                                                 ----------   ----------
TOTAL                                                             1,542,014    1,520,280
                                                                 ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $5,724,940   $6,293,744
                                                                 ==========   ==========
See Notes To Financial Statements.

                        ENTERGY GULF STATES, INC.
                       SELECTED OPERATING RESULTS
          For the Three and Six Months Ended June 30, 1999
                               (Unaudited)


                                  Three Months Ended  Increase/
         Description             1999       1998      (Decrease)    %
                                   (In Millions)
Electric Operating Revenues:
  Residential                   $ 137.2   $ 139.5        ($2.3)      (2)
  Commercial                      103.0     103.2         (0.2)       -
  Industrial                      170.4     174.6         (4.2)      (2)
  Governmental                      6.8      10.6         (3.8)     (36)
                                ------------------------------
    Total retail                  417.4     427.9        (10.5)      (2)
  Sales for resale
     Associated companies           0.9       8.3         (7.4)     (89)
     Non-associated companies      15.3      27.3        (12.0)     (44)
  Other                           100.4     (58.0)       158.4      273
                                ------------------------------
    Total                       $ 534.0   $ 405.5      $ 128.5       32
                                ==============================

Billed Electric Energy
 Sales (GWH):
  Residential                     2,039     1,947           92        5
  Commercial                      1,784     1,646          138        8
  Industrial                      4,442     4,615         (173)      (4)
  Governmental                      102       166          (64)     (39)
                                ------------------------------
    Total retail                  8,367     8,374           (7)       -
  Sales for resale
     Associated companies            17       205         (188)     (92)
     Non-associated companies       428       946         (518)     (55)
                                ------------------------------
    Total                         8,812     9,525         (713)      (7)
                                ==============================


                                 Six Months Ended     Increase/
         Description             1999       1998      (Decrease)     %
                                    (In Millions)
Electric Operating Revenues:
  Residential                   $ 253.4   $ 267.8       ($14.4)      (5)
  Commercial                      194.5     203.5         (9.0)      (4)
  Industrial                      326.6     350.2        (23.6)      (7)
  Governmental                     13.3      21.3         (8.0)     (38)
                                ------------------------------
    Total retail                  787.8     842.8        (55.0)      (7)
  Sales for resale
     Associated companies           4.7      10.1         (5.4)     (53)
     Non-associated companies      36.0      48.8        (12.8)     (26)
  Other                           109.3     (64.4)       173.7      270
                                ------------------------------
    Total                       $ 937.8   $ 837.3      $ 100.5       12
                                ==============================

Billed Electric Energy
 Sales (GWH):
  Residential                     3,842     3,668          174        5
  Commercial                      3,384     3,088          296       10
  Industrial                      8,556     8,962         (406)      (5)
  Governmental                      202       319         (117)     (37)
                                ------------------------------
    Total retail                 15,984    16,037          (53)       -
  Sales for resale
     Associated companies           170       262          (92)     (35)
     Non-associated companies     1,413     1,447          (34)      (2)
                                ------------------------------
    Total                        17,567    17,746         (179)      (1)
                                ==============================

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income increased for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 primarily due to an increase in operating revenue and a decrease in interest charges, partially offset by an increase in operating expenses and higher income taxes.

Revenues and Sales

     The changes in electric operating revenues for the three and six months ended June 30, 1999 are as follows:

                                   Three Months Ended    Six Months Ended
           Description             Increase/(Decrease)  Increase/(Decrease)
                                                 (In Millions)

Base revenues                             ($7.8)             ($6.3)
Fuel cost recovery                         37.0               21.9
Sales volume/weather                        5.8                7.4
Other revenue (including unbilled)         53.1               59.4
Sales for resale                           (6.6)              (4.9)
                                          -----              -----
   Total                                  $81.5              $77.5
                                          =====              =====


Fuel cost recovery

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

      Fuel cost recovery revenues increased for the three and six months ended June 30, 1999 primarily due to a shift from lower priced nuclear fuel to higher priced gas due to the nuclear refueling outage at Waterford 3.

Other revenue

      Other revenue for the three and six months ended June 30, 1999 increased primarily due to a change in estimated unbilled revenues. The changed estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment. This increase was partially offset by milder weather in 1999. The change in estimate is expected to affect comparisons of quarterly and year-to-date revenue to applicable prior period amounts through the first quarter of 2000. Comparative impacts are also affected by seasonal variations in demand.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses increased for the three and six months ended June 30, 1999 due to a shift from lower priced nuclear fuel to higher priced gas due to nuclear outages at Waterford 3.

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


     Fuel and purchased power expenses also increased for the three months ended June 30, 1999 due to increased deferred fuel cost recovery in 1999 as a result of a settlement refund in 1998.

     These  increases  were  partially  offset  by  a  decrease   in
purchased power expenses as a result of lower unit prices of purchased power from affiliated companies.

Other operation and maintenance

      Other operation and maintenance expenses decreased for the three and six months ended June 30, 1999 primarily due insurance settlement proceeds and the capitalization of costs associated with return to service projects.

Other

Interest charges

      Interest  on  long-term debt decreased for the  three  and  six
months   ended  June  30,  1999  primarily  due  to  the  redemption, retirement, or refinancing of certain long-term debt during 1999.

Income taxes

      The effective income tax rates for the three months ended June 30, 1999 and 1998 were 39.4% and 40.1%, respectively. The effective income tax rates for the six months ended June 30, 1999 and 1998 were 40.0% and 42.2%, respectively. These decreases were due to increases in pretax income reducing the impact of permanent differences and flow through items.



                          ENTERGY LOUISIANA, INC.
                            INCOME STATEMENTS
         For the Three and Six Months Ended June 30, 1999 and 1998
                                (Unaudited)

                                                                Three Months Ended        Six Months Ended
                                                                 1999         1998        1999        1998
                                                                   (In Thousands)         (In Thousands)
OPERATING REVENUES

Domestic electric                                              $505,601     $424,115    $857,736    $780,153
                                                               --------     --------    --------    --------
OPERATING EXPENSES

Operating and Maintenance:
   Fuel, fuel related expenses, and
      gas purchased for resale                                  104,399       71,008     162,623     145,710
   Purchased power                                               92,119      101,358     184,582     189,355
   Nuclear refueling outage expenses                              3,487        5,435       8,923      10,870
   Other operation and maintenance                               65,511       72,486     133,315     143,510
Decommissioning                                                   2,197        2,197       4,393       4,393
Taxes other than income taxes                                    18,426       17,013      36,670      35,471
Depreciation and amortization                                    40,184       40,955      81,963      82,837
Other regulatory charges (credits)                                    -         (877)          -      (1,755)
                                                               --------     --------    --------    --------
TOTAL OPERATING EXPENSES                                        326,323      309,575     612,469     610,391
                                                               --------     --------    --------    --------

OPERATING INCOME                                                179,278      114,540     245,267     169,762
                                                               --------     --------    --------    --------

OTHER INCOME (DEDUCTIONS)

Allowance for equity funds used during construction               1,732          459       2,493         820
Gain/(loss) on sale of assets                                         -            -           -       2,340
Miscellaneous - net                                                 621          229         579          29
                                                               --------     --------    --------    --------
TOTAL                                                             2,353          688       3,072       3,189
                                                               --------     --------    --------    --------

INTEREST AND OTHER CHARGES

Interest on long-term debt                                       26,691       28,848      53,744      57,610
Other interest - net                                              1,041        1,511       2,212       3,017
Dividends on preferred securities of subsidiaries                 1,575        1,575       3,150       3,150
Allowance for borrowed funds used during construction            (1,716)        (417)     (2,367)       (750)
                                                               --------     --------    --------    --------
TOTAL                                                            27,591       31,517      56,739      63,027
                                                               --------     --------    --------    --------

INCOME BEFORE INCOME TAXES                                      154,040       83,711     191,600     109,924

Income taxes                                                     60,669       34,165      76,742      46,461
                                                               --------     --------    --------    --------

NET INCOME                                                       93,371       49,546     114,858      63,463

Preferred dividend requirements of subsidiaries and others        2,378        3,254       5,048       6,507
                                                               --------     --------    --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                    $90,993      $46,292    $109,810     $56,956
                                                               ========     ========    ========    ========

See Notes to Financial Statements.



                        ENTERGY LOUISIANA, INC.
                       STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1999 and 1998
                              (Unaudited)


                                                                 1999        1998
                                                                 (In Thousands)
OPERATING ACTIVITIES
  Net income                                                    $114,858     $63,463
  Noncash items included in net income:
    Other regulatory charges                                           -      (1,755)
    Depreciation, amortization, and decommissioning               86,356      87,230
    Deferred income taxes and investment tax credits               8,042       1,866
    Allowance for equity funds used during construction           (2,493)       (820)
    Gain/loss on sale of assets                                        -      (2,340)
  Changes in working capital:
    Receivables                                                  (67,181)    (22,000)
    Fuel inventory                                                  (489)          -
    Accounts payable                                             (16,718)     (8,329)
    Taxes accrued                                                 79,628      39,707
    Interest accrued                                             (23,195)     (1,036)
    Deferred fuel costs                                          (17,934)     (5,491)
    Other working capital accounts                               (11,062)       (221)
  Decommissioning trust contributions and realized
      change in trust assets                                      (8,497)     (6,001)
  Provision for estimated losses and reserves                        112       2,962
  Changes in other regulatory assets                              13,901      10,169
  Other                                                          (16,283)    (28,716)
                                                                --------    --------
    Net cash flow provided by operating activities               139,045     128,688
                                                                --------    --------

INVESTING ACTIVITIES
  Construction expenditures                                      (55,932)    (42,204)
  Allowance for equity funds used during construction              2,493         820
  Nuclear fuel purchases                                         (11,308)          -
  Proceeds from sale/leaseback of nuclear fuel                    11,308           -
                                                                --------    --------
    Net cash flow used in investing activities                   (53,439)    (41,384)
                                                                --------    --------

FINANCING ACTIVITIES
  Proceeds from issuance of:
     First mortgage bonds                                         74,691     112,556
     Other long-term debt                                        113,535           -
  Retirement of:
     First mortgage bonds                                       (122,600)   (150,561)
     Other long-term debt                                         (6,547)       (115)
  Redemption of preferred stock                                  (50,000)          -
  Dividends paid:
    Common stock                                                 (31,900)    (24,300)
    Preferred stock                                               (5,632)     (6,507)
                                                                --------    --------
    Net cash flow used in financing activities                   (28,453)    (68,927)
                                                                --------    --------

Net increase in cash and cash equivalents                         57,153      18,377

Cash and cash equivalents at beginning of period                  96,710      49,749
                                                                --------    --------

Cash and cash equivalents at end of period                      $153,863     $68,126
                                                                ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest - net of amount capitalized                        $76,443     $59,040
     Income taxes                                                $12,270     $25,657
   Noncash investing and financing activities:
     Change in unrealized appreciation of
      decommissioning trust assets                                $2,389      $2,991

 See Notes to Financial Statements.

                           ENTERGY LOUISIANA, INC.
                               BALANCE SHEETS
                    June 30, 1999 and December 31, 1998
                                 (Unaudited)


                                                                     1999          1998
                         ASSETS                                       (In Thousands)
CURRENT ASSETS

 Cash and cash equivalents:
   Cash                                                             $10,298       $10,187
   Temporary cash investments - at cost,
    which approximates market:
     Associated companies                                             6,552        13,680
     Other                                                           22,013        72,843
     Special deposits                                               115,000             -
                                                                 ----------    ----------
       Total cash and cash equivalents                              153,863        96,710
                                                                 ----------    ----------
Accounts receivable:
   Customer                                                          80,198        65,262
   Allowance for doubtful accounts                                   (1,164)       (1,164)
   Associated companies                                              15,444        20,095
   Other                                                              8,641        19,305
   Accrued unbilled revenues                                        118,100        50,540
                                                                 ----------    ----------
     Total receivables                                              221,219       154,038
                                                                 ----------    ----------
Deferred fuel costs                                                  10,136             -
Accumulated deferred income taxes                                     1,781        13,331
Fuel inventory - at average cost                                        489             -
Materials and supplies - at average cost                             80,745        82,220
Deferred nuclear refueling outage costs                              18,538         6,498
Prepayments and other                                                12,731        11,566
                                                                 ----------    ----------
TOTAL                                                               499,502       364,363
                                                                 ----------    ----------

OTHER PROPERTY AND INVESTMENTS

Investment in subsidiary companies - at equity                       14,230        14,230
Decommissioning trust funds                                          93,567        82,680
Non-utility property - at cost (less accumulated depreciation)       21,475        21,460
                                                                 ----------    ----------
TOTAL                                                               129,272       118,370
                                                                 ----------    ----------

UTILITY PLANT

Electric                                                          5,146,329     5,095,278
Property under capital lease                                        234,339       234,339
Construction work in progress                                        97,373        85,565
Nuclear fuel under capital lease                                     65,083        75,814
                                                                 ----------    ----------
TOTAL UTILITY PLANT                                               5,543,124     5,490,996
Less - accumulated depreciation and amortization                 (2,241,337)   (2,158,800)
                                                                 ----------    ----------
UTILITY PLANT - NET                                               3,301,787     3,332,196
                                                                 ----------    ----------

DEFERRED DEBITS AND OTHER ASSETS

Regulatory assets:
    SFAS 109 regulatory asset - net                                 259,018       270,068
    Unamortized loss on reacquired debt                              28,885        30,629
    Other regulatory assets                                          46,748        49,599
Other                                                                17,641        15,816
                                                                 ----------    ----------
TOTAL                                                               352,292       366,112
                                                                 ----------    ----------

TOTAL ASSETS                                                     $4,282,853    $4,181,041
                                                                 ==========    ==========
See Notes to Financial Statements.


                           ENTERGY LOUISIANA, INC.
                               BALANCE SHEETS
                    June 30, 1999 and December 31, 1998
                                 (Unaudited)


                                                                     1999          1998
                                                                        (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Currently maturing long-term debt                                  $231,985        $6,772
Accounts payable:
  Associated companies                                               36,582        43,051
  Other                                                              80,216        90,465
Customer deposits                                                    55,663        55,966
Taxes accrued                                                        97,831        18,203
Interest accrued                                                     30,107        53,302
Deferred fuel cost                                                        -         7,798
Obligations under capital leases                                     32,539        32,539
Other                                                                 9,607         7,644
                                                                 ----------    ----------
TOTAL                                                               574,530       315,740
                                                                 ----------    ----------

DEFERRED CREDITS AND OTHER LIABILITIES

Accumulated deferred income taxes                                   829,724       840,931
Accumulated deferred investment tax credits                         125,922       128,689
Obligations under capital leases                                     32,545        43,275
Other regulatory liabilities                                         13,225        10,836
Accumulated provisions                                               52,757        52,645
Other                                                                41,012        39,791
                                                                 ----------    ----------
TOTAL                                                             1,095,185     1,116,167
                                                                 ----------    ----------

Long-term debt                                                    1,168,410     1,332,315
Preferred stock with sinking fund                                    35,000        85,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                   70,000        70,000

SHAREHOLDERS' EQUITY

Preferred stock without sinking fund                                100,500       100,500
Common stock, no par value, authorized
   250,000,000 shares; issued and outstanding
   165,173,180 shares                                             1,088,900     1,088,900
Capital stock expense and other                                      (2,321)       (2,320)
Retained earnings                                                   152,649        74,739
                                                                 ----------    ----------
TOTAL                                                             1,339,728     1,261,819
                                                                 ----------    ----------

Commitments and Contingencies (Notes 1 and 2)

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $4,282,853    $4,181,041
                                                                 ==========    ==========
See Notes To Financial Statements.


                        ENTERGY LOUISIANA, INC.
                      SELECTED OPERATING RESULTS
           For the Three and Six Months Ended June 30, 1999
                             (Unaudited)


                                 Three Months Ended    Increase/
          Description             1999       1998     (Decrease)        %
                                     (In Millions)
Electric Operating Revenues:
  Residential                    $ 145.2   $ 126.9        $ 18.3       14
  Commercial                        94.0      83.8          10.2       12
  Industrial                       156.3     136.4          19.9       15
  Governmental                       8.2       7.4           0.8       11
                                 -------------------------------
    Total retail                   403.7     354.5          49.2       14
  Sales for resale
     Associated companies            5.4       9.3          (3.9)     (42)
     Non-associated companies       13.1      15.8          (2.7)     (17)
  Other                             83.4      44.5          38.9       87
                                 -------------------------------
    Total                        $ 505.6   $ 424.1        $ 81.5       19
                                 ===============================

Billed Electric Energy
 Sales (GWH):
  Residential                      1,971     1,905            66        3
  Commercial                       1,287     1,275            12        1
  Industrial                       3,777     3,674           103        3
  Governmental                       115       114             1        1
                                 -------------------------------
    Total retail                   7,150     6,968           182        3
  Sales for resale
     Associated companies            142       207           (65)     (31)
     Non-associated companies        233       260           (27)     (10)
                                 -------------------------------
    Total                          7,525     7,435            90        1
                                 ===============================


                                  Six Months Ended     Increase/
          Description             1999       1998     (Decrease)        %
                                    (In Millions)
Electric Operating Revenues:
  Residential                    $ 257.4   $ 241.0        $ 16.4        7
  Commercial                       173.2     162.5          10.7        7
  Industrial                       294.6     286.0           8.6        3
  Governmental                      16.0      15.8           0.2        1
                                 -------------------------------
    Total retail                   741.2     705.3          35.9        5
  Sales for resale
     Associated companies            7.9      10.3          (2.4)     (23)
     Non-associated companies       24.3      26.8          (2.5)      (9)
  Other                             84.3      37.8          46.5      123
                                 -------------------------------
    Total                        $ 857.7   $ 780.2        $ 77.5       10
                                 ===============================

Billed Electric Energy
 Sales (GWH):
  Residential                      3,661     3,562            99        3
  Commercial                       2,418     2,364            54        2
  Industrial                       7,403     7,315            88        1
  Governmental                       230       238            (8)      (3)
                                 -------------------------------
    Total retail                  13,712    13,479           233        2
  Sales for resale
     Associated companies            240       235             5        2
     Non-associated companies        477       412            65       16
                                 -------------------------------
    Total                         14,429    14,126           303        2
                                  ==============================

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income decreased for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 primarily due to a decrease in electric operating revenues, partially offset by a decrease in operating expenses and lower income taxes.

Revenues and Sales

     The changes in electric operating revenues for the three and six months ended June 30, 1999 are as follows:

                                 Three Months Ended   Six Months Ended
           Description           Increase/(Decrease) Increase/(Decrease)
                                              (In Millions)

Base revenues                           ($1.8)             ($2.5)
Grand Gulf rate rider                   (28.2)             (53.8)
Fuel cost recovery                       (2.2)              (4.1)
Sales volume/weather                      2.0                3.9
Other revenue (including unbilled)      (25.3)             (26.6)
Sales for resale                        (18.8)             (13.7)
                                       ------             ------
   Total                               ($74.3)            ($96.8)
                                       ======             ======

Grand Gulf rate rider revenues

      Rate rider revenues do not affect net income because they are offset by specific incurred expenses.

      Grand Gulf rate rider revenue decreased for the three and six months ended June 30, 1999 as a result of a new rider which became effective October 1, 1998. This new rider eliminated revenues attributable to the Grand Gulf phase-in plan, which was completed in September 1998. However, this decrease was partially offset by the Grand Gulf Accelerated Recovery Tariff, which became effective October 1, 1998. This tariff provides for accelerated recovery of a portion of Entergy Mississippi's Grand Gulf purchased power obligation.

Other revenue

      Other revenue for the three and six months ended June 30, 1999 decreased primarily due to a change in estimated unbilled revenues. The changed estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment. Milder weather in 1999 also contributed to this decrease. The change in estimate is expected to affect comparisons of quarterly and year-to-date revenue to applicable prior period amounts through the first quarter of 2000. Comparative impacts are also affected by seasonal variations in demand.

Sales for resale

      Sales for resale decreased for the three and six months ended June 30, 1999 primarily due to a decrease in sales to associated companies due to changes in generation requirements and availability among the domestic utility companies.

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Expenses

Fuel and purchased power expenses

      Fuel and purchased power expenses decreased for the three and six months ended June 30, 1999 due to a decrease in total generation requirements. The decrease for the three months ended June 30, 1999 was partially offset by a shift from lower priced fuel to higher priced purchased power from affiliates as a result of plant outages in 1999.

Other operation and maintenance

     Other operation and maintenance expenses increased for the three and six months ended June 30, 1999 principally due to plant outages in 1999, adjustments to compensation accruals, and an increase in casualty reserves.

Amortization of rate deferrals

      Amortization of rate deferrals decreased for the three and six months ended June 30, 1999 due to the completion of the Grand Gulf 1 rate phase-in plan in September 1998.

Other

Income taxes

      The effective income tax rates for the three months ended June 30, 1999 and 1998 remained relatively unchanged at 35.1% and 35.9%, respectively. The effective income tax rates for the six months ended June 30, 1999 and 1998 also remained relatively unchanged at 33.7% and 34.1%, respectively.


                          ENTERGY MISSISSIPPI, INC.
                             INCOME STATEMENTS
        For the Three and Six Months Ended June 30, 1999 and 1998
                                 (Unaudited)


                                                                Three Months Ended       Six Months Ended
                                                                1999         1998        1999         1998
                                                                 (In Thousands)            (In Thousands)
OPERATING REVENUES

Domestic electric                                             $194,637     $268,908    $377,080     $473,925
                                                              --------     --------    --------     --------
OPERATING EXPENSES

Operating and Maintenance:
   Fuel, fuel related expenses, and
       gas purchased for resale                                 37,341       59,089      96,775      110,401
   Purchased power                                              79,804       72,031     148,269      138,626
   Other operation and maintenance                              41,795       32,407      72,913       61,253
Taxes other than income taxes                                   11,042       11,043      21,744       22,198
Depreciation and amortization                                   10,984       11,078      22,500       22,394
Other regulatory credits                                        (6,958)      (7,451)    (17,971)     (22,029)
Amortization of rate deferrals                                       -       34,990           -       69,979
                                                              --------     --------    --------     --------
TOTAL OPERATING EXPENSES                                       174,008      213,187     344,230      402,822
                                                              --------     --------    --------     --------

OPERATING INCOME                                                20,629       55,721      32,850       71,103
                                                              --------     --------    --------     --------

OTHER INCOME (DEDUCTIONS)

Allowance for equity funds used during construction                225          (20)        368            -
Gain on sale of assets                                               -            -           -        1,024
Miscellaneous - net                                              1,872        1,004       3,490        2,031
                                                              --------     --------    --------     --------
TOTAL                                                            2,097          984       3,858        3,055
                                                              --------     --------    --------     --------

INTEREST AND OTHER CHARGES

Interest on long-term debt                                       9,800        9,885      19,022       19,461
Other interest - net                                               601          865       1,444        2,159
Allowance for borrowed funds used during construction             (341)         (92)       (696)        (132)
                                                              --------     --------    --------     --------
TOTAL                                                           10,060       10,658      19,770       21,488
                                                              --------     --------    --------     --------

INCOME BEFORE INCOME TAXES                                      12,666       46,047      16,938       52,670

Income taxes                                                     4,444       16,534       5,701       17,962
                                                              --------     --------    --------     --------

NET INCOME                                                       8,222       29,513      11,237       34,708

Preferred dividend requirements of subsidiaries and others         842          842       1,685        1,685
                                                              --------     --------    --------     --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                    $7,380      $28,671      $9,552      $33,023
                                                              ========     ========    ========     ========

See Notes to Financial Statements.


                         ENTERGY MISSISSIPPI, INC.
                         STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 1999 and 1998
                                (Unaudited)


                                                                 1999           1998
                                                                    (In Thousands)
OPERATING ACTIVITIES
  Net income                                                     $11,237       $34,708
  Noncash items included in net income:
    Amortization of rate deferrals                                     -        69,979
    Other regulatory charges                                     (17,971)      (22,029)
    Depreciation, amortization, and decommissioning               22,500        22,394
    Deferred income taxes and investment tax credits              16,220       (15,721)
    Allowance for equity funds used during construction             (368)            -
    Gain/loss on sale of assets                                        -        (1,024)
  Changes in working capital:
    Receivables                                                   20,306       (29,623)
    Fuel inventory                                                (2,837)         (532)
    Accounts payable                                               1,060        15,398
    Taxes accrued                                                    149        20,395
    Interest accrued                                              (3,108)         (244)
    Deferred fuel costs                                           (1,341)       (1,618)
    Other working capital accounts                                 5,988          (254)
  Provision for estimated losses and reserves                        848        (3,299)
  Changes in other regulatory assets                             (34,867)      (40,825)
  Other                                                           17,079        25,642
                                                                --------      --------
    Net cash flow provided by operating activities                34,895        73,347
                                                                --------      --------

INVESTING ACTIVITIES
  Construction expenditures                                      (34,622)      (18,641)
  Allowance for equity funds used during construction                368             -
                                                                --------      --------
    Net cash flow used in investing activities                   (34,254)      (18,641)
                                                                --------      --------

FINANCING ACTIVITIES
  Proceeds from issuance of:
     G&R mortgage bonds                                          124,192        78,703
     Other long-term debt                                         29,570             -
  Retirement of:
     G&R mortgage bonds                                         (132,412)      (80,000)
     Other long-term debt                                           (865)          (20)
  Changes in short-term borrowing, net                            20,576       (35,521)
  Dividends paid:
    Common stock                                                  (9,100)      (16,900)
    Preferred stock                                               (1,685)       (1,685)
                                                                --------      --------
    Net cash flow provided (used) in financing activities         30,276       (55,423)
                                                                --------      --------

Net increase (decrease) in cash and cash equivalents              30,917          (717)

Cash and cash equivalents at beginning of period                   2,640         6,816
                                                                --------      --------

Cash and cash equivalents at end of period                       $33,557        $6,099
                                                                ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                         $22,648       $21,100
    Income taxes                                                 $23,711        $1,054

See Notes to Financial Statements.


                         ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                  June 30, 1999 and December 31, 1998
                               (Unaudited)


                                                                         1999          1998
                            ASSETS                                          (In Thousands)
CURRENT ASSETS

 Cash and cash equivalents:
    Cash                                                                 $3,557        $2,640
    Special deposits                                                     30,000             -
                                                                     ----------    ----------
       Total cash and cash equivalents                                   33,557         2,640
                                                                     ----------    ----------
Accounts receivable:
   Customer                                                              32,409        39,701
   Allowance for doubtful accounts                                       (1,217)       (1,217)
   Associated companies                                                   1,428         5,703
   Other                                                                    531         1,267
  Accrued unbilled revenues                                              37,900        45,904
                                                                     ----------    ----------
       Total receivables                                                 71,051        91,358
                                                                     ----------    ----------
Deferred fuel costs                                                       3,449         2,108
Accumulated deferred income taxes                                           651           665
Fuel inventory - at average cost                                          5,840         3,002
Materials and supplies - at average cost                                 16,301        17,149
Prepayments and other                                                    10,011        12,256
                                                                     ----------    ----------
TOTAL                                                                   140,860       129,178
                                                                     ----------    ----------

OTHER PROPERTY AND INVESTMENTS

Investment in subsidiary companies - at equity                            5,531         5,531
Non-utility property - at cost (less accumulated depreciation)            7,029         7,056
Other - at cost (less accumulated depreciation)                               -            13
                                                                     ----------    ----------
TOTAL                                                                    12,560        12,600
                                                                     ----------    ----------

UTILITY PLANT

Electric                                                              1,747,498     1,718,426
Property under capital lease                                                430           477
Construction work in progress                                            38,765        35,317
                                                                     ----------    ----------
TOTAL UTILITY PLANT                                                   1,786,693     1,754,220
Less - accumulated depreciation and amortization                       (705,150)     (685,214)
                                                                     ----------    ----------
UTILITY PLANT - NET                                                   1,081,543     1,069,006
                                                                     ----------    ----------

DEFERRED DEBITS AND OTHER ASSETS

Regulatory assets:
    SFAS 109 regulatory asset - net                                      25,449        25,515
    Unamortized loss on reacquired debt                                  14,945         7,981
    Other regulatory assets                                             135,533       100,601
Other                                                                     6,914         6,048
                                                                     ----------    ----------
TOTAL                                                                   182,841       140,145
                                                                     ----------    ----------

TOTAL ASSETS                                                         $1,417,804    $1,350,929
                                                                     ==========    ==========
See Notes to Financial Statements.




                         ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                  June 30, 1999 and December 31, 1998
                               (Unaudited)


                                                                         1999          1998
             LIABILITIES AND SHAREHOLDERS' EQUITY                           (In Thousands)
CURRENT LIABILITIES

Currently maturing long-term debt                                       $30,000           $20
Notes payable                                                            21,027           451
Accounts payable:
  Associated companies                                                   38,919        43,640
  Other                                                                  24,225        18,444
Customer deposits                                                        20,907        18,265
Taxes accrued                                                             6,161         6,013
Interest accrued                                                         11,524        14,632
Obligations under capital leases                                             92            92
Other                                                                     2,572         2,319
                                                                     ----------    ----------
TOTAL                                                                   155,427       103,876
                                                                     ----------    ----------

DEFERRED CREDITS AND OTHER LIABILITIES

Accumulated deferred income taxes                                       298,181       281,017
Accumulated deferred investment tax credits                              21,658        22,408
Obligations under capital leases                                            338           384
Accumulated provisions                                                    4,049         3,200
Other                                                                     2,823         4,331
                                                                     ----------    ----------
TOTAL                                                                   327,049       311,340
                                                                     ----------    ----------

Long-term debt                                                          462,778       463,616

SHAREHOLDERS' EQUITY

Preferred stock without sinking fund                                     50,381        50,381
Common stock, no par value, authorized
   15,000,000 shares; issued and outstanding
   8,666,357 shares                                                     199,326       199,326
Capital stock expense and other                                             (59)          (59)
Retained earnings                                                       222,902       222,449
                                                                     ----------    ----------
TOTAL                                                                   472,550       472,097
                                                                     ----------    ----------

Commitments and Contingencies (Notes 1 and 2)

                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $1,417,804    $1,350,929
                                                                     ==========    ==========
See Notes To Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                       SELECTED OPERATING RESULTS
           For the Three and Six Months Ended June 30, 1999
                              (Unaudited)


                                   Three Months Ended  Increase/
          Description             1999       1998     (Decrease)     %
                                    (In Millions)
Electric Operating Revenues:
  Residential                     $ 70.1    $ 83.0      ($12.9)     (16)
  Commercial                        60.1      69.7        (9.6)     (14)
  Industrial                        36.7      43.5        (6.8)     (16)
  Governmental                       5.9       6.8        (0.9)     (13)
                                 -----------------------------
    Total retail                   172.8     203.0       (30.2)     (15)
  Sales for resale
     Associated companies            8.4      24.7       (16.3)     (66)
     Non-associated companies        6.6       9.1        (2.5)     (27)
  Other                              6.8      32.1       (25.3)     (79)
                                 -----------------------------
    Total                        $ 194.6   $ 268.9      ($74.3)     (28)
                                 =============================

Billed Electric Energy
 Sales (GWH):
  Residential                      1,028     1,005          23        2
  Commercial                         986       938          48        5
  Industrial                         787       790          (3)       -
  Governmental                        88        83           5        6
                                 -----------------------------
    Total retail                   2,889     2,816          73        3
  Sales for resale
     Associated companies            188       693        (505)     (73)
     Non-associated companies         89       146         (57)     (39)
                                 -----------------------------
    Total                          3,166     3,655        (489)     (13)
                                 =============================


                                  Six Months Ended     Increase/
          Description             1999       1998     (Decrease)     %
                                    (In Millions)
Electric Operating Revenues:
  Residential                    $ 132.4   $ 157.9      ($25.5)     (16)
  Commercial                       115.2     132.5       (17.3)     (13)
  Industrial                        72.9      84.9       (12.0)     (14)
  Governmental                      11.6      13.2        (1.6)     (12)
                                 -----------------------------
    Total retail                   332.1     388.5       (56.4)     (15)
  Sales for resale
     Associated companies           30.3      42.0       (11.7)     (28)
     Non-associated companies       13.3      15.3        (2.0)     (13)
  Other                              1.4      28.1       (26.7)     (95)
                                 -----------------------------
    Total                        $ 377.1   $ 473.9      ($96.8)     (20)
                                 =============================

Billed Electric Energy
 Sales (GWH):
  Residential                      2,032     2,010          22        1
  Commercial                       1,875     1,774         101        6
  Industrial                       1,542     1,529          13        1
  Governmental                       170       159          11        7
                                 -----------------------------
    Total retail                   5,619     5,472         147        3
  Sales for resale
     Associated companies          1,165     1,233         (68)      (6)
     Non-associated companies        201       211         (10)      (5)
                                 -----------------------------
    Total                          6,985     6,916          69        1
                                 =============================

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income increased for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 primarily due to a decrease in operating expenses and an increase in other income, partially offset by a decrease in operating revenues and an increase in income taxes.

Revenues and Sales

Electric operating revenues

     The changes in electric operating revenues for the three and six months ended June 30, 1999 are as follows:

                                  Three Months Ended   Six Months Ended
           Description           Increase/(Decrease)  Increase/(Decrease)
                                              (In Millions)

Base revenues                            ($1.7)             ($3.9)
Fuel cost recovery                        (6.2)              (9.3)
Sales volume/weather                       2.8                5.1
Other revenue (including unbilled)         3.4                4.4
Sales for resale                          (0.9)               0.7
                                         -----              -----
   Total                                 ($2.6)             ($3.0)
                                         =====              =====

Fuel cost recovery revenues

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

      Fuel cost recovery revenues decreased for the three and six months ended June 30, 1999 primarily due to a shift in generation mix to lower priced fossil fuel.

Sales volume/weather

     Sales volume/weather increased for the six months ended June 30, 1999 primarily due to increased sales to commercial and governmental customers.

Other revenue

      Other revenue for the three and six months ended June 30, 1999 increased primarily due to a change in estimated unbilled revenues. The changed estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment. This increase was partially offset by milder weather in 1999. The change in estimate is expected to affect comparisons of quarterly and year-to-date revenue to applicable prior period amounts through the first quarter of 2000. Comparative impacts are also affected by seasonal variations in demand.

Gas Operating Revenues

     Gas operating revenues decreased for the three and six months ended June 30, 1999 primarily due to lower fuel prices and milder weather.

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Expenses

Fuel and purchased power

      Fuel and purchased power expenses decreased for the three and six months ended June 30, 1999 due to a shift from purchased power and oil to gas because of lower gas unit prices, and due to a plant outage in April 1999.

      The decrease in fuel and purchased power expenses for the three months ended June 30, 1999 was partially offset by increased recovery of deferred fuel expenses as a result of the shift in generation mix.

      Fuel and purchased power expenses also decreased for the six months ended June 30, 1999 due to an under recovery of deferred fuel expenses in the gas operation resulting from decreased gas revenue coupled with increased fuel cost.

Other operation and maintenance

     Other operation and maintenance expenses decreased for the three months ended June 30, 1999 primarily due to the capitalization of costs associated with return to service projects for certain fossil plants.

     Other operation and maintenance expense increased for the six months ended June 30, 1999 due to an increase in environmental reserve provisions and adjustments to compensation accruals.

Amortization of rate deferrals

      Amortization of rate deferrals decreased for the three and six months ended June 30, 1999 primarily due to a schedule rate change in the amortization of Grand Gulf 1 phase-in expenses.

Other

Income taxes

     For the three months ended June 30, 1999 and 1998, the effective income tax rates were 39.6% and 41.0%, respectively. For the six months ended June 30, 1999 and 1998, the effective income tax rates were 41.1% and 44.9%, respectively. The decrease in tax rates for the three and six months ended June 30, 1999 was primarily due to the increase in allowance for equity funds used during construction.


                        ENTERGY NEW ORLEANS, INC.
                           INCOME STATEMENTS
       For the Three and Six Months Ended June 30, 1999 and 1998
                             (Unaudited)


                                                             Three Months Ended    Six Months Ended
                                                               1999      1998      1999       1998
                                                               (In Thousands)        (In Thousands)
OPERATING REVENUES

Domestic electric                                            $104,404  $106,975  $184,446   $187,457
Natural gas                                                    16,882    18,132    42,897     51,312
                                                             --------  --------  --------   --------
TOTAL                                                         121,286   125,107   227,343    238,769
                                                             --------  --------  --------   --------

OPERATING EXPENSES

Operating and Maintenance:
   Fuel, fuel related expenses, and
       gas purchased for resale                                20,140    16,793    51,076     55,684
   Purchased power                                             41,464    52,067    77,916     86,829
   Other operation and maintenance                             17,293    19,944    40,272     37,086
Taxes other than income taxes                                  10,519     9,237    18,137     18,725
Depreciation and amortization                                   5,300     5,298    10,928     11,079
Other regulatory credits                                       (2,162)   (2,449)   (6,610)    (4,845)
Amortization of rate deferrals                                  6,643     8,750    12,786     16,852
                                                             --------  --------  --------   --------
TOTAL OPERATING EXPENSES                                       99,197   109,640   204,505    221,410
                                                             --------  --------  --------   --------

OPERATING INCOME                                               22,089    15,467    22,838     17,359
                                                             --------  --------  --------   --------

OTHER INCOME (DEDUCTIONS)

Allowance for equity funds used during construction               217        (9)      423         89
Gain/(loss) on sale of assets                                       -         -         -        458
Miscellaneous - net                                               559      (644)      972       (336)
                                                             --------  --------  --------   --------
TOTAL                                                             776      (653)    1,395        211
                                                             --------  --------  --------   --------

INTEREST AND OTHER CHARGES

Interest on long-term debt                                      3,319     3,430     6,638      6,859
Other interest - net                                              333       234       654        477
Allowance for borrowed funds used during construction            (156)        8      (311)       (68)
                                                             --------  --------  --------   --------
TOTAL                                                           3,496     3,672     6,981      7,268
                                                             --------  --------  --------   --------

INCOME BEFORE INCOME TAXES                                     19,369    11,142    17,252     10,302

Income taxes                                                    7,675     4,565     7,092      4,627
                                                             --------  --------  --------   --------

NET INCOME                                                     11,694     6,577    10,160      5,675

Preferred dividend requirements of subsidiaries and others        241       241       482        482
                                                             --------  --------  --------   --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                  $11,453    $6,336    $9,678     $5,193
                                                             ========  ========  ========   ========

See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                        STATEMENTS OF CASH FLOWS
             For the Six Months Ended June 30, 1999 and 1998
                              (Unaudited)


                                                                  1999         1998
                                                                   (In Thousands)
OPERATING ACTIVITIES
  Net income                                                      $10,160       $5,675
  Noncash items included in net income:
    Amortization of rate deferrals                                 12,786       16,852
    Other regulatory credits                                       (6,610)      (4,845)
    Depreciation, amortization, and decommissioning                10,928       11,079
    Deferred income taxes and investment tax credits                1,819       (2,745)
    Allowance for equity funds used during construction              (423)         (89)
    Gain/loss on sale of assets                                         -         (458)
  Changes in working capital:
    Receivables                                                    (6,185)      (7,563)
    Fuel inventory                                                  1,229        2,611
    Accounts payable                                                5,798         (885)
    Taxes accrued                                                   6,587        2,825
    Interest accrued                                                 (412)        (384)
    Deferred fuel costs                                           (12,050)      (8,061)
    Other working capital accounts                                   (718)      (6,420)
  Provision for estimated losses and reserves                      (1,568)      (2,247)
  Changes in other regulatory assets                               (7,499)      (3,577)
  Other                                                             5,956        4,538
                                                                  -------       ------
    Net cash flow provided by operating activities                 19,798        6,306
                                                                  -------       ------

INVESTING ACTIVITIES
  Construction expenditures                                       (25,718)      (7,688)
  Allowance for equity funds used during construction                 423           89
                                                                  -------       ------
    Net cash flow used in investing activities                    (25,295)      (7,599)
                                                                  -------       ------

FINANCING ACTIVITIES
    Preferred stock dividends paid                                   (723)        (482)
                                                                  -------       ------
    Net cash flow used in financing activities                       (723)        (482)
                                                                  -------       ------

Net decrease in cash and cash equivalents                          (6,220)      (1,775)

Cash and cash equivalents at beginning of period                   19,667       11,376
                                                                  -------       ------
Cash and cash equivalents at end of period                        $13,447       $9,601
                                                                  =======       ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest - net of amount capitalized                           $7,524       $7,568
    Income taxes - net                                            ($4,644)      $4,802

See Notes to Financial Statements.


                        ENTERGY NEW ORLEANS, INC.
                             BALANCE SHEETS
                   June 30, 1999 and December 31, 1998
                              (Unaudited)


                                                            1999         1998
                     ASSETS                                   (In Thousands)

CURRENT ASSETS

 Cash and cash equivalents:
   Cash                                                    $3,116       $3,769
   Temporary cash investments - at cost,
    which approximates market:
     Associated companies                                   2,370        2,514
     Other                                                  7,961       13,384
                                                         --------     --------
       Total cash and cash equivalents                     13,447       19,667
                                                         --------     --------
Accounts receivable:
  Customer                                                 21,987       24,355
  Allowance for doubtful accounts                            (761)        (761)
  Associated companies                                        660          806
  Other                                                     4,484        3,835
  Accrued unbilled revenues                                24,304       16,254
                                                         --------     --------
     Total receivables                                     50,674       44,489
                                                         --------     --------
Deferred fuel costs                                        13,241        1,191
Fuel inventory - at average cost                            2,243        3,472
Materials and supplies - at average cost                    8,735        8,845
Rate deferrals                                             28,120       28,430
Prepayments and other                                       7,990        6,686
                                                         --------     --------
TOTAL                                                     124,450      112,780
                                                         --------     --------

OTHER PROPERTY AND INVESTMENTS

Investment in subsidiary companies - at equity              3,259        3,259
                                                         --------     --------

UTILITY PLANT

Electric                                                  527,837      514,685
Natural gas                                               134,246      132,568
Construction work in progress                              29,952       20,184
                                                         --------     --------
TOTAL UTILITY PLANT                                       692,035      667,437
Less - accumulated depreciation and amortization         (380,567)    (371,558)
                                                         --------     --------
UTILITY PLANT - NET                                       311,468      295,879
                                                         --------     --------

DEFERRED DEBITS AND OTHER ASSETS

Regulatory assets:
    Rate deferrals                                         23,286       35,762
    Unamortized loss on reacquired debt                     1,293        1,399
    Other regulatory assets                                29,056       21,558
Other                                                       1,269        1,267
                                                         --------     --------
TOTAL                                                      54,904       59,986
                                                         --------     --------

TOTAL ASSETS                                             $494,081     $471,904
                                                         ========     ========
See Notes to Financial Statements.


                        ENTERGY NEW ORLEANS, INC.
                             BALANCE SHEETS
                   June 30, 1999 and December 31, 1998
                              (Unaudited)


                                                            1999         1998
      LIABILITIES AND SHAREHOLDERS' EQUITY                   (In Thousands)
CURRENT LIABILITIES

Accounts payable:
  Associated companies                                    $17,902      $18,283
  Other                                                    17,187       11,008
Customer deposits                                          17,975       18,083
Taxes accrued                                               6,587            -
Accumulated deferred income taxes                          10,320        6,284
Interest accrued                                            4,507        4,919
Other                                                       2,126        1,782
                                                         --------     --------
TOTAL                                                      76,604       60,359
                                                         --------     --------

DEFERRED CREDITS AND OTHER LIABILITIES

Accumulated deferred income taxes                          53,608       57,214
Accumulated deferred investment tax credits                 6,635        6,894
SFAS 109 regulatory liability - net                         2,781          942
Other regulatory liabilities                                2,520        3,146
Accumulated provisions                                      7,799        9,367
Other                                                       8,559        8,116
                                                         --------     --------
TOTAL                                                      81,902       85,679
                                                         --------     --------

Long-term debt                                            169,051      169,018

SHAREHOLDERS' EQUITY

Preferred stock without sinking fund                       19,780       19,780
Common stock, $4 par value, authorized
  10,000,000 shares; issued and outstanding
  8,435,900 shares                                         33,744       33,744
Additional paid-in capital                                 36,293       36,294
Retained earnings                                          76,707       67,030
                                                         --------     --------
TOTAL                                                     166,524      156,848
                                                         --------     --------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $494,081     $471,904
                                                         ========     ========
See Notes To Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                        SELECTED OPERATING RESULTS
            For the Three and Six Months Ended June 30, 1999
                              (Unaudited)


                                   Three Months Ended   Increase/
          Description              1999       1998     (Decrease)     %
                                     (In Millions)
Electric Operating Revenues:
  Residential                     $ 34.4    $ 36.0       ($1.6)      (4)
  Commercial                        33.3      35.4        (2.1)      (6)
  Industrial                         5.5       6.4        (0.9)     (14)
  Governmental                      13.8      14.3        (0.5)      (3)
                                 -----------------------------
    Total retail                    87.0      92.1        (5.1)      (6)
  Sales for resale
     Associated companies            1.6       1.8        (0.2)     (11)
     Non-associated companies        2.5       3.2        (0.7)     (22)
  Other                             13.3       9.9         3.4       34
                                 -----------------------------
    Total                        $ 104.4   $ 107.0       ($2.6)      (2)
                                 =============================

Billed Electric Energy
 Sales (GWH):
  Residential                        502       481          21        4
  Commercial                         556       521          35        7
  Industrial                         127       133          (6)      (5)
  Governmental                       263       250          13        5
                                 -----------------------------
    Total retail                   1,448     1,385          63        5
  Sales for resale
     Associated companies             56        57          (1)      (2)
     Non-associated companies         49        57          (8)     (14)
                                 -----------------------------
    Total                          1,553     1,499          54        4
                                 =============================


                                  Six Months Ended     Increase/
          Description             1999       1998     (Decrease)     %
                                     (In Millions)
Electric Operating Revenues:
  Residential                     $ 59.0    $ 60.9       ($1.9)      (3)
  Commercial                        64.1      66.7        (2.6)      (4)
  Industrial                        10.8      12.3        (1.5)     (12)
  Governmental                      26.6      26.9        (0.3)      (1)
                                 -----------------------------
    Total retail                   160.5     166.8        (6.3)      (4)
  Sales for resale
     Associated companies            6.7       5.2         1.5       29
     Non-associated companies        4.5       5.3        (0.8)     (15)
  Other                             12.7      10.1         2.6       26
                                 -----------------------------
    Total                        $ 184.4   $ 187.4       ($3.0)      (2)
                                 =============================

Billed Electric Energy
 Sales (GWH):
  Residential                        866       836          30        4
  Commercial                       1,046       980          66        7
  Industrial                         242       251          (9)      (4)
  Governmental                       498       469          29        6
                                 -----------------------------
    Total retail                   2,652     2,536         116        5
  Sales for resale
     Associated companies            288       180         108       60
     Non-associated companies         96        95           1        1
                                 -----------------------------
    Total                          3,036     2,811         225        8
                                 =============================

                    SYSTEM ENERGY RESOURCES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months ended June 30, 1999 primarily due to lower income taxes.

       Net income decreased for the six months ended June 30, 1999 primarily as a result of the additional reserves recorded for the potential refund of System Energy's proposed rate increase, partially offset by lower income taxes.

Revenues

     Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt. Operating revenues increased for the three and six months ended June 30, 1999 due to the implementation of the Grand Gulf Accelerated Recovery Tariff (GGART) at Entergy Arkansas and Entergy Mississippi. The tariff was designed to allow Entergy Arkansas and Entergy Mississippi to pay down a portion of their Grand Gulf purchased power obligation in advance of the implementation of retail access. It became effective on January 1, 1999 and October 1, 1998 for Entergy Arkansas and Entergy Mississippi, respectively. The GGART is discussed in Note 2 to the financial statements in the Form 10K.

Expenses

Fuel expenses

      Fuel expenses do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

      Fuel expenses increased for the three and six months ended June 30, 1999 as a result of greater nuclear fuel generation due to a scheduled nuclear refueling outage in April and May 1998.

Other regulatory charges

      The GGART does not affect net income because it is an increase to revenues that is offset by specific incurred expenses.

      The increase in other regulatory charges for the three and six months ended June 30, 1999 reflects the implementation of the GGART at Entergy Arkansas and Entergy Mississippi, as discussed above.

Other

Other income

      Other income increased for the three and six months ended June 30, 1999 due to additional interest income earned on larger short-term cash equivalent investments.

                    SYSTEM ENERGY RESOURCES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Interest charges

      Interest on long-term debt decreased for the three and six months ended June 30, 1999 as a result of the refinancing of pollution control revenue bonds in November 1998, the redemption of a series of first mortgage bonds in April 1999, and the refinancing of pollution control revenue bonds in May and June 1999. Other interest increased for the three and six months ended June 30, 1999 due to an adjustment to interest on the potential refund of System Energy's proposed rate increase.

Income taxes

      The effective income tax rates for the three months ended June 30, 1999 and 1998 were 31.1% and 45.2%, respectively. The effective tax rates for the six months ended June 30, 1999 were 38.8% and 45.2%. The decrease in 1999 was primarily due to the amortization of investment tax credits related to Grand Gulf Unit 2.


                      SYSTEM ENERGY RESOURCES, INC.
                            INCOME STATEMENTS
       For the Three and Six Months Ended June 30, 1999 and 1998
                               (Unaudited)


                                                       Three Months Ended       Six Months Ended
                                                        1999         1998         1999       1998
                                                           (In Thousands)         (In Thousands)
OPERATING REVENUES

Domestic electric                                      $159,505    $144,336     $300,122   $292,942
                                                       --------    --------     --------   --------
OPERATING EXPENSES

Operating and Maintenance:
   Fuel, fuel related expenses, and
      gas purchased for resale                           12,157       6,183       20,793     17,030
   Nuclear refueling outage expenses                      3,505       4,177        7,011      8,776
   Other operation and maintenance                       22,547      22,491       40,992     43,772
Decommissioning                                           4,736       4,736        9,472      9,472
Taxes other than income taxes                             6,767       6,876       13,518     13,638
Depreciation and amortization                            27,559      27,696       56,419     56,118
Other regulatory charges                                 13,540           -       29,385          -
                                                       --------    --------     --------   --------
TOTAL OPERATING EXPENSES                                 90,811      72,159      177,590    148,806
                                                       --------    --------     --------   --------

OPERATING INCOME                                         68,694      72,177      122,532    144,136
                                                       --------    --------     --------   --------

OTHER INCOME

Allowance for equity funds used during construction         648         528        1,313      1,081
Miscellaneous - net                                       4,145       2,507        8,204      5,612
                                                       --------    --------     --------   --------
TOTAL                                                     4,793       3,035        9,517      6,693
                                                       --------    --------     --------   --------

INTEREST AND OTHER CHARGES

Interest on long-term debt                               25,270      28,875       51,099     58,451
Other interest - net                                      5,891       1,614       32,642      3,267
Allowance for borrowed funds used during construction      (466)       (470)      (1,017)      (946)
                                                       --------    --------     --------   --------
TOTAL                                                    30,695      30,019       82,724     60,772
                                                       --------    --------     --------   --------

INCOME BEFORE INCOME TAXES                               42,792      45,193       49,325     90,057

Income taxes                                             13,309      20,414       19,142     40,691
                                                       --------    --------     --------   --------

NET INCOME                                              $29,483     $24,779      $30,183    $49,366
                                                       ========    ========     ========   ========

See Notes to Financial Statements.

                         SYSTEM ENERGY RESOURCES, INC.
                           STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)


                                                              1999        1998
                                                                (In Thousands)
OPERATING ACTIVITIES
  Net income                                                  $30,183     $49,366
  Noncash items included in net income:
    Reserve for regulatory adjustments                         82,492      37,647
    Other regulatory charges                                   29,385           -
    Depreciation, amortization, and decommissioning            65,891      65,590
    Deferred income taxes and investment tax credits          (62,462)    (16,796)
    Allowance for equity funds used during construction        (1,313)     (1,081)
  Changes in working capital:
    Receivables                                               (21,918)        195
    Accounts payable                                           25,103      (9,692)
    Taxes accrued                                              45,944      (7,374)
    Interest accrued                                           (7,686)     (7,559)
    Other working capital accounts                              3,149      (9,376)
  Decommissioning trust contributions and realized
      change in trust assets                                  (11,264)    (11,528)
  Provision for estimated losses and reserves                    (228)       (501)
  Changes in other regulatory assets                           11,889      10,299
  Other                                                        12,630      (6,019)
                                                            ---------    --------
    Net cash flow provided by operating activities            201,795      93,171
                                                            ---------    --------

INVESTING ACTIVITIES
  Construction expenditures                                   (11,200)    (19,472)
  Allowance for equity funds used during construction           1,313       1,081
  Nuclear fuel purchases                                            -     (30,476)
  Proceeds from sale/leaseback of nuclear fuel                      -      30,476
                                                            ---------    --------
    Net cash flow used in investing activities                 (9,887)    (18,391)
                                                            ---------    --------

FINANCING ACTIVITIES
  Proceeds from issuance of:
     Other long-term debt                                     101,862           -
  Retirement of:
     First mortgage bonds                                     (60,000)    (60,000)
     Other long-term debt                                    (122,884)          -
    Common stock dividends paid                               (32,500)    (47,800)
                                                            ---------    --------
    Net cash flow used in financing activities               (113,522)   (107,800)
                                                            ---------    --------

Net increase (decrease) in cash and cash equivalents           78,386     (33,020)

Cash and cash equivalents at beginning of period              281,299     206,410
                                                            ---------    --------

Cash and cash equivalents at end of period                   $359,685    $173,390
                                                            =========    ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                      $70,231     $65,226
    Income taxes                                              $19,744     $54,956
  Noncash investing and financing activities
    Change in unrealized appreciation                           ($792)     $1,662
     (depreciation) of trust assets

See Notes to Financial Statements.



                        SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEETS
                    June 30, 1999 and December 31, 1998
                                (Unaudited)


                                                              1999          1998
                       ASSETS                                   (In Thousands)
CURRENT ASSETS

 Cash and cash equivalents:
   Cash                                                           $63          $120
   Temporary cash investments - at cost,
    which approximates market:
     Associated companies                                      82,496        44,458
     Other                                                    277,126       236,721
                                                           ----------    ----------
     Total cash and cash equivalents                          359,685       281,299
                                                           ----------    ----------
Accounts receivable:
   Associated companies                                        79,861        80,713
   Other                                                       27,202         4,431
                                                           ----------    ----------
     Total receivables                                        107,063        85,144
                                                           ----------    ----------
Materials and supplies - at average cost                       62,844        62,203
Deferred nuclear refueling outage costs                         6,406        12,853
Prepayments and other                                           5,292         2,592
                                                           ----------    ----------
TOTAL                                                         541,290       444,091
                                                           ----------    ----------

OTHER PROPERTY AND INVESTMENTS

Decommissioning trust funds                                   123,754       113,282
                                                           ----------    ----------

UTILITY PLANT

Electric                                                    3,034,167     3,031,340
Property under capital lease                                  441,614       440,394
Construction work in progress                                  60,360        57,076
Nuclear fuel under capital lease                               71,302        64,621
                                                           ----------    ----------
TOTAL UTILITY PLANT                                         3,607,443     3,593,431
Less - accumulated depreciation and amortization           (1,252,532)   (1,198,266)
                                                           ----------    ----------
UTILITY PLANT - NET                                         2,354,911     2,395,165
                                                           ----------    ----------

DEFERRED DEBITS AND OTHER ASSETS

Regulatory assets:
    SFAS 109 regulatory asset - net                           208,795       221,996
    Unamortized loss on reacquired debt                        57,770        57,150
    Other regulatory assets                                   189,567       188,256
Other                                                          12,737        11,265
                                                           ----------    ----------
TOTAL                                                         468,869       478,667
                                                           ----------    ----------

TOTAL ASSETS                                               $3,488,824    $3,431,205
                                                           ==========    ==========
See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEETS
                    June 30, 1999 and December 31, 1998
                                (Unaudited)


                                                              1999          1998
                                                               (In Thousands)
        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

Currently maturing long-term debt                            $102,947      $175,820
Accounts payable:
  Associated companies                                         47,186        25,975
  Other                                                        23,311        19,420
Taxes accrued                                                 122,750        76,806
Accumulated deferred income taxes                               2,542         5,022
Interest accrued                                               34,337        42,022
Obligations under capital leases                               41,835        41,835
Other                                                           1,585         1,543
                                                           ----------    ----------
TOTAL                                                         376,493       388,443
                                                           ----------    ----------

DEFERRED CREDITS AND OTHER LIABILITIES

Accumulated deferred income taxes                             452,016       506,727
Accumulated deferred investment tax credits                    94,957        96,695
Obligations under capital leases                               29,466        22,786
FERC settlement - refund obligation                            40,338        43,159
Other regulatory liabilities                                   76,373        43,309
Decommissioning                                               118,630       107,365
Regulatory reserves                                           241,779       159,287
Accumulated provisions                                          1,744         1,971
Other                                                          18,273        17,524
                                                           ----------    ----------
TOTAL                                                       1,073,576       998,823
                                                           ----------    ----------

Long-term debt                                              1,156,963     1,159,830

SHAREHOLDERS' EQUITY

  Common stock, no par value, authorized
   1,000,000 shares; issued and outstanding
   789,350 shares                                             789,350       789,350
  Retained earnings                                            92,442        94,759
                                                           ----------    ----------
TOTAL                                                         881,792       884,109
                                                           ----------    ----------

Commitments and Contingencies (Notes 1 and 2)

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $3,488,824    $3,431,205
                                                           ==========    ==========
See Notes To Financial Statements.

                ENTERGY CORPORATION AND SUBSIDIARIES

                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)


NOTE 1.  COMMITMENTS AND CONTINGENCIES

Cajun - Coal Contracts  (Entergy Corporation and Entergy Gulf States)

      See "Cajun - Coal Contracts" in Note 9 of the Form 10-K for information relating to the declaratory judgment actions filed by Entergy Gulf States in the U.S. Bankruptcy Court in which the Cajun bankruptcy case is pending. The appeals of the bankruptcy judge's rulings in the declaratory judgment actions have been stayed pending a resolution of the plan of reorganization confirmation process in the bankruptcy case.

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

      In July 1999, Entergy's non-utility nuclear power business purchased the 670 MW Pilgrim Nuclear Station (Pilgrim) from Boston Edison (BECO). As discussed in the Form 10-K, the Price-Anderson Act assessment exposure for Pilgrim is $88.1 million per nuclear incident. With the addition of Pilgrim, the private insurance program providing coverage for worker tort claims discussed in the Form 10-K provides for a maximum assessment of approximately $18.6 million for Entergy's six nuclear units. Pilgrim is insured for $1.15 billion in property damages under the insurance programs discussed in the Form 10-K. Pilgrim's assessment maximum under the property damage and replacement power/business interruption insurance programs discussed in the Form 10-K is $7.3 million. The spent fuel storage facility at Pilgrim is expected to provide storage capacity until approximately 2003. The facility will be modified to provide sufficient capacity through approximately 2012. As part of the Pilgrim purchase, BECO has funded a $471 million decommissioning trust fund, which based on Entergy's estimate is adequate to cover future decomissioning costs.

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

Environmental Issues

(Entergy Gulf States)

      Entergy Gulf States has been designated as a potentially responsible party (PRP) for the cleanup of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the clean up of certain of these sites. As of June 30, 1999, a remaining recorded liability of approximately $20 million existed relating to the clean up of the remaining sites at which Entergy Gulf States has been designated a PRP. See "Environmental Regulation" in Item 1 of Part I of the Form 10-K for additional discussion of Entergy Gulf States environmental clean-up activity and related litigation.

(Entergy Louisiana and Entergy New Orleans)

      During  1993, the Louisiana Department of Environmental Quality
(LDEQ) issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and chose to upgrade or close them. Cumulative expenditures relating to the upgrades and closures of wastewater impoundments were $7.1 million as of June 30, 1999. At June 30, 1999, remaining recorded liabilities in the amount of $5.4 million and $0.5 million existed for wastewater upgrades and closures for Entergy Louisiana and Entergy New Orleans, respectively. Completion of this work is pending LDEQ approval.

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

Reimbursement Agreement  (System Energy)

      Under a bank letter of credit and reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the agreement) of at least 1.60 times earnings. System Energy was in compliance with the above covenants at June 30, 1999. See Note 9 to the Form 10-K for further information.

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

      See Note 2 to the Form 10-K for information regarding the settlement agreement filed with the APSC and the establishment of a transition cost account. The estimated transition cost account reserve recorded for Entergy Arkansas in 1998 was adjusted in June 1999 as a result of the final 1998 APSC order on the transition cost account for a negative net income impact of $.9 million. The results of operations reflect these charges in operating expenses. As of June 30, 1999, the transition cost account balance was $94.6 million.

Filings with the PUCT  (Entergy Corporation and Entergy Gulf States)

     Previous developments and information related to Entergy Gulf States' retail rate proceedings are presented in Note 2 to the Form 10-K.

    In June 1999, the PUCT issued its final order approving the settlement agreement that Entergy Gulf States had entered into in February 1999. On July 20, 1999, intervenor Office of Public Utility Counsel (OPC) filed a motion for rehearing, addressing limited portions of the discussion included in the final order. On August 5, 1999, the PUCT voted not to hear the OPC's motion for rehearing. The OPC then filed a notice to withdraw from the settlement alleging that the PUCT order was not materially consistent with the settlement agreement and that the withdrawal rendered the agreement null and void. The PUCT is expected to consider the matter in mid-August. Entergy Gulf States cannot predict the impact of OPC's notice to withdraw on this proceeding. The settlement agreement resolves the pending appeal of Entergy Gulf States' 1996 rate proceedings as well as its 1998 rate proceedings and all of the settling parties' pending appeals in other matters, except for the appeal in the River Bend abeyed cost recovery proceeding. The settlement agreement provides for the following:

     o an annual $4.2 million base rate reduction, effective March 1, 1999, which is in addition to the annual $69 million base rate reduction (net of River Bend accounting order deferrals) in the PUCT's second order on rehearing in October 1998;
     o a methodology for semi-annual revisions of the fixed fuel factor based on the market price of natural gas;
     o a base rate freeze through June 1, 2000;
     o amortization of the remaining River Bend accounting order deferrals as of January 1, 1999, over three years on a straight-line basis, provided that such accounting order deferrals shall not be recognized in any subsequent base rate case or stranded cost calculation;
     o the dismissal of all pending appeals of the settling parties relating to Entergy Gulf States' proceedings with the PUCT, except the River Bend appeal discussed in Note 2 to the Form 10-K; and
     o the potential recovery in the River Bend appeal is limited to $115 million net plant in service as of January 1, 2002, less depreciation over the remaining life of the plant beginning January 1, 2002 through the date the plant costs are included in rate base, provided that any such recovery shall not be used to increase rates above the level agreed to in the settlement agreement.

     As  a  result of the settlement agreement, in June 1999, Entergy
Gulf States

     o removed a $207.3 million deferred debit and the associated provision recorded for unrecovered purchased power costs and deferred revenue from Nelson Industrial Steam Company from its balance sheet, which had no net income impact on Entergy Gulf States;
     o removed the reserve for River Bend plant costs held in abeyance and reduced the plant asset, resulting in other income of $4.8 million; and
     o removed the $93.9 million reserve for the amortization of River
       Bend accounting order deferrals to reflect the three year amortization schedule detailed in the agreement. The income impact of this removal was largely offset by an increase in the rate of amortization of the accounting order deferrals.

     In December 1998, the PUCT issued an order approving the implementation of a revised fixed fuel factor and fuel and purchased power surcharge that would result in increased revenues of $42.4 million annually and recovery of $112.1 million of under-recovered fuel costs, inclusive of interest, over a 24-month period. These increases were implemented in the first billing cycle in February 1999. In March 1999, North Star Steel Texas, Inc. and certain cities served by Entergy Gulf States appealed the PUCT's order to the State District Court in Travis County, Texas. Entergy Gulf States cannot predict the outcome of such appeals, although these cities have agreed to dismiss their appeal upon approval of the settlement agreement described above.

     Based on the settlement agreement discussed above, Entergy Gulf States has adopted a methodology for calculating its fixed fuel factor based on the market price of natural gas. This calculation and any necessary adjustments to the fuel factor will be made semi-annually effective March 1, 1999. The calculation for March 1, 1999 showed that the fuel factor adopted in the December 1998 PUCT order discussed above should be reduced. This fuel factor reduction was approved by the PUCT in February 1999. The amounts at issue in this proceeding will be the subject of fuel reconciliation proceedings before the PUCT, including a fuel reconciliation case filed by Entergy Gulf States on July 15, 1999, in which the PUCT will consider the reasonableness of Entergy Gulf States' fuel and purchased power expenses incurred between July 1, 1996 and February 28, 1999. Management cannot predict the ultimate outcome of the fuel reconciliation proceedings.

     In June 1999, the PUCT instituted a proceeding to consider the final adjustment of the rate refunds that were ordered in the PUCT's October 1998 second order on rehearing described in Note 2 to the Form 10-K. These refunds were required to occur over the fourteen-month period of August 1998 through September 1999. The PUCT issued an order on July 16, 1999 adopting a methodology which requires
Entergy Gulf States to refund approximately an additional $24 million. This refund was recorded in the second quarter of 1999 and is reflected as a reduction in operating revenues. Further proceedings before the PUCT will be required to determine the precise amount of the refund.

Filings with the LPSC (Entergy Corporation, Entergy Gulf States and Entergy Louisiana)

      In September 1996, the LPSC completed the second phase of its review of Entergy Gulf States' fuel costs, which covered the period October 1991 through December 1994. In October 1996, the LPSC issued an order requiring a $34.2 million refund. The refund includes a disallowance of $14.3 million of capital costs (including interest) related to certain gas transportation and storage facilities, which were recovered through the fuel clause, and which have been refunded pursuant to the October 1996 LPSC Settlement. Entergy Gulf States will be permitted to recover these costs in the future through base rates. Subsequently, Entergy Gulf States appealed and received an injunction to stay this order, except insofar as the order required the $14.3 million refund. In January 1999, the Louisiana Supreme Court affirmed the LPSC's October 1996 order. Pursuant to this decision, Entergy Gulf States expects to refund $26.2 million, including interest, in the third quarter of 1999. Management reserved for this refund in 1998 in connection with estimates of the probable outcome of this proceeding and the annual earnings reviews discussed in Note 2 to the Form 10-K.

     In March 1999, the LPSC deferred making a decision on whether electric industry restructuring is in the public interest. Anticipating that retail competition will be in the public interest at some future date, the LPSC approved the development of a Louisiana specific plan for possible future implementation. The LPSC staff, outside consultants, and counsel were directed to work together to analyze and resolve outstanding issues and recommend a plan for the implementation of retail competition for consideration by the LPSC on or before January 1, 2001. Once the Louisiana specific plan is presented to the LPSC, and if it is determined that retail competition is in the public interest, the LPSC staff, outside consultants, counsel, and industry members will work together to refine the submitted plan in order that it can be implemented at a future date.

     In April 1999, Entergy Louisiana submitted its fourth annual performance-based formula rate plan filing for the 1998 test year. The filing indicated that a $20.7 million base rate reduction might be appropriate, for implementation on August 2, 1999. Based on
Entergy Louisiana's filing and on subsequent comments filed by Entergy Louisiana, the LPSC staff, and other parties, Entergy Louisiana implemented an interim rate reduction of approximately $15.0 million, effective August 1, 1999. Entergy Louisiana's filing will then be subject to further review by the LPSC, which may result in an additional change in rates. No procedural schedule has been established by the LPSC.

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

      In May 1999, Entergy Gulf States filed its sixth required post-Merger earnings analysis with the LPSC. This filing will be subject to review by the LPSC, which may result in a change in rates.

      In June 1999, Entergy Gulf States recorded an additional $8.8 million reserve for management's updated estimates of the outcomes of the annual earnings reviews and fuel cost review in Louisiana. This reserve is reflected as a reduction of Entergy Gulf States' operating revenues.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

       In March 1999, Entergy Mississippi submitted its annual performance-based formula rate plan filing for the 1998 test year. In April 1999, the MPSC issued an order approving a prospective rate reduction of $13.3 million. This rate reduction went into effect May 1, 1999. In June 1999, Entergy Mississippi revised its March 1999 filing to include a portion of refinanced long-term debt not included in the original filing. This revision resulted in an additional rate reduction of approximately $1.5 million, effective July 1999.

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

      If the FERC were to approve the ALJ's findings, System Energy would be required to make a refund of money collected under its proposed tariff in the amount of $212 million as of June 30, 1999, together with interest in the amount of $29.8 million. As of June 30, 1999, System Energy has provided reserves for such refund and interest thereon in the aggregate amount of $241.8 million. It is not certain when FERC may issue a final order in this rate proceeding or whether FERC will accept, modify, or reject the ALJ's findings. Although management believes that the reserves discussed above are adequate to reflect the probable outcome of this proceeding, additional reserves or write-offs could be required in the future.


NOTE 3.  COMMON STOCK (Entergy Corporation)

      During the six months ended June 30, 1999, Entergy Corporation repurchased 505,550 shares of common stock in the open market. These shares will be used to fulfill the requirements of various compensation and benefit plans. Entergy Corporation issued 585,398 shares of its previously repurchased common stock to satisfy stock options exercised and employee stock purchases. In addition, Entergy Corporation received proceeds of $3.8 million from the issuance of 125,330 shares of common stock under its dividend reinvestment and stock purchase plan.

     In addition, on July 30, 1999, the Board approved the commitment of up to $750 million in funds towards the repurchase of Entergy common stock. These purchases will be made on a discretionary basis, utilizing internal funds.


NOTE 4.  LONG-TERM DEBT

(Entergy Mississippi)

     On July 1, 1999 Entergy Mississippi redeemed, prior to maturity, Pollution Control Revenue Bonds totaling $30 million with rates and maturity dates of 7.625% due 2012, 9.0% and 9.5% due 2013, and 9.5%
due 2014. Proceeds from the issuance on May 28, 1999 of $30 million of Pollution Control Revenue Refunding Bonds, accruing interest at a variable rate, initially 3.25%, due 2022, were used for these redemptions.

(Entergy Louisiana)

      On July 6, 1999, Entergy Louisiana redeemed, prior to maturity, $115 million of 8.25% Pollution Control Revenue Bonds due 2014. Proceeds from the issuance on June 25, 1999 of $55 million of Pollution Control Revenue Refunding Bonds, accruing interest at a rate of 4.85% per annum for the first three years, due 2030 and $60 million of Pollution Control Revenue Refunding Bonds, accruing interest at a variable rate, initially 3.75%, due 2030 were used for this redemption.


NOTE 5.  RETAINED EARNINGS (Entergy Corporation)

      On July 30, 1999, Entergy Corporation's Board of Directors declared a common stock dividend of $.30 per share, payable on September 1, 1999, to holders of record on August 11, 1999.


NOTE 6.   BUSINESS SEGMENT INFORMATION  (Entergy Corporation)

      See  Note 14 to the financial statements in the Form  10-K  for information regarding Entergy's adoption of SFAS 131 and its operating segments. Entergy's segment financial information for the three months ended June 30, 1999 and 1998 is as follows (in thousands):

                                 Domestic     Power      Entergy   CitiPower*   All Other*  Eliminations  Consolidated
                                Utility and Marketing    London*
                                  System       and
                                  Energy     Trading*
1999
Operating Revenues               $1,646,026   $669,027   $      -     $      -      $9,638      ($8,287)    $2,316,404
                                 -------------------------------------------------------------------------------------
Operating Expenses:
  Fuel & gas purch. for resale      391,581    101,630          -            -      (2,340)           -        490,871
  Purchased power                   134,380    547,921          -            -        (273)      (5,201)       676,827
  Nuclear refueling outages          17,135          -          -            -           -            -         17,135
  Other operation & maint.          333,614     17,776          -            -      52,847       (3,531)       400,706
  Deprec, amort. & decomm.          185,514      1,205          -            -       1,220            -        187,939
  Taxes other than income            82,097        215          -            -         741            -         83,053
  Other regulatory credits           (2,845)         -          -            -           -            -         (2,845)
  Amort. of rate deferrals           88,767          -          -            -           -            -         88,767
                                 -------------------------------------------------------------------------------------
     Total oper. expenses         1,230,243    668,747          -            -      52,195       (8,732)     1,942,453
                                 -------------------------------------------------------------------------------------
Operating Income                    415,783        280          -            -     (42,557)         445        373,951
Other Income (Deductions)            18,562        716          -            -      59,442         (590)        78,130
Interest Charges                    151,574        (49)         -            -       4,510         (145)       155,890
                                 -------------------------------------------------------------------------------------
Income Before Income Taxes          282,771      1,045          -            -      12,375            -        296,191
Income Taxes                        107,903      1,187          -            -     (22,657)           -         86,433
                                 -------------------------------------------------------------------------------------
Net Income (Loss)                  $174,868      ($142)  $      -   $        -     $35,032    $       -       $209,758
                                 =====================================================================================
1998
Operating Revenues               $1,542,426   $389,142   $479,001      $85,771     $23,837     ($11,363)    $2,508,814
                                 -------------------------------------------------------------------------------------
Operating Expenses:
  Fuel & gas purch. for resale      311,216     18,632          -            -      (1,994)           -        327,854
  Purchased power                   189,401    318,229    296,339       27,623     (14,498)      (8,830)       808,264
  Nuclear refueling outages          21,015          -          -            -           -            -         21,015
  Other operation & maint.          331,690     14,410     73,179       23,921      60,283       (2,978)       500,505
  Deprec, amort. & decomm.          189,473      1,290     35,275        7,031      12,020            -        245,089
  Taxes other than income            82,005        305          -        7,341         667            -         90,318
  Other regulatory credits          (25,017)         -          -            -           -            -        (25,017)
  Amort. of rate deferrals           68,076          -          -            -           -            -         68,076
                                 -------------------------------------------------------------------------------------
     Total oper. expenses         1,167,859    352,866    404,793       65,916      56,478      (11,808)     2,036,104
                                 -------------------------------------------------------------------------------------
Operating Income                    374,567     36,276     74,208       19,855     (32,641)         445        472,710
Other Income (Deductions)             7,850      2,080      8,818          136       3,282         (684)        21,482
Interest Charges                    136,566         94     49,568       13,758      11,884         (239)       211,631
                                 -------------------------------------------------------------------------------------
Income Before Income Taxes          245,851     38,262     33,458        6,233     (41,243)           -        282,561
Income Taxes                         99,988     14,972     10,409        1,916     (60,703)           -         66,582
                                 -------------------------------------------------------------------------------------
Net Income (Loss)                  $145,863    $23,290    $23,049       $4,317     $19,460    $       -       $215,979
                                 =====================================================================================


     Entergy's segment financial information for the six months ended
June 30, 1999 is as follows:

                                Domestic     Power      Entergy  CitiPower*   All Other*  Eliminations  Consolidated
                                Utility    Marketing    London*
                               and System     and
                                 Energy    Trading*
1999
Operating Revenues             $2,932,729  $1,013,465   $      -   $       -     $21,734     ($11,602)   $3,956,326
                               ------------------------------------------------------------------------------------
Operating Expenses:
  Fuel & gas purch. for resale    736,178     160,006          -           -      (2,340)           -       893,844
  Purchased power                 215,728     842,234          -           -        (273)      (7,063)    1,050,626
  Nuclear refueling outages        36,820           -          -           -           -            -        36,820
  Other operation & maint.        651,640      31,785          -           -      90,609       (5,696)      768,338
  Deprec, amort. & decomm.        377,672       2,328          -           -       4,981            -       384,981
  Taxes other than income         164,393         399          -           -       1,329            -       166,121
  Other regulatory credits        (18,970)          -          -           -           -            -       (18,970)
  Amort. of rate deferrals         97,180           -          -           -           -            -        97,180
                               ------------------------------------------------------------------------------------
     Total oper. expenses       2,260,641   1,036,752          -           -      94,306      (12,759)    3,378,940
                               ------------------------------------------------------------------------------------
Operating Income                  672,088     (23,287)         -           -     (72,572)       1,157       577,386
Other Income (Deductions)          29,675       1,983          -           -      93,887       (1,469)      124,076
Interest Charges                  276,822        (113)         -           -      10,795         (312)      287,192
                               ------------------------------------------------------------------------------------
Income Before Income Taxes        424,941     (21,191)         -           -      10,520            -       414,270
Income Taxes                      167,497      (7,036)         -           -     (28,855)           -       131,606
                               ------------------------------------------------------------------------------------
Net Income (Loss)                $257,444    ($14,155)   $     -     $     -     $39,375    $       -      $282,664
                               ====================================================================================
1998
Operating Revenues             $2,923,472    $657,558 $1,029,791    $157,501     $69,169     ($15,585)   $4,821,906
                               ------------------------------------------------------------------------------------
Operating Expenses:
  Fuel & gas purch. for resale    651,477      27,334          -           -      (1,994)           -       676,817
  Purchased power                 326,750     569,475    663,235      54,010     (14,498)     (12,034)    1,586,938
  Nuclear refueling outages        43,689           -          -           -           -            -        43,689
  Other operation & maint.        649,340      21,485    167,365      33,071     117,373       (4,441)      984,193
  Deprec, amort. & decomm.        383,362       2,540     69,020      14,442      28,183            -       497,547
  Taxes other than income         169,103         510          -      15,121       1,378            -       186,112
  Other regulatory credits        (59,783)          -          -           -           -            -       (59,783)
  Amort. of rate deferrals        148,176           -          -           -           -            -       148,176
                               ------------------------------------------------------------------------------------
     Total oper. expenses       2,312,114     621,344    899,620     116,644     130,442      (16,475)    4,063,689
                               ------------------------------------------------------------------------------------
Operating Income                  611,358      36,214    130,171      40,857     (61,273)         890       758,217
Other Income (Deductions)          25,887       4,224     17,557         145       8,921       (1,330)       55,404
Interest Charges                  275,603          94     97,142      28,339      21,869         (440)      422,607
                               ------------------------------------------------------------------------------------
Income Before Income Taxes        361,642      40,344     50,586      12,663     (74,221)           -       391,014
Income Taxes                      151,776      15,827     15,660       2,491     (70,773)           -       114,981
                               ------------------------------------------------------------------------------------
Net Income (Loss)                $209,866     $24,517    $34,926     $10,172     ($3,448)    $      -      $276,033
                               ====================================================================================


      Businesses marked with * are referred to as the "competitive businesses," with the exception of the parent company, Entergy
Corporation, which is also included in the "All Other" column. Reconciling items are principally intersegment activity.

                 __________________________________


     In the opinion of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, the accompanying unaudited condensed financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. However, the business of the domestic utility companies and System Energy is subject to seasonal fluctuations with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

                ENTERGY CORPORATION AND SUBSIDIARIES
                     PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

      See "PART I, Item 1, Other Regulation and Litigation" in the Form 10-K for a discussion of legal proceedings affecting Entergy. Set forth below are updates to the information contained in the Form 10-K.

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

Ratepayer  Lawsuits   (Entergy Corporation,  Entergy  Louisiana,  and
Entergy New Orleans)

      See "Ratepayer Lawsuits" in Item 1 of Part I of the Form 10-K and in Item 1 of Part II of the 1999 first quarter Form 10-Q for a discussion of the lawsuits filed by ratepayers with the LPSC and in Louisiana state courts in Orleans and East Baton Rouge Parishes.

      The plaintiffs in the fuel adjustment clause proceeding before the LPSC have filed testimony in which they purport to quantify many of their claims in an amount totaling $488 million, plus interest. Entergy Louisiana believes that this case is without merit and is vigorously defending itself in the lawsuit.

      The plaintiffs in the fuel adjustment clause case against Entergy New Orleans, Entergy Corporation, Entergy Services, Inc. and Entergy Power, Inc. pending in state court in Orleans Parish have filed a similar complaint with the New Orleans City Council against the same defendants named in the state court case. Entergy New Orleans believes that this case is without merit and is vigorously defending itself in the lawsuit.

Fiber  Optic  Cable  Litigation  (Entergy Corporation,  Entergy
Gulf States)

      See "Fiber Optic Cable Litigation" in Item 1 of Part II of the 1999 first quarter Form 10-Q for information relating to the lawsuit filed by a group of property owners against Entergy Corporation, Entergy Gulf States, Entergy Services, and ETHC.

Franchise Service Area Litigation  (Entergy Gulf States)

      See "Franchise Service Area Litigation" in Item 1 of Part 1 of the Form 10-K for information relating to the request filed by Beaumont Power and Light Company (BP&L) with the PUCT to obtain a certificate of convenience and necessity for those portions of Jefferson County outside the boundaries of any municipality for which Entergy Gulf States provides retail electric service. In March 1999 in a similar proceeding involving Corpus Christi Power & Light Company (CCP&L), the ALJ issued an interim order finding that CCP&L has not demonstrated that it is a public utility. The PUCT's General Counsel and CCP&L have filed appeals of the interim order, and the appeal was heard by the PUCT in April 1999. CCP&L has filed, at the request of the PUCT, a list of assets it intends to own and operate as an electric utility. The BP&L proceeding is abated pending resolution of this phase of the CCP&L proceeding.

Litigation  Environment   (Entergy  Corporation,  Entergy   Arkansas,
Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The four states in which Entergy and the domestic utility companies operate, and in particular Louisiana and Texas, have proven to be unusually litigious environments. Judges and juries in Louisiana and Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases. Entergy uses all means appropriate to contest litigation threatened or filed against it, but the litigation environment in the states referred to poses a significant business risk.

Environmental Matters  (Entergy Louisiana and Entergy New Orleans)

      Entergy New Orleans is currently involved in the stabilization and abatement of asbestos containing material at the A. B. Paterson Generating Plant, located in New Orleans, Louisiana. Entergy has notified the Louisiana Department of Environmental Quality of its intent to repair and remove insulation and machinery gaskets. On-site abatement of gaskets and insulating material is scheduled to be completed during the third quarter of 1999. The cost incurred through June 30, 1999 is approximately $1.1 million, and future costs are not expected to exceed the existing provision of approximately $1.1 million.

      During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. As a result, a remaining recorded liability in the amount of $5.4 million for Entergy Louisiana and $500,000 for Entergy New Orleans existed at June 30, 1999 for wastewater upgrades and closures. Completion of this work is awaiting the LDEQ's approval.

Ice Storm Litigation  (Entergy Corporation and Entergy Gulf States)

      In January 1997, a group of Entergy Gulf States customers in Texas filed a lawsuit against Entergy Corporation, Entergy Gulf States, and other Entergy subsidiaries in state court in Jefferson County, Texas purportedly on behalf of all Entergy Gulf States customers in Texas who sustained outages in a January 1997 ice storm. The lawsuit alleges that Entergy failed to properly maintain its electrical distribution system and respond to the ice storm. The district court certified the class in April 1999. Entergy has appealed the class certification, and is vigorously defending itself in the lawsuit. Entergy believes that the lawsuit is without merit. A similar lawsuit was filed in Louisiana in 1997, in which class certification was denied.

Item 4.  Submission of Matters to a Vote of Security Holders

Election of Board of Directors

                         Entergy Corporation

      The annual meeting of stockholders of Entergy Corporation was held on May 14, 1999. The following matters were voted on and received the specified number of votes for, abstentions, votes withheld (against), and broker non-votes:

1.   Election of Directors:

                                                                    Broker Non-
Name of Nominee           Votes For    Abstentions   Votes Withheld    Votes

W. Frank Blount           211,606,931     N/A         3,033,455         N/A
John A. Cooper, Jr.       211,627,403     N/A         3,012,983         N/A
George W. Davis           211,505,984     N/A         3,134,402         N/A
Norman C. Francis         211,519,801     N/A         3,120,585         N/A
J. Wayne Leonard          208,600,306     N/A         6,040,080         N/A
Robert v.d. Luft          211,596,589     N/A         3,043,797         N/A
Kinnaird R. McKee         211,522,279     N/A         3,118,107         N/A
Thomas F. McLarty, III    208,060,960     N/A         6,579,426         N/A
Paul W. Murrill           211,467,129     N/A         3,173,257         N/A
James R. Nichols          211,597,601     N/A         3,042,785         N/A
Eugene H. Owen            211,583,650     N/A         3,056,736         N/A
John N. Palmer, Sr.       211,677,291     N/A         2,963,095         N/A
D. H. Reilley             208,580,920     N/A         6,059,466         N/A
Wm. Clifford Smith        211,642,696     N/A         2,997,690         N/A
Bismark A. Steinhagen     211,653,251     N/A         2,987,135         N/A


2. Stockholder proposal that Entergy discontinue bonuses immediately and discontinue the use of options, rights, stock appreciation rights, etc., after termination of any existing programs for top management: 186,828,055 votes against; 15,234,036 broker non-votes; 10,314,168 votes for; and 2,264,127 abstentions.

3. Stockholder proposal that beginning with fiscal year 2000, Entergy policy shall be to tie at least half of Executive Management's compensation to the amount of common stockholder's dividend paid out each year: 185,955,883 votes against; 15,224,046 broker non-votes; 11,468,143 votes for; and 1,992,314 abstentions.

4. Stockholder proposal that Entergy be compelled to resume issuing Quarterly Stockholders Reports: 189,041,197 votes against; 15,175,042 broker non-votes; 7,661,850 votes for; and 2,762,297 abstentions.

5. Ratify the appointment of independent public accountants, PricewaterhouseCoopers LLP for the year 1999: 212,809,750 votes for; 916,286 votes against; 914,350 abstentions; and broker non-votes are not applicable.

(Entergy Arkansas)

      A consent in lieu of the annual meeting of common stockholders was executed on July 7, 1999. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Arkansas: Thomas J. Wright, Donald C. Hintz, and C. John Wilder.

(Entergy Gulf States)

      A consent in lieu of the annual meeting of common stockholders was executed on July 7, 1999. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Gulf States: Jerry D. Jackson, Joseph
F. Domino, Donald C. Hintz, and C. John Wilder.

(Entergy Louisiana)

      A consent in lieu of the annual meeting of common stockholders was executed on July 7, 1999. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Louisiana: Jerry D. Jackson, Donald C. Hintz, and C. John Wilder.

(Entergy Mississippi)

      A consent in lieu of the annual meeting of common stockholders was executed on July 7, 1999. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Mississippi: Carolyn C. Shanks, Donald
C. Hintz, and C. John Wilder.

(Entergy New Orleans)

      A consent in lieu of the annual meeting of common stockholders was executed on July 7, 1999. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy New Orleans: Daniel F. Packer, Donald
C. Hintz, and C. John Wilder.

(System Energy)

      A consent in lieu of the annual meeting of common stockholders was executed on July 30, 1999. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of System Energy: Jerry W. Yelverton, Donald C. Hintz, and C. John Wilder.


Item 5.  Other Information

Earnings  Ratios   (Entergy Arkansas, Entergy  Gulf  States,  Entergy
Louisiana,  Entergy  Mississippi, Entergy  New  Orleans,  and  System
Energy)

     The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

                         Ratios of Earnings to Fixed Charges
                                 Twelve Months Ended
                                December 31,             June 30,
                       1994  1995  1996   1997    1998    1999

 Entergy Arkansas      2.32  2.56  2.93   2.54   2.63      2.49
 Entergy Gulf States   (b)-  1.86  1.47   1.42   1.40      1.62
 Entergy Louisiana     2.91  3.18  3.16   2.74   3.18      3.91
 Entergy Mississippi   2.12  2.92  3.40   2.98   3.04      2.23
 Entergy New Orleans   1.91  3.93  3.51   2.70   2.59      3.02
 System Energy         1.23  2.07  2.21   2.31   2.52      2.00


                        Ratios of Earnings to Combined Fixed Charges
                                    and Preferred Dividends
                                     Twelve Months Ended
                                    December 31,              June 30,
                           1994  1995  1996    1997    1998    1999

 Entergy Arkansas          1.97  2.12  2.44    2.24   2.28      2.19
 Entergy Gulf States (a)   (b)-  1.54  1.19    1.23   1.20      1.41
 Entergy Louisiana         2.43  2.60  2.64    2.36   2.75      3.43
 Entergy Mississippi       1.81  2.51  2.95    2.69   2.73      2.00
 Entergy New Orleans       1.73  3.56  3.22    2.44   2.36      2.75

(a) "Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock.

(b)  Earnings for the year ended December 31, 1994, for  Entergy
     Gulf  States  were not adequate to cover fixed charges  and combined  fixed charges and preferred dividends  by  $144.8 million and $197.1 million, respectively.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

**   4(a) -    Thirteenth  Supplemental Indenture, dated as  of  May  1,
               1999,  to  Entergy  Mississippi's Mortgage  and  Deed  of
               Trust, dated as of February 1, 1988 (filed as Exhibit  A-
               2(c)  to  Rule 24 Certificate dated May 12, 1999 in  File
               No. 70-8719).

**   4(b) -    Fourteenth  Supplemental Indenture, dated as  of  May  1,
               1999,  to  Entergy  Mississippi's Mortgage  and  Deed  of
               Trust, dated as of February 1, 1988 (filed as Exhibit  A-
               3(a)  to  Rule 24 Certificate dated June 8, 1999 in  File
               No. 70-8719).

**   4(c)      Fifty-fourth Supplemental Indenture, dated as of June  1,
               1999, to Entergy Louisiana's Mortgage and Deed of Trust, dated as of April 1, 1944 (filed as Exhibit A-3(a) to
               Rule  24  Certificate dated July 6, 1999 in File No.  70-
               9141).

     27(a) - Financial Data Schedule for Entergy Corporation and Subsidiaries as of June 30, 1999.

     27(b) -   Financial Data Schedule for Entergy Arkansas as  of  June
               30, 1999.

     27(c) -   Financial  Data Schedule for Entergy Gulf  States  as  of
               June 30, 1999.

     27(d) -   Financial Data Schedule for Entergy Louisiana as of  June
               30, 1999.

     27(e) -   Financial  Data  Schedule for Entergy Mississippi  as  of
               June 30, 1999.

     27(f) -   Financial  Data Schedule for Entergy New  Orleans  as  of
               June 30, 1999.

     27(g) -   Financial Data Schedule for System Energy as of June  30,
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

**   99(h) -   Quarterly  Reports  on Form 10-Q of Entergy  Corporation,
               Entergy Arkansas, Entergy Gulf States, Entergy Louisiana,
               Entergy  Mississippi,  Entergy New  Orleans,  and  System
               Energy for the quarter ended March 31, 1999, portions  of
               which  are  incorporated herein by reference as described
               elsewhere  in this document (filed with the SEC  in  File
               Nos. 1-11299, 1-10764, 1-2703, 1-8474, 0-320, 0-5807, and
               1-9067, respectively).
___________________________

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Entergy Corporation agrees to furnish to the Commission upon request any instrument with respect to long-term debt that is not registered or listed herein as an Exhibit because the total amount of securities authorized under such agreement does not exceed ten percent of Entergy Corporation and its subsidiaries on a consolidated basis.

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended June 30, 1999, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended June 30, 1999.

**   Incorporated herein by reference as indicated.


     (b)   Reports on Form 8-K

     Entergy Corporation and Entergy Gulf States

           A Current Report on Form 8-K, dated April 27, 1999, was filed with the SEC on April 27, 1999, reporting information under Item 5. "Other Events".

           A Current Report on Form 8-K, dated July 23, 1999, was filed with the SEC on July 23, 1999, reporting information under Item 5. "Other Events".

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


Date:  August 13, 1999