Form 10-Q
period 1999-09-30
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC
filed 1999-11-12
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

___________________________________________________________________________
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-Q


(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 1999

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

Yes     X      No

Common Stock Outstanding                Outstanding at October 31, 1999
Entergy Corporation      ($0.01 par value)        241,282,570

      This combined Quarterly Report on Form 10-Q is separately filed by Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 1998, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999, filed by the individual registrants with the SEC, and should be read in conjunction therewith.


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

                   ENTERGY CORPORATION AND SUBSIDIARIES
                  INDEX TO QUARTERLY REPORT ON FORM 10-Q
                            September 30, 1999

                                                        Page Number

Definitions                                                 1
Management's Financial Discussion and Analysis -
  Liquidity and Capital Resources                           3
Management's Financial Discussion and Analysis -
  Significant Factors and Known Trends                      8
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations                                 13
     Consolidated Statements of Income                     19
     Consolidated Statements of Cash Flows                 20
     Consolidated Balance Sheets                           22
     Statements of Consolidated Retained Earnings
       and Comprehensive Income                            24
     Selected Operating Results                            25
  Entergy Arkansas, Inc.:
     Results of Operations                                 26
     Income Statements                                     29
     Statements of Cash Flows                              31
     Balance Sheets                                        32
     Selected Operating Results                            34
  Entergy Gulf States, Inc.:
     Results of Operations                                 35
     Income Statements                                     39
     Statements of Cash Flows                              41
     Balance Sheets                                        42
     Selected Operating Results                            44
  Entergy Louisiana, Inc.:
     Results of Operations                                 45
     Income Statements                                     47
     Statements of Cash Flows                              49
     Balance Sheets                                        50
     Selected Operating Results                            52
  Entergy Mississippi, Inc.:
     Results of Operations                                 53
     Income Statements                                     55
     Statements of Cash Flows                              57
     Balance Sheets                                        58
     Selected Operating Results                            60
  Entergy New Orleans, Inc.:
     Results of Operations                                 61
     Income Statements                                     64
     Statements of Cash Flows                              65
     Balance Sheets                                        66
     Selected Operating Results                            68
  System Energy Resources, Inc.:
     Results of Operations                                 69
     Income Statements                                     71
     Statements of Cash Flows                              73
     Balance Sheets                                        74
Notes to Financial Statements for Entergy Corporation
  and Subsidiaries                                         76
Part II:
  Item 1.  Legal Proceedings                               86
  Item 4.  Submission of Matters to a Vote of Security
            Holders                                        87
  Item 5.  Other Information                               88
  Item 6.  Exhibits and Reports on Form 8-K                89
Signature                                                  91

                                DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

AFUDC                    Allowance for Funds Used During Construction
ALJ                      Administrative Law Judge
ANO                      Arkansas Nuclear One Plant
ANO 1                    Unit No. 1 of ANO
ANO 2                    Unit No. 2 of ANO
APSC                     Arkansas Public Service Commission
Board                    Board of Directors of Entergy Corporation
Cajun                    Cajun Electric Power Cooperative, Inc.
Capital Funds Agreement  Agreement, dated as of June 21, 1974, as  amended, between System Energy and Entergy Corporation, and
                         the assignments thereof
CitiPower                CitiPower  Pty., an electric distribution  company
                         serving   Melbourne,  Australia  and   surrounding
                         suburbs,  which was acquired by Entergy  effective
                         January 5, 1996 and was sold on December 31, 1998.
Council                  Council of the City of New Orleans, Louisiana
domestic utility
 companies               Entergy  Arkansas,  Entergy Gulf  States,  Entergy
                         Louisiana,  Entergy Mississippi, and  Entergy  New
                         Orleans, collectively
EPA                      U.S. Environmental Protection Agency
ETHC                     Entergy Technology Holding Company
EWG                      Exempt wholesale generator under PUHCA
Entergy                  Entergy  Corporation and its  various  direct  and
                         indirect subsidiaries
Entergy Arkansas         Entergy Arkansas, Inc., an Arkansas corporation
Entergy Corporation      Entergy Corporation, a Delaware corporation
Entergy Gulf States      Entergy  Gulf  States, Inc., a  Texas  corporation
                         (including  wholly  owned subsidiaries  -  Varibus
                         Corporation, GSG&T, Inc., Prudential  Oil  &  Gas,
                         Inc., and Southern Gulf Railway Company)
Entergy London           Entergy  London Investments plc, formerly  Entergy
                         Power   UK   plc   (including  its  wholly   owned
                         subsidiary, London Electricity)
Entergy Louisiana        Entergy Louisiana, Inc., a Louisiana corporation
Entergy Mississippi      Entergy    Mississippi,   Inc.,   a    Mississippi
                         corporation
Entergy New Orleans      Entergy New Orleans, Inc., a Louisiana corporation
FERC                     Federal Energy Regulatory Commission
FUCO                     an exempt foreign utility company under PUHCA
Form 10-K                The  combined Annual Report on Form 10-K  for  the
                         year  ended December 31, 1998 of Entergy,  Entergy
                         Arkansas,  Entergy Gulf States, Entergy Louisiana,
                         Entergy  Mississippi,  Entergy  New  Orleans,  and
                         System Energy
Grand Gulf 1             Unit No. 1 (nuclear) of the Grand Gulf Plant
Independence             Independence Steam Electric Station (coal),  owned
                         16%   by   Entergy   Arkansas,  25%   by   Entergy
                         Mississippi, and 11% by Entergy Power, Inc.
LPSC                     Louisiana Public Service Commission
London Electricity       London   Electricity  plc,  a  regional   electric
                         company   serving  London,  England,   which   was
                         acquired by Entergy effective February 1, 1997 and
                         was sold on December 4, 1998.
MPSC                     Mississippi Public Service Commission
MW                       Megawatt(s)
NRC                      Nuclear Regulatory Commission
Owner Participant        A   corporation  that,  in  connection  with   the
                         Waterford  3 sale and leaseback transactions,  has
                         acquired  a  beneficial interest in a  trust,  the
                         Owner Trustee of which is the owner and lessor  of
                         undivided interests in Waterford 3
Owner Trustee            Each institution and/or individual acting as Owner
                         Trustee  under  a trust agreement  with  an  Owner
                         Participant  in  connection with the  Waterford  3
                         sale and leaseback transactions
PUCT                     Public Utility Commission of Texas
PUHCA                    Public  Utility Holding Company Act  of  1935,  as
                         amended
River Bend               River Bend Nuclear Plant
SEC                      Securities and Exchange Commission
SFAS                     Statement  of  Financial Accounting  Standards  as
                         promulgated by the Financial Accounting  Standards
                         Board
System Energy            System   Energy  Resources,  Inc.,   an   Arkansas
                         corporation
Unit Power Sales
 Agreement               Agreement,  dated as of June 10, 1982, as  amended
                         and  approved  by  FERC, among  Entergy  Arkansas,
                         Entergy  Louisiana,  Entergy Mississippi,  Entergy
                         New  Orleans, and System Energy, relating  to  the
                         sale  of  capacity and energy from System Energy's
                         share of Grand Gulf 1
UK                       The  United Kingdom of Great Britain and  Northern
                         Ireland
Waterford 3              Unit No. 3 (nuclear) of the Waterford Plant

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


Cash Flows

Operations

      Net cash flow from operations for Entergy Corporation, the domestic utility companies, and System Energy for the nine months ended September 30, 1999 and 1998 was as follows:

                            Nine Months Ended   Nine Months Ended
     Company                September 30, 1999  September 30, 1998
                                        (In Millions)

     Entergy Corporation          $962.9             $1,272.6
     Entergy Arkansas             $217.7             $  295.5
     Entergy Gulf States          $206.8             $  323.8
     Entergy Louisiana            $299.0             $  256.9
     Entergy Mississippi          $103.3             $  104.1
     Entergy New Orleans          $ 47.3             $   33.3
     System Energy                $109.9             $  194.1

     Entergy's consolidated cash flow from operations decreased compared to 1998 primarily due to the completion of rate phase-in plans and adverse rate activity at certain of the domestic utility companies and a decrease in cash provided by competitive businesses.

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

      The operating cash flow provided by competitive businesses was $2.9 million for the nine months ended September 30, 1999. For the nine months ended September 30, 1998, the competitive businesses provided $202.8 million to operating cash flow. This change was primarily due to the sales in December 1998 of London Electricity and CitiPower, which had provided positive operating cash flow in 1998 but contributed no operating cash flow in 1999.

      The decrease in operating cash flow provided by the competitive businesses was partially offset by:

     o the sales of Efficient Solutions, Inc. in September 1998 and Entergy Security, Inc. in January 1999, which had used operating cash flow in 1998 and used none in 1999; and
     o net income for the power marketing and trading businesses through September 1999 compared to a net loss through September 1998, which caused this business to provide operating cash flow in 1999 whereas it used operating cash flow in 1998.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


Investing Activities

      Net cash used in investing activities decreased compared to the nine months ended September 30, 1998. The decrease was primarily caused by:

     o the maturity in August 1999 of the notes receivable purchased with the net proceeds from the sale of London Electricity. The $956.4 million in proceeds from the sale of London Electricity were partially reinvested in other temporary investments consisting of U.S. dollar denominated commercial paper; and
     o the sales of Entergy Security, Inc. in January 1999 and Entergy Power Edesur Holding, LTD, TeleCorp Holding Corporation, Inc., Entergy Hyperion Telecommunications of Mississippi, LLC, Entergy Hyperion Telecommunications of Louisiana, LLC, and Entergy Hyperion Telecommunications of Arkansas, LLC in June 1999.

     The decrease was partially offset by increased construction expenditures. The increased expenditures were primarily due to construction of the Saltend and Damhead Creek power plants by Entergy's global power development business, spending on customer service and reliability improvements by the domestic utility companies, and the return to service of generation plants at Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans.

Financing Activities

      Net cash used in financing activities increased compared to 1998 primarily due to:

     o the redemption of preferred stock in 1999 at Entergy Gulf States and Entergy Louisiana;
     o  the repurchase of Entergy Corporation common stock; and
     o the repayment of bank borrowings by Entergy Corporation and ETHC with a portion of the proceeds from the sale of Entergy Security, Inc.

     These uses were partially offset by:

     o borrowings under the credit facilities associated with the construction of the Saltend and Damhead Creek power plants by Entergy's global power development business;
     o  a reduction in the amount of debt retirements at Entergy Arkansas; and
     o a reduction in dividend payments made by Entergy Corporation in 1999 compared to 1998.

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

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


     Entergy's sources of funds to meet its capital requirements include:

     o  internally generated funds;
     o  cash on hand;
     o  debt or preferred stock issuances;
     o  bank financing under new or existing facilities;
     o  short-term borrowings; and
     o  sales of businesses.

      During the nine months ended September 30, 1999, cash from operations and cash on hand met substantially all investing and financing requirements of the domestic utility companies and System Energy. During this period Entergy Corporation received dividend payments totaling $431.5 million from the domestic utility companies and System Energy.

      As of September 30, 1999, the status of Entergy's short-term credit facilities is as follows:

     o Entergy Corporation had no borrowings outstanding under a $250 million bank credit facility that was amended and restated in September 1999.
     o The Entergy Corporation and ETHC joint $50 million bank line of credit was terminated on July 6, 1999. Proceeds from the June 1999 sales of TeleCorp Holding Corporation, Inc., Entergy Hyperion Telecommunications of Mississippi, LLC, Entergy Hyperion Telecommunications of Louisiana, LLC, and Entergy Hyperion Telecommunications of Arkansas, LLC were used to repay the borrowings previously outstanding under this line.
     o The external bank credit lines of the domestic utility companies expired on May 31, 1999 and were not renewed.
     o Entergy's global power development business entered into a $250 million bank credit facility in March 1999, which expired on August 25, 1999.

      In November 1996, SEC authorization was received by the domestic utility companies to increase their short-term borrowing limits to amounts totaling $1.3 billion. This included a total short-term borrowing limit for the domestic utility companies of $1.078 billion. This authorization is effective through November 30, 2001. As of September 30, 1999, only Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans had borrowings outstanding from the money pool, in the amounts of $92.2 million, $11.1 million, and $4.6 million, respectively. The money pool is an inter-company borrowing arrangement designed to reduce the domestic utility companies' dependence on external short-term borrowings.

      All securities issuances by Entergy, the domestic utility companies, and System Energy are subject to regulatory approval either by the SEC or by state or local utility regulators. Preferred stock and debt issuances are subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. The domestic utility companies may also establish special purpose trusts or limited partnerships as financing subsidiaries for the purpose of issuing quarterly or monthly income preferred securities.

      Management expects that the domestic utility companies and System Energy will continue to refinance or redeem higher cost debt and preferred stock prior to maturity to the extent market conditions and interest and dividend rates are favorable.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


      Entergy's global power development business is currently constructing two combined cycle gas turbine merchant power plants in the UK. Saltend, a 1,200 MW combined cycle gas turbine plant, will provide steam and electricity to BP Chemicals' nearby complex with the remaining electricity to be sold into the national power pool. Originally scheduled for commercial operation in January 2000, Saltend's completion, according to the construction contractor, will slip into early second quarter 2000. The second plant is an 800 MW facility known as Damhead Creek. It is expected to begin commercial operation in fourth quarter 2000. The financing of the construction of these two power plants is discussed in Note 7 to the financial statements in the Form 10-K. In October 1999, Entergy's global power development business announced it is considering bids for up to a 50% interest in Saltend.

     Entergy's global power development business has several other projects in various stages of development. These include the Fairfield and Riverside projects. Fairfield, a planned 1,000MW combined cycle gas turbine merchant power plant to be constructed in Fairfield, Texas, is adjacent to Entergy Gulf States' service territory. Riverside is a planned 500MW combined cycle gas turbine cogeneration plant to be constructed in Lake Charles, Louisiana. Riverside is expected to be owned 50% by
Entergy's global power development business and 50% by an industrial customer of Entergy.

      In October 1999, Entergy's global power development business obtained an option to acquire from GE Power Systems twenty-four GE7FA advanced technology gas turbines and four steam turbines for $1.9 billion and eight GE7EA advanced technology gas turbines for $160 million for delivery from 2001 through 2004. The acquisitions will include long-term service agreements. Four of the gas turbines are expected to be used in the Fairfield project, and the remainder are expected to be used in other future generation projects. Management anticipates that the acquisition of these turbines will be funded by a combination of cash on hand, project financing, and other external financing. Payments scheduled for these acquisitions include $53 million in the fourth quarter 1999 and $269 million in 2000.

      On July 13, 1999, Entergy's non-utility nuclear power business acquired from Boston Edison Company (BECO) the 670 MW Pilgrim Nuclear Station located in Plymouth, Massachusetts. The acquisition included the plant, real estate, materials and supplies, and nuclear fuel, for a purchase price of $81 million. The purchase price was funded with proceeds from the sales of non-regulated businesses. As part of the Pilgrim purchase, BECO funded a $471 million decommissioning trust fund, which was transferred to an Entergy subsidiary. After a favorable tax determination regarding the trust fund, Entergy has agreed to return $43 million of the trust fund to BECO subsequent to September 30, 1999. Based on Entergy's estimate the trust fund is adequate to cover future decommissioning costs for the Pilgrim plant. Further discussion of this acquisition can be found in Note 1 to the financial statements in this report and in "Part I,
Item 1, Other Businesses" in the Form 10-K.

      Entergy's non-utility nuclear power business will continue to pursue the acquisition of additional nuclear power plants. In November 1999, this business entered into exclusive negotiations with the New York Power Authority (NYPA) for a ninety day period with regard to the potential sale of NYPA's James A. FitzPatrick 800 MW nuclear power plant located near Oswego, New York and NYPA's Indian Point 3 980 MW nuclear power plant located in Westchester County, New York.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


      Entergy's ability to invest in domestic and foreign generation businesses is subject to regulation by the SEC under PUHCA. Absent SEC approval, the aggregate amount that Entergy, but not its non-regulated FUCO and EWG subsidiaries, may invest in domestic and foreign utility businesses is limited to an amount equal to 50% of consolidated retained earnings at the time an investment is made. Using the proceeds from the sales of London Electricity and CitiPower, Entergy's FUCO and EWG subsidiaries have the ability to make significant additional investments in domestic and foreign generation businesses.

      Entergy has also made investments in energy-related businesses, including power marketing and trading. Under the SEC's regulations pursuant to PUHCA, there is a limit equal to 15% of consolidated capitalization on the amount that may be invested in such businesses without specific SEC approval. Entergy currently has considerable capacity to make additional investments of this type without exceeding this limit.

      In the nine months ended September 30, 1999, Entergy Corporation paid $218 million in cash dividends on its common stock. Declarations of dividends on Entergy's common stock are made at the discretion of the Board. The Board evaluates the level of Entergy common stock dividends based upon Entergy's earnings and financial strength. Dividend restrictions are discussed in Note 8 to the financial statements in the Form 10-K.

      In October 1998, the Board approved a plan for the repurchase of Entergy common stock through December 31, 2001 to fulfill the requirements of various compensation and benefit plans. The stock repurchase plan provides for purchases in the open market of up to 5 million shares for an aggregate consideration of up to $250 million. In July 1999, the Board approved the commitment of up to an additional $750 million toward the repurchase of Entergy common stock through December 31, 2001. The shares are being purchased on a discretionary basis. See Note 3 to the financial statements for stock repurchases and issuances made during the nine months ended September 30, 1999.

     See Note 4 to the financial statements in this report for a discussion of Entergy's recent long-term debt activity. See Notes 4, 5, 6, 7, 9 and 10 to the financial statements in the Form 10-K for additional information on Entergy's and its subsidiaries' capital and financing requirements in 1999-2003.

Entergy Corporation and System Energy

      Pursuant to the Capital Funds Agreement between Entergy Corporation and System Energy, Entergy Corporation has agreed to supply System Energy with sufficient capital to:

     o maintain System Energy's equity at a minimum of 35% of its total capitalization (excluding short-term debt);
     o  permit the continued commercial operation of Grand Gulf 1;
     o pay in full all System Energy indebtedness for borrowed money when due; and
     o enable System Energy to make payments on specific debt under supplements to the agreement assigning System Energy's rights in the agreement as security for the specific debt.

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

     Significant events have affected and will continue to affect Entergy's results of operations. During the past twelve months, Entergy sold its interests in London Electricity, CitiPower, Efficient Solutions, Inc., and most of its telecommunications businesses, producing significant non-recurring cash receipts. For financial information on Entergy's remaining competitive businesses see Note 6 to the financial statements included in this report. In addition, the domestic utility companies and System Energy have been and will continue to be subject to regulatory proceedings relating to several issues, including, but not limited to, their transition to competition, rate recovery, and accounting matters, some or all of which could impact their results of operations negatively. These factors affect Entergy's competitive businesses and domestic utility companies and will affect Entergy's results of operations in the future.

Domestic Competition

Regulatory and Legislative Activity

Open Access

     In April 1999, Entergy filed a proposal seeking guidance from FERC regarding the formation of an independent transmission company (Transco), which would own, operate, control, and maintain transmission assets. Transco member companies, which could include companies other than Entergy or its subsidiaries, would receive passive ownership, but no voting rights. The transmission assets and related employees of the domestic utility companies would be transferred to the Transco.

     In July 1999, FERC issued an order in response to Entergy's proposal. FERC concluded that passive ownership of a Transco by a generating company or other market participant could meet FERC's current independence and governance requirements, provided the Transco is structured to address certain issues and concerns raised by FERC. The issues and concerns identified by FERC relate to the selection process for the Transco's board of directors, the Transco board's fiduciary obligations to the member companies, the ability of the Transco to raise additional capital, and restrictions on transactions between the Transco and the member companies. Management expects to make additional filings with federal, state, and local regulatory authorities addressing these and other issues and seeking necessary approvals for the formation of the Transco. If approved, the Transco would likely become operational in 2001.

Legislative Activity

     In April 1999, the governor of Arkansas signed into law a restructuring bill passed by the Arkansas Legislature. The law provides for retail open access by electric utilities on January 1, 2002. The APSC may delay implementation of retail open access, but not beyond June 30, 2003. The new law provides the opportunity for recovery of stranded and transition costs pursuant to a review and approval by the APSC, and for securitization of the allowed stranded costs. The law also requires Entergy Arkansas and other utilities to make filings separating (unbundling) their costs into generation, transmission, distribution, and customer service functions. Entergy Arkansas' unbundled rate filing must be made by January 1, 2000. Utilities such as Entergy Arkansas that own transmission facilities must subject them to operation by an independent transmission organization by the retail open access date.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


     In June 1999, the governor of Texas signed into law a restructuring bill passed by the Texas Legislature. The law provides for retail open access by most electric utilities on January 1, 2002, market power mitigation measures, the opportunity for stranded cost recovery, and securitization of regulatory assets and stranded costs. The law also requires unbundling of the generation, transmission and distribution, and retail provider functions, requires filing by January 10, 2000 of the utilities' plans to unbundle these functions, and requires filing by April 1, 2000 of unbundled costs and proposed transmission, distribution, and competition tariffs. The market power mitigation measures include a limit on the ownership of generation assets by a power generation company within a specified region. It is uncertain what implications this limit will have for Entergy Gulf States or the Entergy system. However, it is possible that the legislation could result in Entergy Gulf States having to use mitigation measures, including divesting some of its generation assets, if Entergy Gulf States is found to have generation market power. The law also requires affected utilities to sell at auction, at least 60 days before January 1, 2002, entitlements to at least 15% of their Texas jurisdictional installed generation capacity. The obligation to auction capacity entitlements continues for up to 60 months after January 1, 2002, or until 40% of jurisdictional customers have chosen an alternative supplier, if earlier. Pursuant to the law, utilities such as Entergy Gulf States that own transmission facilities must subject them to operational control by an independent transmission organization by the retail open access date. The PUCT and various participants in the industry are currently in the process of implementing the legislation through various rulemaking and other proceedings.

Regulatory Activity

     In March 1999, the LPSC deferred making a decision on whether electric industry restructuring is in the public interest. However, the LPSC staff, outside consultants, and counsel were directed to work together to analyze and resolve outstanding issues and recommend a plan for the implementation of retail competition for consideration by the LPSC by January 1, 2001. Once the Louisiana plan is presented to the LPSC, and if it is determined that retail competition is in the public interest, it is anticipated that the LPSC staff, outside consultants, counsel, and industry members will work together to refine the plan in order that it can be implemented at a future date.

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

State and Local Regulation

      As discussed in Note 2 to the financial statements in the Form 10-K, the PUCT had issued for comment proposed "Code of Conduct" rules governing transactions between utilities and their affiliates. In June 1999, the PUCT withdrew its proposed rules, and proposed new rules in August 1999. The new rules implement the requirement of the new Texas retail open access law that the PUCT adopt a code of conduct to ensure that utilities do not give an impermissible advantage to competitive affiliates. The PUCT currently plans to adopt final rules by the end of 1999. The current form of the proposed rules would allow the continuation of shared services affiliates, such as Entergy Operations, Inc. and Entergy Services, Inc. Accordingly, the changes to Entergy's organization as a result of these rules would be much less substantial than those that would have been required under the PUCT's original published rules, which severely limited the use of shared services affiliates. However, management cannot predict the final form of the adopted rules and, therefore, their impact.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


      Entergy Mississippi implemented a $13.3 million rate reduction effective May 1999 based on its annual performance-based formula rate plan filing for the 1998 test year. In June 1999, Entergy Mississippi revised its filing resulting in an additional rate reduction of approximately $1.5 million, effective July 1999. Entergy Louisiana submitted its fourth annual performance-based formula rate plan filing for the 1998 test year in April 1999, which indicated that a $20.7 million base rate reduction might be appropriate. Based on Entergy Louisiana's filing and on subsequent comments filed by Entergy Louisiana, the LPSC staff, and other parties, Entergy Louisiana implemented a rate reduction of approximately $15.0 million, effective August 1, 1999. Entergy Louisiana's filing is subject to further review by the LPSC, which may result in an additional change in rates. Hearings are scheduled to commence before the LPSC in May 2000.

Accounting Issues

Continued Application of SFAS 71 and Stranded Cost Exposure

       The domestic utility companies' and System Energy's financial statements primarily reflect assets and costs based on existing cost-based ratemaking regulation in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation". Continued applicability of SFAS 71 to the financial statements requires that rates set by an independent regulator on a cost-of-service basis be charged to and collected from customers. Under historical ratemaking practice, regulated electric utilities are granted exclusive geographic franchises to sell electricity. The utilities are obligated to make investments and incur obligations to serve customers. In return, prudently incurred costs are recovered from customers along with a return on investment. Additionally, regulators have required certain operating costs to be deferred for future recovery from customers. These costs have been recorded as regulatory assets in the financial statements.

      The electric utility industry's movement toward a combination of competition and a modified regulatory environment will likely result in rates for the generation portion of the business that are not based on cost of service. As a result, the generation portion of the business could be required to discontinue application of SFAS 71. If a utility company is required to discontinue application of SFAS 71 for a portion or all of its operations, it could be required to record asset impairments and remove regulatory assets and liabilities from its balance sheet. Management believes that definitive outcomes have not yet been determined regarding the transition to competition in each of Entergy's jurisdictions. Therefore, the regulated operations of the domestic utility companies and System Energy continue to apply SFAS 71. Arkansas and Texas have enacted retail open access laws as described above, but Entergy believes that significant issues remain to be addressed by Texas and Arkansas regulators, and the enacted laws do not provide sufficient detail to determine definitively the impact on Entergy Arkansas' and Entergy Gulf States' regulated operations.

      A potential effect of a transition to competition, including the restructuring that will result from the Arkansas and Texas restructuring laws, is stranded costs. Stranded costs are costs or commitments made by utilities under a regulated pricing system that may not be recovered in a competitive market. The restructuring laws enacted in Arkansas and Texas provide for the recovery of stranded costs subsequent to a process of review and approval by the APSC or PUCT. Entergy's exposure to stranded costs is comprised primarily of the following:

  o the regulatorily approved cost of constructing its nuclear generating plants, which may become uneconomic in a competitive environment (the domestic utility companies' net investment in nuclear generation is provided in Note 1 to the financial statements in the Form 10-K);
  o obligations that may be above-market under the Unit Power Sales Agreement and under a hydroelectric facility long-term purchased power contract, which were entered into by certain of the domestic utility companies with regulatory approval (detail concerning these obligations is provided in Note 9 to the financial statements in the Form 10-K);

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


  o the decommissioning cost for some or all of its nuclear generating plants (detail concerning these costs is provided in Note 9 to the financial statements in the Form 10-K);
  o the regulatorily approved cost of constructing some of its fossil-fueled generating plants and the obligations that may be above-market under related fuel contracts (detail concerning the domestic utility companies' net investment in generation other than nuclear, which is primarily fossil fueled, is provided in Note 1 to the financial statements in the Form 10-K, and detail concerning certain fuel contracts is provided in Note 9 to the financial statements in the Form 10-K); and
  o  regulatory assets.

The amount of these costs currently reflected in the financial statements and the estimated net present value of the contractual obligations described above total approximately $2.7 billion for Entergy Arkansas, $3.6 billion for Entergy Gulf States, $3.9 billion for Entergy Louisiana, $0.9 billion for Entergy Mississippi, and $0.4 billion for Entergy New Orleans.

      The ultimate determination of the amount of the costs that are stranded in Arkansas or Texas will be made pursuant to future regulatory proceedings. The outcome of those proceedings is difficult to predict, and will depend upon the timing of stranded cost determination, the values attributable to certain strandable assets, assumptions concerning future market prices for electricity, and other factors. It is not possible to predict the magnitude of costs that may actually be stranded or the ability to mitigate those costs in Louisiana, Mississippi, and New Orleans because of the absence of restructuring legislation or regulatory determinations in those jurisdictions. Until the proceedings in Arkansas and Texas are concluded, it is anticipated that both Entergy Arkansas and Entergy Gulf States will continue to apply SFAS 71 to their regulated operations. SFAS 71 will continue to be applied in Entergy's other jurisdictions pending further legislative or regulatory developments. Discontinuation of the application of SFAS 71 by the respective domestic utility companies and System Energy, combined with a regulatory determination or legislation that does not allow for recovery of all or a portion of its stranded costs, could have a material adverse impact on the respective domestic utility companies' and Entergy's financial statements. However, management believes that the amount of costs that will be stranded without a means of recovery or mitigation for the domestic utility companies will be significantly less than the amounts referred to in the preceding paragraph. The application of SFAS 71 is discussed more thoroughly in Note 1 to the financial statements in the Form 10-K.

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

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


      Management has completed its inventory of IT and non-IT assets, identified systems and equipment that could be affected by the millennium change, and assessed the risk of potential failure for its assets. Management defines services or products as Year 2000 "compliant" when they perform the business, office automation, or process control requirements as designed into the twenty-first century. Management defines an asset as "certified" as Year 2000 compliant after it has been modified, or upgraded if necessary, tested, and deployed in the operating environment. Certification of Entergy's IT and non-IT assets that significantly affect service to customers, and of IT and non-IT assets that do not significantly affect service to customers, but are important to Entergy operations, was complete in June 1999.

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

     Maintenance or modification costs associated with Year 2000 compliance are being expensed as incurred, while the costs of new software are being capitalized and amortized over the software's useful life. Management's current estimate of maintenance and modification costs related to Year 2000 issues which have been or will be incurred between 1998 and mid-2000 is approximately $50 million. Entergy has incurred approximately $48 million of this total through September 1999. These expenses are being funded through operating cash flows. Additionally, total capitalized costs for projects accelerated due to Year 2000 issues are estimated to be $19 million. Entergy has incurred approximately $17 million of this total through September 1999.

      Based on the Year 2000 risk determinations of management, an independent consultant's risk assessment, and the results of certification activities, management has created and is implementing contingency plans throughout 1999 to address Year 2000 issues. Management completed its written contingency plans in June 1999, using the guidelines issued by the Nuclear Energy Institute and the guidelines issued by the North American Electric Reliability Council. The contingency plans address various types of asset failures that could cause disruptions in service, and create specific mitigation strategies to rapidly restore service to customers. For example, to mitigate the risk of loss of generation, Entergy intends to carry more generation reserve than normal within its control area during the hours surrounding midnight, December 31, 1999. Although Entergy is taking steps that it believes will address the Year 2000 issue, this issue presents risks that may not be entirely foreseen and eliminated and which could significantly affect utility operations and financial performance.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

     Net income increased for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998, primarily due to decreases in interest charges, depreciation and amortization, and other operation and maintenance expenses, and an increase in other income, partially offset by a decrease in operating revenues.

      Note 6 to the financial statements provides a detailed breakdown of financial information by business segment. Competitive businesses are included in the following segments discussed in Note 6: power marketing and trading, Entergy London, CitiPower, and all other. All other also includes the parent company, Entergy Corporation, and the elimination of power marketing and trading mark-to-market profits on intercompany power transactions. Net income for the three and nine months ended September 30, 1998 reflected the results of operations for Entergy London, CitiPower, Efficient Solutions, Inc., Entergy Security, Inc., Entergy Power Edesur Holdings, Entergy Hyperion Telecommunications, and TeleCorp Holding Corporation, Inc. These businesses were sold between late 1998 and mid-1999, and are therefore not included in some or all of 1999's results of operations.

Revenues and Sales

Domestic Utility Companies and System Energy

      The changes in electric operating revenues associated with the domestic utility companies for the three and nine months ended September 30, 1999 are as follows:

                                    Three Months Ended   Nine Months Ended
Description                         Increase/(Decrease)  Increase/(Decrease)
                                                  (In Millions)

Base revenues                               ($11.7)             $79.4
Rate riders                                  (63.2)            (146.6)
Fuel cost recovery                            67.4               83.1
Sales volume/weather                         (11.9)              20.2
Other revenue (including unbilled)             1.0                5.3
Sales for resale                               5.4              (25.1)
  					    ------              -----
   Total                                    ($13.0)             $16.3
                                            ======              =====

Base revenues

     Base revenues decreased for the three months ended September 30, 1999 primarily due to:

     o Texas retail annual base rate reductions of $69 million and $4.2 million that were implemented in December 1998 and March 1999, respectively; and
     o reserves recorded at Entergy Gulf States in the Louisiana jurisdiction in the third quarter of 1999 for the estimated outcomes of annual earnings reviews.

     These decreases were partially offset by a reduction in the amount of reserves recorded in the third quarter of 1999 compared to the third quarter of 1998 for the anticipated effects of rate proceedings in Texas.

      Base revenues increased for the nine months ended September 30, 1999 primarily due to:

     o a $93.6 million reversal in June 1999 of regulatory reserves associated with the accelerated amortization of accounting order deferrals in conjunction with the settlement agreement in Entergy Gulf States' November 1998 Texas rate filing. The settlement agreement was approved by the PUCT in June 1999. The net income effect of this reversal is largely offset by the amortization of rate deferrals discussed below; and
     o a reduction in the amount of reserves recorded in 1999 compared to 1998 for the anticipated effects of rate proceedings in Texas.

     Partially offsetting these increases were:

     o Louisiana retail annual base rate reductions of $87 million and $18 million that were implemented at Entergy Gulf States in February and August 1998, respectively;
     o Texas retail annual base rate reductions of $69 million and $4.2 million that were implemented in December 1998 and March 1999, respectively; and
     o reserves recorded at Entergy Gulf States in the Louisiana jurisdiction in 1999 for the estimated outcomes of annual earnings reviews.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Rate rider

      Rate rider revenues do not affect net income because they are offset by specific incurred expenses.

     Rate rider revenues decreased $63.2 million and $146.6 million for the three and nine months ended September 30, 1999, respectively, as a result of a revised Grand Gulf rider. This new rider eliminated revenues attributable to the Grand Gulf phase-in plan, which was completed in November 1998 for Entergy Arkansas and September 1998 for Entergy Mississippi. These decreases were partially offset by the implementation of the Grand Gulf Accelerated Recovery Tariffs at Entergy Arkansas and Entergy Mississippi, allowing these companies to accelerate a portion of the payments of their Grand Gulf purchased power obligations. The tariffs became effective in January 1999 and October 1998, respectively.

Fuel cost recovery

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that is offset by specific incurred fuel costs.

      Fuel cost recovery revenues increased for the three and nine months ended September 30, 1999 due to:

     o an increased fuel factor implemented in Entergy Gulf States' Texas jurisdiction;
     o a fuel surcharge implemented in Entergy Gulf States' Texas jurisdiction in February 1999;
     o an increase in the energy cost recovery rate effective April 1999 at Entergy Arkansas; and
     o the 1998 completion of a customer refund obligation under the 1997 energy cost recovery agreement at Entergy Arkansas.

Sales volume/weather

      Sales volume decreased for the three months ended September 30, 1999 primarily due to less favorable weather, particularly at Entergy Gulf States and Entergy Louisiana.

      Sales volume increased $20.2 million for the nine months ended September 30, 1999 primarily due to an increase in the number of customers at Entergy Arkansas, Entergy Gulf States, Entergy Mississippi, and Entergy New Orleans, especially in the higher margin residential and commercial sectors.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Other revenue

     Other revenue for the three and nine months ended September 30, 1999 was affected by a change in estimated unbilled revenues of the domestic utility companies. The changed estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment. The net effect of this change was to increase other revenue, although this increase was largely offset by milder weather in 1999. The change in estimate is expected to affect comparisons of quarterly and year-to-date revenue to applicable prior period amounts through the first quarter of 2000. Comparative impacts are also affected by seasonal variations in demand.

Sales for resale

     Sales for resale increased $5.4 million for the three months ended September 30, 1999 primarily due to favorable unit prices at Entergy Gulf States and Entergy Louisiana, partially offset by the loss of certain municipal and co-op customer contracts at Entergy Arkansas and decreased generation availability at Entergy Arkansas due to plant outages in August and September 1999.

     Sales for resale decreased $25.1 million for the nine months ended September 30, 1999 primarily due to the loss of certain municipal and co-op customer contracts at Entergy Arkansas.

Competitive Businesses

     Competitive business revenues decreased approximately $1.5 billion and $2.4 billion for the three and nine months ended September 30, 1999, respectively. These decreases were primarily due to decreased sales revenues in the power marketing and trading business and the sales of Entergy London, CitiPower, and Efficient Solutions, Inc. in 1998. The decreased sales revenues in the power marketing and trading business resulted from decreased electricity trading volumes for this business in the peak summer months in 1999 compared to 1998. However, the impact on net income from these decreased revenues was more than offset by decreased fuel and purchased power expenses as discussed in Expenses and other below, resulting in an increase in operating income for this business for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998.

Expenses and other

Domestic Utility Companies and System Energy

Fuel and purchased power expenses

     Net fuel and purchased power expenses increased for the three and nine months ended September 30, 1999 primarily due to:

     o an increase in the price of purchased power and gas in the summer months of 1999 due to increased demand and decreased availability in the market;
     o a shift from lower priced nuclear fuel to higher priced gas and purchased power due to nuclear outages at Entergy Arkansas and Entergy Louisiana, and limited availability of lower priced coal units at Entergy Arkansas;
     o a higher fuel factor and fuel surcharge in the Texas jurisdiction in 1999;
     o the 1998 completion of a customer refund obligation under the 1997 energy cost recovery agreement at Entergy Arkansas, which lowered 1998 fuel cost recoveries; and
     o an increase in the energy cost recovery rate effective April 1999 at Entergy Arkansas.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other operation and maintenance

      Other operation and maintenance increased for the three and nine months ended September 30, 1999 primarily due to spending on customer service and reliability improvements.

Depreciation and amortization

     Depreciation and amortization decreased for the three and nine months ended September 30, 1999 due to:

     o reduced River Bend depreciation expense as a result of the write-down of the River Bend abeyed plant required by the Texas rate settlement;
     o reduced transmission and distribution depreciation rates at Entergy Gulf States as a result of compliance with PUCT and LPSC rate orders;
     o reduced amortization of the River Bend Unit 2 cancellation loss as a result of the completion of amortization for the Louisiana portion of the loss and the reduction in amortization of the Texas portion in accordance with a PUCT rate order;
     o lower depreciation due to a review of plant in-service dates for consistency with regulatory treatment; and
     o lower depreciation associated with the sale and leaseback of a portion of Grand Gulf 1 as compared to the same period in 1998.

Other regulatory charges

     Other regulatory charges decreased for the three and nine months ended September 30, 1999 primarily due to:

     o a decreased over-recovery of Grand Gulf 1 related costs at Entergy Mississippi;
     o  an  under-recovery of Grand Gulf 1 related costs at Entergy  New
        Orleans; and
     o accruals made in 1998 at Entergy Arkansas for the transition cost account.

     These decreases were largely offset for the nine months ended September 30, 1999 by an increase in regulatory charges at System Energy related to the implementation of the Grand Gulf Accelerated Recovery Tariffs at Entergy Arkansas and Entergy Mississippi. These tariffs allow System Energy to accelerate its recovery of Grand Gulf 1 plant investment costs.

Amortization of rate deferrals

     The amortization of rate deferrals decreased for the three and nine months ended September 30, 1999 primarily due to:

     o the completion of the Grand Gulf 1 rate phase-in plans at Entergy Arkansas and Entergy Mississippi in November and September 1998, respectively;
     o the completion of the Louisiana retail rate phase-in plan for River Bend at Entergy Gulf States in February 1998; and
     o the reduction in the amortization of the Texas portion of the River Bend accounting order deferrals as a result of the Texas rate settlement at Entergy Gulf States which reduced the deferred asset.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


     These decreases were partially offset for the nine months ended September 30, 1999 by the increase in amortization expense due to the reduction in the unamortized balance of the accounting order deferrals at Entergy Gulf States in June 1999 as a result of the Texas rate settlement referred to above.

Other income

       Other income increased for the three and nine months ended September 30, 1999 primarily due to an increase in AFUDC resulting from an adjustment recorded in the third quarter of 1999 on certain capital projects.

      Other income also increased for the nine months ended September 30, 1999 due to an increase in AFUDC resulting from large nuclear projects at Entergy Arkansas and Entergy Louisiana.

Interest charges

      Interest charges decreased for the three and nine months ended September 30, 1999 primarily due to the retirement, redemption, or refinancing of certain long-term debt at Entergy Gulf States, Entergy Louisiana, and System Energy and also at Entergy Arkansas for the nine months ended September 30, 1999. This decrease was partially offset by interest on the potential refund of System Energy's proposed rate increase. See Note 2 for further discussion.

Competitive Businesses

Fuel and purchased power expenses

      Fuel and purchased power expenses decreased for the three and nine months ended September 30, 1999 primarily due to the business sales previously discussed, decreased electricity trading volume in the power marketing and trading business, and a $44 million counterparty default incurred in 1998 by the power marketing and trading business. These decreases are partially offset by increased gas trading volume in the power marketing and trading business.

Other operation and maintenance expenses

      Other operation and maintenance expenses decreased for the three and nine months ended September 30, 1999 primarily due to the business sales previously discussed. The decrease was partially offset by an increase in such expenses for the power marketing and trading business compared to the three and nine months ended September 30, 1998, resulting primarily from increased risk management and back-office support.

Other income

      Other income increased for the three and nine months ended September 30, 1999 due primarily to:

     o interest income of $45.5 million in 1999 on the proceeds of the sales of Entergy London and CitiPower; and
     o a $68.6 million ($35.9 million net of tax) loss on the sale of Efficient Solutions, Inc. (formerly Entergy Integrated Solutions, Inc.) in September 1998.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      Other income also increased for the nine months ended September 30, 1999 due to:

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

Interest charges

      Interest on long-term debt decreased for the three and nine months ended September 30, 1999 due primarily to the retirement of debt associated with the Entergy London and CitiPower businesses.

Income Taxes

      The effective income tax rates for the three months ended September 30, 1999 and 1998 were 41.6% and 22.9%, respectively. The effective income tax rates for the nine months ended September 30, 1999 and 1998 were 37.2% and 26.4%, respectively. The effective income tax rate increased in the current year primarily due to the favorable impact of the reduction in the UK corporation tax rate from 31% to 30% in the third quarter of 1998, the recording of a deferred tax benefit in the second quarter of 1998 related to the expected utilization of capital loss carryforwards, and the recording of deferred tax benefits in the third quarter of 1998 related to the expected utilization of foreign tax credits. These increases were partially offset by the recording of deferred tax benefits in the second quarter of 1999 related to expected utilization of foreign tax credits.

                   ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
     For the Three and Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)

                                                                 Three Months Ended       Nine Months Ended
                                                                  1999        1998         1999           1998
                                                                        (In Thousands, Except Share Data)
                   OPERATING REVENUES
Domestic electric                                              $2,019,513   $2,032,463   $4,871,232    $4,854,872
Natural gas                                                        18,441       17,003       78,321        91,616
Steam products                                                          -       11,626       15,550        32,151
Competitive businesses                                          1,026,581    2,526,355    2,055,758     4,430,714
                                                               ----------   ----------   ----------    ----------
TOTAL                                                           3,064,535    4,587,447    7,020,861     9,409,353
                                                               ----------   ----------   ----------    ----------

                   OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                                     584,211      579,961    1,478,055     1,256,778
   Purchased power                                              1,139,855    2,423,958    2,190,481     4,010,896
   Nuclear refueling outage expenses                               19,594       20,445       56,414        64,134
   Other operation and maintenance                                413,221      482,129    1,181,559     1,466,322
Decommissioning                                                    11,572       12,559       35,004        36,508
Taxes other than income taxes                                      93,028       91,033      259,149       277,145
Depreciation and amortization                                     161,616      243,816      523,165       717,414
Other regulatory charges - net                                     29,003       71,542       10,033        11,759
Amortization of rate deferrals                                     10,722       71,331      107,902       219,507
                                                               ----------   ----------   ----------    ----------
TOTAL                                                           2,462,822    3,996,774    5,841,762     8,060,463
                                                               ----------   ----------   ----------    ----------

OPERATING INCOME                                                  601,713      590,673    1,179,099     1,348,890
                                                               ----------   ----------   ----------    ----------

                OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction                 7,877        4,027       20,636         9,650
Gain (loss) on sale of assets - net                                   587      (67,212)      61,888       (54,091)
Miscellaneous - net                                                24,959       17,282       74,975        53,941
                                                               ----------   ----------   ----------    ----------
TOTAL                                                              33,423      (45,903)     157,499         9,500
                                                               ----------   ----------   ----------    ----------

               INTEREST AND OTHER CHARGES
Interest on long-term debt                                        116,615      182,899      359,310       565,785
Other interest - net                                               12,921       11,481       58,404        35,636
Distributions on preferred securities of subsidiaries               4,709       13,407       14,128        33,535
Allowance for borrowed funds used during construction              (6,064)      (3,453)     (16,469)       (8,015)
                                                               ----------   ----------   ----------    ----------
TOTAL                                                             128,181      204,334      415,373       626,941
                                                               ----------   ----------   ----------    ----------

INCOME BEFORE INCOME TAXES                                        506,955      340,436      921,225       731,449

Income taxes                                                      210,797       77,839      342,403       192,820
                                                               ----------   ----------   ----------    ----------

CONSOLIDATED NET INCOME                                           296,158      262,597      578,822       538,629

Preferred dividend requirements of subsidiaries and others          9,939       11,611       30,645        35,091
                                                               ----------   ----------   ----------    ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                     $286,219     $250,986     $548,177      $503,538
                                                               ==========   ==========   ==========    ==========
Earnings per average common share:
     Basic and diluted                                              $1.16        $1.02        $2.22         $2.04
Dividends declared per common share                                 $0.30        $0.30        $0.90         $1.20
Average number of common shares outstanding:
     Basic                                                    246,253,929  246,615,620  246,541,754   246,331,931
     Diluted                                                  246,386,502  246,777,031  247,095,210   246,509,467

See Notes to Financial Statements.




                   ENTERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          For The Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)

                                                                              1999         1998
                                                                                (In Thousands)

                          OPERATING ACTIVITIES
   Consolidated net income                                                    $578,822     $538,629
   Noncash items included in net income:
    Amortization of  rate deferrals                                            107,902      219,507
    Reserve for regulatory adjustments                                         (13,156)     128,807
    Other regulatory charges                                                    10,033       11,759
    Depreciation, amortization, and decommissioning                            558,169      753,922
    Deferred income taxes and investment tax credits                          (180,764)    (125,224)
    Allowance for equity funds used during construction                        (20,636)      (9,650)
    (Gain) loss on sale of assets                                              (61,888)      54,091
  Changes in working capital (Net of effects from dispositions):
    Receivables                                                               (383,339)    (438,679)
    Fuel inventory                                                             (28,551)      26,119
    Accounts payable                                                           244,784      286,360
    Taxes accrued                                                              391,609      338,440
    Interest accrued                                                           (39,348)     (19,151)
    Deferred fuel                                                             (169,347)    (121,413)
    Other working capital accounts                                               1,121      (94,325)
  Decommissioning trust contributions and realized change in trust assets      (45,847)     (56,915)
  Provision for estimated losses and reserves                                  (31,995)    (132,556)
  Changes in other regulatory assets                                           (33,766)     (30,873)
  Other                                                                         79,082      (56,294)
                                                                              --------    ---------
    Net cash flow provided by operating activities                             962,885    1,272,554
                                                                              --------    ---------

                           INVESTING ACTIVITIES
   Construction/capital expenditures                                          (792,348)    (712,671)
   Allowance for equity funds used during construction                          20,636        9,650
   Nuclear fuel purchases                                                     (114,764)     (59,409)
   Proceeds from sale/leaseback of nuclear fuel                                108,938       78,969
   Proceeds from sale of businesses                                            351,082      (21,893)
   Investment in other nonregulated/nonutility properties                      (80,864)     (40,704)
   Proceeds from notes receivable                                              956,356            -
   Purchase of other temporary investments                                    (468,653)           -
   Other                                                                         7,908      (35,595)
                                                                              --------    ---------
    Net cash flow used in investing activities                                 (11,709)    (781,653)
                                                                              --------    ---------

 See Notes to Financial Statements.



                      ENTERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            For The Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                                                                     1999         1998
                                                                       (In Thousands)
                     FINANCING ACTIVITIES
  Proceeds from the issuance of:
    First mortgage bonds                                              74,679      141,994
    G&R mortgage bonds                                               124,192       78,703
    Other long-term debt                                             585,051      282,219
    Common stock                                                      13,390       15,333
  Retirement of:
    First mortgage bonds                                            (345,887)    (351,335)
    G&R mortgage bonds                                              (132,413)    (110,000)
    Other long-term debt                                            (369,625)    (211,754)
  Repurchase of common stock                                        (129,160)           -
  Redemption of preferred stock                                      (77,958)     (10,250)
  Changes in short-term borrowings - net                            (285,500)     (17,964)
  Dividends paid:
    Preferred stock                                                  (31,340)     (35,217)
    Common stock                                                    (218,042)    (296,022)
                                                                  ----------     --------
    Net cash flow used in financing activities                      (792,613)    (514,293)
                                                                  ----------     --------

Effect of exchange rates on cash and cash equivalents                  1,340        1,006
                                                                  ----------     --------

Net increase (decrease) in cash and cash equivalents                 159,903      (22,386)

Cash and cash equivalents at beginning of period                   1,184,495      830,547
                                                                  ----------     --------

Cash and cash equivalents at end of period                        $1,344,398     $808,161
                                                                  ==========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                            $447,054     $627,534
    Income taxes                                                    $155,426      $97,775
  Noncash investing and financing activities:
     Change in unrealized appreciation/(depreciation) of
       decommissioning trust assets                                  $22,916      ($4,696)

 See Notes to Financial Statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                 ASSETS
                 September 30, 1999 and December 31, 1998
                              (Unaudited)

                                                                      1999          1998
                                                                        (In Thousands)
                       CURRENT ASSETS
Cash and cash equivalents:
   Cash                                                              $152,081      $386,764
   Temporary cash investments - at cost,
    which approximates market                                       1,090,317       797,731
      Special deposits                                                102,000             -
                                                                  -----------   -----------
       Total cash and cash equivalents                              1,344,398     1,184,495
                                                                  -----------   -----------

Other temporary investments - at cost,
    which approximates market                                         468,653             -
Notes receivable                                                        2,262       959,328

Accounts receivable:
  Customer                                                            429,791       280,648
  Allowance for doubtful accounts                                      (9,194)      (10,300)
  Other                                                               360,172       197,362
  Accrued unbilled revenues                                           346,120       245,350
                                                                  -----------   -----------
       Total receivables                                            1,126,889       713,060
                                                                  -----------   -----------
Deferred fuel costs                                                   338,187       169,589
Fuel inventory - at average cost                                      118,157        90,408
Materials and supplies - at average cost                              392,030       374,674
Rate deferrals                                                         33,500        37,507
Deferred nuclear refueling outage costs                                41,336        37,138
Prepayments and other                                                  87,397        77,749
                                                                  -----------   -----------
TOTAL                                                               3,952,809     3,643,948
                                                                  -----------   -----------

               OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                            214           214
Decommissioning trust funds                                         1,248,780       709,018
Non-utility property - at cost (less accumulated depreciation)        216,969       205,660
Non-regulated investments                                             262,633       557,347
Other - at cost (less accumulated depreciation)                        16,491        16,041
                                                                  -----------   -----------
TOTAL                                                               1,745,087     1,488,280
                                                                  -----------   -----------

                       UTILITY PLANT
Electric                                                           23,170,302    22,704,572
Plant acquisition adjustment                                          410,996       423,195
Property under capital lease                                          777,459       789,045
Natural gas                                                           188,162       183,621
Steam products                                                              -        80,537
Construction work in progress                                       1,140,618       911,278
Nuclear fuel under capital lease                                      307,402       282,595
Nuclear fuel                                                           88,223        29,690
                                                                  -----------   -----------
TOTAL UTILITY PLANT                                                26,083,162    25,404,533
Less - accumulated depreciation and amortization                  (10,803,794)  (10,075,951)
                                                                  -----------   -----------
UTILITY PLANT - NET                                                15,279,368    15,328,582
                                                                  -----------   -----------

              DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
    Rate deferrals                                                     21,199       125,095
    SFAS 109 regulatory asset - net                                 1,102,862     1,141,318
    Unamortized loss on reacquired debt                               198,699       191,786
    Other regulatory assets                                           600,401       528,179
Long-term receivables                                                  32,876        34,617
Other                                                                 464,525       354,889
                                                                  -----------   -----------
TOTAL                                                               2,420,562     2,375,884
                                                                  -----------   -----------

TOTAL ASSETS                                                      $23,397,826   $22,836,694
                                                                  ===========   ===========
See Notes to Financial Statements.


                   ENTERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                 September 30, 1999 and December 31, 1998
                             (Unaudited)

                                                                        1999          1998
                                                                         (In Thousands)

                     CURRENT LIABILITIES
Currently maturing long-term debt                                      $316,735      $255,221
Notes payable                                                               665       296,790
Accounts payable                                                        757,743       522,072
Customer deposits                                                       153,897       148,972
Taxes accrued                                                           675,102       284,847
Accumulated deferred income taxes                                        97,926        31,976
Nuclear refueling outage costs                                            5,700        16,991
Interest accrued                                                        145,567       185,688
Co-owner advances                                                        14,305         4,073
Obligations under capital leases                                        175,964       176,270
Other                                                                    81,214        58,909
                                                                    -----------   -----------
TOTAL                                                                 2,424,818     1,981,809
                                                                    -----------   -----------

            DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                     3,319,890     3,538,332
Accumulated deferred investment tax credits                             524,351       565,744
Obligations under capital leases                                        232,944       220,209
FERC settlement - refund obligation                                      38,861        43,159
Other regulatory liabilities                                            196,760       153,163
Decommissioning                                                         594,651       107,365
Transition to competition                                                95,856        90,623
Regulatory reserves                                                     354,620       674,310
Accumulated provisions                                                  262,707       252,321
Other                                                                   742,557       635,024
                                                                    -----------   -----------
TOTAL                                                                 6,363,197     6,280,250
                                                                    -----------   -----------

Long-term debt                                                        6,504,287     6,596,617
Preferred stock with sinking fund                                        89,650       167,523
Preference stock                                                        150,000       150,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding
  solely junior subordinated deferrable debentures                      215,000       215,000

                     SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                    338,454       338,455
Common stock, $.01 par value, authorized 500,000,000
   shares; issued 247,016,020 shares in 1999 and
   246,829,076 shares in 1998                                             2,470         2,468
Paid-in capital                                                       4,634,412     4,630,609
Retained earnings                                                     2,852,718     2,526,888
Accumulated other comprehensive loss, net of tax:
   Cumulative foreign currency translation adjustment                   (64,691)      (46,739)
Less - treasury stock, at cost (3,721,974 shares in 1999 and
  208,907 shares in 1998)                                               112,489         6,186
                                                                    -----------   -----------
TOTAL                                                                 7,650,874     7,445,495
                                                                    -----------   -----------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $23,397,826   $22,836,694
                                                                    ===========   ===========
See Notes to Financial Statements.


                  ENTERGY CORPORATION AND SUBSIDIARIES
      STATEMENTS OF CONSOLIDATED RETAINED EARNINGS AND COMPREHENSIVE INCOME
         For the Three and Nine Months Ended September 30, 1999 and 1998
                             (Unaudited)

                                                                      Three Months Ended
                                                                 1999                   1998
                                                                       (In Thousands)

                RETAINED EARNINGS
Retained Earnings - Beginning of period                 $2,640,373             $2,188,165

     Add  - Earnings applicable to common stock            286,219  $286,219      250,986  $250,986

     Deduct:
        Dividends declared on common stock                  74,057                 73,983
        Capital stock and other expenses                      (183)                  (117)
                                                        ----------             ----------
              Total                                         73,874                 73,866
                                                        ----------             ----------

Retained Earnings - End of period                       $2,852,718             $2,365,285
                                                        ==========             ==========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
                   OF TAX:
Balance at beginning of period                            ($47,697)              ($73,665)
Foreign currency translation adjustments                   (16,994)  (16,994)     (14,708)  (14,708)
                                                        ----------             ----------
Balance at end of period                                  ($64,691)              ($88,373)
                                                        ==========  --------   ==========  --------
Comprehensive Income                                                $269,225               $236,278
                                                                    ========               ========

                                                                    Nine Months Ended
                                                                1999                   1998
                                                                       (In Thousands)

                RETAINED EARNINGS
Retained Earnings - Beginning of period                 $2,526,888             $2,157,912

     Add  - Earnings applicable to common stock            548,177  $548,177      503,538  $503,538

     Deduct:
        Dividends declared on common stock                 222,077                295,514
        Capital stock and other expenses                       270                    651
                                                        ----------             ----------
              Total                                        222,347                296,165
                                                        ----------             ----------

Retained Earnings - End of period                       $2,852,718             $2,365,285
                                                        ==========             ==========

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET
                 OF TAX:
Balance at beginning of period                            ($46,739)              ($69,817)
Foreign currency translation adjustments                   (17,952)  (17,952)     (18,556)  (18,556)
                                                        ----------             ----------
Balance at end of period                                  ($64,691)              ($88,373)
                                                        ==========  --------   ==========  --------
Comprehensive Income                                                $530,225               $484,982
                                                                    ========               ========

See Notes to Financial Statements.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                       SELECTED OPERATING RESULTS
      For the Three and Nine Months Ended September 30, 1999 and 1998
                              (Unaudited)


                                           Three Months Ended      Increase/
           Description                    1999            1998     (Decrease)       %
                                               (In Millions)
Domestic Electric Operating Revenues:
  Residential                            $ 815.3        $ 844.5     ($29.2)        (3)
  Commercial                               450.8          454.9       (4.1)        (1)
  Industrial                               513.9          496.3       17.6          4
  Governmental                              46.6           48.9       (2.3)        (5)
                                        ----------------------------------
    Total retail                         1,826.6        1,844.6      (18.0)        (1)
  Sales for resale                         151.7          144.9        6.8          5
  Other                                     41.2           43.0       (1.8)        (4)
                                        ----------------------------------
    Total                               $2,019.5      $ 2,032.5     ($13.0)        (1)
                                        ==================================
Billed Electric Energy
 Sales (GWH):
  Residential                             11,007         11,229       (222)        (2)
  Commercial                               7,227          7,122        105          1
  Industrial                              11,297         11,311        (14)         -
  Governmental                               720            745        (25)        (3)
                                        ----------------------------------
    Total retail                          30,251         30,407       (156)        (1)
  Sales for resale                         3,087          3,005         82          3
                                        ----------------------------------
    Total                                 33,338         33,412        (74)         -
                                        ==================================


                                           Nine Months Ended       Increase/
           Description                   1999            1998     (Decrease)       %
                                            (In Millions)
Domestic Electric Operating Revenues:
  Residential                          $ 1,745.2      $ 1,811.2     ($66.0)        (4)
  Commercial                             1,125.9        1,148.4      (22.5)        (2)
  Industrial                             1,370.1        1,380.5      (10.4)        (1)
  Governmental                             120.9          133.2      (12.3)        (9)
                                        ----------------------------------
    Total retail                         4,362.1        4,473.3     (111.2)        (2)
  Sales for resale                         315.6          335.2      (19.6)        (6)
  Other                                    193.5           46.4      147.1        317
                                        ----------------------------------
    Total                               $4,871.2      $ 4,854.9      $16.3          -
                                        ==================================
Billed Electric Energy
 Sales (GWH):
  Residential                             24,274         24,166        108          -
  Commercial                              18,137         17,446        691          4
  Industrial                              32,340         32,577       (237)        (1)
  Governmental                             1,932          2,042       (110)        (5)
                                        ----------------------------------
    Total retail                          76,683         76,231        452          1
  Sales for resale                         7,391          7,580       (189)        (2)
                                        ----------------------------------
    Total                                 84,074         83,811        263          -
                                        ==================================

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Net income decreased for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 primarily due to decreased unbilled revenues and increased other operation and maintenance expenses, partially offset by decreased regulatory charges.

      Net income decreased for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 primarily due to decreased unbilled revenues, partially offset by decreased regulatory charges and interest expenses, and increased allowance for equity funds used during construction.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 1999 are as follows:

                                    Three Months Ended   Nine Months Ended
Description                         Increase/(Decrease)  Increase/(Decrease)
                                                  (In Millions)

Base revenues                               $1.0                 $1.8
Rate riders                                (22.3)               (51.9)
Fuel cost recovery                          14.6                 26.4
Sales volume/weather                           -                  5.7
Other revenue (including unbilled)         (23.4)               (52.4)
Sales for resale                            (8.2)                10.2
					  ------               ------
   Total                                  ($38.3)              ($60.2)
                                          ======               ======

Rate rider

      Rate rider revenues do not affect net income because they are offset by specific incurred expenses.

      Rate rider revenues decreased for the three and nine months ended September 30, 1999 as a result of a revised Grand Gulf rider, which includes consideration of the expiration of the Grand Gulf 1 phase-in plan in November 1998, partially offset by the Grand Gulf Accelerated Recovery Tariff (GGART). The tariff was designed to allow Entergy Arkansas to pay down a portion of its Grand Gulf purchased power obligation in advance of the implementation of retail access in Arkansas. The rider and GGART became effective with the first billing cycle in January 1999.

Fuel cost recovery

     Fuel cost recovery revenues do not affect net income because they are an increase to revenues that is offset by specific incurred fuel costs.

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      Fuel cost recovery revenues increased for the three and nine months ended September 30, 1999 due to an increase in the energy cost recovery rate effective April 1999 and the 1998 completion of a customer refund obligation under the 1997 energy cost recovery agreement, which lowered 1998 fuel cost recoveries. The increase in the energy cost recovery rate allows Entergy Arkansas to recover previously under-recovered fuel expenses.

Other revenue

      Other revenue decreased for the three and nine months ended September 30, 1999 primarily due to a change in estimated unbilled revenues and less favorable weather in 1999. The changed estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment. A decrease in price as a result of a change in the customer class mix also contributed to the decrease. The change in estimate is expected to affect comparisons of quarterly and year-to-date revenue to applicable prior period amounts through the first quarter of 2000. Comparative impacts are also affected by seasonal variations in demand.

Sales for resale

      Sales for resale decreased for the three months ended September 30, 1999 primarily due to the loss of certain municipal and co-op customer contracts and decreased generation availability due to plant outages at White Bluff and ANO in August 1999 and September 1999, respectively.

      Sales for resale increased for the nine months ended September 30, 1999 due to increased generation availability in 1999 as a result of maintenance outages in 1998. Outages at affiliate plants in 1999 resulted in an increase in sales to affiliated companies. This increase was partially offset by decreased revenues from municipals, co-ops, and nonaffiliated companies due to the loss of certain customer contracts.

Expenses

Fuel and purchased power expenses

      Net fuel and purchased power expenses increased for the three months ended September 30, 1999 primarily due to the increase in the price of purchased power and gas in the summer months of 1999 as a result of increased demand and decreased availability in the market.

      Fuel and purchased power expenses increased for the nine months ended September 30, 1999 due to the 1998 completion of a customer refund obligation under the 1997 energy cost recovery agreement, which lowered 1998 fuel cost recoveries, and an increase in the energy cost recovery rate effective April 1999. The increase in the energy cost recovery rate allows Entergy Arkansas to recover previously under-recovered fuel expenses. The high prices of purchased power and gas in the summer months of 1999 also contributed to the increase in expense.

Other operation and maintenance

      Other operation and maintenance expenses increased for the three months ended September 30, 1999 primarily due to:

     o increased distribution expenses related to additional customer service and tree trimming expenditures;
     o  increased general plant maintenance at ANO; and
     o increased maintenance at ANO 1 while the plant was down for refueling in September 1999.

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other regulatory charges

     Other regulatory charges decreased for the three and nine months ended September 30, 1999 primarily due to the accruals in September 1998 for the transition cost account. The decrease for the nine month period was partially offset by increased recovery of Grand Gulf 1 costs.

Amortization of rate deferrals

      The amortization of Grand Gulf 1 rate deferrals decreased for the three and nine months ended September 30, 1999 due to the completion of the Grand Gulf 1 rate phase-in plan in November 1998. The amortization of previously deferred cost had no material effect on net income.

Other

     Allowance for equity funds used during construction increased for the three and nine months ended September 30, 1999 due to third quarter adjustments to AFUDC on certain capital projects.

      Interest expenses decreased for the three and nine months ended September 30, 1999 due to the retirement, refinancing, or redemption of certain long-term debt in 1998 and 1999.

Income taxes

      The effective income tax rates for the three months ended September 30, 1999 and 1998 were 41.0% and 39.4%, respectively. The effective income tax rates for the nine months ended September 30, 1999 and 1998 were 36.8% and 39.2%, respectively. The decrease in the effective tax rates for the nine months ended was due to lower pretax income and increased flow-through tax benefits.


                          ENTERGY ARKANSAS, INC.
                            INCOME STATEMENTS
      For the Three and Nine Months Ended September 30, 1999 and 1998
                                 (Unaudited)
                                                            Three Months Ended      Nine Months Ended
                                                            1999        1998        1999        1998
                                                              (In Thousands)          (In Thousands)
                  OPERATING REVENUES
Domestic electric                                          $488,801    $527,059  $1,187,961   $1,248,205
                                                           --------    --------  ----------   ----------
                  OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                                52,965      63,469     186,612      138,834
   Purchased power                                          164,295     116,085     362,039      326,397
   Nuclear refueling outage expenses                          7,599       8,128      23,129       23,947
   Other operation and maintenance                           91,685      79,706     257,150      256,002
Decommissioning                                               3,277       4,464       8,054       10,700
Taxes other than income taxes                                 8,841       8,480      27,355       28,681
Depreciation and amortization                                38,190      39,839     120,788      123,636
Other regulatory charges (credits) - net                      8,379      43,984      (3,108)      21,878
Amortization of rate deferrals                                    -      22,067           -       66,202
                                                           --------    --------  ----------   ----------
TOTAL                                                       375,231     386,222     982,019      996,277
                                                           --------    --------  ----------   ----------

OPERATING INCOME                                            113,570     140,837     205,942      251,928
                                                           --------    --------  ----------   ----------

              OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction           3,614       1,934       9,458        4,266
Gain (loss) on sale of assets                                     2          (1)          -        1,773
Miscellaneous - net                                           1,710       2,093       2,455        8,867
                                                           --------    --------  ----------   ----------
TOTAL                                                         5,326       4,026      11,913       14,906
                                                           --------    --------  ----------   ----------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                   20,042      20,974      60,741       66,095
Other interest - net                                          1,569       2,307       4,658        3,667
Dividends on preferred securities of subsidiary               1,275       1,275       3,825        3,825
Allowance for borrowed funds used during construction        (2,412)     (1,383)     (6,290)      (3,034)
                                                           --------    --------  ----------   ----------
TOTAL                                                        20,474      23,173      62,934       70,553
                                                           --------    --------  ----------   ----------

INCOME BEFORE INCOME TAXES                                   98,422     121,690     154,921      196,281

Income taxes                                                 40,401      47,959      56,960       76,960
                                                           --------    --------  ----------   ----------

NET INCOME                                                   58,021      73,731      97,961      119,321

Preferred dividend requirements and other                     2,370       2,526       7,194        7,745
                                                           --------    --------  ----------   ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                $55,651     $71,205     $90,767     $111,576
                                                           ========    ========  ==========   ==========
See Notes to Financial Statements.

                          ENTERGY ARKANSAS, INC.
                         STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1999 and 1998
                                 (Unaudited)

                                                                    1999        1998
                                                                      (In Thousands)
                 OPERATING ACTIVITIES
  Net income                                                       $97,961     $119,321
  Noncash items included in net income:
    Amortization of rate deferrals                                       -       66,202
    Other regulatory charges (credits)                              (3,108)      21,878
    Depreciation, amortization, and decommissioning                128,842      134,336
    Deferred income taxes and investment tax credits                (1,414)     (19,501)
    Allowance for equity funds used during construction             (9,458)      (4,266)
    Gain on sale of assets                                               -       (1,773)
  Changes in working capital:
    Receivables                                                    (22,706)     (54,923)
    Fuel inventory                                                 (21,843)         889
    Accounts payable                                                24,874       41,397
    Taxes accrued                                                   36,285       82,721
    Interest accrued                                                  (270)      (2,565)
    Deferred fuel costs                                             (7,738)     (65,408)
    Other working capital accounts                                  13,941       (8,740)
  Decommissioning trust contributions and realized
      change in trust assets                                       (12,889)     (17,776)
  Provision for estimated losses and reserves                      (12,029)        (778)
  Changes in other regulatory assets                               (22,355)     (25,584)
  Other                                                             29,563       30,055
                                                                  --------     --------
  Net cash flow provided by operating activities                   217,656      295,485
                                                                  --------     --------

                 INVESTING ACTIVITIES
  Construction expenditures                                       (172,655)    (122,209)
  Allowance for equity funds used during construction                9,458        4,266
  Nuclear fuel purchases                                           (32,497)     (38,354)
  Proceeds from sale/leaseback of nuclear fuel                      32,473       38,354
                                                                  --------     --------
  Net cash flow used in investing activities                      (163,221)    (117,943)
                                                                  --------     --------

                 FINANCING ACTIVITIES
  Retirement of:
     First mortgage bonds                                          (38,287)    (105,774)
     Other long-term debt                                             (980)     (45,500)
  Redemption of preferred stock                                     (2,027)      (4,000)
  Dividends paid:
    Common stock                                                   (78,800)     (92,600)
    Preferred stock                                                 (7,212)      (7,844)
                                                                  --------     --------
  Net cash flow used in financing activities                      (127,306)    (255,718)
                                                                  --------     --------

Net decrease in cash and cash equivalents                          (72,871)     (78,176)

Cash and cash equivalents at beginning of period                    93,105      162,002
                                                                  --------     --------

Cash and cash equivalents at end of period                         $20,234     $ 83,826
                                                                  ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                           $61,143      $67,314
    Income taxes                                                   $16,927      $13,521
  Noncash investing and financing activities:
    Change in unrealized appreciation of
      decommissioning trust assets                                 $13,401          $35

See Notes to Financial Statements.

                            ENTERGY ARKANSAS, INC.
                                BALANCE SHEETS
                                    ASSETS
                   September 30, 1999 and December 31, 1998
                                  (Unaudited)

                                                             1999        1998
                                                               (In Thousands)
                  CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                      $9,999       $9,814
  Temporary cash investments - at cost,
    which approximates market                               10,235       83,291
                                                        ----------   ----------
        Total cash and cash equivalents                     20,234       93,105
                                                        ----------   ----------
Accounts receivable:
  Customer                                                 109,932       72,234
  Allowance for doubtful accounts                           (1,753)      (1,753)
  Associated companies                                      51,893       50,145
  Other                                                      1,910        4,510
  Accrued unbilled revenues                                 58,943       73,083
                                                        ----------   ----------
    Total receivables                                      220,925      198,219
                                                        ----------   ----------
Deferred fuel costs                                         48,929       41,191
Fuel inventory - at average cost                            41,695       19,852
Materials and supplies - at average cost                    90,733       89,033
Deferred nuclear refueling outage costs                     22,875       17,787
Prepayments and other                                        7,705        5,557
                                                        ----------   ----------
TOTAL                                                      453,096      464,744
                                                        ----------   ----------

          OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity              11,214       11,214
Decommissioning trust funds                                329,575      303,285
Non-utility property - at cost (less accumulated
   depreciation)                                             1,464        1,468
Other - at cost (less accumulated depreciation)              2,993        3,602
                                                        ----------   ----------
TOTAL                                                      345,246      319,569
                                                        ----------   ----------

                  UTILITY PLANT
Electric                                                 4,867,025    4,731,699
Property under capital lease                                46,855       49,415
Construction work in progress                              204,440      201,853
Nuclear fuel under capital lease                            95,681       95,589
Nuclear fuel                                                 5,776            -
                                                        ----------   ----------
TOTAL UTILITY PLANT                                      5,219,777    5,078,556
Less - accumulated depreciation and amortization        (2,385,730)  (2,275,170)
                                                        ----------   ----------
UTILITY PLANT - NET                                      2,834,047    2,803,386
                                                        ----------   ----------

         DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
    SFAS 109 regulatory asset - net                        251,398      248,275
    Unamortized loss on reacquired debt                     49,165       51,747
    Other regulatory assets                                116,158       96,927
Other                                                       15,273       22,003
                                                        ----------   ----------
TOTAL                                                      431,994      418,952
                                                        ----------   ----------

TOTAL ASSETS                                            $4,064,383   $4,006,651
                                                        ==========   ==========
See Notes to Financial Statements.



                          ENTERGY ARKANSAS, INC.
                             BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDERS' EQUITY
               September 30, 1999 and December 31, 1998
                              (Unaudited)

                                                                    1999        1998
                                                                     (In Thousands)
                   CURRENT LIABILITIES
Currently maturing long-term debt                                    $340       $1,094
Notes payable                                                         667          667
Accounts payable:
  Associated companies                                             56,121       47,963
  Other                                                            96,684       79,969
Customer deposits                                                  25,888       25,196
Taxes accrued                                                     104,870       68,585
Accumulated deferred income taxes                                  31,712       24,162
Interest accrued                                                   25,016       25,285
Co-owner advances                                                  22,434        4,073
Obligations under capital leases                                   63,012       64,068
Other                                                              19,990       16,183
                                                               ----------   ----------
TOTAL                                                             446,734      357,245
                                                               ----------   ----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                 754,881      756,571
Accumulated deferred investment tax credits                        94,939       98,768
Obligations under capital leases                                   79,524       80,936
Other regulatory liabilities                                       78,985       65,583
Transition to competition                                          95,856       90,623
Accumulated provisions                                             39,375       51,404
Other                                                              58,085       56,400
                                                               ----------   ----------
TOTAL                                                           1,201,645    1,200,285
                                                               ----------   ----------

Long-term debt                                                  1,129,228    1,172,285
Preferred stock with sinking fund                                  20,000       22,027
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                 60,000       60,000

                  SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                              116,350      116,350
Common stock, $0.01 par value, authorized 325,000,000
  shares; issued and outstanding 46,980,196 shares in 1999
  and 1998                                                            470          470
Paid-in capital                                                   590,134      590,134
Retained earnings                                                 499,822      487,855
                                                               ----------   ----------
TOTAL                                                           1,206,776    1,194,809
                                                               ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $4,064,383   $4,006,651
                                                               ==========   ==========
See Notes To Financial Statements.

                         ENTERGY ARKANSAS, INC.
                      SELECTED OPERATING RESULTS
   For the Three and Nine Months Ended September 30, 1999 and 1998
                              (Unaudited)


                                      Three Months Ended   Increase/
          Description                1999         1998     (Decrease)       %
                                        (In Millions)
Electric Operating Revenues:
  Residential                       $ 198.2      $ 208.0      ($9.8)        (5)
  Commercial                           92.3         91.7        0.6          1
  Industrial                          100.5         98.2        2.3          2
  Governmental                          4.3          4.2        0.1          2
                                    -------------------------------
    Total retail                      395.3        402.1       (6.8)        (2)
  Sales for resale
     Associated companies              42.3         39.1        3.2          8
     Non-associated companies          66.6         78.0      (11.4)       (15)
  Other                               (15.4)         7.9      (23.3)      (295)
                                    -------------------------------
    Total                           $ 488.8      $ 527.1     ($38.3)        (7)
                                    ===============================
Billed Electric Energy
 Sales (GWH):
  Residential                         2,317        2,368        (51)        (2)
  Commercial                          1,545        1,510         35          2
  Industrial                          1,944        1,901         43          2
  Governmental                           69           67          2          3
                                    -------------------------------
    Total retail                      5,875        5,846         29          -
  Sales for resale
     Associated companies             1,304        1,523       (219)       (14)
     Non-associated companies         1,607        1,425        182         13
                                    -------------------------------
    Total                             8,786        8,794         (8)         -
                                    ===============================

                                      Nine Months Ended      Increase/
          Description                 1999         1998     (Decrease)       %
                                         (In Millions)
Electric Operating Revenues:
  Residential                       $ 425.8      $ 447.2     ($21.4)        (5)
  Commercial                          220.4        220.0        0.4          -
  Industrial                          251.9        248.9        3.0          1
  Governmental                         11.1         11.2       (0.1)        (1)
                                   --------------------------------
    Total retail                      909.2        927.3      (18.1)        (2)
  Sales for resale
     Associated companies             132.7         98.7       34.0         34
     Non-associated companies         152.3        176.1      (23.8)       (14)
  Other                                (6.2)        46.1      (52.3)      (113)
                                   --------------------------------
    Total                          $1,188.0    $ 1,248.2     ($60.2)        (5)
                                   ================================
Billed Electric Energy
 Sales (GWH):
  Residential                         5,182        5,229        (47)        (1)
  Commercial                          3,732        3,629        103          3
  Industrial                          5,244        5,109        135          3
  Governmental                          181          178          3          2
                                   --------------------------------
    Total retail                     14,339       14,145        194          1
  Sales for resale
     Associated companies             5,575        4,023      1,552         39
     Non-associated companies         3,723        3,835       (112)        (3)
                                   --------------------------------
    Total                            23,637       22,003      1,634          7
                                   ================================



                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

     Net income increased for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998 primarily due to increased operating revenues, lower depreciation and amortization expense, and decreased interest expense. For the nine months ended, this increase was also due to higher other income and was partially offset by increased operating expenses and income taxes.

Revenues and Sales

Electric operating revenues

      The changes in electric operating revenues for the three and nine months ended September 30, 1999 are as follows:

                                    Three Months Ended   Nine Months Ended
Description                         Increase/(Decrease)  Increase/(Decrease)
                                                  (In Millions)

Base revenues                             ($10.0)                $84.1
Fuel cost recovery                          52.2                  56.5
Sales volume/weather                        (3.4)                  6.5
Other revenue (including unbilled)           4.6                  14.9
Sales for resale                            34.8                  16.6
   					   -----		------
   Total                                   $78.2                $178.6
                                           =====                ======

Base revenues

      Base revenues decreased for the three months ended September 30, 1999 primarily due to:

     o Texas retail annual base rate reductions of $69 million and $4.2 million that were implemented in December 1998 and March 1999, respectively; and
     o reserves recorded in the Louisiana jurisdiction in the third quarter of 1999 for the estimated outcomes of annual earnings reviews.

     These decreases were partially offset by a reduction in the amount of reserves recorded in the third quarter of 1999 compared to the third quarter of 1998 for the anticipated effects of rate proceedings in Texas.

      Base revenues increased for the nine months ended September 30, 1999 primarily due to:

     o a $93.6 million reversal in June 1999 of regulatory reserves associated with the accelerated amortization of accounting order deferrals in conjunction with the settlement agreement in Entergy Gulf States' November 1998 rate filing. The settlement agreement was approved by the PUCT in June 1999. The net income effect of this reversal is largely offset by the amortization of rate deferrals discussed below; and
     o a reduction in the amount of reserves recorded in 1999 compared to 1998 for the anticipated effects of rate proceedings in Texas.

     Partially offsetting these increases were:

     o Louisiana retail annual base rate reductions of $87 million and $18 million that were implemented in February and August 1998, respectively;
     o Texas retail annual base rate reductions of $69 million and $4.2 million that were implemented in December 1998 and March 1999, respectively; and
     o reserves recorded in the Louisiana jurisdiction in 1999 for the estimated outcomes of annual earnings reviews.

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Fuel cost recovery

     Fuel cost recovery revenues do not affect net income because they are an increase to revenues that is offset by specific incurred fuel costs.

     Fuel cost recovery revenues increased for the three and nine months ended September 30, 1999 due to a higher fuel factor in 1999 and a fuel surcharge implemented in February 1999, both in the Texas jurisdiction. These increases were partially offset by reduced fuel recovery in the Louisiana jurisdiction primarily due to lower fuel prices and decreased generation for the period included in fuel cost recovery revenues.

Sales volume/weather

      Sales volume decreased for the three months ended September 30, 1999 primarily due to less favorable summer weather in 1999.

      Sales volume increased for the nine months ended September 30, 1999 due to an increase in usage and the number of customers in the higher margin residential and commercial customer classes, partially offset by decreased usage in the lower margin industrial customer class.

Other revenue

      Other revenue increased for the three and nine months ended September 30, 1999 primarily due to a change in estimated unbilled revenues. The changed estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment. This increase was partially offset by milder weather in 1999. The change in estimate is expected to affect comparisons of quarterly and year-to-date revenue to applicable prior period amounts through the first quarter of 2000. Comparative impacts are also affected by seasonal variations in demand.

Sales for resale

      Sales for resale revenues increased for the three and nine months ended September 30, 1999 as a result of increased sales to associated companies due to greater energy availability and higher unit prices. This was partially offset by lower sales of energy from April to June 1999 due to less generation available for sale because of the extended refueling outage at River Bend which began in early April 1999. River Bend was brought back on-line at full power on July 14, 1999.

Gas operating revenues

      Gas operating revenues decreased for the nine months ended September 30, 1999 primarily due to lower prices of gas purchased for resale as well as decreased usage as a result of warmer winter weather, especially in the residential and commercial sectors.

Steam operating revenues

     Steam operating revenues decreased for the three and nine months ended September 30, 1999 due to a new lease arrangement for Louisiana Station 1 that began in June 1999. Under the terms of this new lease, revenues are now classified as other income rather than steam operating revenues, which was the previous classification. It is expected that less revenue will be realized under the new lease arrangement compared to the previous arrangement with the steam customer.

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Expenses

Fuel and purchased power

     Fuel and purchased power expenses increased for the three and nine months ended September 30, 1999 primarily due to higher gas expense due to higher unit gas prices in the third quarter of 1999. Partially offsetting the increase for the three months was additional fuel cost deferrals as a result of fuel cost under-recovery during the period.

     The increase for the nine months was also due to a shift to gas generation in the first six months of 1999 because of the reduced availability of Nelson 6 and the extended River Bend nuclear refueling outage. The increase was partially offset by lower gas prices during the first six months of 1999. Purchased power expense increased due to higher unit prices despite a decrease in the volume purchased.

     Fuel and purchased power expenses also increased for the nine months ended due to reduced fuel cost under-recovery as a result of the higher fuel factor and fuel surcharge in the Texas jurisdiction in 1999.

Other operation and maintenance

      Other operation and maintenance expenses decreased for the three months ended September 30, 1999 primarily due to a reduction in fossil expenses primarily as a result of outages in 1998 at both the Willow Glen and Lewis Creek plants. This decrease was partially offset by higher tree-trimming, support service and consultant expenses.

     Other operation and maintenance expenses increased for the nine months ended September 30, 1999 due to increases in employee benefit expense, casualty reserve accruals, and tree-trimming expenses, partially offset by the lower fossil expenses described above.

Taxes other than income taxes

      Taxes other than income taxes decreased for the three and nine months ended September 30, 1999 primarily due to reduced local franchise taxes as a result of less revenue being subject to the tax in 1999.

Depreciation and amortization

      Depreciation and amortization decreased for the three and nine months ended September 30, 1999 due to:

     o reduced River Bend depreciation expense as a result of the write-down of the River Bend abeyed plant required by the Texas rate settlement;
     o reduced transmission and distribution depreciation rates as a result of compliance with PUCT and LPSC rate orders;
     o reduced amortization of the River Bend Unit 2 cancellation loss as a result of the completion of amortization for the Louisiana portion of the loss and the reduction in amortization of the Texas portion in accordance with a PUCT rate order; and
     o lower depreciation due to a review of plant in-service dates for consistency with regulatory treatment.

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      These factors were partially offset by an increase in the River Bend depreciation rate as a result of compliance with PUCT and LPSC rate orders.

Amortization of rate deferrals

     The amortization of rate deferrals decreased for the three months ended September 30, 1999 primarily due to the June 1999 Texas rate settlement, which resulted in a substantial reduction in the unamortized balance of rate deferrals. Partially offsetting this reduction was a shorter amortization period ending December 31, 2001. The previous amortization period for these deferrals was scheduled to run through late 2009.

     The amortization of rate deferrals increased for the nine months ended September 30, 1999 primarily due to the large reduction of these deferrals in June 1999. Partially offsetting this increase for the nine month period was the reduction in the amortization of Texas rate deferrals described above and the completion of the Louisiana retail rate phase-in plan for River Bend in February 1998.

Other

Other income

     Other income increased for the three and nine months ended September 30, 1999 primarily due to third quarter adjustments to AFUDC on certain capital projects.

Interest charges

      Interest charges decreased for the three and nine months ended September 30, 1999 primarily due to the retirement, redemption, or refinancing of certain long-term debt in 1998 and the first quarter of 1999.

Income taxes

     The effective income tax rates for the three months ended September 30, 1999 and 1998 were 39.1% and 42.0%, respectively. The effective income tax rates for the nine months ended September 30, 1999 and 1998 were 42.1% and 43.9%, respectively. The decreases in 1999 were primarily due to reduced taxable income as a result of higher tax depreciation and increased amortization of investment tax credits.

                        ENTERGY GULF STATES, INC.
                            INCOME STATEMENTS
      For the Three and Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)

                                                        Three Months Ended     Nine Months Ended
                                                         1999        1998      1999         1998
                                                          (In Thousands)         (In Thousands)
                OPERATING REVENUES
Domestic electric                                      $671,457   $593,326  $1,609,285   $1,430,665
Natural gas                                               4,619      4,410      21,603       27,710
Steam products                                                -     11,626      15,550       32,151
                                                       --------   --------  ----------   ----------
TOTAL                                                   676,076    609,362   1,646,438    1,490,526
                                                       --------   --------  ----------   ----------

                OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                           180,037    159,442     451,301      406,696
   Purchased power                                      163,546     95,358     296,075      254,989
   Nuclear refueling outage expenses                      5,010      3,334      10,366       11,558
   Other operation and maintenance                       96,661     99,871     302,718      296,572
Decommissioning                                           1,362      1,162       6,152        5,010
Taxes other than income taxes                            30,611     33,191      86,421       92,159
Depreciation and amortization                            40,053     50,178     139,885      154,298
Other regulatory credits - net                           (3,390)    (1,847)    (15,677)     (11,830)
Amortization of rate deferrals                            1,402      2,269      85,795       19,480
                                                       --------   --------  ----------   ----------
TOTAL                                                   515,292    442,958   1,363,036    1,228,932
                                                       --------   --------  ----------   ----------

OPERATING INCOME                                        160,784    166,404     283,402      261,594
                                                       --------   --------  ----------   ----------

                   OTHER INCOME
Allowance for equity funds used during construction       2,424        757       4,741        2,057
Gain on sale of assets                                      602        407       1,512        1,182
Miscellaneous - net                                       5,909      6,950      12,462       12,673
                                                       --------   --------  ----------   ----------
TOTAL                                                     8,935      8,114      18,715       15,912
                                                       --------   --------  ----------   ----------

            INTEREST AND OTHER CHARGES
Interest on long-term debt                               34,117     37,104     103,645      114,192
Other interest - net                                      3,112      1,132       4,683        2,847
Dividends on preferred securities of subsidiary           1,859      1,859       5,578        5,578
Allowance for borrowed funds used during construction    (2,170)      (611)     (4,305)      (1,625)
                                                       --------   --------  ----------   ----------
TOTAL                                                    36,918     39,484     109,601      120,992
                                                       --------   --------  ----------   ----------

INCOME BEFORE INCOME TAXES                              132,801    135,034     192,516      156,514

Income taxes                                             51,880     56,721      81,136       68,686
                                                       --------   --------  ----------   ----------

NET INCOME                                               80,921     78,313     111,380       87,828

Preferred and preference dividend requirements and other  4,108      4,747      12,774       14,335
                                                       --------   --------  ----------   ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                            $76,813    $73,566     $98,606      $73,493
                                                       ========   ========  ==========   ==========
See Notes to Financial Statements.



                        ENTERGY GULF STATES, INC.
                        STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)

                                                         1999         1998
                                                            (In Thousands)
                OPERATING ACTIVITIES
  Net income                                            $111,380      $87,828
  Noncash items included in net income:
    Amortization of rate deferrals                        85,795       19,480
    Reserve for regulatory adjustments                  (107,901)      76,883
    Other regulatory credits                             (15,677)     (11,830)
    Depreciation, amortization, and decommissioning      146,037      159,308
    Deferred income taxes and investment tax credits      18,482        4,456
    Allowance for equity funds used during construction   (4,741)      (2,057)
    Gain on sale of assets                                (1,512)      (1,182)
  Changes in working capital:
    Receivables                                          (72,852)     (14,841)
    Fuel inventory                                       (12,196)       6,560
    Accounts payable                                      16,240       (9,621)
    Taxes accrued                                         81,302       65,956
    Interest accrued                                       7,396        8,189
    Deferred fuel costs                                  (40,647)     (43,391)
    Other working capital accounts                       (13,133)        (296)
  Decommissioning trust contributions and realized
      change in trust assets                              (8,162)        (617)
  Provision for estimated losses and reserves              5,529       (4,978)
  Changes in other regulatory assets                       1,217          587
  Other                                                   10,286      (16,637)
                                                       ---------    ---------
  Net cash flow provided by operating activities         206,843      323,797
                                                       ---------    ---------

                INVESTING ACTIVITIES
  Construction expenditures                             (122,538)     (77,904)
  Allowance for equity funds used during construction      4,741        2,057
  Nuclear fuel purchases                                 (51,980)        (226)
  Proceeds from sale/leaseback of nuclear fuel            43,009          219
                                                       ---------    ---------
  Net cash flow used in investing activities            (126,768)     (75,854)
                                                       ---------    ---------

                FINANCING ACTIVITIES
  Proceeds from issuance of:
     Other long-term debt                                122,999       21,600
  Retirement of:
     First mortgage bonds                                (25,000)     (25,000)
     Other long-term debt                                (22,920)     (72,090)
  Redemption of preferred stock                          (25,931)      (6,250)
  Dividends paid:
    Common stock                                         (88,000)    (109,400)
    Preferred stock                                      (12,873)     (14,362)
                                                       ---------    ---------
  Net cash flow used in financing activities             (51,725)    (205,502)
                                                       ---------    ---------

Net increase in cash and cash equivalents                 28,350       42,441

Cash and cash equivalents at beginning of period         115,736      127,775
                                                       ---------    ---------

Cash and cash equivalents at end of period              $144,086     $170,216
                                                       =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                $101,963     $109,058
    Income taxes                                          $3,114      $23,164
  Noncash investing and financing activities:
    Change in unrealized appreciation of
      decommissioning trust assets                        $8,540       $4,907

See Notes to Financial Statements.


                          ENTERGY GULF STATES, INC.
                               BALANCE SHEETS
                                   ASSETS
                  September 30, 1999 and December 31, 1998
                                 (Unaudited)

                                                           1999        1998
                                                            (In Thousands)
                  CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                     $12,186      $11,629
  Temporary cash investments - at cost,
    which approximates market                               29,900      104,107
      Special deposits                                     102,000            -
                                                        ----------   ----------
        Total cash and cash equivalents                    144,086      115,736
                                                        ----------   ----------
Accounts receivable:
  Customer                                                 108,065       78,961
  Allowance for doubtful accounts                           (1,735)      (1,735)
  Associated companies                                      17,783       23,250
  Other                                                     28,890       28,265
  Accrued unbilled revenues                                108,159       59,569
                                                        ----------   ----------
    Total receivables                                      261,162      188,310
                                                        ----------   ----------
Deferred fuel costs                                        173,544      132,896
Fuel inventory - at average cost                            42,397       30,201
Materials and supplies - at average cost                   108,531      108,346
Rate deferrals                                               5,606        9,077
Prepayments and other                                       24,530       20,495
                                                        ----------   ----------
TOTAL                                                      759,856      605,061
                                                        ----------   ----------

          OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                226,471      209,770
Non-utility property - at cost (less accumulated
  depreciation)                                            187,054      165,272
Other - at cost (less accumulated depreciation)             13,498       12,426
                                                        ----------   ----------
TOTAL                                                      427,023      387,468
                                                        ----------   ----------

                  UTILITY PLANT
Electric                                                 7,353,247    7,250,789
Property under capital lease                                48,074       54,427
Natural gas                                                 52,996       51,053
Steam products                                                   -       80,537
Construction work in progress                              100,660      105,121
Nuclear fuel under capital lease                            81,191       46,572
                                                        ----------   ----------
TOTAL UTILITY PLANT                                      7,636,168    7,588,499
Less - accumulated depreciation and amortization        (3,509,640)  (3,141,518)
                                                        ----------   ----------
UTILITY PLANT - NET                                      4,126,528    4,446,981
                                                        ----------   ----------

         DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
    Rate deferrals                                           7,008       89,333
    SFAS 109 regulatory asset - net                        374,796      376,406
    Unamortized loss on reacquired debt                     39,522       42,879
    Other regulatory assets                                 90,307       89,914
Long-term receivables                                       32,876       34,617
Other                                                       22,584      221,085
                                                        ----------   ----------
TOTAL                                                      567,093      854,234
                                                        ----------   ----------
TOTAL ASSETS                                            $5,880,500   $6,293,744
                                                        ==========   ==========
See Notes to Financial Statements.



                         ENTERGY GULF STATES, INC.
                             BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                 September 30, 1999 and December 31, 1998
                              (Unaudited)

                                                              1999        1998
                                                               (In Thousands)
                 CURRENT LIABILITIES
Currently maturing long-term debt                            $148,000      $71,515
Accounts payable:
  Associated companies                                         51,893       60,932
  Other                                                       116,381       91,102
Customer deposits                                              32,788       31,462
Taxes accrued                                                 137,082       55,780
Accumulated deferred income taxes                              42,376       21,260
Nuclear refueling outage costs                                  5,700       16,991
Interest accrued                                               50,027       42,631
Obligations under capital leases                               35,176       34,343
Other                                                          17,193       16,325
                                                           ----------   ----------
TOTAL                                                         636,616      442,341
                                                           ----------   ----------

       DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                           1,091,162    1,081,598
Accumulated deferred investment tax credits                   180,090      193,509
Obligations under capital leases                               94,089       66,656
Other regulatory liabilities                                   20,809       30,287
Regulatory reserves                                           100,588      515,023
Accumulated provisions                                         66,428       60,899
Other                                                         258,661      455,997
                                                           ----------   ----------
TOTAL                                                       1,811,827    2,403,969
                                                           ----------   ----------

Long-term debt                                              1,631,522    1,631,658
Preferred stock with sinking fund                              34,650       60,497
Preference stock                                              150,000      150,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures             85,000       85,000

                SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                           51,444       51,444
Common stock, no par value, authorized 200,000,000
  shares; issued and outstanding 100 shares in 1999
  and 1998                                                    114,055      114,055
Paid-in capital                                             1,152,575    1,152,575
Retained earnings                                             212,811      202,205
                                                           ----------   ----------
TOTAL                                                       1,530,885    1,520,279
                                                           ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $5,880,500   $6,293,744
                                                           ==========   ==========
See Notes To Financial Statements.

                       ENTERGY GULF STATES, INC.
                      SELECTED OPERATING RESULTS
    For the Three and Nine Months Ended September 30, 1999 and 1998
                               (Unaudited)


                                        Three Months Ended    Increase/
           Description                  1999        1998     (Decrease)       %
                                          (In Millions)
Electric Operating Revenues:
  Residential                         $ 209.9     $ 202.7       $ 7.2           4
  Commercial                            121.8       113.8         8.0           7
  Industrial                            197.8       189.1         8.7           5
  Governmental                            7.2         7.8        (0.6)         (8)
                                    ---------------------------------
    Total retail                        536.7       513.4        23.3           5
  Sales for resale
     Associated companies                27.0         3.2        23.8         744
     Non-associated companies            50.4        39.4        11.0          28
  Other                                  57.4        37.3        20.1          54
                                    ---------------------------------
    Total                             $ 671.5     $ 593.3      $ 78.2          13
                                    =================================

Billed Electric Energy
 Sales (GWH):
  Residential                           3,182       3,210         (28)         (1)
  Commercial                            2,175       2,102          73           3
  Industrial                            4,555       4,631         (76)         (2)
  Governmental                            112         141         (29)        (21)
                                    ---------------------------------
    Total retail                       10,024      10,084         (60)         (1)
  Sales for resale
     Associated companies                 306          85         221         260
     Non-associated companies           1,104       1,162         (58)         (5)
                                    ---------------------------------
    Total                              11,434      11,331         103           1
                                    =================================


                                        Nine Months Ended      Increase/
           Description                  1999        1998      (Decrease)       %
                                         (In Millions)
Electric Operating Revenues:
  Residential                         $ 463.3     $ 470.5       ($7.2)         (2)
  Commercial                            316.3       317.3        (1.0)          -
  Industrial                            524.3       539.3       (15.0)         (3)
  Governmental                           20.5        29.1        (8.6)        (30)
                                    ---------------------------------
    Total retail                      1,324.4     1,356.2       (31.8)         (2)
  Sales for resale
     Associated companies                31.6        13.3        18.3         138
     Non-associated companies            86.4        88.1        (1.7)         (2)
  Other                                 166.9       (26.9)      193.8         720
                                    ---------------------------------
    Total                           $ 1,609.3   $ 1,430.7     $ 178.6          12
                                    =================================
Billed Electric Energy
 Sales (GWH):
  Residential                           7,024       6,878         146           2
  Commercial                            5,558       5,190         368           7
  Industrial                           13,111      13,594        (483)         (4)
  Governmental                            314         460        (146)        (32)
                                    ---------------------------------
    Total retail                       26,007      26,122        (115)          -
  Sales for resale
     Associated companies                 476         347         129          37
     Non-associated companies           2,517       2,608         (91)         (3)
                                    ---------------------------------
    Total                              29,000      29,077         (77)          -
                                    =================================




                          ENTERGY LOUISIANA, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 primarily due to an increase in unbilled revenue, and decreases in interest charges and nuclear refueling outage expenses, partially offset by a decrease in sales volume/weather revenues.

      Net income increased for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 primarily due to an increase in unbilled revenue, and decreases in other operation and maintenance expenses, interest charges, and nuclear refueling outage expenses.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 1999 are as follows:

                                    Three Months Ended   Nine Months Ended
Description                         Increase/(Decrease)  Increase/(Decrease)
                                                  (In Millions)

Base revenues                                $3.1                    $5.7
Fuel cost recovery                            9.8                    22.8
Sales volume/weather                         (8.0)                   (0.6)
Other revenue (including unbilled)           16.1                    75.6
Sales for resale                             18.3                    13.4
					    -----                  ------
   Total                                    $39.3                  $116.9
                                            =====                  ======

Fuel cost recovery

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that is offset by specific incurred fuel costs.

      Fuel cost recovery revenues increased for the three and nine months ended September 30, 1999 primarily due to a shift from lower priced nuclear fuel to higher priced gas and purchased power due to nuclear outages at Waterford 3 in 1999.

Sales volume/weather

      Sales volume decreased for the three months ended September 30, 1999 primarily due to less favorable weather in the residential and commercial sectors.

Other revenue

      Other revenue increased for the three and nine months ended September 30, 1999 primarily due to a change in estimated unbilled revenues. The changed estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment. The change in estimate is expected to affect comparisons of quarterly and year-to-date revenue to applicable prior period amounts through the first quarter of 2000. Comparative impacts are also affected by seasonal variations in demand.

                          ENTERGY LOUISIANA, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Sales for resale revenue

      Sales for resale increased for the three and nine months ended September 30, 1999 primarily due to increased sales to affiliates as a result of outages at affiliate plants in 1999 and favorable unit prices in July and August 1999 caused by increased purchased power and natural gas market prices.

Expenses

Fuel and purchased power

      Net fuel and purchased power expenses increased for the three and nine months ended September 30, 1999 due to a shift from lower priced nuclear fuel to higher priced gas and purchased power due to nuclear outages at Waterford 3 in 1999.

Nuclear refueling outage expenses

      Nuclear refueling outage expenses decreased for the three and nine months ended September 30, 1999 as a result of the amortization of larger outage expenses in 1998 due to the extended nuclear refueling outage in 1997.

Other operation and maintenance

      Other operation and maintenance expenses decreased for the nine months ended September 30, 1999 primarily due to:

     o insurance settlement proceeds received in June 1999 related to the replacement of a heat exchanger;
     o  the receipt of higher insurance distributions in 1999;
     o the capitalization of costs associated with return to service projects; and
     o  a reduction in outside contractors at Waterford 3.

Other

Interest charges

      Interest on long-term debt decreased for the three and nine months ended September 30, 1999 primarily due to the redemption, retirement, or refinancing of certain long-term debt during 1999.

Income taxes

      The effective income tax rates for the three months ended September 30, 1999 and 1998 remained relatively unchanged at 39.4% and 39.8%, respectively. The effective income tax rates for the nine months ended September 30, 1999 and 1998 also remained relatively unchanged at 39.8% and 40.9%, respectively.

                            ENTERGY LOUISIANA, INC.
                              INCOME STATEMENTS
      For the Three and Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

                                                         Three Months Ended       Nine Months Ended
                                                          1999        1998         1999       1998
                                                           (In Thousands)           (In Thousands)

                 OPERATING REVENUES
Domestic electric                                        $576,956    $537,632  $1,434,692   $1,317,785
                                                         --------    --------  ----------   ----------
                 OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                             112,908     134,630     275,531      280,340
   Purchased power                                        156,391     102,559     340,973      291,914
   Nuclear refueling outage expenses                        3,481       5,435      12,403       16,305
   Other operation and maintenance                         72,181      72,276     205,497      215,785
Decommissioning                                             2,197       2,197       6,590        6,590
Taxes other than income taxes                              19,145      18,237      55,815       53,708
Depreciation and amortization                              38,601      37,905     120,564      120,742
Other regulatory credits - net                                  -           -           -       (1,754)
                                                         --------    --------  ----------   ----------
TOTAL                                                     404,904     373,239   1,017,373      983,630
                                                         --------    --------  ----------   ----------
OPERATING INCOME                                          172,052     164,393     417,319      334,155
                                                         --------    --------  ----------   ----------
                    OTHER INCOME
Allowance for equity funds used during construction           790         586       3,282        1,406
Gain on sale of assets                                          -           -           -        2,340
Miscellaneous - net                                           862         340       1,442          368
                                                         --------    --------  ----------   ----------
TOTAL                                                       1,652         926       4,724        4,114
                                                         --------    --------  ----------   ----------
             INTEREST AND OTHER CHARGES
Interest on long-term debt                                 24,728      27,181      78,472       84,790
Other interest - net                                        1,609       1,665       3,821        4,682
Dividends on preferred securities of subsidiary             1,575       1,575       4,725        4,725
Allowance for borrowed funds used during construction        (631)       (535)     (2,998)      (1,285)
                                                         --------    --------  ----------   ----------
TOTAL                                                      27,281      29,886      84,020       92,912
                                                         --------    --------  ----------   ----------
INCOME BEFORE INCOME TAXES                                146,423     135,433     338,023      245,357

Income taxes                                               57,744      53,963     134,485      100,424
                                                         --------    --------  ----------   ----------
NET INCOME                                                 88,679      81,470     203,538      144,933

Preferred dividend requirements and other                   2,378       3,253       7,427        9,760
                                                         --------    --------  ----------   ----------
EARNINGS APPLICABLE TO
COMMON STOCK                                              $86,301     $78,217    $196,111     $135,173
                                                         ========    ========  ==========   ==========
See Notes to Financial Statements.


                            ENTERGY LOUISIANA, INC.
                           STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)

                                                                  1999         1998
                                                                   (In Thousands)

                 OPERATING ACTIVITIES
  Net income                                                    $203,538     $144,933
  Noncash items included in net income:
    Other regulatory credits                                           -       (1,754)
    Depreciation, amortization, and decommissioning              127,154      127,332
    Deferred income taxes and investment tax credits              25,141        4,842
    Allowance for equity funds used during construction           (3,282)      (1,406)
    Gain on sale of assets                                             -       (2,340)
  Changes in working capital:
    Receivables                                                 (107,103)     (64,824)
    Accounts payable                                              96,470      (12,277)
    Taxes accrued                                                 63,173      108,558
    Interest accrued                                             (28,789)       1,895
    Deferred fuel costs                                          (64,836)     (18,217)
    Other working capital accounts                                (2,438)      14,826
  Decommissioning trust contributions and realized
      change in trust assets                                      (8,510)     (11,062)
  Provision for estimated losses and reserves                      2,290        6,024
  Changes in other regulatory assets                              20,033       12,109
  Other                                                          (23,864)     (51,693)
                                                                --------     --------
  Net cash flow provided by operating activities                 298,977      256,946
                                                                --------     --------
                 INVESTING ACTIVITIES
  Construction expenditures                                      (86,163)     (62,672)
  Allowance for equity funds used during construction              3,282        1,406
  Nuclear fuel purchases                                         (11,308)     (22,293)
  Proceeds from sale/leaseback of nuclear fuel                    11,308        9,872
                                                                --------     --------
  Net cash flow used in investing activities                     (82,881)     (73,687)
                                                                --------     --------
                 FINANCING ACTIVITIES
  Proceeds from issuance of:
     First mortgage bonds                                         74,679      112,556
     Other long-term debt                                        113,418            -
  Retirement of:
     First mortgage bonds                                       (122,600)    (150,561)
     Other long-term debt                                       (129,710)        (175)
  Redemption of preferred stock                                  (50,000)           -
  Dividends paid:
    Common stock                                                (165,400)    (138,500)
    Preferred stock                                               (8,010)      (9,760)
                                                                --------     --------
  Net cash flow used in financing activities                    (287,623)    (186,440)
                                                                --------     --------
Net increase (decrease) in cash and cash equivalents             (71,527)      (3,181)

Cash and cash equivalents at beginning of period                  83,030       43,920
                                                                --------     --------
Cash and cash equivalents at end of period                       $11,503      $40,739
                                                                ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                        $111,675      $88,282
    Income taxes                                                 $82,454      $21,150
  Noncash investing and financing activities:
    Change in unrealized appreciation/(depreciation) of
      decommissioning trust assets                                $1,987        ($138)

See Notes to Financial Statements.


                                ENTERGY LOUISIANA, INC.
                                    BALANCE SHEETS
                                        ASSETS
                      September 30, 1999 and December 31, 1998
                                     (Unaudited)




                                                                    1999          1998
                                                                      (In Thousands)

                     CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                            $11,503       $10,187
  Temporary cash investments - at cost,
    which approximates market                                           -        72,843
                                                               ----------    ----------
        Total cash and cash equivalents                            11,503        83,030
                                                               ----------    ----------
Accounts receivable:
  Customer                                                        122,517        65,262
  Allowance for doubtful accounts                                  (1,164)       (1,164)
  Associated companies                                             16,538        33,775
  Other                                                            12,030        19,305
  Accrued unbilled revenues                                       124,900        50,540
                                                               ----------    ----------
    Total receivables                                             274,821       167,718
                                                               ----------    ----------
Deferred fuel costs                                                57,038             -
Accumulated deferred income taxes                                       -        13,331
Materials and supplies - at average cost                           81,536        82,220
Deferred nuclear refueling outage costs                            14,814         6,498
Prepayments and other                                               7,961        11,566
                                                               ----------    ----------
TOTAL                                                             447,673       364,363
                                                               ----------    ----------
             OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                     14,230        14,230
Decommissioning trust funds                                        93,178        82,680
Non-utility property - at cost (less accumulated depreciation)     21,454        21,460
                                                               ----------    ----------
TOTAL                                                             128,862       118,370
                                                               ----------    ----------

                     UTILITY PLANT
Electric                                                        5,191,079     5,095,278
Property under capital lease                                      234,339       234,339
Construction work in progress                                      75,584        85,565
Nuclear fuel under capital lease                                   59,048        75,814
                                                               ----------    ----------
TOTAL UTILITY PLANT                                             5,560,050     5,490,996
Less - accumulated depreciation and amortization               (2,274,416)   (2,158,800)
                                                               ----------    ----------
UTILITY PLANT - NET                                             3,285,634     3,332,196
                                                               ----------    ----------
            DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
    SFAS 109 regulatory asset - net                               253,799       270,068
    Unamortized loss on reacquired debt                            33,810        30,629
    Other regulatory assets                                        45,835        49,599
Other                                                              16,469        15,816
                                                               ----------    ----------
TOTAL                                                             349,913       366,112
                                                               ----------    ----------
TOTAL ASSETS                                                   $4,212,082    $4,181,041
                                                               ==========    ==========
See Notes to Financial Statements.



                           ENTERGY LOUISIANA, INC.
                                BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS'EQUITY
                 September 30, 1999 and December 31, 1998
                                (Unaudited)



                                                               1999        1998
                                                                (In Thousands)

                 CURRENT LIABILITIES
Currently maturing long-term debt                             $120,448       $6,772
Accounts payable:
  Associated companies                                         140,719       43,051
  Other                                                         89,267       90,465
Customer deposits                                               55,489       55,966
Taxes accrued                                                   81,376       18,203
Accumulated deferred income taxes                               14,821            -
Interest accrued                                                24,513       53,302
Deferred fuel cost                                                   -        7,798
Obligations under capital leases                                32,539       32,539
Other                                                            9,079        7,644
                                                            ----------   ----------
TOTAL                                                          568,251      315,740
                                                            ----------   ----------
        DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                              826,143      840,931
Accumulated deferred investment tax credits                    124,538      128,689
Obligations under capital leases                                26,509       43,275
Other regulatory liabilities                                    12,824       10,836
Accumulated provisions                                          54,934       52,645
Other                                                           39,711       39,791
                                                            ----------   ----------
TOTAL                                                        1,084,659    1,116,167
                                                            ----------   ----------
Long-term debt                                               1,161,594    1,332,315
Preferred stock with sinking fund                               35,000       85,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures              70,000       70,000

                 SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                           100,500      100,500
Common stock, no par value, authorized 250,000,000
  shares; issued and outstanding 165,173,180 shares in
  1999 and 1998                                              1,088,900    1,088,900
Capital stock expense and other                                 (2,321)      (2,320)
Retained earnings                                              105,499       74,739
                                                            ----------   ----------
TOTAL                                                        1,292,578    1,261,819
                                                            ----------   ----------
Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $4,212,082   $4,181,041
                                                            ==========   ==========
See Notes To Financial Statements.

                        ENTERGY LOUISIANA, INC.
                       SELECTED OPERATING RESULTS
   For the Three and Nine Months Ended September 30, 1999 and 1998
                            (Unaudited)


                                       Three Months Ended     Increase/
           Description                 1999         1998     (Decrease)        %
                                          (In Millions)
Electric Operating Revenues:
  Residential                        $ 228.2      $ 224.1        $ 4.1          2
  Commercial                           116.3        112.2          4.1          4
  Industrial                           168.4        155.0         13.4          9
  Governmental                           9.1          8.8          0.3          3
                                     ---------------------------------
    Total retail                       522.0        500.1         21.9          4
  Sales for resale
     Associated companies               18.4          3.7         14.7        397
     Non-associated companies           19.6         16.0          3.6         23
  Other                                 16.9         17.8         (0.9)        (5)
                                     ---------------------------------
    Total                            $ 576.9      $ 537.6       $ 39.3          7
                                     =================================
Billed Electric Energy
 Sales (GWH):
  Residential                          2,955        3,058         (103)        (3)
  Commercial                           1,568        1,615          (47)        (3)
  Industrial                           3,802        3,805           (3)         -
  Governmental                           123          126           (3)        (2)
                                     ---------------------------------
    Total retail                       8,448        8,604         (156)        (2)
  Sales for resale
     Associated companies                150           76           74         97
     Non-associated companies            195          207          (12)        (6)
                                     ---------------------------------
    Total                              8,793        8,887          (94)        (1)
                                     =================================

                                       Nine Months Ended       Increase/
           Description                 1999         1998       (Decrease)       %
                                          (In Millions)
Electric Operating Revenues:
  Residential                        $ 485.6      $ 465.0       $ 20.6          4
  Commercial                           289.4        274.7         14.7          5
  Industrial                           463.1        441.0         22.1          5
  Governmental                          25.0         24.5          0.5          2
                                   -----------------------------------
    Total retail                     1,263.1      1,205.2         57.9          5
  Sales for resale
     Associated companies               26.3         14.0         12.3         88
     Non-associated companies           43.9         42.8          1.1          3
  Other                                101.4         55.8         45.6         82
                                   -----------------------------------
    Total                          $ 1,434.7    $ 1,317.8      $ 116.9          9
                                   ===================================
Billed Electric Energy
 Sales (GWH):
  Residential                          6,615        6,620           (5)         -
  Commercial                           3,986        3,979            7          -
  Industrial                          11,205       11,120           85          1
  Governmental                           354          364          (10)        (3)
                                     ---------------------------------
    Total retail                      22,160       22,083           77          -
  Sales for resale
     Associated companies                390          311           79         25
     Non-associated companies            672          619           53          9
                                     ---------------------------------
    Total                             23,222       23,013          209          1
                                     =================================

                         ENTERGY MISSISSIPPI, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

     Net income decreased for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998 primarily due to a decrease in unbilled revenues and an increase in other operation and maintenance expense, partially offset by a decrease in interest expense.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 1999 are as follows:

                                    Three Months Ended   Nine Months Ended
Description                         Increase/(Decrease)  Increase/(Decrease)
                                                  (In Millions)

Base revenues                             ($4.0)                 ($6.5)
Grand Gulf rate rider                     (40.9)                 (94.7)
Fuel cost recovery                         (3.6)                  (7.7)
Sales volume/weather                        1.2                    5.2
Other revenue (including unbilled)         (5.9)                 (32.7)
Sales for resale                           (4.4)                 (18.1)
					 ------                -------
   Total                                 ($57.6)               ($154.5)
                                         ======                =======

Base revenues

      Base revenues decreased for the three and nine months ended September 30, 1999 due to a base rate reduction that became effective in May 1999.

Grand Gulf rate rider revenues

      Rate rider revenues do not affect net income because they are offset by specific incurred expenses.

      Grand Gulf rate rider revenue decreased for the three and nine months ended September 30, 1999 as a result of a new rider which became effective October 1, 1998. This new rider eliminated revenues attributable to the Grand Gulf phase-in plan, which was completed in September 1998. However, this decrease was partially offset by the Grand Gulf Accelerated Recovery Tariff, which also became effective October 1, 1998. This tariff provides for accelerated recovery of a portion of Entergy Mississippi's Grand Gulf purchased power obligation.

Other revenue

      Other revenue decreased for the three and nine months ended September 30, 1999 primarily due to less favorable weather in 1999. A change in estimated unbilled revenues also significantly contributed to the decrease for the nine months ended September 30, 1999. The changed estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment. The change in estimate is expected to affect comparisons of quarterly and year-to-date revenue to applicable prior period amounts through the first quarter of 2000. Comparative impacts are also affected by seasonal variations in demand.

                         ENTERGY MISSISSIPPI, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Sales for resale

      Sales for resale decreased for the three and nine months ended September 30, 1999 primarily due to a decrease in sales to associated companies as a result of decreased oil generation due to plant outages at Entergy Mississippi in 1999. The decrease for the nine months ended September 30, 1999 was also due to higher sales to associated companies in 1998 as a result of an outage at Entergy Arkansas.

Expenses

Fuel and purchased power expenses

     Net fuel and purchased power expenses decreased slightly for the three and nine months ended September 30, 1999 due to a decrease in total generation requirements. The decrease was largely offset by a shift from lower priced oil generation to higher priced purchased power as a result of plant outages in 1999.

Other operation and maintenance

      Other operation and maintenance expenses increased for the three and nine months ended September 30, 1999 primarily due to:

     o  plant outages in 1999;
     o  an increase in customer service and reliability improvement spending;
     o  adjustments to compensation accruals; and
     o  an increase in casualty reserves.

Other regulatory charges

     Other regulatory charges decreased for the three and nine months ended September 30, 1999 due to a decreased over-recovery of Grand Gulf 1 related costs because of the new rider implemented in October 1998.

Amortization of rate deferrals

     Amortization of rate deferrals decreased for the three and nine months ended September 30, 1999 due to the completion of the Grand Gulf 1 rate phase-in plan in September 1998. These phase-ins had no material effect on net income.

Other

Interest and other charges

      Interest on long-term debt decreased for the three and nine months ended September 30, 1999 primarily due to the retirement, redemption, or refinancing of certain long-term debt in 1999.

Income taxes

      The effective income tax rates for the three months ended September 30, 1999 and 1998 remained relatively unchanged at 35.4% and 35.7%, respectively. The effective income tax rates for the nine months ended September 30, 1999 and 1998 remained unchanged at 34.8%.

                        ENTERGY MISSISSIPPI, INC.
                            INCOME STATEMENTS
    For the Three and Nine Months Ended September 30, 1999 and 1998
                               (Unaudited)

                                                     Three Months Ended      Nine Months Ended
                                                     1999        1998        1999         1998
                                                       (In Thousands)          (In Thousands)
              OPERATING REVENUES
Domestic electric                                   $267,159    $324,784    $644,239     $798,709
                                                    --------    --------    --------     --------
              OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                         44,842      85,859     141,617      196,260
   Purchased power                                   111,236      71,404     259,505      210,030
   Other operation and maintenance                    35,355      30,631     108,268       91,883
Taxes other than income taxes                         11,752      12,060      33,496       34,259
Depreciation and amortization                          9,166      10,900      31,665       33,294
Other regulatory charges (credits) - net              12,290      24,912      (5,681)       2,883
Amortization of rate deferrals                             -      34,990           -      104,969
                                                    --------    --------    --------     --------
TOTAL                                                224,641     270,756     568,870      673,578
                                                    --------    --------    --------     --------

OPERATING INCOME                                      42,518      54,028      75,369      125,131
                                                    --------    --------    --------     --------

           OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction      325          17         693           17
Gain (loss) on sale of assets                              1          (1)          -        1,023
Miscellaneous - net                                    1,723         971       5,215        3,002
                                                    --------    --------    --------     --------
TOTAL                                                  2,049         987       5,908        4,042
                                                    --------    --------    --------     --------

          INTEREST AND OTHER CHARGES
Interest on long-term debt                             8,113       9,153      27,135       28,614
Other interest - net                                     849         577       2,294        2,737
Allowance for borrowed funds used during construction   (330)       (287)     (1,026)        (420)
                                                    --------    --------    --------     --------
TOTAL                                                  8,632       9,443      28,403       30,931
                                                    --------    --------    --------     --------

INCOME BEFORE INCOME TAXES                            35,935      45,572      52,874       98,242

Income taxes                                          12,724      16,252      18,425       34,215
                                                    --------    --------    --------     --------

NET INCOME                                            23,211      29,320      34,449       64,027

Preferred dividend requirements and other                842         842       2,527        2,527
                                                    --------    --------    --------     --------

EARNINGS APPLICABLE TO
COMMON STOCK                                         $22,369     $28,478     $31,922      $61,500
                                                    ========    ========    ========     ========
See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                        STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 1999 and 1998
                              (Unaudited)

                                                                     1999        1998
                                                                      (In Thousands)
                  OPERATING ACTIVITIES
  Net income                                                        $34,449      $64,027
  Noncash items included in net income:
    Amortization of rate deferrals                                        -      104,969
    Other regulatory charges (credits)                               (5,681)       2,883
    Depreciation and amortization                                    31,665       33,294
    Deferred income taxes and investment tax credits                 15,432      (35,447)
    Allowance for equity funds used during construction                (693)         (17)
    Gain on sale of assets                                                -       (1,023)
  Changes in working capital:
    Receivables                                                      10,702      (50,374)
    Fuel inventory                                                   (1,942)         809
    Accounts payable                                                 31,504      (32,907)
    Taxes accrued                                                    51,337       43,546
    Interest accrued                                                 (1,351)      (1,212)
    Deferred fuel costs                                             (37,805)         678
    Other working capital accounts                                   10,428       (8,348)
  Provision for estimated losses and reserves                         2,033       (5,499)
  Changes in other regulatory assets                                (39,284)     (28,143)
  Other                                                               2,526       16,892
                                                                   --------     --------
  Net cash flow provided by operating activities                    103,320      104,128
                                                                   --------     --------

                  INVESTING ACTIVITIES
  Construction expenditures                                         (59,151)     (31,391)
  Allowance for equity funds used during construction                   693           17
                                                                   --------     --------
  Net cash flow used in investing activities                        (58,458)     (31,374)
                                                                   --------     --------

                  FINANCING ACTIVITIES
  Proceeds from issuance of:
     G&R mortgage bonds                                             124,192       78,703
     Other long-term debt                                            29,491            -
  Retirement of:
     G&R mortgage bonds                                            (132,413)     (80,000)
     Other long-term debt                                           (30,865)         (20)
  Dividends paid:
    Common stock                                                    (28,700)     (66,000)
    Preferred stock                                                  (2,521)      (2,527)
                                                                   --------     --------
  Net cash flow used in financing activities                        (40,816)     (69,844)
                                                                   --------     --------

Net increase in cash and cash equivalents                             4,046        2,910

Cash and cash equivalents at beginning of period                      2,640        6,816
                                                                   --------     --------

Cash and cash equivalents at end of period                           $6,686       $9,726
                                                                   ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid/(received) during the period for:
    Interest - net of amount capitalized                            $29,386      $31,585
    Income taxes                                                   ($53,785)     $18,926

See Notes to Financial Statements.


                         ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                                  ASSETS
                  September 30, 1999 and December 31, 1998
                               (Unaudited)

                                                                  1999        1998
                                                                   (In Thousands)
                     CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                             $6,686       $2,640

Accounts receivable:
  Customer                                                         48,245       39,701
  Allowance for doubtful accounts                                  (1,217)      (1,217)
  Associated companies                                              3,004        5,703
  Other                                                               623        1,267
  Accrued unbilled revenues                                        30,000       45,904
                                                               ----------   ----------
    Total receivables                                              80,655       91,358
                                                               ----------   ----------
Deferred fuel costs                                                39,913        2,108
Accumulated deferred income taxes                                   4,759          665
Fuel inventory - at average cost                                    4,945        3,002
Materials and supplies - at average cost                           16,533       17,149
Prepayments and other                                               6,336       12,256
                                                               ----------   ----------
TOTAL                                                             159,827      129,178
                                                               ----------   ----------

             OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                      5,531        5,531
Non-utility property - at cost (less accumulated
  depreciation)                                                     6,997        7,056
Other - at cost (less accumulated depreciation)                         -           13
                                                               ----------   ----------
TOTAL                                                              12,528       12,600
                                                               ----------   ----------

                      UTILITY PLANT
Electric                                                        1,766,552    1,718,426
Property under capital lease                                          407          477
Construction work in progress                                      40,036       35,317
                                                               ----------   ----------
TOTAL UTILITY PLANT                                             1,806,995    1,754,220
Less - accumulated depreciation and amortization                 (710,426)    (685,214)
                                                               ----------   ----------
UTILITY PLANT - NET                                             1,096,569    1,069,006
                                                               ----------   ----------

            DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
    SFAS 109 regulatory asset - net                                25,201       25,515
    Unamortized loss on reacquired debt                            16,677        7,981
    Other regulatory assets                                       140,199      100,601
Other                                                               6,927        6,048
                                                               ----------   ----------
TOTAL                                                             189,004      140,145
                                                               ----------   ----------

TOTAL ASSETS                                                   $1,457,928   $1,350,929
                                                               ==========   ==========
See Notes to Financial Statements.

                      ENTERGY MISSISSIPPI, INC.
                            BALANCE SHEETS
                LIABILITIES AND SHAREHOLDERS' EQUITY
              September 30, 1999 and December 31, 1998
                             (Unaudited)

                                                                  1999        1998
                                                                   (In Thousands)
                  CURRENT LIABILITIES
Currently maturing long-term debt                                     $-         $20
Accounts payable:
  Associated companies                                            48,209      44,091
  Other                                                           45,830      18,444
Customer deposits                                                 22,206      18,265
Taxes accrued                                                     57,350       6,013
Interest accrued                                                  13,281      14,632
Obligations under capital leases                                      93          92
Other                                                              2,278       2,319
                                                              ----------  ----------
TOTAL                                                            189,247     103,876
                                                              ----------  ----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                301,488     281,017
Accumulated deferred investment tax credits                       21,283      22,408
Obligations under capital leases                                     314         384
Accumulated provisions                                             5,233       3,200
Other                                                                634       4,331
                                                              ----------  ----------
TOTAL                                                            328,952     311,340
                                                              ----------  ----------

Long-term debt                                                   464,411     463,616

                  SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                              50,381      50,381
Common stock, no par value, authorized 15,000,000
 shares; issued and outstanding 8,666,357 shares in 1999
 and 1998                                                        199,326     199,326
Capital stock expense and other                                      (59)        (59)
Retained earnings                                                225,670     222,449
                                                              ----------  ----------
TOTAL                                                            475,318     472,097
                                                              ----------  ----------

Commitments and Contingencies (Notes 1 and 2)

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $1,457,928  $1,350,929
                                                              ==========  ==========
See Notes To Financial Statements.


                         ENTERGY MISSISSIPPI, INC.
                         SELECTED OPERATING RESULTS
     For the Three and Nine Months Ended September 30, 1999 and 1998
                               (Unaudited)


                                     Three Months Ended      Increase/
          Description                1999          1998     (Decrease)       %
                                        (In Millions)
Electric Operating Revenues:
  Residential                       $ 114.1      $ 139.2     ($25.1)        (18)
  Commercial                           75.3         89.5      (14.2)        (16)
  Industrial                           39.4         46.0       (6.6)        (14)
  Governmental                          6.3          7.7       (1.4)        (18)
                                    -------------------------------
    Total retail                      235.1        282.4      (47.3)        (17)
  Sales for resale
     Associated companies              23.4         29.3       (5.9)        (20)
     Non-associated companies          11.9         10.4        1.5          14
  Other                                (3.2)         2.7       (5.9)       (219)
                                    -------------------------------
    Total                           $ 267.2      $ 324.8     ($57.6)        (18)
                                    ===============================
Billed Electric Energy
 Sales (GWH):
  Residential                         1,745        1,750         (5)          -
  Commercial                          1,290        1,247         43           3
  Industrial                            853          830         23           3
  Governmental                          103          101          2           2
                                    -------------------------------
    Total retail                      3,991        3,928         63           2
  Sales for resale
     Associated companies               362          903       (541)        (60)
     Non-associated companies           140          162        (22)        (14)
                                    -------------------------------
    Total                             4,493        4,993       (500)        (10)
                                    ===============================

                                      Nine Months Ended     Increase/
          Description                1999          1998     (Decrease)       %
                                       (In Millions)
Electric Operating Revenues:
  Residential                       $ 246.5      $ 297.1     ($50.6)        (17)
  Commercial                          190.5        221.9      (31.4)        (14)
  Industrial                          112.3        130.9      (18.6)        (14)
  Governmental                         17.9         21.0       (3.1)        (15)
                                    -------------------------------
    Total retail                      567.2        670.9     (103.7)        (15)
  Sales for resale
     Associated companies              53.6         71.2      (17.6)        (25)
     Non-associated companies          25.2         25.7       (0.5)         (2)
  Other                                (1.8)        30.9      (32.7)       (106)
                                    -------------------------------
    Total                           $ 644.2      $ 798.7    ($154.5)        (19)
                                    ===============================
Billed Electric Energy
 Sales (GWH):
  Residential                         3,777        3,759         18           -
  Commercial                          3,165        3,021        144           5
  Industrial                          2,394        2,359         35           1
  Governmental                          274          260         14           5
                                    -------------------------------
    Total retail                      9,610        9,399        211           2
  Sales for resale
     Associated companies             1,527        2,137       (610)        (29)
     Non-associated companies           342          373        (31)         (8)
                                    -------------------------------
    Total                            11,479       11,909       (430)         (4)
                                    ===============================

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 primarily due to an increase in unbilled revenues.

      Net income increased for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 primarily due to increases in unbilled revenues and sales volume, partially offset by an increase in other operation and maintenance expenses.

Revenues and Sales

Electric operating revenues

     The changes in electric operating revenues for the three and nine months ended September 30, 1999 are as follows:

                                    Three Months Ended   Nine Months Ended
Description                         Increase/(Decrease)  Increase/(Decrease)
                                                  (In Millions)

Base revenues                              ($1.8)                ($5.7)
Fuel cost recovery                          (5.6)                (14.9)
Sales volume/weather                        (1.7)                  3.4
Other revenue (including unbilled)           0.8                   5.2
Sales for resale                             4.4                   5.1
					   -----                 -----
   Total                                   ($3.9)                ($6.9)
                                           =====                 =====


Base revenues

      Base revenues decreased for the three and nine months ended September 30, 1999 primarily due to changes in pricing in the commercial sector and a scheduled rate change in the amortization of Grand Gulf 1 phase-in expenses.

Fuel cost recovery revenues

      Fuel cost recovery revenues do not affect net income because they are an addition to revenues that is offset by specific incurred fuel costs.

      Fuel cost recovery revenues decreased for the three and nine months ended September 30, 1999 primarily due to an under-recovery of deferred fuel expenses resulting from increased fuel and purchased power costs in July and August 1999 compared to the comparable periods in the prior year.

Sales volume/weather

     Sales volume/weather increased for the nine months ended September 30, 1999 primarily due to an increase in the number of customers especially in the higher margin residential and commercial sectors.

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other revenue

      Other revenue increased for the nine months ended September 30, 1999 primarily due to a change in estimated unbilled revenues. The changed estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment. The increase was partially offset by less favorable weather in 1999. The change in estimate is expected to affect comparisons of quarterly and year-to-date revenue to applicable prior period amounts through the first quarter of 2000. Comparative impacts are also affected by seasonal variations in demand.

Sales for resale

      Sales for resale increased for the three and nine months ended September 30, 1999 primarily due to favorable unit prices resulting from increased purchased power and gas market prices, coupled with an increase in affiliated sales volume.

Gas Operating Revenues

     Gas operating revenues decreased for the nine months ended September 30, 1999 due to decreased usage primarily in the residential sector.

Expenses

Fuel and purchased power

      Net fuel and purchased power expenses decreased for the nine months ended September 30, 1999 primarily due to an under-recovery of deferred fuel expenses resulting from increased fuel and purchased power costs in July and August 1999 compared to the comparable periods in the prior year.

Other operation and maintenance

      Other operation and maintenance increased for the nine months ended September 30, 1999 due to:

     o increases in spending for customer service and reliability improvements;
     o  increases in environmental provisions; and
     o  adjustments to compensation and accruals.

Other regulatory charges (credits)

      Other regulatory credits increased for the three months ended September 30, 1999 primarily due to an under-recovery of Grand Gulf 1 related costs in 1999 versus an over-recovery in 1998.

     Other regulatory credits increased for the nine months ended September 30, 1999 primarily due to a greater under-recovery of Grand Gulf 1 costs in 1999.

Amortization of rate deferrals

     Amortization of rate deferrals decreased for the three and nine months ended September 30, 1999 primarily due to a scheduled rate change in the amortization of Grand Gulf 1 phase-in expenses.

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other

Income taxes

      For the three months ended September 30, 1999 and 1998, the effective income tax rates remained relatively unchanged at 39.1% and 39.5%, respectively. For the nine months ended September 30, 1999 and 1998, the effective income tax rates were 39.9% and 41.5%, respectively. The decrease in tax rates for the nine months ended September 30, 1999 was primarily due to the increase in pretax income reducing the impact of permanent differences and flow through items.

                        ENTERGY NEW ORLEANS, INC.
                             INCOME STATEMENTS
         For the Three and Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)

                                                               Three Months Ended      Nine Months Ended
                                                               1999        1998        1999         1998
                                                                 (In Thousands)          (In Thousands)
                   OPERATING REVENUES
Domestic electric                                             $149,320    $153,215    $333,765     $340,672
Natural gas                                                     13,821      12,593      56,718       63,905
                                                              --------    --------    --------     --------
TOTAL                                                          163,141     165,808     390,483      404,577
                                                              --------    --------    --------     --------

                   OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                                   36,179      47,512      87,255      103,196
   Purchased power                                              54,877      44,058     132,793      130,886
   Other operation and maintenance                              19,956      20,677      60,227       57,762
Taxes other than income taxes                                   11,540      12,102      29,677       30,827
Depreciation and amortization                                    4,867       5,225      15,795       16,304
Other regulatory charges (credits) - net                        (2,221)      4,019      (8,831)        (824)
Amortization of rate deferrals                                   9,321      12,005      22,107       28,857
                                                              --------    --------    --------     --------
TOTAL                                                          134,519     145,598     339,023      367,008
                                                              --------    --------    --------     --------

OPERATING INCOME                                                28,622      20,210      51,460       37,569
                                                              --------    --------    --------     --------

                      OTHER INCOME
Allowance for equity funds used during construction                236         125         659          214
Gain on sale of assets                                               -           -           -          458
Miscellaneous - net                                                213         377       1,185           41
                                                              --------    --------    --------     --------
TOTAL                                                              449         502       1,844          713
                                                              --------    --------    --------     --------

               INTEREST AND OTHER CHARGES
Interest on long-term debt                                       3,319       3,547       9,958       10,406
Other interest - net                                               334         295         988          772
Allowance for borrowed funds used during construction             (170)        (97)       (481)        (165)
                                                              --------    --------    --------     --------
TOTAL                                                            3,483       3,745      10,465       11,013
                                                              --------    --------    --------     --------

INCOME BEFORE INCOME TAXES                                      25,588      16,967      42,839       27,269

Income taxes                                                    10,006       6,710      17,098       11,336
                                                              --------    --------    --------     --------

NET INCOME                                                      15,582      10,257      25,741       15,933

Preferred dividend requirements and other                          241         241         724          724
                                                              --------    --------    --------     --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                   $15,341     $10,016     $25,017      $15,209
                                                              ========    ========    ========     ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                        STATEMENTS OF CASH FLOWS
        For the Nine Months Ended September 30, 1999 and 1998
                              (Unaudited)

                                                                     1999          1998
                                                                       (In Thousands)
                 OPERATING ACTIVITIES
  Net income                                                        $25,741       $15,933
  Noncash items included in net income:
    Amortization of rate deferrals                                   22,107        28,857
    Other regulatory credits                                         (8,831)         (824)
    Depreciation and amortization                                    15,795        16,304
    Deferred income taxes and investment tax credits                  2,094       (12,696)
    Allowance for equity funds used during construction                (659)         (214)
    Gain on sale of assets                                                -          (458)
  Changes in working capital:
    Receivables                                                     (22,069)      (26,249)
    Fuel inventory                                                    1,194         2,611
    Accounts payable                                                 15,739         2,161
    Taxes accrued                                                    19,112        19,639
    Interest accrued                                                 (2,894)       (3,055)
    Deferred fuel costs                                             (17,573)        4,925
    Other working capital accounts                                    1,586        (2,083)
  Provision for estimated losses and reserves                        (1,678)         (312)
  Changes in other regulatory assets                                 (9,679)       (4,373)
  Other                                                               7,265        (6,836)
                                                                   --------      --------
  Net cash flow provided by operating activities                     47,250        33,330
                                                                   --------      --------

                 INVESTING ACTIVITIES
  Construction expenditures                                         (34,823)      (12,073)
  Allowance for equity funds used during construction                   659           214
                                                                   --------      --------
  Net cash flow used in investing activities                        (34,164)      (11,859)
                                                                   --------      --------

                 FINANCING ACTIVITIES
  Proceeds from issuance of:
     First mortgage bonds                                                 -        29,438
  Retirement of:
     G&R mortgage bonds                                                   -       (30,000)
  Dividends paid:
    Common stock                                                    (24,400)       (9,700)
    Preferred stock                                                    (724)         (724)
                                                                   --------      --------
  Net cash flow used in financing activities                        (25,124)      (10,986)
                                                                   --------      --------

Net increase (decrease) in cash and cash equivalents                (12,038)       10,485

Cash and cash equivalents at beginning of period                     17,153         9,458
                                                                   --------      --------

Cash and cash equivalents at end of period                           $5,115       $19,943
                                                                   ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid/(received) during the period for:
    Interest - net of amount capitalized                            $13,569       $13,992
    Income taxes                                                    ($6,301)       $5,462

See Notes to Financial Statements.


                          ENTERGY NEW ORLEANS, INC.
                               BALANCE SHEETS
                                   ASSETS
                  September 30, 1999 and December 31, 1998
                                (Unaudited)

                                                            1999        1998
                                                              (In Thousands)
                  CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                      $5,115       $3,769
  Temporary cash investments - at cost,
    which approximates market                                    -       13,384
                                                          --------     --------
        Total cash and cash equivalents                      5,115       17,153
                                                          --------     --------
Accounts receivable:
  Customer                                                  40,947       24,355
  Allowance for doubtful accounts                             (761)        (761)
  Associated companies                                         682        3,320
  Other                                                      4,086        3,835
  Accrued unbilled revenues                                 24,118       16,254
                                                          --------     --------
    Total receivables                                       69,072       47,003
                                                          --------     --------
Deferred fuel costs                                         18,763        1,191
Fuel inventory - at average cost                             2,278        3,472
Materials and supplies - at average cost                     9,498        8,845
Rate deferrals                                              27,894       28,430
Prepayments and other                                        4,884        6,686
                                                          --------     --------
TOTAL                                                      137,504      112,780
                                                          --------     --------

          OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity               3,259        3,259
                                                          --------     --------

                   UTILITY PLANT
Electric                                                   543,967      514,685
Natural gas                                                135,166      132,568
Construction work in progress                               21,462       20,184
                                                          --------     --------
TOTAL UTILITY PLANT                                        700,595      667,437
Less - accumulated depreciation and amortization          (384,907)    (371,558)
                                                          --------     --------
UTILITY PLANT - NET                                        315,688      295,879
                                                          --------     --------

         DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
    Rate deferrals                                          14,191       35,762
    Unamortized loss on reacquired debt                      1,240        1,399
    Other regulatory assets                                 31,237       21,558
Other                                                        1,284        1,267
                                                          --------     --------
TOTAL                                                       47,952       59,986
                                                          --------     --------

TOTAL ASSETS                                              $504,403     $471,904
                                                          ========     ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                            BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDERS' EQUITY
                September 30, 1999 and December 31, 1998
                              (Unaudited)

                                                                 1999        1998
                                                                  (In Thousands)
                  CURRENT LIABILITIES
Accounts payable:
  Associated companies                                           $20,338      $18,283
  Other                                                           24,693       11,008
Customer deposits                                                 17,526       18,083
Taxes accrued                                                     19,112            -
Accumulated deferred income taxes                                 12,357        6,284
Interest accrued                                                   2,024        4,919
Other                                                              2,776        1,782
                                                                --------     --------
TOTAL                                                             98,826       60,359
                                                                --------     --------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                 50,992       57,214
Accumulated deferred investment tax credits                        6,506        6,894
SFAS 109 regulatory liability - net                                3,667          942
Other regulatory liabilities                                       2,063        3,146
Accumulated provisions                                             7,689        9,367
Other                                                              8,128        8,116
                                                                --------     --------
TOTAL                                                             79,045       85,679
                                                                --------     --------

Long-term debt                                                   169,067      169,018

                  SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                              19,780       19,780
Common stock, $4 par value, authorized 10,000,000
  shares; issued and outstanding 8,435,900 shares in 1999
  and 1998                                                        33,744       33,744
Paid-in capital                                                   36,294       36,294
Retained earnings                                                 67,647       67,030
                                                                --------     --------
TOTAL                                                            157,465      156,848
                                                                --------     --------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $504,403     $471,904
                                                                ========     ========
See Notes To Financial Statements.


                        ENTERGY NEW ORLEANS, INC.
                       SELECTED OPERATING RESULTS
    For the Three and Nine Months Ended September 30, 1999 and 1998
                              (Unaudited)


                                   Three Months Ended      Increase/
         Description               1999          1998     (Decrease)        %
                                      (In Millions)
Electric Operating Revenues:
  Residential                     $ 65.0        $ 70.4       ($5.4)         (8)
  Commercial                        45.2          47.8        (2.6)         (5)
  Industrial                         7.8           8.1        (0.3)         (4)
  Governmental                      19.7          20.5        (0.8)         (4)
                                  --------------------------------
    Total retail                   137.7         146.8        (9.1)         (6)
  Sales for resale
     Associated companies            5.3           1.6         3.7         231
     Non-associated companies        3.9           3.2         0.7          22
  Other                              2.4           1.6         0.8          50
                                  --------------------------------
    Total                         $149.3        $153.2       ($3.9)         (3)
                                  ================================
Billed Electric Energy
 Sales (GWH):
  Residential                        809           844         (35)         (4)
  Commercial                         649           648           1           -
  Industrial                         144           144           -           -
  Governmental                       312           311           1           -
                                  --------------------------------
    Total retail                   1,914         1,947         (33)         (2)
  Sales for resale
     Associated companies             83            42          41          98
     Non-associated companies         41            50          (9)        (18)
                                  --------------------------------
    Total                          2,038         2,039          (1)          -
                                  ================================

                                   Nine Months Ended        Increase/
         Description              1999          1998       (Decrease)        %
                                     (In Millions)
Electric Operating Revenues:
  Residential                    $ 124.0       $ 131.3       ($7.3)         (6)
  Commercial                       109.3         114.5        (5.2)         (5)
  Industrial                        18.6          20.4        (1.8)         (9)
  Governmental                      46.3          47.4        (1.1)         (2)
                                 ---------------------------------
    Total retail                   298.2         313.6       (15.4)         (5)
  Sales for resale
     Associated companies           12.0           6.8         5.2          76
     Non-associated companies        8.4           8.5        (0.1)         (1)
  Other                             15.2          11.8         3.4          29
                                 ---------------------------------
    Total                        $ 333.8       $ 340.7       ($6.9)         (2)
                                 =================================
Billed Electric Energy
 Sales (GWH):
  Residential                      1,675         1,680          (5)          -
  Commercial                       1,695         1,628          67           4
  Industrial                         386           395          (9)         (2)
  Governmental                       811           780          31           4
                                 ---------------------------------
    Total retail                   4,567         4,483          84           2
  Sales for resale
     Associated companies            371           222         149          67
     Non-associated companies        137           145          (8)         (6)
                                 ---------------------------------
    Total                          5,075         4,850         225           5
                                 =================================



                       SYSTEM ENERGY RESOURCES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

     Net income decreased for the three and nine months ended September 30, 1999 primarily as a result of the additional reserves and interest recorded for the potential refund of System Energy's proposed rate increase.

Revenues

      Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt. Operating revenues increased for the three and nine months ended September 30, 1999 due to the implementation of the Grand Gulf Accelerated Recovery Tariff (GGART) at Entergy Arkansas and Entergy Mississippi. The tariff was designed to allow Entergy Arkansas and Entergy Mississippi to pay down a portion of their Grand Gulf purchased power obligation in advance of the implementation of retail access. It became effective on January 1, 1999 and October 1, 1998 for Entergy Arkansas and Entergy Mississippi, respectively. The GGART is discussed in
Note 2 to the financial statements in the Form 10-K. System Energy's proposed rate increase, which is subject to refund, is discussed in Note 2 to the financial statements.

Expenses

Fuel expenses

      Fuel expenses increased for the nine months ended September 30, 1999 as a result of greater nuclear fuel generation in 1999 due to a scheduled nuclear refueling outage in April and May 1998.

Depreciation

      Depreciation expenses decreased for the three and nine months ended September 30, 1999 due to lower depreciation associated with the sale and leaseback of a portion of Grand Gulf 1, as compared to the same period in 1998.

Other regulatory charges

     The increase in other regulatory charges for the three and nine months ended September 30, 1999 reflects the implementation of the GGART at Entergy Arkansas and Entergy Mississippi, as discussed above.

      The GGART does not affect net income because it is an addition to revenues that is offset by specific incurred expenses.

Other

Other income

      Other income increased for the three and nine months ended September 30, 1999 due to additional interest income earned on larger short-term investments.

                       SYSTEM ENERGY RESOURCES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Interest charges

     Other interest increased for the three and nine months ended September 30, 1999 due to interest on the potential refund of System Energy's proposed rate increase.

      Interest  on  long-term  debt decreased for  the  nine  months  ended
September 30, 1999 as a result of the refinancing and redemption of pollution control revenue bonds in 1998 and 1999, and the redemption of first mortgage bonds in 1999.

Income taxes

      The effective income tax rates remained relatively unchanged for the three months ended September 30, 1999 and 1998 at 45.5% and 45.1%, respectively. The effective tax rates for the nine months ended September 30, 1999 and 1998 were 42.0% and 45.2%, respectively. The decrease in 1999 was primarily due to lower income and the amortization of investment tax credits related to Grand Gulf Unit 2.

                        SYSTEM ENERGY RESOURCES, INC.
                             INCOME STATEMENTS
         For the Three and Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)

                                                           Three Months Ended     Nine Months Ended
                                                           1999         1998       1999       1998
                                                              (In Thousands)        (In Thousands)
                OPERATING REVENUES
Domestic electric                                         $163,801    $152,083   $463,923   $445,025
                                                          --------    --------   --------   --------

                OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                               11,659      12,278     32,453     29,308
   Nuclear refueling outage expenses                         3,505       3,479     10,516     12,255
   Other operation and maintenance                          23,822      22,513     64,814     66,285
Decommissioning                                              4,736       4,736     14,208     14,208
Taxes other than income taxes                                6,721       6,564     20,240     20,202
Depreciation and amortization                               28,212      33,741     84,631     89,859
Other regulatory charges - net                              13,945           -     43,330          -
                                                          --------    --------   --------   --------
TOTAL                                                       92,600      83,311    270,192    232,117
                                                          --------    --------   --------   --------

OPERATING INCOME                                            71,201      68,772    193,731    212,908
                                                          --------    --------   --------   --------

                   OTHER INCOME
Allowance for equity funds used during construction            489         609      1,802      1,690
Miscellaneous - net                                          4,244       3,058     12,448      8,670
                                                          --------    --------   --------   --------
TOTAL                                                        4,733       3,667     14,250     10,360
                                                          --------    --------   --------   --------

            INTEREST AND OTHER CHARGES
Interest on long-term debt                                  26,028      25,617     77,127     84,068
Other interest - net                                         6,139       1,560     38,781      4,827
Allowance for borrowed funds used during construction         (352)       (542)    (1,369)    (1,487)
                                                          --------    --------   --------   --------
TOTAL                                                       31,815      26,635    114,539     87,408
                                                          --------    --------   --------   --------

INCOME BEFORE INCOME TAXES                                  44,119      45,804     93,442    135,860

Income taxes                                                20,076      20,665     39,217     61,355
                                                          --------    --------   --------   --------
NET INCOME                                                 $24,043     $25,139    $54,225    $74,505
                                                          ========    ========   ========   ========
See Notes to Financial Statements.


                        SYSTEM ENERGY RESOURCES, INC.
                          STATEMENTS OF CASH FLOWS
           For the Nine Months Ended September 30, 1999 and 1998
                                (Unaudited)

                                                                     1999        1998
                                                                       (In Thousands)
                  OPERATING ACTIVITIES
  Net income                                                        $54,225      $74,505
  Noncash items included in net income:
    Reserve for regulatory adjustments                               94,745       51,924
    Other regulatory charges                                         43,330            -
    Depreciation, amortization, and decommissioning                  98,839      104,067
    Deferred income taxes and investment tax credits                (78,247)     (28,736)
    Allowance for equity funds used during construction              (1,802)      (1,690)
  Changes in working capital:
    Receivables                                                    (100,766)      10,478
    Accounts payable                                                 14,489       (4,319)
    Taxes accrued                                                   (14,181)      21,590
    Interest accrued                                                (13,355)     (10,830)
    Other working capital accounts                                    7,377       (6,604)
  Decommissioning trust contributions and realized
      change in trust assets                                        (16,286)     (18,053)
  Provision for estimated losses and reserves                          (268)        (421)
  Changes in other regulatory assets                                 22,419       14,531
  Other                                                                (592)     (12,325)
                                                                   --------     --------
  Net cash flow provided by operating activities                    109,927      194,117
                                                                   --------     --------

                  INVESTING ACTIVITIES
  Construction expenditures                                         (16,441)     (20,004)
  Allowance for equity funds used during construction                 1,802        1,690
  Nuclear fuel purchases                                            (22,148)     (30,523)
  Proceeds from sale/leaseback of nuclear fuel                       22,148       30,523
                                                                   --------     --------
  Net cash flow used in investing activities                        (14,639)     (18,314)
                                                                   --------     --------

                  FINANCING ACTIVITIES
  Proceeds from issuance of:
     Other long-term debt                                           101,856            -
  Retirement of:
     First mortgage bonds                                          (160,000)     (70,000)
     Other long-term debt                                          (122,885)      (7,861)
  Dividends paid:
    Common stock                                                    (46,200)     (72,300)
                                                                   --------     --------
  Net cash flow used in financing activities                       (227,229)    (150,161)
                                                                   --------     --------

Net increase (decrease) in cash and cash equivalents               (131,941)      25,642

Cash and cash equivalents at beginning of period                    236,841      150,519
                                                                   --------     --------
Cash and cash equivalents at end of period                         $104,900     $176,161
                                                                   ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                           $123,049      $93,613
    Income taxes                                                   $118,471      $63,664
  Noncash investing and financing activities:
    Change in unrealized appreciation/(depreciation) of
      decommissioning trust assets                                  ($1,012)        $314

See Notes to Financial Statements.


                         SYSTEM ENERGY RESOURCES, INC.
                                BALANCE SHEET
                                    ASSETS
                   September 30, 1999 and December 31, 1998
                                  (Unaudited)

                                                                 1999           1998
                                                                   (In Thousands)
                  CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                            $137            $120
  Temporary cash investments - at cost,
    which approximates market                                  104,763         236,721
                                                            ----------      ----------
        Total cash and cash equivalents                        104,900         236,841
                                                            ----------      ----------
Accounts receivable:
  Associated companies                                         216,592         125,171
  Other                                                         13,776           4,431
                                                            ----------      ----------
    Total receivables                                          230,368         129,602
                                                            ----------      ----------

Materials and supplies - at average cost                        63,225          62,203
Deferred nuclear refueling outage costs                          3,647          12,853
Prepayments and other                                            3,421           2,592
                                                            ----------      ----------
TOTAL                                                          405,561         444,091
                                                            ----------      ----------

          OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                    128,556         113,282
                                                            ----------      ----------

                   UTILITY PLANT
Electric                                                     3,052,649       3,030,636
Property under capital lease                                   441,614         441,098
Construction work in progress                                   46,937          57,076
Nuclear fuel under capital lease                                71,482          64,621
                                                            ----------      ----------
TOTAL UTILITY PLANT                                          3,612,682       3,593,431
Less - accumulated depreciation and amortization            (1,280,690)     (1,198,266)
                                                            ----------      ----------
UTILITY PLANT - NET                                          2,331,992       2,395,165
                                                            ----------      ----------

         DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
    SFAS 109 regulatory asset - net                            201,336         221,996
    Unamortized loss on reacquired debt                         58,285          57,150
    Other regulatory assets                                    186,497         188,256
Other                                                           11,353          11,265
                                                            ----------      ----------
TOTAL                                                          457,471         478,667
                                                            ----------      ----------

TOTAL ASSETS                                                $3,323,580      $3,431,205
                                                            ==========      ==========
See Notes to Financial Statements.

                       SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEET
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                  September 30, 1999 and December 31, 1998
                              (Unaudited)

                                                                    1999            1998
                                                                       (In Thousands)
                  CURRENT LIABILITIES
Currently maturing long-term debt                                  $47,947        $175,820
Accounts payable:
  Associated companies                                              36,049          25,975
  Other                                                             23,835          19,420
Taxes accrued                                                       62,625          76,806
Accumulated deferred income taxes                                    1,420           5,022
Interest accrued                                                    28,667          42,022
Obligations under capital leases                                    41,835          41,835
Other                                                                1,565           1,543
                                                                ----------      ----------
TOTAL                                                              243,943         388,443
                                                                ----------      ----------

        DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                  434,598         506,727
Accumulated deferred investment tax credits                         94,088          96,695
Obligations under capital leases                                    29,647          22,786
FERC settlement - refund obligation                                 38,861          43,159
Other regulatory liabilities                                        82,080          43,309
Decommissioning                                                    123,651         107,365
Regulatory reserves                                                254,032         159,287
Accumulated provisions                                               1,704           1,971
Other                                                               16,282          17,524
                                                                ----------      ----------
TOTAL                                                            1,074,943         998,823
                                                                ----------      ----------

Long-term debt                                                   1,112,560       1,159,830

                 SHAREHOLDERS' EQUITY
Common stock, no par value, authorized 1,000,000
  shares; issued and outstanding 789,350 shares in 1999
  in 1998                                                          789,350         789,350
Retained earnings                                                  102,784          94,759
                                                                ----------      ----------
TOTAL                                                              892,134         884,109
                                                                ----------      ----------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $3,323,580      $3,431,205
                                                                ==========      ==========
See Notes To Financial Statements.


                   ENTERGY CORPORATION AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1.  COMMITMENTS AND CONTINGENCIES

Cajun - Coal Contracts  (Entergy Corporation and Entergy Gulf States)

      See "Cajun - Coal Contracts" in Note 9 of the Form 10-K for information relating to the declaratory judgment actions filed by Entergy Gulf States in the U.S. Bankruptcy Court in which the Cajun bankruptcy case is pending. In October 1999, the bankruptcy court entered an order, pursuant to a settlement agreement among the parties, that confirmed a plan of reorganization in the bankruptcy case. The settlement agreement and plan of reorganization effectively release Entergy Gulf States from any claims asserted by the coal suppliers and transporters for Big Cajun II. The appeals between Entergy and the coal suppliers and transporters will be dismissed upon the effective date of the plan of reorganization.

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

      In October 1999, Entergy's global power development business obtained an option to acquire from GE Power Systems twenty-four GE7FA advanced technology gas turbines and four steam turbines for $1.9 billion and eight GE7EA advanced technology gas turbines for $160 million for delivery from 2001 through 2004. The acquisitions will include long-term service agreements. Management anticipates that the acquisition of these turbines will be funded by a combination of cash on hand, project financing, and other external financing. Payments scheduled for these acquisitions include $53 million in the fourth quarter 1999 and $269 million in 2000.

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

      In July 1999, Entergy's non-utility nuclear power business purchased the 670 MW Pilgrim Nuclear Station (Pilgrim) including the plant, real estate, materials and supplies, and nuclear fuel from Boston Edison (BECO) for a purchase price of $81 million. As part of the Pilgrim purchase, BECO funded a $471 million decommissioning trust fund, which was transferred to an Entergy subsidiary. After a favorable tax determination regarding the trust fund, Entergy has agreed to return $43 million of the trust fund to BECO subsequent to September 30, 1999. Based on Entergy's estimate the trust fund is adequate to cover future decommissioning costs for the Pilgrim plant.

     As discussed in the Form 10-K, the Price-Anderson Act assessment exposure for Pilgrim is $88.1 million per nuclear incident. With the addition of Pilgrim, the private insurance program providing coverage for worker tort claims discussed in the Form 10-K provides for a maximum assessment of approximately $18.6 million for Entergy's six nuclear units. Pilgrim is insured for $1.115 billion in property damages under the insurance programs discussed in the Form 10-K. Pilgrim's assessment maximum under the property damage and replacement power/business interruption insurance programs discussed in the Form 10-K is $7.3 million. The spent fuel storage facility at Pilgrim is expected to provide storage capacity until approximately 2003. Entergy plans to modify the facility to provide sufficient spent fuel storage capacity through approximately 2012.

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

Environmental Issues

(Entergy Gulf States)

      Entergy Gulf States has been designated as a potentially responsible party (PRP) for the cleanup of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the clean up of certain of these sites. As of September 30, 1999, a remaining recorded liability of approximately $19.8 million existed relating to the clean up of the remaining sites at which Entergy Gulf States has been designated a PRP. See "Environmental Regulation" in Item 1 of Part I of the Form 10-K for additional discussion of Entergy Gulf States environmental clean-up activity and related litigation.

(Entergy Louisiana and Entergy New Orleans)

      During 1993, the Louisiana Department of Environmental Quality (LDEQ) issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and chose to upgrade or close them. As a result, a remaining recorded liability in the amount of $5.8 million and $0.5 million existed at September 30, 1999 for wastewater upgrades and closures for Entergy Louisiana and Entergy New Orleans, respectively. Completion of this work is pending LDEQ approval.

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

Reimbursement Agreement  (System Energy)

      Under a bank letter of credit and reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the agreement) of at least 1.60 times earnings. System Energy was in compliance with the above covenants at September 30, 1999. See Note 9 to the Form 10-K for further information.

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


NOTE 2.  RATE AND REGULATORY MATTERS

Retail Rate Proceedings

Filings with the APSC  (Entergy Corporation and Entergy Arkansas)

      Entergy Arkansas' rate schedules include an Energy Cost Recovery Rider, which is designed to permit recovery of the costs of fuel and purchased energy costs. The rider utilizes projected energy costs for the twelve-month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery of the energy cost for the prior calendar year.

     In March 1999, Entergy Arkansas filed its annually redetermined energy cost rate with the APSC in accordance with the Energy Cost Recovery Rider formula and special circumstance agreement. The filing reflected that an increase was warranted to offset an under-recovery of the energy costs for 1998. The increased energy cost rate is effective April 1999 through March 2000.

      See Note 2 to the Form 10-K for information regarding the settlement agreement filed with the APSC and the establishment of a transition cost account. The estimated transition cost account reserve recorded for Entergy Arkansas in 1998 was adjusted in June 1999 as a result of the final 1998 APSC order on the transition cost account for a negative net income impact of $.9 million. The results of operations reflect these charges in operating expenses. As of September 30, 1999, the transition cost account balance was $95.9 million.

Filings with the PUCT  (Entergy Corporation and Entergy Gulf States)

     Previous developments and information related to Entergy Gulf States' retail rate proceedings are presented in Note 2 to the Form 10-K.

     In June 1999, the PUCT issued its final order approving the settlement agreement that Entergy Gulf States had entered into in February 1999. On July 20, 1999, intervenor Office of Public Utility Counsel (OPC) filed a motion for rehearing, addressing limited portions of the discussion included in the final order. On August 5, 1999, the PUCT voted not to hear the OPC's motion for rehearing. The OPC then filed a notice to withdraw from the settlement alleging that the PUCT order was not materially consistent with the settlement agreement and that its withdrawal rendered the agreement null and void. The PUCT considered the matter in mid-August and upheld its order. The OPC has filed an appeal of this decision at Travis County District Court. Entergy Gulf States cannot predict the impact of OPC's appeal.

     The settlement agreement resolves the pending appeal of Entergy Gulf States' 1996 rate proceedings as well as its 1998 rate proceedings and all of the settling parties' pending appeals in other matters, except for the appeal in the River Bend abeyed cost recovery proceeding. The settlement agreement provides for the following:

     o an annual $4.2 million base rate reduction, effective March 1, 1999, which is in addition to the annual $69 million base rate reduction (net of River Bend accounting order deferrals) in the PUCT's second order on rehearing in October 1998;
     o a methodology for semi-annual revisions of the fixed fuel factor based on the market price of natural gas;
     o a base rate freeze through June 1, 2000. In accordance with the Texas restructuring law, the base rate freeze extends through December 2001;
     o amortization of the remaining River Bend accounting order deferrals as of January 1, 1999, over three years on a straight-line basis, provided that such accounting order deferrals shall not be recognized in any subsequent base rate case or stranded cost calculation;
     o the dismissal of all pending appeals of the settling parties relating to Entergy Gulf States' proceedings with the PUCT, except the River Bend appeal discussed in Note 2 to the Form 10-K; and
     o the potential recovery in the River Bend appeal is limited to $115 million net plant in service as of January 1, 2002, less depreciation over the remaining life of the plant beginning January 1, 2002 through the date the plant costs are included in rate base, provided that any such recovery shall not be used to increase rates above the level agreed to in the settlement agreement.

     As  a  result of the settlement agreement, in June 1999, Entergy  Gulf
States

     o removed from its balance sheet a $207.3 million deferred asset and the associated provision recorded for unrecovered purchased power costs and deferred revenue from Nelson Industrial Steam Company, which had no net income impact on Entergy Gulf States;
     o removed the reserve for River Bend plant costs held in abeyance and reduced the plant asset, resulting in other income of $4.8 million; and
     o removed the $93.9 million reserve for the amortization of River Bend accounting order deferrals to reflect the three year amortization schedule detailed in the agreement. The income impact of this removal was largely offset by an increase in the rate of amortization of the accounting order deferrals.

       In December 1998, the PUCT issued an order approving the implementation of a revised fixed fuel factor and fuel and purchased power surcharge that would result in increased recovery of $112.1 million of under-recovered fuel costs, inclusive of interest, over a 24-month period. These increases were implemented in the first billing cycle in February 1999. In March 1999, North Star Steel Texas, Inc. and certain cities served by Entergy Gulf States appealed the PUCT's order to the State District Court in Travis County, Texas. In September 1999, in accordance with the settlement agreement, the cities dismissed their appeal. Entergy Gulf States cannot predict the outcome of the appeal of North Star Steel Texas, Inc.

     Based on the settlement agreement approved in June 1999 discussed above, Entergy Gulf States has adopted a methodology for calculating its fixed fuel factor based on the market price of natural gas. This calculation and any necessary adjustments to the fuel factor will be made semi-annually beginning March 1, 1999. The calculation for March 1, 1999 showed that the fuel factor adopted in the December 1998 PUCT order discussed above should be reduced. This fuel factor reduction was approved by the PUCT in February 1999. The calculation for September 1, 1999 showed an increase to the March 1 fuel factor was required. The increased factor was put in place in September 1999 and approved by the PUCT in October 1999.

     The amounts collected under Entergy Gulf States' fixed fuel factor are and will continue to be the subject of fuel reconciliation proceedings before the PUCT, including a fuel reconciliation case filed by Entergy Gulf States in July 1999. In the proceeding the PUCT will consider the reasonableness of Entergy Gulf States' fuel and purchased power expenses incurred between July 1, 1996 and February 28, 1999 and Entergy Gulf States' request to implement a surcharge of under-recovered fuel expenses. Expenses incurred after February 28, 1999 will be addressed in future fuel reconciliation proceedings before the PUCT. Hearings on the fuel reconciliation proceeding filed in July 1999 are scheduled for December 1999. Management cannot predict the outcome of this or future fuel reconciliation proceedings.

     In September 1999, Entergy Gulf States filed an application with the PUCT requesting an interim fuel surcharge to collect under-recovered fuel and purchased power expenses from March 1999 through July 1999. The requested surcharge would collect $33.9 million over five months, beginning January 2000. Hearings were held in October 1999, and an order is expected from the PUCT in the fourth quarter of 1999. The fuel and purchased power expenses contained in this surcharge will be subject to future fuel reconciliation proceedings. Management cannot predict the outcome of the filing.

     In June 1999, the PUCT instituted a proceeding to consider the final adjustment of the rate refunds that were ordered in the PUCT's October 1998 second order on rehearing described in Note 2 to the Form 10-K. These refunds were required to occur over the fourteen-month period of August 1998 through September 1999. The PUCT issued an order on July 16, 1999 adopting a methodology which required Entergy Gulf States to refund an additional $25 million. This refund was recorded in the second quarter of 1999 and was reflected as a reduction in operating revenues.

     In September and October 1999, the City Councils of six Texas cities in Entergy Gulf States' service territory enacted ordinances which purport to require Entergy Gulf States to "book and hold in a suspense account all revenues from the sale of River Bend power attributable to the 30% share acquired from Cajun Electric Cooperative pending regulatory determination of the appropriate regulatory treatment of such power." The ordinances purport to be effective December 1997. Entergy Gulf States filed for a review of the ordinances at the PUCT in October 1999. Entergy Gulf States believes that the ordinances are beyond the cities' authority and contrary to the Texas Public Utility Regulatory Act. Management, however, cannot predict the outcome of its challenge to the validity of the ordinances.

Filings  with  the  LPSC   (Entergy Corporation, Entergy  Gulf  States  and
Entergy Louisiana)

      In September 1996, the LPSC completed the second phase of its review of Entergy Gulf States' fuel costs, which covered the period October 1991 through December 1994. In October 1996, the LPSC issued an order requiring a $34.2 million refund. The refund includes a disallowance of $14.3 million of capital costs (including interest) related to certain gas transportation and storage facilities, which were recovered through the fuel clause, and which have been refunded pursuant to the October 1996 LPSC Settlement. Entergy Gulf States will be permitted to recover these costs in the future through base rates. Subsequently, Entergy Gulf States appealed and received an injunction to stay this order, except insofar as the order required the $14.3 million refund. In January 1999, the Louisiana Supreme Court affirmed the LPSC's October 1996 order. In accordance with this decision, Entergy Gulf States refunded $26.2 million, including interest, in August 1999. Management reserved for this refund in 1998 in connection with estimates of the probable outcome of this proceeding and the annual earnings reviews discussed in Note 2 to the financial statements in the Form 10-K.

      In the third quarter of 1999, Entergy Louisiana settled its third annual performance-based formula rate plan filing with the LPSC. The third annual performance-based formula rate plan filing is discussed in Note 2 to the financial statements in the Form 10-K. The settlement requires no further change in Entergy Louisiana's base rates.

     In April 1999, Entergy Louisiana submitted its fourth annual performance-based formula rate plan filing for the 1998 test year. The filing indicated that a $20.7 million base rate reduction might be appropriate. Based on Entergy Louisiana's filing and on subsequent comments filed by Entergy Louisiana, the LPSC staff, and other parties, Entergy Louisiana implemented an interim rate reduction of approximately $15.0 million, effective August 1, 1999. Entergy Louisiana's filing will be subject to further review by the LPSC, which may result in an additional change in rates. Hearings are scheduled to commence before the LPSC in May 2000.

     Also in April 1999, the Louisiana Supreme Court rendered a decision in the second post-Merger earnings review of Entergy Gulf States. Previous developments and information related to Entergy Gulf States' post-Merger earnings reviews are presented in Note 2 to the financial statements to the Form 10-K. In this most recent decision, the Louisiana Supreme Court decided in favor of Entergy Gulf States on two of the issues raised in its appeal, one of which will reduce the refund that Entergy Gulf States will be required to make from $9.6 million to $6.0 million. The case has been remanded to the LPSC and management is continuing to evaluate the implications of this decision.

      In May 1999, Entergy Gulf States filed its sixth required post-Merger earnings analysis with the LPSC. This filing will be subject to review by the LPSC, which may result in a change in rates. Hearings are scheduled for February 2000.

     Through September 1999, Entergy Gulf States has recorded an additional $22.1 million in reserves for management's updated estimates of the outcomes of the annual earnings reviews and fuel cost review in Louisiana. These reserves are primarily reflected as a reduction of Entergy Gulf States' operating revenues.

     In March 1999, the LPSC deferred making a decision on whether electric industry restructuring in Louisiana is in the public interest. Anticipating that retail competition will be in the public interest at some future date, the LPSC approved the development of a Louisiana specific plan for possible future implementation. The LPSC staff, outside consultants, and counsel were directed to work together to analyze and resolve outstanding issues and recommend a plan for the implementation of retail competition for consideration by the LPSC by January 1, 2001. Once the Louisiana specific plan is presented to the LPSC, and if it is determined that retail competition is in the public interest in Louisiana, it is anticipated that the LPSC staff, outside consultants, counsel, and industry members will work together to refine the submitted plan in order that it can be implemented at a future date.

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

     If the FERC were to approve the ALJ's findings, System Energy would be required to make a refund of money collected under its proposed tariff in the amount of $219.5 million as of September 30, 1999, together with interest in the amount of $34.5 million. As of September 30, 1999, System Energy has provided reserves for such refund and interest thereon in the aggregate amount of $254 million. It is not certain when FERC may issue a final order in this rate proceeding or whether FERC will accept, modify, or reject the ALJ's findings. Although management believes that the reserves discussed above are adequate to reflect the probable outcome of this proceeding, additional reserves or write-offs could be required in the future.


NOTE 3.  COMMON STOCK (Entergy Corporation)

      During the nine months ended September 30, 1999, Entergy Corporation repurchased 4,136,700 shares of common stock in the open market. These shares were purchased pursuant to Entergy's stock repurchase plan and also to fulfill the requirements of various compensation and benefit plans. Entergy Corporation issued 623,633 shares of its previously repurchased common stock to satisfy stock options exercised and employee stock purchases. In addition, Entergy Corporation received proceeds of $5.6 million from the issuance of 186,944 shares of common stock under its dividend reinvestment and stock purchase plan.


NOTE 4.  LONG-TERM DEBT

(Entergy Gulf States)

      On September 29, 1999, in connection with two refunding agreements with Entergy Gulf States, the Parish of West Feliciana, State of Louisiana issued $62 million of Pollution Control Revenue Refunding Bonds (Series 1999-A), accruing interest at a rate of 5.65% per annum for the first five years, due 2028, and $40 million of 6.6% Pollution Control Revenue Refunding Bonds (Series 1999-B) due 2028. The proceeds from these issuances will be used to refund $102 million of 8.0% Pollution Control Revenue Refunding Bonds (Series 1994), due 2024, on December 1, 1999.

(Entergy Louisiana)

      On October 7, 1999, in connection with a refunding agreement with Entergy Louisiana, the Parish of St. Charles, State of Louisiana issued $111 million of Pollution Control Revenue Refunding Bonds (Series 1999-C), accruing interest at a rate of 5.35% per annum for the first four years, due 2029. The proceeds from this issuance will be used to refund the following series:

     o $105 million of 8.0% Pollution Control Revenue Bonds (1984 Second Series, due 2014) on December 1, 1999;
     o $3.385 million of 6.40% Pollution Control Revenue Bonds (1977 Series, due 2007) on January 1, 2000; and
     o $2.565 million of 8.0% Pollution Control Revenue Bonds (1979 Series, due 2009) on January 1, 2000.


NOTE 5.  RETAINED EARNINGS (Entergy Corporation)

      On October 29, 1999, the Board declared a common stock dividend of $.30 per share, payable on December 1, 1999, to holders of record on November 10, 1999.


NOTE 6.  BUSINESS SEGMENT INFORMATION  (Entergy Corporation)

      See Note 14 to the financial statements in the Form 10-K for information regarding Entergy's adoption of SFAS 131 and its operating segments. Entergy's segment financial information for the three months ended September 30, 1999 and 1998 is as follows (in thousands):

                                    Domestic
                                    Utility      Power
                                   and System  Marketing    Entergy
                                     Energy   and Trading*  London*  CitiPower*  All Other*  Eliminations Consolidated
1999
Operating Revenues                 $2,044,283     $988,550   $     -   $      -     $45,979     ($14,277)   $3,064,535
				   -----------------------------------------------------------------------------------
Operating Expenses:
  Fuel & gas purch. for resale        438,591      145,140         -          -       1,199         (719)      584,211
  Purchased power                     360,862      793,329         -          -      (5,406)      (8,930)    1,139,855
  Nuclear refueling outages            19,594            -         -          -           -            -        19,594
  Other operation & maint.            334,484       21,658         -          -      62,150       (5,071)      413,221
  Deprec, amort. & decomm.            170,660        1,378         -          -       1,150            -       173,188
  Taxes other than income              88,610          104         -          -       4,314            -        93,028
  Other regulatory charges - net       29,003            -         -          -           -            -        29,003
  Amort. of rate deferrals             10,722            -         -          -           -            -        10,722
				   -----------------------------------------------------------------------------------
     Total oper. expenses           1,452,526      961,609         -          -      63,407      (14,720)    2,462,822
				   -----------------------------------------------------------------------------------
Operating Income                      591,757       26,941         -          -     (17,428)         443       601,713
Other Income (Deductions)              20,627        1,125         -          -      13,732       (2,061)       33,423
Interest Charges                      126,091        1,276         -          -       2,432       (1,618)      128,181
				   -----------------------------------------------------------------------------------
Income Before Income Taxes            486,293       26,790         -          -      (6,128)           -       506,955
Income Taxes                          193,996        9,504         -          -       7,297            -       210,797
				   -----------------------------------------------------------------------------------
Net Income (Loss)                    $292,297      $17,286    $    -   $      -    ($13,425)    $      -      $296,158
				   ===================================================================================
1998
Operating Revenues                 $2,068,692   $1,969,342  $464,760    $73,042     $28,077     ($16,466)   $4,587,447
				   -----------------------------------------------------------------------------------
Operating Expenses:
  Fuel & gas purch. for resale        503,157       81,743         -          -      (3,419)      (1,520)      579,961
  Purchased power                     186,950    1,945,139   277,581     23,713        (562)      (8,863)    2,423,958
  Nuclear refueling outages            20,445            -         -          -           -            -        20,445
  Other operation & maint.            319,324       16,825    57,959     16,779      77,770       (6,528)      482,129
  Deprec, amort. & decomm.            189,873        1,255    34,221      6,721      24,305            -       256,375
  Taxes other than income              90,606          185         -       (151)        393            -        91,033
  Other regulatory charges - net       71,542            -         -          -           -            -        71,542
  Amort. of rate deferrals             71,331            -         -          -           -            -        71,331
				   -----------------------------------------------------------------------------------
     Total oper. expenses           1,453,228    2,045,147   369,761     47,062      98,487      (16,911)    3,996,774
				   -----------------------------------------------------------------------------------
Operating Income                      615,464      (75,805)   94,999     25,980     (70,410)         445       590,673
Other Income (Deductions)              15,765        2,103     7,414        (22)    (70,430)        (733)      (45,903)
Interest Charges                      129,940           57    50,448     13,076      11,101         (288)      204,334
				   -----------------------------------------------------------------------------------
Income Before Income Taxes            501,289      (73,759)   51,965     12,882    (151,941)           -       340,436
Income Taxes                          202,658      (27,974)  (15,638)     2,232     (83,439)           -        77,839
				   -----------------------------------------------------------------------------------
Net Income (Loss)                    $298,631     ($45,785)  $67,603    $10,650    ($68,502)    $      -      $262,597
                                   ===================================================================================

      Entergy's  segment financial information for the  nine  months  ended
September 30, 1999 and 1998 is as follows:

                                   Domestic
                                  Utility and    Power
                                    System     Marketing     Entergy
                                    Energy    and Trading*   London*    CitiPower*    All Other*  Eliminations  Consolidated
   				                <C
1999
Operating Revenues                 $4,977,012   $2,002,146     $     -    $       -      $67,582      ($25,879)   $7,020,861
				   -----------------------------------------------------------------------------------------
Operating Expenses:
  Fuel & gas purch. for resale      1,174,769      305,146           -            -       (1,141)         (719)    1,478,055
  Purchased power                     576,590    1,635,685           -            -       (5,801)      (15,993)    2,190,481
  Nuclear refueling outages            56,414            -           -            -            -             -        56,414
  Other operation & maint.            986,124       53,442           -            -      152,760       (10,767)    1,181,559
  Deprec, amort. & decomm.            548,332        3,707           -            -        6,130             -       558,169
  Taxes other than income             253,003          502           -            -        5,644             -       259,149
  Other regulatory charges - net       10,033            -           -            -            -             -        10,033
  Amort. of rate deferrals            107,902            -           -            -            -             -       107,902
				   -----------------------------------------------------------------------------------------
     Total oper. expenses           3,713,167    1,998,482           -            -      157,592       (27,479)    5,841,762
				   -----------------------------------------------------------------------------------------
Operating Income                    1,263,845        3,664           -            -      (90,010)        1,600     1,179,099
Other Income (Deductions)              50,302        3,217           -            -      107,510        (3,530)      157,499
Interest Charges                      402,913        1,280           -            -       13,110        (1,930)      415,373
				   -----------------------------------------------------------------------------------------
Income Before Income Taxes            911,234        5,601           -            -        4,390             -       921,225
Income Taxes                          361,493        2,468           -            -      (21,558)            -       342,403
				   -----------------------------------------------------------------------------------------
Net Income                           $549,741       $3,133    $      -    $       -      $25,948    $        -      $578,822
				   =========================================================================================
1998
Operating Revenues                 $4,992,164   $2,626,900  $1,494,552     $230,543      $97,245      ($32,051)   $9,409,353
				   -----------------------------------------------------------------------------------------
Operating Expenses:
  Fuel & gas purch. for resale      1,154,634      109,077           -            -       (5,413)       (1,520)    1,256,778
  Purchased power                     513,700    2,514,614     940,815       77,723      (15,059)      (20,897)    4,010,896
  Nuclear refueling outages            64,134            -           -            -            -             -        64,134
  Other operation & maint.            968,664       38,310     225,324       49,850      195,143       (10,969)    1,466,322
  Deprec, amort. & decomm.            573,235        3,795     103,241       21,163       52,488             -       753,922
  Taxes other than income             259,709          695           -       14,970        1,771             -       277,145
  Other regulatory charges - net       11,759            -           -            -            -             -        11,759
  Amort. of rate deferrals            219,507            -           -            -            -             -       219,507
				   -----------------------------------------------------------------------------------------
     Total oper. expenses           3,765,342    2,666,491   1,269,380      163,706      228,930       (33,386)    8,060,463
				   -----------------------------------------------------------------------------------------
Operating Income                    1,226,822      (39,591)    225,172       66,837     (131,685)        1,335     1,348,890
Other Income (Deductions)              41,652        6,327      24,970          123      (61,509)       (2,063)        9,500
Interest Charges                      405,543          151     147,589       41,415       32,971          (728)      626,941
				   -----------------------------------------------------------------------------------------
Income Before Income Taxes            862,931      (33,415)    102,553       25,545     (226,165)            -       731,449
Income Taxes                          354,434      (12,147)         22        4,723     (154,212)            -       192,820
				   -----------------------------------------------------------------------------------------
Net Income (Loss)                    $508,497     ($21,268)   $102,531      $20,822     ($71,953)    $       -      $538,629
				   =========================================================================================


      Businesses  marked  with  *  are  referred  to  as  the  "competitive businesses," with the exception of the parent company, Entergy Corporation,
which  is  also  included  in  the "All Other"  column.   Eliminations  are
primarily intersegment activity.

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

Ratepayer  Lawsuits  (Entergy Corporation, Entergy Louisiana,  and  Entergy
New Orleans)

      See "Ratepayer Lawsuits" in Item 1 of Part I of the Form 10-K and  in
Item 1 of Part II of the 1999 first and second quarter Forms 10-Q for a discussion of the lawsuits filed by ratepayers with the LPSC, the New
Orleans  City Council,  and in Louisiana state courts in Orleans  and  East
Baton Rouge Parishes.

Fiber  Optic  Cable  Litigation  (Entergy Corporation,  Entergy  Gulf
States)

      See "Fiber Optic Cable Litigation" in Item 1 of Part II of the 1999 first quarter Form 10-Q for information relating to the lawsuit filed by a group of property owners against Entergy Corporation, Entergy Gulf States, Entergy Services, and ETHC.

Franchise Service Area Litigation  (Entergy Gulf States)

      See  "Franchise Service Area Litigation" in Item 1 of Part 1  of  the
Form 10-K and in Item 1 of Part II of the 1999 second quarter Form 10-Q for information  relating  to  the request filed by Beaumont  Power  and  Light
Company  (BP&L)  with the PUCT to obtain a certificate of  convenience  and necessity for those portions of Jefferson County outside the boundaries  of any  municipality  for which Entergy Gulf States provides  retail  electric
service.   A hearing on the merits of BP&L's application has been scheduled for  December  1999,  at  which time the similar  matter  involving  Corpus
Christi Power & Light Company will also be heard.

     BP&L has amended its application to add a request for a certificate of convenience and necessity to provide retail electric service within the City of Beaumont. BP&L's original application contemplated using Entergy
Gulf States' facilities in providing service, but the amended application acknowledges that the Texas electric utility restructuring law requires
BP&L to use its own facilities to connect to its customers, if it is granted a certificate of convenience and necessity.

Ice Storm Litigation  (Entergy Corporation and Entergy Gulf States)

      See "Ice Storm Litigation" in Item 1 of Part II of the 1999 second quarter Form 10-Q for information relating to the lawsuit filed by a group of Entergy Gulf States customers in Texas against Entergy Corporation,
Entergy Gulf States, and other Entergy subsidiaries in state court in Jefferson County, Texas purportedly on behalf of all Entergy Gulf States customers in Texas who sustained outages in a January 1997 ice storm.

Panda Energy Corporation (Entergy Corporation)

      See "Panda Energy Corporation" in Item 1 of Part I of the Form 10-K for information relating to the lawsuit filed by Panda Energy Corporation
(Panda). In October 1999, the parties agreed to settle the lawsuit for a cash payment to Panda that is immaterial to the results of operations and financial condition of Entergy, and the proceeding will be dismissed.

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

Environmental Matters  (Entergy Louisiana and Entergy New Orleans)

      Entergy New Orleans has completed the stabilization and abatement  of asbestos  containing  material  at the A.  B.  Paterson  Generating  Plant,
located   in  New  Orleans,  Louisiana.   Entergy  notified  the  Louisiana
Department  of  Environmental Quality of its intent to  repair  and  remove
insulation  and  machinery  gaskets.   On-site  abatement  of  gaskets  and
insulating  material was completed during the third quarter of  1999.   The
cost incurred through September 30, 1999 is approximately $1.9 million, and future  costs  are  not  expected  to  exceed  the  existing  provision  of approximately $45,000.

      During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. As a result, a remaining recorded liability in the amount of $5.8 million for Entergy Louisiana and $470,000 for Entergy
New Orleans existed at September 30, 1999 for wastewater upgrades and closures. Completion of this work is awaiting the LDEQ's approval.


Item 4.  Submission of Matters to a Vote of Security Holders

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


Item 5.  Other Information

Earnings Ratios  (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana,
Entergy Mississippi, Entergy New Orleans, and System Energy)

      The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-
K of the SEC as follows:

                          Ratios of Earnings to Fixed Charges
                                  Twelve Months Ended
                                   December 31,              September 30,
                       1994    1995    1996     1997    1998     1999

Entergy Arkansas       2.32    2.56    2.93     2.54   2.63      2.29
Entergy Gulf States    (b)-    1.86    1.47     1.42   1.40      1.61
Entergy Louisiana      2.91    3.18    3.16     2.74   3.18      4.06
Entergy Mississippi    2.12    2.92    3.40     2.98   3.12      2.10
Entergy New Orleans    1.91    3.93    3.51     2.70   2.65      3.65
System Energy          1.23    2.07    2.21     2.31   2.52      1.90


                       Ratios of Earnings to Combined Fixed Charges
                                  and Preferred Dividends
                                    Twelve Months Ended
                                 December 31,                September 30,
                         1994    1995   1996    1997   1998      1999

Entergy Arkansas         1.97    2.12   2.44    2.24   2.28     2.01
Entergy Gulf States (a)  (b)-    1.54   1.19    1.23   1.20     1.39
Entergy Louisiana        2.43    2.60   2.64    2.36   2.75     3.58
Entergy Mississippi      1.81    2.51   2.95    2.69   2.80     1.88
Entergy New Orleans      1.73    3.56   3.22    2.44   2.41     3.32

(a) "Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock.

(b)  Earnings  for the year ended December 31, 1994,  for  Entergy
     Gulf  States  were  not adequate to cover fixed  charges  and combined  fixed  charges and preferred  dividends  by  $144.8 million and $197.1 million, respectively.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

**   4(a) -   Refunding Agreement (Series 1999-A) between Entergy  Gulf
              States  and Parish of West Feliciana, State of  Louisiana
              dated  as  of  September  1,  1999  (B-3(c)  to  Rule  24
              Certificate dated October 8, 1999 in File No. 70-8721).

**   4(b) -   Refunding Agreement (Series 1999-B) between Entergy  Gulf
              States  and Parish of West Feliciana, State of  Louisiana
              dated  as  of  September  1,  1999  (B-3(d)  to  Rule  24
              Certificate dated October 8, 1999 in File No. 70-8721).

**   4(c) -   Refunding  Agreement  (Series  1999-C)  between   Entergy
              Louisiana  and Parish of St. Charles, State of  Louisiana
              dated  as  of  October  1,  1999  (B-11(a)  to  Rule   24
              Certificate dated October 15, 1999 in File No. 70-9141).

     27(a) -  Financial  Data  Schedule  for  Entergy  Corporation  and
              Subsidiaries as of September 30, 1999.

     27(b) -  Financial  Data  Schedule  for  Entergy  Arkansas  as  of
              September 30, 1999.

     27(c) -  Financial  Data Schedule for Entergy Gulf  States  as  of
              September 30, 1999.

     27(d) -  Financial  Data  Schedule  for Entergy  Louisiana  as  of
              September 30, 1999.

     27(e) -  Financial  Data  Schedule for Entergy Mississippi  as  of
              September 30, 1999.

     27(f) -  Financial  Data Schedule for Entergy New  Orleans  as  of
              September 30, 1999.

     27(g) -  Financial Data Schedule for System Energy as of September
              30, 1999.

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

**   99(i) -  Quarterly  Reports  on Form 10-Q of Entergy  Corporation,
              Entergy Arkansas, Entergy Gulf States, Entergy Louisiana,
              Entergy  Mississippi,  Entergy New  Orleans,  and  System
              Energy  for the quarter ended June 30, 1999, portions  of
              which  are  incorporated herein by reference as described
              elsewhere  in this document (filed with the SEC  in  File
              Nos. 1-11299, 1-10764, 1-2703, 1-8474, 0-320, 0-5807, and
              1-9067, respectively).
___________________________

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Entergy Corporation agrees to furnish to the Commission upon request any instrument with respect to long-term debt that is not registered or listed herein as an Exhibit because the total amount of securities authorized under such agreement does not exceed ten percent of Entergy Corporation and its subsidiaries on a consolidated basis.

 *   Reference  is  made to a duplicate list of  exhibits  being filed as a part of this report on Form 10-Q for the quarter
     ended   September  30,  1999,  which  list,   prepared   in
     accordance  with  Item 102 of Regulation S-T  of  the  SEC, immediately  precedes the exhibits being  filed  with  this report  on  Form 10-Q for the quarter ended  September  30,
     1999.

**   Incorporated herein by reference as indicated.


     (b)   Reports on Form 8-K

     Entergy Corporation and Entergy Gulf States

           A Current Report on Form 8-K, dated July 23, 1999, was filed with the SEC on July 23, 1999, reporting information under Item 5. "Other Events".

           A  Current  Report  on Form 8-K, dated  September  9,
           1999, was filed with the SEC on September 9, 1999, reporting information under Item 5. "Other Events".


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


Date:  November 12, 1999









