Form 10-K
period 1999-12-31
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC
filed 2000-03-15
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

___________________________________________________________________________

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

 (Mark One)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 1999

          OR

          TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

Commission      Registrant, State of Incorporation,    IRS Employer
File Number     Address of Principal Executive         Identification No.
                Offices and Telephone Number
1-11299         ENTERGY CORPORATION                    72-1229752
                (a Delaware corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
                Telephone (504) 576-4000

1-10764         ENTERGY ARKANSAS, INC.                 71-0005900
                (an Arkansas corporation)
                425 West Capitol Avenue, 40th Floor
                Little Rock, Arkansas 72201
                Telephone (501) 377-4000

1-2703          ENTERGY GULF STATES, INC.              74-0662730
                (a Texas corporation)
                350 Pine Street
                Beaumont, Texas  77701
                Telephone (409) 838-6631

1-8474          ENTERGY LOUISIANA, INC.                72-0245590
                (a Louisiana corporation)
                4809 Jefferson Highway
                Jefferson, Louisiana 70121
                Telephone (504) 840-2734

0-320           ENTERGY MISSISSIPPI, INC.              64-0205830
                (a Mississippi corporation)
                308 East Pearl Street
                Jackson, Mississippi 39201
                Telephone (601) 368-5000

0-5807          ENTERGY NEW ORLEANS, INC.              72-0273040
                (a Louisiana corporation)
                1600 Perdido Building
                New Orleans, Louisiana 70112
                Telephone (504) 670-3674

1-9067          SYSTEM ENERGY RESOURCES, INC.          72-0752777
                (an Arkansas corporation)
                Echelon One
                1340 Echelon Parkway
                Jackson, Mississippi 39213
                Telephone (601) 368-5000

___________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

                                                                                   Name of Each Exchange
Registrant                      Title of Class                                     on Which Registered
Entergy Corporation             Common Stock, $0.01 Par Value - 236,145,752        New York Stock Exchange, Inc.
                                  shares outstanding at February 29, 2000          Chicago Stock Exchange Inc.
                                                                                   Pacific Exchange Inc.

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

                                Preference Stock, Cumulative, without Par Value    New York Stock Exchange, Inc.
                                  $1.75 Dividend Series

Entergy Gulf States Capital I   8.75% Cumulative Quarterly Income Preferred        New York Stock Exchange, Inc.
                                  Securities, Series A

Entergy Louisiana Capital I     9% Cumulative Quarterly Income Preferred           New York Stock Exchange, Inc.
                                  Securities, Series A

Securities registered pursuant to Section 12(g) of the Act:

Registrant                        Title of Class

Entergy Arkansas, Inc.            Preferred Stock, Cumulative, $100 Par Value
                                  Preferred Stock, Cumulative, $0.01 Par Value

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of Entergy Corporation Common Stock, $0.01 Par Value, held by non-affiliates, was $4.8 billion based on the reported last sale price of such stock on the New York Stock Exchange on February 29, 2000. Entergy Corporation is directly or indirectly the sole holder of the common stock of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc.


                    DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders, to be held May 12, 2000, are incorporated by reference into Parts I and III hereof.

                             TABLE OF CONTENTS

                                                                     Page
                                                                    Number

Definitions                                                             i
Part I
     Item   1. Business                                                 1
     Item   2. Properties                                              35
     Item   3. Legal Proceedings                                       35
     Item 4. Submission of Matters to a Vote of Security Holders 35 Directors and Executive Officers of Entergy Corporation 35
Part II
     Item   5. Market for Registrants' Common Equity and Related
                Stockholder Matters                                    38
     Item   6. Selected Financial Data                                 39
     Item   7. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    39
     Item   7A.Quantitative and Qualitative Disclosures
                About Market Risk                                      39
     Item   8. Financial Statements and Supplementary Data             40
     Item   9. Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                195
Part III
     Item 10.  Directors and Executive Officers of the Registrants    195
     Item 11.  Executive Compensation                                 198
     Item 12.  Security Ownership of Certain Beneficial Owners and
                Management                                            207
     Item 13.  Certain Relationships and Related Transactions         210
Part IV
     Item 14.  Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                   211
Signatures                                                            212
Report of Independent Accountants on Financial Statement Schedules    220
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

                        FORWARD LOOKING INFORMATION

      Investors are cautioned that forward-looking statements contained herein with respect to the revenues, earnings, competitive performance, or other prospects for the business of Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. or their affiliated companies may be influenced by factors that could cause actual outcomes to be materially different than anticipated. Such factors include, but are not limited to, the effects of weather, the performance of generating units, the risk of owning and operating nuclear plants, fuel prices and availability, regulatory decisions and the effects of changes in law, litigation results, capital spending requirements, the evolution of competition, changes in technology, changes in accounting standards, changes in capital structure and ownership of assets, risks associated with the electricity and other energy commodity markets, interest rate changes and changes in financial markets generally, changes in foreign currency exchange rates, and other factors.

                                DEFINITIONS

      Certain abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym            Term

AFUDC               Allowance for Funds Used During Construction
Algiers             15th Ward of the City of New Orleans, Louisiana
ALJ                 Administrative Law Judge
ANO 1 and 2         Units  1  and 2 of Arkansas Nuclear One Steam  Electric
                    Generating Station (nuclear), owned by Entergy Arkansas
APB                 Accounting Principles Board
APSC                Arkansas Public Service Commission
Availability
  Agreement         Agreement, dated as of June 21, 1974, as amended, among
                    System Energy and Entergy Arkansas,  Entergy Louisiana,
                    Entergy Mississippi, and  Entergy New Orleans, and  the
                    assignments thereof
Board               Board of Directors of Entergy Corporation
Boston Edison       Boston Edison Company
BPS                 British pounds sterling
Cajun               Cajun  Electric Power Cooperative, Inc.  (currently  in
                    Chapter 11 bankruptcy reorganization)
Capital Funds
 Agreement          Agreement,  dated  as  of June 21,  1974,  as  amended,
                    between System Energy and Entergy Corporation, and  the
                    assignments thereof
CitiPower           CitiPower   Pty.,  an  electric  distribution   company
                    serving  Melbourne, Australia and surrounding  suburbs,
                    which  was  acquired  by Entergy effective  January  5,
                    1996,  and  was sold by Entergy effective December  31,
                    1998
Council             Council of the City of New Orleans, Louisiana
D.C. Circuit        United  States  Court of Appeals for  the  District  of
                    Columbia Circuit
DOE                 United States Department of Energy
domestic utility
 companies          Entergy   Arkansas,   Entergy  Gulf   States,   Entergy
                    Louisiana,   Entergy  Mississippi,  and   Entergy   New
                    Orleans, collectively
EITF                Emerging Issues Task Force
EMF                 Electromagnetic fields
ENHC                Entergy Nuclear Holding Company
EPA                 Environmental Protection Agency
EPAct               Energy Policy Act of 1992
EPDC                Entergy Power Development Corporation
EPMC                Entergy Power Marketing Corporation
ET&M                Entergy Trading and Marketing, Ltd.
ETHC                Entergy Technology Holding Company
EWG                 Exempt wholesale generator under PUHCA
Entergy             Entergy Corporation and its various direct and indirect
                    subsidiaries
Entergy Arkansas    Entergy Arkansas, Inc.
Entergy Corporation Entergy Corporation, a Delaware corporation
Entergy Gulf States Entergy  Gulf States, Inc., including its wholly  owned
                    subsidiaries   -  Varibus  Corporation,  GSG&T,   Inc.,
                    Prudential  Oil & Gas, Inc., and Southern Gulf  Railway
                    Company

Abbreviation or Acronym      Term

Entergy London      Entergy London Investments plc, formerly Entergy  Power
                    UK  plc  (including its wholly owned subsidiary, London
                    Electricity  plc), which was sold by Entergy  effective
                    December 4, 1998
Entergy Louisiana   Entergy Louisiana, Inc.
Entergy Mississippi Entergy Mississippi, Inc.
Entergy New Orleans Entergy New Orleans, Inc.
Entergy Nuclear     Entergy Nuclear, Inc.
Entergy Operations  Entergy Operations, Inc.
Entergy Power       Entergy Power, Inc.
Entergy Services    Entergy Services, Inc.
FASB                Financial Accounting Standards Board
FERC                Federal Energy Regulatory Commission
FUCO                an exempt foreign utility company under PUHCA
Grand Gulf 1 and 2  Units  1  and 2 of Grand Gulf Steam Electric Generating
                    Station (nuclear), 90% owned or leased by System Energy
GWH                 one million kilowatt-hours
Independence        Independence Steam Electric Station (coal),  owned  16%
                    by Entergy Arkansas, 25% by Entergy Mississippi, and 7%
                    by Entergy Power
IRS                 Internal Revenue Service
KV                  kilovolt
KW                  kilowatt
KWH                 kilowatt-hour(s)
London Electricity  London  Electricity plc - a regional  electric  company serving  London, England, which was acquired by Entergy
                    London  effective February 1, 1997,  and  was  sold  by
                    Entergy effective December 4, 1998
LDEQ                Louisiana Department of Environmental Quality
LPSC                Louisiana Public Service Commission
MCF                 1,000 cubic feet of gas
Merger              The    combination    transaction,    consummated    on
                    December 31, 1993, by which Entergy Gulf States  became
                    a subsidiary of Entergy Corporation
MPSC                Mississippi Public Service Commission
MW                  Megawatt(s)
N/A                 Not applicable
Nelson Unit 6       Unit   No.  6  (coal)  of  the  Nelson  Steam  Electric
                    Generating Station, owned 70% by Entergy Gulf States
NISCO               Nelson Industrial Steam Company

NRC                 Nuclear Regulatory Commission
Pilgrim             Pilgrim  Nuclear  Station, 670 MW facility  located  in
                    Plymouth,  Massachusetts purchased in  July  1999  from
                    Boston  Edison  by Entergy's non-utility nuclear  power
                    business
PRP                 Potentially Responsible Party (a person or entity  that
                    may  be  responsible for remediation  of  environmental
                    contamination)
PUCT                Public Utility Commission of Texas
PUHCA               Public Utility Holding Company Act of 1935, as amended

                          DEFINITIONS (Concluded)


Abbreviation or Acronym      Term

PURPA               Public Utility Regulatory Policies Act of 1978
Reallocation
 Agreement          1981  Agreement, superseded in part by a June 13,  1985
                    decision  of  FERC,  among  Entergy  Arkansas,  Entergy
                    Louisiana,  Entergy Mississippi, Entergy  New  Orleans,
                    and  System Energy relating to the sale of capacity and
                    energy from Grand Gulf
Ritchie 2           Unit  2  of the R. E. Ritchie Steam Electric Generating
                    Station (gas/oil)
River Bend          River Bend Steam Electric Generating Station (nuclear)
SEC                 Securities and Exchange Commission
SFAS                Statement    of    Financial   Accounting    Standards,
                    promulgated by the FASB
SMEPA               South Mississippi Electric Power Agency, which owns the
                    remaining 10% interest in Grand Gulf 1
System Agreement    Agreement,  effective  January 1,  1983,  as  modified,
                    among  the domestic utility companies relating  to  the
                    sharing   of   generating  capacity  and  other   power
                    resources
System Energy       System Energy Resources, Inc.
System Fuels        System Fuels, Inc.
UK                  The  United  Kingdom  of  Great  Britain  and  Northern
                    Ireland
Unit Power Sales
 Agreement          Agreement,  dated as of June 10, 1982, as  amended  and
                    approved  by  FERC,  among  Entergy  Arkansas,  Entergy
                    Louisiana,  Entergy Mississippi, Entergy  New  Orleans,
                    and System Energy, relating to the sale of capacity and
                    energy from System Energy's share of Grand Gulf 1
Waterford 3         Unit  No.  3 (nuclear) of the Waterford Steam  Electric
                    Generating  Station, 100% owned or  leased  by  Entergy
                    Louisiana
White Bluff         White  Bluff  Steam  Electric Generating  Station,  57%
                    owned by Entergy Arkansas

                                  PART I
Item 1.  Business
                            BUSINESS OF ENTERGY

General

      Entergy Corporation is a Delaware corporation which, through its subsidiaries, engages principally in the following businesses: domestic utility operations, power marketing and trading, global power development, and domestic non-utility nuclear operations. It has no significant assets other than the stock of its subsidiaries. Entergy Corporation is a registered public utility holding company under PUHCA. As such, Entergy Corporation and its subsidiaries generally are subject to the broad regulatory provisions of PUHCA. PUHCA generally limits registered public utility holding company activity to domestic integrated utility businesses, domestic and foreign electric generation ventures, foreign utility ownership, telecommunications and information service businesses, and certain other domestic energy related businesses. Financial information regarding Entergy Corporation's operating segments is contained in Note 14 to the financial statements.

Domestic Utility Operations

      Entergy Corporation has five wholly-owned domestic retail electric utility subsidiaries: Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. As of December 31, 1999, these utility companies provided retail electric service to approximately 2.5 million customers primarily in portions of the states of Arkansas, Louisiana, Mississippi, and Texas. In addition, Entergy Gulf States furnishes natural gas utility service in and around Baton Rouge, Louisiana, and Entergy New Orleans furnishes natural gas utility service in New Orleans, Louisiana. The business of the domestic utility companies is subject to seasonal fluctuations, with the peak sales period normally occurring during the third quarter of each year. During 1999, the domestic utility companies' combined retail electric sales as a percentage of total electric sales were: residential - 27.8%; commercial - 21.6%; and industrial - 39.5%. Retail electric revenues from these sectors as a percentage of total electric revenues were: residential - 35.6%; commercial
- 24.0%; and industrial - 30.0%. Sales to governmental and municipal sectors and to nonaffiliated utilities accounted for the balance of energy sales. The major industrial customers of the domestic utility companies are in the chemical, petroleum refining, paper, and food products industries. The retail rates and services of Entergy's domestic retail utility subsidiaries are regulated by state and/or local regulatory authorities.

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

     Entergy Services, a Delaware corporation wholly-owned by Entergy Corporation, provides management, administrative, accounting, legal, engineering, and other services primarily to the domestic utility subsidiaries of Entergy Corporation. Entergy Operations, a Delaware
corporation, is also wholly-owned by Entergy Corporation and provides nuclear management, operations and maintenance services under contract for ANO, River Bend, Waterford 3, and Grand Gulf 1, subject to the owner oversight of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, respectively. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans own 35%, 33%, 19%, and 13%, respectively, of the common stock of System Fuels, a Louisiana corporation that implements and manages certain programs to procure, deliver, and store fuel supplies for those companies. Entergy Services, Entergy Operations, and System Fuels provide their services to the domestic utility companies and System Energy on an "at cost" basis, pursuant to service agreements approved by the SEC under PUHCA. Information regarding affiliate transactions is contained in Note 13 to the financial statements.

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

Power Marketing and Trading

      Entergy conducts its power marketing and trading business primarily through three subsidiaries, Entergy Power, EPMC, and ET&M. Entergy Power is a domestic power producer that owns 665 MW of fossil-fueled generation assets located in Arkansas. Entergy Power's capacity and energy is sold at wholesale principally to EPMC and Entergy Arkansas. Entergy Power's wholesale power sales are subject to the jurisdiction of FERC. EPMC engages in the marketing and trading of physical and financial energy commodity products, industrial energy management, and risk management services. It has authority from the SEC to deal in a wide range of energy commodities and related financial products. ET&M is engaged in the marketing and trading of physical and financial energy commodity products in the UK. Entergy has announced its intent to combine the power marketing and trading business with the global power development business beginning in 2000, and the combined businesses will be called Entergy Wholesale Operations.

Global Power Development

     Entergy's global power development business is focused on acquiring or developing power generation projects in North America and Western Europe and will evaluate potential opportunities in Latin America. This business owns interests in the following foreign electric generation assets:

          Investment                 Percent Ownership   Status

Argentina - Costanera, 1,260 MW               6%       operational
Argentina - Costanera expansion, 220 MW      10%       operational
Chile - San Isidro, 375 MW                   25%       operational
Pakistan - Hub River, 1,200 MW                5%       operational
Peru - Edegel - 833 MW                       24%       operational
United Kingdom - Saltend, 1,200 MW          100%       under construction
United Kingdom - Damhead Creek, 800 MW      100%       under construction

Entergy's global power development business has several other development projects in the planning stages, including projects in Texas, Louisiana, Mississippi, Spain, and Bulgaria. Fairfield is a planned 1,000 MW combined cycle gas turbine merchant power plant to be constructed in Fairfield, Texas, adjacent to Entergy Gulf States' service territory. Riverside is a planned 425 MW combined cycle gas turbine cogeneration plant to be constructed in Lake Charles, Louisiana. Riverside is expected to be owned 50% by Entergy's global power development business and 50% by PPG Industries, an industrial customer of Entergy Gulf States. A 300 MW combined-cycle gas turbine merchant power plant is in the planning stages for construction in Vicksburg, Mississippi. An 800 MW combined cycle gas turbine merchant power plant is in the planning stages for construction near Castelnou, Spain. Entergy plans to work with the National Electric Company of Bulgaria to modernize and upgrade Maritza East III, an 840 MW coal-fired power plant located in Bulgaria. In preparation for its development plans, Entergy has obtained an option to acquire turbines from GE Power Systems. See "CAPITAL REQUIREMENTS AND FUTURE FINANCING" below for further information on the turbines.

     Entergy divested the 24 MW Nantong project in China in 1999 and does not intend to pursue further developments in Asia. In June 1999, Entergy sold its 5% interest in Edesur, S.A., which is the retail electric distribution company for the southern part of Buenos Aires, Argentina.

Domestic Non-Utility Nuclear Operations

      Entergy's domestic non-utility nuclear power business is focused on acquiring nuclear power plants and providing operations and management services to nuclear power plants owned by other utilities in the United States. Plant acquisitions are made through Entergy's wholly-owned subsidiary, ENHC, and operations and management services, including decommissioning services, are provided by Entergy's wholly-owned subsidiary, Entergy Nuclear. In July 1999, Entergy acquired the 670 MW Pilgrim Nuclear Station located in Plymouth, Massachusetts from Boston Edison. The facility has firm total output power purchase agreements
(PPAs) with Boston Edison and other utilities that expire at the end of 2004. One hundred percent of the plant output is committed through 2001, which decreases to 50% by 2003.

     Entergy's nuclear business has an outstanding offer to the New York Power Authority (NYPA) for the acquisition of NYPA's 825 MW James A. FitzPatrick nuclear power plant located near Oswego, New York and NYPA's 980 MW Indian Point 3 nuclear power plant located in Westchester County, New York. On February 24, 2000, NYPA received a competing offer for the purchase of these plants. It is anticipated that the NYPA Board of Trustees will meet in mid to late March to consider the offers. If Entergy's offer is accepted, management expects to close the acquisition by the fourth quarter of 2000.

     In December 1999, Entergy signed an agreement with Rochester Gas and Electric (RG&E) to lease and operate the Nine Mile Point 1 and 2 nuclear power plants, totaling 1,754 MW, located in Scriba, New York. Nine Mile
Point 1 is owned by Niagara Mohawk Power Corporation (Niagara), and Nine Mile Point 2 is co-owned by RG&E, Niagara, New York State Electric & Gas Corporation (NYSEG), Long Island Lighting Company (doing business as LIPA), and Central Hudson Gas & Electric Corporation. The lease and operating agreement is subject to RG&E's ability to close on its exercise of its right of first refusal to acquire Niagara's and NYSEG's ownership interests in the plants and is subject to approval by the New York Public Service Commission (NYPSC). Niagara and NYSEG filed a proceeding with the NYPSC for the sale of their ownership interests to a third party. Entergy's non-utility nuclear business intervened as a party to the NYPSC proceeding. In that proceeding, the staff of the NYPSC has stated that it will explore various alternatives for the future ownership and operation of the Nine Mile plants.

      Entergy Nuclear provides services to plants owned by other utilities, including engineering, operations and maintenance, fuel procurement, management and supervision, technical support and training, administrative support, and other managerial or technical services required to operate, maintain, and decommission nuclear electric power facilities. Currently Entergy is providing decommissioning services for the Maine Yankee and Millstone Unit 1 nuclear power plants. The cost of decommissioning and insuring the plants that Entergy provides decommissioning services for are the responsibility of the plant owners.

Business Sales

      In January 1999, Entergy disposed of its security monitoring business which operated primarily in North and South Carolina, Alabama, Florida, Georgia, Mississippi, Louisiana, and Texas. In June 1999, Entergy disposed of its interest in the Hyperion Telecommunications joint ventures, which operate three Competitive Local Exchange Carriers (CLECs) in Little Rock, Arkansas; Jackson, Mississippi; and Baton Rouge, Louisiana. These CLECs provide long distance carrier access and local exchange services.

Domestic and Foreign Generation Investment Restrictions and Risks

      Entergy's ability to invest in domestic and foreign generation businesses is subject to the SEC's regulations under PUHCA. Absent SEC approval, these regulations limit Entergy Corporation's aggregate investment in domestic and foreign generation businesses to an amount equal to 50% of consolidated retained earnings at the time an investment is made. Using the proceeds from the sale of electric distribution businesses in the UK and Australia in 1998, Entergy has the ability to make significant additional investments in domestic and foreign generation businesses without the need of further investment by Entergy Corporation.

     International  operations  are  subject  to  the  risks  inherent   in
conducting business abroad, including possible nationalization or expropriation, price and currency exchange controls, inflation, limitations on foreign participation in local enterprises, and other restrictions. Changes in the relative value of currencies may favorably or unfavorably affect the financial condition and results of operations of Entergy's non-U.S. businesses. In addition, exchange control restrictions in certain countries may limit or prevent the repatriation of earnings.

Selected Data

      Selected domestic utility customers and sales data for 1999 are summarized in the following tables:

                                                               Customers as of
                                                              December 31, 1999
                              Area Served                       Electric   Gas
                                                                (In Thousands)

Entergy Arkansas        Portions of Arkansas and Tennessee         638       -
Entergy Gulf States     Portions of Texas and Louisiana            669      89
Entergy Louisiana       Portions of Louisiana                      635       -
Entergy Mississippi     Portions of Mississippi                    395       -
Entergy New Orleans     City of New Orleans, except Algiers,
                         which is provided electric service
                         by Entergy Louisiana                      185     146
                                                                 -----    ----

  Total customers                                                2,522     235
                                                                 =====    ====


        1999 - Selected Domestic Utility Electric Energy Sales Data

                        Entergy    Entergy     Entergy     Entergy      Entergy    System
                       Arkansas  Gulf States  Louisiana  Mississippi  New Orleans  Energy   Entergy (a)
                                                    (In GWH)

Electric Department:
  Sales to retail
   customers             18,664     34,348      29,095      12,518        5,895          -    100,519
  Sales for resale:
    Affiliates            7,592        677         415       1,774          441      7,567          -
    Others                4,868      3,408         831         426          180          -      9,714
                         ----------------------------------------------------------------------------
      Total              31,124     38,433      30,341      14,718        6,516      7,567    110,233
Steam Department:
  Sales to steam
   products customer          -        464           -           -            -          -        464
                         ----------------------------------------------------------------------------
      Total              31,124     38,897      30,341      14,718        6,516      7,567    110,697
                         ============================================================================
Average use per
 residential customer
 (KWH)                   11,955     15,322      15,033      14,180       12,674          -     14,034
                         ============================================================================

(a)  Includes the effect of intercompany eliminations.

                  1999 - Selected Natural Gas Sales Data

      Entergy New Orleans and Entergy Gulf States sold 15,106,716 and 6,064,879 MCF, respectively, of natural gas to retail customers in 1999. For the periods ended December 31, 1999, 1998, and 1997, revenues from natural gas operations were not material for Entergy Gulf States. Entergy New Orleans' products and services are discussed below in "BUSINESS SEGMENTS."

      Refer  to "SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON OF  ENTERGY
CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, and SYSTEM ENERGY" which follow each company's financial statements in this report, for further information with respect to operating statistics.

Employees

     As of December 31, 1999, Entergy had 12,375 employees as follows:

                Full-time:
                  Entergy Corporation                -
                  Entergy Arkansas               1,490
                  Entergy Gulf States            1,595
                  Entergy Louisiana                833
                  Entergy Mississippi              811
                  Entergy New Orleans              362
                  System Energy                      -
                  Entergy Operations             3,249
                  Entergy Services               2,772
                  Other subsidiaries             1,102
                                                ------
                    Total Full-time             12,214
                  Part-time                        161
                                                ------
                    Total Entergy               12,375
                                                ======

Competition

      As a result of the actions of federal legislative and regulatory bodies over the period of approximately the past twenty years, wholesale markets have developed in which electricity, gas, and other energy related products and services are purchased and sold at market-based (rather than traditional cost-based) rates. These wholesale markets are continuing to grow and evolve. This has resulted in changes in the ways in which public utilities conduct their business and in the nature of the participants in these wholesale markets, which now include not only public utilities but also power marketers and traders, other energy commodity marketers and traders, wholesale generators of electricity, and a wide range of wholesale customers.

     Major changes in the retail utility business are now occurring in some parts of the United States, including states in which Entergy's domestic utility companies operate. Both Texas and Arkansas adopted legislation in 1999 aimed at separating ("unbundling") traditional integrated public utilities into distinct distribution, transmission, generation, and various types of retail marketing businesses and introducing competition into the generation component of utility service. Other jurisdictions in which the Entergy domestic utility businesses operate have yet to decide whether to embrace retail competition and utility unbundling, but each of these other jurisdictions is studying the matter.

      It is anticipated that changes in the retail electricity markets in the Entergy system will take place over a number of years, and it is not necessarily the case that regulators or legislators in different jurisdictions will coordinate their changes. In some cases, actions by one jurisdiction may even come into conflict with actions by another, creating mutually incompatible obligations for public utilities and holding companies, including the Entergy system. It is too early to accurately predict all of the effects of the changes that are beginning to take place in the retail energy market. However, it is anticipated that these changes will result in fundamental alterations in the way traditional integrated utilities and holding company systems, like Entergy and its domestic utility companies, conduct their business. Some of these alterations will be positive for Entergy and its affiliates, while others will not be.

      These changes will likely result in increased costs associated with utility unbundling and transitioning to new organizational structures and ways of conducting business. It is possible that the new organizational structures that will be required will result in lost economies of scale, less beneficial cost sharing arrangements within utility holding company systems, and, in some cases, greater difficulty and cost in accessing capital.

      Utilities, including the domestic utility companies, may be required or encouraged to sell generating plants or interests therein, or the output from such plants. They also may be required or encouraged to sell or turn over operating and management responsibility for some or all of their transmission systems to independent parties. In the case of the domestic utility companies, this would cause a fundamental shift away from the operation of their electric generation and transmission assets as an integrated system supporting utility service throughout their combined service territories.

     As a result of restructuring, Entergy's domestic utility companies may no longer be able to apply regulated utility accounting principles to some or all of their operations, and they may be required to write off certain regulatory assets or recognize asset impairments.

      There are a number of other changes that may result from retail competition and unbundling, including but not limited to changes in labor relations, management and staffing, environmental compliance responsibility, and other aspects of the utility business.

      "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" and Note 2 to the financial statements contain detailed discussions of competitive challenges Entergy faces in the utility industry, including the status of the transition to a more competitive utility business environment for the domestic utility companies.

                 CAPITAL REQUIREMENTS AND FUTURE FINANCING

      For the years 2000 through 2004, Entergy plans to spend $9.8 billion in a capital investment plan focused on improving service at the domestic utility companies and growing its global power development and nuclear operations businesses. The estimated allocation in the plan is $4.2 billion to the domestic utility companies, $3.9 billion to the global power development business, and $1.7 billion to the nuclear operations business. The capital investment plan is subject to modification based on the ongoing effects of transition to competition planning and the ability to recover the regulated utility costs in rates. Additionally, the plan is contingent upon Entergy's ability to access the capital necessary to finance the planned expenditures, and significant borrowings may be necessary for Entergy to implement these capital spending plans. Construction expenditures (including environmental expenditures and AFUDC, but excluding nuclear fuel) for Entergy are estimated at $1.5 billion in 2000, $1.7 billion in 2001, and $1.8 billion in 2002. Included in these totals are estimated construction expenditures for the domestic utility companies and System Energy as follows:

                           2000      2001      2002     Total
                                     (In Millions)

Entergy Arkansas           $350      $248      $188      $786
Entergy Gulf States         298       269       204       771
Entergy Louisiana           202       188       162       552
Entergy Mississippi         115       122       123       360
Entergy New Orleans          50        46        45       141
System Energy                39        20        12        71

     The domestic utility companies' anticipated spending is focused mainly on (i) distribution and transmission projects that will support continued reliability improvements; (ii) return to service of generation stations that have been held in reserve shutdown status; and (iii) transitioning to a more competitive environment. Projected construction expenditures for the replacement of ANO 2's steam generators, which is scheduled for the third quarter of 2000, are included in Entergy Arkansas' estimated figures above. The replacement of ANO 2's steam generators is discussed in Note 9 to the financial statements. Entergy, in addition to meeting construction expenditure requirements, must meet scheduled long-term debt and preferred stock maturities and cash sinking fund requirements. Entergy's capital and financing requirements and available lines of credit are discussed in Notes 4, 5, 6, 7, 9, and 10 to the financial statements. Actual construction costs may vary from these estimates for a number of reasons, including changes in load growth estimates; environmental regulations; labor, equipment, materials, and capital costs; modifications to generating units to meet regulatory requirements; and the transition to competition.

      Entergy's global power development business is currently constructing two combined-cycle gas turbine merchant power plants in the UK. Saltend, a 1,200 MW plant, will provide steam and electricity to BP Chemicals' nearby complex with the remaining electricity to be sold into the UK national power pool. Approximately 75 MW of the capacity will be sold to BP Chemicals under a PPA with a term of 15 years. Originally scheduled for commercial operation in January 2000, Saltend's completion has been delayed due to construction problems at the site. The construction contractor has submitted a revised construction schedule after substantial analysis, and currently estimates a phased-in completion of the three-unit plant with the full plant in service by June 30, 2000. The total cost of this project is currently estimated to be approximately $824 million. The second plant is an 800 MW facility known as Damhead Creek. It is expected to begin commercial operation in the fourth quarter of 2000. Management estimates the total cost of this project at approximately $582 million. The financing of the construction of these two power plants is discussed in
Note 7 to the financial statements.

      In October 1999, Entergy's global power development business obtained an option to acquire twenty-four GE7FA advanced technology gas turbines, four steam turbines, and eight GE7EA advanced technology gas turbines. Delivery of the turbines is scheduled for 2001 through 2004. The total cost of the turbines, including long-term service agreements with GE Power Systems, is approximately $2.0 billion. The turbines are expected to be used in future generation projects. Management anticipates that the acquisition of these turbines will be funded by a combination of cash on hand, project financing, and other external financing. Payments scheduled for the acquisition of these turbines are $273 million in 2000, $415 million in 2001, and $311 million in 2002.

      Entergy Corporation's primary capital requirements are to invest periodically in, or make loans to, its subsidiaries and to invest in new enterprises. Management discusses Entergy Corporation's current and future planned investments in its subsidiaries and the financial sources for such investments in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES." The principal sources of funds for Entergy Corporation are dividend distributions from its subsidiaries, funds available under its bank credit facilities, funds received from its dividend reinvestment and stock purchase plan, and funds received from the sale of assets.

Certain System Financial and Support Agreements

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The Unit Power Sales Agreement allocates capacity, energy, and the related costs from System Energy's 90% ownership and leasehold interests in Grand Gulf 1 to Entergy Arkansas (36%), Entergy Louisiana (14%), Entergy Mississippi (33%), and Entergy New Orleans (17%). Each of these companies is obligated to make payments to System Energy for its entitlement of capacity and energy on a full cost-of-service basis regardless of the quantity of energy delivered, so long as Grand Gulf 1 remains in commercial operation. Payments under the Unit Power Sales Agreement are System Energy's only source of operating revenues. The financial condition of System Energy depends upon the continued commercial operation of Grand Gulf 1 and the receipt of such payments. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans generally recover payments made under the Unit Power Sales Agreement through the rates charged to their customers. In the case of Entergy Arkansas and Entergy Louisiana, payments are also recovered through sales of electricity from their respective retained shares of Grand Gulf 1. The retained shares are discussed in Note 2 to the financial statements under the heading "Grand Gulf 1 Deferrals and Retained Shares."

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

      System Energy has assigned its rights to payments and advances from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans under the Availability Agreement as security for its first mortgage bonds and reimbursement obligations to certain banks providing the letters of credit in connection with the equity funding of the sale and leaseback transactions described in Note 10 to the financial statements under "Sale and Leaseback Transactions - Grand Gulf 1 Lease Obligations." In these assignments, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans further agreed that, in the event they were prohibited by governmental action from making payments under the Availability Agreement (for example, if FERC reduced or disallowed such payments as constituting excessive rates), they would then make subordinated advances to System Energy in the same amounts and at the same times as the prohibited payments. System Energy would not be allowed to repay these subordinated advances so long as it remained in default under the related indebtedness or in other similar circumstances.

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


                        RATE MATTERS AND REGULATION

Rate Matters

     The retail rates of Entergy's domestic utility companies are regulated by state or local regulatory authorities, as described below. FERC regulates their wholesale rates (including intrasystem sales pursuant to the System Agreement) and interstate transmission of electricity, as well as rates for System Energy's sales of capacity and energy from Grand Gulf 1 to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans pursuant to the Unit Power Sales Agreement.

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

      The  domestic  utility  companies have historically  engaged  in  the coordinated planning, construction, and operation of generation and transmission facilities pursuant to the terms of the System Agreement, as described under "PROPERTY - Generating Stations," below. Restructuring in the electric utility industry will affect these coordinated activities in the future.

     In connection with the Merger in 1993, FERC approved certain rate schedule changes to integrate Entergy Gulf States into the System Agreement. In approving the Merger, FERC also initiated a new proceeding to consider whether the System Agreement permits certain out-of-service generating units to be included in reserve equalization calculations under Service Schedule MSS-1 of that agreement. The LPSC and the MPSC submitted testimony in this proceeding seeking retroactive refunds for Entergy Louisiana and Entergy Mississippi estimated at $22.6 million and $13.2 million plus related interest charges, respectively. In August 1997, the FERC decided that retroactive refunds should not be ordered and that the System Agreement should be amended to allow out-of-service units to be included in reserve equalization. Appeals made by the LPSC and the MPSC were denied in 1999.

     In March 1995, the LPSC filed a complaint with FERC alleging that the System Agreement results in unjust and unreasonable rates. The LPSC requested that FERC modify the System Agreement to exclude curtailable load from the cost allocation determination and to permit Entergy's domestic utility companies that engage in real-time pricing at the retail level to be assessed only the marginal cost for energy sold among the domestic utility companies. In August 1996, FERC found that the LPSC's claim that the System Agreement is unjust and unreasonable was without merit and dismissed the LPSC's complaint. The FERC confirmed this finding in a September 1997 order denying the LPSC's request for rehearing. On appeal, the D.C. Circuit remanded the matter to FERC for further consideration, including the taking of evidence. A procedural schedule has not been set by FERC, and no assurance can be given as to the timing or outcome of this proceeding.

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

      In 1996 FERC issued two orders designed to implement open access transmission for wholesale customers by allowing third party suppliers to transmit energy to customers over transmission facilities owned by other companies. Order No. 888 requires all public utilities regulated by FERC to provide wholesale transmission access to third parties and specifically addresses issues related to nondiscriminatory transmission and stranded costs. Order No. 889 addresses codes of conduct and requires the implementation and maintenance of an open access same-time information system by each public utility. Order Nos. 888 and 889 led to open access transmission and an increase in marketing and trading activities by utilities and power marketers, which intensified competition within the wholesale power market.

     In July 1996, in order to comply with FERC Order No. 888, the domestic utility companies filed an open access transmission tariff which superseded the October 1994 tariffs. In January 1997, FERC accepted the non-rate terms and conditions of the July 1996 tariff, subject to limited modifications. In March 1997 FERC issued Order No. 888-A addressing rehearing requests from Order No. 888 and directing public utilities to file revised tariffs to reflect the new requirements established in Order No. 888-A. In July 1997, Entergy Services filed with the FERC its wholesale transmission access compliance tariff incorporating the non-rate terms and conditions of FERC Order No. 888-A.

      In October 1998, FERC issued an order addressing the outstanding tariff rate and market power issues. The order stipulated that Entergy's open access transmission tariff mitigated any transmission market power and determined that no further action is needed in the investigation of Entergy Power's market pricing authority. The order also affirmed that transmission service should be priced at a rolled-in, system-wide rate rather than the bifurcated bulk and local transmission pricing proposed by Entergy. The FERC also rejected customers' requests to receive credits for customer-owned facilities, finding that the facilities were not integrated with and did not support Entergy's transmission system. Requests for rehearing or clarification of the October 1998 order are pending before FERC.

      FERC policy strongly favors independent control over transmission operations as a means of enhancing competitive wholesale power markets. In response to this policy, Entergy proposed to FERC the formation of a regional transmission company (Transco). The proposed Transco would be:

     o    a separate legal entity regulated by FERC;
     o composed of the transmission system transferred to it by the domestic utility companies and other transmission owners in Entergy's region;
     o operated and maintained by employees who would work exclusively for the Transco and would not be employed by Entergy or the domestic utility companies; and
     o passively owned by the domestic utility companies and other members who transfer assets, which will not control or otherwise direct its operation and management.

      In July 1999, FERC responded to Entergy's proposal. FERC concluded that passive ownership of a Transco by a generating company or other market participant could meet FERC's current independence and governance requirements, provided the Transco is structured to address certain issues and concerns raised by FERC. The issues and concerns identified by FERC relate to:

     o    the selection process for the Transco's board of directors;
     o    the Transco board's fiduciary obligations to the member companies;
     o    the ability of the Transco to raise additional capital; and
     o restrictions on transactions between the Transco and the member companies.

     Management expects to make additional filings with federal, state, and local regulatory authorities addressing these and other issues and seeking necessary approvals for the formation of the Transco. If approved, the Transco would likely become operational in 2001.

      In a rulemaking that will affect the Transco, FERC issued Order 2000 in December 1999. Order 2000 calls for owners and operators of transmission lines in the United States to join regional transmission organizations ("RTOs") on a voluntary basis. Order 2000 requires public utilities that own, operate, or control interstate transmission facilities to file by October 15, 2000 a proposal for how they intend to participate in an RTO or, alternatively, to describe the steps they have taken to do so or the reasons why it is not feasible to participate in an RTO. FERC's Order 2000 requires that RTOs be effective no later than December 15, 2001.

      FERC is maintaining flexibility as to the structure of RTOs. For example, it appears that RTOs may be for-profit or not-for-profit and may be organized as joint ventures or legal entities of various types.
However, RTOs will be required, among other things, to be independent market participants, to have sufficient regional scope to maintain reliability and efficiency, to be non-discriminatory in granting service, and to maintain operational control over their regional transmission systems.

     The Transco, an independent, for-profit transmission company which has already been proposed to FERC by the domestic utility companies, is Entergy's preferred approach for complying with FERC's Order 2000. However, Entergy is also exploring other means for complying with Order 2000.

Retail Rate Matters

General (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      Certain costs related to Grand Gulf 1, Waterford 3, and River Bend were phased into retail rates over a period of years in order to avoid the "rate shock" associated with increasing rates to reflect all such costs at once. Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and the portion of Entergy Gulf States regulated by the LPSC have fully recovered such deferred costs associated with one or more of the plants. Entergy New Orleans' phase-in plan expires in 2001.

      The retail regulatory philosophy has shifted in some jurisdictions from traditional, exclusively cost-of-service regulation to include performance-based rate elements. Performance-based formula rate plans are designed to encourage efficiencies and productivity while permitting utilities and their customers to share in the benefits. Entergy Mississippi and Entergy Louisiana have implemented performance-based formula rate plans.

      The domestic utility companies have initiated proceedings with state and local regulators regarding transition to a more competitive market for electricity. In addition, retail open access laws have been enacted in Arkansas and Texas. These matters are discussed more thoroughly in Note 2 to the financial statements.

Entergy Arkansas

Retail Rate Proceedings

      Entergy Arkansas' material retail rate proceedings that were resolved during the past year, are currently pending, or affect current year results are discussed in Note 2 to the financial statements.

Recovery of Grand Gulf 1 Costs

      Under the settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas retains 22% of its share of Grand Gulf 1 costs and recovers the remaining 78% of its share through rates. Under the Unit Power Sales Agreement, Entergy Arkansas' share of Grand Gulf 1 costs is 36%. In the event Entergy Arkansas is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided energy cost, which is currently less than Entergy Arkansas' cost of energy from the retained share.

Fuel Recovery

     Entergy Arkansas' rate schedules include an energy cost recovery rider to recover fuel and purchased energy costs. The rider utilizes projected energy costs for the twelve month period commencing on April 1 of each year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery of the energy cost for the prior calendar year.

Rate Freeze

      In December 1997, the APSC approved a settlement agreement resolving Entergy Arkansas' transition to competition case. One provision in that settlement was that base rates would remain at the level resulting from that case until July 1, 2001. The terms of the settlement agreement are discussed in Note 2 to the financial statements.

Entergy Gulf States

Retail Rate Proceedings

      Entergy Gulf States' material retail rate proceedings that were resolved during the past year, are currently pending, or affect current year results are discussed in Note 2 to the financial statements. In addition, the 1999 agreement that settled Entergy Gulf States' 1996 and 1998 rate proceedings, which is currently under appeal, and various other matters is discussed in Note 2 to the financial statements.

Texas Jurisdiction - River Bend

      In March 1998, the PUCT issued an order disallowing recovery of $1.4 billion of company-wide abeyed River Bend plant costs which have been held in abeyance since 1988. Entergy Gulf States has appealed the PUCT's decision on this matter to a Texas District Court. The settlement agreement mentioned above addresses the treatment of abeyed plant costs, and, as a result, Entergy Gulf States removed the reserve for these costs and reduced the plant asset in 1999. Based on advice of counsel, management believes that it is probable that the matter will be remanded again to the PUCT for a further ruling on the prudence of the abeyed plant costs and it is reasonably possible that some portion of these costs will be included in rate base. The abeyed plant costs are discussed in more detail in Note 2 to the financial statements.

Fuel Recovery

      Entergy Gulf States' Texas rate schedules include a fixed fuel factor to recover fuel and purchased power costs not recovered in base rates. The settlement agreement mentioned above established a methodology for semi-annual revisions of the fixed fuel factor in March and September based on the market price of natural gas. This agreement is effective through December 2001 or until otherwise ordered by the PUCT. To the extent actual costs vary from the fixed fuel factor, refunds or surcharges are required or permitted. Fuel costs are also subject to reconciliation proceedings at least every three years.

      Entergy Gulf States' Louisiana electric rate schedules include a fuel adjustment clause designed to recover the cost of fuel and purchased power costs in the second prior month, adjusted by a surcharge or credit for deferred fuel expense arising from the monthly reconciliation of actual fuel costs incurred with fuel revenues billed to customers. The LPSC and the PUCT fuel cost reviews that were resolved during the past year or are currently pending are discussed in Note 2 to the financial statements.

      Entergy Gulf States' Louisiana gas rates include a purchased gas adjustment based on estimated gas costs for the billing month adjusted by a surcharge or credit for deferred fuel expense arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers.

Entergy Louisiana

Retail Rate Proceedings

      Entergy Louisiana's material retail rate proceedings that were resolved during the past year, are currently pending, or affect current year results are discussed in Note 2 to the financial statements.

Recovery of Grand Gulf 1 Costs

      In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted rate relief with respect to costs associated with Entergy Louisiana's share of capacity and energy from Grand Gulf 1, subject to certain terms and conditions. In November 1988, Entergy Louisiana agreed to retain, and not recover from retail ratepayers, 18% of its 14% share of the costs of Grand Gulf 1's capacity and energy. Non-fuel operation and maintenance costs for Grand Gulf 1 are recovered through Entergy Louisiana's base rates. Additionally, Entergy Louisiana is allowed to recover, through the fuel adjustment clause, 4.6 cents per KWH for the energy related to its retained portion of these costs. Alternatively, Entergy Louisiana may sell such energy to nonaffiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC's approval.

Performance-Based Formula Rate Plan

      Entergy Louisiana's performance-based formula rate plan filings are discussed in Note 2 to the financial statements.

Fuel Recovery

      Entergy Louisiana's rate schedules include a fuel adjustment clause designed to recover the cost of fuel in the second prior month, adjusted by a surcharge or credit for deferred fuel expense arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers. In May 1999, the LPSC issued an order requiring Entergy Louisiana to realign approximately $15.9 million of certain fuel costs from the fuel adjustment clause to base rates.

Entergy Mississippi

Retail Rate Proceedings

      Entergy Mississippi's material retail rate proceedings that were resolved during the past year, are currently pending, or affect current year results are discussed in Note 2 to the financial statements.

Performance-Based Formula Rate Plan

      Under its performance-based formula rate plan, Entergy Mississippi's earned rate of return is calculated automatically every 12 months and compared to and adjusted against a benchmark rate of return. The benchmark is calculated under a separate formula within the formula rate plan. The formula rate plan allows for periodic small adjustments in rates based on a comparison of actual earned returns to benchmark returns and upon certain performance factors. The formula rate plan filing for the 1998 test year is discussed in Note 2 to the financial statements. The formula rate plan filing for the 1999 test year will be submitted in March 2000.

Fuel Recovery

      Entergy Mississippi's rate schedules include an energy cost recovery rider to recover fuel and purchased energy costs. The rider utilizes projected energy costs for the coming calendar year to develop an energy cost rate, which is redetermined annually and includes a true-up adjustment reflecting the over-recovery or under-recovery of the energy cost as of September 30 immediately preceding the annual redetermination.

Entergy New Orleans

Retail Rate Proceedings

      Entergy New Orleans' material retail rate proceedings that were resolved during the past year, are currently pending, or affect current year results are discussed in Note 2 to the financial statements.

Recovery of Grand Gulf 1 Costs

      Under Entergy New Orleans' various rate settlements with the Council in 1986, 1988, and 1991, Entergy New Orleans agreed to absorb and not recover from ratepayers a total of $96.2 million of its Grand Gulf 1 costs. Entergy New Orleans was permitted to implement annual rate increases in decreasing amounts each year through 1995, and to defer certain costs and related carrying charges for recovery on a schedule extending from 1991 through 2001. As of December 31, 1999, the uncollected balance of Entergy New Orleans' deferred costs was $35.7 million.

Fuel Recovery

     Entergy New Orleans' electric rate schedules include a fuel adjustment clause designed to recover the cost of fuel in the second prior month, adjusted by a surcharge or credit for deferred fuel expense arising from the monthly reconciliation of actual fuel costs incurred with fuel cost revenues billed to customers. The adjustment also includes the difference between non-fuel Grand Gulf 1 costs paid by Entergy New Orleans and the estimate of such costs, which are included in base rates, as provided in Entergy New Orleans' Grand Gulf 1 rate settlements. Entergy New Orleans' gas rate schedules include an adjustment to reflect estimated gas costs for the billing month, adjusted by a surcharge or credit similar to that included in the electric fuel adjustment clause.

Regulation

Federal  Regulation  (Entergy Corporation, Entergy Arkansas,  Entergy  Gulf
States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

PUHCA

      Entergy Corporation and its various direct and indirect subsidiaries (with the exception of its EWG and FUCO subsidiaries) are subject to the broad regulatory provisions of PUHCA. Except with respect to investments in certain domestic power projects and foreign utility company projects, the principal regulatory provisions of PUHCA:

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

      Entergy Corporation and other electric utility holding companies have supported legislation in the United States Congress to repeal PUHCA and transfer certain aspects of the oversight of public utility holding companies from the SEC to FERC. Entergy believes that PUHCA inhibits its ability to compete in the evolving electric energy marketplace and largely duplicates the oversight activities otherwise performed by FERC and other federal regulators and by state and local regulators. In June 1995, the SEC adopted a report proposing options for the repeal or significant modification of PUHCA.

Federal Power Act

     The domestic utility companies, System Energy, Entergy Power, and EPMC are subject to the Federal Power Act as administered by FERC and the DOE. The Federal Power Act provides for regulatory jurisdiction over the transmission and wholesale sale of electric energy in interstate commerce, licensing of certain hydroelectric projects and certain other activities, including accounting policies and practices. Such regulation includes jurisdiction over the rates charged by System Energy for Grand Gulf 1 capacity and energy provided to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

      Entergy Arkansas holds a FERC license for two hydroelectric projects (70 MW), which was renewed on July 2, 1980 and expires in February 2003. In February 1998, Entergy Arkansas filed notice of its intent to relicense these hydroelectric projects.

Regulation of the Nuclear Power Industry (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

Regulation of Nuclear Power

      Under the Atomic Energy Act of 1954 and the Energy Reorganization Act of 1974, the operation of nuclear plants is heavily regulated by the NRC, which has broad power to impose licensing and safety-related requirements. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, as owners of all or portions of ANO, River Bend, Waterford 3, and Grand Gulf 1, respectively, and Entergy Operations, as the licensee and operator of these units, are subject to the jurisdiction of the NRC. Additionally, Entergy's non-utility nuclear power business is subject to the NRC's jurisdiction as the owner and operator of Pilgrim. Revised safety requirements promulgated by the NRC have, in the past, necessitated substantial capital expenditures at these nuclear plants, and additional expenditures could be required in the future.

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

Regulation of Spent Fuel and Other High-Level Radioactive Waste

     Under the Nuclear Waste Policy Act of 1982, the DOE is required, for a specified fee, to construct storage facilities for, and to dispose of, all spent nuclear fuel and other high-level radioactive waste generated by domestic nuclear power reactors. However, the DOE has not yet identified a permanent storage repository and, as a result, future expenditures may be required to increase spent fuel storage capacity at Entergy's nuclear plant sites. Information concerning spent fuel disposal contracts with the DOE, current on-site storage capacity, and costs of providing additional on-site storage is presented in Note 9 to the financial statements.

Regulation of Low-Level Radioactive Waste

      The availability and cost of disposal facilities for low-level radioactive waste resulting from normal nuclear plant operations are subject to a number of uncertainties. Under the Low-Level Radioactive Waste Policy Act of 1980, as amended, each state is responsible for disposal of waste originating in that state, but states may participate in regional compacts to fulfill their responsibilities jointly. The States of Arkansas and Louisiana participate in the Central Interstate Low-Level Radioactive Waste Compact (Central States Compact), and the State of Mississippi participates in the Southeast Low-Level Radioactive Waste Compact (Southeast Compact). Both the Central States Compact and the Southeast Compact have experienced significant delays in the development of waste storage facilities. Massachusetts, where Pilgrim is located, does not participate in any regional compact and has been slow to fulfill its responsibility. Two disposal sites are currently operating in the United States, but only one site, the Barnwell Disposal Facility (Barnwell)
located in South Carolina, is open to out-of-region generators. The availability of Barnwell provides only a temporary solution for Entergy's low-level radioactive waste storage, and does not alleviate the need to develop new disposal capacity.

      The Southeast Compact process is currently on hold pending resolution of future funding. In December 1998, the host state for the Central States Compact, Nebraska, denied the license application. In December 1998, Entergy and two other utilities in the Central States Compact filed a lawsuit against the state of Nebraska seeking damages resulting from delays and a faulty license review process. Entergy Arkansas, Entergy Louisiana, and Entergy Gulf States, along with other waste generators, fund the development costs for new disposal facilities relating to the Central States Compact. Development costs to be incurred in the future are difficult to predict. The current schedules for the site development in both the Central States Compact and the Southeast Compact are undetermined at this time. Until long-term disposal facilities are established, Entergy will seek continued access to existing facilities. If such access is unavailable, Entergy will store low-level waste at its nuclear plant sites.

Regulation of Nuclear Plant Decommissioning

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy are recovering through electric rates the estimated decommissioning costs for ANO, River Bend, Waterford 3, and Grand Gulf 1, respectively. These amounts are deposited in trust funds which, together with the related earnings, can only be used for future decommissioning costs. Estimated decommissioning costs are periodically reviewed and updated to reflect inflation and changes in regulatory requirements and technology. Applications are periodically made to appropriate regulatory authorities to reflect, in rates, the changes in projected decommissioning costs. In conjunction with the Pilgrim acquisition, Entergy received Pilgrim's decommissioning trust fund. Based on cost estimates provided by an outside consultant, Entergy believes that Pilgrim's decommissioning fund will be adequate to cover future decommissioning costs for the plant without any additional deposits to the trust. Additional information with respect to decommissioning costs for ANO, River Bend, Waterford 3, Grand Gulf 1, and Pilgrim is found in Note 9 to the financial statements.

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

Nuclear Insurance

      The Price-Anderson Act limits public liability for a single nuclear incident to approximately $9.5 billion. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, System Energy, and Entergy's non-utility nuclear power business have protection with respect to this liability through a combination of private insurance and an industry assessment program, as well as insurance for property damage, costs of replacement power, and other risks relating to nuclear generating units. Insurance applicable to the nuclear programs of Entergy is discussed in Note 9 to the financial statements.

Nuclear Operations

General (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

      Entergy Operations operates ANO, River Bend, Waterford 3, and Grand Gulf 1, subject to the owner oversight of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy, respectively. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy pay directly or reimburse Entergy Operations at cost for its operation of the nuclear units. Entergy's non-utility nuclear power business is the operator of Pilgrim.

ANO Matters (Entergy Corporation and Entergy Arkansas)

     The replacement of steam generators at ANO 2 is discussed in Note 9 to the financial statements.

     In February 2000, Entergy Arkansas applied to the NRC for an extension of ANO 1's operating license. The current license expires in 2014, and, if granted, the extension would provide the authority to continue operating the plant until 2034. Management expects the NRC consideration process to take two years.

State Regulation (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

General

      Entergy Arkansas is subject to regulation by the APSC, which includes the authority to:

     o    oversee utility service;
     o    set rates;
     o    determine reasonable and adequate service;
     o    require proper accounting;
     o    control leasing;
     o control the acquisition or sale of any public utility plant or property constituting an operating unit or system;
     o    set rates of depreciation;
     o issue certificates of convenience and necessity and certificates of environmental compatibility and public need; and
     o    regulate the issuance and sale of certain securities.

      Entergy Gulf States is subject to the jurisdiction of the municipal authorities of a number of incorporated cities in Texas as to retail rates and service within their boundaries, with appellate jurisdiction over such matters residing in the PUCT. Entergy Gulf States' Texas business is also subject to regulation by the PUCT as to:

     o    retail rates and service in rural areas;
     o    certification of new generating plants; and
     o    extensions of service into new areas.

      Entergy Gulf States' Louisiana electric and gas business and Entergy Louisiana are subject to regulation by the LPSC as to:

     o    utility service;
     o    rates and charges;
     o    certification of generating facilities;
     o    power or capacity purchase contracts; and
     o    depreciation, accounting, and other matters.

      Entergy Louisiana is also subject to the jurisdiction of the Council with respect to such matters within Algiers in Orleans Parish.

      Entergy Mississippi is subject to regulation by the MPSC as to the following:

     o    utility service;
     o    service areas;
     o    facilities; and
     o    retail rates.

      Entergy Mississippi is also subject to regulation by the APSC as to the certificate of environmental compatibility and public need for the Independence Station, which is located in Arkansas.

      Entergy New Orleans is subject to regulation by the Council as to the following:

     o    utility service;
     o    rates and charges;
     o    standards of service;
     o    depreciation, accounting, and issuance of certain securities; and
     o    other matters.

Franchises

      Entergy Arkansas holds exclusive franchises to provide electric service in approximately 303 incorporated cities and towns in Arkansas. These franchises are unlimited in duration and continue unless the municipalities purchase the utility property. In Arkansas, franchises are considered to be contracts and, therefore, are terminable upon breach of the terms of the franchise.

      Entergy Gulf States holds non-exclusive franchises, permits, or certificates of convenience and necessity to provide electric and gas service in approximately 55 incorporated municipalities in Louisiana and approximately 63 incorporated municipalities in Texas. Entergy Gulf States typically is granted 50-year franchises in Texas and 60-year franchises in Louisiana. Entergy Gulf States' current electric franchises will expire during 2007 - 2036 in Texas and during 2015 - 2046 in Louisiana. The natural gas franchise in the City of Baton Rouge will expire in 2015. In addition, Entergy Gulf States holds a certificate of convenience and necessity from the PUCT to provide electric service to areas within 21 counties in eastern Texas.

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

      Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to city ordinances (except for in Algiers, which is served by Entergy Louisiana). These ordinances contain a continuing option for the City of New Orleans to purchase Entergy New Orleans' electric and gas utility properties.

     The business of System Energy is limited to wholesale power sales. It has no distribution franchises.

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

Clean Air Legislation

      The Clean Air Act Amendments of 1990 (the Act) established the following three programs that currently or in the future may affect Entergy's fossil-fueled generation:

     o an acid rain program for control of sulfur dioxide (SO2) and nitrogen oxides (NOx);
     o an ozone nonattainment area program for control of NOx and volatile organic compounds; and
     o an operating permits program for administration and enforcement of these and other Act programs.

      Under the acid rain program, Entergy's subsidiaries do not anticipate that they will require additional equipment to control SO2 The Act provides allowances to most of the affected Entergy generating units for emissions based upon past emission levels and operating characteristics. Each allowance is an entitlement to emit one ton of SO2 per year. Under the Act, utilities are or will be required to possess allowances for SO2 emissions from affected generating units. All Entergy fossil-fueled generating units are classified as "Phase II" units under the Act and are subject to SO2 allowance requirements beginning in the year 2000. Management believes that it will be able to operate the domestic utility companies' generating units efficiently without installing scrubbers or experiencing other significant expenditures.

     Additional control equipment was recently installed at certain Entergy Gulf States generating units to achieve NOx reductions due to the ozone nonattainment status of areas served in and around Beaumont and Houston, Texas. Texas environmental authorities imposed NOx controls on power plants that had to be in place by November 1999. Entergy Gulf States believes the cost of additional control equipment necessary to maintain this compliance is immaterial. In December 1999, Texas authorities proposed future control strategies for public comment. Depending on the final strategies adopted, additional costs will likely be incurred between 2000 and 2007. Entergy Gulf States has studies underway to estimate the costs that would be incurred based on the proposed strategies. These estimates will be refined during 2000 based on the final adopted strategies approved by the EPA.

     As part of legislation passed in Texas in June 1999 to restructure the electric power industry in the state, certain generating units of Entergy Gulf States will be required to obtain operating permits and meet new, lower emission limits for NOx. It is expected that Entergy Gulf States will incur costs of approximately $6 million between 2000 and 2003 to meet these new standards. These costs may or may not be recoverable in the restructured electric utility environment.

Other Environmental Matters

      The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (CERCLA), authorizes the EPA and, indirectly, the states, to mandate cleanup, or reimbursement of clean-up costs, by parties that generate or transport hazardous substances released from or at a site. Owners and operators of such sites also are deemed liable by CERCLA.
CERCLA has been interpreted to impose joint and several liability on responsible parties. The domestic utility companies have sent waste materials to various disposal sites over the years. In addition, environmental laws now regulate certain of the domestic utility companies' operating procedures and maintenance practices which historically were not subject to regulation. Some of Entergy's disposal sites have been the subject of governmental action under CERCLA, resulting in site clean-up activities. The domestic utility companies have participated to various degrees in accordance with their respective potential liabilities in such site cleanups and have developed experience with clean-up costs. The affected domestic utility companies have established reserves for such environmental clean-up and restoration activities.

Entergy Arkansas

      Entergy Arkansas has received notices from the EPA and the Arkansas Department of Environmental Quality (ADEQ) alleging that Entergy Arkansas, along with others, may be a PRP for clean-up costs associated with various sites in Arkansas. Contaminants at the sites include polychlorinated biphenyls (PCBs), lead, and other hazardous substances.

     Entergy Arkansas identified PCB contamination at the Little Rock Radio Tower site (formerly Pulaski Heights Substation) during the fall of 1998. Entergy Arkansas performed extensive sampling to determine the extent of contamination and received approval from the EPA on its work plan for remediation. Cleanup of the site was completed in November 1999 at a cost of approximately $320,000. Entergy Arkansas does not believe that any further liability, if any, with respect to this site will be material.

      Entergy Arkansas entered into a Consent Administrative Order with the ADEQ in 1991 that named Entergy Arkansas as a PRP for the initial stabilization associated with contamination at the Utilities Services, Inc. state Superfund site located near Rison, Arkansas. This site is neither owned nor operated by any Entergy-affiliated company. This site was found to have soil contaminated by PCBs and pentachlorophenol (a wood preservative). Containers and drums that contained PCBs and other hazardous substances were found at the site. Entergy Arkansas worked with the ADEQ to identify and notify other PRPs with respect to this site. Approximately twenty PRPs have been identified to date. In December 1999, Entergy Arkansas, along with several other PRPs, met with ADEQ representatives to discuss the cleanup of the site. The PRPs are being encouraged to undertake a voluntary cleanup and have begun discussions regarding the sharing of costs. Entergy Arkansas' share of total remediation costs at this site is estimated at $2.7 million. As of December 31, 1999, Entergy Arkansas had incurred approximately $400,000 of these costs.

Entergy Gulf States

      Entergy Gulf States has been designated by the EPA as a PRP for the cleanup of certain hazardous waste disposal sites. Entergy Gulf States is negotiating with the EPA and state authorities regarding the cleanup of these sites. Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Gulf States and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States' premises (see "Other Regulation and Litigation" below).

     In August 1999, Entergy Gulf States received notice from the Texas Natural Resource Conservation Commission (TNRCC) that it is considered to be a PRP for the Spector Salvage Yard in Orange, Texas. The Spector Salvage site operated from approximately 1944 until ceasing operations in 1971. In addition to general salvage, the facility functioned as a repository for military surplus equipment and supplies purchased from military, industrial, and chemical facilities. Soil samples from the site indicate the release of heavy metals and various organics, including PCBs. The TNRCC requested of all PRPs a submission of a good faith offer to fully fund or conduct a remedial investigation. Entergy Gulf States is still developing its submission and has yet to determine the extent of its participation as a PRP. Based on the size of the site, future expenditures for investigation and clean-up are estimated at $400,000.

      Entergy Gulf States is currently involved in a remedial investigation of the Lake Charles Service Center site, located in Lake Charles, Louisiana. A manufactured gas plant (MGP) is believed to have operated at this site from approximately 1916 to 1931. Coal tar, a by-product of the distillation process employed at MGPs, was apparently routed to a portion of the property for disposal. The same area has also been used as a landfill. In 1999, Entergy Gulf States signed a second Administrative Consent Order with the EPA to perform removal action at the site. Entergy Gulf States believes that its ultimate responsibility for this site will not materially exceed its existing clean-up provision of $19 million.

      Entergy Gulf States is currently involved in the second phase of an investigation of contamination of an MGP site, known as the Old Jennings Ice Plant, located in Jennings, Louisiana. The MGP is believed to have operated from approximately 1909 to 1926. The site is currently used for an electrical substation and storage of transmission and distribution equipment. In July 1996, a petroleum-like substance was discovered on the surface soil, and notification was made to the LDEQ. The LDEQ was aware of this site based upon a survey performed by an environmental consultant for the EPA. Entergy Gulf States obtained the services of an environmental consultant to collect core samples and to perform a search of historical records to determine what activities occurred at Jennings. Results of the core sampling, which found limited amounts of contamination on-site, were submitted to the LDEQ. A plan to determine a cost-effective remediation strategy will be developed upon completion of a review of the sampling report by the LDEQ. Entergy does not expect that its ultimate financial responsibility with respect to this site will be material. The amount of its existing provision for cleanup is $500,000.

       In 1994, Entergy Gulf States performed a site assessment in conjunction with a construction project at the Louisiana Station Generating Plant (Louisiana Station). In 1995, a further assessment confirmed subsurface soil and groundwater impact to three areas on the plant site. After further evaluation, a notification was made to the LDEQ. Remediation of Louisiana Station is expected to continue through 2001. The remediation cost incurred through December 31, 1999 for this site was $5.6 million. Future costs are not expected to exceed the existing provision of $1.9 million.

Entergy New Orleans

      Entergy New Orleans has completed the stabilization and abatement of asbestos containing material at the A. B. Paterson Generating Plant located in New Orleans, Louisiana. Entergy notified the LDEQ of its intent to repair and remove insulation and machinery gaskets. On-site abatement of gaskets and insulating material was completed during the third quarter of 1999. The cost incurred through December 31, 1999 was approximately $1.9 million. Future costs are not expected to be material.

      Entergy New Orleans is planning a new substation on a parcel of land located adjacent to an existing substation which is in close proximity to the Market Street power plant. During pre-construction activities in January 2000, significant levels of lead were discovered in both soil and groundwater at this site. Entergy New Orleans has notified the LDEQ of the contamination. In addition to soil removal and disposal, installation of groundwater monitoring wells and a long-term monitoring program may be required. Entergy New Orleans believes remediation costs will not exceed $2 million.

Entergy Louisiana and Entergy New Orleans

      Entergy Louisiana and Entergy New Orleans have received notices from the EPA and/or the states of Louisiana and Mississippi that one or more of them may be a PRP for the following disposal sites, which are neither owned nor operated by any Entergy subsidiary:

     o   In October 1997, the Mississippi Department of Environmental Quality
         (MDEQ) ordered Entergy Louisiana to implement a remedial action work plan prepared by a PRP committee for Disposal Systems, Inc. sites at Fifth Street (Clay Point) and Lee Street in Biloxi, Mississippi, and at Woolmarket, Mississippi. The MDEQ issued a similar order on the same date to Entergy Louisiana's contractor, Ebasco Services, Inc. (Ebasco), which Entergy Louisiana has agreed to defend and indemnify.
         A settlement was negotiated for Entergy Louisiana, including Ebasco, for $289,000. This settlement relieved Entergy Louisiana of future liabilities associated with these sites.

     o From 1992 to 1994, Entergy Louisiana performed a site assessment and remedial activities at a retired power plant known as the Thibodaux municipal site, previously owned and operated by a Louisiana municipality. Entergy Louisiana purchased the power plant at this site as part of the acquisition of municipal electric systems. The site assessment indicated some subsurface contamination from fuel oil. Remediation of the Thibodaux site is expected to continue through 2001. The cost incurred through December 31, 1999 for the Thibodaux site was $502,000. Future costs are not expected to exceed the existing provision of $318,000.

      During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. As a result, a remaining recorded liability in the amount of $5.9 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at December 31, 1999 for wastewater upgrades and closures. Completion of this work is pending LDEQ approval.

Other Regulation and Litigation

Merger  (Entergy Corporation and Entergy Gulf States)

      Several parties, including Entergy Services, appealed FERC's approval of the Merger to the D.C. Circuit. Entergy Services sought review of FERC's deletion of a 40% cap on the amount of fuel savings Entergy Gulf States may be required to transfer to other domestic utility companies under a tracking mechanism designed to protect the other companies from certain unexpected increases in fuel costs. The other parties sought to overturn FERC's decisions on various grounds, including issues as to whether FERC appropriately conditioned the Merger to protect various interested parties from alleged harm and FERC's reliance on Entergy's transmission tariff to mitigate any potential anticompetitive impacts of the Merger. The D.C. Circuit has ordered that the cases be held in abeyance pending FERC's issuance of a final order on remand in the proceedings on Entergy's transmission tariff (see discussion of tariff case in "RATE MATTERS AND REGULATION - Rate Matters - Wholesale Rate Matters - Open Access Transmission" above).

Employment Litigation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      Entergy Corporation and the domestic utility companies are defendants in numerous lawsuits that have been filed by former employees alleging that they were wrongfully terminated and/or discriminated against on the basis of age, race, and/or sex. Entergy Corporation and the domestic utility companies are vigorously defending these suits and deny any liability to the plaintiffs. However, no assurance can be given as to the outcome of these cases.

Asbestos and Hazardous Waste Suits  (Entergy Gulf States)

      Several lawsuits have been filed on behalf of plaintiffs in state and federal courts in Texas and Louisiana that seek relief from Entergy Gulf States as well as numerous other defendants for damages caused to the plaintiffs  or  others  by  the alleged exposure  to  hazardous  waste  and asbestos on the defendants' premises. The plaintiffs in some suits are also suing Entergy Gulf States and all other defendants on a conspiracy claim. It will not be known until discovery is complete how many of the plaintiffs in any of the foregoing cases actually worked on Entergy Gulf States' premises. Entergy Gulf States believes that the ultimate resolution of these matters will not be material, in the aggregate, to its financial position or results of operations.

Union Pacific Railroad  (Entergy Corporation and Entergy Arkansas)

      In October 1997, Entergy Arkansas and Entergy Services filed a civil suit against Union Pacific Railroad Company (Union Pacific) in the United States District Court for the Middle District of Louisiana. This suit seeks damages and the termination of coal shipping contracts with Union Pacific because of Union Pacific's failure to meet its contractual obligations to ship coal to Entergy Arkansas' two coal-fired plants. The lawsuit also alleges that such failure has impaired Entergy Arkansas' ability to generate and sell electricity from these plants. The case has been transferred to the United States District Court for the District of Nebraska. In January 1999, on cross motions for summary judgment, the court ruled that Union Pacific has breached obligations under the contracts. Under the court's ruling, if the breaches of the contracts by Union Pacific are proven at trial to be material, rescission of the contracts is available to Entergy as a remedy, in addition to the monetary damages to be awarded.

Aquila Power Corporation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

      In March 1998, Aquila Power Corporation ("Aquila") filed a complaint with FERC against Entergy Services, as agent for the domestic utility companies, alleging that the domestic utility companies improperly reserved transmission capacity on Entergy's transmission system, resulting in the denial of Aquila's request for transmission service. Aquila's complaint seeks compensation for lost profits, an order prohibiting Entergy and/or its affiliates from engaging in similar conduct, and suspension of the domestic utility companies' and EPMC's market-rate authority. In May 1998, Entergy filed its response denying the Aquila allegations. Subsequently, Aquila amended and restated its complaint, alleging additional instances of improper activities by Entergy. In addition to its requests in its original complaint, Aquila's amended complaint seeks a finding by FERC that Entergy is in violation of FERC Orders No. 888 and 889, and an order that Entergy should be required to join or agree to the formation of an independent system operator. Entergy filed its response to the amended and restated complaint in July 1998, denying the alleged improper conduct, and also moved to dismiss Aquila's complaint in September 1998. Aquila has responded, and no hearing date has been set by FERC.

Ratepayer Lawsuits (Entergy Corporation, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

     In May 1998, a group of ratepayers filed a complaint against Entergy Corporation, Entergy Power, and Entergy Louisiana in state court in Orleans Parish purportedly on behalf of all Entergy Louisiana ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with the costs included in fuel filings with the LPSC and passed through to ratepayers. Among other things, plaintiffs allege that Entergy Louisiana improperly introduced certain costs into the calculation of the fuel charges, including imprudently purchased high-cost electricity from its affiliates and imprudently purchased high-cost gas. Plaintiffs allege that these practices violated Louisiana's antitrust laws. In addition, plaintiffs seek to recover interest and attorney fees. Exceptions have been filed by Entergy, asserting that this dispute should be litigated before the LPSC and FERC. At the appropriate time, if necessary, Entergy will raise its defenses to the antitrust claims. At present, the suit in state court is stayed by stipulation of the parties.

     Plaintiffs also filed this complaint with the LPSC to initiate a review by the LPSC of Entergy Louisiana's monthly fuel adjustment charge filings and to force restitution to ratepayers of all costs that the plaintiffs allege were improperly included in those fuel adjustment filings. Marathon Oil Company and Louisiana Energy Users Group have also intervened in the LPSC proceeding. Discovery at the LPSC has been conducted and is expected to continue. Direct testimony was filed with the LPSC by plaintiffs and the intervenors in July 1999. In their testimony for the period 1989 through 1998, plaintiffs purport to quantify many of their claims in an amount totaling $544 million, plus interest. The plaintiffs will likely assert additional damages for the period 1974 through 1988. The Entergy companies filed responsive and rebuttal testimony in September 1999. Rebuttal testimony by the plaintiffs and intervenors was filed in November 1999. Direct testimony of the LPSC staff will be filed in April 2000, to which Entergy will be permitted to respond. Hearings before the LPSC are scheduled to begin in September 2000.

     Entergy intends to defend this matter vigorously, both in court and at the LPSC. The outcome of the lawsuit and the LPSC proceeding cannot be predicted at this time. Management has provided reserves for this, other litigation, and Entergy Louisiana's formula rate plan proceedings based on its estimate of the outcome of these proceedings. Information on formula rate plan proceedings is given in Note 2 to the financial statements.

     In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans's fuel adjustment filings with the Council. In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel from other Entergy affiliates. Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws. Plaintiffs also seek to recover interest and attorney fees. Exceptions to the plaintiffs' allegations were filed by Entergy, asserting, among other things, that jurisdiction over these issues rests with the Council and FERC. If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims. At present, the suit in state court is stayed by stipulation of the parties.

     Plaintiffs also filed this complaint with the Council in order to initiate a review by the Council of their allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Discovery has begun in the proceedings before the Council. The plaintiffs have not yet stated the amount of damages they claim. Entergy intends to defend this matter vigorously, both in court and before the Council. The ultimate outcome of the lawsuit and the Council proceeding cannot be predicted at this time.

      In April 1998, a group of residential and business ratepayers filed a complaint against Entergy New Orleans in state court in Orleans Parish purportedly on behalf of all ratepayers in New Orleans. The plaintiffs allege that Entergy New Orleans has overcharged ratepayers by at least $300 million since 1975 in violation of limits on Entergy New Orleans' rate of return that the plaintiffs allege were established by ordinances passed by the Council in 1922. The plaintiffs seek, among other things, (i) a declaratory judgment that such franchise ordinances have been violated; and
(ii) a remand to the Council for the establishment of the amount of overcharges plus interest. Entergy New Orleans believes the lawsuit is without merit. Entergy New Orleans has charged only those rates authorized by the Council in accordance with applicable law. Entergy New Orleans is vigorously defending itself in the lawsuit.

     In May 1998, a group of ratepayers filed a complaint against Entergy Louisiana in state court in East Baton Rouge Parish purportedly on behalf of all Entergy Louisiana ratepayers. The plaintiffs allege that the formula ratemaking plan authorized by the LPSC has allowed Entergy Louisiana to earn amounts in excess of a fair return. The plaintiffs seek, among other things, (i) a declaratory judgment that the formula ratemaking plan is an improper ratemaking practice; and (ii) a refund of the amounts allegedly charged in excess of proper ratemaking practices. Entergy Louisiana believes the lawsuit is without merit and is vigorously defending itself.

     On February 28, 2000, a lawsuit was commenced in the Civil District Court for the Parish of Orleans, Louisiana, against Entergy, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans relating to power outages that occurred in July 1999. The plaintiff, who purports to represent a class of similarly situated persons, claims unspecified damages as a result of these outages, which the plaintiff claims were the result of negligence on the part of the Entergy defendants. Entergy, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans have not yet filed responsive pleadings in the case. However, they will vigorously contest the plaintiff's allegations, which they believe do not support any liability to the plaintiff for damages.

Cajun - Coal Contracts  (Entergy Corporation and Entergy Gulf States)

      A discussion of this litigation is included under the caption "Cajun-Coal Contracts" in Note 9 to the financial statements.

Franchise Fee Litigation  (Entergy Corporation and Entergy Gulf States)

      In September 1998, the City of Nederland filed a petition against Entergy Gulf States and Entergy Services in state court in Jefferson County, Texas, purportedly on behalf of all Texas municipalities that have ordinances or agreements with Entergy Gulf States. The lawsuit alleges that Entergy Gulf States has been underpaying its franchise fees due to failure to properly calculate its gross receipts. The plaintiff seeks a judgment for the allegedly underpaid fees and punitive damages. Entergy Gulf States believes the lawsuit is without merit and is vigorously defending itself.

Fiber  Optic  Cable  Litigation  (Entergy Corporation,  Entergy  Gulf
States)

      In May 1998, a group of property owners filed a petition against Entergy Corporation, Entergy Gulf States, Entergy Services, and ETHC in state court in Jefferson County, Texas purportedly on behalf of all property owners throughout the Entergy service area who have conveyed easements to the defendants. The lawsuit alleged that Entergy installed fiber optic cable across their property without obtaining appropriate easements. The plaintiffs sought actual damages for the use of the land and a share of the profits made through use of the fiber optic cables and punitive damages. The defendants have dismissed the petition in state court, and the plaintiffs have commenced an identical lawsuit in the United States District Court in Beaumont, Texas. Entergy is vigorously defending itself in the lawsuit and believes that any damages suffered by the plaintiff landowners are negligible and that there is no basis for the claim seeking a share of profits.

Franchise Service Area Litigation  (Entergy Gulf States)

      In early 1998, Beaumont Power and Light Company (BP&L) unsuccessfully sought a franchise to provide electric service in the City of Beaumont, Texas, where Entergy Gulf States already holds a franchise. In November 1998, BP&L filed a request before the PUCT to obtain a certificate of convenience and necessity (CCN) for those portions of Jefferson County outside the boundaries of any municipality for which Entergy Gulf States provides retail electric service. BP&L's application contemplates using Entergy Gulf States' facilities in their provision of service. In Texas, utilities are required to obtain a CCN prior to providing retail electric service. Jefferson County is currently singly certificated to Entergy Gulf States. If BP&L's application is granted, BP&L would be able to provide retail service to Entergy Gulf States' customers in the area for which the certificate would apply. BP&L has amended its application to add a request for a CCN to provide retail electric service within the City of Beaumont. The amended application acknowledges that the Texas electric utility restructuring law requires BP&L to use its own facilities to connect to its customers if it is granted a CCN. A hearing on the merits was conducted in December 1999, and the ALJ is expected to issue a recommendation in for consideration by the PUCT.

Hindusthan Development Corporation, Ltd.  (Entergy Corporation)

     In January 1999, Hindusthan Development Corporation (HDC) commenced an arbitration proceeding in India against Entergy Power Asia Ltd. (EPAL), an indirect, wholly owned subsidiary of Entergy Corporation. HDC alleges that EPAL did not fulfill its obligations under a Joint Development Agreement
(JDA) to develop a 350 MW cogeneration plant to be built in Bina, India. HDC also alleges that EPAL wrongfully withdrew as lead developer. Entergy's management believes that HDC's allegations are without merit, and that each party to the JDA had an absolute right of withdrawal. HDC is seeking unspecified damages of $1.1 billion. EPAL is vigorously defending itself in the arbitration proceeding.

Ice Storm Litigation  (Entergy Corporation and Entergy Gulf States)

      In January 1997, a group of Entergy Gulf States customers in Texas filed a lawsuit against Entergy Corporation, Entergy Gulf States, and other Entergy subsidiaries in state court in Jefferson County, Texas purportedly on behalf of all Entergy Gulf States customers in Texas who sustained outages in a January 1997 ice storm. The lawsuit alleges that Entergy failed to properly maintain its electrical distribution system and respond to the ice storm. The district court certified the class in April 1999. Entergy has appealed the class certification, and arguments on the appeal were heard in February 2000. Entergy believes that the lawsuit is without merit and is vigorously defending itself. A similar lawsuit was filed in Louisiana in 1997, in which class certification was denied.

Litigation Environment (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The four states in which the domestic utility companies operate, in particular Louisiana, Mississippi, and Texas, have proven to be unusually litigious environments. Judges and juries in Louisiana, Mississippi, and Texas have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases. Entergy uses legal and appropriate means to contest litigation threatened or filed against it, but the litigation environment in these states poses a significant business risk.

      EARNINGS RATIOS OF DOMESTIC UTILITY COMPANIES AND SYSTEM ENERGY

     The domestic utility companies' and System Energy's ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of SEC Regulation S-K are as follows:

                                  Ratios of Earnings to Fixed Charges
                                        Years Ended December 31,
                                 1999    1998    1997    1996    1995

     Entergy Arkansas            2.08    2.63    2.54    2.93    2.56
     Entergy Gulf States         2.18    1.40    1.42    1.47    1.86
     Entergy Louisiana           3.48    3.18    2.74    3.16    3.18
     Entergy Mississippi         2.44    3.04    2.98    3.40    2.92
     Entergy New Orleans         3.00    2.59    2.70    3.51    3.93
     System Energy               1.90    2.52    2.31    2.21    2.07


                                    Ratios of Earnings to Combined Fixed
                                     Charges and Preferred Dividends
                                        Years Ended December 31,
                                 1999    1998    1997    1996    1995

     Entergy Arkansas            1.80    2.28    2.24    2.44    2.12
     Entergy Gulf States(a)      1.86    1.20    1.23    1.19    1.54
     Entergy Louisiana           3.09    2.75    2.36    2.64    2.60
     Entergy Mississippi         2.18    2.73    2.69    2.95    2.51
     Entergy New Orleans         2.74    2.36    2.44    3.22    3.56

(a) "Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock.


                             BUSINESS SEGMENTS

Entergy Corporation

      Entergy's business segments are discussed in Note 14 to the financial statements.

Entergy New Orleans

      As of December 31, 1999, Entergy New Orleans operating revenues and customer data was as follows:

                                    Electric Operating     Natural Gas
                                          Revenue            Revenue

           Residential                      40%                53%
           Commercial                       37%                20%
           Industrial                        7%                10%
           Governmental/Municipal           16%                17%

           Number of Customers            185,000            146,000


Entergy Gulf States

      For the year ended December 31, 1999, 98% of Entergy Gulf States' operating revenue was derived from the electric utility business. Of the remaining operating revenues, one percent was derived from the steam business and one percent from the natural gas business.

Financial Information Relating to Products and Services

      Financial information relating to Entergy New Orleans' and Entergy Gulf States' products and services is presented in their respective financial statements.


                                 PROPERTY

Generating Stations

Domestic Utility Companies and System Energy

      The total capability of the generating stations owned and leased by the domestic utility companies and System Energy as of December 31, 1999, by company and by fuel type, is indicated below:

                                Owned and Leased Capability MW (1)
                       ---------------------------------------------------
                                                           Gas
                                                       Turbine and
                                                         Internal
Company                Total       Fossil    Nuclear    Combustion   Hydro

Entergy Arkansas       4,487  (2)   2,681     1,694          42        70
Entergy Gulf States    6,689  (2)   5,753       936           -         -
Entergy Louisiana      5,561  (2)   4,467     1,075          19         -
Entergy Mississippi    3,063  (2)   3,052         -          11         -
Entergy New Orleans    1,077        1,061         -          16         -
System Energy          1,084            -     1,084           -         -
                      ---------------------------------------------------
  Total               21,961       17,014     4,789          88        70
                      ===================================================

(1) "Owned and Leased Capability" is the dependable load carrying capability as demonstrated under actual operating conditions based on the primary fuel (assuming no curtailments) that each station was designed to utilize.

(2) Excludes the capacity of fossil-fueled generating stations placed on extended reserve shutdown as follows: Entergy Arkansas - 204 MW; Entergy Gulf States - 405 MW; Entergy Louisiana - 19 MW; and Entergy Mississippi - 73 MW. Generating stations that are not expected to be utilized in the near-term to meet load requirements are placed in extended reserve shutdown in order to minimize operating expenses.

      Entergy's load and capacity projections are reviewed periodically to assess the need and timing for additional generating capacity and interconnections in light of the availability of power, the location of new loads, and maximum economy to Entergy. When the domestic utility companies require new generation resources based on load and capability projections and bulk power availability, they do not expect to construct new base load generating capacity. Instead, they expect to meet future capacity needs by, among other things, purchasing power in the wholesale power market and/or removing generating stations from extended reserve shutdown. Currently, plans are being implemented to reactivate several units that are in extended reserve shutdown. The units, once back on line, will provide an additional 417 MW of capacity to serve customers during peak demand.

     Under the terms of the System Agreement, generating capacity and other power resources are shared among the domestic utility companies. The System Agreement provides, among other things, that parties having generating reserves greater than their load requirements (long companies) shall receive payments from those parties having deficiencies in generating reserves (short companies). Such payments are at amounts sufficient to cover certain of the long companies' costs, including operating expenses, fixed charges on debt, dividend requirements on preferred and preference stock, and a fair rate of return on common equity investment. Under the System Agreement, these charges are based on costs associated with the long companies' steam electric generating units fueled by oil or gas. In addition, for all energy exchanged among the domestic utility companies under the System Agreement, the short companies are required to pay the cost of fuel consumed in generating such energy plus a charge to cover other associated costs. FERC proceedings relating to the System Agreement are discussed more thoroughly in "RATE MATTERS AND REGULATION - Rate Matters - Wholesale Rate Matters - System Agreement," above.

       Entergy's   domestic  utility  business  is  subject   to   seasonal
fluctuations,  with  the peak period occurring in the summer  months.   The
1999 (and all-time) peak demand of 20,664 MW occurred on August 18, 1999.

Competitive Businesses

      Entergy Power owns 665 MW of fossil-fueled capacity at the Ritchie 2 and Independence plants.

      In July 1999, Entergy's non-utility nuclear power business purchased from Boston Edison the 670 MW Pilgrim Nuclear Station in Plymouth, Massachusetts. The sale included the Pilgrim generating plant and facilities (including nuclear fuel) and a 1,600-acre site on Cape Cod Bay.

      Entergy's global power development business is constructing two combined-cycle gas turbine merchant power plants in the UK. Saltend, a 1,200 MW plant located in northeast England, will provide steam and electricity to BP Chemical's nearby complex with the remaining electricity to be sold into the UK national power pool. Originally scheduled for commercial operation in January 2000, Saltend's completion has been delayed due to construction problems at the site. The construction contractor has submitted a revised construction schedule after substantial analysis, and currently estimates a phased-in completion of the three-unit plant with the full plant in service by June 30, 2000. The second plant, an 800 MW facility known as Damhead Creek, is located in southeast England. It is expected to begin commercial operation in the fourth quarter of 2000.

Interconnections

      The electric generating facilities of the domestic utility companies consist principally of steam-electric production facilities. These generating units are interconnected by a transmission system operating at various voltages up to 500 KV. With the exception of a small portion of Entergy Mississippi's capacity, operating facilities or interests therein generally are owned or leased by the domestic utility company serving the area in which the generating facilities are located. All of these generating facilities are centrally dispatched and operated.

      The electric generating facilities of Entergy's non-utility nuclear power business consist of the Pilgrim nuclear production facility. The facility has firm total output power purchase agreements with Boston Edison and other utilities that expire at the end of 2004. The Pilgrim plant is dispatched as a part of the New England Power Pool (NEPP). The primary purpose of NEPP is to direct the operations of the major generating and transmission facilities in the New England region.

      Entergy's domestic utility companies are interconnected with many neighboring utilities. In addition, the domestic utility companies are members of the Southeastern Electric Reliability Council (SERC). The primary purpose of SERC is to ensure the reliability and adequacy of the electric bulk power supply in the southeast region of the United States. SERC is a member of the North American Electric Reliability Council.

Gas Property

      As of December 31, 1999, Entergy New Orleans distributed and transported natural gas for distribution solely within the limits of the City of New Orleans through a total of 1,453 miles of gas distribution mains and 41 miles of gas transmission pipelines.

      As of December 31, 1999, the gas properties of Entergy Gulf States, which are located in and around Baton Rouge, Louisiana, were not material to Entergy Gulf States.

Titles

       The generating stations and major transmission substations of Entergy's public utility companies are generally located on properties owned in fee simple. The greater portion of the transmission and distribution lines of the domestic utility companies have been constructed on property of private owners pursuant to easements or on public highways and streets pursuant to appropriate franchises. The rights of each company in the property on which its utility facilities are located are considered by such company to be adequate for use in the conduct of its business. Minor defects and irregularities customarily found in properties of like size and character may exist, but such defects and irregularities do not, in the opinion of management, materially impair the use of the properties affected thereby. The domestic utility companies generally have the right of eminent domain, whereby they may, if necessary, perfect or secure titles to, or easements or servitudes on, privately held lands used in or reasonably necessary for their utility operations.

      Substantially all of the physical properties and assets owned by Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy are subject to the liens of mortgages securing the first mortgage bonds of such company. The Lewis Creek generating station is owned by GSG&T, Inc., a subsidiary of Entergy Gulf States, and is not subject to the lien of the Entergy Gulf States mortgage securing the first mortgage bonds of Entergy Gulf States, but is leased to and operated by Entergy Gulf States. All of the debt outstanding under the original first mortgages of Entergy Mississippi and Entergy New Orleans has been retired and the original first mortgages were cancelled in 1999 and 1997, respectively. As a result, the general and refunding mortgages of Entergy Mississippi and Entergy New Orleans now also constitute a first mortgage lien on substantially all of the respective physical properties and assets of the respective companies.

                                FUEL SUPPLY

      The sources of generation and average fuel cost per KWH for the domestic utility companies and System Energy for the years 1997-1999 were:

                Natural Gas    Fuel Oil      Nuclear Fuel       Coal
                 %    Cents   %     Cents     %    Cents     %     Cents
                of     per    of     Per     of     Per      of     Per
Year            Gen    KWH   Gen     KWH     Gen    KWH     Gen     KWH

1999            45    2.75    4      2.06     35     .54     16     1.59
1998            40    2.50    6      2.37     40     .53     14     1.67
1997            39    2.97    4      3.11     41     .54     16     1.73

      Actual 1999 and projected 2000 sources of generation for the domestic utility companies and System Energy are:

                       Natural Gas    Fuel Oil         Nuclear          Coal
                       1999   2000   1999  2000    1999     2000    1999   2000

Entergy Arkansas (a)    10%     7%     -     -      56%      40%     33%    52%
Entergy Gulf States     66%    68%     -     -      19%      18%     15%    14%
Entergy Louisiana       64%    62%     1%    -      35%      38%      -      -
Entergy Mississippi     44%    53%    30%   23%      -        -      26%    24%
Entergy New Orleans     91%   100%     9%    -       -        -       -      -
System Energy            -      -      -     -     100%(b)  100%(b)   -      -
Total (a)               45%    42%     4%    2%     35%      33%     16%    22%

(a)Hydroelectric power provided an immaterial amount of generation at Entergy Arkansas in 1999 and is expected to provide an immaterial amount of generation in 2000.

(b)In addition to the nuclear capacity given above for the following companies, the Unit Power Sales Agreement allocates capacity and energy from System Energy's interest in Grand Gulf 1 as follows: Entergy Arkansas - 36%; Entergy Louisiana - 14%; Entergy Mississippi - 33%; and Entergy New Orleans - 17%.

Natural Gas

      The domestic utility companies have long-term firm and short-term interruptible gas contracts. Long-term firm contracts comprise less than 26% of the domestic utility companies' total requirements but can be called upon, if necessary, to satisfy a significant percentage of the domestic utility companies' needs. Short-term contracts and spot-market purchases satisfy additional gas requirements. Entergy Gulf States has a transportation service agreement with a gas supplier that provides flexible natural gas service to certain generating stations by using such supplier's pipeline and gas storage facility.

      Many factors, including wellhead deliverability, storage and pipeline capacity, and demand requirements of end users, influence the availability and price of natural gas supplies for power plants. Demand is tied to weather conditions as well as to the prices of other energy sources.
Supplies of natural gas are expected to be adequate in 2000. However, pursuant to federal and state regulations, gas supplies to power plants may be interrupted during periods of shortage. To the extent natural gas supplies may be disrupted, the domestic utility companies will use alternate fuels, such as oil, or rely to a larger extent on coal and nuclear generation.

Coal

      Entergy Arkansas has long-term contracts for low-sulfur Wyoming coal for White Bluff and Independence. These contracts, which expire in 2002 and 2011, respectively, provide for approximately 85% of Entergy Arkansas' expected annual coal requirements. Additional requirements are satisfied by spot market purchases. Entergy Gulf States has a contract for the supply of low-sulfur Wyoming coal for Nelson Unit 6, which should be sufficient to satisfy its fuel requirements for that unit through 2010 if all price reopeners are accepted. If both parties cannot agree upon a price, then the contract terminates. Effective April 1, 2000, Louisiana Generating LLC will assume Cajun's 58% ownership interest in the Big Cajun generating facilities and will operate the plant. The management of Louisiana Generating LLC has advised Entergy Gulf States that it has executed coal supply and transportation contracts that should provide an adequate supply of coal for the operation of Big Cajun 2, Unit 3 for the foreseeable future.

      Entergy Arkansas has a long-term railroad transportation contract for the delivery of at least 90% of the coal requirements of both White Bluff and Independence. This contract will expire in the year 2014. However, Entergy Arkansas has filed a lawsuit against the railroad claiming breach of contract by the railroad and requesting termination of the contract (see discussion of lawsuit in "RATE MATTERS AND REGULATION - Regulation - Other Regulation and Litigation - Union Pacific Railroad" above).

      Entergy Gulf States has a transportation requirements contract with a railroad to deliver coal to Nelson Unit 6 through December 31, 2004. This contract specifies a minimum annual tonnage amounting to approximately one-half of the plant's requirements and provides flexibility for shipping up to all of the plant's requirements.

Nuclear Fuel

     The nuclear fuel cycle involves the following:

    o    mining and milling of uranium ore to produce a concentrate;
    o    conversion of the concentrate to uranium hexafluoride gas;
    o    enrichment of the hexafluoride gas;
    o fabrication of nuclear fuel assemblies for use in fueling nuclear reactors; and
    o    disposal of spent fuel.

      System Fuels is responsible for contracts to acquire nuclear material to be used in fueling Entergy Arkansas', Entergy Louisiana's, and System Energy's nuclear units. System Fuels also maintains inventories of such materials during the various stages of processing. Each of these companies purchases enriched uranium hexafluoride from System Fuels, but contracts separately for the fabrication of its own nuclear fuel. The requirements for River Bend are pursuant to contracts made by Entergy Gulf States. The requirements for Pilgrim are pursuant to contracts made by Entergy's non-utility nuclear power business.

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

     Current fabrication contracts will provide a significant percentage of these materials and services over the next several years. The Nuclear Waste Policy Act of 1982 provides for the disposal of spent nuclear fuel or high level waste by the DOE. There is a discussion of spent nuclear fuel disposal in Note 9 to the financial statements.

     It will be necessary for Entergy to enter into additional arrangements to acquire nuclear fuel in the future. It is not possible to predict the ultimate cost of such arrangements.

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy each have made arrangements to lease nuclear fuel and related equipment and services. The lessors finance the acquisition and ownership of nuclear fuel through credit agreements and the issuance of notes. These arrangements are subject to periodic renewal. There is a discussion of nuclear fuel leases in Note 10 to the financial statements.

Natural Gas Purchased for Resale

      Entergy New Orleans has several suppliers of natural gas. Its system is interconnected with three interstate and three intrastate pipelines. Entergy New Orleans' primary suppliers currently are Columbia Energy Services, Inc. (CES), an interstate gas marketer, Bridgeline Gas Distributors, and Pontchartrain Natural Gas via Louisiana Gas Services. Entergy New Orleans has a "no-notice" service gas purchase contract with CES which guarantees Entergy New Orleans gas delivery at any point after the agreed gas volume has been met. The CES gas supply is transported to Entergy New Orleans pursuant to a transportation service agreement with Koch Gateway Pipeline Company (KGPC). This service is subject to FERC-approved rates. Entergy New Orleans has firm contracts with its two intrastate suppliers and also makes interruptible spot market purchases. In recent years, natural gas deliveries to Entergy New Orleans have been subject primarily to weather-related curtailments. However, Entergy New Orleans experienced no such curtailments in 1999.

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

      Entergy Gulf States purchases natural gas for resale under an agreement with Mid Louisiana Gas Company. Mid Louisiana Gas Company is not allowed to discontinue providing gas to Entergy Gulf States without obtaining FERC approval.

Research

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans are members of the Electric Power Research Institute (EPRI). EPRI conducts a broad range of research in major technical fields related to the electric utility industry. Entergy participates in various EPRI projects based on Entergy's needs and available resources. Entergy and its subsidiaries contributed approximately $6 million in 1999, $8 million in 1998, and $9 million in 1997 to EPRI and other research programs.

Item 2.   Properties

     Information regarding the properties of the registrants is included in
Item 1. "Business - PROPERTY," in this report.

Item 3.   Legal Proceedings

      Details of the registrants' material rate proceedings, environmental regulation and proceedings, and other regulatory proceedings and litigation that are pending or that terminated in the fourth quarter of 1999 are discussed in Item 1. "Business - RATE MATTERS AND REGULATION," in this report.

Item 4.   Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 1999, no matters were submitted to a vote of the security holders of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, or System Energy.

          DIRECTORS AND EXECUTIVE OFFICERS OF ENTERGY CORPORATION

Directors

      Information required by this item concerning directors of Entergy Corporation is set forth under the heading "Proposal 1--Election of Directors" contained in the Proxy Statement of Entergy Corporation, (the "Proxy Statement"), to be filed in connection with its Annual Meeting of Stockholders to be held May 12, 2000, ("Annual Meeting"), and is incorporated herein by reference. Information required by this item concerning officers and directors of the remaining registrants is reported in Part III of this document.

Executive Officers

           Name             Age                Position                        Period
J. Wayne Leonard (a)        49   Chief Executive Officer and Director       1999-Present
                                  of Entergy Corporation
                                 Director of Entergy Arkansas, Entergy      1998-1999
                                  Gulf States, Entergy Louisiana,
                                  Entergy Mississippi, Entergy New
                                  Orleans, and System Energy
                                 President and Chief Operating Officer      1998
                                  of Entergy Corporation
                                 Chief Operating Officer of Entergy         1998
                                  Arkansas, Entergy Gulf States,
                                  Entergy Louisiana, Entergy
                                  Mississippi, and Entergy New Orleans
                                 Vice Chairman of Entergy New Orleans       1998
                                 President of Energy Commodities            1996-1998
                                  Strategic Business Unit
                                 President of Cinergy Capital &             1996-1998
                                  Trading
                                 Group Vice President and Chief             1994-1996
                                  Financial Officer of Cinergy
                                  Corporation
Jerry L. Maulden (a) (b)    63   Vice Chairman of Entergy Corporation       1995-1999
                                 Vice Chairman of Entergy Arkansas,         1993-1999
                                  Entergy Gulf States, Entergy
                                  Louisiana, Entergy Mississippi, and
                                  Entergy New Orleans
                                 Chief Operating Officer of Entergy         1993-1998
                                  Arkansas, Entergy Gulf States,
                                  Entergy Louisiana, Entergy
                                  Mississippi, and Entergy  New
                                  Orleans
                                 President and Chief Operating Officer      1993-1995
                                  of Entergy Corporation
                                 Director of Entergy Gulf States            1993-1999
                                 Director of Entergy Louisiana              1991-1999
                                 Director of Entergy New Orleans            1991-1998
                                 Director of Entergy Mississippi            1988-1999
                                 Director of System Energy                  1987-1998
                                 Director of Entergy Arkansas               1979-1999
Donald  C. Hintz (a)        57   President of Entergy Corporation           1999-Present
                                 Executive Vice President and Chief         1998
                                  Nuclear Officer of Entergy Arkansas,
                                  Entergy Gulf States, and Entergy
                                  Louisiana
                                 Group President and Chief Nuclear          1997-1998
                                  Operating Officer of Entergy
                                  Corporation, Entergy Arkansas,
                                  Entergy Gulf States, and Entergy
                                  Louisiana
                                 Executive Vice President and Chief         1994-1997
                                  Nuclear Officer of Entergy
                                  Corporation
                                 Executive Vice President - Nuclear of      1994-1997
                                  Entergy Arkansas, Entergy Gulf
                                  States, and Entergy Louisiana
                                 Chief Executive Officer and President      1992-1998
                                  of System Energy
                                 Director of Entergy Gulf States            1993-Present
                                 Director of Entergy Arkansas, Entergy      1992-Present
                                  Louisiana, Entergy Mississippi, and
                                  System Energy
                                 Director of Entergy New Orleans            1999-Present
                                                                            1992-1994
Jerry D. Jackson (a)        55   Executive Vice President of Entergy        1999-Present
                                  Corporation
                                 President and Chief Executive Officer      1999-Present
                                  - Louisiana of Entergy Gulf States
				 President and Chief Executive Officer      1999-Present
                                  of Entergy Louisiana
                                 Chief Administrative Officer of            1997-1998
                                  Entergy Corporation,  Entergy
                                  Arkansas, Entergy Gulf States,
                                  Entergy Louisiana, Entergy
                                  Mississippi, and Entergy New Orleans
                                 Executive Vice President - External        1995-1998
                                  Affairs of Entergy Arkansas, Entergy
                                  Gulf States, Entergy Louisiana,
                                  Entergy Mississippi, and Entergy New
                                  Orleans
                                 Executive Vice President - Marketing       1995
                                  of Entergy Arkansas, Entergy Gulf
                                  States, Entergy Louisiana, Entergy
                                  Mississippi, and Entergy New Orleans
                                 Executive Vice President - External        1994-1998
                                  Affairs of Entergy Corporation
                                 Director of Entergy Gulf States            1994-Present
                                 Executive Vice President of Marketing      1994-1995
                                  of Entergy Corporation
                                 Director of Entergy Louisiana              1992-Present
                                 Director of Entergy Arkansas, Entergy      1992-1999
                                  Mississippi and Entergy New Orleans
                                 Secretary of Entergy Gulf States           1994-1995
                                 Director of System Energy                  1993-1995
C. John Wilder (a)          41   Executive Vice President and Chief         1998-Present
                                  Financial Officer of Entergy
                                  Corporation, Entergy Arkansas,
                                  Entergy Gulf States, Entergy
                                  Louisiana, Entergy Mississippi,
                                  Entergy New Orleans, and System
                                  Energy
                                 Director of Entergy Arkansas, Entergy      1999-Present
                                  Gulf States, Entergy Louisiana, Entergy
 				  Mississippi, Entergy New Orleans, and
                                  System Energy
                                 Chief Executive Officer of Shell           1998
                                  Capital Company
                                 Assistant Treasurer of the Royal           1996-1998
                                  Dutch/Shell Group
                                 Director of Economics and Finance of       1995-1996
                                  Shell Exploration and Production
                                 Assistant Treasurer of Shell Oil           1992-1995
                                  Company
Frank F. Gallaher (a)       54   Senior Vice President, Generation,         1999-Present
                                  Transmission and Energy Management
				  of Entergy Corporation, Entergy
				  Arkansas, Entergy Gulf States,
				  Entergy Louisiana, Entergy
				  Mississippi, Entergy New Orleans,
				  and System Energy
                                 Executive Vice President and Chief         1998-1999
                                  Utility Operating Officer for
                                  Entergy Arkansas, Entergy Gulf
                                  States, Entergy Louisiana, Entergy
                                  Mississippi, and Entergy New Orleans
                                 Group President and Chief Utility          1997-1999
                                  Operating Officer of  Entergy
                                  Corporation
                                 Group President and Chief Utility          1997-1998
                                  Operating Officer of Entergy
                                  Arkansas, Entergy Gulf States,
                                  Entergy Louisiana, Entergy
                                  Mississippi, and Entergy New Orleans
                                 Director of Entergy Arkansas, Entergy      1997-1999
                                  Louisiana, and Entergy Mississippi
                                 Executive Vice President of                1996-1997
                                  Operations of  Entergy Corporation
                                 President of Entergy Gulf States           1994-1996
                                 Director of Entergy Gulf States            1993-1999
                                 Executive Vice President of                1993-1997
                                  Operations of Entergy Arkansas,
                                  Entergy Louisiana, Entergy
                                  Mississippi, and Entergy New Orleans
Michael G. Thompson (a)     59   Senior Vice President and General          1992-Present
                                  Counsel of Entergy Corporation
                                 Senior Vice President,  General            1995-Present
                                  Counsel, and Secretary of Entergy
                                  Arkansas, Entergy Gulf States,
                                  Entergy Louisiana, Entergy
                                  Mississippi, and Entergy New Orleans
                                 Secretary of Entergy Corporation           1994-Present
Joseph T. Henderson (a)     42   Vice President and General Tax             1999-Present
                                  Counsel of Entergy Corporation,
                                  Entergy Arkansas, Entergy Gulf
                                  States, Entergy Louisiana, Entergy
                                  Mississippi, Entergy New Orleans and
                                  System Energy
                                 Associate General Tax Counsel              1998-1999
                                 Senior Tax Counsel of Shell Oil            1995-1998
                                  Company
                                 Senior Tax Attorney of Shell Oil           1994-1995
                                  Company
Nathan E. Langston (a)      51   Vice President and Chief Accounting        1998-Present
                                  Officer of Entergy Corporation,
                                  Entergy Arkansas, Entergy Gulf
                                  States, Entergy Louisiana, Entergy
                                  Mississippi, Entergy New Orleans,
                                  and System Energy
                                 Director of Tax Services of Entergy        1993-1998
                                  Services
Steven C. McNeal (a)        43   Vice President and Treasurer of            1998-Present
                                  Entergy Corporation, Entergy
                                  Arkansas, Entergy Gulf States,
                                  Entergy Louisiana, Entergy
                                  Mississippi, Entergy New Orleans,
                                  and System Energy
                                 Assistant Treasurer of Entergy             1994-1998
                                  Arkansas, Entergy Gulf States,
                                  Entergy Louisiana, Entergy
                                  Mississippi, Entergy New Orleans,
                                  and System Energy
                                 Director of Corporate Finance of           1994-1998
                                  Entergy Services


(a) In addition, this officer is an executive officer and/or director of various other wholly owned subsidiaries of Entergy Corporation and its operating companies.
(b)  Mr. Maulden retired effective December 31, 1999.

      Each officer of Entergy Corporation is elected yearly by the Board of Directors.


                                  PART II

Item  5.    Market  for Registrants' Common Equity and Related  Stockholder
Matters

Entergy Corporation

     The shares of Entergy Corporation's common stock are listed on the New York Stock, Chicago Stock, and Pacific Exchanges.

     The high and low prices of Entergy Corporation's common stock for each quarterly period in 1999 and 1998 were as follows:

                               1999                   1998
                          High       Low        High        Low
                                      (In Dollars)

      First              31 1/8     27 1/2     30 1/8      27 5/16
      Second             33 1/8     27 3/4     29 5/8      23 1/4
      Third              31 9/16    28 3/16    30 13/16    26 3/16
      Fourth             30         23 7/8     32 7/16     28 1/16

      Consecutive quarterly cash dividends on common stock were paid to stockholders of Entergy Corporation in 1999 and 1998. Quarterly dividends of 30 cents per share were paid in 1999. In 1998, dividends of 45 cents per share were paid in the first and second quarters, and dividends of 30 cents per share were paid in the third and fourth quarters.

      As of February 29, 2000, there were 73,619 stockholders of record of Entergy Corporation.

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

Entergy   Corporation,  Entergy  Arkansas,  Entergy  Gulf  States,  Entergy
Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

      There is no market for the common stock of Entergy Corporation's wholly owned subsidiaries. Cash dividends on common stock paid by the subsidiaries to Entergy Corporation during 1999 and 1998, were as follows:

                                       1999     1998
                                       (In Millions)

                Entergy Arkansas      $ 82.7   $ 92.6
                Entergy Gulf States   $107.0   $109.4
                Entergy Louisiana     $197.0   $138.5
                Entergy Mississippi   $ 34.1   $ 66.0
                Entergy New Orleans   $ 26.5   $  9.7
                System Energy         $ 75.0   $ 72.3
                ETHC                  $ 10.0        -


      Information with respect to restrictions that limit the ability of System Energy and the domestic utility companies to pay dividends is presented in Note 8 to the financial statements.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Refer to "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES," " - SIGNIFICANT FACTORS AND KNOWN TRENDS," and "- RESULTS OF OPERATIONS OF ENTERGY CORPORATION AND SUBSIDIARIES, ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY MISSISSIPPI, ENTERGY NEW ORLEANS, and SYSTEM ENERGY."

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Entergy Corporation and Subsidiaries.  Refer to information under the
heading   "ENTERGY  CORPORATION  AND  SUBSIDIARIES  MANAGEMENT'S  FINANCIAL
DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS."


Item 8.   Financial Statements and Supplementary Data.

                       INDEX TO FINANCIAL STATEMENTS

Entergy Corporation and Subsidiaries:
  Report of Management                                                 42
  Management's Financial Discussion and Analysis                       43
  Report of Independent Accountants                                    56
  Management's Financial Discussion and Analysis                       57
  Consolidated Statements of Income For the Years Ended December 31,   65
    1999, 1998, and 1997
  Consolidated Statements of Cash Flows For the Years Ended December   66
    31, 1999, 1998, and 1997
  Consolidated Balance Sheets, December 31, 1999 and 1998              68
  Consolidated Statements of Retained Earnings, Comprehensive Income,  70
    and Paid-In Capital for the Years Ended December 31, 1999, 1998,
    and 1997
  Selected Financial Data - Five-Year Comparison                       71
Entergy Arkansas, Inc.:
  Report of Independent Accountants                                    72
  Management's Financial Discussion and Analysis                       73
  Income Statements For the Years Ended December 31, 1999, 1998, and   76
    1997
  Statements of Cash Flows For the Years Ended December 31, 1999,      77
    1998, and 1997
  Balance Sheets, December 31, 1999 and 1998                           78
  Statements of Retained Earnings for the Years Ended December 31,     80
    1999, 1998, and 1997
  Selected Financial Data - Five-Year Comparison                       81
Entergy Gulf States, Inc.:
  Report of Independent Accountants                                    82
  Management's Financial Discussion and Analysis                       83
  Income Statements For the Years Ended December 31, 1999, 1998, and   87
    1997
  Statements of Cash Flows For the Years Ended December 31, 1999,      89
    1998, and 1997
  Balance Sheets, December 31, 1999 and 1998                           90
  Statements of Retained Earnings for the Years Ended December 31,     92
    1999, 1998, and 1997
  Selected Financial Data - Five-Year Comparison                       93
Entergy Louisiana, Inc.:
  Report of Independent Accountants                                    94
  Management's Financial Discussion and Analysis                       95
  Income Statements For the Years Ended December 31, 1999, 1998, and   98
    1997
  Statements of Cash Flows For the Years Ended December 31, 1999,      99
    1998, and 1997
  Balance Sheets, December 31, 1999 and 1998                          100
  Statements of Retained Earnings for the Years Ended December 31,    102
    1999, 1998, and 1997
  Selected Financial Data - Five-Year Comparison                      103
Entergy Mississippi, Inc.:
  Report of Independent Accountants                                   104
  Management's Financial Discussion and Analysis                      105
  Income Statements For the Years Ended December 31, 1999, 1998, and  108
    1997
  Statements of Cash Flows For the Years Ended December 31, 1999,     109
    1998, and 1997
  Balance Sheets, December 31, 1999 and 1998                          110
  Statements of Retained Earnings for the Years Ended December 31,    112
    1999, 1998, and 1997
  Selected Financial Data - Five-Year Comparison                      113
Entergy New Orleans, Inc.:
  Report of Independent Accountants                                   114
  Management's Financial Discussion and Analysis                      115
  Income Statements For the Years Ended December 31, 1999, 1998, and  118
    1997
  Statements of Cash Flows For the Years Ended December 31, 1999,     119
    1998, and 1997
  Balance Sheets, December 31, 1999 and 1998                          120
  Statements of Retained Earnings for the Years Ended December 31,    122
    1999, 1998, and 1997
  Selected Financial Data - Five-Year Comparison                      123
System Energy Resources, Inc.:
  Report of Independent Accountants                                   124
  Management's Financial Discussion and Analysis                      125
  Income Statements For the Years Ended December 31, 1999, 1998, and  127
    1997
  Statements of Cash Flows For the Years Ended December 31, 1999,     129
    1998, and 1997
  Balance Sheets, December 31, 1999 and 1998                          130
  Statements of Retained Earnings for the Years Ended December 31,    132
    1999, 1998, and 1997
  Selected Financial Data - Five-Year Comparison                      133
Notes to Financial Statements for Entergy Corporation and             134
  Subsidiaries

                   ENTERGY CORPORATION AND SUBSIDIARIES

                           REPORT OF MANAGEMENT

      Management of Entergy Corporation and its subsidiaries has prepared and is responsible for the financial statements and related financial information included herein. The financial statements are based on generally accepted accounting principles in the United States. Financial information included elsewhere in this report is consistent with the financial statements.

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

     The Audit Committee of our Board of Directors, composed solely of Directors who are not employees of our company, meets with the independent auditors, management, and internal accountants periodically to discuss internal accounting controls and auditing and financial reporting matters. The Audit Committee appoints the independent accountants, subject to ratification by the shareholders. The Committee reviews with the independent auditors the scope and results of the audit effort. The Committee also meets periodically with the independent auditors and the chief internal auditor without management, providing free access to the Committee.

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



J. WAYNE LEONARD                        C. JOHN WILDER
Chief Executive Officer                 Executive Vice President and Chief
of Entergy Corporation                  Financial Officer



THOMAS J. WRIGHT                        JERRY D. JACKSON
Chairman, President, and Chief          Chairman of Entergy Gulf States,
Executive Officer of Entergy            Inc. and Entergy Louisiana, Inc.,
Arkansas, Inc.                          President and Chief Executive
                                        Officer of Entergy Gulf States,
                                        Inc. - Louisiana and Entergy
                                        Louisiana, Inc.



JOSEPH F. DOMINO                        CAROLYN C. SHANKS
President and Chief Executive Officer   Chairman, President, and Chief
of Entergy Gulf States, Inc. - Texas    Executive Officer of Entergy
                                        Mississippi, Inc.



DANIEL F. PACKER                        JERRY W. YELVERTON
Chairman, President, and Chief          Chairman, President, and Chief
Executive Officer of Entergy            Executive Officer of System  Energy
New Orleans, Inc.                       Resources, Inc.

                  ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Operations

      Net cash flow from operations for Entergy, the domestic utility companies, and System Energy for the years ended December 31, 1999, 1998, and 1997 was:

                                 1999     1998    1997
                                      (In Millions)

          Entergy               $1,307   $1,753  $1,793
          Entergy Arkansas      $  313   $  409  $  435
          Entergy Gulf States   $  345   $  448  $  484
          Entergy Louisiana     $  410   $  342  $  315
          Entergy Mississippi   $  142   $  125  $  156
          Entergy New Orleans   $   60   $   40  $   54
          System Energy         $  103   $  299  $  286

     Entergy's consolidated cash flow from operations decreased as compared to 1998 primarily due to less cash provided by competitive businesses. The decrease was also due to the completion of rate phase-in plans for some of the domestic utility companies during 1998.

      In 1999, competitive businesses used $9.3 million of operating cash flow from operations compared with $151.7 million they contributed in 1998. This change was primarily due to the sales of London Electricity and CitiPower in December 1998. Both businesses contributed operating cash flow in 1998 but did not contribute at all in 1999. Offsetting the decrease in operating cash flow in 1999 are the sales of Efficient Solutions, Inc. in September 1998 and Entergy Security, Inc. in January 1999. These businesses used operating cash flow in 1998 and used none in 1999. Also, the power marketing and trading business used less operating cash flow in 1999 than in 1998.

      In prior years, rate phase-in plans for some of the domestic utility companies contributed to cash flow from operations. But Entergy Gulf
States' Louisiana retail phase-in plan for River Bend was completed in February 1998, Entergy Mississippi's phase-in plan for Grand Gulf 1 was completed in September 1998, and Entergy Arkansas' phase-in plan for Grand Gulf 1 was completed in November 1998. Therefore, these phase-in plans did not contribute to operating cash flow in 1999. Entergy New Orleans' phase-in plan for Grand Gulf 1 will be completed in 2001.

     System Energy's operating cash flow decreased in 1999 primarily due to an increase in receivables from associated companies. The increase in receivables is primarily due to an increase in money pool borrowings for several Entergy affiliates as of December 31, 1999. The money pool is an inter-company borrowing arrangement designed to reduce the domestic utility companies' dependence on external short-term borrowings.

Investing Activities

     Net cash provided by investing activities decreased in 1999 due to the sales in 1998 of London Electricity and CitiPower, and higher construction expenditures in 1999. The increased construction expenditures were primarily due to construction of the Saltend and Damhead Creek power plants by Entergy's global power development business, spending on customer service and reliability improvements by the domestic utility companies, and the return to service of generation plants at Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


     The following items partially offset the overall decrease:

     o $947.4 million of the proceeds from the sale of London Electricity in 1998 was used to purchase notes receivable which matured in August 1999. Upon maturity, $321.4 million of the proceeds was reinvested in other temporary investments consisting of U.S. dollar denominated commercial paper and bank deposits; and
     o the sales of Entergy Security, Inc. in January 1999 and Entergy Power Edesur Holding, LTD and several telecommunications businesses in June 1999.

Financing Activities

      Net cash used in financing activities decreased in 1999 primarily due to:

     o the retirement in 1998 of debt associated with the acquisition of London Electricity and CitiPower;
     o increased borrowings in 1999 under the credit facilities for the construction of the Saltend and Damhead Creek power plants by Entergy's global power development business; and
     o a reduction in dividend payments made by Entergy Corporation in 1999 compared to 1998.

     Partially offsetting the overall decrease were the following uses:

     o the 1999 repayment of bank borrowings by Entergy Corporation and ETHC with a portion of the proceeds from the sale of Entergy Security, Inc.;
     o the redemption of preferred stock in 1999 at Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana; and
     o the repurchase of Entergy Corporation common stock.

Capital Resources and Outlays

     Entergy requires capital resources for:

     o construction/capital expenditures;
     o debt and preferred stock maturities;
     o capital investments;
     o funding of subsidiaries; and
     o dividend and interest payments.

For the years 2000 through 2004, Entergy plans to spend $9.8 billion in a capital investment plan focused on improving service at the domestic utility companies and growing its global power development and nuclear operations businesses. The estimated allocation in the plan is $4.2 billion to the domestic utility companies, $3.9 billion to the global power development business, and $1.7 billion to the nuclear operations business. Management provides more information on construction expenditures and long-term debt and preferred stock maturities in Notes 5, 6, 7, and 9 to the financial statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


     Entergy's sources to meet the above requirements include:

     o internally generated funds;
     o cash on hand;
     o debt or preferred stock issuances;
     o bank financing under new or existing facilities;
     o short-term borrowings; and
     o sales of assets.

The capital investment plan discussed above is subject to modification based on the ongoing effects of transition to competition planning and the ability to recover the regulated utility costs in rates. Additionally, the plan is contingent upon Entergy's ability to access the capital necessary to finance the planned expenditures, and significant borrowings may be necessary for Entergy to implement these capital spending plans.

      The domestic utility companies have plans to issue debt in 2000, the proceeds of which will be used for general corporate purposes, including capital expenditures, the retirement of short-term indebtedness, and, in the case of Entergy Gulf States, the mandatory redemption of preference stock. On February 15, 2000, Entergy Mississippi issued $120 million of 7.75% Series First Mortgage Bonds due February 15, 2003. On March 9, 2000, Entergy Arkansas issued $100 million of 7.72% Series First Mortgage Bonds due March 1, 2003. Proceeds of both issuances will be used, in part, for the retirement of short-term indebtedness that was incurred for working capital needs and capital expenditures.

     On February 25, 2000, Entergy Corporation obtained a 364-day term loan in the amount of $120 million, accruing interest at a rate of 6.7%. The proceeds are being used to make an open-account advance to Entergy Louisiana in order to repay maturing debt. Entergy Corporation will use any remaining proceeds for general corporate purposes and working capital needs.

     During 1999, cash from operations, the sale of businesses, and cash on hand met substantially all investing and financing requirements of the domestic utility companies and System Energy. Entergy Corporation received $532.3 million in dividend payments from its subsidiaries in 1999.

      All  debt  and  common and preferred stock issuances are  subject  to regulatory approval. Preferred stock and debt issuances are subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. The domestic utility companies have sufficient capacity under these issuance tests to consummate the financings planned for 2000. The domestic utility companies may also establish special purpose trusts or limited partnerships as financing subsidiaries for the purpose of issuing quarterly income preferred securities.

     Management expects the domestic utility companies and System Energy to continue to refinance or redeem higher cost debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

      Entergy's ability to invest in domestic and foreign generation businesses is subject to the SEC's regulations under PUHCA. These regulations limit to 50% of consolidated retained earnings the total amount that Entergy may invest in domestic and foreign generation businesses at the time an investment is made. Using the proceeds from the sales of London Electricity and CitiPower, Entergy's FUCO and EWG subsidiaries have the ability to make significant additional investments in domestic and foreign generation businesses without the need of further investment by Entergy Corporation.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


      Entergy's global power development business is currently constructing two combined-cycle gas turbine merchant power plants in the UK. Saltend, a 1,200 MW plant in northeast England, will provide steam and electricity to BP Chemicals' nearby industrial complex, with the remaining electricity to be sold into the UK national power pool. Approximately 75 MW of the capacity will be sold to BP Chemicals under a PPA with a term of 15 years. Originally scheduled for commercial operation in January 2000, Saltend's completion has been delayed due to construction problems at the site. The construction contractor has submitted a revised construction schedule after substantial analysis, and currently estimates a phased-in completion of the three-unit plant with the full plant in service by June 30, 2000. The total cost of Saltend is currently estimated to be approximately $824 million. The second plant, an 800 MW facility known as Damhead Creek, is located in southeast England. It is expected to begin commercial operation in the fourth quarter of 2000. Management estimates the total cost of Damhead Creek at approximately $582 million. The financing of the construction of these two power plants is discussed in Note 7 to the financial statements.

     In October 1999, Entergy's global power development business obtained an option to acquire twenty-four GE7FA advanced technology gas turbines, four steam turbines, and eight GE7EA advanced technology gas turbines. Delivery of the turbines is scheduled for 2001 through 2004. The total cost of the turbines, including long-term service agreements with GE Power Systems, is approximately $2.0 billion. Management plans to use the turbines in future generation projects of the global power development business, and anticipates that the acquisition of the turbines will be funded by a combination of cash on hand, project financing, and other external financing. Payments scheduled for the acquisition of these turbines are $273 million in 2000, $415 million in 2001, and $311 million in 2002.

      On July 13, 1999, Entergy's non-utility nuclear power business bought the 670 MW Pilgrim Nuclear Station located in Plymouth, Massachusetts from Boston Edison. The acquisition included the plant, real estate, materials and supplies, and nuclear fuel for a purchase price of $81 million. The purchase price was funded with a portion of the proceeds from the sales of non-regulated businesses. As part of the Pilgrim purchase, Boston Edison transferred a $471 million decommissioning trust fund to Entergy's non-utility nuclear power business. After a favorable tax determination regarding the trust fund, Entergy returned $43 million of the trust fund to Boston Edison. Based on cost estimates provided by an outside consultant, Entergy believes that Pilgrim's decommissioning fund will be adequate to cover future decommissioning costs for the Pilgrim plant without any additional deposits to the trust.

      Entergy's nuclear business has an outstanding offer to NYPA for the acquisition of NYPA's 825 MW James A. FitzPatrick nuclear power plant located near Oswego, New York and NYPA's 980 MW Indian Point 3 nuclear power plant located in Westchester County, New York. On February 24, 2000, NYPA received a competing offer for the purchase of these plants. It is anticipated that the NYPA Board of Trustees will meet in mid to late March to consider the offers. If Entergy's offer is accepted, management expects to close the acquisition by the fourth quarter of 2000. Entergy would pay $50 million in cash at the closing of the purchase, plus seven annual installments of approximately $108 million each commencing one year from the date of the closing. Entergy projects that these installments will be paid from the proceeds of the sale of power from the plants and that Entergy will invest an additional $100 million in the plants.

      Entergy has also made investments in energy-related businesses, including power marketing and trading. Under PUHCA, the SEC imposes a limit equal to 15% of consolidated capitalization on the amount that may be invested in such businesses without specific SEC approval. Entergy's capacity to make additional investments at December 31, 1999 was approximately $2.2 billion.

      In 1999, Entergy Corporation paid $291.5 million in cash dividends on its common stock. Declarations of dividends on Entergy's common stock are made at the discretion of the Board. The Board evaluates the level of Entergy common stock dividends based upon Entergy's earnings and financial strength. Dividend restrictions are discussed in Note 8 to the financial statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                      LIQUIDITY AND CAPITAL RESOURCES


      In October 1998, the Board approved a plan for the repurchase of Entergy common stock through December 31, 2001 to fulfill the requirements of various compensation and benefit plans. The stock repurchase plan provides for purchases in the open market of up to 5 million shares, for an aggregate consideration of up to $250 million. In July 1999, the Board approved the commitment of up to an additional $750 million toward the repurchase of Entergy common stock through December 31, 2001. Shares are being purchased on a discretionary basis. See Note 5 to the financial statements for stock repurchases and issuances made during 1999.

      Entergy's capital and refinancing requirements and available lines of credit are more thoroughly discussed in Notes 4, 5, 6, 7, 9, and 10 to the financial statements.

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

      The Capital Funds Agreement and other Grand Gulf 1-related agreements are more thoroughly discussed in Note 9 to the financial statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


Domestic Transition to Competition

      The electric utility industry for years has been preparing for the advent of competition in its business, particularly in generation operations. For most electric utilities, the transition from a regulated monopoly to a competitive business is challenging and complex. The new electric utility environment presents opportunities to compete for new customers and creates the risk of loss of existing customers. It presents opportunities to enter into new businesses and to restructure existing businesses.

      For Entergy, it is a formidable undertaking, made uniquely difficult because the domestic utility companies operate in five retail regulatory jurisdictions and are subject to the System Agreement, which contemplates the integrated operation of Entergy's electric generation and transmission assets throughout the retail service territories. Entergy is striving to achieve consistent paths to competition in all five retail regulatory jurisdictions. Progress was made in 1999 when the Arkansas and Texas legislatures enacted laws to bring about electric utility competition. More progress is expected in 2000 as Entergy continues to work with regulatory and legislative officials in all jurisdictions in designing the rules surrounding a competitive electricity industry.

State Regulatory and Legislative Activity

Arkansas

      In April 1999, the Arkansas legislature enacted a law providing for competition in the electric utility industry through retail open access on January 1, 2002. With retail open access, generation operations will become a competitive business, but transmission and distribution operations will continue to be regulated. The APSC may delay implementation of retail open access, but not beyond June 30, 2003. The provisions of the new law:

     o require utilities to separate (unbundle) their costs into generation, transmission, distribution, and customer service functions;
     o require operation of transmission facilities by an organization independent from the generation, distribution, and retail operations;
     o provide for the determination of and mitigation measures for generation market power, which could require generation asset divestitures;
     o allow for recovery of stranded and transition costs if the costs are approved by the APSC;
     o allow for the securitization of approved stranded costs; and
     o freeze residential and small business customer rates for three years by utilities that will recover stranded costs.

        Entergy Arkansas filed separate generation, transmission, distribution, and customer service rates with the APSC in December 1999. The rates were based on the cost-of-service study that formed the basis of the rates included in the 1997 settlement agreement discussed in Note 2 to the financial statements. Hearings on the rate filing are scheduled for September 2000. If approved, these rates will become effective July 1, 2001. Entergy Arkansas also filed notice with the APSC in December 1999 of its intent to recover stranded costs. The APSC and various participants in the industry, including Entergy Arkansas, are currently in the process of implementing the legislation through various rulemaking and other proceedings.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS

Texas

      In June 1999, the Texas legislature enacted a law providing for competition in the electric utility industry through retail open access. The law provides for retail open access by most electric utilities, including Entergy Gulf States, on January 1, 2002. With retail open access, generation and a new retail provider operation will be competitive businesses, but transmission and distribution operations will continue to be regulated. The new retail provider function will be the primary point of contact with the customers for most services beyond initiation of electric service and restoration of service following an outage. The provisions of the new law:

     o require a rate freeze through January 1, 2002 with frozen rates beyond that for residential and small commercial customers of incumbent utilities;
     o require utilities to separate (unbundle) their generation, transmission and distribution, and retail electric provider functions. Entergy Gulf States filed its plan in January 2000 with the PUCT to separate its functions. The plan included separate transmission and distribution companies;
     o require operation in a non-discriminatory manner of transmission and distribution facilities by an organization independent from the generation and retail operations by the time competition is implemented;
     o allow for recovery of stranded costs incurred in purchasing power and providing electric generation service if the costs are approved by the PUCT;
     o allow securitization of regulatory assets and stranded costs;
     o provide for the determination of and mitigation measures for generation market power; and
     o require utilities to file separated data and proposed transmission, distribution, and competition tariffs by April 1, 2000.

      The market power measures include a limit on the ownership of generation assets by a power generation company within a specified region. The implications of this limit are uncertain for Entergy Gulf States and the Entergy system. However, it is possible that Entergy Gulf States could be required to divest some of its generation assets if Entergy Gulf States is found to have generation market power. The legislation also requires affected utilities to sell at auction, at least 60 days before January 1, 2002, entitlements to at least 15% of their installed generation capacity in Texas. The obligation to auction capacity entitlements continues for up to 60 months after January 1, 2002, or until 40% of customers in the jurisdiction have chosen an alternative supplier, whichever comes first.

     The PUCT and various participants in the industry are currently in the process of implementing the legislation through various rulemaking and other proceedings. Two significant rules have been issued by the PUCT:

     o A code of conduct was approved by the PUCT in December 1999 to ensure that utilities do not allow affiliates to have a business advantage over
       competitors.   The rules allow the continuation of  shared  services
       affiliates, such as Entergy Operations and Entergy Services. Entergy adopted an internal code of conduct to ensure compliance with the new rules.
     o Rules governing the separated costs filing have been issued. Included is a provision establishing, as an alternative to a market-based return on equity, a presumptively reasonable return on equity for a distribution utility at 200 basis points over its cost of debt. The provision allows the utility to provide evidence that the return should be higher. The rules also provide that the utility may propose a performance-based enhancement to the authorized rate of return, based on distribution and transmission company independence. Management does not agree with the arbitrary level set in the rule, and will seek a higher return in its separated costs filing. A workshop has been held by the PUCT to discuss opportunities to seek a performance-based return.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS

Louisiana

     In March 1999, the LPSC deferred making a decision on whether competition in the electric industry is in the public interest. However, the LPSC staff, outside consultants, and counsel were directed to work together to analyze and resolve issues related to competition and then recommend a plan for its implementation to be considered by the LPSC by January 1, 2001. The LPSC staff, outside consultants, counsel, and industry members are working together to develop a plan to be submitted to the LPSC.

Mississippi

     The MPSC issued a proposed transition plan in June 1998 and continues to hold periodic hearings and request informational filings regarding various potential effects of retail competition. In February 2000, legislation was introduced in Mississippi to establish a study committee to consider competition and provide a report to the legislature by December 1, 2000. Management does not expect deregulation in Mississippi to occur prior to 2003. See Note 2 to the financial statements for additional information.

New Orleans

      In 1997, Entergy New Orleans filed an electric business restructuring plan with the Council. The Council has not established a procedural schedule to consider electricity restructuring or Entergy's plan. The Council is conducting hearings regarding retail gas competition. Entergy New Orleans has filed a plan in that proceeding outlining the conditions under which it could support retail gas competition. The outcome of this proceeding is uncertain.

Federal Regulatory and Legislative Activity

Open Access Transmission and Entergy's Transco Proposal

     Competition within the wholesale electric energy market increased with the implementation of open access transmission. Open access allows any supplier to transmit electricity to its customers over transmission facilities owned by a different company. In 1996, FERC required all public utilities that it regulates to provide wholesale transmission access to third parties. FERC also required utilities to implement and maintain an open access same-time information system. Entergy's domestic utility companies made filings with FERC to comply with the FERC requirements.

      FERC policy strongly favors independent control of transmission operations to enhance competitive wholesale power markets. In response to this policy, Entergy proposed the formation of a regional transmission company (Transco) and sought guidance from FERC on the proposal. The proposed Transco would be:

     o a separate, independent, incentive-driven transmission company regulated by FERC;
     o governed by an independent board of directors with no ties to Entergy or to any power market participant;
     o composed of the transmission system assets transferred to it by the domestic utility companies and other transmission owners;
     o operated and maintained by employees who would work exclusively for the Transco and would not be employed by Entergy or the domestic utility companies; and
     o passively owned with no voting rights by the domestic utility companies and other members who transfer assets.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS

In July 1999, FERC responded to Entergy's proposal and stated that passive ownership of a Transco by a generating company or other market participant could meet FERC's current independence and governance requirements under certain circumstances. However, FERC raised concerns about the following issues regarding Entergy's proposal:

     o the selection process for the Transco's board of directors;
     o the Transco board's fiduciary obligations to the member companies;
     o the ability of the Transco to raise additional capital; and
     o restrictions on transactions between the Transco and the member companies.

      Management expects to make additional filings during 2000 with federal, state, and local regulatory authorities addressing these and other issues and seeking necessary approvals for the formation of the Transco. If approved, the Transco could become operational in 2001.

      In a rulemaking that will affect the Transco, FERC issued Order 2000 in December 1999. Order 2000 calls for owners and operators of transmission lines in the United States to join regional transmission organizations ("RTOs") on a voluntary basis. Order 2000 requires public utilities that own, operate, or control interstate transmission facilities to file by October 15, 2000 a proposal for how they intend to participate in an RTO or, alternatively, to describe the steps they have taken to do so or the reasons why it is not feasible to participate in an RTO. FERC's Order 2000 requires that RTOs be effective no later than December 15, 2001.

      FERC is maintaining flexibility as to the structure of RTOs. For example, it appears that RTOs may be for-profit or not-for-profit and may be organized as joint ventures or legal entities of various types.
However, RTOs will be required, among other things, to be independent market participants, to have sufficient regional scope to maintain reliability and efficiency, to be non-discriminatory in granting service, and to maintain operational control over their regional transmission systems.

     The Transco, an independent, for-profit transmission company which has already been proposed to FERC by the domestic utility companies, is Entergy's preferred approach for complying with FERC's Order 2000. However, Entergy is also exploring other means for complying with Order 2000.

Deregulation legislation

     Over the past several years, a number of bills have been introduced in the United States Congress to deregulate the generation function of the electric power industry. The bills generally have provisions that would give retail consumers the ability to choose their own electric service provider. Entergy Corporation has supported some deregulation legislation in Congress that would lead to an orderly transition to competition and would also repeal PUHCA and PURPA. Congressional sentiment appears to be against mandating retail competition by a certain date and in favor of clarifying state authority to order retail choice for consumers. Congress adjourned in 1999 without final action on a deregulation bill by a committee of the House or Senate.

Industrial and Commercial Customers

      The domestic utility companies face the risk of losing customers due to competition. Some of their large industrial and commercial customers are exploring ways to reduce their energy costs. In particular, cogeneration is an option available to a significant portion of the domestic utility companies' industrial customer base. The domestic utility companies have responded by working with some industrial and commercial customers and negotiating electric service contracts that provide service at rates lower than would otherwise be charged. Despite these actions, Entergy Gulf States and Entergy Louisiana have lost revenue in recent years from large industrial customers who have completed cogeneration projects. However, material losses to cogeneration are not expected in 2000.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS

State and Local Rate Regulation

      The retail regulatory basis for setting rates for electric service is shifting in some jurisdictions from traditional, exclusively cost-of-service regulation to include performance-based elements. Performance-based formula rate plans are designed to reward increased efficiency and productivity, with utility shareholders and customers sharing in the benefits. Entergy Mississippi and Entergy Louisiana have implemented performance-based rate plans. These companies made the following filings resulting in rate reductions in 1999:

     o Entergy Louisiana submitted its formula rate plan filing for the 1998 test year and implemented a rate reduction of approximately $15.0 million, effective August 1, 1999. Entergy Louisiana's filing is subject to further review by the LPSC, which may result in an additional change in rates.
     o Entergy Mississippi implemented a $13.3 million rate reduction, effective May 1999, based on its formula rate plan filing for the 1998 test year. In June 1999, Entergy Mississippi revised its filing, resulting in an additional rate reduction of approximately $1.5 million, effective July 1999.

All of the domestic utility companies have recently been ordered to grant base rate reductions and have refunded or credited customers for previous overcollections of rates. The continuing pattern of rate reductions reflects completion of rate phase-in plans, lower costs of service ordered by regulators, and lower authorized returns on common equity. The domestic utility companies' retail and wholesale rate matters and proceedings are discussed more thoroughly in Note 2 to the financial statements.

Other Electric Utility Trends

      Utility mergers and joint ventures involving domestic and overseas companies are another continuing trend in the industry. In some areas of the country, utilities have either sold or are attempting to sell all or a substantial portion of their generation assets in order to focus their businesses on transmission and/or distribution services. Entergy, through its global power development and non-utility nuclear power businesses, intends to expand its generation business. While the global power development business is focused on building new power plants or modifying existing plants, the nuclear business expansion plan focuses on acquiring generation assets of other utilities.

      In some areas of the United States, municipalities are exploring the possibility of establishing their own electric distribution systems, which would result in both residential and large industrial customers leaving some investor-owned utilities. If the efforts of a municipality are successful, the investor-owned utility may be unable to recover some costs incurred for the purpose of serving those customers.

Continued Application of SFAS 71 and Stranded Cost Exposure

       The domestic utility companies' and System Energy's financial statements primarily reflect assets and costs based on existing cost-based ratemaking regulation in accordance with SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Under traditional ratemaking practice, regulated electric utilities are granted exclusive geographic franchises to sell electricity. In return, the utilities are obligated to make investments and incur obligations to serve customers. Prudently incurred costs are recovered from customers along with a return on investment. Regulators may require utilities to defer collecting from customers some operating costs until a future date. These deferred costs are recorded as regulatory assets in the financial statements. In order to continue applying SFAS 71 to its financial statements, a utility's rates must be set by an independent regulator on a cost-of-service basis and the rates must be charged to and collected from customers.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


      As the generation portion of the utility industry moves toward competition, it is likely that generation rates will no longer be set on a cost-of-service basis. When that occurs, the generation portion of the business could be required to discontinue application of SFAS 71. The result of discontinuing application of SFAS 71 could be the recording of asset impairments and the removal of regulatory assets and liabilities from the balance sheet. Management believes that definitive outcomes have not yet been determined regarding the transition to competition in each of Entergy's jurisdictions. Therefore, the regulated operations of the domestic utility companies and System Energy continue to apply SFAS 71. Arkansas and Texas have enacted retail open access laws as described above, but Entergy believes that significant issues remain to be addressed by Arkansas and Texas regulators, and the enacted laws do not provide sufficient detail to determine definitively the impact on Entergy Arkansas' and Entergy Gulf States' regulated operations.

     As Entergy's domestic utility companies move toward competition, there are costs or commitments that have been incurred under a regulated pricing system that might be impaired or not recovered in a competitive market. These costs are referred to as stranded costs. The restructuring laws enacted in Arkansas and Texas provide an opportunity for the recovery of stranded costs following review and approval by the APSC or the PUCT. Nearly all of Entergy's exposure to stranded costs involves commitments that were approved by regulators. These exposures include the following:

     o the allowed cost of constructing its nuclear generating plants (the domestic utility companies' net investment in nuclear generation is provided in Note 1 to the financial statements);
     o long-term contracts to purchase power under the Unit Power Sales Agreement and associated with the Vidalia project, which may require paying above-market prices in a competitive environment (detail concerning these obligations is provided in Note 9 to the financial statements);
     o nuclear power plant decommissioning costs (detail concerning these costs is provided in Note 9 to the financial statements);
     o the construction cost of some fossil-fueled generating plants and related contracts to buy fuel that may be above-market price in a competitive market (detail concerning the domestic utility companies' net investment in generation other than nuclear, which is primarily fossil fueled, is provided in Note 1 to the financial statements, and detail concerning certain fuel contracts is provided in Note 9 to the financial statements); and
     o regulatory assets reflected in the balance sheets.

      As of December 31, 1999, the amount of these potentially strandable costs for Entergy reflected in the financial statements is approximately $1.8 billion at Entergy Arkansas, $3.3 billion at Entergy Gulf States, $2.5 billion at Entergy Louisiana, and $0.3 billion at Entergy Mississippi. The estimated net present value of the obligations described above that are not reflected in the balance sheets for Entergy is approximately $0.9 billion  at  Entergy Arkansas, $0.4 billion at Entergy  Gulf  States,  $1.5 billion at Entergy Louisiana, $0.6 billion at Entergy Mississippi, and $0.3 billion at Entergy New Orleans. In the normal course of business, depreciation, amortization, and payments under the contractual obligations will continue to reduce these amounts. The actual amount of these costs and obligations that will be identified as stranded will be determined in regulatory proceedings. These proceedings will commence in Arkansas and Texas in 2000. The outcome of the proceedings cannot be predicted and will depend upon a number of variables, including the timing of stranded cost determination, the values attributable to certain strandable assets, assumptions concerning future market prices for electricity, and other factors. In addition, because transition legislation or regulation is not in place in Louisiana, Mississippi, or New Orleans, Entergy cannot predict how those jurisdictions will treat stranded costs and whether Entergy will be able to recover all or a part of the costs in those jurisdictions.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


     Until the proceedings in Arkansas and Texas provide a greater level of certainty, it is anticipated that both Entergy Arkansas and Entergy Gulf States will continue to apply SFAS 71 to their regulated operations. SFAS 71 will continue to be applied in the Louisiana, Mississippi, and New Orleans jurisdictions pending legislative or regulatory developments relating to transition to competition. If SFAS 71 is no longer applied by the respective domestic utility companies and System Energy, and regulation or legislation does not allow for recovery of all or a portion of its stranded costs, there could be a material adverse impact on the respective domestic utility companies' and Entergy's financial statements. However, Entergy believes that the amount of costs that will be stranded without a means of recovery or mitigation for the domestic utility companies will be significantly less than the amounts referred to above. The application of SFAS 71 is discussed more thoroughly in Note 1 to the financial statements.

Year 2000 Issues

      Entergy did not experience any significant problems in operations due to the rollover to year 2000, and there were no power outages caused by the rollover. Entergy will continue to monitor additional dates during 2000 that could be affected by the rollover to year 2000, but does not expect material problems based on its testing and the results of the January 1, 2000 rollover.

      Management expects to spend approximately $54 million for maintenance and modification costs related to year 2000 issues between 1998 and mid-2000. Entergy has incurred approximately $51 million of this total through December 1999. The maintenance or modification costs associated with year 2000 compliance are expensed as incurred, while the costs of new software are capitalized and amortized over the software's useful life. The costs are being funded through operating cash flows. In certain of Entergy's jurisdictions, the expenses have been deferred and will be recovered from ratepayers into 2002. Total capitalized costs for projects accelerated due to year 2000 were estimated to be $20 million, which is the amount Entergy has incurred through December 1999.

Market Risks Disclosure

     Entergy is exposed to the following market risks:

     o the commodity price risk associated with its power marketing and trading business;
     o the interest rate risk associated with certain of its variable rate credit facilities; and
     o the interest rate and equity price risk associated with its investments in decommissioning trust funds.

      Entergy's power marketing and trading business enters into sales and purchases of electricity and natural gas for delivery in the future. Because the market prices of electricity and natural gas can be volatile, Entergy's power marketing and trading business is exposed to risk arising from differences between the fixed prices in its commitments and fluctuating market prices. To mitigate its exposure, Entergy's power marketing and trading business enters into electricity and natural gas futures, swaps, option contracts, and electricity forward agreements. The business also manages its exposure with policies limiting its exposure to market risk and daily monitoring of its potential financial exposure.

      Entergy's power marketing and trading business uses a value-at-risk model (VAR) as one measure of market risk for the traded portfolio. VAR acts in conjunction with stress testing, position reporting, and profit and loss reporting in order to measure and control the risk inherent in the traded portfolio. The primary use of VAR is to provide a benchmark for market risk contained in the trading portfolio. VAR does not function as a comprehensive measure of all risks in a portfolio. Furthermore, VAR is only an appropriate risk measure for products traded in relatively liquid markets.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   SIGNIFICANT FACTORS AND KNOWN TRENDS


      Management's VAR methodology uses a variance/covariance approach to the measurement of market risk. The variance/covariance approach assumes that prices follow a "random-walk" process in which prices are lognormally distributed. This approach requires the following inputs:

     o a one-tailed test with a 95% confidence interval that measures the probability of loss;
     o a 20-day window for measuring volatility;
     o cross-product correlation matrix that measures the tendency of different basis products to move together; and
     o inter-temporal correlation matrix that measures the tendency of commodities with different delivery periods to move together.

Based on these assumptions, this business' VAR was approximately $3.3 million as of December 31, 1999 and $6.1 million as of December 31, 1998. During 1999, the average month-end VAR was $3.7 million, with a high month-end VAR of $7.1 million and a low month-end VAR of $2.0 million.

      Management's calculation of value-at-risk exposure represents an estimate of reasonably possible net losses that would be recognized on its portfolio of derivative financial instruments, assuming hypothetical movements in prices. It does not represent the maximum possible loss or an expected loss that may occur, because actual future gains and losses will differ from those estimated based upon actual fluctuations in market rates, operating exposures, and the timing thereof, and changes in the portfolio of derivative financial instruments during the year.

     Entergy uses interest rate swaps to reduce the impact of interest rate changes on certain variable-rate credit facilities associated with its
global   power  development  business.   Under  the  interest   rate   swap
agreements, Entergy receives floating-rate interest payments and pays fixed-rate interest rate payments over the life of the agreements. The floating-rate interest that Entergy receives is approximately equal to the interest it must pay on the variable-rate credit facilities. Therefore, through the use of the swap agreements, Entergy effectively achieves a fixed rate of
interest  on  the  credit  facilities.   These  swaps  are  discussed  more
thoroughly in Note 7 to the financial statements.

     Entergy is exposed to fluctuations in equity prices and interest rates through its nuclear decommissioning trust funds. The NRC requires Entergy to maintain trusts to fund the costs of decommissioning ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf, and Pilgrim. The funds are invested primarily in equity securities; fixed-rate, fixed-income securities; and cash and cash equivalents. Management believes that its exposure to market fluctuations will not affect results of operations for the ANO, River Bend, Grand Gulf, and Waterford 3 trust funds because of the application of regulatory accounting principles. The Pilgrim trust fund holds approximately $341 million of fixed-rate, fixed-income securities as of December 31, 1999. These securities have an average coupon rate of 6.67%, an average duration of 6.2 years, and an average maturity of 9.5 years. The Pilgrim trust fund also holds equity securities worth approximately $81 million as of December 31, 1999. These securities are held in a fund which is designed to approximate the Standard & Poor's 500 Index. The decommissioning trust funds are discussed more thoroughly in Notes 1 and 9 to the financial statements.

                     Report of Independent Accountants



To the Board of Directors and Shareholders of Entergy Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of retained earnings, comprehensive income and paid-in-capital and of cash flows present fairly, in all material respects, the financial position of Entergy Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 17, 2000

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      Entergy's results of operations are discussed in two business categories, "Domestic Utility Companies and System Energy" and "Competitive Businesses." Domestic Utility Companies and System Energy is Entergy's predominant business segment, contributing 73% of Entergy's operating revenue and 93% of its net income in 1999. Competitive Businesses include the following segments detailed in Note 14 to the financial statements: power marketing and trading, Entergy London, CitiPower, and all other. "All other" principally includes global power development, non-utility nuclear power, and the parent company, Entergy Corporation. The elimination of power marketing and trading mark-to-market profits on intercompany power transactions is also included in all other. Note 14 to the financial statements provides a detailed breakdown of financial information by business segment.

      Net income for the year ended December 31, 1998 reflected the results of operations for Entergy London, CitiPower, Efficient Solutions, Inc., Entergy Security, Inc., Entergy Power Edesur Holdings, and several telecommunications businesses. These businesses were sold between late 1998 and mid-1999, and are therefore not included in some or all of 1999's results of operations.

Net Income

      Entergy Corporation's consolidated net income in 1999 decreased compared to 1998 primarily due to:

     o the absence of London Electricity's results of operations in 1999 because of the sale of the business in December 1998; and
     o the gains on the sales of London Electricity and CitiPower reflected in 1998 results.

The decrease is partially offset by gains on the sales of other businesses in 1999, the loss on Efficient Solutions reflected in 1998 results, a 5% increase in domestic utility net income, and a reduction in the net loss for the power marketing and trading business.

      Entergy Corporation's consolidated net income in 1998 increased compared to 1997 primarily due to the gains on the sales of London Electricity and CitiPower and the UK windfall profits tax reflected in 1997 results.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Domestic Utility Companies and System Energy

Revenues and Sales

      The changes in electric operating revenues for Entergy's domestic utility companies and System Energy for 1999 and 1998 are as follows:

                                          Increase/(Decrease)
             Description                   1999        1998
                                            (In Millions)

Base revenues                               $81.2     ($290.3)
Rate riders                                (164.1)     (108.6)
Fuel cost recovery                          188.7       (80.6)
Sales volume/weather                          5.3       187.3
Other revenue (including unbilled)           74.3      (191.0)
Sales for resale                            (50.3)       80.7
                                           ------     -------
Total                                      $135.1     ($402.5)
                                           ======     =======

Base revenues

     In 1999, base revenues increased $81.2 million primarily due to:

     o a $93.6 million reversal in June 1999 of regulatory reserves associated with the accelerated amortization of accounting order deferrals in conjunction with the settlement agreement in Entergy
       Gulf States' Texas November 1996 and 1998 rate filings. The settlement agreement was approved by the PUCT in June 1999. The net income effect of this reversal is largely offset by the amortization of rate deferrals discussed below; and
     o a reduction in the amount of reserves recorded in 1999 at Entergy Gulf States compared to 1998 for the anticipated effects of rate proceedings in Texas.

     Partially offsetting these increases were:

     o annual base rate reductions implemented for Entergy Gulf States' Louisiana and Texas retail customers in 1998 and 1999 and Entergy Mississippi customers in 1999; and
     o reserves recorded by Entergy Gulf States' Louisiana jurisdiction, Entergy Louisiana, and Entergy New Orleans in 1999 for potential rate actions or rate refunds.

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

     In 1999, rate rider revenues decreased $164.1 million due to a revised Grand Gulf rider implemented at Entergy Arkansas and Entergy Mississippi. The revised rider eliminated revenues attributable to the Grand Gulf phase-in plans, which were completed in 1998, and implemented the Grand Gulf Accelerated Recovery Tariff (GGART), allowing accelerated recovery and payment of a portion of the two companies' Grand Gulf purchased power obligations. The tariffs became effective in January 1999 and October 1998, respectively.

      In 1998, rate rider revenues decreased $108.6 million due to the decline in the Grand Gulf 1 cost recovery rate rider revenues at Entergy Arkansas, reflecting scheduled reductions in the phase-in plan that was completed in November 1998. Rate rider revenues also decreased due to reductions required by the settlement agreement between the APSC and Entergy Arkansas. The settlement agreement with the APSC is discussed in
Note 2 to the financial statements.

Fuel cost recovery revenues

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

      In 1999, fuel cost recovery revenues increased $188.7 million primarily due to:

     o an increased fuel factor and a new fuel surcharge implemented in Entergy Gulf States' Texas jurisdiction in 1999;
     o recovery of higher-priced fuel and purchased power costs at Entergy Louisiana due to nuclear outages at Waterford 3 in 1999; and
     o an increase in the energy cost recovery rate effective April 1999 and the completion of a customer refund obligation in 1998 which lowered 1998 fuel cost recovery at Entergy Arkansas.

     In 1998, fuel cost recovery revenues decreased $80.6 million primarily due to lower pricing at Entergy Louisiana resulting from a change in generation mix.

Sales volume

      In 1998, sales volume increased $187.3 million as a result of significantly warmer weather at all of the domestic utility companies.

Other revenue

      In 1999, other revenue increased $74.3 million primarily due to a change in estimated unbilled revenues for the domestic utility companies. The changed estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment. This change is expected to affect comparisons to applicable prior period amounts through the first quarter of 2000. Comparative impacts are also affected by seasonal variations in demand.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


      In 1998, other revenue decreased $191 million primarily due to the revenue portion of the gain recognized in December 1997 on the settlement by Entergy Gulf States of litigation with Cajun, the effect of which was partially offset by regulatory reserves recorded at Entergy Gulf States in 1997. Other revenue also decreased due to unfavorable pricing of unbilled revenues resulting from rate reductions at Entergy Gulf States.

Sales for resale

     In 1999, sales for resale decreased $50.3 million primarily due to the loss of certain municipal and co-op customer contracts at Entergy Arkansas.

      In 1998, sales for resale increased due to increased sales to non-associated companies, particularly at Entergy Arkansas, and increased demand at Entergy Gulf States.

Expenses

Fuel and purchased power expenses

     In 1999, fuel and purchased power expenses increased due to:

     o higher gas and purchased power prices as well as increased gas usage at Entergy Arkansas and Entergy Louisiana;
     o higher fuel recovery due to an increased fuel factor and fuel surcharge in Entergy Gulf States' Texas jurisdiction; and
     o an increased energy cost recovery rate in 1999 and the completion of a customer refund obligation in 1998 which lowered 1998 fuel cost recovery at Entergy Arkansas.

      These increases were partially offset by decreased fuel expenses at Entergy Mississippi as a result of lower total generation.

Other operation and maintenance expenses

      In 1999, other operation and maintenance expenses increased primarily due to increased customer service and reliability improvements throughout the system, increases in storm damage accruals and loss reserves across the system, and increases in maintenance work at Entergy Arkansas and Entergy Mississippi.

      In 1998, other operation and maintenance expenses increased primarily due to the 1997 settlement of litigation with Cajun, which resulted in the transfer of the 30% interest in River Bend owned by Cajun to Entergy Gulf States. Entergy Gulf States' operating expenses in 1998 included 100% of River Bend's operation and maintenance expenses, as compared to 70% of such expenses for the year ended December 31, 1997.

      This increase was partially offset by decreased non-refueling outage related contract work and maintenance performed at Entergy Louisiana and lower contract labor, materials and supplies expense, and insurance and materials and supplies refunds at System Energy.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Depreciation and amortization expenses

     In 1999, depreciation and amortization expenses decreased due to:

     o lower depreciation at Entergy Gulf States as a result of the write-down of the River Bend abeyed plant as required by the Texas rate settlement and a review of plant in-service dates; and
     o reduction in principal payments associated with the sale and leaseback in 1989 of a portion of Grand Gulf 1 at System Energy.

Other regulatory charges

     In 1999, other regulatory charges decreased due to:

     o lower accruals for transition costs in 1999 at Entergy Arkansas;
     o a change in the amortization period for deferred River Bend finance charges in the Entergy Gulf States' Texas retail jurisdiction; and
     o deferral of Year 2000 costs at Entergy Gulf States and Entergy Louisiana in accordance with an LPSC order.

      These decreases were partially offset by increased charges at System Energy as a result of the implementation of the GGART at Entergy Arkansas and Entergy Mississippi.

     In 1998, other regulatory charges increased primarily due to:

     o additional accruals of $74.0 million ($45.0 million net of tax) for the transition cost account at Entergy Arkansas; and
     o the decrease in the under-recovery of Grand Gulf 1-related costs at Entergy Mississippi.

      The increase was partially offset by the $15.3 million ($9.3 million net of tax) reversal of 1997 reserves at Entergy Arkansas for previously deferred radioactive waste facility costs in December 1998.

      Entergy Arkansas' settlement agreement with the APSC established the transition cost account to collect earnings in excess of an allowed return on equity for offset against potential stranded costs when retail access is implemented.

Amortization of rate deferrals

      In 1999, amortization of rate deferrals decreased due to the completion of Grand Gulf 1 rate phase-in plans at Entergy Arkansas and Entergy Mississippi in 1998. These decreases were partially offset by increased amortization at Entergy Gulf States due to a reduction of accounting order deferrals in June 1999 in accordance with the Texas settlement agreement.

      In 1998, amortization of rate deferrals decreased because of the completion of rate phase-in plans at Entergy Arkansas, Entergy Gulf States (Louisiana jurisdiction), and Entergy Mississippi.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other

Other income

      In 1999, other income increased primarily due to an increase in AFUDC resulting from an adjustment recorded in the third quarter of 1999 on certain capital projects.

      In 1998, other income increased primarily due to lower reserves for regulatory adjustments recorded in 1998 than in 1997 at Entergy Gulf States.

      This increase was partially offset by interest income related to the settlement by Entergy Gulf States of litigation with Cajun recorded in December 1997.

Interest charges

      In 1999, interest on long-term debt decreased due to retirement and refinancing of long-term debt at the domestic utility companies and System Energy.

      Other interest increased in 1999 primarily due to interest on the potential refund of System Energy's proposed rate increase.

      In 1998, interest charges decreased due to the retirement of certain long-term debt at the domestic utility companies and System Energy.

Competitive Businesses

Revenues and Sales

     Competitive business revenues decreased approximately $2.8 billion for the year ended December 31, 1999. The decrease was primarily due to the sales of Entergy London and CitiPower in 1998 and decreased sales revenues in the power marketing and trading business. The decreased sales revenues in the power marketing and trading business resulted from decreased electricity trading volume in the peak summer months in 1999 compared to 1998. However, the impact on net income from these decreased revenues was more than offset by decreased fuel and purchased power expenses as discussed below, resulting in a reduction in operating loss for this business for the year ended December 31, 1999. The decrease in revenues was partially offset by an increase for the non-utility nuclear business resulting primarily from acquisition and operation of the Pilgrim plant in 1999.

     Competitive business revenues increased $2.4 billion in 1998 primarily due to increased sales volume in the power marketing and trading business. This business' volume increased dramatically in 1998 due to increased marketing efforts and significantly warmer weather. The impact on net income from these revenues is offset by increased power purchased for resale as discussed below.

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Expenses

Fuel and purchased power expenses

      Fuel and purchased power expenses decreased for the year ended December 31, 1999, primarily due to:

     o the business sales previously discussed;
     o decreased electricity trading volume in the power marketing and trading business; and
     o a $44 million ($27 million net of tax) counterparty default incurred in 1998 by the power marketing and trading business.

These decreases are partially offset by increased gas trading volume in the power marketing and trading business.

       In 1998, purchased power expenses increased primarily due to significantly increased power trading by the power marketing and trading business. The power marketing and trading business also incurred a $44 million ($27 million net of tax) counterparty default in 1998.

Other operation and maintenance expenses

      Other operation and maintenance expenses decreased for the year ended December 31, 1999 primarily due to the business sales previously discussed. The decrease was partially offset by:

     o an increase for the power marketing and trading business resulting primarily from increased risk management and back-office support; and
     o an increase for the non-utility nuclear power business resulting primarily from acquisition and operation of the Pilgrim plant in 1999.

      In 1998, other operation and maintenance expenses increased primarily due to:

     o acquisition of security companies whose operation and maintenance expenses were included in 1998 but not in 1997; and
     o higher transmission expenses for the power marketing and trading business due to significantly increased power trading sales volume.

Other

Other income

      Other income decreased for the year ended December 31, 1999, due primarily to the gains recorded in 1998 on the sales of Entergy London of $327.3 million ($246.8 million net of tax) and CitiPower of $29.8 million
($19.3 million net of tax). The decrease was partially offset by the following:

     o interest income of $58.5 million in 1999 on the proceeds of the sales of Entergy London and CitiPower;
     o a $26.7 million ($17 million net of tax) gain on the sale of Entergy Power Edesur Holdings in June 1999;
     o a $12.9 million ($8.0 million net of tax) gain on the sale of Entergy Hyperion Telecommunications in June 1999;

                   ENTERGY CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


     o a $22.0 million ($6.4 million net of tax) gain on the sale of Entergy Security, Inc. in January 1999, including a true-up recognized in December 1999;
     o a $7.6 million ($4.9 million net of tax) favorable adjustment to the final sale price of CitiPower in January 1999;
     o a $68.6 million ($35.9 million net of tax) loss on the sale of Efficient Solutions, Inc. (formerly Entergy Integrated Solutions, Inc.) in September 1998;
     o $32.8 million ($21.3 million net of tax) of write-downs of Entergy's investments in two Asian projects in 1998; and
     o favorable experience on warranty reserves for the businesses sold during 1998.

     In 1998, other income increased primarily due to the gains recorded on the sales of Entergy London of $327.3 million ($246.8 million net of tax) and CitiPower of $29.8 million ($19.3 million net of tax).

     This increase in 1998 was partially offset by:

     o the $68.6 million ($35.9 million net of tax) loss on the sale of Efficient Solutions, Inc. in September 1998; and
     o $32.8 million ($21.3 million net of tax) of write-downs of Entergy's investments in electric generation projects in Asia, one of which was sold.

Income taxes

      The effective income tax rates for 1999, 1998, and 1997 were 37.5%, 25.3%, and 61.0%, respectively. The effective income tax rate increased in 1999 primarily due to the items discussed below that occurred in 1998. The increase was partially offset by the recording of deferred tax benefits in 1999 related to expected utilization of foreign tax credits.

     The effective income tax rate decreased in 1998 principally due to:

     o the UK windfall profits tax of $234.1 million at Entergy London recognized in 1997;
     o the tax effects of the settlement by Entergy Gulf States of litigation with Cajun in 1997;
     o recognition of $44 million of deferred tax benefits in 1998 related to expected utilization of Entergy's capital loss carryforwards; and
     o a $31.7 million reduction in taxes because of reductions in the UK corporation tax rate from 31% to 30% in the third quarter of 1998.

      These decreases were partially offset by a reduction in the UK corporation tax rate from 33% to 31% in 1997, which lowered taxes in 1997 by $64.7 million.

                    ENTERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                                                        For the Years Ended December 31,
                                                        1999           1998        1997
                                                         (In Thousands, Except Share Data)
               OPERATING REVENUES
Domestic electric                                     $6,271,414    $6,136,322   $6,538,831
Natural gas                                              110,355       115,355      137,345
Steam products                                            15,852        43,167       43,664
Competitive businesses                                 2,375,607     5,199,928    2,819,086
                                                      ----------   -----------   ----------
TOTAL                                                  8,773,228    11,494,772    9,538,926
                                                      ----------   -----------   ----------

               OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                          2,082,875     1,706,028    1,677,041
   Purchased power                                     2,442,484     4,585,444    2,318,811
   Nuclear refueling outage expenses                      76,057        83,885       73,857
   Other operation and maintenance                     1,705,545     1,988,040    1,886,149
Decommissioning                                           45,988        46,750       52,552
Taxes other than income taxes                            339,284       362,153      365,439
Depreciation and amortization                            698,881       938,179      927,456
Other regulatory charges (credits) - net                   8,113        35,136      (18,545)
Amortization of rate deferrals                           122,347       237,302      421,803
                                                      ----------   -----------   ----------
TOTAL                                                  7,521,574     9,982,917    7,704,563
                                                      ----------   -----------   ----------

OPERATING INCOME                                       1,251,654     1,511,855    1,834,363
                                                      ----------   -----------   ----------

           OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction       29,291        12,465       10,057
Gain on sale of assets - net                              71,926       274,941       26,432
Miscellaneous - net                                      154,423        85,618     (236,340)
                                                      ----------   -----------   ----------
TOTAL                                                    255,640       373,024     (199,851)
                                                      ----------   -----------   ----------


           INTEREST AND OTHER CHARGES
Interest on long-term debt                               476,877       735,601      797,266
Other interest - net                                      82,471        65,047       51,624
Distributions on preferred securities of                  18,838        42,628       21,319
subsidiaries
Allowance for borrowed funds used during construction    (22,585)      (10,761)      (7,937)
                                                      ----------   -----------   ----------
TOTAL                                                    555,601       832,515      862,272
                                                      ----------   -----------   ----------

INCOME BEFORE INCOME TAXES                               951,693     1,052,364      772,240

Income taxes                                             356,667       266,735      471,341
                                                      ----------   -----------   ----------

CONSOLIDATED NET INCOME                                  595,026       785,629      300,899

Preferred dividend requirements and other                 42,567        46,560       53,216
                                                      ----------   -----------   ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                            $552,459      $739,069     $247,683
                                                      ==========   ===========   ==========
Earnings per average common share:
    Basic and diluted                                      $2.25         $3.00        $1.03
Dividends declared per common share                        $1.20         $1.50        $1.80
Average number of common shares outstanding:
    Basic                                            245,127,460   246,396,469  240,207,539
    Diluted                                          245,326,883   246,572,328  240,347,697

See Notes to Financial Statements.

                        ENTERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Years Ended December 31,
                                                                                      1999         1998         1997
                                                                                            (In Thousands)

                             OPERATING ACTIVITIES
Consolidated net income                                                             $595,026     $785,629     $300,899
Noncash items included in net income:
  Gain on Cajun Settlement                                                                 -            -     (246,022)
  Amortization of  rate deferrals                                                    122,347      237,302      421,803
  Reserve for regulatory adjustments                                                  10,531      130,603      381,285
  Other regulatory charges (credits) - net                                             8,113       35,136      (18,545)
  Depreciation, amortization, and decommissioning                                    744,869      984,929      980,008
  Deferred income taxes and investment tax credits                                  (204,644)     (64,563)    (252,955)
  Allowance for equity funds used during construction                                (29,291)     (12,465)     (10,057)
  Gain on sale of assets - net                                                       (71,926)    (274,941)     (26,432)
Changes in working capital (net of effects from acquisitions and dispositions):
  Receivables                                                                          9,246       24,176      (99,411)
  Fuel inventory                                                                      (1,359)      28,439       20,272
  Accounts payable                                                                    35,233       31,229      181,243
  Taxes accrued                                                                      158,733       58,505      143,151
  Interest accrued                                                                   (56,552)     (37,937)      (9,849)
  Deferred fuel                                                                      (71,072)     (18,993)     (28,412)
  Other working capital accounts                                                      45,285       43,209     (102,303)
Provision for estimated losses and reserves                                          (59,464)    (133,880)     (22,423)
Changes in other regulatory assets                                                   (36,379)     (13,684)      28,016
Proceeds from settlement of Cajun litigation                                               -            -      102,299
Other                                                                                108,673      (49,996)      50,204
                                                                                  ----------   ----------   ----------
Net cash flow provided by operating activities                                     1,307,369    1,752,698    1,792,771
                                                                                  ----------   ----------   ----------

                              INVESTING ACTIVITIES
Construction/capital expenditures                                                 (1,195,750)  (1,143,612)    (847,223)
Allowance for equity funds used during construction                                   29,291       12,465       10,057
Nuclear fuel purchases                                                              (137,649)    (102,747)     (89,237)
Proceeds from sale/leaseback of nuclear fuel                                         137,093      128,210      144,442
Proceeds from sale of businesses                                                     351,082    2,275,014       54,153
Investment in other nonregulated/nonutility properties                               (81,273)     (85,014)  (2,039,370)
Proceeds from notes receivable                                                       956,356            -            -
Purchase of other temporary investments                                             (321,351)    (947,444)           -
Decommissioning trust contributions and realized change in trust assets              (61,766)     (73,641)     (68,139)
Other                                                                                (42,258)           -      (15,966)
                                                                                  ----------   ----------   ----------
Net cash flow provided by (used in) investing activities                            (366,225)      63,231   (2,851,283)
                                                                                  ----------   ----------   ----------

See Notes to Financial Statements.


                     ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Years Ended December 31,
                                                                       1999         1998         1997
                                                                               (In Thousands)
                       FINANCING ACTIVITIES
Proceeds from the issuance of:
  Long-term debt                                                      1,113,370    1,904,074    2,047,282
  Preferred securities of subsidiary trusts and partnerships                  -            -      382,323
  Common stock                                                           15,320       19,341      305,379
Retirement of:
  Long-term debt                                                     (1,195,451)  (3,151,680)    (751,669)
Repurchase of common stock                                             (245,004)      (2,964)           -
Redemption of preferred stock                                           (98,597)     (17,481)    (124,367)
Changes in short-term borrowings - net                                 (165,506)     205,412      142,025
Dividends paid:
  Common stock                                                         (291,483)    (373,441)    (438,183)
  Preferred stock                                                       (43,621)     (46,809)     (51,270)
                                                                     ----------   ----------   ----------

Net cash flow provided by (used in) financing activities               (910,972)  (1,463,548)   1,511,520
                                                                     ----------   ----------   ----------

Effect of exchange rates on cash and cash equivalents                      (948)       1,567      (11,164)
                                                                     ----------   ----------   ----------

Net increase in cash and cash equivalents                                29,224      353,948      441,844

Cash and cash equivalents at beginning of period                      1,184,495      830,547      388,703
                                                                     ----------   ----------   ----------

Cash and cash equivalents at end of period                           $1,213,719   $1,184,495     $830,547
                                                                     ==========   ==========   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                               $601,739     $833,728     $831,307
    Income taxes                                                       $373,537     $273,935     $390,238
  Noncash investing and financing activities:
     Change in unrealized appreciation of
       decommissioning trust assets                                     $41,582      $46,325      $30,951
  Treasury shares issued to acquire security business                         -            -      $21,464
  Net assets acquired from Cajun settlement                                   -            -     $319,056
  Decommissioning trust fund acquired from Pilgrim acquisition         $471,284            -            -

 See Notes to Financial Statements.


                ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                             ASSETS

                                                                         December 31,
                                                                      1999         1998
                                                                         (In Thousands)
                       CURRENT ASSETS
Cash and cash equivalents:
   Cash                                                              $108,198     $386,764
   Temporary cash investments - at cost,
    which approximates market                                       1,105,521      797,731
                                                                  -----------  -----------
       Total cash and cash equivalents                              1,213,719    1,184,495
                                                                  -----------  -----------
Other temporary investments - at cost,
  which approximates market                                           321,351            -
Notes receivable                                                        2,161      959,328
Accounts receivable:
  Customer                                                            290,331      280,648
  Allowance for doubtful accounts                                      (9,507)     (10,300)
  Other                                                               207,898      197,362
  Accrued unbilled revenues                                           298,616      245,350
                                                                  -----------  -----------
       Total receivables                                              787,338      713,060
                                                                  -----------  -----------
Deferred fuel costs                                                   240,661      169,589
Fuel inventory - at average cost                                       94,419       90,408
Materials and supplies - at average cost                              392,403      374,674
Rate deferrals                                                         30,394       37,507
Deferred nuclear refueling outage costs                                58,119       37,138
Prepayments and other                                                  78,567       77,749
                                                                  -----------  -----------
TOTAL                                                               3,219,132    3,643,948
                                                                  -----------  -----------

               OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                            214          214
Decommissioning trust funds                                         1,246,023      709,018
Non-utility property - at cost (less accumulated depreciation         317,165      275,421
Non-regulated investments                                             198,003      487,586
Other - at cost (less accumulated depreciation)                        16,714       16,041
                                                                  -----------  -----------
TOTAL                                                               1,778,119    1,488,280
                                                                  -----------  -----------

                        UTILITY PLANT
Electric                                                           23,163,161   22,704,572
Plant acquisition adjustment                                          406,929      423,195
Property under capital lease                                          768,500      789,045
Natural gas                                                           186,041      183,621
Steam products                                                              -       80,537
Construction work in progress                                       1,500,617      911,278
Nuclear fuel under capital lease                                      286,476      282,595
Nuclear fuel                                                           87,693       29,690
                                                                  -----------  -----------
TOTAL UTILITY PLANT                                                26,399,417   25,404,533
Less - accumulated depreciation and amortization                   10,898,661   10,075,951
                                                                  -----------  -----------
UTILITY PLANT - NET                                                15,500,756   15,328,582
                                                                  -----------  -----------

              DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
    Rate deferrals                                                     16,581      125,095
    SFAS 109 regulatory asset - net                                 1,068,006    1,141,318
    Unamortized loss on reacquired debt                               198,631      191,786
    Other regulatory assets                                           637,870      528,179
Long-term receivables                                                  32,260       34,617
Other                                                                 533,732      354,889
                                                                  -----------  -----------
TOTAL                                                               2,487,080    2,375,884
                                                                  -----------  -----------

TOTAL ASSETS                                                      $22,985,087  $22,836,694
                                                                  ===========  ===========
See Notes to Financial Statements.

                      ENTERGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            December 31,
                                                                         1999         1998
                                                                          (In Thousands)
                      CURRENT LIABILITIES
Currently maturing long-term debt                                      $194,555     $255,221
Notes payable                                                           120,715      296,790
Accounts payable                                                        707,678      522,072
Customer deposits                                                       161,909      148,972
Taxes accrued                                                           445,677      284,847
Accumulated deferred income taxes                                        72,640       31,976
Nuclear refueling outage costs                                           11,216       16,991
Interest accrued                                                        129,028      185,688
Co-owner advances                                                         7,018        4,073
Obligations under capital leases                                        178,247      176,270
Other                                                                   125,749       58,909
                                                                    -----------  -----------
TOTAL                                                                 2,154,432    1,981,809
                                                                    -----------  -----------

            DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                     3,310,340    3,538,332
Accumulated deferred investment tax credits                             519,910      565,744
Obligations under capital leases                                        205,464      220,209
FERC settlement - refund obligation                                      37,337       43,159
Other regulatory liabilities                                            199,139      153,163
Decommissioning                                                         703,453      243,400
Transition to competition                                               157,034       90,623
Regulatory reserves                                                     378,307      674,310
Accumulated provisions                                                  279,425      252,321
Other                                                                   535,156      498,989
                                                                    -----------  -----------
TOTAL                                                                 6,325,565    6,280,250
                                                                    -----------  -----------

Long-term debt                                                        6,612,583    6,596,617
Preferred stock with sinking fund                                        69,650      167,523
Preference stock                                                        150,000      150,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding
  solely junior subordinated deferrable debentures                      215,000      215,000

                     SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                    338,455      338,455
Common stock, $.01 par value, authorized 500,000,000
   shares; issued 247,082,345 shares in 1999 and
   246,829,076 shares in 1998                                             2,471        2,468
Paid-in capital                                                       4,636,163    4,630,609
Retained earnings                                                     2,786,467    2,526,888
Accumulated other comprehensive loss:
   Cumulative foreign currency translation adjustment                   (68,782)     (46,739)
   Net unrealized investment losses                                      (5,023)           -
Less - treasury stock, at cost (8,045,434 shares in 1999 and
  208,907 shares in 1998)                                               231,894        6,186
                                                                    -----------  -----------
TOTAL                                                                 7,457,857    7,445,495
                                                                    -----------  -----------

Commitments and Contingencies (Notes 2, 9, 10, and 11)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $22,985,087  $22,836,694
                                                                    ===========  ===========
See Notes to Financial Statements.

                        ENTERGY CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL

                                                                         For the Years Ended December 31,
                                                                1999                     1998                    1997
                                                                                   (In Thousands)
                   RETAINED EARNINGS
Retained Earnings - Beginning of period                $2,526,888               $2,157,912              $2,341,703

     Add  - Earnings applicable to common stock           552,459    $552,459      739,069    $739,069     247,683    $247,683

     Deduct:
        Dividends declared on common stock                294,352                  369,498                 432,268
        Capital stock and other expenses                   (1,472)                     595                    (794)
                                                       ----------               ----------              ----------
              Total                                       292,880                  370,093                 431,474
                                                       ----------               ----------              ----------

Retained Earnings - End of period                      $2,786,467               $2,526,888              $2,157,912
                                                       ==========               ==========              ==========




         ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period                           ($46,739)                ($69,817)                $21,725
Foreign currency translation adjustments                  (22,043)    (22,043)      23,078      23,078     (91,542)      (91,542)
Net unrealized investment losses                           (5,023)     (5,023)           -           -           -             -
                                                         --------                 --------                --------
Balance at end of period                                 ($73,805)                ($46,739)               ($69,817)
                                                         ========    --------     ========    --------    ========      --------
Comprehensive Income                                                 $525,393                 $762,147                  $156,141
                                                                     ========                 ========                  ========




                    PAID-IN CAPITAL
Paid-in Capital - Beginning of period                  $4,630,609               $4,613,572              $4,320,591

     Add:
        Gain on reacquisition of subsidiaries'                  -                        -                     273
          preferred stock
        Common stock issuances related to stock plans       5,554                   17,037                 292,870
                                                       ----------               ----------              ----------
              Total                                         5,554                   17,037                 293,143
                                                       ----------               ----------              ----------

     Deduct:
        Capital stock discount and other expenses               -                        -                     162
                                                       ----------               ----------              ----------
              Total                                             -                        -                     162
                                                       ----------               ----------              ----------

Paid-in Capital - End of period                        $4,636,163               $4,630,609              $4,613,572
                                                       ==========               ==========              ==========


See Notes to Financial Statements.


                   ENTERGY CORPORATION AND SUBSIDIARIES

              SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                                       1999       1998 (1)     1997 (2)     1996 (3)       1995
                                        (In Thousands, Except Percentages and Per Share Amounts)
Operating revenues                 $ 8,773,228  $11,494,772  $ 9,538,926  $ 7,163,526  $ 6,273,072
Consolidated net income            $   595,026  $   785,629  $   300,899  $   490,563  $   562,534 (5)
Earnings per share
     Basic and Diluted             $      2.25  $      3.00  $      1.03  $      1.83  $      2.13 (5)
Dividends declared per share       $      1.20  $      1.50  $      1.80  $      1.80  $      1.80
Return on average common equity          7.77%       10.71%        3.71%        6.41%        8.11%
Book value per share, year-end     $     29.78  $     28.82  $     27.23  $     28.51  $     28.41
Total assets                       $22,985,087  $22,836,694  $27,000,700  $22,956,025  $22,265,930
Long-term obligations (4)          $ 7,252,697  $ 7,349,349  $10,154,330  $ 8,335,150  $ 7,484,248

(1) Includes the effects of the sale of London Electricity and CitiPower in December 1998.

(2)  Includes the effects of the London Electricity acquisition in February
     1997.

(3)  Includes the effects of the CitiPower acquisition in January 1996.

(4) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, preference stock, preferred securities of subsidiary trusts and partnership, and noncurrent capital lease obligations.

(5)  Represents income before cumulative effect of accounting changes.

                           1999         1998        1997         1996         1995
                                             (Dollars in Thousands)
Domestic Utility Electric
  Operating Revenues:
   Residential          $2,231,091    $2,299,317   $2,271,363   $2,277,647   $2,177,348
   Commercial            1,502,267     1,513,050    1,581,878    1,573,251    1,491,818
   Industrial            1,878,363     1,829,085    2,018,625    1,987,640    1,810,045
   Governmental            163,403       172,368      171,773      169,287      154,032
                        ----------    ----------   ----------   ----------   ----------
     Total retail        5,775,124     5,813,820    6,043,639    6,007,825    5,633,243
   Sales for resale        397,844       448,842      359,881      376,011      334,874
   Other (1)                98,446      (126,340)     135,311       67,104      119,901
                        ----------    ----------   ----------   ----------   ----------
     Total              $6,271,414    $6,136,322   $6,538,831   $6,450,940   $6,088,018
                        ==========    ==========   ==========   ==========   ==========
Billed Electric Energy
 Sales (GWH):
   Residential              30,631        30,935       28,286       28,303       27,704
   Commercial               23,775        23,177       21,671       21,234       20,719
   Industrial               43,549        43,453       44,649       44,340       42,260
   Governmental              2,564         2,659        2,507        2,449        2,311
                        ----------    ----------   ----------   ----------   ----------
     Total retail          100,519       100,224       97,113       96,326       92,994
   Sales for resale          9,714        11,187        9,707       10,583       10,471
                        ----------    ----------   ----------   ----------   ----------
     Total                 110,233       111,411      106,820      106,909      103,465
                        ==========    ==========   ==========   ==========   ==========


(1)1998 includes the effect of a reserve for rate refund at Entergy Gulf
   States.

                     Report of Independent Accountants



To the Board of Directors and Shareholders of Entergy Arkansas, Inc.:

In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of Entergy Arkansas, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 17, 2000

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Net income decreased in 1999 primarily due to decreased electric operating revenues and increased operation and maintenance expenses, partially offset by lower regulatory charges.

      Net income decreased in 1998 primarily due to decreased electric operating revenues which were partially offset by lower operation and maintenance expenses and lower interest charges.

Revenues and Sales

     The changes in electric operating revenues for the twelve months ended December 31, 1999 and 1998 are as follows:

                                           Increase/(Decrease)
             Description                    1999       1998
                                              (In Millions)

Base revenues                                $4.5      ($7.0)
Rate riders                                 (68.2)    (106.0)
Fuel cost recovery                           36.4      (21.8)
Sales volume/weather                          3.8       55.8
Other revenue (including unbilled)          (25.2)      11.4
Sales for resale                            (18.1)     (39.4)
                                           ------    -------
Total                                      ($66.8)   ($107.0)
                                           ======    =======

Rate riders

      Rate rider revenues have no material effect on net income because specific incurred expenses offset them.

      In 1999, rate rider revenues decreased as a result of a revised Grand Gulf rider, which includes the completion of the Grand Gulf 1 phase-in plan in November 1998, partially offset by the Grand Gulf Accelerated Recovery Tariff (GGART). The GGART is designed to allow Entergy Arkansas to pay down a portion of its Grand Gulf purchased power obligation in advance of the implementation of retail access in Arkansas. The rider and GGART became effective with the first billing cycle in January 1999. The GGART is discussed further in Note 2 to the financial statements.

      In 1998, rate rider revenues decreased primarily due to a decline in the Grand Gulf 1 cost recovery rate rider revenues. This decline reflects scheduled reductions in the phase-in plan, which was completed in November 1998, and reductions required by the settlement agreement with the APSC. This agreement is discussed in more detail in Note 2 to the financial statements.

Fuel cost recovery

     Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

      Fuel cost recovery revenues increased in 1999 due to an increase in the energy cost recovery factor, effective in April 1999, and the completion of a customer refund obligation in 1998, which lowered 1998 fuel cost recovery.

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


     In 1998, fuel cost recovery revenues decreased due to unfavorable pricing resulting from a change to a fixed fuel factor in January 1998, partially offset by an increase in generation.

Other revenue

      In 1999, other revenue decreased primarily as a result of a change in estimated unbilled revenues and, to a lesser extent, less favorable weather for the unbilled period of 1999. The changed estimate more closely aligns the fuel component of unbilled revenue with its regulatory treatment. The change in estimate is expected to affect comparisons of revenue applicable to prior period amounts through the first quarter of 2000. Comparative impacts are also affected by seasonal impacts on demand.

      In 1998, other revenue, primarily unbilled, increased as a result of significantly warmer weather as compared to 1997.

Sales for resale

     In 1999, sales for resale decreased due to the loss of certain municipal and co-op customer contracts.

     In  1998,  sales for resale decreased primarily due to a  decrease  in
sales   to  associated  companies.   The  decrease  resulted  from  reduced
generation due to outages at both ANO1 and ANO2 and restricted generation due to disruption in coal deliveries during the second quarter of 1998. This decrease was partially offset by an increase in sales revenue from non-associated companies as a result of short-term contracts with certain wholesale customers.

Expenses

Fuel and purchased power expenses

     In 1999, fuel expenses increased primarily due to:

     o higher-priced gas generation as a result of refueling outages at ANO1 and ANO2, a mid-cycle maintenance outage at ANO2, limited coal capability at White Bluff during parts of the year, and displacement of higher priced purchased power;
     o increased purchased power costs due to higher market prices in July and August 1999; and
     o an increase in the energy cost recovery rate in April 1999 and the completion of a customer refund obligation in 1998 which lowered
       1998 fuel cost recovery.

The increase in the energy cost recovery rate allows Entergy Arkansas to recover previously under-recovered fuel expenses.

      In 1998, fuel expenses decreased primarily due to the impact of the under-recovered deferred fuel cost in excess of the fixed fuel factor implemented in January 1998, billed to retail customers.

Other operation and maintenance

      Other operation and maintenance expenses increased for 1999 primarily due to increased customer service costs related to tree trimming around power lines, increased employee pension and benefits costs, and increased plant maintenance costs.

                          ENTERGY ARKANSAS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other regulatory charges

      In 1999, other regulatory charges decreased primarily as a result of lower accruals for transition costs in 1999, partially offset by the 1998 reversal of the 1997 reserve recorded for the low-level radioactive waste facility.

      In 1998, other regulatory charges increased as a result of additional accruals for the transition cost account, partially offset by a small over-recovery of Grand Gulf 1 related costs and the reversal of the 1997 reserve for previously deferred radioactive waste facility costs.

      The transition cost account is discussed in more detail in Note 2 to the financial statements.

Amortization of rate deferrals

      In 1999, amortization of rate deferrals decreased due to the November 1998 completion of the Grand Gulf 1 rate phase-in plan. These phase-ins had no material effect on net income.

     In 1998, the amortization of Grand Gulf 1 rate deferrals decreased due to a decrease in the amortization prescribed in the Grand Gulf 1 rate phase-in plan, which was completed in November 1998.

Other

Other income

      Other income decreased in 1999 due to reduced miscellaneous non-operating income, reduced other interest income, and the completion in 1998 of the amortization of Grand Gulf 1 carrying charges, which was partially offset by accruals for equity funds used during construction. Other interest income includes income from intercompany loans. The allowance for equity funds used during construction increased due to capital charges on projects in 1999.

      Other income decreased in 1998 due to reduced Grand Gulf 1 carrying charges as a result of a decline in the deferral balance, which does not impact net income.

Interest charges

      Interest charges decreased in 1999 due to the retirement of certain long-term debt and decreased borrowings for funds used during construction. These decreases were partially offset by an adjustment for interest expense on an income tax settlement from prior years.

      Interest charges decreased in 1998 due to the retirement of certain long-term debt.

Income taxes

      The effective income tax rates for 1999, 1998, and 1997 were 43.8 %, 39.1% and 31.6%, respectively.

      The effective income tax rate increased in 1999 primarily is due to accelerated tax depreciation deductions, for which deferred taxes have not been normalized, reflecting a shorter tax life on certain assets.

      The effective income tax rate increased in 1998 primarily due to the reversal of previously recorded AFUDC amounts included in depreciation.

                           ENTERGY ARKANSAS, INC.
                             INCOME STATEMENTS

                                                                For the Years Ended December 31,
                                                                1999        1998           1997
                                                                       (In Thousands)

                   OPERATING REVENUES
Domestic electric                                            $1,541,894   $1,608,698    $1,715,714
                                                             ----------   ----------    ----------
                   OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                   257,946      204,318       254,703
   Purchased power                                              455,425      419,947       419,128
   Nuclear refueling outage expenses                             29,857       32,046        27,969
   Other operation and maintenance                              389,462      358,006       360,860
Decommissioning                                                  10,670       15,583        17,306
Taxes other than income taxes                                    36,669       37,223        36,700
Depreciation and amortization                                   161,234      165,853       149,346
Other regulatory charges - net                                    5,230       45,658        29,686
Amortization of rate deferrals                                        -       75,249       153,141
                                                             ----------   ----------    ----------
TOTAL                                                         1,346,493    1,353,883     1,448,839
                                                             ----------   ----------    ----------

OPERATING INCOME                                                195,401      254,815       266,875
                                                             ----------   ----------    ----------

                      OTHER INCOME
Allowance for equity funds used during construction              12,866        5,921         3,563
Gain on sale of assets                                                -        1,777           113
Miscellaneous - net                                               3,622       12,292        18,550
                                                             ----------   ----------    ----------
TOTAL                                                            16,488       19,990        22,226
                                                             ----------   ----------    ----------

               INTEREST AND OTHER CHARGES
Interest on long-term debt                                       80,800       86,772        95,122
Other interest - net                                             11,123        4,813         3,943
Distributions on preferred securities of subsidiary               5,100        5,100         5,100
Allowance for borrowed funds used during construction            (8,459)      (4,205)       (2,261)
                                                             ----------   ----------    ----------
TOTAL                                                            88,564       92,480       101,904
                                                             ----------   ----------    ----------

INCOME BEFORE INCOME TAXES                                      123,325      182,325       187,197

Income taxes                                                     54,012       71,374        59,220
                                                             ----------   ----------    ----------

NET INCOME                                                       69,313      110,951       127,977

Preferred dividend requirements and other                        10,854       10,201        10,988
                                                             ----------   ----------    ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                    $58,459     $100,750      $116,989
                                                             ==========   ==========    ==========
See Notes to Financial Statements.


                         ENTERGY ARKANSAS, INC.
                        STATEMENTS OF CASH FLOWS

                                                                   For the Years Ended December 31,
                                                                  1999           1998         1997
                                                                            (In Thousands)
                  OPERATING ACTIVITIES
Net income                                                         $69,313      $110,951     $127,977
Noncash items included in net income:
  Amortization of rate deferrals                                         -        75,249      153,141
  Other regulatory charges - net                                     5,230        45,658       29,686
  Depreciation, amortization, and decommissioning                  171,904       181,436      166,652
  Deferred income taxes and investment tax credits                  22,421       (12,293)     (77,814)
  Allowance for equity funds used during construction              (12,866)       (5,921)      (3,563)
  Gain on sale of assets                                                 -        (1,777)        (113)
Changes in working capital:
  Receivables                                                       40,375        61,143      (14,828)
  Fuel inventory                                                    (4,633)        8,317       29,150
  Accounts payable                                                  56,985        (7,911)     (25,451)
  Taxes accrued                                                    (30,054)       (8,742)      23,133
  Interest accrued                                                  (2,908)       (3,541)       1,201
  Deferred fuel costs                                                 (429)      (57,435)      (9,289)
  Other working capital accounts                                     2,444        (6,845)        (931)
Provision for estimated losses and reserves                         (8,116)        2,032        9,594
Changes in other regulatory assets                                  45,898       (13,029)      (7,150)
Other                                                              (42,249)       41,499       33,374
                                                                  --------      --------     --------
Net cash flow provided by operating activities                     313,315       408,791      434,769
                                                                  --------      --------     --------

                  INVESTING ACTIVITIES
Construction expenditures                                         (238,009)     (190,459)    (140,913)
Allowance for equity funds used during construction                 12,866         5,921        3,563
Nuclear fuel purchases                                             (32,517)      (45,845)     (59,104)
Proceeds from sale/leaseback of nuclear fuel                        32,517        42,055       59,065
Decommissioning trust contributions and realized
    change in trust assets                                         (17,746)      (25,929)     (24,956)
                                                                  --------      --------     --------
Net cash flow used in investing activities                        (242,889)     (214,257)    (162,345)
                                                                  --------      --------     --------

                  FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                         -             -      129,564
Retirement of:
  Long-term debt                                                   (39,607)     (151,424)    (117,587)
Redemption of preferred stock                                      (22,666)       (9,000)      (9,000)
Dividends paid:
  Common stock                                                     (82,700)      (92,600)    (128,600)
  Preferred stock                                                  (11,696)      (10,407)     (11,194)
                                                                  --------      --------     --------
Net cash flow used in financing activities                        (156,669)     (263,431)    (136,817)
                                                                  --------      --------     --------

Net increase (decrease) in cash and cash equivalents               (86,243)      (68,897)     135,607

Cash and cash equivalents at beginning of period                    93,105       162,002       26,395
                                                                  --------      --------     --------

Cash and cash equivalents at end of period                          $6,862       $93,105     $162,002
                                                                  ========      ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                             $94,872       $95,050      $98,013
  Income taxes                                                     $61,273       $91,407     $111,394
 Noncash investing and financing activities:
  Change in unrealized appreciation of
   decommissioning trust assets                                    $22,980       $26,782      $22,343

See Notes to Financial Statements.


                          ENTERGY ARKANSAS, INC.
                              BALANCE SHEETS
                                   ASSETS

                                                                             December 31,
                                                                        1999          1998
                                                                            (In Thousands)
                      CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                    $6,862        $9,814
  Temporary cash investments - at cost,
    which approximates market                                                  -        83,291
                                                                      ----------    ----------
        Total cash and cash equivalents                                    6,862        93,105
                                                                      ----------    ----------
Accounts receivable:
  Customer                                                                73,357        72,234
  Allowance for doubtful accounts                                         (1,768)       (1,753)
  Associated companies                                                    27,073        50,145
  Other                                                                    5,583         4,510
  Accrued unbilled revenues                                               53,600        73,083
                                                                      ----------    ----------
    Total receivables                                                    157,845       198,219
                                                                      ----------    ----------
Deferred fuel costs                                                       41,620        41,191
Fuel inventory - at average cost                                          24,485        19,852
Materials and supplies - at average cost                                  85,612        89,033
Deferred nuclear refueling outage costs                                   28,119        17,787
Prepayments and other                                                      6,480         5,557
                                                                      ----------    ----------
TOTAL                                                                    351,023       464,744
                                                                      ----------    ----------

              OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                            11,215        11,213
Decommissioning trust funds                                              344,011       303,286
Non-utility property - at cost (less accumulated depreciation)             1,463         1,468
Other - at cost (less accumulated depreciation)                            3,033         3,602
                                                                      ----------    ----------
TOTAL                                                                    359,722       319,569
                                                                      ----------    ----------

                      UTILITY PLANT
Electric                                                               4,854,433     4,731,699
Property under capital lease                                              44,471        49,415
Construction work in progress                                            267,091       201,853
Nuclear fuel under capital lease                                          85,725        95,589
Nuclear fuel                                                               9,449             -
                                                                      ----------    ----------
TOTAL UTILITY PLANT                                                    5,261,169     5,078,556
Less - accumulated depreciation and amortization                       2,401,021     2,275,170
                                                                      ----------    ----------
UTILITY PLANT - NET                                                    2,860,148     2,803,386
                                                                      ----------    ----------

             DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                        192,344       248,275
  Unamortized loss on reacquired debt                                     48,193        51,747
  Other regulatory assets                                                106,959        96,927
Other                                                                     14,125        22,003
                                                                      ----------    ----------
TOTAL                                                                    361,621       418,952
                                                                      ----------    ----------

TOTAL ASSETS                                                          $3,932,514    $4,006,651
                                                                      ==========    ==========
See Notes to Financial Statements.

                        ENTERGY ARKANSAS, INC.
                            BALANCE SHEETS
                LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                          December 31,
                                                                       1999        1998
                                                                         (In Thousands)

                  CURRENT LIABILITIES
Currently maturing long-term debt                                        $220       $1,094
Notes payable                                                             667          667
Accounts payable:
  Associated companies                                                 81,958       47,963
  Other                                                               102,959       79,969
Customer deposits                                                      26,320       25,196
Taxes accrued                                                          38,532       68,585
Accumulated deferred income taxes                                      38,649       24,162
Interest accrued                                                       22,378       25,285
Co-owner advances                                                      15,338        4,073
Obligations under capital leases                                       55,150       64,068
Other                                                                  11,598       16,183
                                                                   ----------   ----------
TOTAL                                                                 393,769      357,245
                                                                   ----------   ----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                     713,622      756,571
Accumulated deferred investment tax credits                            94,852       98,768
Obligations under capital leases                                       75,045       80,936
Other regulatory liabilities                                           88,563       65,583
Transition to competition                                             109,933       90,623
Accumulated provisions                                                 43,288       51,404
Other                                                                  51,080       56,400
                                                                   ----------   ----------
TOTAL                                                               1,176,383    1,200,285
                                                                   ----------   ----------

Long-term debt                                                      1,130,801    1,172,285
Preferred stock with sinking fund                                           -       22,027
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                     60,000       60,000

                  SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                  116,350      116,350
Common stock, $0.01 par value, authorized 325,000,000
  shares; issued and outstanding 46,980,196 shares in 1999
  and 1998                                                                470          470
Paid-in capital                                                       591,127      590,134
Retained earnings                                                     463,614      487,855
                                                                   ----------   ----------
TOTAL                                                               1,171,561    1,194,809
                                                                   ----------   ----------

Commitments and Contingencies (Notes 2, 9, and 10)

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $3,932,514   $4,006,651
                                                                   ==========   ==========
See Notes to Financial Statements.


                         ENTERGY ARKANSAS, INC.
                     STATEMENTS OF RETAINED EARNINGS

                                             For the Years Ended December 31,
                                             1999        1998          1997
                                                    (In Thousands)
Retained Earnings, January 1                $487,855    $479,705     $491,316

  Add:
    Net income                                69,313     110,951      127,977

  Deduct:
    Dividends declared:
      Preferred stock                          9,223      10,201       10,988
      Common stock                            82,700      92,600      128,600
    Capital stock expenses and other           1,631           -            -
                                            --------    --------     --------
        Total                                 93,554     102,801      139,588
                                            --------    --------     --------
Retained Earnings, December 31 (Note 8)     $463,614    $487,855     $479,705
                                            ========    ========     ========

See Notes to Financial Statements.


                          ENTERGY ARKANSAS, INC.

              SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                              1999        1998        1997        1996        1995
                                         (In Thousands)
Operating revenues         $1,541,894  $1,608,698  $1,715,714  $1,743,433  $1,648,233
Net income                 $   69,313  $  110,951  $  127,977  $  157,798  $  136,665 (2)
Total assets               $3,932,514  $4,006,651  $4,106,877  $4,153,817  $4,204,415
Long-term obligations (1)  $1,265,846  $1,335,248  $1,419,728  $1,439,355  $1,423,804

(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, preferred securities of subsidiary trust, and noncurrent capital lease obligations.

(2) Represents income before cumulative effect of accounting changes.


                                   1999        1998        1997        1996        1995
                                                   (Dollars In Thousands)
Electric Operating Revenues:
   Residential                    $533,245    $562,325     $551,821    $546,100    $542,862
   Commercial                      288,677     288,816      332,715     323,328     318,475
   Industrial                      335,824     330,016      372,083     364,943     362,854
   Governmental                     14,606      14,640       18,200      16,989      17,084
                                ----------  ----------   ----------  ----------  ----------
     Total retail                1,172,352   1,195,797    1,274,819   1,251,360   1,241,275
   Sales for resale:
     Associated companies          178,150     149,603      213,845     248,211     178,885
     Non-associated companies      193,449     240,090      215,249     207,887     195,844
   Other                            (2,057)     23,208       11,801      35,975      32,229
                                ----------  ----------   ----------  ----------  ----------
     Total                      $1,541,894  $1,608,698   $1,715,714  $1,743,433  $1,648,233
                                ==========  ==========   ==========  ==========  ==========
Billed Electric Energy
 Sales (GWH):
   Residential                       6,493       6,613        5,988       6,023       5,868
   Commercial                        4,880       4,773        4,445       4,390       4,267
   Industrial                        7,054       6,837        6,647       6,487       6,314
   Governmental                        237         233          239         234         243
                                ----------  ----------   ----------  ----------  ----------
     Total retail                   18,664      18,456       17,319      17,134      16,692
   Sales for resale:
     Associated companies            7,592       6,500        9,557      10,471       8,386
     Non-associated companies        4,868       5,948        6,828       6,720       5,066
                                ----------  ----------   ----------  ----------  ----------
     Total                          31,124      30,904       33,704      34,325      30,144
                                ==========  ==========   ==========  ==========  ==========


                     Report of Independent Accountants



To the Board of Directors and Shareholders of Entergy Gulf States, Inc.:

In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of Entergy Gulf States, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 17, 2000

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Net income increased in 1999 primarily due to increased unbilled revenues, decreased provisions for rate refunds in 1999, decreased depreciation and amortization expenses, and decreased interest expense, partially offset by increased operation and maintenance expenses.

      Net income in 1998 would have increased approximately 19% compared to 1997, excluding the following net-of-tax items: rate reserves of $129.0 million recorded in 1998; rate reserves of $227.0 million recorded in 1997; the write-off of radioactive waste facilities of $7.4 million recorded in 1997; and the 1997 recording of $146.6 million to income relating to the settlement of litigation with Cajun. The increase in 1998, excluding these items, was due to decreased operating expenses, partially offset by increased income taxes.

Revenues and Sales

Electric operating revenues

     The changes in electric operating revenues for the twelve months ended December 31, 1999 and 1998 are as follows:

                                        Increase/(Decrease)
            Description                   1999       1998
                                          (In Millions)

Base revenues                            $146.4   ($228.3)
Fuel cost recovery                        104.9       1.6
Sales volume/weather                        1.0      61.2
Other revenue (including unbilled)         31.3    (171.5)
Sales for resale                           21.2      53.1
                                         ------   -------
Total                                    $304.8   ($283.9)
                                         ======   =======

Base revenues

     In 1999, base revenues increased due to:

     o a $93.6 million reversal in June 1999 of regulatory reserves associated with the accelerated amortization of accounting order deferrals in conjunction with the settlement agreement in Entergy Gulf States' Texas November 1996 and 1998 rate filings. The settlement agreement was approved by the PUCT in June 1999. The net income effect of this reversal is largely offset by the amortization of rate deferrals discussed below; and
     o a reduction in the amount of reserves recorded in 1999 compared to 1998 for the anticipated effects of rate proceedings in Texas.

     Partially offsetting these increases were:

     o annual base rate reductions of $87 million and $18 million that were implemented for Louisiana retail customers in February and August 1998, respectively;
     o annual base rate reductions of $69 million and $4.2 million that were implemented for Texas retail customers in December 1998 and March 1999, respectively; and
     o reserves recorded in the Louisiana jurisdiction in 1999 for the estimated outcomes of annual earnings reviews.

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

      In 1998, base revenues decreased due to base rate reductions and reserves for refunds to Louisiana and Texas retail customers totaling $216.5 million ($129.0 million net of tax).

     The LPSC and PUCT rate issues are discussed in Note 2 to the financial statements.

Fuel cost recovery

     Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

      In 1999, fuel cost recovery revenues increased due to a higher fuel factor in 1999 and a fuel surcharge implemented in February 1999 in the Texas jurisdiction. This increase was partially offset by reduced fuel recovery in the Louisiana jurisdiction primarily due to lower fuel and purchased power costs in 1999.

Sales volume

      In 1998, sales volume increased due to significantly warmer weather and an increase in customer base.

Other revenue

      In 1999, other revenue increased primarily due to a change in estimated unbilled revenues. The estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment. This change is expected to affect comparisons of revenue to applicable prior period amounts through the first quarter of 2000. Comparative impacts are also affected by seasonal variations in demand.

      In 1998, other revenue decreased primarily due to the revenue recognized on the gain on the settlement of litigation with Cajun in December 1997 for the transfer of Cajun's 30% of River Bend, the effect of which was partially offset by regulatory reserves recorded in 1997. Other revenue also decreased due to unfavorable pricing of unbilled revenues due to rate reductions.

Sales for resale

      In 1999, sales for resale increased primarily due to increased sales to associated companies due to higher market prices and outages at affiliate plants in 1999.

      In 1998, sales for resale increased primarily due to additional revenues related to the sale of energy from the 30% interest in River Bend transferred by the Cajun bankruptcy trustee to Entergy Gulf States in December 1997. Sales for resale also increased due to increased sales to non-associated utilities as a result of increased demand.

Gas and steam operating revenues

      In 1999, gas operating revenues decreased primarily due to lower prices of gas purchased for resale as well as decreased usage as a result of warmer winter weather, particularly in the residential and commercial sectors.

      Steam operating revenues decreased in 1999 due to a new lease arrangement for the Louisiana Station 1 generating facility that began in June 1999. Under the terms of this new lease, revenues are now classified as other income rather than steam operating revenues.

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

It is expected that less revenue will be realized under the new lease arrangement compared to the previous arrangement with the steam customer.

      In 1998, gas operating revenues decreased due to a lower unit price for gas purchased for resale.

Expenses

Fuel and purchased power

     In 1999, fuel and purchased power expenses increased due to:

     o increased gas expenses resulting from a shift to gas generation during the first six months of 1999 because of the reduced availability of Nelson 6 and an extended refueling outage at River Bend;
     o increased purchased power expenses due to higher market prices; and
     o a higher fuel factor and fuel surcharge in the Texas jurisdiction in 1999.

     In 1998, fuel and purchased power expenses decreased primarily due to favorable gas and nuclear fuel prices and a shift in the generation mix as a result of these prices. Continued under-recovery of deferred expenses also contributed to the decrease in fuel expenses.

Other operation and maintenance expenses

      In 1999, other operation and maintenance expenses increased due to increased employee benefit expense, casualty reserve accruals, and customer service expenses, such as tree trimming.

     In 1998, other operation and maintenance expenses increased as a result of the settlement of litigation with Cajun in December 1997, pursuant to which the 30% interest in River Bend owned by Cajun was transferred by the Cajun bankruptcy trustee to Entergy Gulf States. Entergy Gulf States now includes 100% of River Bend's operation and maintenance expenses in its operating expenses, as compared to 70% of such expenses for the year ended December 31, 1997.

Depreciation and amortization

     In 1999, depreciation and amortization decreased due to:

     o lower depreciation as a result of the write-down of the River Bend abeyed plant as required by the Texas rate settlement;
     o reduced amortization of the River Bend Unit 2 cancellation loss as a result of the completion of amortization for the Louisiana portion of the loss and the reduction in amortization of the Texas portion in accordance with a PUCT rate order; and
     o lower depreciation due to a review of plant in-service dates for consistency with regulatory treatment.

Other regulatory credits

     In 1999, other regulatory credits increased due to:

     o change in the amortization period for deferred River Bend finance charges for the Texas retail jurisdiction in accordance with the Texas settlement agreement; and

                         ENTERGY GULF STATES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

     o deferral of Year 2000 costs in accordance with an LPSC order. These costs are to be amortized over a five-year period.

Amortization of rate deferrals

      In 1999, the amortization of rate deferrals increased due to the reduction of accounting order deferrals in accordance with the June 1999 Texas settlement agreement. This settlement substantially reduced the unamortized balance of rate deferrals, while decreasing the amortization period for the remaining deferrals from a ten-year period to a three-year period.

     In 1998, the amortization of rate deferrals decreased due to the completion in February of the Louisiana retail rate phase-in plan for River Bend.

Other

Other income

      In 1998, other income increased primarily due to the 1997 reserve for regulatory adjustments of $311 million ($185.4 million net of tax). This increase was partially offset by interest income of $19.6 million ($11.6 million net of tax) related to the settlement of litigation with Cajun recorded in December 1997.

Interest charges

      In 1999, interest charges decreased as a result of the retirement, redemption, and refinancing of certain long-term debt in 1998 and 1999, as well as lower accruals of interest on certain Louisiana fuel and earnings reviews in 1998.

      Interest charges remained relatively unchanged in 1998. Total interest expense decreased as a result of the retirement, redemption, and refinancing of certain long-term debt in 1997 and 1998. This decrease was offset by an increase in other interest due to the interest component of the provisions recorded for anticipated rate refunds in Louisiana.

Income taxes

      The effective income tax rates for 1999, 1998, and 1997 are 37.6%, 40.6%, and 27.2%, respectively.

      The decrease in the effective income tax rate in 1999 is due to accelerated tax depreciation deductions, for which deferred taxes have not been normalized, reflecting a shorter tax life on certain assets.

      The increase in the effective income tax rate in 1998 is due to a decrease in the flow-through of tax benefits related to operating reserves and the increased reversal of previously recorded AFUDC amounts included in depreciation.

                                ENTERGY GULF STATES, INC.
                                    INCOME STATEMENTS

                                                             For the Years Ended December 31,
                                                             1999        1998       1997
                                                                    (In Thousands)
                  OPERATING REVENUES
Domestic electric                                         $2,082,358  $1,777,584  $2,061,511
Natural gas                                                   28,998      33,058      42,654
Steam products                                                15,852      43,167      43,664
                                                          ----------  ----------  ----------
TOTAL                                                      2,127,208   1,853,809   2,147,829
                                                          ----------  ----------  ----------

                  OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                634,726     538,388     560,104
   Purchased power                                           365,245     317,684     327,037
   Nuclear refueling outage expenses                          16,307      14,293      10,829
   Other operation and maintenance                           419,713     411,372     316,253
Decommissioning                                                7,588       3,437       8,855
Taxes other than income taxes                                111,872     120,782     109,572
Depreciation and amortization                                185,254     195,935     205,789
Other regulatory credits - net                               (24,092)     (5,485)    (26,611)
Amortization of rate deferrals                                89,597      21,749     105,455
                                                          ----------  ----------  ----------
TOTAL                                                      1,806,210   1,618,155   1,617,283
                                                          ----------  ----------  ----------

OPERATING INCOME                                             320,998     235,654     530,546
                                                          ----------  ----------  ----------

               OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction            6,306       2,143       2,211
Gain on sale of assets                                         2,046       1,816           -
Miscellaneous - net                                           18,073      14,903    (272,135)
                                                          ----------  ----------  ----------
TOTAL                                                         26,425      18,862    (269,924)
                                                          ----------  ----------  ----------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                   138,602     149,767     163,146
Other interest - net                                           6,994      21,016      10,026
Distributions on preferred securities of subsidiary            7,438       7,437       6,901
Allowance for borrowed funds used during construction         (5,776)     (1,870)     (1,829)
                                                          ----------  ----------  ----------
TOTAL                                                        147,258     176,350     178,244
                                                          ----------  ----------  ----------

INCOME BEFORE INCOME TAXES                                   200,165      78,166      82,378

Income taxes                                                  75,165      31,773      22,402
                                                          ----------  ----------  ----------

NET INCOME                                                   125,000      46,393      59,976

Preferred dividend requirements and other                     17,423      19,011      23,865
                                                          ----------  ----------  ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                $107,577     $27,382     $36,111
                                                          ==========  ==========  ==========
See Notes to Financial Statements.

                         ENTERGY GULF STATES, INC.
                          STATEMENTS OF CASH FLOWS

                                                                  For the Years Ended December 31,
                                                                  1999          1998         1997
                                                                            (In Thousands)
                  OPERATING ACTIVITIES
Net income                                                        $125,000      $46,393      $59,976
Noncash items included in net income:
  Gain on Cajun Settlement                                               -            -     (246,022)
  Amortization of rate deferrals                                    89,597       21,749      105,455
  Reserve for regulatory adjustments                               (97,953)     130,603      381,285
  Other regulatory credits - net                                   (24,092)      (5,485)     (26,611)
  Depreciation, amortization, and decommissioning                  192,842      199,372      214,644
  Deferred income taxes and investment tax credits                  (1,495)     (29,174)     (52,486)
  Allowance for equity funds used during construction               (6,306)      (2,143)      (2,211)
  Gain on sale of assets                                            (2,046)      (1,816)      (1,399)
Changes in working capital:
  Receivables                                                        9,791       65,527      (11,834)
  Fuel inventory                                                    (8,070)       7,426        7,382
  Accounts payable                                                  42,370       (6,135)      16,999
  Taxes accrued                                                     46,018        7,462       12,171
  Interest accrued                                                 (14,061)      (2,523)      (4,497)
  Deferred fuel costs                                               (1,561)      12,861      (46,254)
  Other working capital accounts                                   (10,954)      11,006      (11,765)
Provision for estimated losses and reserves                          8,496       (4,207)      (5,852)
Changes in other regulatory assets                                 (59,242)      (3,226)      44,883
Proceeds from settlement of Cajun litigation                             -            -      102,299
Other                                                               56,817          458      (52,454)
                                                                 ---------    ---------    ---------
Net cash flow provided by operating activities                     345,151      448,148      483,709
                                                                 ---------    ---------    ---------

                  INVESTING ACTIVITIES
Construction expenditures                                         (199,076)    (136,960)    (132,566)
Allowance for equity funds used during construction                  6,306        2,143        2,211
Nuclear fuel purchases                                             (53,293)      (1,977)     (25,522)
Proceeds from sale/leaseback of nuclear fuel                        53,293       15,932       25,522
Decommissioning trust contributions and realized
    change in trust assets                                         (10,853)     (11,899)      (9,540)
                                                                 ---------    ---------    ---------
Net cash flow used in investing activities                        (203,623)    (132,761)    (139,895)
                                                                 ---------    ---------    ---------

                  FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                   122,906       21,600            -
  Preferred securities of subsidiary trust                               -            -       82,323
Retirement of:
  Long-term debt                                                  (197,960)    (212,090)    (183,105)
Redemption of preferred stock                                      (25,931)      (8,481)     (93,367)
Dividends paid:
  Common stock                                                    (107,000)    (109,400)     (77,200)
  Preferred stock                                                  (16,967)     (19,055)     (21,862)
                                                                 ---------    ---------    ---------
Net cash flow used in financing activities                        (224,952)    (327,426)    (293,211)
                                                                 ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents               (83,424)     (12,039)      50,603

Cash and cash equivalents at beginning of period                   115,736      127,775       77,172
                                                                 ---------    ---------    ---------

Cash and cash equivalents at end of period                         $32,312     $115,736     $127,775
                                                                 =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                            $161,326     $173,599     $171,874
  Income taxes                                                     $28,410      $46,620      $50,477
 Noncash investing and financing activities:
  Change in unrealized appreciation of
   decommissioning trust assets                                    $14,054      $10,410       $3,939
Net assets acquired from Cajun settlement                                -            -     $319,056

See Notes to Financial Statements.

                         ENTERGY GULF STATES, INC.
                             BALANCE SHEETS
                                 ASSETS

                                                                    December 31,
                                                                1999           1998
                                                                  (In Thousands)
                    CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                            $8,607       $11,629
  Temporary cash investments - at cost,
    which approximates market                                     23,705       104,107
                                                              ----------    ----------
        Total cash and cash equivalents                           32,312       115,736
                                                              ----------    ----------
Accounts receivable:
  Customer                                                        73,215        78,961
  Allowance for doubtful accounts                                 (1,828)       (1,735)
  Associated companies                                             1,706        23,250
  Other                                                           15,030        28,265
  Accrued unbilled revenues                                       90,396        59,569
                                                              ----------    ----------
    Total receivables                                            178,519       188,310
                                                              ----------    ----------
Deferred fuel costs                                              134,458       132,896
Fuel inventory - at average cost                                  38,271        30,201
Materials and supplies - at average cost                         112,585       108,346
Rate deferrals                                                     5,606         9,077
Prepayments and other                                             21,750        20,495
                                                              ----------    ----------
TOTAL                                                            523,501       605,061
                                                              ----------    ----------

            OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                      234,677       209,770
Non-utility property - at cost (less accumulated depreciation)   187,759       165,272
Other - at cost (less accumulated depreciation)                   13,681        12,426
                                                              ----------    ----------
TOTAL                                                            436,117       387,468
                                                              ----------    ----------

                     UTILITY PLANT
Electric                                                       7,365,407     7,250,789
Property under capital lease                                      46,210        54,427
Natural gas                                                       52,473        51,053
Steam products                                                         -        80,537
Construction work in progress                                    145,492       105,121
Nuclear fuel under capital lease                                  70,801        46,572
                                                              ----------    ----------
TOTAL UTILITY PLANT                                            7,680,383     7,588,499
Less - accumulated depreciation and amortization               3,534,473     3,141,518
                                                              ----------    ----------
UTILITY PLANT - NET                                            4,145,910     4,446,981
                                                              ----------    ----------

           DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Rate deferrals                                                   5,606        89,333
  SFAS 109 regulatory asset - net                                385,405       376,406
  Unamortized loss on reacquired debt                             40,576        42,879
  Other regulatory assets                                        140,157        89,914
Long-term receivables                                             32,260        34,617
Other                                                             23,490       221,085
                                                              ----------    ----------
TOTAL                                                            627,494       854,234
                                                              ----------    ----------

TOTAL ASSETS                                                  $5,733,022    $6,293,744
                                                              ==========    ==========
See Notes to Financial Statements.


                             ENTERGY GULF STATES, INC.
                                  BALANCE SHEETS
                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      December 31,
                                                                   1999        1998
                                                                    (In Thousands)
                 CURRENT LIABILITIES
Currently maturing long-term debt                                       $-      $71,515
Accounts payable:
  Associated companies                                              79,962       60,932
  Other                                                            114,444       91,102
Customer deposits                                                   33,360       31,462
Taxes accrued                                                      101,798       55,780
Accumulated deferred income taxes                                   27,960       21,260
Nuclear refueling outage costs                                      11,216       16,991
Interest accrued                                                    28,570       42,631
Obligations under capital leases                                    51,973       34,343
Other                                                               14,557       16,325
                                                                ----------   ----------
TOTAL                                                              463,840      442,341
                                                                ----------   ----------

       DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                1,098,882    1,081,598
Accumulated deferred investment tax credits                        178,500      193,509
Obligations under capital leases                                    65,038       66,656
Other regulatory liabilities                                        20,089       30,287
Decommissioning                                                    139,194      136,035
Transition to competition                                           47,101            -
Regulatory reserves                                                110,536      515,023
Accumulated provisions                                              69,395       60,899
Other                                                              117,804      319,962
                                                                ----------   ----------
TOTAL                                                            1,846,539    2,403,969
                                                                ----------   ----------

Long-term debt                                                   1,631,581    1,631,658
Preferred stock with sinking fund                                   34,650       60,497
Preference stock                                                   150,000      150,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                  85,000       85,000

                SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                51,444       51,444
Common stock, no par value, authorized 200,000,000
  shares; issued and outstanding 100 shares in 1999 and 1998       114,055      114,055
Paid-in capital                                                  1,153,131    1,152,575
Retained earnings                                                  202,782      202,205
                                                                ----------   ----------
TOTAL                                                            1,521,412    1,520,279
                                                                ----------   ----------

Commitments and Contingencies (Notes 2, 9, and 10)

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $5,733,022   $6,293,744
                                                                ==========   ==========
See Notes to Financial Statements.


                        ENTERGY GULF STATES, INC.
                     STATEMENTS OF RETAINED EARNINGS

                                                For the Years Ended December 31,
                                                  1999       1998         1997
                                                        (In Thousands)
Retained Earnings, January 1                    $202,205   $284,165     $325,312

  Add:
    Net income                                   125,000     46,393       59,976

  Deduct:
    Dividends declared:
     Preferred and preference stock               16,784     19,011       21,862
     Common stock                                107,000    109,400       77,200
    Preferred and preference stock
      redemption and other                           639        (58)       2,061
                                                --------   --------     --------
        Total                                    124,423    128,353      101,123
                                                --------   --------     --------

Retained Earnings, December 31 (Note 8)         $202,782   $202,205     $284,165
                                                ========   ========     ========
See Notes to Financial Statements.

                ENTERGY GULF STATES, INC. AND SUBSIDIARIES

              SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON

                              1999        1998        1997        1996         1995
                                                 (In Thousands)
Operating revenues         $2,127,208  $1,853,809  $2,147,829  $2,019,181   $1,861,974
Net income (loss)          $  125,000  $   46,393  $   59,976  $   (3,887)  $  122,919
Total assets               $5,733,022  $6,293,744  $6,488,637  $6,421,179   $6,861,058
Long-term obligations (1)  $1,966,269  $1,993,811  $2,098,752  $2,226,329   $2,521,203

(1) Includes long-term debt (excluding currently maturing debt), preferred and preference stock with sinking fund, preferred securities of subsidiary trust, and noncurrent capital lease obligations.

                                  1999          1998         1997         1996         1995
                                                     (Dollars In Thousands)
Electric Operating Revenues:
   Residential                    $607,875     $605,759     $624,862     $612,398      $573,566
   Commercial                      430,291      422,944      452,724      444,133       412,601
   Industrial                      718,779      704,393      740,418      685,178       604,688
   Governmental                     28,475       35,930       33,774       31,023        25,042
                                ----------   ----------   ----------   ----------    ----------
     Total retail                1,785,420    1,769,026    1,851,778    1,772,732     1,615,897
   Sales for resale:
     Associated companies           38,416       14,172       14,260       20,783        62,431
     Non-associated companies      109,132      112,182       59,015       76,173        67,103
   Other (1)                       149,390     (117,796)     136,458       56,300        43,533
                                ----------   ----------   ----------   ----------    ----------
     Total                      $2,082,358   $1,777,584   $2,061,511   $1,925,988    $1,788,964
                                ==========   ==========   ==========   ==========    ==========
Billed Electric Energy
 Sales (GWH):
   Residential                       8,929        8,903        8,178        8,035         7,699
   Commercial                        7,310        6,975        6,575        6,417         6,219
   Industrial                       17,684       18,158       18,038       16,661        15,393
   Governmental                        425          560          481          438           311
                                ----------   ----------   ----------   ----------    ----------
     Total retail                   34,348       34,596       33,272       31,551        29,622
   Sales for resale:
     Associated companies              677          380          414          656         2,935
     Non-associated companies        3,408        3,701        1,503        2,148         2,212
                                ----------   ----------   ----------   ----------    ----------
     Total Electric Department      38,433       38,677       35,189       34,355        34,769
                                ==========   ==========   ==========   ==========    ==========



(1) 1998 includes the effects of an Entergy Gulf States reserve for rate refund.

                     Report of Independent Accountants



To the Board of Directors and Shareholders of Entergy Louisiana, Inc.:

In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of Entergy Louisiana, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 17, 2000

                          ENTERGY LOUISIANA, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Net Income

      Net income increased in 1999 primarily due to increases in unbilled revenue and other regulatory credits, and decreases in nuclear refueling outage expenses and interest charges, partially offset by increased provisions for rate refunds.

      Net income increased in 1998 primarily due to a decrease in operating expenses, partially offset by a decrease in electric operating revenues and higher income taxes.

Revenues and Sales

     The changes in electric operating revenues for the twelve months ended December 31, 1999 and 1998 are as follows:

                                       Increase/(Decrease)
             Description                 1999      1998
                                          (In Millions)

Base revenues                            ($48.7)   ($35.0)
Fuel cost recovery                         63.6     (95.4)
Sales volume/weather                       (5.3)     30.8
Other revenue (including unbilled)         74.5      (3.2)
Sales for resale                           11.6      10.4
                                          -----    ------
Total                                     $95.7    ($92.4)
                                          =====    ======
Base revenues

      In 1999, base revenues decreased primarily due to accruals for potential rate refunds.

     In 1998, base revenues decreased due to base rate reductions that became effective in early 1998.

Fuel cost recovery revenues

     Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

     In 1999, fuel cost recovery revenues increased due to a shift from lower priced nuclear fuel to higher priced gas and purchased power due to nuclear outages at Waterford 3 in 1999.

     In 1998, fuel cost recovery revenues decreased due to lower pricing resulting from a change in generation mix.

                         ENTERGY LOUISIANA, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Sales volume/weather

     In 1999, sales volume decreased primarily due to less favorable weather, partially offset by increased usage by residential and industrial customers.

     In 1998, sales volume increased primarily due to significantly warmer weather. The increase in sales volume was partially offset by the loss of a large industrial customer as well as substantially lower sales to two other large industrial customers.

Other revenue

     In 1999, other revenue increased primarily due to a change in estimated unbilled revenues. The changed estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment. The change in estimate is expected to affect comparisons to applicable prior period amounts through the first quarter of 2000. Comparative impacts are also affected by seasonal variations in demand.

Sales for resale

     In 1999, sales for resale increased as a result of increased sales to affiliates due to outages at affiliate plants, in addition to favorable unit prices.

     In 1998, sales for resale increased as a result of an increase in sales to associated companies, primarily due to changes in generation requirements and availability among the domestic utility companies.

Expenses

Fuel and purchased power expenses

     In 1999, fuel and purchased power expenses increased due to:

     o higher gas prices;
     o higher purchased power market prices; and
     o a shift in generation from lower priced nuclear fuel to higher priced gas as a result of refueling and other outages at Waterford 3.

     In 1998, fuel and purchased power expenses decreased due to:

     o lower gas prices;
     o a shift in mix to nuclear fuel; and
     o shifting generation requirements in 1997 as a result of the extended refueling outage at Waterford 3.

Other operation and maintenance expenses

      Other operation and maintenance expenses decreased in 1998 primarily due to:

     o non-refueling outage related contract work at Waterford 3 during 1997;
     o maintenance performed at Waterford 3 in 1997;
     o the write-off of previously deferred radioactive waste facility costs in 1997; and
     o expenses related to fire damage sustained at the Little Gypsy fossil plant in September 1997.

                          ENTERGY LOUISIANA, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Nuclear refueling outage expenses

      In 1999, nuclear refueling outage expenses decreased as a result of the amortization of higher outage expenses in 1998 due to the extended nuclear refueling outage in 1997.

Other regulatory credits

      In 1999, other regulatory credits increased due to the deferral of Year 2000 costs incurred as required by the LPSC. The deferred costs will be recovered over a five-year period.

Other

Interest charges

      In 1999, interest on long-term debt decreased primarily due to the redemption and refinancing of certain long-term debt in 1999.

Income taxes

      The effective income tax rates for 1999, 1998, and 1997 were 38.9%, 37.8%, and 41.1%, respectively.

      The effective income tax rate decreased in 1998 primarily due to accelerated tax depreciation deductions, for which deferred taxes have not been normalized, reflecting a shorter tax life on certain assets.

                                ENTERGY LOUISIANA, INC.
                                   INCOME STATEMENTS

                                                  For the Years Ended December 31,
                                                    1999        1998         1997
                                                           (In Thousands)
             OPERATING REVENUES
Domestic electric                                $1,806,594  $1,710,908   $1,803,272
                                                 ----------  ----------   ----------
             OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                       421,763     383,413      429,823
   Purchased power                                  418,878     372,763      413,532
   Nuclear refueling outage expenses                 15,756      21,740       18,634
   Other operation and maintenance                  289,348     289,522      318,856
Decommissioning                                       8,786       8,786        8,786
Taxes other than income taxes                        75,447      70,621       71,558
Depreciation and amortization                       161,754     162,937      163,249
Other regulatory charges (credits) - net             (5,280)     (1,755)       5,505
Amortization of rate deferrals                            -           -        5,749
                                                 ----------  ----------   ----------
TOTAL                                             1,386,452   1,308,027    1,435,692
                                                 ----------  ----------   ----------

OPERATING INCOME                                    420,142     402,881      367,580
                                                 ----------  ----------   ----------

         OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction   4,925       1,887        1,149
Gain on sale of assets                                    -       2,340            -
Miscellaneous - net                                   2,206       2,644         (517)
                                                 ----------  ----------   ----------
TOTAL                                                 7,131       6,871          632
                                                 ----------  ----------   ----------

         INTEREST AND OTHER CHARGES
Interest on long-term debt                          103,937     109,463      116,715
Other interest - net                                  7,010       7,127        5,885
Distributions on preferred securities of              6,300       6,300        6,300
  subsidiary
Allowance for borrowed funds used during construction(4,112)     (1,729)      (1,410)
                                                 ----------  ----------   ----------
TOTAL                                               113,135     121,161      127,490
                                                 ----------  ----------   ----------

INCOME BEFORE INCOME TAXES                          314,138     288,591      240,722

Income taxes                                        122,368     109,104       98,965
                                                 ----------  ----------   ----------

NET INCOME                                          191,770     179,487      141,757

Preferred dividend requirements and other             9,955      13,014       13,355
                                                 ----------  ----------   ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                       $181,815    $166,473     $128,402
                                                 ==========  ==========   ==========
See Notes to Financial Statements.

                           ENTERGY LOUISIANA, INC.
                          STATEMENTS OF CASH FLOWS

                                                                  For the Years Ended December 31,
                                                                 1999          1998        1997
                                                                          (In Thousands)
                 OPERATING ACTIVITIES
Net income                                                       $191,770     $179,487    $141,757
Noncash items included in net income:
  Amortization of rate deferrals                                        -            -       5,749
  Other regulatory charges (credits) - net                         (5,280)      (1,754)      5,505
  Depreciation, amortization, and decommissioning                 170,540      171,723     172,035
  Deferred income taxes and investment tax credits                (15,487)      26,910     (15,456)
  Allowance for equity funds used during construction              (4,925)      (1,887)     (1,149)
  Gain on sale of assets                                                -       (2,340)          -
Changes in working capital:
  Receivables                                                     (41,565)      (7,972)     (3,385)
  Accounts payable                                                 95,120       (5,878)    (21,926)
  Taxes accrued                                                     7,659       (7,040)     17,853
  Interest accrued                                                (33,066)      18,731     (14,678)
  Deferred fuel costs                                              (9,959)       4,530      21,615
  Other working capital accounts                                   56,714       16,983      (2,286)
Provision for estimated losses and reserves                         5,442        6,410       3,986
Changes in other regulatory assets                                 38,577      (11,443)     17,932
Other                                                             (45,146)     (44,099)    (12,130)
                                                                 --------     --------    --------
Net cash flow provided by operating activities                    410,394      342,361     315,422
                                                                 --------     --------    --------

                 INVESTING ACTIVITIES
Construction expenditures                                        (130,933)    (105,306)    (84,767)
Allowance for equity funds used during construction                 4,925        1,887       1,149
Nuclear fuel purchases                                            (11,308)     (38,141)    (43,332)
Proceeds from sale/leaseback of nuclear fuel                       11,308       39,701      43,332
Decommissioning trust contributions and realized
    change in trust assets                                        (13,678)     (11,648)    (11,191)
                                                                 --------     --------    --------
Net cash flow used in investing activities                       (139,686)    (113,507)    (94,809)
                                                                 --------     --------    --------

                 FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                  298,092      112,556           -
Retirement of:
  Long-term debt                                                 (386,707)    (150,786)    (34,288)
Redemption of preferred stock                                     (50,000)           -      (7,500)
Dividends paid:
  Common stock                                                   (197,000)    (138,500)   (145,400)
  Preferred stock                                                 (10,389)     (13,014)    (13,251)
                                                                 --------     --------    --------
Net cash flow used in financing activities                       (346,004)    (189,744)   (200,439)
                                                                 --------     --------    --------

Net increase (decrease) in cash and cash equivalents              (75,296)      39,110      20,174

Cash and cash equivalents at beginning of period                   83,030       43,920      23,746
                                                                 --------     --------    --------

Cash and cash equivalents at end of period                         $7,734      $83,030     $43,920
                                                                 ========     ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                           $144,731      $98,801    $138,530
  Income taxes                                                   $132,924      $86,830     $68,323
 Noncash investing and financing activities:
  Change in unrealized appreciation of
   decommissioning trust assets                                    $4,585       $5,928      $3,432

See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.
                            BALANCE SHEETS
                                ASSETS

                                                                    December 31,
                                                                 1999          1998
                                                                  (In Thousands)
                     CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                             $7,734      $10,187
  Temporary cash investments - at cost,
    which approximates market                                           -       72,843
                                                               ----------   ----------
        Total cash and cash equivalents                             7,734       83,030
                                                               ----------   ----------
Accounts receivable:
  Customer                                                         79,335       65,262
  Allowance for doubtful accounts                                  (1,615)      (1,164)
  Associated companies                                             14,601       33,775
  Other                                                            10,762       19,305
  Accrued unbilled revenues                                       106,200       50,540
                                                               ----------   ----------
    Total receivables                                             209,283      167,718
                                                               ----------   ----------
Deferred fuel costs                                                 2,161            -
Accumulated deferred income taxes                                  12,520       13,332
Materials and supplies - at average cost                           84,027       82,220
Deferred nuclear refueling outage costs                            11,336        6,498
Prepayments and other                                               6,014       11,565
                                                               ----------   ----------
TOTAL                                                             333,075      364,363
                                                               ----------   ----------

             OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                     14,230       14,230
Decommissioning trust funds                                       100,943       82,681
Non-utility property - at cost (less accumulated depreciation)     21,433       21,459
                                                               ----------   ----------
TOTAL                                                             136,606      118,370
                                                               ----------   ----------

                     UTILITY PLANT
Electric                                                        5,178,808    5,095,278
Property under capital lease                                      236,271      234,339
Construction work in progress                                     108,106       85,565
Nuclear fuel under capital lease                                   51,930       75,814
                                                               ----------   ----------
TOTAL UTILITY PLANT                                             5,575,115    5,490,996
Less - accumulated depreciation and amortization                2,294,394    2,158,800
                                                               ----------   ----------
UTILITY PLANT - NET                                             3,280,721    3,332,196
                                                               ----------   ----------

            DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                 230,899      270,068
  Unamortized loss on reacquired debt                              35,856       30,629
  Other regulatory assets                                          50,191       49,599
Other                                                              17,302       15,816
                                                               ----------   ----------
TOTAL                                                             334,248      366,112
                                                               ----------   ----------

TOTAL ASSETS                                                   $4,084,650   $4,181,041
                                                               ==========   ==========
See Notes to Financial Statements.

                             ENTERGY LOUISIANA, INC.
                                 BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                        December 31,
                                                                     1999         1998
                                                                      (In Thousands)
                  CURRENT LIABILITIES
Currently maturing long-term debt                                   $116,388       $6,772
Accounts payable:
  Associated companies                                               137,869       43,051
  Other                                                               90,768       90,465
Customer deposits                                                     61,096       55,966
Taxes accrued                                                         25,863       18,203
Interest accrued                                                      20,236       53,302
Deferred fuel cost                                                         -        7,798
Obligations under capital leases                                      28,387       32,539
Other                                                                 59,737        7,644
                                                                  ----------   ----------
TOTAL                                                                540,344      315,740
                                                                  ----------   ----------

        DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                    792,290      840,931
Accumulated deferred investment tax credits                          123,155      128,689
Obligations under capital leases                                      23,543       43,275
Other regulatory liabilities                                          15,421       10,836
Accumulated provisions                                                58,087       52,645
Other                                                                 34,564       39,791
                                                                  ----------   ----------
TOTAL                                                              1,047,060    1,116,167
                                                                  ----------   ----------

Long-term debt                                                     1,145,463    1,332,315
Preferred stock with sinking fund                                     35,000       85,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                    70,000       70,000

                 SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                 100,500      100,500
Common stock, no par value, authorized 250,000,000
  shares; issued and outstanding 165,173,180 shares in 1999
  and 1998                                                         1,088,900    1,088,900
Capital stock expense and other                                       (2,171)      (2,320)
Retained earnings                                                     59,554       74,739
                                                                  ----------   ----------
TOTAL                                                              1,246,783    1,261,819
                                                                  ----------   ----------

Commitments and Contingencies (Notes 2, 9, and 10)

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,084,650   $4,181,041
                                                                  ==========   ==========
See Notes to Financial Statements.

                        ENTERGY LOUISIANA, INC.
                     STATEMENTS OF RETAINED EARNINGS

                                                     For the Years Ended December 31,
                                                      1999        1998        1997
                                                             (In Thousands)
Retained Earnings, January 1                          $74,739     $46,766     $63,764

  Add:
    Net income                                        191,770     179,487     141,757

  Deduct:
    Dividends declared:
      Preferred stock                                   9,805      13,014      13,016
      Common stock                                    197,000     138,500     145,400
    Capital stock expenses                                150           -         339
                                                      -------     -------     -------
        Total                                         206,955     151,514     158,755
                                                      -------     -------     -------

Retained Earnings, December 31 (Note 8)               $59,554     $74,739     $46,766
                                                      =======     =======     =======

See Notes to Financial Statements.


                          ENTERGY LOUISIANA, INC.

              SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                               1999        1998        1997        1996        1995
                                           (In Thousands)
Operating revenues          $1,806,594  $1,710,908  $1,803,272  $1,828,867  $1,674,875
Net income                  $  191,770  $  179,487  $  141,757  $  190,762  $  201,537
Total assets                $4,084,650  $4,181,041  $4,175,400  $4,279,278  $4,331,523
Long-term obligations (1)   $1,274,006  $1,530,590  $1,522,043  $1,545,889  $1,528,542

(1) Includes long-term debt (excluding currently maturing debt), preferred stock with sinking fund, preferred securities of subsidiary trust, and noncurrent capital lease obligations.

                                  1999        1998        1997         1996         1995
                                                  (Dollars In Thousands)
Electric Operating Revenues:
   Residential                   $620,146    $598,573    $606,173    $609,308     $583,373
   Commercial                     386,042     367,151     379,131     374,515      353,582
   Industrial                     646,517     597,536     708,356     727,505      641,196
   Governmental                    33,738      32,795      34,171      33,621       31,616
                               ----------  ----------  ----------  ----------   ----------
     Total retail               1,686,443   1,596,055   1,727,831   1,744,949    1,609,767
   Sales for resale:
     Associated companies          27,253      16,002       3,817       5,065        1,178
     Non-associated companies      53,923      53,538      55,345      58,685       48,987
   Other                           38,975      45,313      16,279      20,168       14,943
                               ----------  ----------  ----------  ----------   ----------
     Total                     $1,806,594  $1,710,908  $1,803,272  $1,828,867   $1,674,875
                               ==========  ==========  ==========  ==========   ==========
Billed Electric Energy
 Sales (GWH):
   Residential                      8,354       8,477       7,826       7,893        7,855
   Commercial                       5,221       5,265       4,906       4,846        4,786
   Industrial                      15,052      14,781      16,390      17,647       16,971
   Governmental                       468         481         460         457          439
                               ----------  ----------  ----------  ----------   ----------
     Total retail                  29,095      29,004      29,582      30,843       30,051
   Sales for resale:
     Associated companies             415         386         104         143           44
     Non-associated companies         831         855         805         982        1,293
                               ----------  ----------  ----------  ----------   ----------
     Total                         30,341      30,245      30,491      31,968       31,388
                               ==========  ==========  ==========  ==========   ==========

                     Report of Independent Accountants



To the Board of Directors and Shareholders of Entergy Mississippi, Inc.:

In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of Entergy Mississippi, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 17, 2000

                         ENTERGY MISSISSIPPI, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Net income decreased in 1999 primarily due to a decrease in unbilled revenues and an increase in other operation and maintenance expenses.

     Net income decreased in 1998 primarily due to an increase in operating expenses, partially offset by an increase in electric operating revenues.

Revenues and Sales

     The changes in electric operating revenues for the twelve months ended December 31, 1999 and 1998 are as follows:

                                        Increase/(Decrease)
            Description                  1999        1998
                                           (In Millions)

Base revenues                            ($9.7)     ($10.2)
Grand Gulf rate rider                    (95.9)       (2.6)
Fuel cost recovery                       (11.6)       20.5
Sales volume/weather                       4.1        25.6
Other revenue (including unbilled)       (12.1)        0.6
Sales for resale                         (18.3)        5.0
                                       -------       -----
Total                                  ($143.5)      $38.9
                                       =======       =====

Base revenues

     In 1999 and 1998, base revenues decreased due to the formula rate plan reduction that became effective in 1998. The formula rate plan reduction is discussed in more detail in Note 2 to the financial statements.

Rate riders

      Rate rider revenues have no material effect on net income because specific incurred expenses offset them.

      In 1999, Grand Gulf rate rider revenue decreased as a result of a new rider which became effective October 1, 1998. This new rider eliminated revenues attributable to the Grand Gulf phase-in plan, which was completed in September 1998. However, this decrease was partially offset by the Grand Gulf Accelerated Recovery Tariff (GGART), which also became effective October 1, 1998. This tariff provides for accelerated recovery of a portion of Entergy Mississippi's Grand Gulf purchased power obligation. The GGART is discussed in more detail in Note 2 to the financial statements.

                         ENTERGY MISSISSIPPI, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Fuel cost recovery

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

      In 1999, fuel cost recovery revenues decreased due to the MPSC's review and subsequent decrease of Entergy Mississippi's energy cost recovery rider.

      In 1998, fuel cost recovery revenues increased primarily due to an increase in sales volume.

Sales volume/weather

      In  1999, sales volume increased as a result of sales growth  in  the
residential   and  commercial  sectors,  partially  offset  by  unfavorable weather.

      In 1998, sales volume increased as a result of significantly warmer weather.

Other revenue

      In 1999, other revenue decreased primarily due to a change in estimated unbilled revenues. The changed estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment. The change in estimate is expected to affect comparisons to applicable prior period amounts through the first quarter of 2000. Comparative impacts are also affected by seasonal variations in demand.

Sales for resale

     In 1999, sales for resale decreased as a result of decreased oil generation due to plant outages at Entergy Mississippi. The decrease is also due to higher sales to associated companies in 1998 as a result of an outage at Entergy Arkansas.

Expenses

Fuel and purchased power expenses

     In 1999, fuel and purchased power expenses decreased primarily due to:

     o a decrease in total energy consumption requirements; and
     o planned and unplanned plant outages during the year.

     The decrease in fuel and purchased power expenses was partially offset by:

     o a shift from lower priced oil generation to higher priced gas generation as a result of plant outages in 1999;
     o an increase in the market price of  purchased power; and
     o the GGART implemented by System Energy in October 1998 resulting in an increase in the price of System Energy purchased power.

                         ENTERGY MISSISSIPPI, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

     In 1998, fuel and purchased power expenses increased primarily due to:

     o the increased usage as a result of significantly warmer weather; and
     o the impact of the under-recovery of deferred fuel costs in excess of the fixed fuel factor applied in 1997. In January 1998, Entergy Mississippi increased its fixed fuel factor to recover actual fuel expenses more timely.

Other operation and maintenance

     In 1999, other operation and maintenance expenses increased primarily due to:

     o planned and unplanned plant outages in 1999;
     o an increase in customer service and reliability improvement spending;
     o an increase in employee benefit expense; and
     o an increase in casualty reserves.

Other regulatory credits

      In 1999, other regulatory credits increased due to greater under-recovery of Grand Gulf 1 related costs as a result of the new rider implemented in October 1998.

      In 1998, other regulatory credits decreased primarily due to less under-recovery of Grand Gulf related expenses in 1998 as compared to 1997.

Amortization of rate deferrals

      In 1999, amortization of rate deferrals decreased due to the completion of the Grand Gulf 1 rate phase-in plan in September 1998. These phase-ins had no material effect on net income.

     In 1998, amortization of rate deferrals decreased due to a decrease in the amortization prescribed in the Grand Gulf 1 rate phase-in plan, which was completed in September 1998. These phase-ins had no material effect on net income.

Other

Interest and other charges

     Interest on long-term debt decreased in 1999 and 1998 primarily due to the refinancing of certain long-term debt.

Income taxes

      The effective income tax rates for 1999, 1998, and 1997 were 29.7%, 30.9%, and 28.6%, respectively.

                        ENTERGY MISSISSIPPI, INC.
                           INCOME STATEMENTS

                                                    For the Years Ended December 31,
                                                     1999        1998         1997
                                                            (In Thousands)
              OPERATING REVENUES
Domestic electric                                   $832,819    $976,300     $937,395
                                                    --------    --------     --------
              OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                        185,063     241,415      199,880
   Purchased power                                   332,015     286,769      285,447
   Other operation and maintenance                   152,817     131,752      129,810
Taxes other than income taxes                         44,013      44,888       43,142
Depreciation and amortization                         42,870      45,133       43,300
Other regulatory credits - net                       (12,044)     (3,186)     (20,731)
Amortization of rate deferrals                             -     104,969      119,797
                                                    --------    --------     --------
TOTAL                                                744,734     851,740      800,645
                                                    --------    --------     --------

OPERATING INCOME                                      88,085     124,560      136,750
                                                    --------    --------     --------

          OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction    1,569         188          543
Gain (loss) on sale of assets                              -       1,025           (2)
Miscellaneous - net                                    6,781       4,891          919
                                                    --------    --------     --------
TOTAL                                                  8,350       6,104        1,460
                                                    --------    --------     --------

          INTEREST AND OTHER CHARGES
Interest on long-term debt                            35,265      37,756       40,791
Other interest - net                                   3,574       3,171        4,483
Allowance for borrowed funds used during construction (1,529)       (932)        (469)
                                                    --------    --------     --------
TOTAL                                                 37,310      39,995       44,805
                                                    --------    --------     --------

INCOME BEFORE INCOME TAXES                            59,125      90,669       93,405

Income taxes                                          17,537      28,031       26,744
                                                    --------    --------     --------

NET INCOME                                            41,588      62,638       66,661

Preferred dividend requirements and other              3,370       3,370        4,044
                                                    --------    --------     --------

EARNINGS APPLICABLE TO
COMMON STOCK                                         $38,218     $59,268      $62,617
                                                    ========    ========     ========
See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                        STATEMENTS OF CASH FLOWS

                                                               For the Years Ended December 31,
                                                                1999         1998        1997
                                                                        (In Thousands)
                 OPERATING ACTIVITIES
Net income                                                      $41,588      $62,638     $66,661
Noncash items included in net income:
  Amortization of rate deferrals                                      -      104,969     119,797
  Other regulatory credits - net                                (12,044)      (3,186)    (20,731)
  Depreciation and amortization                                  42,870       45,133      43,300
  Deferred income taxes and investment tax credits               18,066      (12,494)    (32,204)
  Allowance for equity funds used during construction            (1,569)        (188)       (543)
  (Gain) loss on sale of assets                                       -       (1,025)          2
Changes in working capital:
  Receivables                                                    24,208        6,253       2,978
  Fuel inventory                                                   (771)         384       3,275
  Accounts payable                                               54,317      (31,967)    (12,338)
  Taxes accrued                                                  29,955      (26,301)      5,832
  Interest accrued                                               (4,595)         323      (6,600)
  Deferred fuel costs                                           (45,830)      12,858     (10,967)
  Other working capital accounts                                 10,072        8,652     (12,245)
Provision for estimated losses and reserves                       4,173       (6,915)      1,173
Changes in other regulatory assets                              (30,179)     (38,295)    (29,699)
Other                                                            12,152        4,202      38,304
                                                               --------     --------    --------
Net cash flow provided by operating activities                  142,413      125,041     155,995
                                                               --------     --------    --------

                 INVESTING ACTIVITIES
Construction expenditures                                       (94,717)     (58,705)    (50,334)
Allowance for equity funds used during construction               1,569          188         543
                                                               --------     --------    --------
Net cash flow used in investing activities                      (93,148)     (58,517)    (49,791)
                                                               --------     --------    --------

                 FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                153,629       78,703      64,827
Retirement of:
  Long-term debt                                               (163,278)     (80,020)    (96,015)
Redemption of preferred stock                                         -            -     (14,500)
Changes in short-term borrowing, net                                 (6)         (13)          -
Dividends paid:
  Common stock                                                  (34,100)     (66,000)    (59,200)
  Preferred stock                                                (3,363)      (3,370)     (3,998)
                                                               --------     --------    --------
Net cash flow used in financing activities                      (47,118)     (70,700)   (108,886)
                                                               --------     --------    --------

Net increase (decrease) in cash and cash equivalents              2,147       (4,176)     (2,682)

Cash and cash equivalents at beginning of period                  2,640        6,816       9,498
                                                               --------     --------    --------

Cash and cash equivalents at end of period                       $4,787       $2,640      $6,816
                                                               ========     ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the period for:
  Interest - net of amount capitalized                          $41,567      $39,291     $50,662
  Income taxes                                                 ($29,850)     $64,204     $51,598

See Notes to Financial Statements.


                          ENTERGY MISSISSIPPI, INC.
                                BALANCE SHEETS
                                   ASSETS

                                                                    December 31,
                                                                1999           1998
                                                                   (In Thousands)
                     CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                            $4,787        $2,640
Accounts receivable:
  Customer                                                        35,675        39,701
  Allowance for doubtful accounts                                   (886)       (1,217)
  Associated companies                                             1,370         5,703
  Other                                                            2,391         1,267
  Accrued unbilled revenues                                       28,600        45,904
                                                              ----------    ----------
    Total receivables                                             67,150        91,358
                                                              ----------    ----------
Deferred fuel costs                                               47,939         2,108
Accumulated deferred income taxes                                      -           665
Fuel inventory - at average cost                                   3,774         3,002
Materials and supplies - at average cost                          17,068        17,149
Prepayments and other                                              7,114        12,256
                                                              ----------    ----------
TOTAL                                                            147,832       129,178
                                                              ----------    ----------

             OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                     5,531         5,531
Non-utility property - at cost (less accumulated depreciation)     6,965         7,056
Other - at cost (less accumulated depreciation)                        -            13
                                                              ----------    ----------
TOTAL                                                             12,496        12,600
                                                              ----------    ----------

                     UTILITY PLANT
Electric                                                       1,763,636     1,718,426
Property under capital lease                                         384           477
Construction work in progress                                     66,789        35,317
                                                              ----------    ----------
TOTAL UTILITY PLANT                                            1,830,809     1,754,220
Less - accumulated depreciation and amortization                 709,543       685,214
                                                              ----------    ----------
UTILITY PLANT - NET                                            1,121,266     1,069,006
                                                              ----------    ----------

            DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                 24,051        25,515
  Unamortized loss on reacquired debt                             16,345         7,981
  Other regulatory assets                                        132,243       100,601
Other                                                              5,784         6,048
                                                              ----------    ----------
TOTAL                                                            178,423       140,145
                                                              ----------    ----------

TOTAL ASSETS                                                  $1,460,017    $1,350,929
                                                              ==========    ==========
See Notes to Financial Statements.

                         ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            December 31,
                                                                          1999        1998
                                                                           (In Thousands)
                    CURRENT LIABILITIES
Currently maturing long-term debt                                             $ -          $20
Accounts payable:
  Associated companies                                                     84,382       44,091
  Other                                                                    32,470       18,444
Customer deposits                                                          23,303       18,265
Taxes accrued                                                              35,968        6,013
Accumulated deferred income taxes                                             526            -
Interest accrued                                                           10,038       14,632
Obligations under capital leases                                               95           92
Other                                                                       2,137        2,319
                                                                       ----------   ----------
TOTAL                                                                     188,919      103,876
                                                                       ----------   ----------

           DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                         298,477      281,017
Accumulated deferred investment tax credits                                20,908       22,408
Obligations under capital leases                                              290          384
Accumulated provisions                                                      7,374        3,200
Other                                                                       3,368        4,331
                                                                       ----------   ----------
TOTAL                                                                     330,417      311,340
                                                                       ----------   ----------

Long-term debt                                                            464,466      463,616

                    SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                       50,381       50,381
Common stock, no par value, authorized 15,000,000
  shares; issued and outstanding 8,666,357 shares in 1999 and 1998        199,326      199,326
Capital stock expense and other                                               (59)         (59)
Retained earnings                                                         226,567      222,449
                                                                       ----------   ----------
TOTAL                                                                     476,215      472,097
                                                                       ----------   ----------

Commitments and Contingencies (Notes 2, 8, and 9)

                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $1,460,017   $1,350,929
                                                                       ==========   ==========
See Notes to Financial Statements.

                           ENTERGY MISSISSIPPI, INC.
                       STATEMENTS OF RETAINED EARNINGS

                                                  For the Years Ended December 31,
                                                   1999        1998        1997
                                                         (In Thousands)
Retained Earnings, January 1                      $222,449   $229,181    $225,764

  Add:
    Net income                                      41,588     62,638      66,661

  Deduct:
    Dividends declared:
      Preferred stock                                3,370      3,370       3,656
      Common stock                                  34,100     66,000      59,200
    Preferred stock expenses                             -          -         388
                                                  --------   --------    --------
        Total                                       37,470     69,370      63,244
                                                  --------   --------    --------

Retained Earnings, December 31 (Note 8)           $226,567   $222,449    $229,181
                                                  ========   ========    ========

See Notes to Financial Statements.

                         ENTERGY MISSISSIPPI, INC.

              SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                                1999        1998          1997         1996        1995
                                             (In Thousands)
Operating revenues          $  832,819   $  976,300   $  937,395   $  958,430   $  889,843
Net Income                  $   41,588   $   62,638   $   66,661   $   79,211   $   68,667
Total assets                $1,460,017   $1,350,929   $1,439,561   $1,521,466   $1,581,983
Long-term obligations (1)   $  464,756   $  464,000   $  464,156   $  406,054   $  511,613

(1) Includes long-term debt (excluding currently maturing debt) and noncurrent capital lease obligations.

                                 1999        1998        1997        1996        1995
                                                 (Dollars In Thousands)
Electric Operating Revenues:
   Residential                  $311,003    $367,895    $342,818    $358,264     $336,194
   Commercial                    250,929     284,787     274,195     281,626      262,786
   Industrial                    151,659     170,910     173,152     185,351      178,466
   Governmental                   23,528      26,670      26,882      29,093       27,410
                                --------    --------    --------    --------     --------
     Total retail                737,119     850,262     817,047     854,334      804,856
   Sales for resale:
     Associated companies         63,004      80,357      78,233      58,749       35,928
     Non-associated companies     31,546      32,442      21,276      22,814       21,906
   Other                           1,150      13,239      20,839      22,533       27,153
                                --------    --------    --------    --------     --------
     Total                      $832,819    $976,300    $937,395    $958,430     $889,843
                                ========    ========    ========    ========     ========
Billed Electric Energy
 Sales (GWH):
   Residential                     4,753       4,800       4,323       4,355        4,233
   Commercial                      4,156       4,015       3,673       3,508        3,368
   Industrial                      3,246       3,163       3,089       3,063        3,044
   Governmental                      363         347         333         346          336
                                --------    --------    --------    --------     --------
     Total retail                 12,518      12,325      11,418      11,272       10,981
   Sales for resale:
     Associated companies          1,774       2,424       1,918       1,368          959
     Non-associated companies        426         484         412         521          692
                                --------    --------    --------    --------     --------
     Total                        14,718      15,233      13,748      13,161       12,632
                                ========    ========    ========    ========     ========

                     Report of Independent Accountants



To the Board of Directors and Shareholders of Entergy New Orleans, Inc.:

In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of Entergy New Orleans, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 17, 2000

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Net income increased slightly in 1999 primarily due to an increase in unbilled revenues and sales volume, partially offset by an increase in other operation and maintenance expenses.

     Net income increased in 1998 primarily due to an increase in operating revenues and other income and a decrease in income taxes, partially offset by increased operating expenses.

Revenues and Sales

Electric operating revenues

      The changes in electric operating revenues for the twelve months ended December 31, 1999 and 1998 are as follows:

                                         Increase/(Decrease)
             Description                  1999       1998
                                            (In Millions)

Base revenues                             ($11.3)     ($9.8)
Fuel cost recovery                          (4.6)      14.5
Sales volume/weather                         1.7       13.9
Other revenue (including unbilled)           5.5        1.0
Sales for resale                             3.7        1.7
                                           -----      -----
Total                                      ($5.0)     $21.3
                                           =====      =====

Base revenues

     In 1999, base revenues decreased primarily due to base rate reductions effective January 1999 and rate refund provisions accrued for potential rate matters.

      In 1998, base revenues decreased primarily due to reductions in residential and commercial rates that went into effect in August 1997.

Fuel cost recovery

     Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

      In 1999, fuel cost recovery revenues decreased due to an under-recovery of fuel expenses resulting from higher market prices in 1999 compared to the prior year.

     In 1998, fuel cost recovery revenues increased due to higher fuel prices and increased generation.

Sales volume/weather

     In 1998, sales volume increased primarily due to significantly warmer weather.

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Other revenue

     In 1999, other revenue increased due to a change in estimated unbilled revenues. The changed estimate more closely aligns the fuel component of unbilled revenues with regulatory treatment. The increase was partially offset by less favorable weather in 1999. The change in estimate is expected to affect comparisons of revenue to applicable time period amounts through the first quarter of 2000. Comparative impacts are also affected by seasonal variations in demand.

Sales for resale

      In 1999, sales for resale increased due to favorable unit prices resulting from increased purchased power and gas market prices, coupled with an increase in affiliated sales volume.

Gas operating revenues

     In 1998, gas operating revenues decreased due to lower gas prices.

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

Other operation and maintenance expenses

      In 1999 and 1998, other operation and maintenance expenses increased primarily due to:

     o increased environmental provisions;
     o employee benefit expense; and
     o increased spending for customer service and reliability improvements.

Amortization of rate deferrals

      In 1999, amortization of rate deferrals decreased due to a scheduled rate change in the amortization of Grand Gulf 1 phase-in expenses.

Other regulatory credits

      In 1999, other regulatory credits increased due to a greater under-recovery of Grand Gulf 1 costs in 1999.

                         ENTERGY NEW ORLEANS, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS


Other

Other income

     Other income increased in 1999 primarily due to:

     o an increase in AFUDC resulting from increased capital charges on projects in 1999; and
     o increased interest related to the Grand Gulf 1 rate deferral plan.

      Miscellaneous income increased in 1998 primarily due to Entergy New Orleans' portion of System Fuel's gain on the sale of oil and gas properties and an increase in interest related to the Grand Gulf 1 rate deferral plan.

      The  Grand Gulf 1 rate deferral plan is discussed in more detail  in
Note 2 to the financial statements.

Income taxes

      The effective income tax rates for 1999, 1998, and 1997 were 40.7%, 38.4%, and 44.0%, respectively.

      The increase in the effective income tax rate for 1999 was primarily due to the increase in pre-tax income reducing the impact of permanent differences and flow through items.

      The decrease in the effective income tax rate for 1998 was primarily due to a tax benefit recorded in 1998 related to a depreciation adjustment.

                        ENTERGY NEW ORLEANS, INC.
                            INCOME STATEMENTS

                                                            For the Years Ended December 31,
                                                             1999        1998         1997
                                                                    (In Thousands)
                  OPERATING REVENUES
Domestic electric                                           $426,431    $431,453     $410,131
Natural gas                                                   81,357      82,297       94,691
                                                            --------    --------     --------
TOTAL                                                        507,788     513,750      504,822
                                                            --------    --------     --------

                  OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                135,242     138,142      141,902
   Purchased power                                           166,579     164,435      156,542
   Other operation and maintenance                            83,197      79,023       72,748
Taxes other than income taxes                                 39,621      40,417       21,107
Depreciation and amortization                                 21,219      21,878       38,964
Other regulatory credits - net                                (9,036)     (4,540)      (6,394)
Amortization of rate deferrals                                28,430      35,336       37,662
                                                            --------    --------     --------
TOTAL                                                        465,252     474,691      462,531
                                                            --------    --------     --------

OPERATING INCOME                                              42,536      39,059       42,291
                                                            --------    --------     --------

              OTHER INCOME (DEDUCTIONS)
Allowance for equity funds used during construction            1,084         284          380
Gain on sale of assets                                             -         458            -
Miscellaneous - net                                            2,263         951          (77)
                                                            --------    --------     --------
TOTAL                                                          3,347       1,693          303
                                                            --------    --------     --------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                    13,277      13,717       13,918
Other interest - net                                           1,403       1,075        1,369
Allowance for borrowed funds used during construction           (788)       (219)        (286)
                                                            --------    --------     --------
TOTAL                                                         13,892      14,573       15,001
                                                            --------    --------     --------

INCOME BEFORE INCOME TAXES                                    31,991      26,179       27,593

Income taxes                                                  13,030      10,042       12,142
                                                            --------    --------     --------

NET INCOME                                                    18,961      16,137       15,451

Preferred dividend requirements and other                        965         965          965
                                                            --------    --------     --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                 $17,996     $15,172      $14,486
                                                            ========    ========     ========
See Notes to Financial Statements.


                        ENTERGY NEW ORLEANS, INC.
                         STATEMENTS OF CASH FLOWS

                                                               For the Years Ended December 31,
                                                                 1999         1998        1997
                                                                         (In Thousands)
                 OPERATING ACTIVITIES
Net income                                                       $18,961      $16,137     $15,451
Noncash items included in net income:
  Amortization of rate deferrals                                  28,430       35,336      37,662
  Other regulatory credits - net                                  (9,036)      (4,540)     (6,394)
  Depreciation and amortization                                   21,219       21,878      21,107
  Deferred income taxes and investment tax credits                (3,131)      (7,498)     (1,957)
  Allowance for equity funds used during construction             (1,084)        (284)       (380)
  Gain on sale of assets                                               -         (458)          -
Changes in working capital:
  Receivables                                                     (7,258)       3,148       4,257
  Fuel inventory                                                     179         (861)       (145)
  Accounts payable                                                23,319       (4,136)        540
  Taxes accrued                                                      429       (5,270)      4,065
  Interest accrued                                                    37         (130)       (276)
  Deferred fuel costs                                            (13,293)       8,193      (2,094)
  Other working capital accounts                                   6,607       (5,122)    (15,908)
Provision for estimated losses and reserves                         (531)      (6,295)       (247)
Changes in other regulatory assets                               (11,482)      (6,964)      7,365
Other                                                              6,796       (2,805)     (8,941)
                                                                --------     --------    --------
Net cash flow provided by operating activities                    60,162       40,329      54,105
                                                                --------     --------    --------

                 INVESTING ACTIVITIES
Construction expenditures                                        (46,239)     (21,691)    (16,137)
Allowance for equity funds used during construction                1,084          284         380
                                                                --------     --------    --------
Net cash flow used in investing activities                       (45,155)     (21,407)    (15,757)
                                                                --------     --------    --------

                 FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                       -       29,438           -
Retirement of:
  Long-term debt                                                       -      (30,000)    (12,000)
Dividends paid:
  Common stock                                                   (26,500)      (9,700)    (26,000)
  Preferred stock                                                 (1,206)        (965)       (965)
                                                                --------     --------    --------
Net cash flow used in financing activities                       (27,706)     (11,227)    (38,965)
                                                                --------     --------    --------

Net increase (decrease) in cash and cash equivalents             (12,699)       7,695        (617)

Cash and cash equivalents at beginning of period                  17,153        9,458      10,075
                                                                --------     --------    --------

Cash and cash equivalents at end of period                        $4,454      $17,153      $9,458
                                                                ========     ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                           $14,281      $14,592     $15,237
  Income taxes - net                                             $12,476      $26,197     $10,981

See Notes to Financial Statements.


                          ENTERGY NEW ORLEANS, INC.
                                BALANCE SHEETS
                                   ASSETS

                                                          December 31,
                                                        1999          1998
                                                          (In Thousands)
                 CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                    $4,454       $3,769
  Temporary cash investments - at cost,
    which approximates market                                  -       13,384
                                                        --------     --------
        Total cash and cash equivalents                    4,454       17,153
                                                        --------     --------
Accounts receivable:
  Customer                                                28,658       24,355
  Allowance for doubtful accounts                           (846)        (761)
  Associated companies                                       404        3,320
  Other                                                    6,225        3,835
  Accrued unbilled revenues                               19,820       16,254
                                                        --------     --------
    Total receivables                                     54,261       47,003
                                                        --------     --------
Deferred fuel costs                                       14,483        1,191
Fuel inventory - at average cost                           3,293        3,472
Materials and supplies - at average cost                  10,127        8,845
Rate deferrals                                            24,788       28,430
Prepayments and other                                      2,528        6,686
                                                        --------     --------
TOTAL                                                    113,934      112,780
                                                        --------     --------

         OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity             3,259        3,259
                                                        --------     --------

                  UTILITY PLANT
Electric                                                 541,525      514,685
Natural gas                                              133,568      132,568
Construction work in progress                             29,780       20,184
                                                        --------     --------
TOTAL UTILITY PLANT                                      704,873      667,437
Less - accumulated depreciation and amortization         382,797      371,558
                                                        --------     --------
UTILITY PLANT - NET                                      322,076      295,879
                                                        --------     --------

        DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Rate deferrals                                          10,974       35,762
  Unamortized loss on reacquired debt                      1,187        1,399
  Other regulatory assets                                 33,039       21,558
Other                                                      1,277        1,267
                                                        --------     --------
TOTAL                                                     46,477       59,986
                                                        --------     --------

TOTAL ASSETS                                            $485,746     $471,904
                                                        ========     ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                             BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                December 31,
                                                              1999        1998
                                                               (In Thousands)
               CURRENT LIABILITIES
Accounts payable:
  Associated companies                                        $24,350     $18,283
  Other                                                        28,261      11,008
Customer deposits                                              17,830      18,082
Taxes accrued                                                     429           -
Accumulated deferred income taxes                              10,863       6,284
Interest accrued                                                4,956       4,919
Other                                                           5,524       1,783
                                                             --------    --------
TOTAL                                                          92,213      60,359
                                                             --------    --------

     DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                              43,878      57,214
Accumulated deferred investment tax credits                     6,378       6,894
SFAS 109 regulatory liability - net                             7,528         942
Other regulatory liabilities                                    1,753       3,146
Accumulated provisions                                          8,836       9,367
Other                                                           7,733       8,116
                                                             --------    --------
TOTAL                                                          76,106      85,679
                                                             --------    --------

Long-term debt                                                169,083     169,018

              SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                           19,780      19,780
Common stock, $4 par value, authorized 10,000,000
  shares; issued and outstanding 8,435,900 shares in 1999
  and 1998                                                     33,744      33,744
Paid-in capital                                                36,294      36,294
Retained earnings                                              58,526      67,030
                                                             --------    --------
TOTAL                                                         148,344     156,848
                                                             --------    --------

Commitments and Contingencies (Notes 2 and 9)

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $485,746    $471,904
                                                             ========    ========

See Notes to Financial Statements.

                           ENTERGY NEW ORLEANS, INC.
                        STATEMENTS OF RETAINED EARNINGS

                                                  For the Years Ended December 31,
                                                   1999        1998        1997
                                                          (In Thousands)
Retained Earnings, January 1                       $67,030    $61,558     $73,072

  Add:
    Net income                                      18,961     16,137      15,451

  Deduct:
    Dividends declared:
      Preferred stock                                  965        965         965
      Common stock                                  26,500      9,700      26,000
                                                   -------    -------     -------
        Total                                       27,465     10,665      26,965
                                                   -------    -------     -------

Retained Earnings, December 31 (Note 8)            $58,526    $67,030     $61,558
                                                   =======    =======     =======

See Notes to Financial Statements.

                         ENTERGY NEW ORLEANS, INC.

              SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                                 1999       1998        1997       1996      1995
                                      (In Thousands)
Operating revenues             $ 507,788  $513,750    $504,822   $504,277  $470,278
Net Income                     $  18,961  $ 16,137    $ 15,451   $ 26,776  $ 34,386
Total assets                   $ 485,746  $471,904    $498,150   $549,996  $596,206
Long-term obligations (1)      $ 169,083  $169,018    $168,953   $168,888  $155,958

(1)  Includes long-term debt (excluding currently maturing debt).

                                 1999      1998      1997       1996      1995
                                            (Dollars In Thousands)
Electric Operating Revenues:
   Residential                 $158,822   $164,765  $145,688  $151,577   $141,353
   Commercial                   146,328    149,353   143,113   149,649    144,374
   Industrial                    25,584     26,229    24,616    24,663     22,842
   Governmental                  63,056     62,332    58,746    58,561     52,880
                               --------   --------  --------  --------   --------
     Total retail               393,790    402,679   372,163   384,450    361,449
   Sales for resale:
     Associated companies        14,207     10,451    10,342     2,649      3,217
     Non-associated companies    10,545     10,590     8,996     9,882      9,864
   Other                          7,889      7,733    18,630     6,273     15,472
                               --------   --------  --------  --------   --------
     Total                     $426,431   $431,453  $410,131  $403,254   $390,002
                               ========   ========  ========  ========   ========
Billed Electric Energy
 Sales (GWH):
   Residential                    2,102      2,141     1,971     1,998      2,049
   Commercial                     2,208      2,149     2,072     2,073      2,079
   Industrial                       514        514       484       481        537
   Governmental                   1,071      1,037       994       974        983
                               --------   --------  --------  --------   --------
     Total retail                 5,895      5,841     5,521     5,526      5,648
   Sales for resale:
     Associated companies           441        370       316        66        149
     Non-associated companies       180        199       160       212        297
                               --------   --------  --------  --------   --------
     Total                        6,516      6,410     5,997     5,804      6,094
                               ========   ========  ========  ========   ========


                     Report of Independent Accountants



To the Board of Directors and Shareholder of System Energy Resources, Inc.:

In our opinion, the accompanying balance sheets and the related statements of income, of retained earnings and of cash flows present fairly, in all material respects, the financial position of System Energy Resources, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31,
1999  in  conformity with accounting principles generally accepted  in  the
United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 17, 2000

                       SYSTEM ENERGY RESOURCES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Net Income

      Net income decreased in 1999 due to the additional reserves and interest recorded for the potential refund of System Energy's proposed rate increase, as well as downtime for unplanned outages.

      Net income increased slightly in 1998 primarily due to an increase in other income.

Revenues

      Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt.

       Operating revenues increased in 1999 primarily due to the implementation of the Grand Gulf Accelerated Recovery Tariff (GGART) at Entergy Arkansas and Entergy Mississippi. This increase in revenues is offset by related regulatory charges and does not affect net income. The tariff was designed to allow Entergy Arkansas and Entergy Mississippi to accelerate the payment of a portion of their Grand Gulf purchased power obligation in advance of the implementation of retail access. It became effective on January 1, 1999 and October 1, 1998 for Entergy Arkansas and Entergy Mississippi, respectively. The GGART and System Energy's proposed rate increase, which is subject to refund, are discussed in Note 2 to the financial statements.

Expenses

Fuel expenses

      In 1999, fuel expenses decreased primarily due to an extended nuclear
refueling  outage at Grand Gulf 1 in addition to unplanned outages.   Grand
Gulf 1 was on-line for 17 fewer days in 1999 compared to 1998.

      In 1998, fuel expenses decreased because of lower generation due to a scheduled nuclear refueling outage in April and May. Grand Gulf 1 was on-line for 47 fewer days in 1998 compared to 1997.

Depreciation and amortization

      In 1999, depreciation and amortization expenses decreased as a result of the reduction in principal payment associated with the sale and leaseback of a portion of Grand Gulf 1. The depreciation schedule matches the collection of lease principal and revenues with the depreciation of the asset.

Other regulatory charges

      In both 1999 and 1998, other regulatory charges increased due to the implementation of the GGART at Entergy Arkansas and Entergy Mississippi, as discussed above.

                       SYSTEM ENERGY RESOURCES, INC.

              MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                           RESULTS OF OPERATIONS

Other

Other income

      Other income increased in both 1999 and 1998 as a result of the interest earned on System Energy's advances to the money pool, an inter-company funding arrangement. The money pool is discussed in Note 4 to the financial statements.

Interest charges

      Other interest increased in 1999 due to interest on the potential refund of System Energy's proposed rate increase.

      Interest on long-term debt decreased in 1999 and 1998 as a result of the retirement and refinancing of higher-cost long-term debt.

Income taxes

      The effective income tax rates in 1999, 1998, and 1997 were 39.5%, 42.1%, and 42.2%, respectively.

     The effective income tax rate for 1999 decreased due to decreased pre-tax income partially offset by the amortization of investment tax credits related to Grand Gulf 2.

                            SYSTEM ENERGY RESOURCES, INC.
                                  INCOME STATEMENTS

                                                  For the Years Ended December 31,
                                                    1999       1998       1997
                                                          (In Thousands)
               OPERATING REVENUES
     Domestic electric                            $620,032    $602,373   $633,698
                                                  --------    --------   --------
               OPERATING EXPENSES
     Operating and Maintenance:
        Fuel, fuel-related expenses, and
          gas purchased for resale                  37,336      41,740     48,475
        Nuclear refueling outage expenses           14,136      15,737     16,425
        Other operation and maintenance             87,450      86,696    101,269
     Decommissioning                                18,944      18,944     18,944
     Taxes other than income taxes                  27,212      26,839     26,477
     Depreciation and amortization                 113,862     125,331    128,915
     Other regulatory charges - net                 57,656       4,443          -
                                                  --------    --------   --------
     TOTAL                                         356,596     319,730    340,505
                                                  --------    --------   --------
     OPERATING INCOME                              263,436     282,643    293,193
                                                  --------    --------   --------
                  OTHER INCOME
     Allowance for equity funds used
        during construction                          2,540       2,042      2,209
     Miscellaneous - net                            16,309      13,309      8,517
                                                  --------    --------   --------
     TOTAL                                          18,849      15,351     10,726
                                                  --------    --------   --------
           INTEREST AND OTHER CHARGES
     Interest on long-term debt                    102,764     109,735    121,633
     Other interest - net                           45,218       6,325      7,020
     Allowance for borrowed funds used
        during construction                         (1,920)     (1,805)    (1,683)
                                                  --------    --------   --------
     TOTAL                                         146,062     114,255    126,970
                                                  --------    --------   --------
     INCOME BEFORE INCOME TAXES                    136,223     183,739    176,949

     Income taxes                                   53,851      77,263     74,654
                                                  --------    --------   --------
     NET INCOME                                    $82,372    $106,476   $102,295
                                                  ========    ========   ========
     See Notes to Financial Statements.

                            SYSTEM ENERGY RESOURCES, INC.
                              STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended December 31,
                                                                    1999          1998          1997
                                                                              (In Thousands)
                OPERATING ACTIVITIES
Net income                                                        $82,372       $106,476      $102,295
Noncash items included in net income:
  Reserve for regulatory adjustments                              108,484         68,236        43,123
  Other regulatory charges - net                                   57,656          4,443             -
  Depreciation, amortization, and decommissioning                 132,806        144,275       147,859
  Deferred income taxes and investment tax credits                (86,860)       (28,222)      (39,370)
  Allowance for equity funds used during construction              (2,540)        (2,042)       (2,209)
Changes in working capital:
  Receivables                                                    (172,354)         9,690       (23,833)
  Accounts payable                                                (11,688)        (2,859)       11,172
  Taxes accrued                                                   (21,424)         1,131         7,852
  Interest accrued                                                 (2,022)          (300)        8,127
  Other working capital accounts                                   (4,425)        (2,228)       19,054
Provision for estimated losses and reserves                            45         (1,704)       (1,025)
Changes in other regulatory assets                                (18,492)        25,066        36,654
Other                                                              41,250        (23,159)      (23,392)
                                                                ---------      ---------     ---------
Net cash flow provided by operating activities                    102,808        298,803       286,307
                                                                ---------      ---------     ---------
                INVESTING ACTIVITIES
Construction expenditures                                         (28,848)       (30,692)      (35,141)
Allowance for equity funds used during construction                 2,540          2,042         2,209
Nuclear fuel purchases                                            (39,975)       (30,523)      (16,524)
Proceeds from sale/leaseback of nuclear fuel                       39,975         30,523        16,524
Decommissioning trust contributions and realized
    change in trust assets                                        (22,139)       (24,166)      (22,452)
                                                                ---------      ---------     ---------
Net cash flow used in investing activities                        (48,447)       (52,816)      (55,384)
                                                                ---------      ---------     ---------
                FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                  101,835        212,976             -
Retirement of:
  Long-term debt                                                 (282,885)      (300,341)      (17,319)
Dividends paid:
  Common stock                                                    (75,000)       (72,300)     (113,800)
                                                                ---------      ---------     ---------
Net cash flow used in financing activities                       (256,050)      (159,665)     (131,119)
                                                                ---------      ---------     ---------
Net increase (decrease) in cash and cash equivalents             (201,689)        86,322        99,804

Cash and cash equivalents at beginning of period                  236,841        150,519        50,715
                                                                ---------      ---------     ---------
Cash and cash equivalents at end of period                        $35,152       $236,841      $150,519
                                                                =========      =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                           $102,867       $107,923      $112,387
  Income taxes                                                   $154,336       $104,987      $105,621
Noncash investing and financing activities:
  Change in unrealized appreciation (depreciation) of
   decommissioning trust assets                                      ($37)        $3,205        $1,237

See Notes to Financial Statements.

                       SYSTEM ENERGY RESOURCES, INC
                             BALANCE SHEETS
                                ASSETS

                                                 December 31,
                                              1999          1998
                                               (In Thousands)
            CURRENT ASSETS
  Cash and cash equivalents:
    Cash                                          $136          $120
    Temporary cash investments - at cost,
      which approximates market                 35,016       236,721
                                            ----------    ----------
          Total cash and cash equivalents       35,152       236,841
                                            ----------    ----------
    Accounts receivable:
    Associated companies                       301,287       125,171
    Other                                          670         4,431
                                            ----------    ----------
      Total receivables                        301,957       129,602
                                            ----------    ----------
  Materials and supplies - at average cost      61,264        62,203
  Deferred nuclear refueling outage cost        18,665        12,853
  Prepayments and other                          2,251         2,592
                                            ----------    ----------
  TOTAL                                        419,289       444,091
                                            ----------    ----------
    OTHER PROPERTY AND INVESTMENTS
  Decommissioning trust funds                  135,384       113,282
                                            ----------    ----------
            UTILITY PLANT
  Electric                                   3,060,324     3,030,636
  Property under capital lease                 434,993       441,098
  Construction work in progress                 58,510        57,076
  Nuclear fuel under capital lease              78,020        64,621
                                            ----------    ----------
  TOTAL UTILITY PLANT                        3,631,847     3,593,431
  Less - accumulated depreciation            1,312,559     1,198,266
    and amortization
                                            ----------    ----------
  UTILITY PLANT - NET                        2,319,288     2,395,165
                                            ----------    ----------
   DEFERRED DEBITS AND OTHER ASSETS
  Regulatory assets:
    SFAS 109 regulatory asset - net            242,834       221,996
    Unamortized loss on reacquired debt         56,474        57,150
    Other regulatory assets                    185,910       188,256
  Other                                          9,869        11,265
                                            ----------    ----------
  TOTAL                                        495,087       478,667
                                            ----------    ----------
  TOTAL ASSETS                              $3,369,048    $3,431,205
                                            ==========    ==========
  See Notes to Financial Statements.

                      SYSTEM ENERGY RESOURCES, INC
                             BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDER'S EQUITY


                                                 December 31,
                                              1999          1998
                                               (In Thousands)
         CURRENT LIABILITIES
  Currently maturing long-term debt            $77,947      $175,820
  Accounts payable:
    Associated companies                        15,237        25,975
    Other                                       18,470        19,420
  Taxes accrued                                 55,383        76,806
  Accumulated deferred income taxes              7,162         5,022
  Interest accrued                              40,000        42,022
  Obligations under capital leases              38,421        41,835
  Other                                          1,651         1,543
                                            ----------    ----------
  TOTAL                                        254,271       388,443
                                            ----------    ----------
      DEFERRED CREDITS AND OTHER
             LIABILITIES
  Accumulated deferred income taxes            481,945       506,727
  Accumulated deferred investment               93,219        96,695
   tax credits
  Obligations under capital leases              39,599        22,786
  FERC settlement - refund                      37,337        43,159
   obligation
  Other regulatory liabilities                  73,313        43,309
  Decommissioning                              129,503       107,365
  Regulatory reserves                          267,771       159,287
  Accumulated provisions                         2,016         1,971
  Other                                         16,014        17,524
                                            ----------    ----------
  TOTAL                                      1,140,717       998,823
                                            ----------    ----------
  Long-term debt                             1,082,579     1,159,830

         SHAREHOLDER'S EQUITY
  Common stock, no par value, authorized
    1,000,000 shares; issued and
    outstanding 789,350 shares in 1999 and
    1998                                       789,350       789,350
  Retained earnings                            102,131        94,759
                                            ----------    ----------
  TOTAL                                        891,481       884,109
                                            ----------    ----------
  Commitments and Contingencies
  (Notes 2, 9, and 10)

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $3,369,048    $3,431,205
                                            ==========    ==========

  See Notes to Financial Statements.

                     SYSTEM ENERGY RESOURCES, INC.
                    STATEMENTS OF RETAINED EARNINGS

                                         For the Years Ended December 31,
                                             1999      1998       1997
                                                  (In Thousands)

Retained Earnings, January 1               $94,759   $60,583     $72,088

  Add:
    Net income                              82,372   106,476     102,295

  Deduct:
    Dividends declared                      75,000    72,300     113,800
                                          --------   -------     -------
Retained Earnings, December 31 (Note 8)   $102,131   $94,759     $60,583
                                          ========   =======     =======

See Notes to Financial Statements.


                       SYSTEM ENERGY RESOURCES, INC.

              SELECTED FINANCIAL DATA - FIVE-YEAR COMPARISON


                                 1999         1998         1997         1996        1995
                                                   (Dollars In Thousands)
Operating revenues            $  620,032   $  602,373   $  633,698   $  623,620   $  605,639
Net income                    $   82,372   $  106,476   $  102,295   $   98,668   $   93,039
Total assets                  $3,369,048   $3,431,205   $3,432,031   $3,461,293   $3,431,012
Long-term obligations (1)     $1,122,178   $1,182,616   $1,364,161   $1,474,427   $1,264,024
Electric energy sales (GWH)        7,567        8,259        9,735        8,302        7,212

(1) Includes long-term debt (excluding current maturities) and noncurrent capital lease obligations.

                   ENTERGY CORPORATION AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS

NOTE  1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Entergy Corporation,
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

       As required by generally accepted accounting principles, all significant intercompany transactions have been eliminated in the consolidated financial statements. The domestic utility companies and System Energy maintain accounts in accordance with FERC and other regulatory guidelines. Certain previously reported amounts have been reclassified to conform to current classifications, with no effect on net income or shareholders' equity.

      Entergy Corporation sold its investments in Entergy London and CitiPower in December 1998. Accordingly, the consolidated balance sheet does not include amounts for these entities as of December 31, 1998. The consolidated statements of income and cash flows for 1998 include amounts for Entergy London and CitiPower through the dates of their respective sales.

Use of Estimates in the Preparation of Financial Statements

      The  preparation  of  Entergy  Corporation's  and  its  subsidiaries'
financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Adjustments to the reported amounts of assets and liabilities may be necessary in the future to the extent that future estimates or actual results are different from the estimates used.

Revenues and Fuel Costs

     Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi generate, transmit, and distribute electricity primarily to retail customers in
Arkansas,  Louisiana, and Mississippi, respectively.  Entergy  Gulf  States generates, transmits, and distributes electricity primarily to retail customers in Texas and Louisiana. Entergy Gulf States also distributes gas to retail customers in and around Baton Rouge, Louisiana. Entergy New Orleans sells both electricity and gas to retail customers in the City of New Orleans, except for Algiers, where Entergy Louisiana is the electricity supplier.

      System Energy's operating revenues are intended to recover operating expenses and capital costs attributable to Grand Gulf 1 from Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1, plus System Energy's effective interest cost for its debt allocable to its investment in Grand Gulf 1. System Energy's proposed rate increase is discussed in
Note 2 to the financial statements.

      The domestic utility companies accrue estimated revenues for energy delivered since the latest billings. The domestic utility companies' rate schedules include either fuel adjustment clauses or fixed fuel factors, both of which allow either current recovery or deferral of fuel costs until such costs are reflected in the related revenues. Fixed fuel factors remain in effect until changed as part of a general rate case, fuel reconciliation, or fixed fuel factor filing.

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

      Net utility plant by company and functional category, as of December 31, 1999, is shown below (in millions):

                                                        Entergy       Entergy      Entergy      Entergy     Entergy      System
                                            Entergy     Arkansas    Gulf States   Louisiana   Mississippi New Orleans    Energy
Production
      Nuclear                                $6,766       $  913       $1,853       $1,832       $    -      $    -     $ 2,157
      Other                                   1,396          338          585          201          199          15           -
Transmission                                  1,597          455          495          311          300          27           9
Distribution                                  3,225          964          889          742          463         167           -
Other                                           567           99          152          118           92          17          16
Plant acquisition adjustment -
      Entergy Gulf States                       407            -            -            -            -           -           -
Other                                            86            -           20            -            -          66           -
Construction work in progress                 1,590          267          145          108           67          30          59
Nuclear fuel                                    374           95           71           52            -           -          78
      (leased and owned)
Accumulated provision for
      Decommissioning (1)                      (418)        (271)         (64)         (83)           -           -           -
                                         --------------------------------------------------------------------------------------
         Utility plant - net             $   15,590  $     2,860  $     4,146  $     3,281  $     1,121  $      322   $   2,319
                                         ======================================================================================

(1) The decommissioning liabilities related to Grand Gulf 1, Pilgrim, and the 30% of River Bend previously owned by Cajun are recorded in the applicable Balance Sheets in "Deferred Credits and Other Liabilities - Decommissioning."

      Depreciation is computed on the straight-line basis at rates based on the estimated service lives and costs of removal of the various classes of property. Depreciation rates on average depreciable property are shown below:

                  Entergy   Entergy      Entergy      Entergy      Entergy    System
        Entergy   Arkansas  Gulf States  Louisiana  Mississippi  New Orleans  Energy
  1999    2.9%      3.2%      2.4%         2.9%        2.4%         3.0%        3.3%
  1998    3.0%      3.3%      2.6%         3.0%        2.5%         3.1%        3.3%
  1997    3.2%      3.1%      2.8%         3.0%        2.5%         3.1%        3.4%

      AFUDC represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash through depreciation provisions included in rates.

Jointly-Owned Generating Stations

       Certain Entergy subsidiaries jointly own electric generating facilities with third parties. The investments and expenses associated with these generating stations are recorded by the Entergy subsidiaries to the extent of their respective undivided ownership interests. As of December 31, 1999, the subsidiaries' investment and accumulated depreciation in each of these generating stations were as follows:

                                                    Total
                                                   Megawatt                            Accumulated
        Generating Stations           Fuel-Type   Capability  Ownership  Investment    Depreciation
                                                                               (In Millions)
Entergy Arkansas
 Independence         Unit 1            Coal         836        31.50%    $  118        $    55
                      Common            Coal                    15.75%        30             13
                       Facilities
 White Bluff          Units 1 and 2     Coal       1,659        57.00%       404            205
Entergy Gulf States
 Roy S. Nelson        Unit 6            Coal         550        70.00%       403            199
 Big Cajun 2          Unit 3            Coal         540        42.00%       227            106
Entergy Mississippi -
 Independence         Units 1 and 2     Coal       1,678        25.00%       227             95
System Energy -
 Grand Gulf           Unit 1           Nuclear     1,200        90.00%(1)  3,483          1,313
Entergy Power -
 Independence         Unit 2            Coal         842        14.37%        81             32


(1)Includes  an  11.5%  leasehold interest held by System  Energy.   System
   Energy's Grand Gulf 1 lease obligations are discussed in Note 10 to the financial statements.

Income Taxes

      Entergy Corporation and its subsidiaries file a U.S. consolidated federal income tax return. Income taxes are allocated to the subsidiaries in proportion to their contribution to consolidated taxable income. SEC regulations require that no Entergy subsidiary pay more taxes than it would have paid if a separate income tax return had been filed. In accordance with SFAS 109, "Accounting for Income Taxes," deferred income taxes are recorded for all temporary differences between the book and tax basis of assets and liabilities, and for certain credits available for carryforward.

      Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

      Investment tax credits are deferred and amortized based upon the average useful life of the related property, in accordance with ratemaking treatment.

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

Investments

       Entergy applies the provisions of SFAS 115, "Accounting for Investments for Certain Debt and Equity Securities," in accounting for investments in decommissioning trust funds. As a result, Entergy has recorded on the consolidated balance sheet $136 million of additional value in its decommissioning trust funds. This increase represents the amount by which the fair value of the securities held in such funds exceeds the amounts deposited plus the earnings on the deposits. In accordance with the regulatory treatment for decommissioning trust funds, the domestic utility companies and System Energy have recorded an offsetting amount in unrealized gains on investment securities as a regulatory liability in other deferred credits.

     Decommissioning  trust  funds for Pilgrim do  not  receive  regulatory treatment. Accordingly, unrealized gains recorded on the assets in Pilgrim's trust funds are recognized as a separate component of shareholders' equity because these assets are classified as available for sale.

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

Earnings per Share

      The average number of common shares outstanding for the presentation of diluted earnings per share were greater by approximately 199,000 shares in 1999, 176,000 shares in 1998, and 140,000 shares in 1997, than the number of such shares for the presentation of basic earnings per share due to Entergy's stock option and other stock compensation plans discussed more thoroughly in Note 5 to the financial statements.

      Options to purchase approximately 5,205,000, 149,000, and 225,000 shares of common stock at various prices were outstanding at the end of 1999, 1998, and 1997, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares at the end of each of the years presented.

Application of SFAS 71

     The domestic utility companies and System Energy currently account for the effects of regulation pursuant to SFAS 71, "Accounting for the Effects of Certain Types of Regulation." This statement applies to the financial statements of a rate-regulated enterprise that meet three criteria. The enterprise must have rates that (i) are approved by the regulator; (ii) are cost-based; and (iii) can be charged to and collected from customers. These criteria may also be applied to separable portions of a utility's business, such as the generation or transmission functions, or to specific classes of customers. If an enterprise meets these criteria, it may capitalize costs that would otherwise be charged to expense if the rate actions of its regulator make it probable that those costs will be recovered in future revenue. Such capitalized costs are reflected as regulatory assets in the accompanying financial statements. SFAS 71 requires that rate-regulated enterprises assess the probability of recovering their regulatory assets at each balance sheet date. When an enterprise concludes that recovery of a regulatory asset is no longer probable, the regulatory asset must be removed from the entity's balance sheet.

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

      EITF 97-4: "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101" specifies that SFAS 71 should be discontinued at a date no later than when the effects of a transition to competition plan for all or a portion of the entity subject to such plan are reasonably determinable. Additionally, EITF 97-4 promulgates that regulatory assets to be recovered through cash flows derived from another portion of the entity that continues to apply SFAS 71 should not be written off; rather, they should be considered regulatory assets of the segment that will continue to apply SFAS 71.

      As described in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS," management believes that definitive outcomes have not yet been determined regarding transition to competition in any of Entergy's jurisdictions. Therefore, the regulated operations of the domestic utility companies and System Energy continue to apply SFAS 71. Arkansas and Texas have enacted retail open access laws, but Entergy believes that significant issues remain to be addressed by Arkansas and Texas regulators, and the enacted laws do not provide sufficient detail to reasonably determine the impact on Entergy Arkansas' and Entergy Gulf States' regulated operations.

Transition to Competition Liabilities

      In conjunction with the transition to competition of the electric utility industry in certain jurisdictions in which the domestic utility companies operate, regulatory mechanisms have been established to mitigate potential stranded costs. These mechanisms include the transition cost account at Entergy Arkansas, which is discussed further in Note 2 to the financial statements. Also included is a provision in the Texas transition legislation that allows depreciation on transmission and distribution assets to be directed toward generation assets. The liabilities recorded as a result of these mechanisms are classified as "transition to competiton" deferred credits.

Domestic Operating Company Deregulated Operations

    Entergy Gulf States does not apply regulatory accounting principles to its wholesale jurisdiction, steam department, Louisiana retail deregulated portion of River Bend, and the 30% interest in River Bend formerly owned by Cajun. The Louisiana retail deregulated portion of River Bend is operated under a deregulated asset plan representing a portion (approximately 24%) of River Bend plant costs, generation, revenues, and expenses established under a 1992 LPSC order. The plan allows Entergy Gulf States to sell the electricity from the deregulated assets to Louisiana retail customers at
4.6 cents per KWH or off-system at higher prices, with certain provisions for sharing such incremental revenue above 4.6 cents per KWH between ratepayers and shareholders.

    The results of these deregulated operations before interest charges for the years ended December 31, 1999, 1998, and 1997 are as follows (in thousands):

                                                      1999        1998         1997
Operating revenues                                  $ 166,509   $ 178,303    $ 155,471
Operating expenses
        Fuel, operating, and maintenance              126,917     137,579       89,987
        Depreciation                                   35,141      39,497       36,351
                                                    ---------   ---------    ---------
Total operating expense                               162,058     177,076      126,338
Income tax expense                                        628       1,154        9,416
                                                    ---------   ---------    ---------
Net income from deregulated utility operations      $   3,823   $      73     $ 19,717
                                                    =========   =========    =========

      The net investment associated with these deregulated operations as of December 31, 1999 and 1998 was approximately $835 million and $864 million, respectively.

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

      Assets regulated under traditional cost-of-service ratemaking, and thereby subject to SFAS 71 accounting, are generally not subject to impairment because this form of regulation assures that all allowed costs are subject to recovery. However, certain deregulated assets and other operations of the domestic utility companies totaling approximately $1.2 billion (pre-tax) could be affected in the future. Those assets include Entergy Arkansas' and Entergy Louisiana's retained shares of Grand Gulf 1, Entergy Gulf States' Louisiana deregulated asset plan, the Texas jurisdictional abeyed portion of the River Bend plant and the portion of River Bend transferred from Cajun, and wholesale operations. Additionally, as noted above, the discontinuation of SFAS 71 regulatory accounting principles would require that Entergy review the affected assets for impairment.

Derivative Financial Instruments and Commodity Derivatives

      As a part of its overall risk management strategy, Entergy uses a variety of derivative financial instruments and commodity derivatives, including interest rate swaps and natural gas and electricity futures, forwards, and options.

     Entergy accounts for derivative financial instruments used to mitigate interest rate risk in accordance with hedge accounting. Gains or losses from rate swaps used for such purposes that are sold or terminated are deferred and amortized over the remaining life of the debt instrument being hedged by the interest rate swap. If the debt instrument being hedged by the interest rate swaps is extinguished, any gain or loss attributable to the swap would be recognized in the period of the transaction. Additional information concerning Entergy's interest rate swaps outstanding as of December 31, 1999 is included in Note 7 to the financial statements.

      Entergy's power marketing and trading business engages in price risk management activities for trading purposes. To conduct these activities, the business uses futures, forwards, swaps, and options, and uses the mark-to-market method of accounting. Under the mark-to-market method of accounting, forwards, futures, swaps, options, and other financial instruments with third parties are reflected at market value in the balance sheets. Changes in the assets and liabilities from these instruments (resulting primarily from newly originated transactions and the impact of price movements) are recognized currently in the statements of income. The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value, and volatility factors underlying the commitments.

New Accounting Pronouncements

      In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for Entergy in 2001. This statement requires that all derivatives be recognized in the balance sheet, either as assets or liabilities, and measured at fair value. The statement also requires the designation and reassessment of all hedging relationships. The changes in fair value of derivatives will be recognized in earnings or in comprehensive income, depending on the type of hedge relationship involved. Entergy has not completed its analysis of the effect that the adoption of SFAS 133 will have on its financial position, results of operations, or cash flows.

      In February 2000, the FASB issued an SFAS exposure draft which would be effective for fiscal years beginning after June 15, 2001. The proposed SFAS would require initial measurement and recognition of the liability for closure and removal of long-lived assets, including decommissioning, at fair value at the time the SFAS is adopted. Determination of fair value will likely require the estimation and discounting of future cash flows using an expected present value technique. An asset partially offsetting the liability would be determined by further discounting the liability to the time it was first incurred, which is initial contamination of a nuclear plant. This asset and the related accumulated depreciation would be presented with other plant costs on the balance sheet because the cost of decommissioning/closing the plant would be recognized as part of the total cost of the plant asset. Any difference between the liability recognized and the related net asset recognized at the time the proposed SFAS is adopted would be treated as a cumulative effective adjustment in the statement of income, unless it is probable that the difference will ultimately be recoverable from or refundable to customers. In that case, a regulatory asset or liability would be recorded. Decommissioning expense following the effective date of the proposed SFAS would be determined independently of the regulatory treatment of such expense and could be higher than the current level of expense being recognized. Amortization of any regulatory asset or liability recorded at the time of adoption of the SFAS would mitigate any impact on net income.


NOTE 2.   RATE AND REGULATORY MATTERS

Electric Industry Restructuring

Arkansas

(Entergy Corporation and Entergy Arkansas)

     In April 1999, the Arkansas legislature enacted a law providing for competition in the electric utility industry through retail open access on January 1, 2002. With retail open access, generation operations will become a competitive business, but transmission and distribution operations will continue to be regulated. The APSC may delay implementation of retail open access, but not beyond June 30, 2003. The provisions of the new law:

     o require utilities to separate (unbundle) their costs into generation, transmission, distribution, and customer service functions;
     o require operation of transmission facilities by an organization independent from the generation, distribution, and retail operations;
     o provide for the determination of and mitigation measures for generation market power, which could require generation asset divestitures;
     o allow for recovery of stranded and transition costs if the costs are approved by the APSC;
     o allow for the securitization of approved stranded costs; and
     o freeze residential and small business customer rates for three years by utilities that will recover stranded costs.

        Entergy Arkansas filed separate generation, transmission, distribution, and customer service rates with the APSC in December 1999. The rates were based on the cost-of-service study that formed the basis of the rates included in the 1997 settlement agreement. Hearings on the rate filing are scheduled for September 2000. If approved, these rates will become effective July 1, 2001. Entergy Arkansas also filed notice with the APSC in December 1999 of its intent to recover stranded costs. The APSC and various participants in the industry, including Entergy Arkansas, are currently in the process of implementing the legislation through various rulemaking and other proceedings.

Texas

(Entergy Corporation and Entergy Gulf States)

     In June 1999, the Texas legislature enacted a law providing for competition in the electric utility industry through retail open access. The law provides for retail open access by most electric utilities, including Entergy Gulf States, on January 1, 2002. With retail open access, generation and a new retail provider operation will be competitive businesses, but transmission and distribution operations will continue to be regulated. The new retail provider function will be the primary point of contact with the customers for most services beyond initiation of electric service and restoration of service following an outage. The provisions of the new law:

     o require a rate freeze through January 1, 2002 with frozen rates beyond that for residential and small commercial customers of incumbent utilities;
     o require utilities to separate (unbundle) their generation, transmission and distribution, and retail electric provider functions. Entergy Gulf States filed its plan in January 2000 with the PUCT to separate its functions. The plan included separate transmission and distribution companies;
     o require operation in a non-discriminatory manner of transmission and distribution facilities by an organization independent from the generation and retail operations by the time competition is implemented;
     o allow for recovery of stranded costs incurred in purchasing power and providing electric generation service if the costs are approved by the PUCT;
     o allow securitization of regulatory assets and stranded costs;
     o provide for the determination of and mitigation measures for generation market power; and
     o require utilities to file separated data and proposed transmission, distribution, and competition tariffs by April 1, 2000.

     The market power measures include a limit on the ownership of generation assets by a power generation company within a specified region. The implications of this limit are uncertain for Entergy Gulf States and the Entergy system. However, it is possible that Entergy Gulf States could be required to divest some of its generation assets if Entergy Gulf States is found to have generation market power. The legislation also requires affected utilities to sell at auction, at least 60 days before January 1, 2002, entitlements to at least 15% of their installed generation capacity in Texas. The obligation to auction capacity entitlements continues for up to 60 months after January 1, 2002, or until 40% of customers in the jurisdiction have chosen an alternative supplier, whichever comes first.

     The PUCT and various participants in the industry are currently in the process of implementing the legislation through various rulemaking and other proceedings. Two significant rules have been issued by the PUCT:

     o A code of conduct was approved by the PUCT in December 1999 to ensure that utilities do not allow affiliates to have a business advantage over
       competitors.   The rules allow the continuation of  shared  services
       affiliates, such as Entergy Operations and Entergy Services. Entergy adopted an internal code of conduct to ensure compliance with the new rules.
     o Rules governing the separated costs filing have been issued. Included is a provision establishing, as an alternative to a market-based return on equity, a presumptively reasonable return on equity for a distribution utility at 200 basis points over its cost of debt. The provision allows the utility to provide evidence that the return should be higher. The rules also provide that the utility may propose a performance-based enhancement to the authorized rate of return, based on distribution and transmission company independence. Management does not agree with the arbitrary level set in the rule and will seek a higher return in its separated costs filing. A workshop has been held by the PUCT to discuss opportunities to seek a performance-based return.

Louisiana

(Entergy Corporation, Entergy Gulf States, and Entergy Louisiana)

      In September 1996, Entergy Gulf States and Entergy Louisiana filed proposals with the LPSC designed to achieve an orderly transition to retail electric competition in Louisiana, while protecting certain classes of ratepayers from bearing the burden of cost shifting. In 1997 and 1998, the LPSC identified areas and issues for consideration in the generic rulemaking docket on competition in the electric utility industry. In March 1999, the LPSC deferred making a decision on whether electric restructuring in Louisiana is in the public interest, but approved the development of a Louisiana specific plan for possible future implementation. The LPSC staff, outside consultants, and counsel were directed to work together to analyze and resolve outstanding issues and recommend a plan for the implementation of retail competition for consideration by the LPSC by January 1, 2001. The LPSC staff, outside consultants, counsel, and industry members are working together to develop a plan to be submitted to the LPSC.

Mississippi

(Entergy Corporation and Entergy Mississippi)

      Since 1996, Entergy Mississippi and the MPSC have been addressing issues regarding an orderly transition to a more competitive retail market for electricity. As a result, the MPSC issued, for informational purposes and to spur discussion, a proposed transition plan in June 1998. The plan provided for retail competition in Mississippi to begin January 1, 2001 and for recovery of allowable stranded costs through a non-bypassable charge during a transition period between January 2001 and the end of 2004. In preparing for competition, the MPSC has conducted hearings on:

     o market power and reliability studies filed by the two investor-owned utilities in Mississippi;
     o certification requirements and load dispatch and control rules;
     o cost of service issues;
     o holding company issues;
     o rules and regulations that possibly could be promulgated, after appropriate state legislation, to implement retail electric competition;
     o stranded costs; and
     o rate caps and performance-based rates.

In February 2000, legislation was introduced in Mississippi to establish a study committee to consider retail competition and provide a report to the legislature by December 1, 2000. If this legislation passes, the transition plan discussed above would be put on hold until this report has been reviewed. Management does not expect deregulation in Mississippi to occur prior to 2003.

New Orleans

(Entergy Corporation and Entergy New Orleans)

     Entergy New Orleans filed an electric transition to competition plan in September 1997. This plan is similar to those filed for the other domestic utility companies. No procedural schedule has been established for consideration of that plan by the Council.

     In October 1998, the Council established a procedural schedule to determine if natural gas retail competition is in the public interest. In April 1999, Entergy New Orleans filed a plan that would allow for gas retail open access in New Orleans. The plan outlines the conditions under which Entergy New Orleans could support gas retail open access should the Council find it in the public interest. Hearings on retail competition for gas service were held in November 1999. No further action has been taken by the Council.

Retail Rate Proceedings

Filings with the APSC  (Entergy Corporation and Entergy Arkansas)

      Entergy Arkansas is operating under the terms of a settlement agreement approved by the APSC in December 1997 that provides for the following:

     o accelerated payment of Entergy Arkansas' Grand Gulf purchased power obligation in an amount totaling $165.3 million over the period from January 1999 to June 2004;
     o collecting earnings in excess of an 11% return on equity in a transition cost account to offset stranded costs when retail access is implemented;
     o a rate freeze until at least July 1, 2001; and
     o rate decreases totaling $200 million over the two-year period 1998-1999. The net income effect from the rate reductions was approximately $22 million.

During 1999, Entergy Arkansas' operating expenses reflected reserves of $15.4 million ($9.5 million net of taxes) to record the 1999 accrual of excess earnings and an adjustment of the 1998 accrual. As of December 31, 1999, the transition cost account balance was $109.9 million. Additional reserves may also be required in 2000 based on earnings reviews.

     In March 1999, Entergy Arkansas filed its annually redetermined energy cost rate with the APSC in accordance with the Energy Cost Recovery Rider formula and special circumstances agreement. The filing reflected that an increase was warranted to offset an under-recovery of the energy costs for 1998. The increased energy cost rate is effective April 1999 through March 2000.

Filings with the PUCT and Texas Cities

Rate Proceedings  (Entergy Corporation and Entergy Gulf States)

     In June 1999, the PUCT approved the settlement agreement that Entergy Gulf States entered into in February 1999. The settlement agreement resolved Entergy Gulf States' 1996 and 1998 rate proceedings and all of the settling parties' pending appeals in other matters, except for the appeal in the River Bend abeyed cost recovery proceeding discussed below. The Office of Public Utility Counsel, an intervenor in the proceeding, has appealed certain aspects of this settlement to Travis County District Court. Entergy Gulf States cannot predict the impact of the appeal.

     The settlement agreement provides for the following:

     o an annual $4.2 million base rate reduction, effective March 1, 1999, which is in addition to the annual $69 million base rate reduction
       (net of River Bend accounting order deferrals) in the PUCT's second order on rehearing in October 1998;
     o a methodology for semi-annual revisions of the fixed fuel factor based on the market price of natural gas;
     o a base rate freeze through June 1, 2000. The Texas restructuring law extends the base rate freeze through December 2001;
     o amortization of the remaining River Bend accounting order deferrals as of January 1, 1999, over three years on a straight-line basis, and the accounting order deferrals will not be recognized in any subsequent base rate case or stranded cost calculation;
     o the dismissal of all pending appeals of the settling parties relating to Entergy Gulf States' proceedings with the PUCT, except the River Bend abeyed plant costs appeal discussed below; and
     o the potential recovery in the River Bend appeal is limited to $115 million net plant in service as of January 1, 2002, less depreciation over the remaining life of the plant beginning January 1, 2002 through the date the plant costs are included in rate base, and any such recovery will not be used to increase rates above the level agreed to in the settlement agreement.

      As  a result of the settlement agreement, in June 1999, Entergy  Gulf
States:

     o removed from its balance sheet a $207.3 million deferred asset and the associated provision recorded for unrecovered purchased power costs and deferred revenue from NISCO, which had no net income impact on Entergy Gulf States;
     o removed the reserve recorded in December 1997 for River Bend plant costs held in abeyance and reduced the plant asset, resulting in other income of $4.8 million; and
     o removed the $93.9 million reserve recorded in 1998 for the amortization of River Bend accounting order deferrals to reflect the three-year amortization schedule detailed in the agreement. The income impact of this removal was largely offset by an increase in the rate of amortization of the accounting order deferrals.

     In June 1999, the PUCT instituted a proceeding to consider the final adjustment of the rate refunds ordered as a result of Entergy Gulf States' November 1996 rate case. These refunds were required to occur over the fourteen-month period from August 1998 through September 1999. The PUCT issued an order in July 1999 adopting a calculation methodology which required Entergy Gulf States to refund an additional $25 million. This refund was recorded as a reduction in operating revenues.

     In September and October 1999, seven cities in Entergy Gulf States' Texas service territory enacted ordinances purporting to require Entergy Gulf States to "book and hold in a suspense account all revenues from the sale of River Bend power attributable to the 30% share acquired from Cajun pending regulatory determination of the appropriate regulatory treatment of such power." The ordinances had an effective date of December 1997. Entergy Gulf States filed for a review of the ordinances at the PUCT in October 1999. In November 1999, Entergy Gulf States and the cities entered into a settlement agreement under which the parties agreed that the ordinances only required Entergy Gulf States to provide monthly informational reports concerning certain expenses, revenues, and operations associated with the 30% share. Entergy Gulf States treats the 30% share as a non-regulated operation.

Recovery of River Bend Costs  (Entergy Corporation and Entergy Gulf States)

     In March 1998, the PUCT disallowed recovery of $1.4 billion of company-wide abeyed River Bend plant costs which have been held in abeyance since
1988.   Entergy Gulf States appealed the PUCT's decision on this matter  to the Travis County District Court in Texas. In June 1999, subsequent to the settlement agreement discussed above, Entergy Gulf States removed the reserve for River Bend plant costs held in abeyance and reduced the value of the plant asset. The settlement agreement limits potential recovery of the remaining plant asset, less depreciation, to $115 million, beginning January 1, 2002 through the date the plant costs are included in rate base, and any such recovery will not be used to increase rates above the level as agreed to in the settlement agreement. The settlement agreement also prohibits Entergy Gulf States from acting on its appeal until January 1,
2002.   Based on advice of counsel, management believes that it is probable that the matter will be remanded again to the PUCT for a further ruling on the prudence of the abeyed plant costs and it is reasonably possible that
some  portion  of these costs will be included in rate base.   However,  no
assurance can be given that additional reserves or write-offs will not be required in the future.

PUCT Fuel Cost Review  (Entergy Corporation and Entergy Gulf States)

     In September 1998, Entergy Gulf States filed an application with the PUCT for an increase in its fixed fuel factor and for a surcharge to Texas retail customers for the cumulative under-recovery of fuel and purchased power costs. The PUCT issued an order in December 1998 approving the implementation of a revised fuel factor and fuel and purchased power surcharge that would result in recovery of $112.1 million of under-recovered fuel costs, inclusive of interest, over a 24-month period. These increases were implemented in the first billing cycle in February 1999. North Star Steel Texas, Inc. has appealed the PUCT's order to the State District Court in Travis County, Texas. Entergy Gulf States cannot predict the outcome of this appeal.

     Based on the settlement agreement discussed above, Entergy Gulf States adopted a methodology for calculating its fixed fuel factor based on the market price of natural gas. This calculation and any necessary adjustments began semi-annually as of March 1, 1999 and are scheduled to continue until December 2001. The calculation for the factor to be implemented March 1, 1999 showed that the fuel factor adopted in the December 1998 PUCT order should be reduced. This fuel factor reduction was approved by the PUCT in February 1999. The calculation for the factor to be implemented September 1, 1999 showed, and the PUCT approved on an interim basis, an increase in the fuel factor.

     The amounts collected under Entergy Gulf States' fixed fuel factor are, and will continue to be, the subject of fuel reconciliation proceedings before the PUCT, including a fuel reconciliation case filed by Entergy Gulf States in July 1999. In February 2000, Entergy Gulf States reached a unanimous settlement with all parties to the proceeding. Entergy Gulf States is reconciling approximately $731 million (after excluding approximately $14 million related to Cajun issues to be handled in a subsequent proceeding) of fuel and purchased power costs. The settlement reduces Entergy Gulf States' requested surcharge in the reconciliation filing from $14.7 million to $2.2 million. Although the settlement terms are still being finalized, the parties will ask the PUCT to allow the remaining $2.2 million surcharge to be recovered beginning with the April 2000 billing cycle and continue until January 2001. In addition, Entergy Gulf States agreed to file a fuel reconciliation case by January 12, 2001 covering the period from March 1, 1999 through August 31, 2000.

     In September 1999, Entergy Gulf States filed an application with the PUCT requesting an interim fuel surcharge to collect under-recovered fuel and purchased power expenses incurred from March 1999 through July 1999. In December 1999, the PUCT approved the collection of $33.9 million over a five-month period beginning January 2000. The fuel and purchased power expenses contained in this surcharge will be subject to future fuel reconciliation proceedings.

Filings with the LPSC

Annual Earnings Reviews  (Entergy Corporation and Entergy Gulf States)

     In May 1995, Entergy Gulf States filed its second required post-Merger earnings analysis with the LPSC. Hearings on this review were held in December 1995. In October 1996, the LPSC ordered a $33.3 million annual base rate reduction and a $9.6 million refund. One component of the rate reduction removes from base rates approximately $13.4 million annually of costs that will be recovered in the future through the fuel adjustment clause. Subsequently, Entergy Gulf States appealed the LPSC's order and obtained an injunction to stay the order, except insofar as it requires the $13.4 million reduction, which Entergy Gulf States implemented in November 1996. In addition, pursuant to an October 1996 settlement with the LPSC, Entergy Gulf States will be allowed to recover $8.1 million annually related to certain gas transportation and storage facilities costs. This amount will be applied as an offset to any refunds required. In April 1999, a Louisiana Supreme Court decision reduced the refund that Entergy Gulf States is required to make from $9.6 million to $6.0 million. The case has been remanded to the LPSC and management is continuing to evaluate the implications of this decision.

      In May 1996, Entergy Gulf States filed its third required post-Merger earnings analysis with the LPSC. Based on this filing, Entergy Gulf States implemented a $5.3 million annual rate reduction in June 1996. In September 1998, the LPSC issued an order in the third required post-Merger earnings analysis that required a refund of $44.8 million for the period June 1996 through May 1997, and a prospective rate reduction of $54.6 million effective September 20, 1998. The decision is on appeal to the Louisiana Supreme Court.

     In May 1997, Entergy Gulf States filed its fourth post-Merger earnings analysis with the LPSC. Hearings were concluded in 1998 and a final decision by the LPSC is expected during the second or third quarter of 2000.

     In May 1998, Entergy Gulf States filed its fifth required post-Merger earnings analysis with the LPSC. This filing will be subject to review by the LPSC and may result in a change in rates. Hearings were held in May 1999 and a decision by the LPSC is expected in the fourth quarter of 2000 or the first quarter of 2001. In a bifurcated proceeding, the LPSC investigated transactions between Entergy Gulf States and other Entergy affiliates. Hearings were held in December 1999.

     In  May 1999, Entergy Gulf States filed its sixth required post-Merger
earnings analysis with the LPSC. Hearings were held in February 2000.   The
timing of a final decision in the proceeding is not certain.

      Entergy Gulf States' operating revenues during the fourth quarter of 1998 reflected reserves of $102.2 million ($60.9 million net of taxes) based on management's estimates of the probable outcome of the annual earnings reviews as well as the effects of the LPSC fuel cost review discussed below. Additional reserves of $36.1 million ($22.2 million net of taxes), including interest, are reflected in operating revenues in 1999. Proceedings on issues in the second, third, fourth, fifth, and sixth post-Merger earnings analyses will continue.

LPSC Fuel Cost Review  (Entergy Corporation and Entergy Gulf States)

      In September 1996, the LPSC completed the second phase of its review of Entergy Gulf States' fuel costs, which covered the period October 1991 through December 1994. In October 1996, the LPSC ordered a $34.2 million refund. The refund includes a disallowance of $14.3 million of capital costs (including interest) related to certain gas transportation and storage facilities, which were recovered through the fuel clause, and which have been refunded pursuant to an October 1996 settlement with the LPSC. Entergy Gulf States will be permitted to recover these costs in the future through base rates. In January 1999, the Louisiana Supreme Court affirmed the LPSC's October 1996 order. In accordance with this decision, Entergy Gulf States refunded $26.2 million, including interest, in August 1999. Management reserved for this refund in 1998 in connection with estimates of the probable outcome of this proceeding and the annual earnings reviews discussed above.

Formula Rate Plan Filings (Entergy Corporation and Entergy Louisiana)

      In May 1997, Entergy Louisiana made its second annual performance-based formula rate plan filing with the LPSC for the 1996 test year. This filing resulted in a total rate reduction of approximately $54.5 million, which was implemented in July 1997. At the same time, rates were reduced by an additional $0.7 million and by an additional $2.9 million effective March 1998. Upon completion of the hearing process in December 1998, the LPSC issued an order requiring an additional rate reduction and refund, although the resulting amounts were not quantified. Entergy Louisiana has appealed this order and obtained a preliminary injunction pending a final decision on appeal.

     In September 1998, Entergy Louisiana made its third annual performance-based formula rate plan filing with the LPSC for the 1997 test year. Entergy Louisiana settled this filing with the LPSC in the third quarter of
1999.   The  settlement required no further change in  Entergy  Louisiana's base rates. Entergy Louisiana will recover a $4.3 million excess credit as an offset to future rate reductions.

       In April 1999, Entergy Louisiana submitted its fourth annual performance-based formula rate plan filing for the 1998 test year. The filing indicated that a $20.7 million base rate reduction might be appropriate. An interim rate reduction of $15.0 million was implemented effective August 1, 1999. Entergy Louisiana's filing will be subject to further review by the LPSC, which may result in an additional change in rates. Entergy Louisiana has provided reserves for the potential of further rate reductions. Hearings are scheduled with the LPSC in May 2000.

Fuel   Adjustment  Clause  Litigation   (Entergy  Corporation  and  Entergy
Louisiana)

     In May 1998, a group of ratepayers filed a complaint against Entergy Corporation, Entergy Power, and Entergy Louisiana in state court in Orleans Parish purportedly on behalf of all Entergy Louisiana ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with the costs included in fuel filings with the LPSC and passed through to ratepayers. Among other things, plaintiffs allege that Entergy Louisiana improperly introduced certain costs into the calculation of the fuel charges, including imprudently purchased high-cost electricity from its affiliates and imprudently purchased high-cost gas. Plaintiffs allege that these practices violated Louisiana's antitrust laws. In addition, plaintiffs seek to recover interest and attorney fees. Exceptions have been filed by Entergy, asserting that this dispute should be litigated before the LPSC and FERC. At the appropriate time, if necessary, Entergy will raise its defenses to the antitrust claims. At present, the suit in state court is stayed by stipulation of the parties.

     Plaintiffs also filed this complaint with the LPSC to initiate a review by the LPSC of Entergy Louisiana's monthly fuel adjustment charge filings and to force restitution to ratepayers of all costs that the plaintiffs allege were improperly included in those fuel adjustment filings. Marathon Oil Company and Louisiana Energy Users Group have also intervened in the LPSC proceeding. Discovery at the LPSC has been conducted and is expected to continue. Direct testimony was filed with the LPSC by plaintiffs and the intervenors in July 1999. In their testimony for the period 1989 through 1998, plaintiffs purport to quantify many of their claims in an amount totaling $544 million, plus interest. The plaintiffs will likely assert additional damages for the period 1974 through 1988. The Entergy companies filed responsive and rebuttal testimony in September 1999. Rebuttal testimony by the plaintiffs and intervenors was filed in November 1999. Direct testimony of the LPSC staff will be filed in April 2000, to which Entergy will be permitted to respond. Hearings before the LPSC are scheduled to begin in September 2000. Entergy intends to defend this matter vigorously, both in court and at the LPSC. The outcome of the lawsuit and the LPSC proceeding cannot be predicted at this time. Management has provided reserves for this, other litigation, and Entergy Louisiana's formula rate plan proceedings based on its estimate of the outcome of these proceedings.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

      In March 1999, Entergy Mississippi submitted its annual performance-based formula rate plan filing for the 1998 test year. In April 1999, the MPSC approved a prospective rate reduction of $13.3 million. This rate reduction went into effect May 1, 1999. In June 1999, Entergy Mississippi revised its March 1999 filing to include a portion of refinanced long-term debt not included in the original filing. This revision resulted in an additional rate reduction of approximately $1.5 million, effective July 1999.

Filings with the Council

1997 Settlement  (Entergy Corporation and Entergy New Orleans)

      Entergy New Orleans submitted its cost of service and revenue requirement filing in September 1997 to the Council. In connection with this filing, Entergy New Orleans filed a settlement agreement with the Council, which was approved in November 1998. The settlement agreement required the following:

     o base rate reductions for Entergy New Orleans' electric customers of $7.1 million effective January 1, 1999, $3.2 million effective October 1, 1999, and $16.1 million effective October 1, 2000;
     o a base rate reduction for Entergy New Orleans' gas customers of $1.9 million effective January 1999; and
     o no base rate increases prior to October 1, 2001.

Natural Gas  (Entergy Corporation and Entergy New Orleans)

     The Council held hearings in May 1999 regarding the prudence of Entergy New Orleans' natural gas purchasing practices.

Fuel  Adjustment  Clause Litigation  (Entergy Corporation and  Entergy  New
Orleans)

     In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the Council. In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel from other Entergy affiliates. Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws. Plaintiffs also seek to recover interest and attorney fees. Exceptions to the plaintiffs' allegations were filed by Entergy, asserting, among other things, that jurisdiction over these issues rests with the Council and FERC. If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims. At present, the suit in state court is stayed by stipulation of the parties.

     Plaintiffs also filed this complaint with the Council in order to initiate a review by the Council of their allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Discovery has begun in the proceedings before the Council. The plaintiffs have not yet stated the amount of damages they claim. Entergy intends to defend this matter vigorously, both in court and before the Council. The ultimate outcome of the lawsuit and the Council proceeding cannot be predicted at this time.

River Bend Cost Deferrals  (Entergy Corporation and Entergy Gulf States)

      Entergy Gulf States was amortizing $182 million of River Bend operating and purchased power costs, depreciation, and accrued carrying charges over a 20-year period; however the PUCT recently accelerated the recovery of these deferrals to a three-year recovery period ending May 1999. The settlement agreement discussed above dismissed Entergy Gulf States' appeal regarding these deferrals and allowed Entergy Gulf States to amortize the remainder of the accelerated balance as of January 1, 1999, over three years on a straight-line basis ending December 31, 2001.

Grand Gulf 1 Deferrals and Retained Shares

(Entergy Corporation and Entergy Arkansas)

      Under the settlement agreement entered into with the APSC in 1985 and amended in 1988, Entergy Arkansas retains 22% of its 36% share of Grand Gulf 1-related costs and recovers the remaining 78% of its share in rates. In the event that Entergy Arkansas is not able to sell its retained share to third parties, it may sell such energy to its retail customers at a price equal to its avoided energy cost, which is currently less than Entergy Arkansas' cost of energy from its retained share.

(Entergy Corporation and Entergy Louisiana)

      In a series of LPSC orders, court decisions, and agreements from late 1985 to mid-1988, Entergy Louisiana was granted rate relief with respect to costs associated with Entergy Louisiana's share of capacity and energy from Grand Gulf 1, subject to certain terms and conditions. Entergy Louisiana retains and does not recover from retail ratepayers, 18% of its 14% share of the costs of Grand Gulf 1 capacity and energy and recovers the remaining 82% of its share in rates. Entergy Louisiana is allowed to recover through the fuel adjustment clause 4.6 cents per KWH for the energy related to its retained portion of these costs. Non-fuel operation and maintenance costs for Grand Gulf 1 are recovered through Entergy Louisiana's base rates. Alternatively, Entergy Louisiana may sell such energy to nonaffiliated parties at prices above the fuel adjustment clause recovery amount, subject to the LPSC's approval.

(Entergy Corporation and Entergy New Orleans)

      Under various rate settlements with the Council in 1986, 1988, and 1991, Entergy New Orleans agreed to absorb and not recover from ratepayers a total of $96.2 million of its Grand Gulf 1 costs. Entergy New Orleans was permitted to implement annual rate increases in decreasing amounts each year through 1995, and to defer certain costs and related carrying charges for recovery on a schedule extending from 1991 through 2001. As of December 31, 1999, the uncollected balance of Entergy New Orleans' deferred costs was $35.8 million.

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

Proposed Rate Increase

(System Energy)

      System Energy applied to FERC in May 1995 for a $65.5 million rate increase. The request seeks changes to System Energy's rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation rate, and the rate of return on common equity. The request also includes a proposed change in the accounting recognition of nuclear refueling outage costs from that of expensing those costs as incurred to the deferral and amortization method described in Note 1 to the financial statements. In December 1995, System Energy implemented the $65.5 million rate increase, subject to refund, for which a portion has been reserved. After holding hearings in 1996, a FERC ALJ found that portions of System Energy's request should be rejected, including a proposed increase in return on common equity from 11% to 13% and a requested change in decommissioning cost methodology. The ALJ recommended a decrease in the return on common equity from 11% to 10.86%. Other portions of System Energy's request for a rate increase were approved by the ALJ. All of the ALJ's findings are advisory, and may be accepted, modified, or rejected by FERC in a final order.

      If  FERC  were to approve the ALJ's findings, System Energy would  be required to make a refund of money collected under its proposed tariff in the amount of $228.2 million as of December 31, 1999, together with interest in the amount of $39.6 million. As of December 31, 1999, System Energy has fully provided reserves for this potential refund. It is not certain when FERC may issue a final order in this rate proceeding or whether FERC will accept, modify, or reject the ALJ's findings. Although management believes that the recorded reserves are adequate to reflect the probable outcome of this proceeding, additional reserves or write-offs could be required in the future.

(Entergy Mississippi)

      Entergy Mississippi's allocation of the proposed System Energy wholesale rate increase is $21.6 million annually. In July 1995, Entergy Mississippi filed a schedule with the MPSC that defers the retail recovery of the System Energy rate increase. The deferral plan, which was approved by the MPSC, began in December 1995, the effective date of the System Energy rate increase, and will end after the issuance of a final order by FERC. Under this plan, the deferral period was anticipated to have ended by September 1998, and the deferred amount would have been amortized over 48 months beginning in October 1998. Although the deferral period under the plan has ended, FERC has not yet issued an order. For that reason, Entergy Mississippi filed a revised deferral plan with the MPSC in August 1998 that provides for recovery, effective with October 1998 billings, of $11.8 million of the System Energy rate increase that was approved by the FERC ALJ's initial decision in July 1996. The $11.8 million is being amortized over the original 48-month period, which began in October 1998. The amount of System Energy's proposed increase in excess of the $11.8 million will continue to be deferred until the issuance of a final order by FERC, or October 2000, whichever occurs first. These deferred amounts, plus carrying charges, will be amortized over a 45-month period beginning in October 2000.

(Entergy New Orleans)

      Entergy New Orleans' allocation of the proposed System Energy wholesale rate increase is $11.1 million annually. In February 1996, Entergy New Orleans filed a plan with the Council to defer 50% of the amount of the System Energy rate increase. The deferral began in February 1996 and will end after the issuance of a final order by FERC.

Grand Gulf Accelerated Recovery Tariff

(Entergy Arkansas)

      In April 1998, FERC approved the GGART that Entergy Arkansas filed as part of the settlement agreement that the APSC approved in December 1997. The GGART was designed to allow Entergy Arkansas to pay down a portion of its Grand Gulf purchased power obligation in advance of the implementation of retail access in Arkansas. The GGART provides for the acceleration of $165.3 million of its obligation over the period January 1, 1999 through June 30, 2004. The settlement agreement with the APSC is discussed above in "Filings with the APSC."

(Entergy Mississippi)

      In September 1998, FERC approved the GGART for Entergy Mississippi's allocable portion of Grand Gulf, which was filed with FERC in August 1998. The GGART provides for the acceleration of Entergy Mississippi's Grand Gulf purchased power obligation in an amount totaling $221.3 million over the period October 1, 1998 through June 30, 2004.


NOTE 3.   INCOME TAXES

      Income tax expenses for 1999, 1998, and 1997 consist of the following (in thousands):

              1999                            Entergy    Entergy    Entergy     Entergy     Entergy     System
                                    Entergy   Arkansas Gulf States Louisiana  Mississippi New Orleans   Energy
Current:
  Federal                           $452,568  $ 25,812    $ 64,991  $115,179  $      (660)  $  13,238  $121,733
  Foreign                             27,730         -           -         -            -           -         -
  State                               65,834     5,781      11,669    22,675          131       2,923    18,979
                                    ---------------------------------------------------------------------------
    Total                            546,132    31,593      76,660   137,854         (529)     16,161   140,712
Deferred -- net                     (153,304)   26,334      13,513    (9,953)      19,566      (2,615)  (77,173)
Investment tax credit
   adjustments -- net                (36,161)   (3,915)    (15,008)   (5,533)      (1,500)       (516)   (9,688)
                                    ---------------------------------------------------------------------------
   Recorded income tax expense      $356,667   $54,012  $   75,165  $122,368  $    17,537  $   13,030  $ 53,851
                                    ===========================================================================

             1998                           Entergy    Entergy    Entergy    Entergy      Entergy     System
                                  Entergy  Arkansas  Gulf States Louisiana  Mississippi New Orleans   Energy
Current:
  Federal                         $235,979  $ 68,814  $   43,729  $ 69,551  $    34,984   $  15,010  $  91,107
  Foreign                           28,156         -           -         -            -           -          -
  State                             67,163    14,853      17,218    12,643        5,541       2,530     14,378
                                  ----------------------------------------------------------------------------
    Total                          331,298    83,667      60,947    82,194       40,525      17,540    105,485
Deferred -- net                   (109,474)   (7,153)    (90,314)   32,506      (10,983)     (6,993)   (24,745)
Investment tax credit
   adjustments -- net               44,911    (5,140)     61,140    (5,596)      (1,511)       (505)    (3,477)
                                  ----------------------------------------------------------------------------
   Recorded income tax expense    $266,735   $71,374  $   31,773  $109,104  $    28,031  $   10,042  $  77,263
                                  ============================================================================


              1997                             Entergy     Entergy     Entergy      Entergy       Entergy     System
                                    Entergy    Arkansas  Gulf States  Louisiana   Mississippi   New Orleans   Energy
Current:
  Federal                            $433,444  $ 113,278   $   68,881  $  94,448  $     49,472   $    12,003   $98,428
  Foreign                             237,337          -            -          -             -             -         -
  State                                76,905     23,756        6,007     19,974         9,476         2,096    15,596
                                     ---------------------------------------------------------------------------------
    Total                             747,686    137,034       74,888    114,422        58,948        14,099   114,024
Deferred -- net                      (312,691)   (73,406)    (104,435)    (9,833)      (30,697)       (1,369)  (35,894)
Investment tax credit
   adjustments -- net                  36,346     (4,408)      51,949     (5,624)       (1,507)         (588)   (3,476)
                                     ---------------------------------------------------------------------------------
   Recorded income tax expense       $471,341  $  59,220  $    22,402  $  98,965   $    26,744  $     12,142  $ 74,654
                                     =================================================================================

      Total income taxes differ from the amounts computed by applying the statutory income tax rate to income before taxes. The reasons for the differences for the years 1999, 1998, and 1997 are (amounts in thousands):

                                                   Entergy     Entergy     Entergy    Entergy      Entergy     System
                1999                    Entergy   Arkansas   Gulf States  Louisiana Mississippi  New Orleans   Energy
Computed at statutory rate (35%)       $ 333,093  $  43,164   $   70,058  $ 109,948  $   20,693   $   11,196  $  47,678
Increases (reductions) in tax
      resulting from:
    State income taxes net of
        federal income tax effect         49,487      6,949       18,805     13,741       1,982        1,930      6,080
    Depreciation                          49,460     18,429        4,718      9,577      (1,093)       2,232     15,597
    Rate deferrals - net                    (254)         -          (90)        67         (24)        (207)         -
    Amortization of investment
        tax credits                      (29,015)    (5,132)      (6,642)    (5,532)     (1,500)        (518)    (9,691)
    Flow-through/permanent
        differences                       (8,042)    (5,250)      (2,795)       532        (284)        (272)        27
    US tax benefit on foreign income      (9,584)         -            -          -           -            -          -
    Benefit of Entergy Corporation
        expenses                               -     (3,341)      (4,046)    (4,053)     (1,936)        (754)    (4,552)
    Change in valuation allowance        (46,315)
    Other -- net                          17,837       (807)      (4,843)    (1,912)       (301)        (577)    (1,288)
                                        -------------------------------------------------------------------------------
      Total income taxes                $356,667  $  54,012  $    75,165   $122,368  $   17,537    $  13,030  $  53,851
                                        ===============================================================================
Effective Income Tax Rate                  37.5%      43.8%        37.6%      39.0%       29.7%        40.7%      39.5%




                                                       Entergy     Entergy     Entergy     Entergy     Entergy     System
                  1998                      Entergy   Arkansas   Gulf States  Louisiana  Mississippi New Orleans   Energy
Computed at statutory rate (35%)           $ 368,327  $  63,814  $    27,358  $ 101,007  $    31,734  $    9,162  $  64,309
Increases (reductions) in tax
      resulting from:
    State income taxes net of
        federal income tax effect             37,494      9,289        7,744      9,156        3,053         831      7,421
    Depreciation                              40,578      6,497       11,099      8,147         (686)        888     14,633
    Rate deferrals - net                        (511)       701          659        372       (2,535)        292          -
   Amortization of investment
        tax credits                          (21,285)    (5,136)      (5,061)    (5,592)      (1,512)       (504)    (3,480)
    Flow-through/permanent
        Differences                           (3,570)     1,078       (4,404)      (188)         149        (187)       (18)
    US tax on foreign income                 108,194          -            -          -            -           -          -
    Non-taxable gain on sale
       of foreign assets                     (20,283)         -            -          -            -           -          -
    Change in UK statutory rate              (31,703)         -            -          -            -           -          -
    Foreign subsidiary basis difference      (58,235)         -            -          -            -           -          -
    Reduced rate on gain on sale
       of foreign assets                     (56,712)         -            -          -            -           -          -
    Non-deductible franchise fees              7,315          -            -          -            -           -          -
    Interest on perpetual instruments         (5,467)         -            -          -            -           -          -
    Benefit of Entergy Corporation
        Expenses                                   -     (5,212)      (4,948)    (3,947)      (2,386)       (629)    (4,999)
    Change in valuation allowance           (106,636)
    Other -- net                               9,229        343         (674)       149          214         189      (603)
                                        ----------------------------------------------------------------------------------
      Total income taxes                    $266,735  $  71,374   $   31,773  $ 109,104   $   28,031  $   10,042  $ 77,263
                                        ==================================================================================

Effective Income Tax Rate                      25.3%      39.1%        40.6%      37.8%        30.9%       38.4%      42.1%



                                                     Entergy     Entergy     Entergy     Entergy      Entergy     System
                 1997                     Entergy   Arkansas   Gulf States  Louisiana  Mississippi  New Orleans   Energy
Computed at statutory rate (35%)         $ 270,284  $  64,470  $    28,833  $  84,253  $    32,691  $     9,658  $  61,932
Increases (reductions) in tax
      resulting from:
    State income taxes net of
        federal income tax effect           33,272      8,382        1,274     12,106        3,110        1,191      7,209
    Depreciation                            25,471     (2,784)      (3,670)    13,162          964        2,236     15,563
    Rate deferrals - net                     3,484      1,543        5,575       (526)      (3,504)         396          -
   Amortization of investment
        tax credits                        (19,592)    (4,404)      (3,981)    (5,627)      (1,512)        (589)    (3,479)
    Flow-through/permanent
        Differences                         (6,537)    (1,558)     (14,658)        47          (78)        (187)         -
    UK windfall profits tax                234,080          -            -          -            -            -          -
    Change in UK statutory rate            (64,670)         -            -          -            -            -          -
    Non-deductible franchise fees           17,234          -            -          -            -            -          -
    Interest on perpetual instruments       (9,094)         -            -          -            -            -          -
    Benefit of Entergy Corporation
        Expenses                                 -     (4,920)           -     (4,788)      (2,704)        (831)    (4,037)
    Other - net                            (12,591)    (1,509)       9,029        338       (2,223)         268     (2,534)
                                         ---------------------------------------------------------------------------------
      Total income taxes                 $ 471,341  $  59,220  $    22,402  $  98,965  $    26,744  $    12,142  $  74,654
                                         =================================================================================
Effective Income Tax Rate                    61.0%      31.6%        27.2%      41.1%        28.6%        44.0%      42.2%

      Significant components of net deferred tax liabilities as of December 31, 1999 and 1998 are as follows (in thousands):

                  1999                                   Entergy      Entergy      Entergy      Entergy      Entergy       System
                                           Entergy      Arkansas    Gulf States   Louisiana    Mississippi New Orleans     Energy
Deferred Tax Liabilities:
    Net regulatory assets/(liabilities)  $(1,268,257)  $ (229,555)  $ (432,256)  $ (278,289)  $  (32,048)   $   4,480   $ (300,589)
    Plant-related basis differences       (3,041,135)    (533,375)  (1,013,110)    (749,257)    (220,827)     (62,104)    (452,083)
    Rate deferrals                           (77,652)      (6,168)      (3,128)           -      (44,214)     (24,142)           -
    Other                                   (201,958)     (77,812)     (15,157)     (24,741)      (9,214)      (7,718)     (22,412)
                                         -----------------------------------------------------------------------------------------
        Total                            $(4,589,002) $  (846,910) $(1,463,651) $(1,052,287) $  (306,303)  $  (89,484) $  (775,084)
                                         =========================================================================================

Deferred Tax Assets:
    Accumulated deferred investment
        tax credit                           178,153       37,211       46,851       47,390        7,997        3,048       35,656
    Net operating loss carryforwards           2,137            -        2,137            -            -            -            -
    Capital loss carryforwards                62,754            -            -            -            -            -            -
    Foreign tax credits                      116,701            -            -            -            -            -            -
    Alternative minimum tax credit            40,658            -       40,658            -            -            -            -
    Sale and leaseback                       230,690            -            -      107,184            -            -      123,506
    Removal cost                             108,572          943       26,848       66,786        1,994       12,001            -
    Unbilled revenues                         40,761            -       21,161       17,618       (1,183)       3,165            -
    Pension-related items                     32,734            -       10,810        9,509       (1,508)       8,064        2,883
    Rate refund                              142,984            -       45,781       20,270            -        1,347      102,422
    Reserve for regulatory adjustments       124,078            -      124,078            -            -            -            -
    Transition cost accrual                   43,127       43,127            -            -            -            -            -
    FERC Settlement                           12,638            -            -            -            -            -       12,638
    Other                                    161,074       13,358       18,485        3,760            -        7,118        8,872
    Valuation allowance                      (91,039)           -            -            -            -            -            -
                                         -----------------------------------------------------------------------------------------
        Total                            $ 1,206,022 $     94,639 $    336,809  $   272,517 $      7,300  $    34,743 $    285,977
                                         =========================================================================================
        Net deferred tax liability       $(3,382,980)  $ (752,271) $(1,126,842) $  (779,770) $  (299,003)  $  (54,741) $  (489,107)
                                         =========================================================================================



                 1998                                  Entergy      Entergy      Entergy      Entergy      Entergy       System
                                          Entergy      Arkansas   Gulf States   Louisiana    Mississippi New Orleans     Energy
Deferred Tax Liabilities:
    Net regulatory                       $(1,334,014) $  (286,983) $  (432,070) $  (319,588)  $  (34,086) $    (2,305) $  (258,982)
     assets/(liabilities)
    Plant-related basis differences       (3,053,837)    (505,851)  (1,027,463)    (739,298)    (214,461)     (57,778)    (489,501)
    Rate deferrals                           (97,071)      (1,350)     (26,986)           -      (36,064)     (32,671)           -
    Gain on sale of assets                   (80,500)           -            -            -            -            -            -
    Other                                    (55,700)     (63,663)      (8,923)     (23,912)      (6,531)      (5,372)     (20,517)
                                        ------------------------------------------------------------------------------------------
        Total                            $(4,621,122)   $(857,847) $(1,495,442) $(1,082,798)  $ (291,142) $   (98,126)  $ (769,000)
                                        ==========================================================================================

Deferred Tax Assets:
    Accumulated deferred investment
        tax credit                           192,696       38,708       55,664       49,520        8,571        3,247       36,986
    Investment tax credit carryforwards        8,979            -        8,979            -            -            -            -
    Net operating loss carryforwards           2,137            -        2,137            -            -            -            -
    Capital loss carryforwards                65,939            -            -            -            -            -            -
    Foreign tax credits                      135,727            -            -            -            -            -            -
    Alternative minimum tax credit            40,658            -       40,658            -            -            -            -
    Sale and leaseback                       240,067            -            -      108,125            -            -      131,942
    Removal cost                             108,858        1,127       27,015       66,012        2,945       11,759            -
    Unbilled revenues                         36,802            -       20,365       12,660         (726)       4,503            -
    Pension-related items                     30,911            -       11,565        9,664            -        5,849        3,833
    Rate refund                              110,312            -       49,385            -            -            -       60,927
    Reserve for regulatory adjustments       158,839            -      158,839            -            -            -            -
    Transition cost accrual                   35,374       35,374            -            -            -            -            -
    FERC Settlement                           15,057            -            -            -            -            -       15,057
    Other                                     10,719        1,905       33,944        9,218            -        9,270        8,506
    Valuation allowance                     (142,261)           -            -            -            -            -            -
                                        ------------------------------------------------------------------------------------------
        Total                           $  1,050,814 $     77,114 $    408,551 $    255,199  $    10,790 $     34,628 $    257,251
                                        ==========================================================================================
        Net deferred tax liability      $ (3,570,308)$   (780,733)$ (1,086,891)$   (827,599) $  (280,352) $   (63,498) $  (511,749)
                                        ==========================================================================================


     As of December 31, 1999, Entergy had net operating loss carryforwards of $24.5 million for state income tax purposes, all related to Entergy Gulf States. If the state net operating loss carryforwards are not utilized against income from its subsidiaries, they will expire between 2000 and 2004. The alternative minimum tax (AMT) credit carryforwards as of December 31, 1999 were $40.7 million, all related to Entergy Gulf States. This AMT credit can be carried forward indefinitely and may be applied solely against the federal income tax liability of Entergy Gulf States.

      The valuation allowance is provided primarily against foreign tax credit carryforwards, which can be utilized against future United States taxes on foreign source income. If these carryforwards are not utilized, they will expire between 2000 and 2004.

     At December 31, 1999, unremitted earnings of foreign subsidiaries were approximately $29.5 million. Since it is Entergy's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. Upon distribution of these earnings in the form of dividends or otherwise, Entergy could be subject to U.S. income taxes (subject to foreign tax credits) and withholding taxes payable to various foreign countries.


NOTE  4.    LINES  OF  CREDIT AND RELATED SHORT-TERM  BORROWINGS   (Entergy
Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

     The short-term borrowings of the domestic utility companies and System Energy are limited to amounts authorized by the SEC. The current limits authorized are effective through November 30, 2001. In addition to borrowing from commercial banks, Entergy companies are authorized to borrow from the Entergy System Money Pool (money pool). The money pool is an inter-company borrowing arrangement designed to reduce the domestic utility companies' dependence on external short-term borrowings. Borrowings from the money pool and external borrowings combined may not exceed the SEC
authorized  limits.   The  following  are  the  SEC-authorized  limits  and
borrowings from the money pool for the domestic utility companies and System Energy as of December 31, 1999 (there were no borrowings outstanding from external sources):

                                            Outstanding
                                Authorized   Borrowings
                                      (In Millions)

           Entergy Arkansas       $  235        $40.6
           Entergy Gulf States       340         36.1
           Entergy Louisiana         225         91.5
           Entergy Mississippi       103         50.0
           Entergy New Orleans        35          9.7
           System Energy             140            -
                                  ------       ------
           Total                  $1,078       $227.9
                                  ======       ======

      Other Entergy companies have SEC authorization to borrow from Entergy Corporation through the money pool and from external sources in an aggregate principal amount up to $265 million. These Entergy companies had $116.6 million outstanding as of December 31, 1999 borrowed from the money pool. Some of these borrowings are restricted as to use and are collateralized by certain assets.

      In September 1999, Entergy Corporation amended its $250 million, 364-day bank credit facility. As of December 31, 1999, $120 million was outstanding under this facility. The weighted-average interest rate on Entergy's outstanding borrowings as of December 31, 1999 and 1998 was 7.48% and 5.97%, respectively. The commitment fee for this facility is currently
 .15% of the line amount. Commitment fees and interest rates on loans under the credit facility can fluctuate depending on the senior debt ratings of the domestic utility companies. There is further discussion of commitments for long-term financing arrangements in Note 7 to the financial statements.

     On February 25, 2000, Entergy Corporation obtained a 364-day term loan in the amount of $120 million, accruing interest at a rate of 6.7%. The proceeds are being used to make an open-account advance to Entergy Louisiana in order to repay maturing debt. Entergy Corporation will use any remaining proceeds for general corporate purposes and working capital needs.


NOTE  5.    PREFERRED,  PREFERENCE, AND COMMON STOCK (Entergy  Corporation,
Entergy   Arkansas,   Entergy  Gulf  States,  Entergy  Louisiana,   Entergy
Mississippi, and Entergy New Orleans)

      The number of shares authorized and outstanding, and dollar value of preferred and preference stock for Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans as of December 31, 1999, and 1998 were:


                                           Shares                                 Call Price Per
                                         Authorized                                Share as of
                                      and Outstanding                              December 31,
                                      1999       1998        1999        1998          1999
                                                         (Dollars in Thousands)
Entergy Arkansas Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.32% Series                      70,000      70,000    $  7,000   $  7,000       $103.65
   4.72% Series                      93,500      93,500       9,350      9,350       $107.00
   4.56% Series                      75,000      75,000       7,500      7,500       $102.83
   4.56% 1965 Series                 75,000      75,000       7,500      7,500       $102.50
   6.08% Series                     100,000     100,000      10,000     10,000       $102.83
   7.32% Series                     100,000     100,000      10,000     10,000       $103.17
   7.80% Series                     150,000     150,000      15,000     15,000       $103.25
   7.40% Series                     200,000     200,000      20,000     20,000       $102.80
   7.88% Series                     150,000     150,000      15,000     15,000       $103.00
  Cumulative, $0.01 par value:
   $1.96 Series (a)                 600,000     600,000      15,000     15,000        $25.00
                                  ---------   ---------    --------   --------
     Total without sinking fund   1,613,500   1,613,500    $116,350   $116,350
                                  =========   =========    ========   ========
 With sinking fund:
  Cumulative, $100 par value
   8.52% Series                           -     200,000    $      -   $ 20,000           -
  Cumulative, $25 par value
   9.92% Series                           -      81,085           -      2,027           -
                                  ---------   ---------    --------   --------
     Total with sinking fund              -     281,085    $      -   $ 22,027
                                  =========   =========    ========   ========
Fair Value of Preferred Stock with sinking fund (e)        $      -   $ 22,986
                                                           ========   ========

                                           Shares                                 Call Price Per
                                         Authorized                                Share as of
                                      and Outstanding                              December 31,
                                      1999       1998        1999        1998          1999
                                                          (Dollars in Thousands)
Entergy Gulf States Preferred and Preference Stock
 Preference Stock
  Cumulative, without par value
   7% Series (a)(b)               6,000,000   6,000,000    $150,000   $150,000          -
                                  =========   =========    ========   ========
 Preferred Stock
  Authorized 6,000,000, $100 par
   value, cumulative
    Without sinking fund:
     4.40% Series                    51,173      51,173    $  5,117   $  5,117       $108.00
     4.50% Series                     5,830       5,830         583        583       $105.00
     4.40%-1949 Series                1,655       1,655         166        166       $103.00
     4.20% Series                     9,745       9,745         975        975       $102.82
     4.44% Series                    14,804      14,804       1,480      1,480       $103.75
     5.00% Series                    10,993      10,993       1,099      1,099       $104.25
     5.08% Series                    26,845      26,845       2,685      2,685       $104.63
     4.52% Series                    10,564      10,564       1,056      1,056       $103.57
     6.08% Series                    32,829      32,829       3,283      3,283       $103.34
     7.56% Series                   350,000     350,000      35,000     35,000       $101.80
                                  ---------   ---------    --------   --------
     Total without sinking fund     514,438     514,438    $ 51,444   $ 51,444
                                  =========   =========    ========   ========
 With sinking fund:
   8.80% Series                           -     139,971           -   $ 13,997           -
   8.64% Series                           -      84,000           -      8,400           -
   Adjustable Rate - A, 7.02%(c)    144,000     156,000    $ 14,400     15,600       $100.00
   Adjustable Rate - B, 7.03%(c)    202,500     225,000      20,250     22,500       $100.00
                                  ---------   ---------    --------   --------
     Total with sinking fund        346,500     604,971    $ 34,650   $ 60,497
                                  =========   =========    ========   ========
Fair Value of Preference Stock and
 Preferred Stock with sinking fund (e)                     $183,357   $203,456
                                                           ========   ========

                                           Shares                                 Call Price Per
                                         Authorized                                Share as of
                                      and Outstanding                              December 31,
                                      1999       1998        1999        1998          1999
                                                          (Dollars in Thousands)
Entergy Louisiana Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.96% Series                      60,000      60,000    $  6,000   $  6,000       $104.25
   4.16% Series                      70,000      70,000       7,000      7,000       $104.21
   4.44% Series                      70,000      70,000       7,000      7,000       $104.06
   5.16% Series                      75,000      75,000       7,500      7,500       $104.18
   5.40% Series                      80,000      80,000       8,000      8,000       $103.00
   6.44% Series                      80,000      80,000       8,000      8,000       $102.92
   7.84% Series                     100,000     100,000      10,000     10,000       $103.78
   7.36% Series                     100,000     100,000      10,000     10,000       $103.36
  Cumulative, $25 par value:
   8.00% Series                   1,480,000   1,480,000      37,000     37,000        $25.00
                                  ---------   ---------    --------   --------
     Total without sinking fund   2,115,000   2,115,000    $100,500   $100,500
                                  =========   =========    ========   ========
 With sinking fund:
   7.00% Series                           -     500,000    $      -   $ 50,000          -
   8.00% Series (d)                 350,000     350,000      35,000     35,000          -
                                  ---------   ---------    --------   --------
     Total with sinking fund        350,000     850,000    $ 35,000   $ 85,000
                                  =========   =========    ========   ========
Fair Value of Preferred Stock with sinking fund (e)        $ 35,364   $ 87,813
                                                           ========   ========

                                           Shares                                 Call Price Per
                                         Authorized                                Share as of
                                      and Outstanding                              December 31,
                                      1999       1998        1999        1998          1999
                                                          (Dollars in Thousands)
Entergy Mississippi Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.36% Series                      59,920      59,920    $  5,992   $  5,992       $103.86
   4.56% Series                      43,888      43,888       4,389      4,389       $107.00
   4.92% Series                     100,000     100,000      10,000     10,000       $102.88
   7.44% Series                     100,000     100,000      10,000     10,000       $102.81
   8.36% Series                     200,000     200,000      20,000     20,000       $100.00
                                  ---------   ---------    --------   --------
     Total without sinking fund     503,808     503,808    $ 50,381   $ 50,381
                                  =========   =========    ========   ========

                                           Shares                                 Call Price Per
                                         Authorized                                Share as of
                                      and Outstanding                              December 31,
                                      1999       1998        1999        1998          1999
                                                          (Dollars in Thousands)
Entergy New Orleans Preferred Stock
 Without sinking fund:
  Cumulative, $100 par value
   4.75% Series                      77,798      77,798    $  7,780   $  7,780       $105.00
   4.36% Series                      60,000      60,000       6,000      6,000       $104.57
   5.56% Series                      60,000      60,000       6,000      6,000       $102.59
                                  ---------   ---------    --------   --------
     Total without sinking fund     197,798     197,798    $ 19,780   $ 19,780
                                  =========   =========    ========   ========

                                           Shares                                 Call Price Per
                                         Authorized                                Share as of
                                      and Outstanding                              December 31,
                                      1999       1998        1999        1998          1999
                                                           (Dollars in Thousands)
Entergy Corporation
 Subsidiary's Preference Stock
  (a)(b)                          6,000,000   6,000,000    $150,000   $150,000          -
                                  =========   =========    ========   ========

Subsidiaries' Preferred Stock
  Without sinking fund            4,944,544   4,944,544    $338,455   $338,455
                                  =========   =========    ========   ========
  With sinking fund                 696,500   1,736,056    $ 69,650   $167,523
                                  =========   =========    ========   ========
Fair Value of Preference Stock
 and Preferred Stock with
 sinking fund (e)                                          $218,721   $314,255
                                                           ========   ========



 (a) The  total dollar value represents the liquidation value of $25  per share.
 (b) These series are not redeemable as of December 31, 1999, but become mandatorily redeemable on July 15, 2000.
 (c) Represents weighted-average annualized rates for 1999.
 (d) This series is not redeemable as of December 31, 1999, but becomes mandatorily redeemable on November 1, 2001.
 (e) Fair  values  were  determined  using bid  prices  reported  by  dealer
     markets and by nationally recognized investment banking firms.   There
     is  additional  disclosure of fair value of financial  instruments  in
     Note 15 to the financial statements.

      Changes in the preferred stock, with and without sinking fund, of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi during the last three years were:

                                          Number of Shares
                                   1999          1998       1997
   Preferred stock retirements
     Entergy Arkansas
       $100 par value            (200,000)      (50,000)   (50,000)
       $25 par value              (81,085)     (160,000)  (160,000)
     Entergy Gulf States
       $100 par value            (258,471)      (84,812)  (934,812)
     Entergy Louisiana
       $100 par value            (500,000)            -         -
       $25 par value                    -             -   (300,000)
     Entergy Mississippi
       $100 par value                   -             -   (145,000)

      Cash sinking fund requirements and mandatory redemptions for the next five years for preferred and preference stock, outstanding as of December 31, 1999, are as follows:

                                     Entergy        Entergy
                          Entergy  Gulf States     Louisiana
                                   (In Thousands)

                   2000  $153,450   $153,450             -
                   2001    38,450      3,450        $35,000
                   2002     3,450      3,450             -
                   2003     3,450      3,450             -
                   2004     3,450      3,450             -

     Entergy Gulf States has the annual non-cumulative option to redeem, at par, additional amounts of certain series of its outstanding preferred stock.

      In October 1998, the Board approved a plan for the repurchase of Entergy common stock through December 31, 2001, to fulfill the requirements of various compensation and benefit plans. The stock repurchase plan provides for purchases in the open market of up to five million shares of Entergy common stock, for an aggregate consideration of up to $250 million. In July 1999, the Board approved the commitment of up to an additional $750 million toward the repurchase of Entergy common stock through December 31, 2001. In 1999, Entergy Corporation repurchased 8,484,000 shares of its common stock for an aggregate purchase price of approximately $245 million. Shares are purchased on a discretionary basis.

      Entergy Corporation reissues treasury shares to meet the requirements of the Stock Plan for Outside Directors (Directors' Plan), the Equity Ownership Plan of Entergy Corporation and Subsidiaries (Equity Ownership
Plan), and certain other stock benefit plans. The Directors' Plan awards to nonemployee directors a portion of their compensation in the form of a fixed number of shares of Entergy Corporation previously repurchased common stock. Shares awarded under the Directors' Plan were 11,400 during 1999; 5,100 during 1998; and 9,104 during 1997.

      During 1999, Entergy Corporation issued 350,568 shares of its previously repurchased common stock to satisfy stock options exercised and stock purchases under the Equity Plan. In addition, Entergy Corporation received proceeds of $7.5 million from the issuance of 253,269 shares of common stock under its dividend reinvestment and stock purchase plan during 1999.

      The  Equity  Ownership Plan grants stock options, equity awards,  and incentive awards to key employees of the domestic utility companies. The costs of equity and incentive awards are charged to income over the period of the grant or restricted period, as appropriate. Amounts charged to compensation expense in 1999 were immaterial. Stock options, which comprise 50% of the shares targeted for distribution under the Equity Ownership Plan, are granted at exercise prices not less than market value on the date of grant. The options granted prior to 1999 were generally exercisable six months from the date of grant, with the exception of 40,000 options granted on December 1, 1998, which became exercisable on January 1, 2000. The majority of options granted in 1999 will become exercisable equally over a three-year period. Options are not exercisable beyond ten years from the date of the grant.

      Entergy does not recognize compensation expense for stock options issued with exercise prices at market value on the date of grant. The impact on Entergy's net income for each of the years 1999, 1998, and 1997 would have been $15.5 million, $278,000, and $296,000, respectively, had compensation cost for the stock options been recognized based on the fair value of options at the grant date for awards under the option plan.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following stock option weighted-average assumptions:

                              1999          1998          1997

     Stock price volatility   20.3%         20.9%         19.3%
     Expected term in years      5             5             5
     Risk-free interest rate   4.7%          5.1%          6.3%
     Dividend yield            4.0%          5.4%          6.8%
     Dividend payment         $1.20         $1.58         $1.80


Nonstatutory stock option transactions are summarized as follows:

                                         1999                      1998                   1997
                                             Average                   Average                 Average
                                  Number      Option      Number       Option      Number      Option
                                of Options     Price    of Options      Price    of Options     Price
Beginning-of-year  balance         901,639   $   26.21    1,176,308   $   25.12   1,053,308   $   24.94

Options granted                  5,354,189       29.88      125,000       29.46     255,000       25.84
Options exercised                 (213,084)      23.69     (350,169)      23.37      (2,500)      23.38
Options forfeited                 (411,638)      30.34      (49,500)      28.56    (129,500)      25.10
                                ----------                ---------              ----------
End-of-year balance              5,631,106   $   29.50      901,639   $   26.21   1,176,308   $   25.12
                                ==========                =========              ==========
Options exercisable at year-end    612,531                  861,639                 421,909

Weighted average fair value of
        options granted         $     4.72              $      4.11              $     3.10

The following table summarizes information about stock options outstanding as of December 31, 1999:

                             Options Outstanding                 Options Exercisable
                                Weighted- Avg
                                  Remaining     Weighted-       Number       Weighted-
    Range of         As of       Contractual  Avg. Exercise   Exercisable   Avg. Exercise
Exercise Prices     12/31/99      Life-Yrs.        Price      at 12/31/99       Price
   $20 - $30        5,173,076        8.8          $29.29         533,312    $      24.83

   $30 - $40          458,030        8.3          $31.81          79,219    $      35.99

   $20 - $40        5,631,106        8.7          $29.50         612,531    $      26.27

     To meet the requirements of the Employee Stock Investment Plan (ESIP), the SEC authorized Entergy Corporation to issue or acquire, through March 31, 2000, up to 2,000,000 shares of its common stock to be held as treasury shares. The ESIP is authorized through the 1999 plan year ending March 31, 2000. Entergy Corporation may issue either treasury shares or previously authorized but unissued shares to satisfy ESIP requirements. Under the terms of the ESIP, employees can choose each year to have up to 10% of their regular annual salary (not to exceed $25,000) withheld to purchase the Company's common stock at a purchase price equal to 85% of the lower of the market value on the first or last business day of the plan year ending March 31. Under the plan, the number of subscribed shares was 285,505 in 1999; 294,108 in 1998; and 319,457 in 1997.

     The fair value of ESIP shares granted was estimated on the date of the grant using the Black-Scholes option-pricing model with expected ESIP weighted-average assumptions:

                                     1999          1998     1997

        Stock price volatility       20.9%         24.1%    19.3%
        Expected term in years          1             1        1
        Risk-free interest rate       4.6%          5.1%     6.1%
        Dividend yield                4.3%          6.1%     7.4%
        Dividend payment             $1.20         $1.80    $1.80

The weighted-average fair value of those purchase rights granted was $5.90, $6.32, and $4.75 in 1999, 1998, and 1997, respectively. The impact on Entergy's net income would have been ($3,086), ($256,000), and $98,000 in 1999, 1998, and 1997, respectively, had compensation cost for the ESIP been determined based on the fair value at the grant date for awards under the ESIP.

       Entergy sponsors the Savings Plan of Entergy Corporation and Subsidiaries (Savings Plan). The Savings Plan is a defined contribution plan covering eligible employees of Entergy and its subsidiaries who have completed certain service requirements. The Savings Plan provides that the employing Entergy subsidiary may make matching contributions to the plan in an amount equal to 50% of the participant's basic contribution, up to 6% of their salary, in shares of Entergy Corporation common stock. Entergy's subsidiaries' contributions to the Savings Plan, and any income thereon, are invested in shares of Entergy Corporation common stock. Entergy's subsidiaries contributed $14.5 million in 1999, $13.6 million in 1998, and $13.2 million in 1997 to the Savings Plan.

NOTE 6.   COMPANY-OBLIGATED REDEEMABLE PREFERRED SECURITIES

(Entergy Arkansas, Entergy Louisiana, Entergy Gulf States)

      Entergy Arkansas Capital I, Entergy Louisiana Capital I, and Entergy Gulf States Capital I (Trusts) were established as financing subsidiaries of Entergy Arkansas, Entergy Louisiana, and Entergy Gulf States, respectively, for the purpose of issuing common and preferred securities. The Trusts issue Cumulative Quarterly Income Preferred Securities (Preferred Securities) to the public and issue common securities to their parent companies. Proceeds from such issues are used to purchase junior subordinated deferrable interest debentures (Debentures) from the parent company. The Debentures held by each Trust are its only assets. Each Trust uses interest payments received on the Debentures owned by it to make cash distributions on the Preferred Securities.

                                                                                              Fair Market
                                                                                                Value of
                                   Preferred       Common    Interest Rate     Trust's         Preferred
                          Date     Securities    Securities   Securities/    Investment in   Securities at
        Trusts          Of Issue    Issued        Issued      Debentures       Debentures       12-31-99
                                       (In Millions)                         (In Millions)
 Arkansas Capital I      8-14-96    $60.0           $1.9        8.50%           $61.9             $60.3
 Louisiana Capital I     7-16-96    $70.0           $2.2        9.00%           $72.2             $70.0
 Gulf States Capital I   1-28-97    $85.0           $2.6        8.75%           $87.6             $77.4

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

     Long-term debt as of December 31, 1999 was:


Maturities        Interest Rates                      Entergy     Entergy       Entergy      Entergy      Entergy      System
 From    To      From          To           Entergy   Arkansas  Gulf States     Louisiana   Mississippi  New Orleans   Energy
                                                                                    (In Thousands)
First Mortgage Bonds
2000   2004     5.800%      8.250%        $1,337,109   $240,000     $603,750     $288,359                              $205,000
2005   2010     6.500%      7.500%           428,000    215,000       98,000      115,000
2020   2026     7.000%      8.940%           819,950    260,000      444,950      115,000

G&R Bonds
2002   2012     6.200%      8.250%           415,000                                          $360,000      $55,000
2013   2026     7.550%      8.000%           175,000                                            60,000      115,000

Governmental Obligations (a)
2000   2010     5.450%      8.250%            22,315        220       22,095
2011   2020     5.600%      9.000%           569,535    214,200      355,335
2021   2030     4.850%      8.000%         1,051,750     72,000      102,000      415,120       46,030                  416,600

Debentures
2000   2000   7.380%      7.800%              75,000                                                                     75,000

Saltend Project Senior Credit
  Facility, avg rate 6.93% due 2014          578,681
Damhead Creek Project Senior Credit
  Facility, avg rate 5.98% due 2016          342,929
EP Edegel, Inc. Note Payable, 7.7%,
  due 2000                                    67,000
Long-Term DOE Obligation (Note 9)            136,088    136,088
Waterford 3 Lease Obligation
  8.76% (Note 10)                            330,306                              330,306
Grand Gulf Lease Obligation
  7.02% (Note 10)                            465,480                                                                    465,480
Other Long-Term Debt                          10,391        620        9,771
Unamortized Premium and Discount - Net       (17,396)    (7,107)      (4,320)      (1,934)      (1,564)       (917)      (1,554)
                                          -------------------------------------------------------------------------------------
Total Long-Term Debt                       6,807,138  1,131,021    1,631,581    1,261,851      464,466     169,083    1,160,526
Less Amount Due Within One Year              194,555        220            -      116,388            -           -       77,947
                                          -------------------------------------------------------------------------------------
Long-Term Debt Excluding Amount Due
     Within One Year                      $6,612,583 $1,130,801   $1,631,581   $1,145,463     $464,466    $169,083   $1,082,579
                                          =====================================================================================
Fair Value of Long-Term Debt (b)          $5,815,189   $966,559   $1,651,415     $934,404     $446,168    $163,131     $664,902
                                          =====================================================================================


     Long-term debt as of December 31, 1998 was:

Maturities   Interest Rates                                Entergy     Entergy      Entergy     Entergy       Entergy      System
 From    To    From   To                     Entergy      Arkansas   Gulf States  Louisiana   Mississippi   New Orleans    Energy
                                                                                       (In Thousands)
First Mortgage Bonds
1999   2004   6.000% 8.250%                $1,640,709     $265,000     $674,750    $335,959                                $365,000
2005   2010   6.500% 7.500%                   428,000      215,000       98,000     115,000
2020   2026   7.000% 8.940%                   833,237      273,287      444,950     115,000

G&R Bonds
2002   2026   6.625% 8.750%                   590,000                                            $420,000     $170,000

Governmental Obligations (a)
1999   2008   5.900% 8.500%                    36,537        1,540       22,920      11,212           865
2009   2026   5.600% 9.500%                 1,618,335      286,200      457,335     412,170        46,030                   416,600

Debentures
1999   2000   7.380% 7.800%                    75,000                                                                        75,000

Saltend Project Senior Credit Facility,
  avg rate 7.13% due 2014                     320,485
Damhead Creek Project Senior Credit
  Facility, avg rate 6.88% due 2016           166,482
EP Edegel, Inc. Note Payable, 7.7%, due 2000   67,000
Long-Term DOE Obligation (Note 9)             129,891      129,891
Waterford 3 Lease Obligation 8.09% (Note 10)  353,600                                353,600
Grand Gulf Lease Obligation 7.02% (Note 10)   481,301                                                                       481,301
Other Long-Term Debt                          134,313       10,614        9,771
Unamortized Premium and Discount - Net        (23,052)      (8,153)      (4,553)      (3,854)       (3,259)        (982)     (2,251)
                                           ----------------------------------------------------------------------------------------
Total Long-Term Debt                        6,851,838    1,173,379    1,703,173    1,339,087       463,636      169,018   1,335,650
Less Amount Due Within One Year               255,221        1,094       71,515        6,772            20            -     175,820
                                           ----------------------------------------------------------------------------------------
Long-Term Debt Excluding Amount Due
     Within One Year                       $6,596,617   $1,172,285   $1,631,658   $1,332,315      $463,616      $169,018 $1,159,830
                                           ========================================================================================
Fair Value of Long-Term Debt (b)           $6,244,711   $1,081,502   $1,871,739   $1,059,893      $481,520      $207,538   $878,446
                                           ========================================================================================

(a) Consists of pollution control bonds, certain series of which are secured by non-interest bearing first mortgage bonds.

(b) The fair value excludes lease obligations, long-term DOE obligations, and other long-term debt and includes debt due within one year. It is determined using bid prices reported by dealer markets and by nationally recognized investment banking firms.

     The annual long-term debt maturities (excluding lease obligations) and annual cash sinking fund requirements for debt outstanding as of December 31, 1999, for the next five years are as follows:

                       Entergy      Entergy          Entergy         Entergy       Entergy          System
          Entergy(a)   Arkansas(b)  Gulf States(c)   Louisiana(d)    Mississippi   New Orleans      Energy
                                                     (In Thousands)

  2000    $ 181,170     $ 220                -        $   105,950             -             -     $  75,000
  2001      276,450         -        $ 122,750             18,700             -             -       135,000
  2002      379,745        85          150,000             94,660     $  65,000             -        70,000
  2003      129,155       155           39,000                  -        65,000     $  25,000             -
  2004      442,000         -          292,000                  -       150,000             -             -


(a) Not included are other sinking fund requirements of approximately $49.6 million annually, which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

(b) Not included are other sinking fund requirements of approximately $1.8 million annually, which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

(c) Not included are other sinking fund requirements of approximately $45.7 million annually, which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

(d) Not included are other sinking fund requirements of approximately $2.1 million annually, which may be satisfied by cash or by certification of property additions at the rate of 167% of such requirements.

     On February 15, 2000, Entergy Mississippi issued $120 million of 7.75% Series First Mortgage Bonds due February 15, 2003. On March 9, 2000, Entergy Arkansas issued $100 million of 7.72% Series First Mortgage Bonds due March 1, 2003. The proceeds of both issuances will be used for general corporate purposes, including the retirement of short-term indebtedness that was incurred for working capital needs and capital expenditures.

      EPDC  maintains  a  credit  facility of  BPS100  million  ($161.5 million) to finance the acquisition of the Damhead Creek Project, assist in the financing of the Saltend project, and for general corporate purposes in connection with the acquisition and development of power generation, distribution or transmission facilities. As of December 31, 1999, there were no cash advances outstanding under this facility. Approximately BPS6.8 million ($10.5 million) was outstanding as of December 31, 1998. The interest rate on the outstanding cash advances was 5.88% and 6.97% as of December 31, 1999 and 1998, respectively. The commitment fee is .17% of the undrawn amount. In addition, EPDC has BPS89.7 million ($144.9 million) of letters of credit under the credit facility to support project commitments on the Saltend and Damhead Creek projects.

      Saltend Cogeneration Company Limited (SCCL), an indirect wholly-owned subsidiary of EPDC, maintains a BPS586 million ($946.4 million) non-recourse senior credit facility providing bridge and term loan facilities, cost overrun and working capital facilities, and contingent letter of credit and guarantee facilities (the Senior Credit Facility) to finance the construction and operation of a 1,200 MW gas-fired power plant in northeast England. Borrowings under the Senior Credit Facility are repayable over a 15-year period beginning December 31, 2000. In addition, SCCL has also entered into a BPS72 million ($116.3 million) subordinated credit facility (the Subordinated Credit Facility) which is to be drawn down by the earlier of completion of construction or August 31, 2000. The proceeds of borrowings under the Subordinated Credit Facility will be used to repay a portion of the Senior Credit Facility. The Subordinated Credit Facility is repayable over a 10-year period beginning December 31, 2000. All of the assets of SCCL are pledged as collateral under the Senior Credit Facility and the Subordinated Credit Facility.

      In February 1998, SCCL entered into 15-year interest rate swap agreements for 85% of the debt outstanding under the bridge and term loan portion of the Senior Credit Facility on an average fixed-rate basis of 6.44%. SCCL is exposed to market risks from movements in interest rates in the unlikely event that the counterparties to the interest rate swap agreements were to default on contractual payments. At December 31, 1999, SCCL had outstanding interest rate swap agreements totalling a notional amount of $603.2 million. The estimated fair value of the interest rate swap agreements, which represent the estimated amount SCCL would have received to terminate the swaps at December 31, 1999, was a net asset of $3.4 million. Under the Senior Credit Facility and the Subordinated Credit Facility, SCCL's ability to make distributions of dividends, loans, or advances to EPDC is restricted by, among other things, the requirement to pay permitted project costs, make debt repayments, and maintain cash reserves.

      In  December  1998,  Damhead  Creek Finance  Limited  (DCFL),  an
indirect wholly-owned subsidiary of EPDC, entered into a BPS463.4 million ($748.4 million) non-recourse senior credit facility providing (among other things) bridge and term loan facilities, cost overrun and working capital facilities, and contingent letter of credit and guarantee facilities (the Senior Credit Facility) to finance the construction and operation of an 800 MW gas-fired power plant in southeast England. Borrowings under the Senior Credit Facility are repayable after completion of construction over a fifteen-year period beginning December 31, 2001. DCFL also entered into a BPS36.1 million ($58.3 million) subordinated credit facility (the Subordinated Credit Facility) which is to be drawn down by the earlier of commercial operation or July 22, 2001. Borrowings under the Subordinated Credit Facility will be used to repay a portion of the Senior Credit Facility. The Subordinated Credit Facility is payable over a ten-year period beginning December 31, 2001. Pursuant to a corporate restructuring in April 1999, Damhead Finance LDC (DFLDC), an indirect wholly-owned subsidiary of EPDC, replaced DCFL as borrower under the Senior Credit Facility and the Subordinated Credit Facility. All of the assets of DFLDC are pledged as collateral under the Senior Credit Facility and the Subordinated Credit Facility. Furthermore, the Senior Credit Facility requires DFLDC to enter into interest rate hedge agreements for a majority of the project debt from the earlier of commercial operation or the date the long term interest rate for the agreed interest rate hedging strategy exceeds 8%. Under the Senior Credit Facility and the Subordinated Credit Facility, DFLDC's ability to make distributions of dividends, loans, or advances to EPDC is restricted by, among other things, the requirement to pay permitted project costs, make debt repayments, and maintain cash reserves.


NOTE 8. DIVIDEND RESTRICTIONS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, System Energy)

      Provisions within the Articles of Incorporation or pertinent indentures and various other agreements relating to the long-term debt and preferred stock of certain of Entergy Corporation's subsidiaries restrict the payment of cash dividends or other distributions on their common and preferred stock. Additionally, PUHCA prohibits Entergy Corporation's subsidiaries from making loans or advances to Entergy
Corporation. As of December 31, 1999, Entergy Arkansas and Entergy Mississippi had restricted retained earnings unavailable for distribution to Entergy Corporation of $199.3 million and $15.8 million, respectively. During 1999, cash dividends paid to Entergy Corporation by its subsidiaries totaled $532.3 million.

NOTE 9.   COMMITMENTS AND CONTINGENCIES

Capital   Requirements  and  Financing  (Entergy  Corporation,  Entergy
Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      For the years 2000 through 2004, Entergy plans to spend $9.8 billion in a capital investment plan focused on improving service at the domestic utility companies and growing its global power development and nuclear operations businesses. The estimated allocation in the plan is $4.2 billion to the domestic utility companies, $3.9 billion to the global power development business, and $1.7 billion to the nuclear operations business. This plan is contingent upon Entergy's ability to access the capital necessary to finance the planned expenditures. Construction expenditures (including environmental expenditures and AFUDC, but excluding nuclear fuel) for Entergy are estimated at $1.5 billion in 2000, $1.7 billion in 2001, and $1.8 billion in 2002. Included in these totals are estimated construction expenditures for the domestic utility companies and System Energy as follows:


                        2000     2001     2002     Total
                                   (In Millions)

Entergy Arkansas         $350     $248     $188       $786
Entergy Gulf States       298      269      204        771
Entergy Louisiana         202      188      162        552
Entergy Mississippi       115      122      123        360
Entergy New Orleans        50       46       45        141
System Energy              39       20       12         71


      The domestic utility companies' anticipated spending is focused mainly on (i) distribution and transmission projects that will support continued reliability improvements; (ii) return to service of generation stations that have been held in reserve shutdown status; and
(iii) transitioning to a more competitive environment. Projected construction expenditures for the replacement of ANO 2's steam generators, which is scheduled for the third quarter of 2000, are included in Entergy Arkansas' estimated figures above. Entergy will also require $1.0 billion during the period 2000-2002 to meet long-term debt and preferred stock maturities and cash sinking fund requirements. Entergy plans to meet these requirements primarily with internally generated funds and cash on hand, supplemented by proceeds from the issuance of debt, outstanding credit facilities, and project financing. Certain domestic utility companies and System Energy may also continue the reacquisition or refinancing of all or a portion of certain outstanding series of preferred stock and long-term debt. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" for additional discussion of Entergy's capital spending plans.

Sales Warranties and Indemnities (Entergy Corporation)

     In the Entergy London and CitiPower sales transactions, Entergy or its subsidiaries made certain warranties to the purchasers. These warranties include representations regarding litigation, accuracy of financial accounts, and the adequacy of existing tax provisions. Notice of a claim on the CitiPower warranties must be given by December 2000, and Entergy's potential liability is limited to A$100 million ($66 million). Notice of a claim on the Entergy London warranties had to be given for certain items by December 1999, and for the tax warranties, must be given by June 30, 2001. Entergy's liability is limited to BPS1.4 billion ($2.3 billion) on certain tax warranties and BPS140 million ($226 million) on the remaining warranties. No such notices have been received. Entergy has also agreed to maintain the net asset value of the subsidiary that sold Entergy London at $700 million through June 30, 2001. Management periodically reviews reserve levels for these warranties and believes it has adequately provided for the ultimate resolution of such matters as of December 31, 1999.

Fuel Purchase Agreements

(Entergy Arkansas and Entergy Mississippi)

      Entergy Arkansas has long-term contracts for the supply of low-sulfur coal to White Bluff and Independence (which is also 25% owned by Entergy Mississippi). These contracts, which expire in 2002 and 2011, provide for approximately 85% of Entergy Arkansas' expected annual coal requirements. Additional requirements are satisfied by spot market purchases.

(Entergy Gulf States)

     Entergy Gulf States has a contract for a supply of low-sulfur coal for Nelson Unit 6, which should be sufficient to satisfy the fuel requirements at Nelson Unit 6 through 2010. Effective April 1, 2000, Louisiana Generating LLC will assume ownership of the Cajun portion of the Big Cajun generating facilities. The management of Louisiana
Generating LLC has advised Entergy Gulf States that it has executed coal supply and transportation contracts that should provide an adequate supply of coal for the operation of Big Cajun 2, Unit 3 for the foreseeable future.

(Entergy Louisiana)

      In June 1992, Entergy Louisiana agreed to a 20-year natural gas supply contract. Entergy Louisiana agreed to purchase natural gas in annual amounts equal to approximately one-third of its projected annual fuel requirements for certain generating units. Annual demand charges associated with this contract are estimated to be $7.6 million. Such charges aggregate $99 million for the years 2000 through 2012.

(Entergy Corporation)

      Entergy's global power development business has entered into gas supply contracts at the project level to supply up to 100% of the gas requirements for the Saltend and Damhead Creek power plants located in the UK. Both contracts have 15-year terms and include a take-or-pay obligation for approximately 75% of the gas requirement for each plant. Under the terms of Saltend's contract and based on its current construction schedule, Entergy's global power development business may incur certain liabilities with regard to this gas prior to the project reaching commercial operation. The disposition of the gas will be managed under the terms of the contract, and the financial effect on the Saltend project is expected to be minimal.

Sales Agreements/Power Purchases

(Entergy Gulf States)

      In 1988, Entergy Gulf States entered into a joint venture with a primary term of 20 years with Conoco, Inc., Citgo Petroleum Corporation, and Vista Chemical Company (collectively the Industrial Participants), whereby Entergy Gulf States' Nelson Units 1 and 2 were sold to NISCO, a partnership consisting of the Industrial Participants and Entergy Gulf States. The Industrial Participants supply the fuel for the units, while Entergy Gulf States operates the units at the discretion of the Industrial Participants and purchases the electricity produced by the units. Entergy Gulf States purchased electricity from the joint venture totaling $51.4 million in 1999, $57.5 million in 1998, and $70.7 million in 1997.

(Entergy Louisiana)

     Entergy Louisiana has an agreement extending through the year 2031 to purchase energy generated by a hydroelectric facility known as the Vidalia project. Entergy Louisiana made payments under the contract of approximately $70.3 million in 1999, $77.8 million in 1998, and $64.6 million in 1997. If the maximum percentage (94%) of the energy is made available to Entergy Louisiana, current production projections would require estimated payments of approximately $85.2 million in 2000, and a total of $3.5 billion for the years 2001 through 2031. Entergy Louisiana currently recovers the costs of the purchased energy through its fuel adjustment clause.

System   Fuels     (Entergy   Arkansas,  Entergy   Louisiana,   Entergy
Mississippi, Entergy New Orleans, and System Energy)

      The domestic utility companies that are owners of System Fuels have agreed to make loans to System Fuels to finance its fuel procurement, delivery, and storage activities. The following loans outstanding to System Fuels as of December 31, 1999 mature in 2008:


    Owner                 Ownership     Loan Outstanding at December 31, 1999
                         Percentage

Entergy Arkansas             35%                $11.0 million
Entergy Louisiana            33%                $14.2 million
Entergy Mississippi          19%                $ 5.5 million
Entergy New Orleans          13%                $ 3.3 million

Nuclear Insurance (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The Price-Anderson Act limits public liability of a nuclear plant owner for a single nuclear incident to approximately $9.5 billion. Protection for this liability is provided through a combination of private insurance (currently $200 million each for Entergy Arkansas,
Entergy Gulf States, Entergy Louisiana, System Energy, and Entergy's non-utility nuclear power business) and an industry assessment program. Under the assessment program, the maximum payment requirement for each nuclear incident would be $88.1 million per reactor, payable at a rate of $10 million per licensed reactor per incident per year. Entergy has six licensed reactors, including Pilgrim. As a co-licensee of Grand Gulf 1 with System Energy, SMEPA would share 10% of this obligation. In addition, each owner/licensee of Entergy's six nuclear units participates in a private insurance program that provides coverage for worker tort claims filed for bodily injury caused by radiation exposure. The program provides for a maximum assessment of approximately $18.6 million for the six nuclear units in the event that losses exceed accumulated reserve funds.

     Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, System Energy, and Entergy's non-utility nuclear power business are also members of certain insurance programs that provide coverage for property damage, including decontamination and premature decommissioning expense, to members' nuclear generating plants. As of December 31, 1999, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy were each insured against such losses up to $2.3 billion. Entergy's non-utility nuclear power business is insured for $1.115 billion in property damages for Pilgrim under these insurance programs. In addition, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and Entergy's non-utility nuclear power business are members of an insurance program that covers certain replacement power and business interruption costs incurred due to prolonged nuclear unit outages. Under the property damage and replacement power/business interruption insurance programs, these Entergy subsidiaries could be subject to assessments if losses exceed the accumulated funds available to the insurers. As of December 31, 1999, the maximum amounts of such possible assessments were: Entergy Arkansas - $16.6 million; Entergy Gulf States - $14.1 million; Entergy Louisiana - $15.3 million; Entergy Mississippi - $0.5 million; Entergy New Orleans - $0.3 million; System Energy - $12.7 million, and Entergy's non-utility nuclear power business - $7.3 million. Under its agreement with System Energy, SMEPA would share in System Energy's obligation.

      The amount of property insurance maintained for each Entergy nuclear unit exceeds the NRC's minimum requirement for nuclear power plant licensees of $1.06 billion per site. NRC regulations provide that the proceeds of this insurance must be used, first, to render the reactor safe and stable, and second, to complete decontamination operations. Only after proceeds are dedicated for such use and regulatory approval is secured would any remaining proceeds be made available for the benefit of plant owners or their creditors.

Spent Nuclear Fuel and Decommissioning Costs (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy)

      Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, System Energy, and Entergy's non-utility nuclear power business provide for estimated future disposal costs for spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982. The affected Entergy companies entered into contracts with the DOE, whereby the DOE will furnish disposal service at a cost of one mill per net KWH generated and sold after April 7, 1983, plus a one-time fee for generation prior to that date. Entergy Arkansas is the only Entergy company that generated electricity with nuclear fuel prior to that date and has recorded a liability as of December 31, 1999 of approximately $136 million for the one-time fee. The fees payable to the DOE may be adjusted in the future to assure full recovery. Entergy's non-utility nuclear power business has accepted assignment of the Pilgrim spent fuel disposal contract with the DOE previously held by Boston Edison. Boston Edison has paid to the DOE the fees for all generation prior to the July 1999 purchase date. Entergy considers all costs incurred for the disposal of spent nuclear fuel, except accrued interest, to be proper components of nuclear fuel expense. Provisions to recover such costs have been or will be made by the domestic utility companies in applications to regulatory authorities.

      Delays have occurred in the DOE's program for the acceptance and disposal of spent nuclear fuel at a permanent repository. Considerable uncertainty exists regarding the time frame under which the DOE will begin to accept spent fuel from Entergy facilities for storage or disposal.

      Pending DOE acceptance and disposal of spent nuclear fuel, the owners of nuclear plants are responsible for their own spent fuel storage. Current on-site spent fuel storage capacity at Grand Gulf 1 and River Bend is estimated to be sufficient until approximately 2005 and 2003, respectively. The spent fuel pool at Waterford 3 was recently expanded through the replacement of the existing storage racks with higher density storage racks. This expansion should provide sufficient storage for Waterford 3 until after 2010. An ANO storage facility using dry casks began operation in 1996 and is being expanded in 2000. Current on-site spent fuel storage capacity at ANO, including the current expansion, is estimated to be sufficient until approximately 2002. This facility may be further expanded as required. The spent fuel storage facility at Pilgrim is expected to provide storage capacity until approximately 2003. Entergy plans to modify the facility to provide sufficient spent fuel storage capacity through approximately 2012.

      The cost of adding additional spent fuel storage capacity as needed at each site will be reassessed in 2000. In December 1999, Entergy Arkansas, System Energy, and Entergy Gulf States issued requests for proposals for additional dry storage capacity at ANO, Grand Gulf 1, and River Bend, respectively.

     Total approved decommissioning costs for rate recovery purposes as of December 31, 1999, for the domestic utility companies' nuclear power plants, excluding the co-owner share of Grand Gulf 1, have been estimated as follows:


                                                                   Total Estimated Approved
                                                                     Decommissioning Costs
                                                                         (In Millions)

ANO 1 and ANO 2 (based on a 1998 cost study reflecting 1997 dollars)      $  813.1
River Bend (based on a 1996 cost study reflecting 1996 dollars)              419.0
Waterford 3 (based on a 1994 updated study in 1993 dollars)                  320.1
Grand Gulf 1 (based on a 1994 cost study using 1993 dollars)                 365.9
                                                                          --------
                                                                          $1,918.1
                                                                          ========

     Decommissioning cost updates were prepared for Waterford 3 and Grand Gulf in 1999 and produced revised decommissioning cost updates of $481.5 million and $540.8 million, respectively. The cost update for Waterford 3 will be included in a filing with the LPSC in the second quarter of 2000. The cost update for Grand Gulf has not yet been filed with FERC.

      Entergy Arkansas and Entergy Louisiana are authorized to recover in rates amounts that, when added to estimated investment income, should be sufficient to meet the above approved decommissioning costs for ANO and Waterford 3, respectively.

      As part of the Pilgrim purchase, Boston Edison funded a $471.3 million decommissioning trust fund, which was transferred to Entergy's non-utility nuclear power business. After a favorable tax determination regarding the trust fund, Entergy returned $43 million of the trust fund to Boston Edison. Based on cost estimates provided by an outside consultant, Entergy believes that Pilgrim's decommissioning fund will be adequate to cover future decommissioning costs for the Pilgrim plant without any additional deposits to the trust.

       In the Texas retail jurisdiction, Entergy Gulf States is recovering in rates River Bend decommissioning costs that total $385.2 million, based on a 1996 cost study. Entergy Gulf States included decommissioning costs of $513.3 million based on a 1998 cost update amount of $562.7 million in the PUCT rate review filed in November 1998. The PUCT ordered that Entergy Gulf States continue funding at the level based on the 1996 study. In the Louisiana retail jurisdiction, Entergy Gulf States included decommissioning costs, based on the 1996 study, in the LPSC rate reviews filed in May 1996, 1997, and 1998. In June 1996, a rate change was implemented that included decommissioning revenue requirements based on the 1996 study. In September 1998, the LPSC issued an order accepting the 1996 cost study amount of $419 million. In the May 1999 rate review, Entergy Gulf
States included decommissioning costs based on the 1998 update of $562.7 million.

       System Energy was previously recovering in rates amounts sufficient to fund $198 million (in 1989 dollars) of its Grand Gulf 1 decommissioning costs. System Energy included updated decommissioning costs (based on the 1994 study) in its pending rate increase filing with FERC. Rates requested in this proceeding were placed into effect in December 1995, subject to refund. FERC has not yet issued an order in the rate case.

     Entergy periodically reviews and updates estimated decommissioning costs. Although Entergy is presently under-recovering for Grand Gulf, Waterford 3, and River Bend based on the above estimates, applications have been and will continue to be made to the appropriate regulatory authorities to reflect projected decommissioning costs in rates. The amounts recovered in rates are deposited in trust funds and reported at market value based upon market quotes or as determined by widely used pricing services. These trust fund assets largely offset the accumulated decommissioning liability that is recorded as accumulated depreciation for Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana, and are recorded as deferred credits for System Energy and Entergy's non-utility nuclear power business. The liability associated with the trust funds received from Cajun with the transfer of Cajun's 30% share of River Bend is also recorded as a deferred credit by Entergy Gulf States.

      The cumulative liabilities and actual decommissioning expenses recorded in 1999 by Entergy were as follows:

                      Cumulative                          1999                       Cumulative
                  Liabilities as of  1999 Trust     Decommissioning              Liabilities as of
                  December 31, 1998   Earnings         Expenses       Other         December 31,
                                           (In Millions)
ANO 1 and ANO 2    $       253.4      $   7.6     $        10.7    $    -        $      271.7
River Bend                 190.3          5.6               7.6         -               203.5
Waterford 3                 71.9          2.3               8.8         -                83.0
Grand Gulf 1               107.3          3.2              18.9         -               129.4
Pilgrim (1)                    -            -               6.8     428.0               434.8
                   --------------------------------------------------------------------------
                   $       622.9       $ 18.7     $        52.8    $428.0        $    1,122.4
                   ==========================================================================

   (1) The $428 million reflected above for Pilgrim represents Entergy's estimate of the present value of Pilgrim's decommissioning liability at the time of Entergy's purchase of Pilgrim. Pilgrim's trust earnings are not shown as an increase to its decommissioning liability because it is not subject to regulatory treatment.

      In 1998 and 1997, ANO's decommissioning expense was $15.6 million and $17.3 million, respectively; River Bend's decommissioning expense was $3.4 million and $8.9 million, respectively; Waterford 3's decommissioning expense was $8.8 million in both years, and Grand Gulf 1's decommissioning expense was $18.9 million in both years. The actual decommissioning costs may vary from the estimates because of regulatory requirements, changes in technology, and increased costs of labor, materials, and equipment.

      The EPAct contains a provision that assesses domestic nuclear utilities with fees for the decontamination and decommissioning of the DOE's past uranium enrichment operations. The decontamination and decommissioning assessments are being used to set up a fund into which contributions from utilities and the federal government will be placed. Annual assessments (in 1999 dollars), which will be adjusted annually for inflation, are for 15 years and are approximately $3.9 million for Entergy Arkansas, $1.0 million for Entergy Gulf States, $1.5 million for Entergy Louisiana, and $1.6 million for System Energy. DOE fees are included in other current liabilities and other noncurrent liabilities and, as of December 31, 1999, recorded liabilities were $27.0 million for Entergy Arkansas, $4.7 million for Entergy Gulf States, $10.3 million for Entergy Louisiana, and $10.0 million for System Energy. These liabilities were offset in the consolidated financial statements by regulatory assets. FERC requires that utilities treat these assessments as costs of fuel as they are amortized and recover these costs through rates in the same manner as other fuel costs.

ANO Matters  (Entergy Corporation and Entergy Arkansas)

      Cracks  in  steam  generator tubes at ANO 2 were  discovered  and repaired during an outage in March 1992. Further inspections and repairs were conducted during subsequent refueling and mid-cycle outages, including the most recent mid-cycle outage in November 1999. Turbine modifications were installed in May 1997 to restore most of the output lost due to steam generator fouling and tube plugging. In October 1996, the Board authorized Entergy Arkansas and Entergy Operations to fabricate and install replacement steam generators at ANO
2. Entergy Operations thereafter entered into contracts for the design, fabrication, and installation of replacement steam generators. In December 1998, the APSC issued an order finding replacement of the ANO 2 steam generators is in the public interest. It is anticipated that the steam generators will be installed during a planned refueling outage in September 2000. Entergy estimates the cost of fabrication and replacement of the steam generators to be approximately $150 million.

Environmental Issues

(Entergy Gulf States)

      Entergy Gulf States has been designated as a PRP for the clean-up of certain hazardous waste disposal sites. Entergy Gulf States is currently negotiating with the EPA and state authorities regarding the clean-up of these sites. Several class action and other suits have been filed in state and federal courts seeking relief from Entergy Gulf States and others for damages caused by the disposal of hazardous waste and for asbestos-related disease allegedly resulting from exposure on Entergy Gulf States' premises. While the amounts at issue in the clean-up efforts and suits may be substantial, Entergy Gulf States believes that its results of operations and financial condition will not be
materially  adversely affected by the outcome  of  the  suits.   As  of
December 31, 1999, a remaining provision of $19.1 million existed relating to the clean-up of the remaining sites at which Entergy Gulf States has been designated as a PRP.

(Entergy Louisiana and Entergy New Orleans)

     During 1993, the LDEQ issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and have chosen to upgrade or close them. As a result, a remaining recorded liability in the amount of $5.9 million for Entergy Louisiana and $0.5 million for Entergy New Orleans existed at December 31, 1999 for wastewater upgrades and closures. Completion of this work is pending LDEQ approval.

City Franchise Ordinances (Entergy New Orleans)

      Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to franchise ordinances. These ordinances contain a continuing option for the city to purchase Entergy New Orleans' electric and gas utility properties.

Waterford 3 Lease Obligations (Entergy Louisiana)

      On September 28, 1989, Entergy Louisiana entered into three identical transactions for the sale and leaseback of undivided interests (aggregating approximately 9.3%) in Waterford 3. In July 1997, Entergy Louisiana caused the lessors to issue $307.6 million aggregate principal amount of Waterford 3 Secured Lease Obligation Bonds, 8.76% Series due 2017, to refinance the outstanding bonds originally issued to finance the purchase of the undivided interests by the lessors. The lease payments were reduced to reflect the lower interest costs. Upon the occurrence of certain events, Entergy Louisiana may be obligated to pay amounts sufficient to permit the termination of the lease transactions and may be required to assume the outstanding bonds issued to finance, in part, the lessors' acquisition of the undivided interests in Waterford 3.

Employment Litigation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

      Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, and/or sex. Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans are vigorously defending these suits and deny any liability to the plaintiffs. However, no assurance can be given as to the outcome of these cases.

Cajun - Coal Contracts (Entergy Corporation and Entergy Gulf States)

     Entergy Gulf States filed declaratory judgment actions in the U.S. Bankruptcy Court in which the Cajun bankruptcy case is pending. These actions were filed to seek rulings declaring that Entergy Gulf States is not liable for damages to certain coal suppliers and the rail and barge companies that transport coal to Big Cajun 2, Unit 3 if their contracts were rejected in the bankruptcy proceeding. Collectively, the coal suppliers and transporters asserted claims in the Cajun bankruptcy case that exceeded $1.6 billion. In October 1999, the bankruptcy court confirmed a plan of reorganization in the bankruptcy case pursuant to a settlement agreement among the parties. The settlement agreement and plan of reorganization effectively release Entergy Gulf States from any claims asserted by the coal suppliers and transporters for Big Cajun 2. The settlement agreement is subject to regulatory approvals.

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

Unit Power Sales Agreement (Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      System Energy has agreed to sell all of its 90% owned and leased share of capacity and energy from Grand Gulf 1 to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans in accordance with specified percentages (Entergy Arkansas-36%, Entergy Louisiana-14%, Entergy Mississippi-33%, and Entergy New Orleans-17%) as ordered by FERC. Charges under this agreement are paid in consideration for the purchasing companies' respective entitlement to receive capacity and energy and are payable irrespective of the quantity of energy delivered so long as the unit remains in commercial operation. The agreement will remain in effect until terminated by the parties and the termination is approved by FERC, most likely upon Grand Gulf 1's retirement from service. Monthly obligations for payments under the agreement are approximately $21 million for Entergy Arkansas, $8 million for Entergy Louisiana, $19 million for Entergy Mississippi, and $10 million for Entergy New Orleans.

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

Reimbursement Agreement (System Energy)

      In December 1988, System Energy entered into two separate, but identical, arrangements for the sale and leaseback of an approximate aggregate 11.5% ownership interest in Grand Gulf 1. In connection with the equity funding of the sale and leaseback arrangements, letters of credit are required to be maintained to secure certain amounts payable for the benefit of the equity investors by System Energy under the
leases.   The current letters of credit are effective until  March  20,
2003.

      Under the provisions of a bank letter of credit reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the reimbursement agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the reimbursement agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the reimbursement agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the reimbursement agreement) of at least 1.60 times earnings. As of December 31, 1999, System Energy's equity approximated 40.57% of its adjusted capitalization, and its fixed charge coverage ratio for 1999 was 1.92.

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

NOTE 10.  LEASES

General

      As of December 31, 1999, Entergy had capital leases and non-cancelable operating leases for equipment, buildings, vehicles, and fuel storage facilities (excluding nuclear fuel leases and the sale and leaseback transactions) with minimum lease payments as follows:

                                     Capital Leases

                                        Entergy     Entergy
Year                        Entergy    Arkansas   Gulf States
                                     (In Thousands)

2000                         $25,379     $9,645       $11,829
2001                          23,676      9,645        11,853
2002                          19,414      9,645         9,720
2003                          19,414      9,645         9,720
2004                          19,414      9,645         9,720
Years thereafter              39,882     23,034        16,746
                             --------------------------------
Minimum lease payments       147,179     71,259        69,588
Less:  Amount
  Representing interest       48,570     26,067        21,852
                             --------------------------------
Present value of net
  minimum lease payments     $98,609    $45,192       $47,736
                             ================================




                                           Operating Leases

                                        Entergy       Entergy       Entergy
Year                       Entergy     Arkansas     Gulf States    Louisiana
                                                 (In Thousands)

2000                         $88,978      $30,228       $23,322        $8,727
2001                          77,761       29,203        20,453         4,742
2002                          60,338       24,545        16,804         4,160
2003                          43,422       13,082        14,435         2,570
2004                          40,173       12,004        14,031         1,653
Years thereafter             127,346       33,618        40,073         1,973
                            -------------------------------------------------
Minimum lease payments      $438,018     $142,680      $129,118       $23,825
                            =================================================



     Rental expense for Entergy's leases (excluding nuclear fuel leases and the Grand Gulf 1 and Waterford 3 sale and leaseback transactions) amounted to approximately $65.2 million, $69.4 million, and $70.7 million, in 1999, 1998, and 1997, respectively. These amounts include $23.9 million, $19.4 million, and $19.7 million, respectively, for Entergy Arkansas; $19.2 million, $18.1 million, and $17.6 million, respectively, for Entergy Gulf States; and $13.1 million, $13.3 million, and $12.8 million, respectively, for Entergy Louisiana. In addition to the above rental expense, Entergy Arkansas and Entergy Gulf States railcar operating lease payments, which are recorded in fuel expense, amounted to approximately $13.7 million and $2.7 million, respectively, in 1999, 1998, and 1997. The railcar lease payments are recorded as fuel expense in accordance with regulatory treatment.

Nuclear Fuel Leases (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, System Energy)

      As of December 31, 1999, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy each had arrangements to lease nuclear fuel in an aggregate amount up to $135 million, $85 million, $90 million, and $100 million, respectively. As of December 31, 1999, the unrecovered cost base of Entergy Arkansas', Entergy Gulf States', Entergy Louisiana's, and System Energy's nuclear fuel leases amounted to approximately $85.7 million, $70.8 million, $51.9 million, and $78 million, respectively. The lessors finance the acquisition and ownership of nuclear fuel through credit agreements and the issuance of intermediate-term notes. The credit agreements for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy have termination dates of December 2000, December 2000, January 2002, and February 2001, respectively. Such termination dates may be extended from time to time with the consent of the lenders. The intermediate-term notes issued pursuant to these fuel lease arrangements have varying maturities through March 15, 2002. It is expected that additional financing under the leases will be arranged as needed to acquire additional fuel, to pay interest, and to pay maturing debt. However, if such additional financing cannot be arranged, the lessee in each case must repurchase sufficient nuclear fuel to allow the lessor to meet its obligations.

      Lease payments are based on nuclear fuel use. The table below represents the total nuclear fuel lease payments (principal and interest) as well as the separate interest component charged to operations by the domestic utility companies and System Energy in 1999, 1998, and 1997:


                             1999                 1998                   1997
                        Lease                Lease                 Lease
                     Payments   Interest  Payments   Interest   Payments  Interest
                                              (In Millions)
Entergy Arkansas        $48.6       $5.6     $50.5       $4.9      $53.7      $6.4
Entergy Gulf States      31.4        1.8      36.1        3.1       25.7       3.2
Entergy Louisiana        29.7        3.7      36.8        3.9       29.4       3.7
System Energy            28.1        3.4      35.4        4.7       41.1       5.4
                       -----------------------------------------------------------
Total                  $137.8      $14.5    $158.8      $16.6     $149.9     $18.7
                       ===========================================================


Sale and Leaseback Transactions

Waterford 3 Lease Obligations (Entergy Louisiana)

      In  1989,  Entergy Louisiana sold and leased  back  9.3%  of  its interest in Waterford 3 for the aggregate sum of $353.6 million. The lease has an approximate term of 28 years. The lessors financed the sale-leaseback through the issuance of Waterford 3 Secured Lease Obligation Bonds. The lease payments made by Entergy Louisiana are sufficient to service the debt.

      In 1994, Entergy Louisiana did not exercise its option to repurchase the 9.3% interest in Waterford 3. As a result, Entergy Louisiana issued $208.2 million of non-interest bearing first mortgage bonds as collateral for the equity portion of certain amounts payable under the lease.

      In 1997, the lessors refinanced the outstanding bonds used to finance the purchase of Waterford 3 at lower interest rates which reduced the annual lease payments.

     Upon the occurrence of certain events, Entergy Louisiana may be obligated to assume the outstanding bonds used to finance the purchase of the unit and to pay an amount sufficient to withdraw from the lease transaction. Such events include lease events of default, events of loss, deemed loss events, or certain adverse "Financial Events."
"Financial Events" include, among other things, failure by Entergy Louisiana, following the expiration of any applicable grace or cure period, to maintain (i) total equity capital (including preferred stock) at least equal to 30% of adjusted capitalization, or (ii) a fixed charge coverage ratio of at least 1.50 computed on a rolling 12 month basis.

     As of December 31, 1999, Entergy Louisiana's total equity capital (including preferred stock) was 48.1% of adjusted capitalization and its fixed charge coverage ratio for 1999 was 3.49.

      As of December 31, 1999, Entergy Louisiana had future minimum lease payments (reflecting an overall implicit rate of 7.45%) in connection with the Waterford 3 sale and leaseback transactions, which are recorded as long-term debt, as follows (in thousands):

2000                                             $    42,573
2001                                                  40,909
2002                                                  39,246
2003                                                  59,709
2004                                                  31,739
Years thereafter                                     440,690
                                                  ----------
Total                                                654,866
Less: Amount representing interest                   324,560
                                                  ----------
Present value of net minimum lease payments       $  330,306
                                                  ==========


Grand Gulf 1 Lease Obligations (System Energy)

      In December 1988, System Energy sold and leased back 11.5% of its undivided ownership interest in Grand Gulf 1 for the aggregate sum of $500 million. Subsequently, System Energy leased back its interest in the unit for a term of 26 1/2 years. System Energy has the option of terminating the lease and repurchasing the 11.5% interest in the unit at certain intervals during the lease. Furthermore, at the end of the lease term, System Energy has the option of renewing the lease or repurchasing the 11.5% interest in Grand Gulf 1.

      System Energy is required to report the sale-leaseback as a financing transaction in its financial statements. For financial reporting purposes, System Energy expenses the interest portion of the lease obligation and the plant depreciation. However, operating revenues include the recovery of the lease payments because the transactions are accounted for as a sale and leaseback for ratemaking purposes. Until 2004, the total of interest and depreciation expense exceeds the corresponding revenues realized. Consistent with a recommendation contained in a FERC audit report, System Energy recorded as a net deferred asset the difference between the recovery of the lease payments and the amounts expensed for interest and depreciation and is recording this difference as a deferred asset on an ongoing basis. The amount of this deferred asset was $104.5 million and $85.9 million as of December 31, 1999 and 1998, respectively.

      As of December 31, 1999, System Energy had future minimum lease payments (reflecting an implicit rate of 7.02%), which are recorded as long-term debt as follows (in thousands):

2000                                             $    42,753
2001                                                  46,803
2002                                                  53,827
2003                                                  48,524
2004                                                  36,133
Years thereafter                                     574,782
                                                  ----------
Total                                                802,822
Less: Amount representing interest                   337,342
                                                  ----------
Present value of net minimum lease payments       $  465,480
                                                  ==========


NOTE 11. RETIREMENT AND OTHER POSTRETIREMENT BENEFITS (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

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

     Total 1999, 1998, and 1997 pension cost of Entergy Corporation and its subsidiaries, including amounts capitalized, included the following components (in thousands):

                1999                         Entergy    Entergy
                                  Entergy    Arkansas  Gulf States

Service cost - benefits earned
  during the period                 $39,327     $8,723     $6,531
Interest cost on projected
  benefit obligation                104,591     29,457     24,757
Expected return on assets          (130,535)   (34,784)   (37,170)
Amortization of transition asset     (9,740)    (2,336)    (2,387)
Amortization of prior service cost   11,362      1,227      1,434
                                 --------------------------------
Net pension cost (income)           $15,005     $2,287    ($6,835)
                                 ================================



                1999           Entergy     Entergy      Entergy     System
                              Louisiana  Mississippi  New Orleans   Energy

Service cost - benefits earned
  during the period             $4,948       $2,278        $997     $2,334
Interest cost on projected
  benefit obligation            17,950       10,810       3,296      3,017
Expected return on assets      (25,629)     (13,815)     (2,601)    (3,738)
Amortization of transition
  asset                         (2,808)      (1,250)       (195)      (482)
Amortization of prior service
  cost                             558          480         165         64
                               -------------------------------------------
Net pension cost (income)      ($4,981)     ($1,497)     $1,662     $1,195
                               ===========================================


                1998                              Entergy    Entergy    Entergy     Entergy      Entergy     System
                                       Entergy    Arkansas  Gulf States Louisiana  Mississippi  New Orleans   Energy
Service cost - benefits earned
  during the period                      $45,470     $7,428     $5,448     $4,148       $1,913        $818     $2,494
Interest cost on projected
  benefit obligation                     192,132     27,919     24,564     16,845       10,362       3,020      3,265
Expected return on assets               (233,058)   (31,119)   (32,506)   (22,526)     (12,335)     (2,083)    (3,979)
Amortization of transition asset          (9,740)    (2,336)    (2,387)    (2,808)      (1,250)       (195)      (597)
Amortization of prior service cost        11,459      1,227      1,434        558          480         259         80
                                      -------------------------------------------------------------------------------
Net pension cost (income)                 $6,263     $3,119    ($3,447)   ($3,783)       ($830)     $1,819     $1,263
                                      ===============================================================================

                1997                              Entergy     Entergy     Entergy     Entergy      Entergy      System
                                       Entergy    Arkansas  Gulf States  Louisiana  Mississippi  New Orleans    Energy
Service cost - benefits earned
  during the period                      $47,703     $6,937       $5,365     $3,762       $1,893         $763     $2,389
Interest cost on projected
  benefit obligation                     193,665     26,472       23,684     15,778       10,011        2,783      2,942
Expected return on assets               (220,641)   (28,050)     (29,119)   (19,988)     (11,258)      (1,915)    (3,480)
Amortization of transition asset          (2,546)    (2,336)      (2,387)    (2,808)      (1,250)        (195)      (597)
Amortization of prior service cost         4,266      1,227        1,434        558          480          259         80
                                      ----------------------------------------------------------------------------------
Net pension cost (income)                $22,447     $4,250      ($1,023)   ($2,698)       ($124)      $1,695     $1,334
                                      ==================================================================================


      The funded status of Entergy's various pension plans as of December 31, 1999 and 1998 was (in thousands):

               1999                               Entergy     Entergy     Entergy     Entergy     Entergy     System
                                     Entergy     Arkansas   Gulf States  Louisiana  Mississippi New Orleans   Energy
Change in Projected Benefit
Obligation (PBO)
Balance at 1/1/99                    $1,553,251    $435,638    $377,288    $261,858    $158,778     $47,881    $44,876
Service cost                             39,327       8,723       6,531       4,948       2,277         997      2,334
Interest cost                           104,591      29,457      24,757      17,950      10,810       3,296      3,017
Actuarial (gain)/loss                  (126,715)    (25,915)    (35,000)    (11,638)     (9,038)     (4,663)    (6,294)
Benefits paid                           (80,580)    (23,349)    (25,359)    (16,169)     (9,565)     (1,469)      (671)
Acquisition of subsidiary                 9,727           -           -           -           -           -          -
                                      --------------------------------------------------------------------------------
Balance at 12/31/99                  $1,499,601    $424,554    $348,217    $256,949    $153,262     $46,042    $43,262
                                      --------------------------------------------------------------------------------

Change in Plan Assets
Fair value of assets at 1/1/99       $1,791,192    $473,353    $513,365    $356,663    $192,438     $28,927    $48,910
Actual return on plan assets            241,460      68,258      74,249      49,260      24,602       2,668      8,203
Employer contributions                   13,106           -       1,343           -           -       1,244          -
Benefits paid                           (80,580)    (23,349)    (25,360)    (16,168)     (9,565)     (1,469)      (671)
                                      --------------------------------------------------------------------------------
Fair value of assets at 12/31/99     $1,965,178    $518,262    $563,597    $389,755    $207,475     $31,370    $56,442
                                      --------------------------------------------------------------------------------

Funded status                          $465,577     $93,708    $215,380    $132,806     $54,213    ($14,672)   $13,180
Unrecognized transition asset           (17,446)     (4,671)     (2,387)     (5,615)     (2,501)       (180)    (2,829)
Unrecognized prior service cost          30,092      11,203       9,780       4,238       3,455       1,282        696
Unrecognized net (gain)/loss           (483,741)   (122,663)   (250,266)   (122,806)    (53,747)      7,776    (16,495)
                                      --------------------------------------------------------------------------------
Prepaid/(accrued) pension cost          ($5,518)   ($22,423)   ($27,493)     $8,623      $1,420     ($5,794)   ($5,448)
                                      ================================================================================


               1998                                Entergy      Entergy     Entergy     Entergy     Entergy      System
                                      Entergy      Arkansas   Gulf States  Louisiana  Mississippi New Orleans    Energy
Change in Projected Benefit
Obligation (PBO)
Balance at 1/1/98                      $2,495,107   $381,581      $327,842   $226,254    $140,317      $40,568    $35,770
Service cost                               45,470      7,428         5,448      4,148       1,913          818      2,494
Interest cost                             192,132     27,919        24,564     16,845      10,362        3,020      3,265
Actuarial loss                            142,217     41,742        45,302     29,769      15,544        5,319      4,005
Benefits paid                            (161,999)   (23,032)      (25,868)   (15,158)     (9,358)      (1,844)      (658)
Disposition of subsidiaries*           (1,159,676)         -             -          -           -            -          -
                                      -----------------------------------------------------------------------------------
Balance at 12/31/98                    $1,553,251   $435,638      $377,288   $261,858    $158,778      $47,881    $44,876
                                      -----------------------------------------------------------------------------------

Change in Plan Assets
Fair value of assets at 1/1/98         $3,133,232   $427,175      $454,912   $317,650    $174,434      $23,145    $40,917
Actual return on plan assets              472,181     67,058        76,254     54,171      27,318        2,000      8,440
Employer contributions                     72,596      2,152         8,067          -          44        5,626        211
Benefits paid                            (161,999)   (23,032)      (25,868)   (15,158)     (9,358)      (1,844)      (658)
Disposition of subsidiaries*           (1,724,818)         -             -          -           -            -          -
                                      -----------------------------------------------------------------------------------
Fair value of assets at 12/31/98       $1,791,192   $473,353      $513,365   $356,663    $192,438      $28,927    $48,910
                                      -----------------------------------------------------------------------------------

Funded status                            $237,941    $37,715      $136,077    $94,805     $33,660     ($18,954)    $4,034
Unrecognized transition asset             (24,798)    (7,007)       (4,775)    (8,423)     (3,751)        (376)    (4,097)
Unrecognized prior service cost            32,748     12,429        11,215      4,796       3,935        1,447        941
Unrecognized net (gain)/loss             (239,781)   (63,274)     (178,188)   (87,536)    (33,921)      12,507     (6,141)
                                      -----------------------------------------------------------------------------------
Prepaid/(accrued) pension cost             $6,110   ($20,137)     ($35,671)    $3,642        ($77)     ($5,376)   ($5,263)
                                      ===================================================================================


* Reflects the disposition of London Electricity and Citpower effective in December 1998.


Other Postretirement Benefits

      Entergy also provides health care and life insurance benefits for retired employees. Substantially all domestic employees may become eligible for these benefits if they reach retirement age while still working for Entergy.

      Effective January 1, 1993, Entergy adopted SFAS 106, which required a change from a cash method to an accrual method of accounting for postretirement benefits other than pensions. At January 1, 1993, the actuarially determined accumulated postretirement benefit obligation (APBO) earned by retirees and active employees was estimated to be approximately $241.4 million and $128 million for Entergy (other than Entergy Gulf States) and for Entergy Gulf States, respectively. Such obligations are being amortized over a 20-year period which began in 1993.

      Entergy Arkansas, the portion of Entergy Gulf States regulated by the PUCT, Entergy Mississippi, and Entergy New Orleans have received regulatory approval to recover SFAS 106 costs through rates. Entergy Arkansas began recovery in 1998, pursuant to an APSC order. This order also allowed Entergy Arkansas to amortize a regulatory asset (representing the difference between SFAS 106 costs and cash expenditures for other postretirement benefits incurred for a five-year period that began January 1, 1993) over a period of 15 years beginning in January 1998.

      The LPSC ordered the portion of Entergy Gulf States regulated by the LPSC and Entergy Louisiana to continue the use of the pay-as-you-go method for ratemaking purposes for postretirement benefits other than pensions. However, the LPSC retains the flexibility to examine individual companies' accounting for postretirement benefits to determine if special exceptions to this order are warranted.

      Pursuant to regulatory directives, Entergy Arkansas, Entergy Mississippi, Entergy New Orleans, the portion of Entergy Gulf States regulated by the PUCT, and System Energy fund postretirement benefit obligations collected in rates. System Energy is funding on behalf of Entergy Operations postretirement benefits associated with Grand Gulf
1. Entergy Louisiana and Entergy Gulf States continue to recover a portion of these benefits regulated by the LPSC and FERC on a pay-as-you-go basis. The assets of the various postretirement benefit plans other than pensions include common stocks, fixed-income securities, and a money market fund.

     Total 1999, 1998, and 1997 postretirement benefit costs of Entergy Corporation and its subsidiaries, including amounts capitalized and deferred, included the following components (in thousands):

                 1999                                 Entergy      Entergy      Entergy     Entergy       Entergy      System
                                           Entergy    Arkansas   Gulf States   Louisiana  Mississippi   New Orleans    Energy
Service cost - benefits earned
  during the period                        $16,950     $3,952        $3,227      $2,140       $1,009          $512       $982
Interest cost on APBO                       29,467      6,596         8,206       4,234        2,167         2,699        631
Expected return on assets                   (8,208)    (1,309)       (2,980)          -       (1,634)       (1,425)      (522)
Amortization of transition obligation       17,874      3,954         5,803       2,971        1,502         2,678        222
Amortization of prior service cost              44         -             44           -            -             -         -
Recognized net (gain)                       (1,452)        -           (393)       (227)         (69)         (616)        (8)
                                           ----------------------------------------------------------------------------------
Net postretirement benefit cost            $54,675    $13,193       $13,907      $9,118       $2,975        $3,848     $1,305
                                           ==================================================================================


1998                                                Entergy     Entergy      Entergy    Entergy     Entergy      System
                                         Entergy    Arkansas    Gulf States  Louisiana  Mississippi New Orleans  Energy
Service cost - benefits earned
  during the period                      $13,878     $3,325      $2,553       $1,776       $862         $432         $871
Interest cost on APBO                     28,443      6,519       8,103        4,089      2,085        2,714          652
Expected return on assets                 (5,260)      (215)     (2,385)           -     (1,059)      (1,155)        (446)
Amortization of transition obligation     17,874      3,954       5,803        2,971      1,502        2,678          262
Amortization of prior service cost            44          -          44            -          -            -            -
Recognized net (gain)                     (3,501)         -      (1,216)        (686)      (264)      (1,024)         (79)
                                         --------------------------------------------------------------------------------
Net postretirement benefit cost          $51,478    $13,583     $12,902       $8,150     $3,126       $3,645       $1,260
                                         ================================================================================



1997                                                Entergy    Entergy      Entergy      Entergy      Entergy      System
                                         Entergy    Arkansas   Gulf States  Louisiana    Mississippi  New Orleans  Energy
Service cost - benefits earned
  during the period                      $13,991     $3,204      $3,227       $2,081       $1,092         $618       $939
Interest cost on APBO                     29,317      6,232       9,466        4,490        2,278        3,106        648
Expected return on assets                 (3,386)         -      (1,637)           -         (695)        (840)      (214)
Amortization of transistion obligation    15,686      3,954       5,803        2,971        1,502        2,678        262
Amortization of prior service cost            44          -          44            -            -            -          -
Recognized net (gain)/loss                   134       (238)        672         (348)        (103)        (742)         -
                                         --------------------------------------------------------------------------------
Net postretirement benefit cost          $55,786    $13,152     $17,575       $9,194       $4,074       $4,820     $1,635
                                         ================================================================================

     The funded status of Entergy's postretirement plans as of December 31, 1999 and 1998 was (in thousands):

1999                                                 Entergy     Entergy      Entergy      Entergy      Entergy      System
                                         Entergy     Arkansas    Gulf States  Louisiana    Mississippi  New Orleans  Energy
Change in APBO
Balance at 1/1/99                        $444,509    $101,856    $124,431      $63,449      $32,404      $40,838      $9,087
Service cost                               16,950       3,952       3,227        2,140        1,009          512         982
Interest cost                              29,467       6,596       8,206        4,234        2,167        2,699         631
Actuarial (gain)                          (40,202)    (10,375)    (10,287)      (4,924)      (2,131)      (2,098)       (882)
Benefits paid                             (25,881)     (6,373)     (7,282)      (3,743)      (2,316)      (3,588)       (272)
Acquisition of subsidiary                   4,929           -           -            -            -            -           -
                                         -----------------------------------------------------------------------------------
Balance at 12/31/99                      $429,772     $95,656    $118,295      $61,156      $31,133      $38,363      $9,546
                                         -----------------------------------------------------------------------------------

Change in Plan Assets
Fair value of assets at 1/1/99            $89,579     $11,774     $31,510      $     -      $18,759      $20,380      $7,156
Actual return on plan assets                7,134       1,278       3,403            -          150        1,476         548
Employer contributions                     43,576      15,526      11,414        3,743        3,021        5,448       2,117
Benefits paid                             (25,881)     (6,373)     (7,282)      (3,743)      (2,316)      (3,588)       (272)
Acquisition of subsidiary                   5,800           -           -            -            -            -           -
                                         -----------------------------------------------------------------------------------
Fair value of assets at 12/31/99         $120,208     $22,205     $39,045      $     -      $19,614      $23,716      $9,549
                                         -----------------------------------------------------------------------------------

Funded status                           ($309,564)   ($73,451)   ($79,250)    ($61,156)    ($11,519)    ($14,647)         $3
Unrecognized transition obligation        149,141      51,390      75,444       38,633       19,525       34,827       2,893
Unrecognized prior service cost               335           -         335            -            -            -           -
Unrecognized net (gain)                   (19,374)     (6,941)    (24,503)     (12,048)      (5,117)     (13,870)     (3,653)
                                         -----------------------------------------------------------------------------------
Prepaid/(accrued) postretirement benefit
asset/(liability)                       ($179,462)   ($29,002)   ($27,974)    ($34,571)      $2,889       $6,310       ($757)
                                         ===================================================================================




1998                                                Entergy     Entergy      Entergy     Entergy      Entergy      System
                                         Entergy    Arkansas    Gulf States  Louisiana   Mississippi  New Orleans  Energy
Change in APBO
Balance at 1/1/98                          $427,962     $91,097     $136,228     $65,385      $33,273      $43,833     $8,483
Service cost                                 13,878       3,325        2,553       1,776          862          432        871
Interest cost                                28,443       6,519        8,103       4,089        2,085        2,714        652
Actuarial (gain)/loss                         1,322       8,005      (15,007)     (3,698)      (1,545)      (2,589)      (573)
Benefits paid                               (27,096)     (7,090)      (7,446)     (4,103)      (2,271)      (3,552)      (346)
                                         ------------------------------------------------------------------------------------
Balance at 12/31/98                        $444,509    $101,856     $124,431     $63,449      $32,404      $40,838     $9,087
                                         ------------------------------------------------------------------------------------

Change in Plan Assets
Fair value of assets at 1/1/98              $59,688  $        -      $25,696  $        -      $11,807      $17,350     $4,835
Actual return on plan assets                  4,616         713        1,165           -        1,612          405        721
Employer contributions                       52,372      18,151       12,095       4,103        7,611        6,177      1,947
Benefits paid                               (27,097)     (7,090)      (7,446)     (4,103)      (2,271)      (3,552)      (347)
                                         ------------------------------------------------------------------------------------
Fair value of assets at 12/31/98            $89,579     $11,774      $31,510  $        -      $18,759      $20,380     $7,156
                                         ------------------------------------------------------------------------------------

Funded status                             ($354,930)   ($90,082)    ($92,921)   ($63,449)    ($13,645)    ($20,458)   ($1,931)
Unrecognized transition obligation          160,613      55,344       81,247      41,604       21,027       37,505      3,670
Unrecognized prior service cost                 379           -          379           -            -            -          -
Unrecognized net (gain)/loss                 24,704       3,403      (14,186)     (7,351)      (4,539)     (12,337)    (3,308)
                                         ------------------------------------------------------------------------------------
Prepaid/(accrued) postretirement benefit
asset/(liability)                         ($169,234)   ($31,335)    ($25,481)   ($29,196)      $2,843       $4,710    ($1,569)
                                         ====================================================================================

     The assumed health care cost trend rate used in measuring the APBO of Entergy was 5.5% for 2000, gradually decreasing each successive year until it reaches 5.0% in 2005 and beyond. A one percentage-point change in the assumed health care cost trend rate for 1999 would have the following effects (in thousands):


                             1 Percentage Point Increase           1 Percentage Point Decrease
                                         Increase in the sum                  Decrease in the sum
                         Increase in the    of service cost   Decrease in the   of service cost
        1999                  APBO         and interest cost        APBO       and interest cost
Entergy                      $34,514             $5,284         ($29,203)            ($4,356)
Entergy Arkansas              $7,379             $1,156          ($6,261)              ($955)
Entergy Gulf States          $10,041             $1,281          ($8,520)            ($1,064)
Entergy Louisiana             $4,450               $657          ($3,782)              ($544)
Entergy Mississippi           $2,284               $319          ($1,940)              ($263)
Entergy New Orleans           $2,329               $249          ($2,012)              ($211)
System Energy                 $1,021               $233            ($845)              ($189)


The significant actuarial assumptions used in determining the pension PBO and the SFAS 106 APBO for 1999, 1998, and 1997 were as follows:

                                             1999      1998     1997

     Weighted-average discount rate          7.5%     6.75%    7.25%
     Weighted-average rate of increase in
       future compensation levels            4.6%      4.6%     4.6%
     Expected long-term rate of return on
       plan assets                           9.0%      9.0%     9.0%


Entergy's pension transition assets are being amortized over the greater of the remaining service period of active participants or 15 years and its SFAS 106 transition obligations are being amortized over 20 years.


NOTE 12.  DISPOSITIONS AND ACQUISITIONS (Entergy Corporation)

Business Dispositions

      As part of the new strategic plan adopted by Entergy in August 1998, Entergy sold several businesses during 1998, including the following:

                    Business                   Pre-tax Gain (Loss)
                                                     on Sale
                                                  (In Millions)

                  London Electricity                  $327
                  CitiPower (a)                         38
                  Efficient Solutions, Inc.            (69)

(a) The gain on the CitiPower sale reflects a $7.6 million favorable adjustment to the final sale price in January 1999.

      In keeping with this plan, in January 1999, Entergy disposed of its security monitoring subsidiary, Entergy Security, Inc. at a minimal gain. Several telecommunication businesses were sold in June, also at small gains.

      The results of operations of these businesses are included in Entergy's Consolidated Statements of Income through their respective dates of sale. Gains and losses arising from sales of businesses are included in "Other Income (Deductions), Gain on sale of assets - net" in that statement.

Asset Acquisition

      On July 13, 1999, Entergy's non-utility nuclear power business acquired the 670 MW Pilgrim Nuclear Station located in Plymouth, Massachusetts from Boston Edison. The acquisition included the plant, real estate, materials and supplies, and nuclear fuel, for a total purchase price of $81 million. The purchase price was funded with a portion of the proceeds from the sales of non-regulated businesses. As part of the Pilgrim purchase, Boston Edison funded a $471 million decommissioning trust fund, which was transferred to an Entergy subsidiary. Based on a favorable tax determination regarding the trust fund, Entergy returned $43 million of the trust fund to Boston Edison.


NOTE 13. TRANSACTIONS WITH AFFILIATES (Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The domestic utility companies purchase electricity from and/or sell electricity to the other domestic utility companies, System Energy, and Entergy Power (in the case of Entergy Arkansas) under rate schedules filed with FERC. In addition, the domestic utility companies and System Energy purchase fuel from System Fuels; receive management, technical, advisory, operating, and administrative services from Entergy Services; and receive management, technical, and operating services from Entergy Operations. Pursuant to SEC rules under PUHCA, these transactions normally are on an "at cost" basis.

      As described in Note 1 to the financial statements, all of System Energy's operating revenues consist of billings to Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans.

      The tables below contain the various affiliate transactions among the domestic utility companies and System Entergy (in millions).

                         Intercompany Revenues

        Entergy    Entergy      Entergy     Entergy      Entergy      System
       Arkansas  Gulf States   Louisiana  Mississippi  New Orleans    Energy

1999    $189.2      $38.4        $27.3       $68.3        $14.2       $620.0
1998    $162.0      $16.7        $16.7       $88.3        $11.0       $602.4
1997    $230.8      $15.9        $ 3.4       $85.5        $11.1       $633.7

                    Intercompany Operating Expenses
       Entergy     Entergy      Entergy     Entergy      Entergy     System
       Arkansas  Gulf States   Louisiana  Mississippi  New Orleans   Energy
         (1)

1999    $357.5      $436.7      $294.3       $315.6       $182.5      $36.2
1998    $353.7      $419.7      $269.0       $338.1       $194.9      $39.6
1997    $335.0      $416.4      $326.7       $316.1       $177.1      $36.5

(1)Includes $15.8 million in 1999, $18.8 million in 1998, and $16.5 million in 1997 for power purchased from Entergy Power.

      Operating Expenses Paid or Reimbursed to Entergy Operations

                      Entergy     Entergy      Entergy   System
                     Arkansas   Gulf  States  Louisiana  Energy

              1999    $179.2       $110.9      $113.8      $64.9
              1998    $167.5       $114.2      $125.0      $62.8
              1997    $162.1       $ 63.5      $133.3      $64.7


NOTE  14.   BUSINESS  SEGMENT  INFORMATION   (Entergy  Corporation  and
Entergy New Orleans)

      In 1998, Entergy adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Entergy's reportable segments as of December 31, 1999 are domestic utility and power marketing and trading. Entergy's international electric distribution businesses, Entergy London and CitiPower, were sold in December 1998. These businesses would have been a reportable segment had they been held as of December 31, 1998, and financial information regarding them is also provided below.

      Domestic utility provides retail electric service in portions of Arkansas, Louisiana, Mississippi, and Texas, and provides natural gas utility service in portions of Louisiana. Entergy's power marketing and trading segment markets wholesale electricity, gas, other generating fuels, and electric capacity, and markets financial instruments to third parties. Entergy's operating segments are strategic business units managed separately due to their different operating and regulatory environments.

     Entergy's   segment  financial  information  is  as  follows   (in
thousands):

                                 Domestic      Power
                                Utility and  Marketing
                                  System        and       Entergy
                                  Energy     Trading*     London*  CitiPower*   All Other*   Eliminations  Consolidated
1999
Operating Revenues               $6,414,623  $2,249,274 $       -   $        -   $143,146         ($33,815)    $8,773,228
                                 ----------------------------------------------------------------------------------------
Operating Expenses:
  Fuel & gas purch. for resale    1,672,075     411,519          -           -          -             (719)     2,082,875
  Purchased power                   693,202   1,771,128          -           -          -          (21,846)     2,442,484
  Nuclear refueling outages          76,057           -          -           -          -                -         76,057
  Other operation & maint.        1,405,208      66,383          -           -    247,250          (13,296)     1,705,545
  Deprec, amort. & decomm.          732,182       5,212          -           -      7,475                -        744,869
  Taxes other than income           334,834         682          -           -      3,768                -        339,284
  Other regulatory charges            8,113           -          -           -          -                -          8,113
  Amort. of rate deferrals          122,347           -          -           -          -                -        122,347
                                 ----------------------------------------------------------------------------------------
    Total operating expenses      5,044,018   2,254,924          -           -    258,493          (35,861)     7,521,574
                                 ----------------------------------------------------------------------------------------
Operating Income (Loss)           1,370,605      (5,650)         -           -   (115,347)           2,046      1,251,654
Other Income                         70,911       3,937          -           -    186,378           (5,586)       255,640
Interest Charges                    536,543       2,006          -           -     20,592           (3,540)       555,601
                                 ----------------------------------------------------------------------------------------
Income Before Income Taxes          904,973      (3,719)         -           -     50,439                -        951,693
Income Taxes                        351,448      (3,228)         -           -      8,447                -        356,667
                                 ----------------------------------------------------------------------------------------
Net Income (Loss)                  $553,525       ($491) $       -   $       -    $41,992       $        -       $595,026
                                 ========================================================================================

Total assets                    $18,956,750    $460,063  $       -   $       - $3,762,115       $ (193,841)   $22,985,087


1998
Operating Revenues               $6,310,543  $2,854,980 $1,911,875    $303,245   $150,297         ($36,168)   $11,494,772
                                 ----------------------------------------------------------------------------------------
Operating Expenses:
  Fuel & gas purch. for resale    1,547,413     160,135          -           -          -           (1,520)     1,706,028
  Purchased power                   614,964   2,674,807  1,218,534     101,407          -          (24,268)     4,585,444
  Nuclear refueling outages          83,885           -          -           -          -                -         83,885
  Other operation & maint.        1,336,881      45,247    298,748      71,603    247,720          (12,159)     1,988,040
  Deprec, amort. & decomm.          763,818       5,058    126,586      28,444     61,023                -        984,929
  Taxes other than income           340,612         997          -      18,226      2,318                -        362,153
  Other regulatory charges           35,136           -          -           -          -                -         35,136
  Amort. of rate deferrals          237,302           -          -           -          -                -        237,302
                                 ----------------------------------------------------------------------------------------
    Total operating expenses      4,960,011   2,886,244  1,643,868     219,680    311,061          (37,947)     9,982,917
                                 ----------------------------------------------------------------------------------------
Operating Income (Loss)           1,350,532     (31,264)   268,007      83,565   (160,764)           1,779      1,511,855
Other Income                         58,196       7,630     36,810         124    272,865           (2,601)       373,024
Interest Charges                    548,299         122    182,479      80,586     21,851             (822)       832,515
                                 ----------------------------------------------------------------------------------------
Income Before Income Taxes          860,429     (23,756)   122,338       3,103     90,250                -      1,052,364
Income Taxes                        331,931      (8,216)     4,589           -    (61,569)               -        266,735
                                 ----------------------------------------------------------------------------------------
Net Income (Loss)                  $528,498    ($15,540)  $117,749      $3,103   $151,819      $         -       $785,629
                                 ========================================================================================
Total assets                    $19,727,666    $359,626  $       -   $       - $2,783,732       $  (34,330)   $22,836,694



                                 Domestic      Power
                                Utility and  Marketing
                                  System        and       Entergy
                                  Energy     Trading*     London*   CitiPower*   All Other*  Eliminations  Consolidated

1997
Operating Revenues               $6,731,872    $493,102 $1,847,042    $342,959      $180,360     ($56,409)   $9,538,926
                                 --------------------------------------------------------------------------------------
Operating Expenses:
  Fuel & gas purch. for resale    1,634,887      42,154          -           -             -            -     1,677,041
  Purchased power                   605,634     390,125  1,222,034     129,744             -      (28,726)    2,318,811
  Nuclear refueling outages          73,857           -          -           -             -            -        73,857
  Other operation & maint.        1,279,112      35,003    316,833      54,516       207,342       (6,657)    1,886,149
  Deprec, amort. & decomm.          765,597       4,789    121,365      32,702        55,555            -       980,008
  Taxes other than income           326,352         938          -      35,653         2,496            -       365,439
  Other regulatory credits          (18,545)          -          -           -             -            -       (18,545)
  Amort. of rate deferrals          421,803           -          -           -             -            -       421,803
                                 --------------------------------------------------------------------------------------
    Total operating expenses      5,088,697     473,009  1,660,232     252,615       265,393      (35,383)    7,704,563
                                 --------------------------------------------------------------------------------------
Operating Income (Loss)           1,643,175      20,093    186,810      90,344       (85,033)     (21,026)    1,834,363
Other Income (Deductions)          (245,439)      2,476     21,525          45         2,517       19,025      (199,851)
Interest Charges                    583,613          91    178,647      69,011        32,911       (2,001)      862,272
                                 --------------------------------------------------------------------------------------
Income Before Income Taxes          814,123      22,478     29,688      21,378      (115,427)           -       772,240
Income Taxes                        296,432       8,318    177,023      22,924       (33,356)           -       471,341
                                 --------------------------------------------------------------------------------------
Net Income (Loss)                  $517,691     $14,160  ($147,335)    ($1,546)     ($82,071) $         -      $300,899
                                 ======================================================================================
Total assets                    $20,114,594    $354,694 $4,403,625  $1,068,564    $1,093,783   $  (34,560)  $27,000,700


Businesses   marked  with  *  are  referred  to  as  the   "competitive
businesses," with the exception of the parent company, Entergy Corporation, which is also included in the "All Other" column. The All Other category includes the parent Entergy Corporation, segments below the quantitative threshold for separate disclosure, and other business activities. Other segments principally include global power development and non-utility nuclear power operations and management. Other business activities principally include the gains on the sales of businesses. Reconciling items are principally intersegment activity.

Products and Services

      In addition to retail electric service, Entergy New Orleans supplies natural gas services in the City of New Orleans. Revenue from these two services is disclosed in Entergy New Orleans' Income Statements.

Geographic areas

     For the years ended December 31, 1999, 1998, and 1997, Entergy did not derive material revenues from outside of the United States, other than from Entergy London and CitiPower, which are noted above.

     Long-lived   assets  as  of  December  31  were  as  follows   (in
thousands):

                                1999         1998         1997

              Domestic      $14,590,346  $14,863,488  $15,228,107
              Foreign           910,408      465,094    2,904,721
                            -----------  -----------  -----------
              Consolidated  $15,500,754  $15,328,582  $18,132,828
                            ===========  ===========  ===========

NOTE 15.  RISK MANAGEMENT AND FAIR VALUES (Entergy Corporation)

Commodity Derivatives

     Entergy uses a variety of commodity derivatives, including natural gas and electricity futures, forwards, and options, as a part of its overall risk management strategy.

     The power marketing and trading business engages in the trading of commodity instruments and, therefore, experiences net open positions. The business manages open positions with policies that limit its exposure to market risk and require daily reporting to management of potential financial exposure. These policies include statistical risk tolerance limits using historical price movements to calculate a value at risk measurement. The weighted-average life of the business' commodity risk portfolio was less than 18 months at December 31, 1999 and less than 12 months at December 31, 1998.

      At December 31, 1999 and 1998, the power marketing and trading business had outstanding absolute notional contract quantities as follows (power volumes in thousands of megawatt hours, natural gas volumes in thousands of British thermal units):

                                         1999       1998
           Energy Commodities:
            Power                        9,627      33,682
            Natural gas                728,560   1,209,791

     Market risk is the potential loss that Entergy may incur as a result of changes in the market or fair value of a particular instrument or commodity. All financial and commodity-related instruments, including derivatives, are subject to market risk. Entergy's exposure to market risk is determined by a number of factors, including the size, duration, composition, and diversification of positions held, as well as market volatility and liquidity. For instruments such as options, the
time   period  during  which  the  option  may  be  exercised  and   the
relationship between the current market price of the underlying instrument and the option's contractual strike or exercise price also affect the level of market risk. The most significant factor influencing the overall level of market risk to which Entergy is exposed is its use of hedging techniques to mitigate such risk. Entergy manages market risk by actively monitoring compliance with stated risk management policies as well as monitoring the effectiveness of its hedging policies and strategies. Entergy's risk management policies limit the amount of total net exposure and rolling net exposure during the stated periods. These policies, including related risk limits, are regularly assessed to ensure their appropriateness given Entergy's objectives.

     The New York Mercantile Exchange (Exchange) guarantees futures and option contracts traded on the Exchange and there is nominal credit risk. On all other transactions described above, Entergy is exposed to credit risk in the event of nonperformance by the counterparties. For each counterparty, Entergy analyzes the financial condition prior to entering into an agreement, establishes credit limits, and monitors the appropriateness of these limits on an ongoing basis. In some circumstances, Entergy requires letters of credit or parental guarantees. Entergy also uses netting arrangements whenever possible to mitigate Entergy's exposure to counterparty risk. Netting arrangements enable Entergy to net certain assets and liabilities by counterparty.

     The change in market value of Exchange-traded futures and options contracts requires daily cash settlement in margin accounts with brokers. Swap contracts and most other over-the-counter instruments are generally settled at the expiration of the contract term and may be subject to margin requirements with the counterparty.

     Entergy's principal markets for power and natural gas marketing services are utilities and industrial end-users located throughout the United States and the UK. The power marketing and trading business has a concentration of receivables due from those customers. These industry concentrations may affect the power marketing and trading business' overall credit risk, either positively or negatively, in that changes in economic, industry, regulatory, or other conditions may similarly affect certain customers. Trade receivables are generally not collateralized. However, Entergy analyzes customers' credit positions prior to extending credit, establishes credit limits, and monitors the appropriateness of these limits on an ongoing basis.

Fair Values

Commodity Instruments

      Fair value estimates of the power marketing and trading business' commodity instruments are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgment; therefore, actual results may differ from these estimates. At December 31, 1999 and 1998, the fair values of the power marketing and trading business' energy-related commodity contracts used for trading purposes were as follows:

                                   1999                    1998
                            Assets    Liabilities    Assets   Liabilities
                                         (In Thousands)
    Commodity Instruments:
     Natural Gas            $43,542    $39,361      $150,130   $150,311
     Electricity           $185,575   $130,209      $147,363   $119,891

Financial Instruments

      The estimated fair value of Entergy's financial instruments is determined using bid prices reported by dealer markets and by nationally recognized investment banking firms. The estimated fair value of derivative financial instruments is based on market quotes of the applicable interest rates. Considerable judgment is required in developing the estimates of fair value. Therefore, estimates are not necessarily indicative of the amounts that Entergy could realize in a current market exchange. In addition, gains or losses realized on financial instruments held by regulated businesses may be reflected in future rates and therefore do not accrue to the benefit or detriment of stockholders.

      Entergy considers the carrying amounts of financial instruments classified as current assets and liabilities to be a reasonable estimate of their fair value because of the short maturity of these instruments. In addition, Entergy does not expect that performance of its obligations will be required in connection with certain off-balance sheet commitments and guarantees considered financial instruments. For these reasons, and because of the related-party nature of these commitments and guarantees, determination of fair value is not considered practicable. Additional information regarding financial instruments and their fair values is included in Notes 4, 5, 6, and 7 to the financial statements.

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED) (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The business of the domestic utility companies and System Energy is subject to seasonal fluctuations with the peak periods occurring during the third quarter. Operating results for the four quarters of 1999 and 1998 were:

Operating Revenue
                                 Entergy    Entergy   Entergy    Entergy      Entergy   System
                     Entergy    Arkansas Gulf States Louisiana Mississippi New Orleans  Energy
                                                  (In Thousands)
1999:
  First Quarter     $1,639,922   $311,969  $423,819   $352,135   $182,443   $106,056   $140,617
  Second Quarter     2,316,404    387,191   546,543    505,601    194,637    121,287    159,505
  Third Quarter      3,064,535    488,801   676,076    576,956    267,159    163,140    163,801
  Fourth Quarter     1,752,367    353,933   480,770    371,902    188,580    117,305    156,109
1998:
  First Quarter     $2,313,092   $329,789  $457,509   $356,038   $205,017   $113,663   $148,606
  Second Quarter     2,508,814    391,357   423,655    424,115    268,908    125,106    144,336
  Third Quarter      4,587,447    527,059   609,362    537,632    324,784    165,808    152,083
  Fourth Quarter     2,085,419    360,493   363,283    393,123    177,591    109,173    157,348

Operating Income
                                 Entergy    Entergy   Entergy    Entergy      Entergy   System
                     Entergy    Arkansas Gulf States Louisiana Mississippi New Orleans  Energy
                                                 (In Thousands)
1999:
  First Quarter     $203,435    $ 32,160   $61,032    $65,989    $12,220    $   749   $53,837
  Second Quarter     363,951      60,212    61,586    179,278     20,630     22,089    68,695
  Third Quarter      597,595     113,570   160,784    172,052     42,519     28,622    71,199
  Fourth Quarter      86,673     (10,541)   37,596      2,823     12,716     (8,924)   69,705
1998:
  First Quarter     $285,507    $ 27,254   $63,661    $55,222    $15,382    $ 1,891   $71,959
  Second Quarter     472,710      83,837    31,530    114,540     55,721     15,468    72,177
  Third Quarter      590,673     140,837   166,403    164,393     54,028     20,210    68,772
  Fourth Quarter     162,965       2,887   (25,940)    68,726       (571)     1,490    69,735

Net Income (Loss)
                                 Entergy    Entergy   Entergy    Entergy      Entergy   System
                     Entergy    Arkansas Gulf States Louisiana Mississippi New Orleans  Energy
                                    (In Thousands)
1999:
  First Quarter     $ 72,906    $ 11,011    $ 13,437    $ 21,487  $3,015     $(1,535)   $   700
  Second Quarter     209,758      28,929      17,022      93,371   8,222      11,695     29,483
  Third Quarter      296,158      58,021      80,921      88,680  23,212      15,581     24,042
  Fourth Quarter      16,204     (28,648)     13,620     (11,768)  7,139      (6,780)    28,147
1998:
  First Quarter     $ 60,054    $  5,623    $ 14,756    $ 13,917  $5,194     $  (902)   $24,587
  Second Quarter     215,979      39,967      (5,241)     49,546  29,514       6,577     24,779
  Third Quarter      262,596      73,731      78,313      81,470  29,319      10,258     25,139
  Fourth Quarter     247,000      (8,370)    (41,435)     34,554  (1,389)        204     31,971


Earnings per Average Common Share (Entergy Corporation)

                         1999                   1998
                      Basic and Diluted     Basic and Diluted

  First Quarter           $0.25                 $ 0.20
  Second Quarter          $0.81                 $ 0.83
  Third Quarter           $1.16                 $ 1.01
  Fourth Quarter          $0.03                 $ 0.96

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

    Name      Age               Position                      Period

ENTERGY ARKANSAS, INC.

Directors
Thomas J. Wright       53   President and Chief Executive Officer        1999-Present
                             of Entergy Arkansas
                            Director of Entergy Arkansas                 1999-Present
                            Managing Director of London                  1998-1999
                             Electricity England
                            Chairman, CEO and Director of                1996-1998
                             CitiPower Pty. Australia
                            Vice President Transmission and              1994-1996
                             Distribution System of Entergy
                             Services
Donald C. Hintz             See information under the Entergy
                             Corporation Officers Section in Part
                             I.
C. John Wilder              See information under the Entergy
                             Corporation Officers Section in Part
                             I.

Officers

Cecil L. Alexander     64   Vice President - State Governmental          1991-Present
                             Affairs of Entergy Arkansas
C. Gary Clary          55   Senior Vice President - Human                1998-Present
                             Resources and Administration of
                             Entergy Arkansas, Entergy Gulf
                             States, Entergy Louisiana, Entergy
                             Mississippi, and Entergy New Orleans
                            Vice President - Human Resources and         1997-1998
                             Administration of Entergy Arkansas,
                             Entergy Gulf States, Entergy
                            Louisiana, Entergy Mississippi, and
                             Entergy New Orleans
                            Director-System Human Resources of           1993-1996
                             Entergy Services
Frank F. Gallaher           See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Joseph T. Henderson         See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Nathan E. Langston          See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Steven C. McNeal            See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Michael G. Thompson         See information under the Entergy
                             Corporation Officers Section in Part
                             I.
C. John Wilder              See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Thomas J. Wright            See information under the Entergy
                             Arkansas Directors above.

ENTERGY GULF STATES, INC.

Directors

Joseph F. Domino       51   Director of Entergy Gulf States            1999-Present
                            President and Chief Executive Officer      1998-Present
                             -Texas
                            Director - Southwest Franchise of          1997-1998
                             Entergy Gulf States
                            Director - Eastern Region of Entergy       1995-1997
                             Services
                            Director - Southern Region of Entergy      1994-1995
                             Services
Donald C. Hintz             See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Jerry D. Jackson            See information under the Entergy
                             Corporation Officers Section in Part
                             I.
C. John Wilder              See information under the Entergy
                             Corporation Officers Section in Part
                             I.

Officers

James D. Bruno         60   Vice President - Region of Entergy         1999-Present
                             Louisiana and Entergy Gulf States
                            Vice President of Customer Service of      1998-1999
                             Entergy Louisiana and Entergy Gulf
                             States
                            Vice President of Customer Service of      1994-1998
                             Entergy Louisiana and Entergy New
                             Orleans
                            Vice President - Metro Region of           1993-1994
                             Entergy Services
Murphy A. Dreher       47   Vice President - State Governmental        1999-Present
                             Affairs of Entergy Gulf States -LA
                             and Entergy Louisiana
                            Legislative Executive - Governmental       1995-1998
                             Affairs of Entergy Gulf States
                            Director of Governmental Affairs of        1993-1995
                             Entergy Gulf States
Randall W. Helmick     45   Vice President of Operations -             1998-Present
                             Louisiana
                            Director of Special Projects of            1997-1998
                             London Electricity
                            Director of Reliability of Entergy         1997
                             Services
                            Director of Operations and                 1994-1997
                             Engineering of Entergy Services
J. Parker McCollough   48   Vice President - State Governmental        1996-Present
                             Affairs of Entergy Gulf States - TX
                            Vice President - Governmental              1993-1996
                             Affairs, Texas Association of
                             Realtors (trade association)
C. Gary Clary               See information under the Entergy
                             Arkansas Officers Section above.
Joseph F. Domino            See information under the Entergy
                             Gulf States Directors Section above.
Frank F. Gallaher           See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Joseph T. Henderson         See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Jerry D. Jackson            See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Nathan E. Langston          See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Steven C. McNeal            See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Michael G. Thompson         See information under the Entergy
                             Corporation Officers Section in Part
                             I.
C. John Wilder              See information under the Entergy
                             Corporation Officers Section in Part
                             I.

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

Officers

James D. Bruno              See information under the Entergy
                             Gulf States Officers Section above.
C. Gary Clary               See information under the Entergy
                             Arkansas Officers Section above.
Murphy A. Dreher            See information under the Entergy
                             Gulf States Officers Section above.
Frank F. Gallaher           See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Randall W. Helmick          See information under the Entergy
                             Gulf States Officers Section above.
Joseph T. Henderson         See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Jerry D. Jackson            See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Nathan E. Langston          See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Steven C. McNeal            See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Michael G. Thompson         See information under the Entergy
                             Corporation Officers Section in Part
                             I.
C. John Wilder              See information under the Entergy
                             Corporation Officers Section in Part
                             I.

ENTERGY MISSISSIPPI, INC.

Directors

Carolyn C. Shanks      38   President and Chief Executive Officer      1999-Present
                             of Entergy Mississippi
                            Director of Entergy Mississippi            1999-Present
                            Vice President of Finance and              1997-1999
                             Administration of Entergy
                             Mississippi
                            Director of Business Services of           1994-1997
                             Entergy Operations
Donald C. Hintz             See information under the Entergy
                             Corporation Officers Section in Part
                             I.
C. John Wilder              See information under the Entergy
                             Corporation Officers Section in Part
                             I.

Officers

Bill F. Cossar         61   Vice President - State Governmental        1987-Present
                             Affairs of Entergy Mississippi
C. Gary Clary               See information under the Entergy
                             Arkansas Officers Section above.
Frank F. Gallaher           See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Joseph T. Henderson         See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Nathan E. Langston          See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Steven C. McNeal            See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Carolyn C. Shanks           See information under the Entergy
                             Mississippi Directors above.
Michael G. Thompson         See information under the Entergy
                             Corporation Officers Section in Part
                             I.
C. John Wilder              See information under the Entergy
                             Corporation Officers Section in Part
                             I.

ENTERGY NEW ORLEANS, INC.

Directors

Daniel F. Packer       52   Chief Executive Officer of Entergy         1998-Present
                             New Orleans - LA
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

Officers

Elaine Coleman         50   Vice President External Affairs of         1998-Present
                             Entergy New Orleans - LA
                            Director of Customer Service of            1998
                             Entergy Services
                            Lead Customer Service Manager of           1995-1998
                             Entergy Services
                            Manager of Employee Communication of       1993-1995
                             Entergy Services
C. Gary Clary               See information under the Entergy
                             Arkansas Officers Section above.
Frank F. Gallaher           See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Joseph T. Henderson         See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Nathan E. Langston          See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Steven C. McNeal            See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Daniel F. Packer            See information under the Entergy New
                             Orleans Directors Section above.
Michael G. Thompson         See information under the Entergy
                             Corporation Officers Section in Part
                             I.
C. John Wilder              See information under the Entergy
                             Corporation Officers Section in Part
                             I.

SYSTEM ENERGY RESOURCES, INC.

Directors

Jerry W. Yelverton     55   Director, President and Chief              1999-Present
                             Executive Officer of System Energy
                            Senior Vice President of Nuclear of        1997-1998
                             Entergy Services
                            Executive Vice President and Chief         1996-1998
                             Operating Officer of Entergy
                             Operations
                            Vice President of Operations of ANO        1992-1996
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

Officers

Joseph L. Blount       53   Secretary of System Energy and             1991-Present
                             Entergy Operations
                            Vice President Legal and External          1990-1993
                             Affairs of Entergy Operations
Joseph T. Henderson         See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Nathan E. Langston          See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Steven C. McNeal            See information under the Entergy
                             Corporation Officers Section in Part
                             I.
C. John Wilder              See information under the Entergy
                             Corporation Officers Section in Part
                             I.
Jerry W. Yelverton          See information under the System
                             Energy Directors section above.


     Each director and officer of the applicable Entergy company is elected yearly to serve by the unanimous consent of the sole stockholder, Entergy Corporation, at its annual meeting.


Section 16(a) Beneficial Ownership Reporting Compliance

      Information called for by this item concerning the directors and officers of Entergy Corporation is set forth in the Proxy Statement of Entergy Corporation to be filed in connection with its Annual Meeting of Stockholders to be held on May 12, 2000, under the heading "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.

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

     ENTERGY ARKANSAS, ENTERGY GULF STATES, ENTERGY LOUISIANA, ENTERGY
            MISSISSIPPI, ENTERGY NEW ORLEANS, AND SYSTEM ENERGY

                        Summary Compensation Table

      The following table includes the Chief Executive Officer and the four other most highly compensated executive officers in office as of December 31, 1999 at Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy (collectively, the "Named Executive Officers"). This determination was based on total annual base salary and bonuses from all Entergy sources earned by each officer for the year 1999. See Item 10, "Directors and Executive Officers of the Registrants," for information on the principal positions of the Named Executive Officers in the table below.

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

                                                               Long-Term
                                                             Compensation
                                    Annual Compensation          Awards
                                                                         Restricted    Securities          (a)
                                                         Other Annual      Stock       Underlying       All Other
          Name             Year   Salary        Bonus    Compensation      Awards      Options        Compensation
C. Gary Clary              1999   $ 254,080   $193,423     $     0           (b)       28,025 shares   $    8,012
                           1998     226,662    168,089       9,959           (b)        1,250               5,017
                           1997     170,731     36,086      23,072           (b)        2,500               5,122

John J. Cordaro (d)        1999   $  53,506   $ 11,815     $ 2,698           (b)            0 shares   $1,305,083
                           1998     227,556     67,211      45,209           (b)        1,250               5,833
                           1997     206,410          0      37,986           (b)        2,500               6,192

Joseph F. Domino           1999   $ 223,569   $200,210     $ 7,072           (b)       13,487 shares   $    6,838
CEO-Entergy Gulf States-TX 1998     164,011     39,492       4,558           (b)            0               5,409
                           1997     138,374          0      16,205           (b)            0                   0

Frank F. Gallaher          1999   $ 401,161   $303,855     $38,496           (b)       39,500 shares   $   13,545
                           1998     382,829    280,747      89,137           (b)        2,500              12,396
                           1997     327,385          0      11,132           (b)        5,000               9,822

Joseph T. Henderson        1999   $ 222,115   $201,100     $36,004           (b)        7,500 shares   $   21,983

Jerry D. Jackson           1999   $ 442,809   $403,554     $39,670           (b)       94,000 shares   $   15,497
CEO-Entergy Louisiana      1998     408,456    348,156      59,630           (b)        2,500              13,849
CEO-Entergy Gulf States-LA 1997     342,077          0      56,359           (b)        5,000              10,262

R. Drake Keith (d)         1999   $ 144,017   $ 85,544     $ 3,785           (b)       16,750 shares   $  144,801
                           1998     289,145    165,582      67,239           (b)        1,250              10,259
                           1997     276,728          0      41,230           (b)        2,500               8,292

Nathan E. Langston         1999   $ 193,462   $178,400     $23,613           (b)       15,400 shares   $    4,800
                           1998     158,563    111,125      21,953           (b)            0               5,243
                           1997     131,660     10,504      17,462           (b)            0                   0

Steven C. McNeal           1999   $ 171,077   $ 78,100     $     0           (b)        5,925 shares   $    4,800
                           1998     154,721     94,400       4,432           (b)            0               5,145
                           1997     122,474      9,818      14,237           (b)            0                   0

Donald E. Meiners (d)      1999   $ 180,342   $ 84,552     $27,682           (b)       16,750 shares   $1,198,504
                           1998     268,345    148,734      60,353           (b)        1,250               9,388
                           1997     255,410          0      33,748           (b)        2,500               7,662

Daniel F. Packer           1999   $ 211,055   $127,920     $10,517           (b)       16,750 shares   $    6,583
CEO-Entergy New Orleans    1998     170,326    123,513      54,208(e)        (b)            0               4,018
                           1997     147,077          0      96,097(e)        (b)            0               3,028

Carolyn C. Shanks          1999   $ 208,931   $133,950     $ 2,549           (b)       11,050 shares   $    4,800
CEO-Entergy Mississippi    1998     144,798     41,394       3,901           (b)            0               4,340
                           1997     118,124      1,110      14,841           (b)            0               3,267

Michael G. Thompson        1999   $ 336,378   $254,910     $53,407           (b)       28,700 shares   $   11,280
                           1998     309,958    283,935      25,200       $60,874(b)(c)  2,500              10,091
                           1997     259,315          0      12,856           (b)        5,000               7,729

C. John Wilder             1999   $ 445,191   $406,693    $119,878           (b)       52,500 shares   $   20,035
                           1998     201,413    513,106       7,255      $758,560(b)(c)      0               3,300

Thomas J. Wright           1999   $ 263,120   $225,458    $159,653(e)        (b)       18,999 shares   $   32,356
CEO-Entergy Arkansas       1998     234,361    757,045(f)  519,610(e)        (b)            0              20,833
                           1997     210,070     89,232     279,188(e)        (b)            0               6,102

Jerry W. Yelverton         1999   $ 363,997   $328,500      $8,036           (b)       49,400 shares   $   11,286
CEO-System Energy          1998     282,410    184,959      22,068           (b)        1,250               8,886
                           1997     227,928          0      19,143           (b)        2,500               6,954

(a)  Includes the following:

     (1) 1999 benefit accruals under the Defined Contribution Restoration Plan as follows: Mr. Clary $3,212; Mr. Cordaro $638; Mr. Domino $2,038; Mr. Gallaher $8,745; Mr. Henderson $1,866; Mr. Jackson $10,697; Mr. Keith $273; Mr. Meiners $457; Mr. Packer $1,783; Mr.
          Thompson $6,480; Mr. Wilder $8,832; Mr. Wright $164; and Mr. Yelverton $6,486.

     (2) 1999 employer contributions to the System Savings Plan as follows: Mr. Clary $4,800; Mr. Cordaro $1,471; Mr. Domino $4,800; Mr. Gallaher $4,800; Mr. Henderson $40; Mr. Jackson $4,800; Mr. Keith $3,187; Mr. Langston $4,800; Mr. McNeal $4,800;
          Mr. Meiners $4,263; Mr. Packer $4,800; Ms. Shanks $4,800; Mr. Thompson $4,800; Mr. Wilder $4,400; Mr. Wright $5,810; and Mr. Yelverton $4,800.

     (3) 1999 reimbursements for moving expenses as follows: Mr. Henderson $20,077, Mr. Wilder $6,803, and Mr. Wright $26,382.

     (4) 1999 payments to retired Named Executive Officers under the executive pension plans were as follows: Mr. Cordaro and Mr. Meiners received lump sum payments under the Post Retirement Plan and Pension Equalization Plan totaling $1,302,974 and $1,169,071, respectively. Mr. Meiners also received $24,713 from the Defined Contribution Restoration Plan. Mr. Keith received payments under the Post Retirement Plan and the Pension Equalization Plan of $141,341.

(b) There were no restricted stock awards in 1999 under the Equity Ownership Plan. At December 31, 1999, the number and value of the aggregate restricted stock holdings were as follows: Mr. Clary 12,945 shares, $333,334; Mr. Cordaro 1,626 shares, $41,870; Mr. Domino 3,002 shares, $77,302; Mr. Gallaher 7,497 shares, $193,048; Mr. Henderson 3,948 shares, $101,661; Mr. Jackson 27,000 shares, $695,250; Mr. Keith
     1,992 shares, $51,294; Mr. Langston 3,380 shares, $87,035; Mr. Meiners 2,243 shares, $57,757; Mr. Packer 4,500 shares, $115,875; Ms. Shanks
     2,382  shares,  $61,337;  Mr. Thompson 14,834  shares,  $381,976;  Mr.
     Wilder  39,111 shares, $1,007,108; Mr. Wright 4,500 shares,  $115,875;
     and Mr. Yelverton 11,505 shares, $296,254. Accumulated dividends are paid on restricted stock when vested. No restrictions were lifted in 1999, 1998, and 1997 under the Equity Ownership Plan. The value of restricted stock holdings as of December 31, 1999 is determined by multiplying the total number of shares held by the closing market price of Entergy Corporation common stock on the New York Stock Exchange Composite Transactions on December 31, 1999 ($25.75 per share).

(c) In addition to the restricted shares granted under the Long Term Incentive Plan Mr. Wilder and Mr. Thompson were granted 26,000 and 2,000 additional restricted shares, respectively. Restricted shares awarded will vest incrementally over a three-year period, beginning in 1999, based on continued service with Entergy Corporation. Restrictions will be lifted annually. The value Mr. Wilder and Mr. Thompson may realize is dependent upon both the number of shares that vest and the future market price of Entergy Corporation common stock. Accumulated dividends will not be paid on 21,000 shares of Mr. Wilder's restricted stock when vested. Accumulated dividends will be paid on 5,000 shares of Mr. Wilder's restricted stock and all of Mr. Thompson's restricted stock when vested.

(d) Mr. Cordaro is the former Chief Executive Officer of Entergy Gulf States, LA and Entergy Louisiana. Mr. Keith is the former Chief Executive Officer of Entergy Arkansas. Mr. Meiners is the former Chief Executive Officer of Entergy Mississippi.

(e) Includes Mr. Packer's living expenses of approximately $24,000 in 1998 and $68,000 in 1997, including taxes and housing. Includes approximately $30,000 in 1999, $465,000 in 1998, and $236,000 in 1997 related to various overseas living expenses associated with Mr. Wright's assignments in London and Australia.

(f) Includes approximately $596,000 of performance bonus for service years 1996-1998. A portion of the bonus was paid during 1999 with the remaining amount to be paid in 2000.


                           Option Grants in 1999

      The following table summarizes option grants during 1999 to the Named
Executive  Officers.   The  absence, in  the  table  below,  of  any  Named
Executive Officer indicates that no options were granted to such officer.

Entergy   Arkansas,   Entergy  Gulf  States,  Entergy  Louisiana,   Entergy
Mississippi, Entergy New Orleans,  and System Energy

                                          Individual Grants                   Potential Realizable
                                      % of Total                                     Value
                       Number of       Options                                 at Assumed Annual
                       Securities     Granted to    Exercise                    Rates of Stock
                       Underlying     Employees      Price                     Price Appreciation
                        Options          in           (per        Expiration   for Option Term (c)
        Name           Granted (a)      1999       share) (a)       Date        5%           10%
C. Gary Clary          28,025 (a)       0.5%       $ 29.9375      1/28/09  $  527,642    $1,337,147
Joseph F. Domino       13,487 (a)       0.3%         29.9375      1/28/09     253,928       643,503
Frank F. Gallaher      39,500 (a)       0.7%         29.9375      1/28/09     743,688     1,884,650
Joseph T. Henderson     7,500 (b)       0.1%         28.8750      3/08/09     136,195       345,145
Jerry D. Jackson       94,000 (a)       1.8%         29.9375      1/28/09   1,769,788     4,484,991
R. Drake Keith         16,750 (a)       0.3%         29.9375      1/28/09     315,361       799,187
Nathan E. Langston     15,400 (a)       0.3%         29.9375      1/28/09     289,944       734,775
Steven C. McNeal        5,925 (a)       0.1%         29.9375      1/28/09     111,562       282,719
Donald E. Meiners      16,750 (a)       0.3%         29.9375      1/28/09     315,361       799,187
Daniel F. Packer       16,750 (a)       0.3%         29.9375      1/28/09     315,361       799,187
Carolyn C. Shanks      11,050 (a)       0.2%         29.9375      1/28/09     208,044       527,225
Michael G. Thompson    28,700 (a)       0.5%         29.9375      1/28/09     540,350     1,369,353
C. John Wilder         52,500 (a)       1.0%         29.9375      1/28/09     988,454     2,504,936
Thomas J. Wright       18,999 (a)       0.4%         29.9375      1/28/09     357,706       906,498
Jerry W. Yelverton     49,400 (a)       0.9%         29.9375      1/28/09     930,089     2,357,027

(a) Options were granted on January 28, 1999, pursuant to the Equity Ownership Plan. All options granted on this date have an exercise price equal to the closing price of Entergy Corporation common stock on the New York Stock Exchange Composite Transactions on January 28, 1999. These options will vest incrementally over a three-year period beginning in 2000.

(b) Options were granted on March 8, 1999 and will vest incrementally over a three-year period beginning in 2000.

(c) Calculation based on the market price of the underlying securities assuming the market price increases over a ten-year option period and assuming annual compounding. The column presents estimates of potential values based on simple mathematical assumptions. The actual value, if any, a Named Executive Officer may realize is dependent upon the market price on the date of option exercise.

  Aggregated Option Exercises in 1999 and December 31, 1999 Option Values

     The following table summarizes the number and value of all unexercised options held by the Named Executive Officers. The absence, in the table below, of any Named Executive Officer indicates that no options are held by such officer. No Named Executive Officer exercised options during 1999.

                       Number of Securities          Value of Unexercised
                   Underlying Unexercised Options    In-the-Money Options
                     as of December 31, 1999      as of December 31, 1999 (a)
         Name       Exercisable  Unexercisable    Exercisable  Unexercisable
  C. Gary Clary        3,750       28,025         $     -       $    -
  Joseph F. Domino     1,500       13,487            3,375           -
  Frank F. Gallaher   45,000       39,500          127,813           -
  Joseph T. Henderson      -        7,500               -            -
  Jerry D. Jackson    51,911       94,000          121,875           -
  Nathan E. Langston   1,500       15,400            3,375           -
  Steven C. McNeal     1,500        5,925            3,375           -
  Donald E. Meiners   11,250       16,750              -             -
  Daniel F. Packer         -       16,750              -             -
  Carolyn C. Shanks        -       11,050              -             -
  Michael G. Thompson 20,000       28,700            5,938           -
  C. John Wilder           -       52,500              -             -
  Thomas J. Wright         -       18,999              -             -
  Jerry W. Yelverton   8,250       49,400            4,500           -

(a) Based  on  the  difference   between   the   closing  price  of  Entergy
    Corporation's common stock on the New York Stock Exchange Composite Transactions on December 31, 1999, and the option exercise price.


                            Pension Plan Tables

Entergy   Arkansas,   Entergy  Gulf  States,  Entergy  Louisiana,   Entergy
Mississippi, Entergy New Orleans, and System Energy

                       Retirement Income Plan Table

     Annual
     Covered                  Years of Service
  Compensation      15         20         25         30        35
     $100,000    $22,500    $30,000   $ 37,500    $45,000    $52,500
      200,000     45,000     60,000     75,000     90,000    105,000
      300,000     67,500     90,000    112,500    135,000    157,500
      400,000     90,000    120,000    150,000    180,000    210,000
      500,000    112,500    150,000    187,500    225,000    262,500
      650,000    146,250    195,000    243,750    292,500    341,250
      950,000    213,750    285,000    356,250    427,500    498,750

     All of the Named Executive Officers participate in a Retirement Income Plan, a defined benefit plan, that provides a benefit for employees at retirement from Entergy based upon (1) generally all years of service beginning at age 21 through termination, with a forty-year maximum, multiplied by (2) 1.5%, multiplied by (3) the final average compensation. Final average compensation is based on the highest consecutive 60 months of covered compensation in the last 120 months of service. The normal form of benefit for a single employee is a lifetime annuity and for a married employee is a 50% joint and survivor annuity. Other actuarially equivalent options are available to each retiree. Retirement benefits are not subject to any deduction for Social Security or other offset amounts. The amount of the Named Executive Officers' annual compensation covered by the plan as of December 31, 1999, is represented by the salary column in the Summary Compensation Table above.

      The credited years of service under the Retirement Income Plan, as of December 31, 1999, for the following Named Executive Officers is as follows: Mr. Domino 29; Mr. Gallaher 30; Mr. Langston 28; Mr. McNeal 17; Mr. Packer 17; Ms. Shanks 16; Mr. Wright 30; and Mr. Yelverton 20. The credited years of service under the Retirement Income Plan, as of December 31, 1999 for the following Named Executive Officers, as a result of entering into supplemental retirement agreements, is as follows: Mr. Clary 26; Mr. Henderson 16; Mr. Jackson 20; Mr. Thompson 23; and Mr. Wilder
16. Mr. Cordaro, Mr. Keith and Mr. Meiners retired during 1999 with 40, 33, and 39 credited years of service, respectively.

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

      In addition to the Retirement Income Plan discussed above, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy participate in the Supplemental Retirement Plan of Entergy
Corporation and Subsidiaries and the Post-Retirement Plan of Entergy Corporation and Subsidiaries. Participation is limited to one of these two plans and is at the invitation of Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy. The participant may receive from the appropriate Entergy company a monthly benefit  payment  not in excess of .025 (under the Supplemental  Retirement
Plan) or .0333 (under the Post-Retirement Plan) times the participant's average basic annual salary (as defined in the plans) for a maximum of 120 months. Mr. Packer and Mr. Yelverton have entered into a Supplemental Retirement Plan participation contract, and Mr. Cordaro, Mr. Gallaher, Mr. Jackson, Mr. Keith, Mr. Meiners and Mr. Wright have entered into Post-Retirement Plan participation contracts. Current estimates indicate that the annual payments to each Named Executive Officer under the above plans would be less than the payments to that officer under the System Executive Retirement Plan discussed below.

                System Executive Retirement Plan Table (1)


   Annual
   Covered                     Years of Service
Compensation       10            15        20          25          30+
$ 200,000       $60,000     $ 90,000   $100,000     $110,000    $120,000
  300,000        90,000      135,000    150,000      165,000     180,000
  400,000       120,000      180,000    200,000      220,000     240,000
  500,000       150,000      225,000    250,000      275,000     300,000
  600,000       180,000      270,000    300,000      330,000     360,000
  700,000       210,000      315,000    350,000      385,000     420,000
1,000,000       300,000      450,000    500,000      550,000     600,000


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

      In 1993, Entergy Corporation adopted the System Executive Retirement Plan (SERP). This plan was amended in 1998. Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are participating employers in the SERP. The SERP is an unfunded defined benefit plan offered at retirement to certain senior executives, which would currently include all the Named Executive Officers (except for Mr. McNeal). Participating executives choose, at retirement, between the retirement benefits paid under provisions of the SERP or those payable under the Supplemental Retirement Plan or the Post-Retirement Plan discussed above. The plan was amended in 1998 to provide that covered pay is the average of the highest three years annual base pay and incentive awards earned by the executive during the ten years immediately preceding his retirement. Benefits paid under the SERP are calculated by multiplying the covered pay times target pay replacement ratios (45%, 50%, or 55%, dependent on job rating at retirement) that are attained, according to plan design, at 20 years of credited service. The target ratios are increased by 1% for each year of service over 20 years, up to a maximum of 30 years of service. In accordance with the SERP formula, the target ratios are reduced for each year of service below 20 years. The credited years of service under this plan are identical to the years of service for Named Executive Officers (other than Mr. Henderson, Mr. Jackson, Mr. Keith, Mr. Thompson, Mr. Wilder, and Mr. Yelverton) disclosed above in the section entitled "Pension Plan Tables-Retirement Income Plan Table". Mr. Henderson, Mr. Jackson, Mr. Thompson, Mr. Wilder and Mr. Yelverton have 8 months, 26 years, 18 years, 1 year, and 30 years, respectively, of credited service under this plan. Mr. Keith had 16 years of credited service under this plan when he retired.

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

Entergy   Corporation,  Entergy  Arkansas,  Entergy  Gulf  States,  Entergy
Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy

     For information regarding employment contracts' of the Named Executive Officers of Entergy Corporation, see the Proxy Statement under the heading "Executive Employment Contracts and Retirement Contracts", which information is incorporated herein by reference.

      Upon his employment on July 6, 1998, Mr. Wilder entered into an employment agreement with the Corporation pursuant to which he receives an annual salary of $400,000 and the potential maximum annual incentive payout of 90%. Mr. Wilder is eligible for a pro-rata share of the performance award for the period 1998-2000. The Corporation granted Mr. Wilder a signing bonus of $300,000, and 21,000 shares of restricted stock, upon which restrictions have been or will be lifted on 7,000 shares each year beginning on his first employment anniversary. On December 4, 1998 Mr. Wilder was granted 5,000 restricted shares of Entergy stock. Restrictions were lifted on one-third of these 5,000 shares on December 4, 1999 and will be lifted on one-third of these shares on the second and third anniversary dates of this grant. Mr. Wilder was offered participation in the System Executive Retirement Plan and was credited with 15 years of service. If Entergy terminates Mr. Wilder's employment within two years other than for just cause, he will receive his annual base salary and continuation of his health benefits for two years; all remaining earned but unvested stock options and performance shares would immediately vest. Upon a change of control, if Mr. Wilder resigns for "good reason" his executive pension benefits will immediately vest and he will receive a lump sum payment of
2.99 times his average three years base pay.

         Personnel Committee Interlocks and Insider Participation

      The compensation of Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy executive officers was set by the Personnel Committee of Entergy Corporation's Board of Directors, composed solely of Directors of Entergy Corporation. Dr. Murrill is the retired Chairman of the Board and Chief Executive Officer of Entergy Gulf States, Inc. and served on the Personnel Committee of Entergy Corporation during 1999.

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

      As of December 31, 1999, the directors, the Named Executive Officers, and the directors and officers as a group for Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, respectively, beneficially owned directly or indirectly common stock of Entergy Corporation as indicated:

                                        Entergy Corporation
                                            Common Stock
                                        Amount and Nature of
                                       Beneficial Ownership(a)
                                      Sole Voting
                                         and             Other
                                      Investment      Beneficial
                    Name                Power         Ownership(b)

         Entergy Corporation
         W. Frank Blount*               6,234               -
         George W. Davis*                 900               -
         Norman C. Francis*             2,100               -
         Frank F. Gallaher**            5,706          45,000
         Donald C. Hintz**              2,095          55,000
         Jerry D. Jackson**            20,998          51,911
         J. Wayne Leonard***            5,594               -
         Robert v.d. Luft*             14,522          40,000
         Jerry L. Maulden**            16,587          32,500
         Thomas F. McLarty, III*          300               -
         Paul W. Murrill*               2,682               -
         James R. Nichols*             15,614               -
         William A. Percy, III*             -               -
         Dennis H. Reilley*               300
         Wm. Clifford Smith*            8,520               -
         Bismark A. Steinhagen*         9,047               -
         C. John Wilder**               8,666               -
         All directors and executive
           officers                   136,086         247,411

                                        Entergy Corporation
                                           Common Stock
                                        Amount and Nature of
                                       Beneficial Ownership(a)
                                      Sole Voting
                                         and           Other
                                      Investment     Beneficial
                    Name                 Power      Ownership(b)

         Entergy Arkansas
         C. Gary Clary**                15,705         3,750
         Frank F. Gallaher**             5,706        45,000
         Donald C Hintz*                 2,095        55,000
         R. Drake Keith**(c)            16,984             -
         Michael G. Thompson**           9,319        20,000
         C. John Wilder***               8,666             -
         Thomas J. Wright***            12,432             -
         All directors and executive
           officers                     82,553       128,750


         Entergy Gulf States
         C. Gary Clary**                15,705         3,750
         John J. Cordaro**(c)              346             -
         Joseph F. Domino***             5,616         1,500
         Frank F. Gallaher**             5,706        45,000
         Donald C. Hintz*                2,095        55,000
         Jerry D. Jackson***            20,998        51,911
         Michael G. Thompson**           9,319        20,000
         C. John Wilder***               8,666             -
         All directors and executive
           officers                     81,871       186,411


         Entergy Louisiana
         C. Gary Clary**                15,705         3,750
         John J. Cordaro**(c)              346             -
         Frank F. Gallaher**             5,706        45,000
         Donald C. Hintz*                2,095        55,000
         Jerry D. Jackson***            20,998        51,911
         Michael G. Thompson**           9,319        20,000
         C. John Wilder***               8,666             -
         All directors and executive
           officers                     75,779       184,911

                                         Entergy Corporation
                                             Common Stock
                                         Amount and Nature of
                                        Beneficial Ownership(a)
                                      Sole Voting
                                          and           Other
                                      Investment     Beneficial
                    Name                Power        Ownership(b)

         Entergy Mississippi
         C. Gary Clary**                15,705          3,750
         Frank F. Gallaher**             5,706         45,000
         Donald C. Hintz*                2,095         55,000
         Donald E. Meiners**(c)         21,109         11,250
         Carolyn C. Shanks***            2,528              -
         Michael G. Thompson**           9,319         20,000
         C. John Wilder***               8,666              -
         All directors and executive
           officers                     74,978        138,000


         Entergy New Orleans
         C. Gary Clary**                15,705          3,750
         Frank F. Gallaher**             5,706         45,000
         Donald C. Hintz*                2,095         55,000
         Daniel F. Packer***             2,253              -
         Michael G. Thompson**           9,319         20,000
         C. John Wilder***               8,666              -
         All directors and executive
           officers                     52,401        126,750

         System Energy
         Joseph T. Henderson**               -              -
         Donald C. Hintz*                2,095         55,000
         Nathan E. Langston**            5,134          1,500
         Steven C. McNeal**              1,768          1,500
         C. John Wilder***               8,666              -
         Jerry W. Yelverton***           7,110          8,250
         All directors and executive
           officers                     27,713         66,250


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

(b) Includes, for the Named Executive Officers, shares of Entergy Corporation common stock in the form of unexercised stock options awarded pursuant to the Equity Ownership Plan as follows: C. Gary Clary, 3,750 shares; Joseph F. Domino, 1,500 shares; Frank F. Gallaher, 45,000 shares; Donald C. Hintz, 55,000 shares; Jerry D. Jackson, 51,911 shares; Nathan E. Langston, 1,500 shares; Robert v.d. Luft, 40,000 shares; Jerry L. Maulden, 32,500 shares; Steven C. McNeal, 1,500 shares; Donald E. Meiners, 11,250 shares; Michael G. Thompson, 20,000 shares; and Jerry W. Yelverton, 8,250 shares.

(c) Mr. Cordaro is the former Chief Executive Officer and a former director of Entergy Gulf States, LA and Entergy Louisiana. Mr. Keith is the former Chief Executive Officer and a former director of Entergy Arkansas. Mr. Meiners is the former Chief Executive Officer and a former director of Entergy Mississippi.


Item 13.  Certain Relationships and Related Transactions

      During 1999, T. Baker Smith & Son, Inc. performed land-surveying services for, and received payments of approximately $202,996 from Entergy companies. Mr. Wm. Clifford Smith, a director of Entergy Corporation, is President of T. Baker Smith & Son, Inc. Mr. Smith's children own 100% of the voting stock of T. Baker Smith & Son, Inc.

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

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K

(a)1. Financial Statements and Independent Auditors' Reports for Entergy, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy are listed in the Index to Financial Statements (see pages 36 and 37)

(a)2. Financial Statement Schedules

      Reports   of  Independent  Accountants  on  Financial  Statement
      Schedules (see page 199)

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

     None

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

                                      Date: March 14, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                 Date




   /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 14, 2000
                               Accounting Officer
                         (Principal Accounting Officer)




     J. Wayne Leonard (Chief Executive Officer and Director; Principal Executive Officer); Robert v.d. Luft (Chairman of the Board and Director); C. John Wilder (Executive
     Vice  President and   Chief   Financial   Officer;
     Principal   Financial Officer);  W.  Frank Blount,
     George W. Davis, Norman C. Francis, Kinnaird R. McKee, Thomas F. McLarty, III, Paul W. Murrill, James R. Nichols, Eugene H. Owen, William A. Percy, II, Dennis
     H. Reilley, Wm. Clifford  Smith,  and Bismark A.
     Steinhagen (Directors).



     By:   /s/ Nathan E. Langston                March 14, 2000
     (Nathan E. Langston, Attorney-in-fact)

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

                                      Date: March 14, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




  /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 14, 2000
                               Accounting Officer
                         (Principal Accounting Officer)




     Thomas J. Wright (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); C. John Wilder (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); and Donald C. Hintz (Director).



     By: /s/ Nathan E. Langston                    March 14, 2000
     (Nathan E. Langston, Attorney-in-fact)

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

                                      Date: March 14, 2000



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


      Signature                      Title                 Date




   /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 14, 2000
                              Accounting Officer
                         (Principal Accounting Officer)




     Jerry D. Jackson (Chairman of the Board, President, Chief Executive Officer-Louisiana, and Director; Principal Executive Officer); Joseph F. Domino (President, Chief Executive Officer-Texas, and Director; Principal Executive Officer); C. John Wilder (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); and Donald C. Hintz (Director).



     By: /s/ Nathan E. Langston                   March 14, 2000
     (Nathan E. Langston, Attorney-in-fact)

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

                                      Date: March 14, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




    /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 14, 2000
                              Accounting Officer
                         (Principal Accounting Officer)




     Jerry D. Jackson (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); C. John Wilder (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); and Donald C. Hintz (Director).




     By: /s/ Nathan E. Langston                   March 14, 2000
     (Nathan E. Langston, Attorney-in-fact)

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

                                      Date: March 14, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




   /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 14, 2000
                              Accounting Officer
                         (Principal Accounting Officer)




     Carolyn C. Shanks (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); C. John Wilder (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); and Donald C. Hintz (Director).




     By: /s/ Nathan E. Langston                    March 14, 2000
     (Nathan E. Langston, Attorney-in-fact)

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

                                      Date: March 14, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




   /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 14, 2000
                              Accounting Officer
                         (Principal Accounting Officer)




     Daniel F. Packer (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); C. John Wilder (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); and Donald C. Hintz (Director).




     By: /s/ Nathan E. Langston                       March 14, 2000
     (Nathan E. Langston, Attorney-in-fact)

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

                                      Date: March 14, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. The signature of each of the undersigned shall be deemed to relate only to matters having reference to the above-named company and any subsidiaries thereof.


          Signature                  Title                 Date




   /s/ Nathan E. Langston
      Nathan E. Langston    Vice President and Chief  March 14, 2000
                              Accounting Officer
                         (Principal Accounting Officer)




     Jerry W. Yelverton (Chairman of the Board, President, Chief Executive Officer, and Director; Principal Executive Officer); C. John Wilder (Executive Vice President, Chief Financial Officer, and Director; Principal Financial Officer); and Donald C. Hintz (Director).




     By: /s/ Nathan E. Langston                     March 14, 2000
     (Nathan E. Langston, Attorney-in-fact)

                                                       EXHIBIT 23(a)

                    CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in Post-Effective Amendment Nos. 2, 3, 4A, and 5A on Form S-8 and their related prospectuses to the registration statement on Form S-4 (No. 33-54298) and the registration statements and related prospectuses on Form S-3 (Nos. 333-02503 and 333-22007) of Entergy Corporation of our reports dated February 17, 2000, relating to the financial statements and financial statement schedules, which appear in this Form 10-K.

We hereby consent to the incorporation by reference in the registration statements and the related prospectuses on Form S-3 (Nos. 33-50289, 333-00103 and 333-05045) of Entergy Arkansas, Inc. of our reports dated February 17, 2000, relating to the financial statements and financial statement schedule, which appear in this Form 10-K.

We hereby consent to the incorporation by reference in the registration statements and the related prospectuses on Form S-3 (Nos. 33-49739, 33-51181 and 333-60957), on Form S-8 (Nos. 2-76551 and 2-98011) and on Form S-
2  (No.  333-17911),  of Entergy Gulf States, Inc.  of  our  reports  dated
February 17, 2000, relating to the financial statements and financial statement schedule, which appear in this Form 10-K.

We hereby consent to the incorporation by reference in the registration statements and the related prospectuses on Form S-3 (Nos. 33-46085, 33-39221, 33-50937, 333-00105, 333-01329, 333-03567 and 333-93683) of Entergy
Louisiana, Inc. of our reports dated February 17, 2000, relating to the financial statements and financial statement schedule, which appear in this Form 10-K.

We hereby consent to the incorporation by reference in the registration statements and the related prospectuses on Form S-3 (Nos. 33-53004, 33-55826, 33-50507 and 333-64023) of Entergy Mississippi, Inc. of our reports dated February 17, 2000, relating to the financial statements and financial statement schedule, which appear in this Form 10-K.

We hereby consent to the incorporation by reference in the registration statements and the related prospectuses on Form S-3 (Nos. 33-57926, 333-00255 and 333-95599) of Entergy New Orleans, Inc. of our reports dated February 17, 2000, relating to the financial statements and financial statement schedule, which appear in this Form 10-K.

We hereby consent to the incorporation by reference in the registration statements and the related prospectuses on Form S-3 (Nos. 33-47662, 33-61189 and 333-06717) of System Energy Resources, Inc. of our report dated February 17, 2000, relating to the financial statements, which appears in this Form 10-K.


PricewaterhouseCoopers LLP

New Orleans, Louisiana
March 14, 2000

    Report of Independent Accountants on Financial Statement Schedules



To the Board of Directors and Shareholders of Entergy Corporation:

Our audits of the consolidated financial statements of Entergy Corporation and the financial statements of Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc. and
Entergy New Orleans, Inc. (which reports and financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 14(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


PricewaterhouseCoopers LLP

New Orleans, Louisiana
February 17, 2000

                  INDEX TO FINANCIAL STATEMENT SCHEDULES


Schedule                                                                   Page

 I        Financial Statements of Entergy Corporation:
            Statements of Income - For the Years Ended December 31, 1999,
               1998, and 1997                                              S-2
            Statements of Cash Flows - For the Years Ended December 31, 1999,
               1998, and 1997                                              S-3
            Balance Sheets, December 31, 1999 and 1998                     S-4
            Statements of Retained Earnings and Paid-In Capital - For
               the Years Ended December 31, 1999, 1998, and 1997           S-5
 II       Valuation and Qualifying Accounts
            1999, 1998 and 1997:
               Entergy Corporation and Subsidiaries                        S-6
               Entergy Arkansas, Inc.                                      S-7
               Entergy Gulf States, Inc.                                   S-8
               Entergy Louisiana, Inc.                                     S-9
               Entergy Mississippi, Inc.                                   S-10
               Entergy New Orleans, Inc.                                   S-11



      Schedules other than those listed above are omitted because they are not required, not applicable, or the required information is shown in the financial statements or notes thereto.

     Columns have been omitted from schedules filed because the information is not applicable.


                         ENTERGY CORPORATION

        SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                         STATEMENTS OF INCOME

                                             For the Years Ended December 31,
                                               1999        1998         1997
                                                      (In Thousands)
Income:
  Equity in income of subsidiaries            $651,977     $822,758     $325,419
  Interest on temporary investments              5,703        2,536        5,086
                                              --------     --------     --------
        Total                                  657,680      825,294      330,505
                                              --------     --------     --------

Expenses and Other Deductions:
  Administrative and general expenses           85,815       77,296       62,250
  Income taxes (credit)                         12,524       (6,847)       3,438
  Taxes other than income                          739        1,325        1,226
  Interest                                       6,143       14,451       15,908
                                              --------     --------     --------
        Total                                  105,221       86,225       82,822
                                              --------     --------     --------

Net Income                                    $552,459     $739,069     $247,683
                                              ========     ========     ========
See Entergy Corporation and Subsidiaries Notes to Financial
Statements in Part II, Item 8.


                           ENTERGY CORPORATION

          SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                          STATEMENTS OF CASH FLOWS

                                                                    Year to Date December 31,
                                                                  1999        1998        1997
                                                                         (In Thousands)
Operating Activities:
  Net income                                                     $552,459    $739,069   $247,683
  Noncash items included in net income:
    Equity in earnings of subsidiaries                           (651,977)   (822,758)  (325,419)
    Deferred income taxes                                         (15,237)     (1,997)       898
    Depreciation                                                    1,438       2,069      1,442
  Changes in working capital:
    Receivables                                                       198     (21,033)    (8,683)
    Payables                                                       17,256         357     (3,690)
    Other working capital accounts                                (83,711)     26,683     68,089
  Common stock dividends received from subsidiaries               532,300     488,500    550,200
  Other                                                            68,276      36,948     43,479
                                                                ---------   ---------  ---------

    Net cash flow provided by operating activities                421,002     447,838    573,999
                                                                ---------   ---------  ---------

Investing Activities:
  Investment in subsidiaries                                      237,121     (96,383)  (633,449)
  Capital expenditures                                               (604)       (212)   (23,079)
  Other                                                             9,327           -          -
                                                                ---------   ---------  ---------

     Net cash flow provided by (used in) investing activities     245,844     (96,595)  (656,528)
                                                                ---------   ---------  ---------

Financing Activities:
  Changes in short-term borrowings                               (165,500)     99,500    166,000
  Advances to subsidiaries                                        (32,261)    (33,000)   (13,450)
  Common stock dividends paid                                    (291,483)   (373,441)  (438,183)
  Repurchase of common stock                                     (245,004)     (2,964)         -
  Issuance of common stock                                         15,320      19,340    305,379
                                                                ---------   ---------  ---------

     Net cash flow provided by (used in) financing activities    (718,927)   (290,565)    19,746
                                                                ---------   ---------  ---------

Net increase (decrease) in cash and cash equivalents              (52,081)     60,678    (62,783)

Cash and cash equivalents at beginning of period                   68,574       7,896     70,679
                                                                ---------   ---------  ---------

Cash and cash equivalents at end of period                        $16,493     $68,574     $7,896
                                                                =========   =========  =========



See Entergy Corporation and Subsidiaries Notes to Financial Statements in Part II, Item 8.


                          ENTERGY CORPORATION

        SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
                             BALANCE SHEETS

                                                                 December 31,
                                                             1999           1998
                                                                 (In Thousands)
                       ASSETS
Current Assets:
   Cash and cash equivalents:
     Temporary cash investments - at cost,
        which approximates market                             $16,493        $68,574
                                                           ----------     ----------
           Total cash and cash equivalents                     16,493         68,574
  Accounts receivable:
    Associated companies                                      177,501         48,660
  Interest receivable
                                                                   93            253
  Other                                                         1,937          9,380
                                                           ----------     ----------
           Total                                              196,024        126,867
                                                           ----------     ----------

Investment in Wholly-owned Subsidiaries                     7,114,525      7,268,768
                                                           ----------     ----------

Deferred Debits and Other Assets                               50,357         71,543
                                                           ----------     ----------
           Total                                           $7,360,906     $7,467,178
                                                           ==========     ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                              $120,000       $285,500
  Accounts payable:
    Associated companies                                        2,165          6,041
    Other                                                      17,786            531
  Taxes accrued                                                 9,142              -
  Other current liabilities                                     6,399          3,394
                                                           ----------     ----------
           Total                                              155,492        295,466
                                                           ----------     ----------

Deferred Credits and Noncurrent Liabilities                    80,989         64,672
                                                           ----------     ----------

Shareholders' Equity:
  Common stock, $.01 par value, authorized
   500,000,000 shares; issued 247,082,345 shares
    in 1999 and 246,829,076 shares in 1998                      2,471          2,468
  Paid-in capital                                           4,636,163      4,630,609
  Retained earnings                                         2,786,467      2,526,888
  Cumulative foreign currency translation adjustment          (68,782)       (46,739)
  Less cost of treasury stock (8,045,434 shares in
    1999 and 208,907 shares in 1998)                          231,894          6,186
                                                           ----------     ----------
           Total common shareholders' equity                7,124,425      7,107,040
                                                           ----------     ----------

           Total                                           $7,360,906     $7,467,178
                                                           ==========     ==========
See Entergy Corporation and Subsidiaries Notes to Financial Statements
in Part II, Item 8.


                            ENTERGY CORPORATION

       SCHEDULE I - FINANCIAL STATEMENTS OF ENTERGY CORPORATION
           STATEMENTS OF RETAINED EARNINGS AND PAID-IN CAPITAL

                                                         For the Years Ended December 31,
                                                         1999          1998          1997
                                                                  (In Thousands)
Retained Earnings, January 1                           $2,526,888    $2,157,912     $2,341,703

  Add:
    Net income                                            552,459       739,069        247,683

  Deduct:
    Dividends declared on common stock                    294,352       369,498        432,268
    Capital stock and other expenses                       (1,472)          595           (794)
                                                       ----------    ----------     ----------
        Total                                             292,880       370,093        431,474
                                                       ----------    ----------     ----------
Retained Earnings, December 31                         $2,786,467    $2,526,888     $2,157,912
                                                       ==========    ==========     ==========


Paid-in Capital, January 1                             $4,630,609    $4,613,572     $4,320,591

  Add:
    Gain on reacquisition of
      subsidiaries' preferred stock                             -             -            273
    Common stock issuances related to stock plans           5,554        17,037        292,870
                                                       ----------    ----------     ----------
     Total                                                  5,554        17,037        293,143
                                                       ----------    ----------     ----------

  Deduct:
    Capital stock discounts and other expenses                 -              -            162
                                                       ----------    ----------     ----------

Paid-in Capital, December 31                           $4,636,163    $4,630,609     $4,613,572
                                                       ==========    ==========     ==========

See Entergy Corporation and Subsidiaries Notes to Financial Statements in Part II, Item 8.


                  ENTERGY CORPORATION AND SUBSIDIARIES

             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              Years Ended December 31, 1999, 1998, and 1997
                                (In Thousands)

              Column A                   Column B    Column C     Column D     Column E
                                                                  Other
                                                    Additions    Changes
                                                                Deductions
                                        Balance at                  from       Balance
                                        Beginning   Charged to   Provisions     at End
             Description                of Period     Income      (Note 1)    of Period
Year ended December 31, 1999
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                        $10,300    $19,349      $20,142      $9,507
                                           ===========================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                      $(14,846)   $35,208      $53,629    $(33,267)
  Injuries and damages (Note 2)             28,162     25,162       19,015      34,309
  Environmental                             35,857     11,344        9,408      37,793
                                           -------------------------------------------
     Total                                 $49,173    $71,714      $82,052     $38,835
                                           ===========================================

Year ended December 31, 1998
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                         $9,800    $16,451      $15,951     $10,300
                                           ===========================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                       $23,422    $28,838      $67,106    $(14,846)
  Injuries and damages (Note 2)             26,484     17,960       16,282      28,162
  Environmental                             36,368      7,596        8,107      35,857
                                           -------------------------------------------
     Total                                 $86,274    $54,394      $91,495     $49,173
                                           ===========================================

Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                         $9,189    $17,106      $16,495      $9,800
                                           ===========================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                       $35,026    $24,128      $35,732     $23,422
  Injuries and damages (Note 2)             26,145     20,294       19,955      26,484
  Environmental                             37,719      5,993        7,344      36,368
                                           -------------------------------------------
     Total                                 $98,890    $50,415      $63,031     $86,274
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

                         ENTERGY ARKANSAS,  INC.

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             Years Ended December 31, 1999, 1998, and 1997
                              (In Thousands)

            Column A               Column B    Column C      Column D     Column E
                                                             Other
                                              Additions     Changes
                                                           Deductions
                                  Balance at                   from       Balance
                                   Beginning  Charged to    Provisions     at End
          Description              of Period    Income       (Note 1)    of Period
Year ended December 31, 1999
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                   $1,753      $4,175       $4,160      $1,768
                                     ============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                  $7,600     $18,306      $25,048        $858
  Injuries and damages (Note 2)        4,618       2,502        3,867       3,253
  Environmental                        4,894       3,132        3,092       4,934
                                     --------------------------------------------
     Total                           $17,112     $23,940      $32,007      $9,045
                                     ============================================

Year ended December 31, 1998
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                   $1,799      $3,848       $3,894      $1,753
                                     ============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $858     $18,805      $12,063      $7,600
  Injuries and damages (Note 2)        4,798       3,144        3,324       4,618
  Environmental                        4,753       1,470        1,329       4,894
                                     --------------------------------------------
     Total                           $10,409     $23,419      $16,716     $17,112
                                     ============================================
Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                   $2,326      $3,140       $3,667      $1,799
                                     ============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                     $14     $11,613      $10,769        $858
  Injuries and damages (Note 2)        2,810       3,538        1,550       4,798
  Environmental                        5,163       1,320        1,730       4,753
                                     --------------------------------------------
     Total                            $7,987     $16,471      $14,049     $10,409
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

                         ENTERGY GULF STATES,  INC.

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               Years Ended December 31, 1999, 1998, and 1997
                                (In Thousands)

            Column A                Column B    Column C     Column D     Column E
                                                              Other
                                               Additions     Changes
                                                           Deductions
                                   Balance at                  from       Balance
                                   Beginning   Charged to   Provisions     at End
          Description              of Period     Income      (Note 1)    of Period
Year ended December 31, 1999
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                    $1,735      $4,271      $4,178      $1,828
                                     ============================================
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                  ($4,184)     $4,486      $3,754     $(3,452)
  Injuries and damages (Note 2)         4,759       9,810       5,885       8,684
  Environmental                        22,309       4,187       2,051      24,445
                                     --------------------------------------------
     Total                            $22,884     $18,483     $11,690     $29,677
                                     ============================================

Year ended December 31, 1998
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                    $1,791      $3,169      $3,225      $1,735
                                     ============================================
 Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                   $4,317      $5,583     $14,084     $(4,184)
  Injuries and damages (Note 2)         5,339       4,634       5,214       4,759
  Environmental                        23,789       3,058       4,538      22,309
                                     --------------------------------------------
     Total                            $33,445     $13,275     $23,836     $22,884
                                     ============================================

Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                    $1,997      $3,695      $3,901      $1,791
                                     ============================================
  Accumulated Provisions
  Not Deducted from Assets--
  Property insurance                  $17,003      $5,584     $18,270      $4,317
  Injuries and damages (Note 2)         9,594       5,479       9,734       5,339
  Environmental                        21,829       3,746       1,786      23,789
                                     --------------------------------------------
     Total                            $48,426     $14,809     $29,790     $33,445
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





                            ENTERGY LOUISIANA,  INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1999, 1998, and 1997
                                 (In Thousands)

            Column A               Column B    Column C    Column D    Column E
                                                            Other
                                              Additions    Changes
                                                         Deductions
                                  Balance at                 from       Balance
                                   Beginning  Charged to  Provisions    at End
          Description              of Period    Income     (Note 1)    of Period
Year ended December 31, 1999
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                   $1,164     $4,797      $4,346     $1,615
                                   ===========================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                $(17,825)    $6,680     $12,944   $(24,089)
  Injuries and damages (Note 2)       13,124      7,038       7,710     12,452
  Environmental                        7,236      1,059       1,273      7,022
                                   -------------------------------------------
     Total                            $2,535    $14,777     $21,927    $(4,615)
                                   ===========================================

Year ended December 31, 1998
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                   $1,157     $1,919      $1,912     $1,164
                                   ===========================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $581     $2,930     $21,336   $(17,825)
  Injuries and damages (Note 2)        9,944      9,263       6,083     13,124
  Environmental                        7,599        668       1,031      7,236
                                   -------------------------------------------
     Total                           $18,124    $12,861     $28,450     $2,535
                                   ===========================================

Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                   $1,429     $2,542      $2,814     $1,157
                                   ===========================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $261     $5,411      $5,091       $581
  Injuries and damages (Note 2)        9,443      5,080       4,579      9,944
  Environmental                        9,979        495       2,875      7,599
                                   -------------------------------------------
     Total                           $19,683    $10,986     $12,545    $18,124
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


                          ENTERGY MISSISSIPPI, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1999, 1998, and 1997
                                (In Thousands)

             Column A                Column B    Column C    Column D     Column E
                                                              Other
                                                Additions    Changes
                                                           Deductions
                                    Balance at                 from       Balance
                                     Beginning  Charged to  Provisions     at End
           Description               of Period    Income     (Note 1)    of Period
Year ended December 31, 1999
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $1,217     $2,106      $2,437        $886
                                     ============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                  $(11,543)    $5,736     $10,549    $(16,356)
  Injuries and damages (Note 2)          3,796      2,950        (103)      6,849
  Environmental                            704        895       1,005         594
                                     --------------------------------------------
     Total                             $(7,043)    $9,581     $11,451     $(8,913)
                                     ============================================

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
                                     ============================================

Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                     $1,374     $1,950      $2,393        $931
                                     ============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                    $2,082     $1,520      $1,423      $2,179
  Injuries and damages (Note 2)          2,905      4,055       2,298       4,662
  Environmental                            693        330         796         227
                                     --------------------------------------------
     Total                              $5,680     $5,905      $4,517      $7,068
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



                        ENTERGY NEW ORLEANS,  INC.

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               Years Ended December 31, 1999, 1998, and 1997
                              (In Thousands)

            Column A                Column B    Column C      Column D    Column E
                                                              Other
                                               Additions     Changes
                                                            Deductions
                                   Balance at                   from       Balance
                                   Beginning   Charged to    Provisions    at End
          Description              of Period     Income       (Note 1)    of Period
Year ended December 31, 1999
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                      $761      $1,936       $1,851       $846
                                     ============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                  $11,106           -       $1,334     $9,772
  Injuries and damages (Note 2)         1,865       2,862        1,656      3,071
  Environmental                           714       2,071        1,987        798
                                     --------------------------------------------
     Total                            $13,685      $4,933       $4,977    $13,641
                                     ============================================

Year ended December 31, 1998
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                      $711           -        $ (50)      $761
                                     ============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                  $15,487           -       $4,381    $11,106
  Injuries and damages (Note 2)         1,741       1,356        1,232      1,865
  Environmental                             -       1,500          786        714
                                     --------------------------------------------
     Total                            $17,228      $2,856       $6,399    $13,685
                                     ============================================

Year ended December 31, 1997
 Accumulated Provisions
  Deducted from Assets--
  Doubtful Accounts                      $696      $1,599       $1,584       $711
                                     ============================================
 Accumulated Provisions Not
  Deducted from Assets:
  Property insurance                  $15,666           -         $179    $15,487
  Injuries and damages (Note 2)         1,393       2,142        1,794      1,741
  Environmental                            55         102          157          0
                                     --------------------------------------------
     Total                            $17,114      $2,244       $2,130    $17,228
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

Entergy Arkansas

*(c)   1  --    Amended and Restated Articles of Incorporation  of  Entergy
       Arkansas effective November 12, 1999.

Entergy Gulf States

*(d)   1  --    Restated Articles of Incorporation of Entergy  Gulf  States
       effective November 17, 1999.

Entergy Louisiana

(e)    1  --    Amended and Restated Articles of Incorporation  of  Entergy
       Louisiana  effective November 15, 1999 (3(a) to  Form  S-3  in  333-
       93683).

Entergy Mississippi

*(f)   1  --    Amended and Restated Articles of Incorporation  of  Entergy
       Mississippi effective November 12, 1999,

Entergy New Orleans

(g)    1  --    Amended and Restated Articles of Incorporation  of  Entergy
       New  Orleans effective November 15, 1999 (3(a) to Form S-3  in  333-
       95599).

(3) (ii) By-Laws

(a)       --    By-Laws of Entergy Corporation as amended January 29, 1999, and as presently in effect (4.2 to Form S-8 in File No. 333-75097).

(b)       --    By-Laws  of System Energy effective July 6,  1998,  and  as presently in effect (3(f) to Form 10-Q for the quarter ended June 30, 1998).

*(c)      --   By-Laws of Entergy Arkansas effective November 26, 1999, and as presently in effect.

*(d)      --    By-Laws of Entergy Gulf States effective November 26, 1999, and as presently in effect.

(e)       --    By-Laws of Entergy Louisiana effective November  26,  1999, and  as  presently  in effect (3(b) to Form S-3  in  File  No.  333-
       93683).

*(f)      --    By-Laws of Entergy Mississippi effective November 26, 1999, and as presently in effect.

(g)       --    By-Laws of Entergy New Orleans effective November 30, 1999, and  as  presently  in effect (3(b) to Form S-3  in  File  No.  333-
       95599).

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

Entergy Gulf States

(d) 1 -- Indenture of Mortgage, dated September 1, 1926, as amended by certain Supplemental Indentures (B-a-I-1 in Registration No. 2-2449 (Mortgage); 7-A-9 in Registration No. 2-6893 (Seventh); B to
       Form 8-K dated September 1, 1959 (Eighteenth); B to Form 8-K dated February 1, 1966 (Twenty-second); B to Form 8-K dated March 1, 1967 (Twenty-third); C to Form 8-K dated March 1, 1968 (Twenty-fourth); B to Form 8-K dated November 1, 1968 (Twenty-fifth); B to Form 8-K dated April 1, 1969 (Twenty-sixth); 2-A-8 in Registration No. 2-66612 (Thirty-eighth); 4-2 to Form 10-K for the year ended December 31, 1984 in 1-2703 (Forty-eighth); 4-2 to Form 10-K for the year ended December 31, 1988 in 1-2703 (Fifty-second); 4 to Form 10-K for the year ended December 31, 1991 in 1-2703 (Fifty-third); 4 to Form 8-K dated July 29, 1992 in 1-2703 (Fifth-fourth); 4 to Form 10-K dated December 31, 1992 in 1-2703 (Fifty-fifth); 4 to Form 10-Q for the quarter ended March 31, 1993 in 1-2703 (Fifty-sixth); 4-2 to Amendment No. 9 to Registration No. 2-76551 (Fifty-seventh); and 4(b) to Form 10-Q for the quarter ended March 31,1999 in 1-2703 (Fifty-eighth)).

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

Entergy Louisiana

(e) 1 -- Mortgage and Deed of Trust, dated as of April 1, 1944, as amended by fifty-four Supplemental Indentures (7(d) in 2-5317 (Mortgage); 7(b) in 2-7408 (First); 7(c) in 2-8636 (Second); 4(b)-3
       in  2-10412  (Third); 4(b)-4 in 2-12264 (Fourth); 2(b)-5 in  2-12936
       (Fifth); D in 70-3862 (Sixth); 2(b)-7 in 2-22340 (Seventh); 2(c)  in
       2-24429  (Eighth);  4(c)-9 in 2-25801 (Ninth);  4(c)-10  in  2-26911
       (Tenth);  2(c)  in  2-28123 (Eleventh); 2(c) in  2-34659  (Twelfth);
       C to Rule 24 Certificate in 70-4793 (Thirteenth); 2(b)-2 in 2-38378 (Fourteenth); 2(b)-2 in 2-39437 (Fifteenth); 2(b)-2 in 2-42523
       (Sixteenth); C to Rule 24 Certificate in 70-5242 (Seventeenth); C to Rule 24 Certificate in 70-5330 (Eighteenth); C-1 to Rule 24 Certificate in 70-5449 (Nineteenth); C-1 to Rule 24 Certificate in 70-5550 (Twentieth); A-6(a) to Rule 24 Certificate in 70-5598 (Twenty-first); C-1 to Rule 24 Certificate in 70-5711 (Twenty-second); C-1 to Rule 24 Certificate in 70-5919 (Twenty-third); C-1 to Rule 24 Certificate in 70-6102 (Twenty-fourth); C-1 to Rule 24 Certificate in 70-6169 (Twenty-fifth); C-1 to Rule 24 Certificate in 70-6278
       (Twenty-sixth); C-1 to Rule 24 Certificate in 70-6355 (Twenty-seventh); C-1 to Rule 24 Certificate in 70-6508
       (Twenty-eighth); C-1 to Rule 24 Certificate in 70-6556 (Twenty-ninth); C-1 to Rule 24 Certificate in 70-6635 (Thirtieth); C-1 to Rule 24 Certificate in 70-6834 (Thirty-first); C-1 to Rule 24 Certificate in 70-6886 (Thirty-second); C-1 to Rule 24 Certificate in 70-6993 (Thirty-third); C-2 to Rule 24 Certificate in 70-6993 (Thirty-fourth); C-3 to Rule 24 Certificate in 70-6993 (Thirty-fifth); A-2(a) to Rule 24 Certificate in 70-7166 (Thirty-sixth); A-2(a) in 70-7226 (Thirty-seventh); C-1 to Rule 24 Certificate in 70-7270 (Thirty-eighth); 4(a) to Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, in 1-8474 (Thirty-ninth); A-2(b) to Rule 24 Certificate in 70-7553 (Fortieth); A-2(d) to Rule 24 Certificate in 70-7553 (Forty-first); A-3(a) to Rule 24 Certificate in 70-7822 (Forty-second); A-3(b) to Rule 24 Certificate in 70-7822 (Forty-third); A-2(b) to Rule 24
       Certificate in File No. 70-7822 (Forty-fourth); A-3(c) to Rule 24 Certificate in 70-7822 (Forty-fifth); A-2(c) to Rule 24 Certificate dated April 7, 1993 in 70-7822 (Forty-sixth); A-3(d) to Rule 24 Certificate dated June 4, 1993 in 70-7822 (Forth-seventh); A-3(e) to Rule 24 Certificate dated December 21, 1993 in 70-7822 (Forty-eighth); A-3(f) to Rule 24 Certificate dated August 1, 1994 in 70-7822 (Forty-ninth); A-4(c) to Rule 24 Certificate dated September 28, 1994 in 70-7653 (Fiftieth); A-2(a) to Rule 24 Certificate dated April 4, 1996 in File No. 70-8487 (Fifty-first); A-2(a) to Rule 24 Certificate dated April 3, 1998 in File No. 70-9141 (Fifty-second); A-2(b) to Rule 24 Certificate dated April 9, 1999 in File No. 70-9141 (Fifty-third); and A-3(a) to Rule 24 Certificate dated July 6, 1999 in File No. 70-9141 (Fifty-fourth)).

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

Entergy Mississippi

(f) 1 -- Mortgage and Deed of Trust, dated as of February 1, 1988, as amended by fourteen Supplemental Indentures (A-2(a)-2 to Rule 24
       Certificate in 70-7461 (Mortgage); A-2(b)-2 in 70-7461 (First); A-5(b) to Rule 24 Certificate in 70-7419 (Second); A-4(b) to Rule 24 Certificate in 70-7554 (Third); A-1(b)-1 to Rule 24 Certificate in 70-7737 (Fourth); A-2(b) to Rule 24 Certificate dated November 24, 1992 in 70-7914 (Fifth); A-2(e) to Rule 24 Certificate dated January 22, 1993 in 70-7914 (Sixth); A-2(g) to Form U-1 in 70-7914 (Seventh); A-2(i) to Rule 24 Certificate dated November 10, 1993 in 70-7914 (Eighth); A-2(j) to Rule 24 Certificate dated July 22, 1994 in 70-7914 (Ninth); (A-2(l) to Rule 24 Certificate dated April 21, 1995 in File 70-7914 (Tenth); A-2(a) to Rule 24 Certificate dated June 27, 1997 in File 70-8719 (Eleventh); A-2(b) to Rule 24 Certificate dated April 16, 1998 in File 70-8719 (Twelfth); A-2(c) to Rule 24 Certificate dated May 12, 1999 in File No. 70-8719 (Thirteenth); A-3(a) to Rule 24 Certificate dated June 8, 1999 in File No. 70-8719 (Fourteenth); and A-2(d) to Rule 24 Certificate dated February 24, 2000 in File No. 70-8719 (Fifteenth)).

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

(a)    2  --    Middle  South  Utilities (now Entergy  Corporation)  System
       Agency Agreement, dated December 11, 1970 (5(a)-2 in 2-41080).

(a)    3   --    Amendment,  dated  February  10,  1971,  to  Middle  South
       Utilities System Agency Agreement, dated December 11, 1970 (5(a)-4 in 2-41080).

(a)    4  --    Amendment,  dated May 12, 1988, to Middle  South  Utilities
       System  Agency  Agreement, dated December 11,  1970  (5(a)-4  in  2-
       41080).

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

(a) 24-- Thirty-second Assignment of Availability Agreement, Consent and Agreement, dated as of December 27, 1996, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and The Chase Manhattan Bank (filed as Exhibit B-2(a) to Rule 24 Certificate dated January 13, 1997 in File No. 70-
       7561).

(a) 25-- Thirty-third Assignment of Availability Agreement, Consent and Agreement, dated as of December 20, 1999, among System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans, and The Chase Manhattan Bank (filed as Exhibit B-2(b) to Rule 24 Certificate dated March 3, 2000 in File No. 70-
       7561).

(a)    26--    Capital  Funds  Agreement,  dated  June  21,  1974,  between
       Entergy Corporation and System Energy (C to Rule 24 Certificate, dated June 24, 1974, in 70-5399).

(a)    27--    First  Amendment  to Capital Funds Agreement,  dated  as  of
       June  1,  1989  (B to Rule 24 Certificate, dated June  8,  1989,  in
       70-5399).

(a) 28-- Eighteenth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (D-2 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(a) 29-- Nineteenth Supplementary Capital Funds Agreement and Assignment, dated as of September 1, 1986, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (D-3 to Rule 24 Certificate, dated October 1, 1986, in 70-7272).

(a) 30-- Twenty-sixth Supplementary Capital Funds Agreement and Assignment, dated as of October 1, 1992, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(c) to Rule 24 Certificate dated November 2, 1992 in 70-7946).

(a) 31-- Twenty-seventh Supplementary Capital Funds Agreement and Assignment, dated as of April 1, 1993, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(d) to Rule 24 Certificate dated May 4, 1993 in 70-7946).

(a) 32-- Twenty-ninth Supplementary Capital Funds Agreement and Assignment, dated as of April 1, 1994, with United States Trust Company of New York and Gerard F. Ganey, as Trustees (B-3(f) to Rule 24 Certificate dated May 6, 1994, in 70-7946).

(a) 33-- Thirtieth Supplementary Capital Funds Agreement and Assignment, dated as of August 1, 1996, among Entergy Corporation, System Energy and United States Trust Company of New York and Gerard F. Ganey, as Trustees (filed as Exhibit B-3(a) to Rule 24 Certificate dated August 8, 1996 in File No. 70-8511).

(a) 34-- Thirty-first Supplementary Capital Funds Agreement and Assignment, dated as of August 1, 1996, among Entergy Corporation, System Energy and United States Trust Company of New York and Gerard F. Ganey, as Trustees (filed as Exhibit B-3(b) to Rule 24 Certificate dated August 8, 1996 in File No. 70-8511).

(a) 35-- Thirty-second Supplementary Capital Funds Agreement and Assignment, dated as of December 27, 1996, among Entergy Corporation, System Energy and The Chase Manhattan Bank (filed as Exhibit B-1(a) to Rule 24 Certificate dated January 13, 1997 in File No. 70-7561).

(a)    36--    Thirty-third  Supplementary  Capital  Funds  Agreement   and
       Assignment, dated as of December 20, 1999, among Entergy Corporation, System Energy and The Chase Manhattan Bank (filed as Exhibit B-3(b) to Rule 24 Certificate dated March 3, 2000 in File No. 70-7561).

(a) 37-- First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, Deposit Guaranty National Bank, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate, dated June 8, 1989, in 70-7026).

(a) 38-- First Amendment to Supplementary Capital Funds Agreements and Assignments, dated as of June 1, 1989, by and between Entergy Corporation, System Energy, United States Trust Company of New York and Gerard F. Ganey (C to Rule 24 Certificate, dated June 8, 1989, in 70-7123).

(a) 39-- First Amendment to Supplementary Capital Funds Agreement and Assignment, dated as of June 1, 1989, by and between Entergy Corporation, System Energy and Chemical Bank (C to Rule 24 Certificate, dated June 8, 1989, in 70-7561).

(a)    40--    Reallocation  Agreement, dated as of July  28,  1981,  among
       System  Energy  and  certain  other  System  companies  (B-1(a)   in
       70-6624).

(a) 41-- Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate, dated October 30, 1981, in 70-6337).

(a)    42--    Operating Agreement dated as of May 1, 1980, between  System
       Energy and SMEPA (B(2)(a) in 70-6337).

(a) 43-- Assignment, Assumption and Further Agreement No. 1, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(1) to Rule 24 Certificate, dated January 9, 1989, in 70-7561).

(a) 44-- Assignment, Assumption and Further Agreement No. 2, dated as of December 1, 1988, among System Energy, Meridian Trust Company and Stephen M. Carta, and SMEPA (B-7(c)(2) to Rule 24 Certificate, dated January 9, 1989, in 70-7561).

(a)    45--    Substitute Power Agreement, dated as of May 1,  1980,  among
       Entergy Mississippi, System Energy and SMEPA (B(3)(a) in 70-6337).

(a)    46--    Grand Gulf Unit No. 2 Supplementary Agreement, dated  as  of
       February  7,  1986,  between System Energy  and  SMEPA  (10(aaa)  in
       33-4033).

(a)    47--    Compromise  and Settlement Agreement, dated  June  4,  1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K, dated June 4, 1982, in 1-3517).

+(a)   48--    Post-Retirement  Plan (10(a)37 to Form  10-K  for  the  year ended December 31, 1983, in 1-3517).

(a) 49-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a)-39 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(a) 50-- First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(a)    51--   Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(a)    52--     Middle  South  Utilities  Inc.  and  Subsidiary   Companies
       Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (Exhibit D-1 to Form U5S for the year ended December 31, 1987).

(a) 53-- First Amendment, dated January 1, 1990, to the Middle South Utilities Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(a) 54-- Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(a) 55-- Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31,
       1993).

(a)    56--    Fourth  Amendment dated April 1, 1997 to Entergy Corporation
       and   Subsidiary   Companies  Intercompany  Income  Tax   Allocation
       Agreement (D-5 to Form U5S for the year ended December 31, 1996).

(a)    57--    Guaranty Agreement between Entergy Corporation  and  Entergy
       Arkansas, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate, dated September 27, 1990, in 70-7757).

(a)    58--    Guarantee Agreement between Entergy Corporation and  Entergy
       Louisiana, dated as of September 20, 1990 (B-2(a) to Rule 24 Certificate, dated September 27, 1990, in 70-7757).

(a)    59--    Guarantee Agreement between Entergy Corporation  and  System
       Energy,  dated  as  of  September  20,  1990  (B-3(a)  to  Rule   24
       Certificate, dated September 27, 1990, in 70- 7757).

(a)    60--     Loan  Agreement  between  Entergy  Operations  and  Entergy
       Corporation, dated as of September 20, 1990 (B-12(b) to Rule 24 Certificate, dated June 15, 1990, in 70-7679).

(a)    61--     Loan   Agreement   between  Entergy   Power   and   Entergy
       Corporation, dated as of August 28, 1990 (A-4(b) to Rule 24 Certificate, dated September 6, 1990, in 70-7684).

(a)    62--    Loan  Agreement  between  Entergy  Corporation  and  Entergy
       Systems and Service, Inc., dated as of December 29, 1992 (A-4(b) to Rule 24 Certificate in 70-7947).

+(a)   63--     Executive   Financial   Counseling   Program   of   Entergy
       Corporation and Subsidiaries (10(a) 52 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(a)   64--    Entergy Corporation Annual Incentive Plan (10(a) 54 to  Form
       10-K for the year ended December 31, 1989, in 1-3517).

+(a)   65--     Equity   Ownership   Plan  of   Entergy   Corporation   and
       Subsidiaries (A-4(a) to Rule 24 Certificate, dated May 24, 1991, in 70-7831).

+(a)   66--    Amendment  No.  1 to the Equity Ownership  Plan  of  Entergy
       Corporation and Subsidiaries (10(a) 71 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(a)   67--    1998  Equity  Ownership  Plan  of  Entergy  Corporation  and
       Subsidiaries (Filed with the Proxy Statement dated March 30, 1998).

+(a)   68--    Retired Outside Director Benefit Plan (10(a)63 to Form  10-K
       for the year ended December 31, 1991, in 1-3517).

+(a)   69--   Agreement between Entergy Corporation and Jerry D. Jackson.
       (10(a) 67 to Form 10-K for the year ended December 31, 1992 in 1-
       3517).

+(a)   70--    Supplemental Retirement Plan (10(a) 69 to Form 10-K for  the
       year ended December 31, 1992 in 1-3517).

+(a)   71--    Defined Contribution Restoration Plan of Entergy Corporation
       and   Subsidiaries  (10(a)53  to  Form  10-K  for  the  year   ended
       December 31, 1989 in 1-3517).

+(a)   72--     Executive  Disability  Plan  of  Entergy  Corporation   and
       Subsidiaries (10(a) 72 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(a)   73--    Stock Plan for Outside Directors of Entergy Corporation  and
       Subsidiaries, as amended (10(a) 74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

(a)    74--     Agreement  and  Plan  of  Reorganization  Between   Entergy
       Corporation and Gulf States Utilities Company, dated June 5, 1992 (1 to Current Report on Form 8-K dated June 5, 1992 in 1-3517).

+(a)   75--    Amendment  to  Defined  Contribution  Restoration  Plan   of
       Entergy Corporation and Subsidiaries (10(a) 81 to Form 10-K for the year ended December 31, 1993 in 1-11299).

+(a)   76--    System Executive Retirement Plan (10(a) 82 to Form 10-K  for
       the year ended December 31, 1993 in 1-11299).

+(a)   77--    Jerry  L. Maulden's Retirement Letter Agreement (10(a)77  to
       Form 10-K for the year ended December 31, 1998 in 1-11299).

+(a)   78--    Letter  of Intent regarding the Employment of Wayne  Leonard
       (10-(a)78  to Form 10-K for the year ended December 31, 1998  in  1-
       11299).

+(a)   79--    Letter to John Wilder offering Employment (10(b)62  to  Form
       10-K for the year ended December 31, 1998 in 1-9067).

*+(a)80--Agreement  between  Entergy  Corporation  and  Donald   C.   Hintz
       effective July 29, 1999

System Energy

(b)    1 through
(b)    14--   See 10(a)-12 through 10(a)-25 above.

(b)    15 through
(b)    28--   See 10(a)-26 through 10(a)-39 above.

(b)    29--    Reallocation  Agreement, dated as of July  28,  1981,  among
       System  Energy  and  certain  other  System  companies  (B-1(a)   in
       70-6624).

(b) 30-- Joint Construction, Acquisition and Ownership Agreement, dated as of May 1, 1980, between System Energy and SMEPA (B-1(a) in 70-6337), as amended by Amendment No. 1, dated as of May 1, 1980 (B-1(c) in 70-6337) and Amendment No. 2, dated as of October 31, 1980 (1 to Rule 24 Certificate, dated October 30, 1981, in 70-6337).

(b)    31--    Operating Agreement, dated as of May 1, 1980, between System
       Energy and SMEPA (B(2)(a) in 70-6337).

(b)    32-                                                          Amended
       and Restated Installment Sale Agreement, dated as of February 15, 1996, between System Energy and Claiborne County, Mississippi (filed as Exhibit B-6(a) to Rule 24 Certificate dated March 4, 1996 in 70-8511).

(b)    33--    Loan Agreement, dated as of October 15, 1998, between System
       Energy and Mississippi Business Finance Corporation (B-6(b) to Rule 24 Certificate dated November 12, 1998 in 70-8511).

(b)    34--    Loan  Agreement,  dated as of May 15, 1999,  between  System
       Energy and Mississippi Business Finance Corporation (B-6(c) to Rule 24 Certificate dated June 8, 1999 in 70-8511).

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

(b) 59-- Amended and Restated Reimbursement Agreement, dated as of December 1, 1988 as amended and restated as of December 20, 1999, among System Energy Resources, Inc., The Bank of Tokyo-Mitsubishi, Ltd., as Funding Bank and The Chase Manhattan Bank, as
       administrating bank, Union Bank of California, N.A., as documentation agent, and the Banks named therein, as Participating Banks (B-1(b) to Rule 24 Certificate dated March 3, 2000 in 70-
       7561).

+(b)   60--    Letter to John Wilder offering Employment (10(b)62  to  Form
       10-K for the year ended December 31, 1998 in 1-9067).

+(b)   61--    1998  Equity  Ownership  Plan  of  Entergy  Corporation  and
       Subsidiaries (Filed with the Proxy Statement dated March 30, 1998).

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

(c)    2  --    Middle  South  Utilities  System  Agency  Agreement,  dated
       December 11, 1970 (5(a)2 in 2-41080).

(c)    3   --    Amendment,  dated  February  10,  1971,  to  Middle  South
       Utilities System Agency Agreement, dated December 11, 1970 (5(a)-4 in 2-41080).

(c)    4  --    Amendment,  dated May 12, 1988, to Middle  South  Utilities
       System  Agency  Agreement, dated December 11, 1970  (5(a)  4  in  2-
       41080).

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

(c)    11--    Amendment, dated January 1, 1992, to Service Agreement  with
       Entergy Services (10(a)-11 to Form 10-K for the year ended December 31, 1994 in 1-3517).

(c)    12 through
(c)    25--   See 10(a)-12 through 10(a)-25 above.

(c)    26--    Agreement,  dated August 20, 1954, between Entergy  Arkansas and the United States of America (SPA)(13(h) in 2-11467).

(c)    27--    Amendment,  dated April 19, 1955, to the  United  States  of
       America (SPA) Contract, dated August 20, 1954 (5(d)-2 in 2-41080).

(c)    28--    Amendment,  dated January 3, 1964, to the United  States  of
       America (SPA) Contract, dated August 20, 1954 (5(d)-3 in 2-41080).

(c)    29--    Amendment, dated September 5, 1968, to the United States  of
       America (SPA) Contract, dated August 20, 1954 (5(d)-4 in 2-41080).

(c)    30--    Amendment, dated November 19, 1970, to the United States  of
       America (SPA) Contract, dated August 20, 1954 (5(d)-5 in 2-41080).

(c)    31--    Amendment,  dated July 18, 1961, to  the  United  States  of
       America (SPA) Contract, dated August 20, 1954 (5(d)-6 in 2-41080).

(c)    32--    Amendment, dated December 27, 1961, to the United States  of
       America (SPA) Contract, dated August 20, 1954 (5(d)-7 in 2-41080).

(c)    33--    Amendment, dated January 25, 1968, to the United  States  of
       America (SPA) Contract, dated August 20, 1954 (5(d)-8 in 2-41080).

(c)    34--    Amendment, dated October 14, 1971, to the United  States  of
       America (SPA) Contract, dated August 20, 1954 (5(d)-9 in 2-43175).

(c)    35--    Amendment, dated January 10, 1977, to the United  States  of
       America (SPA) Contract, dated August 20, 1954 (5(d)-10 in 2-60233).

(c)    36--    Agreement, dated May 14, 1971, between Entergy Arkansas  and the United States of America (SPA) (5(e) in 2-41080).

(c)    37--    Amendment, dated January 10, 1977, to the United  States  of
       America (SPA) Contract, dated May 14, 1971 (5(e)-1 in 2-60233).

(c) 38-- Contract, dated May 28, 1943, Amendment to Contract, dated July 21, 1949, and Supplement to Amendment to Contract, dated December 30, 1949, between Entergy Arkansas and McKamie Gas Cleaning Company; Agreements, dated as of September 30, 1965, between Entergy Arkansas and former stockholders of McKamie Gas Cleaning Company; and Letter Agreement, dated June 22, 1966, by Humble Oil & Refining Company accepted by Entergy Arkansas on June 24, 1966 (5(k)-7 in 2-41080).

(c)    39--   Agreement, dated April 3, 1972, between Entergy Services  and
       Gulf United Nuclear Fuels Corporation (5(l)-3 in 2-46152).

(c)    40--    Fuel  Lease,  dated as of December 22, 1988,  between  River
       Fuel Trust #1 and Entergy Arkansas (B-1(b) to Rule 24 Certificate in 70-7571).

(c) 41-- White Bluff Operating Agreement, dated June 27, 1977, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas (B-2(a) to Rule 24 Certificate, dated June 30, 1977, in 70-6009).

(c) 42-- White Bluff Ownership Agreement, dated June 27, 1977, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas (B-1(a) to Rule 24 Certificate, dated June 30, 1977, in 70-6009).

(c)    43--   Agreement, dated June 29, 1979, between Entergy Arkansas  and
       City of Conway, Arkansas (5(r)-3 in 2-66235).

(c)    44--     Transmission  Agreement,  dated  August  2,  1977,  between
       Entergy Arkansas and City Water and Light Plant of the City of Jonesboro, Arkansas (5(r)-3 in 2-60233).

(c)    45--    Power  Coordination,  Interchange and  Transmission  Service
       Agreement, dated as of June 27, 1977, between Arkansas Electric Cooperative Corporation and Entergy Arkansas (5(r)-4 in 2-60233).

(c) 46-- Independence Steam Electric Station Operating Agreement, dated July 31, 1979, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas and City of Conway, Arkansas (5(r)-6 in 2-66235).

(c)    47--    Amendment, dated December 4, 1984, to the Independence Steam
       Electric Station Operating Agreement (10(c) 51 to Form 10-K for the year ended December 31, 1984, in 1-10764).

(c) 48-- Independence Steam Electric Station Ownership Agreement, dated July 31, 1979, among Entergy Arkansas and Arkansas Electric Cooperative Corporation and City Water and Light Plant of the City of Jonesboro, Arkansas and City of Conway, Arkansas (5(r)-7 in 2-66235).

(c)    49--    Amendment,  dated  December 28, 1979,  to  the  Independence
       Steam Electric Station Ownership Agreement (5(r)-7(a) in 2-66235).

(c)    50--    Amendment, dated December 4, 1984, to the Independence Steam
       Electric Station Ownership Agreement (10(c) 54 to Form 10-K for the year ended December 31, 1984, in 1-10764).

(c) 51-- Owner's Agreement, dated November 28, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station (10(c) 55 to Form 10-K for the year ended December 31, 1984, in 1-10764).

(c) 52-- Consent, Agreement and Assumption, dated December 4, 1984, among Entergy Arkansas, Entergy Mississippi, other co-owners of the Independence Station and United States Trust Company of New York, as Trustee (10(c) 56 to Form 10-K for the year ended December 31, 1984, in 1-10764).

(c) 53-- Power Coordination, Interchange and Transmission Service Agreement, dated as of July 31, 1979, between Entergy Arkansas and City Water and Light Plant of the City of Jonesboro, Arkansas (5(r)-8 in 2-66235).

(c)    54--    Power  Coordination, Interchange and Transmission Agreement,
       dated as of June 29, 1979, between City of Conway, Arkansas and Entergy Arkansas (5(r)-9 in 2-66235).

(c)    55--   Agreement, dated June 21, 1979, between Entergy Arkansas  and
       Reeves E. Ritchie ((10)(b)-90 to Form 10-K for the year ended December 31, 1980, in 1-10764).

(c)    56--    Reallocation  Agreement, dated as of July  28,  1981,  among
       System  Energy  and  certain  other  System  companies  (B-1(a)   in
       70-6624).

+(c)   57--    Post-Retirement Plan (10(b) 55 to Form  10-K  for  the  year ended December 31, 1983, in 1-10764).

(c) 58-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(c) 59-- First Amendment to Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy, Entergy Arkansas, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(c)    60--   Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(c) 61-- Contract For Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated June 30, 1983, among the DOE, System Fuels and Entergy Arkansas (10(b)-57 to Form 10-K for the year ended December 31, 1983, in 1-10764).

(c)    62--     Middle  South  Utilities,  Inc.  and  Subsidiary  Companies
       Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(c) 63-- First Amendment, dated January 1, 1990, to the Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(c) 64-- Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(c) 65-- Third Amendment dated January 1, 1994, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(c)    66--    Assignment of Coal Supply Agreement, dated December 1, 1987, between System Fuels and Entergy Arkansas (B to Rule 24 letter filing, dated November 10, 1987, in 70-5964).

(c) 67-- Coal Supply Agreement, dated December 22, 1976, between System Fuels and Antelope Coal Company (B-1 in 70-5964), as amended by First Amendment (A to Rule 24 Certificate in 70-5964); Second Amendment (A to Rule 24 letter filing, dated December 16, 1983, in 70-5964); and Third Amendment (A to Rule 24 letter filing, dated November 10, 1987 in 70-5964).

(c)    68--    Operating Agreement between Entergy Operations  and  Entergy
       Arkansas, dated as of June 6, 1990 (B-1(b) to Rule 24 Certificate, dated June 15, 1990, in 70-7679).

(c)    69--    Guaranty Agreement between Entergy Corporation  and  Entergy
       Arkansas, dated as of September 20, 1990 (B-1(a) to Rule 24 Certificate, dated September 27, 1990, in 70-7757).

(c) 70-- Agreement for Purchase and Sale of Independence Unit 2 between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-3(c) to Rule 24 Certificate, dated September 6, 1990, in 70-7684).

(c) 71-- Agreement for Purchase and Sale of Ritchie Unit 2 between Entergy Arkansas and Entergy Power, dated as of August 28, 1990
       (B-4(d)  to  Rule  24  Certificate,  dated  September  6,  1990,  in
       70-7684).

(c) 72-- Ritchie Steam Electric Station Unit No. 2 Operating Agreement between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-5(a) to Rule 24 Certificate, dated September 6, 1990, in 70-7684).

(c) 73-- Ritchie Steam Electric Station Unit No. 2 Ownership Agreement between Entergy Arkansas and Entergy Power, dated as of August 28, 1990 (B-6(a) to Rule 24 Certificate, dated September 6, 1990, in 70-7684).

(c) 74-- Power Coordination, Interchange and Transmission Service Agreement between Entergy Power and Entergy Arkansas, dated as of August 28, 1990 (10(c)-71 to Form 10-K for the year ended December 31, 1990, in 1-10764).

+(c)   75--     Executive   Financial   Counseling   Program   of   Entergy
       Corporation and Subsidiaries (10(a)52 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(c)   76--    Entergy Corporation Annual Incentive Plan (10(a)54  to  Form
       10-K for the year ended December 31, 1989, in 1-3517).

+(c)   77--     Equity   Ownership   Plan  of   Entergy   Corporation   and
       Subsidiaries (A-4(a) to Rule 24 Certificate, dated May 24, 1991, in 70-7831).

+(c)   78--    Amendment  No.  1 to the Equity Ownership  Plan  of  Entergy
       Corporation and Subsidiaries (10(a)71 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(c)   79--    1998  Equity  Ownership  Plan  of  Entergy  Corporation  and
       Subsidiaries (Filed with the Proxy Statement dated March 30, 1998).

+(c)   80--    Agreement  between Arkansas Power &  Light  Company  and  R.
       Drake Keith. (10(c) 78 to Form 10-K for the year ended December 31, 1992 in 1-10764).

+(c)   81--    Supplemental Retirement Plan (10(a)69 to Form 10-K  for  the
       year ended December 31, 1992 in 1-3517).

+(c)   82--    Defined Contribution Restoration Plan of Entergy Corporation
       and   Subsidiaries  (10(a)53  to  Form  10-K  for  the  year   ended
       December 31, 1989 in 1-3517).

+(c)   83--     Executive  Disability  Plan  of  Entergy  Corporation   and
       Subsidiaries (10(a)72 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(c)   84--    Stock Plan for Outside Directors of Entergy Corporation  and
       Subsidiaries, as amended (10(a)74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(c)   85--    Agreement between Entergy Corporation and Jerry  D.  Jackson
       (10(a)-67 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(c)   86--    Summary  Description  of Retired  Outside  Director  Benefit
       Plan. (10(c) 90 to Form 10-K for the year ended December 31, 1992 in 1-10764).

+(c)   87--    Amendment  to  Defined  Contribution  Restoration  Plan   of
       Entergy Corporation and Subsidiaries (10(a) 81 to Form 10-K for the year ended December 31, 1993 in 1-11299).

+(c)   88--    System Executive Retirement Plan (10(a) 82 to Form 10-K  for
       the year ended December 31, 1993 in 1-11299).

(c)    89--    Loan Agreement dated June 15, 1993, between Entergy Arkansas and Independence Country, Arkansas (B-1 (a) to Rule 24 Certificate dated July 9, 1993 in 70-8171).

(c)    90--    Installment  Sale Agreement dated January 1,  1991,  between
       Entergy Arkansas and Pope Country, Arkansas (B-1 (b) to Rule 24 Certificate dated January 24, 1991 in 70-7802).

(c)    91--    Installment Sale Agreement dated November 1,  1990,  between
       Entergy Arkansas and Pope Country, Arkansas (B-1 (a) to Rule 24 Certificate dated November 30, 1990 in 70-7802).

(c)    92--         Loan  Agreement  dated June 15, 1994,  between  Entergy
       Arkansas  and  Jefferson  County,  Arkansas  (B-1(a)  to   Rule   24
       Certificate dated June 30, 1994 in 70-8405).

(c)    93--         Loan  Agreement  dated June 15, 1994,  between  Entergy
       Arkansas and Pope County, Arkansas (B-1(b) to Rule 24 Certificate in 70-8405).

(c)    94--         Loan Agreement dated November 15, 1995, between Entergy
       Arkansas and Pope County, Arkansas (10(c) 96 to Form 10-K for the year ended December 31, 1995 in 1-10764).

(c)    95--          Agreement  as  to  Expenses  and  Liabilities  between
       Entergy Arkansas and Entergy Arkansas Capital I, dated as of August 14, 1996 (4(j) to Form 10-Q for the quarter ended September 30, 1996 in 1-10764).

(c)    96--         Loan Agreement dated December 1, 1997, between  Entergy
       Arkansas and Jefferson County, Arkansas (10(c)100 to Form 10-K for the year ended December 31, 1997 in 1-10764).

+(c)   97--    Letter to John Wilder offering Employment (10(b)62  to  Form
       10-K for the year ended December 31, 1998 in 1-9067).

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
       between Entergy Gulf States and Entergy Corporation (2 to Form 8-K, dated June 8, 1992 in 1-2703).

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

(d)    43--    Operating Agreement between Entergy Operations  and  Entergy
       Gulf States, dated as of December 31, 1993 (B-2(f) to Rule 24 Certificate in 70-8059).

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

(d) 47-- Assignment, Assumption and Amendment Agreement to Letter of Credit and Reimbursement Agreement between Entergy Gulf States, Canadian Imperial Bank of Commerce and Westpac Banking Corporation (10(d) 58 to Form 10-K for the year ended December 31, 1993 in 1-
       2703).

(d) 48-- Third Amendment, dated January 1, 1994, to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31, 1993).

(d)    49--          Agreement  as  to  Expenses  and  Liabilities  between
       Entergy Gulf States and Entergy Gulf States Capital I, dated as of January 28, 1997 (10(d)52 to Form 10-K for the year ended December 31, 1996 in 1-2703).

(d)    50--    Refunding Agreement dated as of May 1, 1998 between  Entergy
       Gulf States and Parish of Iberville, State of Louisiana (B-3(a) to Rule 24 Certificate dated May 29, 1998 in 70-8721).

(d) 51-- Refunding Agreement dated as of May 1, 1998 between Entergy Gulf States and Industrial Development Board of the Parish of Calcasieu, Inc. (B-3(b) to Rule 24 Certificate dated January 29, 1999 in 70-8721).

(d) 52-- Refunding Agreement (Series 1999-A) dated as of September 1, 1999 between Entergy Gulf States and Parish of West Feliciana, State of Louisiana (B-3(c) to Rule 24 Certificate dated October 8, 1999 in 70-8721).

(d) 53-- Refunding Agreement (Series 1999-B) dated as of September 1, 1999 between Entergy Gulf States and Parish of West Feliciana, State of Louisiana (B-3(d) to Rule 24 Certificate dated October 8, 1999 in 70-8721).

+(d)   56--    1998  Equity  Ownership  Plan  of  Entergy  Corporation  and
       Subsidiaries (Filed with the Proxy Statement dated March 30, 1998).

+(d)   57--    Letter to John Wilder offering Employment (10(b)62  to  Form
       10-K for the year ended December 31, 1998 in 1-9067).

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

(e)    2  --    Middle  South  Utilities  System  Agency  Agreement,  dated
       December 11, 1970 (5(a)-2 in 2-41080).

(e)    3  --    Amendment, dated as of February 10, 1971, to  Middle  South
       Utilities System Agency Agreement, dated December 11, 1970 (5(a)-4 in 2-41080).

(e)    4  --    Amendment,  dated May 12, 1988, to Middle  South  Utilities
       System  Agency  Agreement, dated December 11, 1970  (5(a)  4  in  2-
       41080).

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

(e)    11--    Amendment, dated January 1, 1992, to Service Agreement  with
       Entergy Services (10(a)-11 to Form 10-K for the year ended December 31, 1994 in 1-3517).

(e)    12 through
(e)    25--   See 10(a)-12 through 10(a)-25 above.

(e)    26--    Fuel Lease, dated as of January 31, 1989, between River Fuel
       Company  #2,  Inc.,  and  Entergy  Louisiana  (B-1(b)  to  Rule   24
       Certificate in 70-7580).

(e)    27--    Reallocation  Agreement, dated as of July  28,  1981,  among
       System  Energy  and  certain  other  System  companies  (B-1(a)   in
       70-6624).

(e)    28--    Compromise  and Settlement Agreement, dated  June  4,  1982, between Texaco, Inc. and Entergy Louisiana (28(a) to Form 8-K, dated June 4, 1982, in 1-8474).

+(e)   29--    Post-Retirement  Plan (10(c)23 to Form  10-K  for  the  year ended December 31, 1983, in 1-8474).

(e) 30-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(e) 31-- First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(e)    32--   Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(e)    33--     Middle  South  Utilities,  Inc.  and  Subsidiary  Companies
       Intercompany Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(e) 34-- First Amendment, dated January 1, 1990, to the Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax
       Allocation Agreement, dated January 1, 1990 (D-2 to Form U5S for the year ended December 31, 1989).

(e) 35-- Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(e) 36-- Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31,
       1993).

(e) 37-- Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste, dated February 2, 1984, among DOE, System Fuels and Entergy Louisiana (10(d)33 to Form 10-K for the year ended December 31, 1984, in 1-8474).

(e)    38--    Operating Agreement between Entergy Operations  and  Entergy
       Louisiana, dated as of June 6, 1990 (B-2(c) to Rule 24 Certificate, dated June 15, 1990, in 70-7679).

(e)    39--    Guarantee Agreement between Entergy Corporation and  Entergy
       Louisiana, dated as of September 20, 1990 (B-2(a), to Rule 24 Certificate, dated September 27, 1990, in 70-7757).

+(e)   40--     Executive   Financial   Counseling   Program   of   Entergy
       Corporation and Subsidiaries (10(a) 52 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(e)   41--    Entergy Corporation Annual Incentive Plan (10(a) 54 to  Form
       10-K for the year ended December 31, 1989, in 1-3517).

+(e)   42--     Equity   Ownership   Plan  of   Entergy   Corporation   and
       Subsidiaries (A-4(a) to Rule 24 Certificate, dated May 24, 1991, in 70-7831).

+(e)   43--    Amendment  No.  1 to the Equity Ownership  Plan  of  Entergy
       Corporation and Subsidiaries (10(a) 71 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)   44--    1998  Equity  Ownership  Plan  of  Entergy  Corporation  and
       Subsidiaries (Filed with the Proxy Statement dated March 30, 1998).

+(e)   45--    Supplemental Retirement Plan (10(a) 69 to Form 10-K for  the
       year ended December 31, 1992 in 1-3517).

+(e)   46--    Defined Contribution Restoration Plan of Entergy Corporation
       and Subsidiaries (10(a) 53 to Form 10-K for the year ended December 31, 1989 in 1-3517).

+(e)   47--     Executive  Disability  Plan  of  Entergy  Corporation   and
       Subsidiaries (10(a) 72 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)   48--    Stock Plan for Outside Directors of Entergy Corporation  and
       Subsidiaries (10(a) 74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(e)   49--    Agreement between Entergy Corporation and Jerry  D.  Jackson
       (10(a)  67  to  Form 10-K for the year ended December  31,  1992  in
       1-3517).

+(e)   50--    Summary Description of Retired Outside Director Benefit Plan
       (10(c)90 to Form 10-K for the year ended December 31, 1992 in 1-10764).

+(e)   51--    Amendment  to  Defined  Contribution  Restoration  Plan   of
       Entergy Corporation and Subsidiaries (10(a) 81 to Form 10-K for the year ended December 31, 1993 in 1-11299).

+(e)   52--    System Executive Retirement Plan (10(a) 82 to Form 10-K  for
       the year ended December 31, 1993 in 1-11299).

(e)    53--    Installment  Sale Agreement, dated July  20,  1994,  between
       Entergy Louisiana and St. Charles Parish, Louisiana (B-6(e) to Rule 24 Certificate dated August 1, 1994 in 70-7822).

(e)    54--    Installment Sale Agreement, dated November 1, 1995,  between
       Entergy Louisiana and St. Charles Parish, Louisiana (B-6(a) to Rule 24 Certificate dated December 19, 1995 in 70-8487).

(e) 55-- Refunding Agreement (Series 1999-A), dated as of June 1, 1999, between Entergy Louisiana and Parish of St. Charles, State of Louisiana (B-6(a) to Rule 24 Certificate dated July 6, 1999 in 70-
       9141).

(e) 56-- Refunding Agreement (Series 1999-B), dated as of June 1, 1999, between Entergy Louisiana and Parish of St. Charles, State of Louisiana (B-6(b) to Rule 24 Certificate dated July 6, 1999 in 70-
       9141).

(e) 57-- Refunding Agreement (Series 1999-C), dated as of October 1, 1999, between Entergy Louisiana and Parish of St. Charles, State of Louisiana (B-11(a) to Rule 24 Certificate dated October 15, 1999 in 70-9141).

(e)    58--    Agreement  as  to Expenses and Liabilities  between  Entergy
       Louisiana, Inc. and Entergy Louisiana Capital I dated July 16, 1996 (4(d) to Form 10-Q for the quarter ended June 30, 1996 in 1-8474).

+(e)   59--    Letter to John Wilder offering Employment (10(b)62  to  Form
       10-K for the year ended December 31, 1998 in 1-9067).

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

(f)    2  --    Middle  South  Utilities  System  Agency  Agreement,  dated
       December 11, 1970 (5(a)-2 in 2-41080).

(f)    3   --    Amendment,  dated  February  10,  1971,  to  Middle  South
       Utilities System Agency Agreement, dated December 11, 1970 (5(a) 4 in 2-41080).

(f)    4  --    Amendment,  dated May 12, 1988, to Middle  South  Utilities
       System  Agency  Agreement, dated December 11, 1970  (5(a)  4  in  2-
       41080).

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

(f)    11--    Amendment, dated January 1, 1992, to Service Agreement  with
       Entergy Services (10(a)-11 to Form 10-K for the year ended December 31, 1994 in 1-3517).

(f)    12 though
(f)    25--   See 10(a)-12 - 10(a)-25above.

(f)    26--    Installment  Sale  Agreement, dated  as  of  June  1,  1974, between Entergy Mississippi and Washington County, Mississippi (B-2(a) to Rule 24 Certificate, dated August 1, 1974, in 70-5504).

(f) 27-- Amended and Restated Installment Sale Agreement, dated as of April 1, 1994, between Entergy Mississippi and Warren County, Mississippi (B-6(a) to Rule 24 Certificate dated May 4, 1994, in 70-
       7914).

(f) 28-- Amended and Restated Installment Sale Agreement, dated as of April 1, 1994, between Entergy Mississippi and Washington County, Mississippi, (B-6(b) to Rule 24 Certificate dated May 4, 1994, in 70-7914).

(f)    29--    Refunding  Agreement,  dated as  of  May  1,  1999,  between
       Entergy Mississippi and Independence County, Arkansas (B-6(a) to Rule 24 Certificate dated June 8, 1999 in 70-8719).

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

+(f)   54--     Executive  Disability  Plan  of  Entergy  Corporation   and
       Subsidiaries (10(a)72 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(f)   55--    Stock Plan for Outside Directors of Entergy Corporation  and
       Subsidiaries, as amended (10(a)74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(f)   56--    Agreement between Entergy Corporation and Jerry  D.  Jackson
       (10(a)-67 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(f)   57--    Summary Description of Retired Outside Director Benefit Plan
       (10(c)-90 to Form 10-K for the year ended December 31, 1992 in 1-10764).

+(f)   58--    Amendment  to  Defined  Contribution  Restoration  Plan   of
       Entergy Corporation and Subsidiaries (10(a) 81 to Form 10-K for the year ended December 31, 1993 in 1-11299).

+(f)   59--    System Executive Retirement Plan (10(a) 82 to Form 10-K  for
       the year ended December 31, 1993 in 1-11299).

+(f)   60--    Letter to John Wilder offering Employment (10(b)62  to  Form
       10-K for the year ended December 31, 1998 in 1-9067).

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

(g)    2  --    Middle  South  Utilities  System  Agency  Agreement,  dated
       December 11, 1970 (5(a)-2 in 2-41080).

(g)    3  --    Amendment  dated as of February 10, 1971, to  Middle  South
       Utilities System Agency Agreement, dated December 11, 1970 (5(a)-4 in 2-41080).

(g)    4  --    Amendment,  dated May 12, 1988, to Middle  South  Utilities
       System  Agency  Agreement, dated December 11, 1970  (5(a)  4  in  2-
       41080).

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

(g)    11--    Amendment, dated January 1, 1992, to Service Agreement  with
       Entergy Services (10(a)-11 to Form 10-K for year ended December 31, 1994 in 1-3517).

(g)    12 through
(g)    25--   See 10(a)-12 - 10(a)-25 above.

(g)    26--    Reallocation  Agreement, dated as of July  28,  1981,  among
       System  Energy  and  certain  other  System  companies  (B-1(a)   in
       70-6624).

+(g)   27--    Post-Retirement Plan (10(e) 22 to Form  10-K  for  the  year ended December 31, 1983, in 1-1319).

(g) 28-- Unit Power Sales Agreement, dated as of June 10, 1982, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (10(a) 39 to Form 10-K for the year ended December 31, 1982, in 1-3517).

(g) 29-- First Amendment to the Unit Power Sales Agreement, dated as of June 28, 1984, between System Energy and Entergy Arkansas, Entergy Louisiana, Entergy Mississippi and Entergy New Orleans (19 to Form 10-Q for the quarter ended September 30, 1984, in 1-3517).

(g)    30--   Revised Unit Power Sales Agreement (10(ss) in 33-4033).

(g)    31--    Transfer  Agreement, dated as of June 28,  1983,  among  the
       City of New Orleans, Entergy New Orleans and Regional Transit Authority (2(a) to Form 8-K, dated June 24, 1983, in 1-1319).

(g)    32--     Middle  South  Utilities,  Inc.  and  Subsidiary  Companies
       Intercompany Income Tax Allocation Agreement, dated April 28, 1988 (D-1 to Form U5S for the year ended December 31, 1987).

(g) 33-- First Amendment, dated January 1, 1990, to the Middle South Utilities, Inc. and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-2 to Form U5S for the year ended December 31, 1989).

(g) 34-- Second Amendment dated January 1, 1992, to the Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3 to Form U5S for the year ended December 31, 1992).

(g) 35-- Third Amendment dated January 1, 1994 to Entergy Corporation and Subsidiary Companies Intercompany Income Tax Allocation Agreement (D-3(a) to Form U5S for the year ended December 31,
       1993).

+(g)   36--     Executive   Financial   Counseling   Program   of   Entergy
       Corporation and Subsidiaries (10(a)52 to Form 10-K for the year ended December 31, 1989, in 1-3517).

+(g)   37--    Entergy Corporation Annual Incentive Plan (10(a)54  to  Form
       10-K for the year ended December 31, 1989, in 1-3517).

+(g)   38--     Equity   Ownership   Plan  of   Entergy   Corporation   and
       Subsidiaries (A-4(a) to Rule 24 Certificate, dated May 24, 1991, in 70-7831).

+(g)   39--    Amendment  No.  1 to the Equity Ownership  Plan  of  Entergy
       Corporation and Subsidiaries (10(a)71 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g)   40--    1998  Equity  Ownership  Plan  of  Entergy  Corporation  and
       Subsidiaries (Filed with the Proxy Statement dated March 30, 1998).

+(g)   41--    Supplemental Retirement Plan (10(a)69 to Form 10-K  for  the
       year ended December 31, 1992 in 1-3517).

+(g)   42--    Defined Contribution Restoration Plan of Entergy Corporation
       and   Subsidiaries  (10(a)53  to  Form  10-K  for  the  year   ended
       December 31, 1989 in 1-3517).

+(g)   43--     Executive  Disability  Plan  of  Entergy  Corporation   and
       Subsidiaries (10(a)72 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g)   44--    Stock Plan for Outside Directors of Entergy Corporation  and
       Subsidiaries, as amended (10(a)74 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g)   45--    Agreement between Entergy Corporation and Jerry  D.  Jackson
       (10(a)-67 to Form 10-K for the year ended December 31, 1992 in 1-3517).

+(g)   46--    Summary Description of Retired Outside Director Benefit Plan
       (10(c)-90 to Form 10-K for the year ended December 31, 1992 in 1-10764).

+(g)   47--    Amendment  to  Defined  Contribution  Restoration  Plan   of
       Entergy Corporation and Subsidiaries (10(a) 81 to Form 10-K for the year ended December 31, 1993 in 1-11299).

+(g)   48--    System Executive Retirement Plan (10(a) 82 to Form 10-K  for
       the year ended December 31, 1993 in 1-11299).

+(g)   49--    Letter to John Wilder offering Employment (10(b)62  to  Form
       10-K for the year ended December 31, 1998 in 1-9067).

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

*(c) Entergy Louisiana's Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(d) Entergy  Mississippi's  Computation of Ratios  of  Earnings  to  Fixed
     Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(e) Entergy  New  Orleans'  Computation of Ratios  of  Earnings  to  Fixed
     Charges and of Earnings to Fixed Charges and Preferred Dividends, as defined.

*(f) System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

*(21)  Subsidiaries of the Registrants

(23)  Consents of Experts and Counsel

*(a) The consent of PricewaterhouseCoopers LLP is contained herein at page 198.

*(24)  Powers of Attorney

  (27)  Financial Data Schedule

*(a) Financial Data Schedule for Entergy Corporation and Subsidiaries as of December 31, 1999.

*(b)   Financial  Data  Schedule for Entergy Arkansas as  of  December  31,
       1999.

*(c)   Financial  Data Schedule for Entergy Gulf States as of December  31,
       1999.

*(d)   Financial  Data  Schedule for Entergy Louisiana as of  December  31,
       1999.

*(e)   Financial  Data Schedule for Entergy Mississippi as of December  31,
       1999.

*(f)   Financial  Data Schedule for Entergy New Orleans as of December  31,
       1999.

*(g)   Financial Data Schedule for System Energy as of December 31, 1999.

_________________

*  Filed herewith.
+  Management contracts or compensatory plans or arrangements.