Form 10-Q
period 2000-03-31
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC
filed 2000-05-12
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

___________________________________________________________________________
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-Q


(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2000

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

Yes     X      No

Common Stock Outstanding                     Outstanding at April 30, 2000
Entergy Corporation           ($0.01 par value)             229,974,723

      This combined Quarterly Report on Form 10-Q is separately filed by Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 1999, filed by the individual registrants with the SEC, and should be read in conjunction therewith.


                        Forward Looking Information

      The following constitutes a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Investors are cautioned that forward-looking statements contained herein with respect to the revenues, earnings, performance, strategies, prospects and other aspects of the business of Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., System Energy Resources, Inc., and their affiliated companies may involve risks and uncertainties. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, risks and uncertainties relating to: the effects of weather, the performance of generating units and transmission systems, the possession of nuclear materials, fuel prices and availability, the effects of regulatory decisions and changes in law, litigation, capital spending requirements, the onset of competition, advances in technology, changes in accounting standards, corporate restructuring and changes in capital structure, movements in the markets for electricity and other energy-related commodities, changes in interest rates and in financial and foreign currency markets generally, changes in corporate strategies, and other factors.

                   ENTERGY CORPORATION AND SUBSIDIARIES
                  INDEX TO QUARTERLY REPORT ON FORM 10-Q
                              March 31, 2000

                                                        Page Number

Definitions                                                 1
Management's Financial Discussion and Analysis -
 Liquidity and Capital Resources                            3
Management's Financial Discussion and Analysis -
 Significant Factors and Known Trends                       7
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations                                  9
     Consolidated Statements of Income                     13
     Consolidated Statements of Cash Flows                 14
     Consolidated Balance Sheets                           16
     Consolidated Statements of Retained Earnings,
      Comprehensive Income, and Paid-in Capital            18
     Selected Operating Results                            19
  Entergy Arkansas, Inc.:
     Results of Operations                                 20
     Income Statements                                     22
     Statements of Cash Flows                              23
     Balance Sheets                                        24
     Selected Operating Results                            26
  Entergy Gulf States, Inc.:
     Results of Operations                                 27
     Income Statements                                     29
     Statements of Cash Flows                              31
     Balance Sheets                                        32
     Selected Operating Results                            34
  Entergy Louisiana, Inc.:
     Results of Operations                                 35
     Income Statements                                     37
     Statements of Cash Flows                              39
     Balance Sheets                                        40
     Selected Operating Results                            42
  Entergy Mississippi, Inc.:
     Results of Operations                                 43
     Income Statements                                     45
     Statements of Cash Flows                              47
     Balance Sheets                                        48
     Selected Operating Results                            50
  Entergy New Orleans, Inc.:
     Results of Operations                                 51
     Income Statements                                     53
     Statements of Cash Flows                              55
     Balance Sheets                                        56
     Selected Operating Results                            58
  System Energy Resources, Inc.:
     Results of Operations                                 59
     Income Statements                                     60
     Statements of Cash Flows                              61
     Balance Sheets                                        62
Notes to Financial Statements for Entergy Corporation
 and Subsidiaries                                          64
Part II:
  Item 1.  Legal Proceedings                               70
  Item 5.  Other Information                               71
  Item 6.  Exhibits and Reports on Form 8-K                71
Signature                                                  73

                             DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

AFUDC                    Allowance for Funds Used During Construction
ALJ                      Administrative Law Judge
ANO 1 and 2              Units 1 and 2 of  Arkansas Nuclear One Steam
                         Electric Generating Station (nuclear), owned
                         by Entergy Arkansas
APSC                     Arkansas Public Service Commission
Board                    Board of Directors of Entergy Corporation
Cajun                    Cajun Electric Power Cooperative, Inc.
Capital Funds Agreement  Agreement,  dated as of June  21,  1974,  as amended,  between System Energy and  Entergy
                         Corporation, and the assignments thereof
CitiPower                CitiPower  Pty.,  an  electric  distribution
                         company  serving  Melbourne,  Australia  and
                         surrounding  suburbs, which was acquired  by
                         Entergy  effective January 5, 1996, and  was
                         sold by Entergy effective December 31, 1998
Council                  Council   of   the  City  of  New   Orleans,
                         Louisiana
domestic utility
 companies               Entergy   Arkansas,  Entergy  Gulf   States,
                         Entergy Louisiana, Entergy Mississippi,  and
                         Entergy New Orleans, collectively
EWG                      Exempt wholesale generator under PUHCA
Entergy                  Entergy  Corporation and its various  direct
                         and indirect subsidiaries
Entergy Arkansas         Entergy    Arkansas,   Inc.,   an   Arkansas
                         corporation
Entergy Corporation      Entergy Corporation, a Delaware corporation
Entergy Gulf States      Entergy   Gulf   States,   Inc.,   a   Texas
                         corporation    (including    wholly    owned
                         subsidiaries  - Varibus Corporation,  GSG&T,
                         Inc.,  Prudential  Oil  &  Gas,  Inc.,   and
                         Southern Gulf Railway Company)
Entergy Louisiana        Entergy   Louisiana,   Inc.,   a   Louisiana
                         corporation
Entergy Mississippi      Entergy  Mississippi,  Inc.,  a  Mississippi
                         corporation
Entergy New Orleans      Entergy   New  Orleans,  Inc.,  a  Louisiana
                         corporation
FERC                     Federal Energy Regulatory Commission
FUCO                     an  exempt  foreign  utility  company  under
                         PUHCA
Form 10-K                The  combined Annual Report on Form 10-K for
                         the year ended December 31, 1999 of Entergy,
                         Entergy   Arkansas,  Entergy  Gulf   States,
                         Entergy   Louisiana,  Entergy   Mississippi,
                         Entergy New Orleans, and System Energy
Grand Gulf 1             Unit   No.  1  of  the  Grand  Gulf  Nuclear
                         Generation Plant
London Electricity       London Electricity plc - a regional electric
                         company  serving London, England, which  was
                         acquired by Entergy London Investments  plc,
                         effective February 1, 1997, and was sold  by
                         Entergy effective December 4, 1998
LPSC                     Louisiana Public Service Commission
MPSC                     Mississippi Public Service Commission
MW                       Megawatt(s)
NRC                      Nuclear Regulatory Commission
Pilgrim                  Pilgrim  Nuclear  Station, 670  MW  facility
                         located in Plymouth, Massachusetts purchased
                         in   July   1999  from  Boston   Edison   by
                         Entergy's non-utility nuclear power business
PUCT                     Public Utility Commission of Texas
PUHCA                    Public Utility Holding Company Act of  1935,
                         as amended
River Bend               River Bend Nuclear Generation Plant
SEC                      Securities and Exchange Commission
SFAS                     Statement  of Financial Accounting Standards
                         as  promulgated by the Financial  Accounting
                         Standards Board

   Abbreviation or Acronym        Term

System Agreement         Agreement,  effective January  1,  1983,  as
                         modified,   among   the   domestic   utility
                         companies   relating  to  the   sharing   of
                         generating   capacity   and   other    power
                         resources
System Energy            System  Energy Resources, Inc., an  Arkansas
                         corporation
UK                       The  United  Kingdom of  Great  Britain  and
                         Northern Ireland
Waterford 3              Unit No. 3 (nuclear) of the Waterford Plant

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Operations

      Net cash flow provided by (used in) operations for Entergy, the domestic utility companies, and System Energy for the first quarter of 2000 and 1999 was as follows:

                             First Quarter    First Quarter
   Company                        2000             1999
                                      (In Millions)

   Entergy                        $310.6           $210.1
   Entergy Arkansas               $ 17.8           $ 42.2
   Entergy Gulf States            $ 81.5           $ 74.3
   Entergy Louisiana              $ 33.9           $ 56.4
   Entergy Mississippi            $(72.2)          $ 16.0
   Entergy New Orleans            $  4.5           $  3.7
   System Energy                  $188.5           $ 40.7

      For the first quarter of 2000, competitive businesses provided $14.6 million to consolidated operating cash flow compared with using $50.8 million in the first quarter of 1999. The increase is primarily due to revenues from Pilgrim and less cash used by the power marketing and trading business. Pilgrim was purchased in July 1999 and provided positive operating cash flow in the first quarter of 2000 compared to no cash flow in the first quarter of 1999.

      The operating cash flows of the domestic utility companies and System Energy were primarily affected by the following money pool activity for the first quarter of 2000:

     o System Energy's operating cash flow increased primarily due to a decrease in receivables from affiliated companies; and
     o Entergy Arkansas and Entergy Mississippi issued debt during the first quarter of 2000, the proceeds of which were used in part by each of these companies to pay off borrowings from the money pool and create receivables to them from the money pool, resulting in an overall decrease in their respective operating cash flows.

The money pool is an inter-company funding arrangement designed to reduce the domestic utility companies' and System Energy's dependence on external short-term borrowings. The money pool provides a means by which, on a daily basis, the excess funds of Entergy Corporation, the domestic utility companies and System Energy may be used by the domestic utilities or System Energy when they have short-term cash requirements. See "Capital Resources" below for a discussion of the limitations on these borrowings.

Investing Activities

     Net cash used in investing activities increased compared with the first quarter of 1999 due to higher construction expenditures in 2000. The increased expenditures were primarily due to construction of the Saltend and Damhead Creek power plants by Entergy's global power development business and spending on customer service and reliability improvements by the domestic utility companies. Also contributing to the increase in cash used in 2000 were the proceeds from the sale of Entergy Security, Inc. received in January 1999, which decreased the cash used in investing activities in 1999.

     Offsetting the overall increase in cash used was the maturity of other temporary investments in the first quarter of 2000.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


Financing Activities

      Net cash provided by financing activities increased compared to the first quarter of 1999 primarily due to:

     o the  issuance  of  debt at Entergy Arkansas  and  Entergy
       Mississippi;
     o additional borrowings under Entergy Corporation credit facilities, the proceeds of which were used for general corporate purposes and to make an open-account advance to Entergy Louisiana to repay maturing debt;
     o increased borrowings under the credit facilities for the construction of the Saltend and Damhead Creek power projects by Entergy's global power development business; and
     o a reduction in the redemption of preferred stock in the first quarter of 2000 compared to the first quarter of 1999.

      Partially offsetting the overall increase is the increased repurchase of Entergy Corporation common stock in the first quarter of 2000 compared with the first quarter of 1999.

Capital Resources

     Entergy requires capital resources for:

     o construction and other capital expenditures;
     o debt and preferred stock maturities;
     o capital investments;
     o funding of subsidiaries; and
     o dividend and interest payments.

Management provides more information on construction expenditures, capital investments, and long-term debt and preferred stock maturities in Notes 5, 6, 7, and 9 to the financial statements in the Form 10-K.

      Entergy's sources of funds to meet its capital requirements include:

     o internally generated funds;
     o cash on hand;
     o debt or preferred stock issuances;
     o bank financing under new or existing facilities;
     o short-term borrowings; and
     o sales of assets.

      Certain of the domestic utility companies have issued or expect to issue debt in 2000, the proceeds of which have been or will be used for general corporate purposes, including capital expenditures, the retirement of short-term indebtedness, and, in the case of Entergy Gulf States, the mandatory redemption of preference stock. See Note 4 to the financial statements for details regarding issuances of debt by Entergy Mississippi and Entergy Arkansas in the first quarter of 2000.

     All debt and common and preferred stock issuances require prior regulatory approval. Preferred stock and debt issuances are subject to issuance tests set forth in corporate charters, bond indentures, and other agreements. The domestic utility companies have sufficient capacity under these issuance tests to consummate the financings planned for the remainder of 2000. The domestic utility companies may also establish special purpose trusts or limited partnerships as financing subsidiaries for the purpose of issuing preferred securities.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


      The domestic utility companies and System Energy expect to continue refinancing or redeeming higher cost debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable.

      Short-term borrowings by the domestic utility companies and System Energy are limited to amounts authorized by the SEC. The current SEC-authorized limit of $1.078 billion for these companies is effective through November 30, 2001. Borrowings from the money pool and external borrowings combined may not exceed the SEC-authorized limit. As of March 31, 2000, only Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans had borrowings outstanding from the money pool, in the amounts of $40.9 million, $40.7 million, and $6.4 million, respectively.

     Other Entergy subsidiaries have SEC authorization to borrow from Entergy Corporation, through the money pool, or from external sources in an aggregate principal amount up to $265 million. These companies had $113.6 million of outstanding borrowings from the money pool as of March 31, 2000. Some of these borrowings are restricted as to use and are collaterized by certain assets.

      As of March 31, 2000, Entergy Corporation had the following short-term credit facilities:

     o a $250 million bank credit facility under which $230 million of borrowings were outstanding; and
     o a 364-day term loan in the amount of $120 million, all of which was outstanding.

      The 364-day term loan was obtained on February 25, 2000 and currently bears interest at an annual rate of 6.96%. The proceeds were used by Entergy Corporation to make an open-account advance in the amount of $100 million to Entergy Louisiana to enable it to repay maturing debt. Entergy Corporation used the remaining proceeds for general corporate purposes and working capital needs.

     Entergy Corporation is expanding its $250 million bank credit facility to permit borrowings up to $500 million. It is anticipated that this expansion will become effective during May 2000, and an additional $120 million will be drawn to repay the 364-day term loan.

     Entergy's ability to invest in domestic and foreign generation businesses is subject to the SEC's regulations under PUHCA. These regulations limit to 50% of consolidated retained earnings the total amount that Entergy may invest in domestic and foreign generation businesses at the time an investment is made. Using the proceeds from the sales of London Electricity and CitiPower in 1998, Entergy's FUCO and EWG subsidiaries have the ability to make significant additional investments in domestic and foreign generation businesses without the need of further investment by Entergy Corporation. However, Entergy has pending at the SEC an application to increase its permissible EWG and FUCO investments to 100% of consolidated retained earnings.

     Entergy's global power development business is currently constructing two combined-cycle gas turbine merchant power plants in the UK, Saltend and Damhead Creek. These projects are discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K. The financing of the construction of these two power plants is discussed in Note 7 to the financial statements in the Form 10-K.

     In October 1999, Entergy's global power development business obtained an option to acquire twenty-four GE7FA advanced technology gas turbines, four steam turbines, and eight GE7EA advanced technology gas turbines. The financing of these turbines is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


     In March 2000, Entergy's non-utility nuclear business, signed an agreement, subject to regulatory approvals, for the acquisition of the New York Power Authority's (NYPA) 825 MW James A. FitzPatrick nuclear power plant located near Oswego, New York and NYPA's 980 MW Indian Point 3 nuclear power plant located in Westchester County, New York. Management expects to close the acquisition by the end of the fourth quarter of 2000. Entergy will pay $50 million in cash at the closing of the purchase, plus seven annual installments of approximately $108 million commencing one year from the date of the closing, and eight annual installments of $20 million commencing eight years from the date of the closing. Entergy currently projects that these installments will be paid primarily from the proceeds of the sale of power from the plants and that Entergy will provide an additional $100 million of funding. Subject to certain conditions, Entergy's non-utility nuclear business has agreed to pay NYPA up to $10 million annually for up to 10 years, beginning on the second anniversary date of such acquisition, if Entergy acquires ownership of the Indian Point 2 nuclear power plant located in Westchester County, New York. If Entergy acquires the Nine Mile Point nuclear power plants (referred to in the following paragraph), it will pay NYPA up to $2 million annually for up to 10 years, commencing on the second anniversary date of such acquisition. NYPA also will be paid $2.5 million annually by each of the two Entergy subsidiaries that acquire the NYPA plants for up to twenty years if the NRC grants an extension of the current nuclear operating licenses for the plants. These payments would commence on the first anniversary of the expiration of the respective current licenses and would continue during the extension period.

     In December 1999, an Entergy subsidiary signed an agreement with Rochester Gas and Electric Corporation (RG&E) to lease and operate the Nine Mile Point 1 and 2 nuclear power plants, totaling 1,754 MW, located in Scriba, New York. Nine Mile Point 1 is owned by Niagara Mohawk Power Corporation (NiMo), and Nine Mile Point 2 is co-owned by RG&E, NiMo, New York State Electric & Gas Corporation (NYSEG), Long Island Lighting Company doing business as LIPA, and Central Hudson Gas & Electric Corporation. The lease and operating agreement is subject to RG&E's acquisition of NiMo and NYSEG's ownership interests in the plants under RG&E's right of first refusal and is subject to approval by the New York Public Service Commission (NYPSC). NiMo and NYSEG initiated a proceeding before the NYPSC seeking authorization for the sale of their ownership interests in Nine Mile Point 1 and 2 to a third party. Entergy intervened in the proceedings, but on April 25, 2000, NiMo and NYSEG moved to withdraw the request for authority to transfer their interests in the Nine Mile plants on the grounds that there are multiple parties who wish to acquire them. The NYPSC encouraged the owners of the Nine Mile plants to determine the market value of the plants through an open bid process, which will likely take place during the summer of 2000. Entergy expects to participate in the bidding to acquire the Nine Mile plants, or will seek a contract to lease and operate them.

     In April 2000, Entergy and Koch Industries, Inc. announced plans for the formation of a new joint venture company to be called Entergy-Koch L.P. Entergy will contribute to the venture its power marketing and trading business in the United States and the United Kingdom as well as $350 million in cash. Of the $350 million, approximately $200 million will be funded with debt that is non-recourse to Entergy Corporation, and $150 million will be provided from Entergy's cash on
hand.   Koch  Industries, Inc. will contribute  to  the  venture  its
10,000-mile Koch Gateway Pipeline, gas storage facilities including the Bisteneau storage facility near Shreveport, Louisiana, and Koch Energy Trading which markets and trades electricity, gas, weather
derivatives  and other energy-related commodities and services.   The
parties will have equal ownership interests in Entergy-Koch L.P., which will be governed by an eight-member board of directors. Entergy will have the right to appoint four members of the board. The venture, which will require prior approval from FERC and from the SEC under PUHCA, is expected to become operational by the end of 2000.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


      Entergy has made investments in energy-related businesses, including power marketing and trading. Under PUHCA, the SEC imposes a limit equal to 15% of consolidated capitalization on the amount that may be invested in such "energy-related" businesses without specific SEC approval. Entergy's available capacity to make additional investments at March 31, 2000 was approximately $2.2 billion. The available capacity will be partially reduced by Entergy's investment in its recently announced joint venture with Koch Industries discussed above.

      In the first quarter of 2000, Entergy Corporation paid $71 million in cash dividends on its common stock and received dividend payments totaling $63 million from subsidiaries. Declarations of dividends on Entergy's common stock are made at the discretion of the Board. The Board evaluates the level of dividends based upon Entergy's earnings and financial strength. Dividend restrictions are discussed in Note 8 to the financial statements in the Form 10-K.

     In October 1998, the Board approved a plan for the repurchase of Entergy common stock through December 31, 2001 to fulfill the requirements of various compensation and benefit plans. This stock repurchase plan provides for purchases in the open market of up to 5 million shares, for an aggregate consideration of up to $250 million. In July 1999, the Board approved the commitment of up to an additional $750 million for the repurchase of Entergy common stock through December 31, 2001. Shares are purchased on a discretionary basis. Entergy also issues shares under its Dividend Reinvestment and Stock Purchase Plan and other compensation and benefit plans. See Note 3 to the financial statements for stock repurchases and issuances made during the first quarter of 2000.

     See Notes 4, 5, 6, 7, 9, and 10 to the financial statements in the Form 10-K for further discussion of Entergy's capital and refinancing requirements and available lines of credit.

Entergy Corporation and System Energy

     Pursuant to the Capital Funds Agreement, Entergy Corporation has agreed to supply System Energy with sufficient capital to:

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

      The Capital Funds Agreement and other Grand Gulf 1-related agreements are more thoroughly discussed in Note 9 to the financial statements in the Form 10-K.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


       See   "MANAGEMENT'S  FINANCIAL  DISCUSSION  AND   ANALYSIS   -
SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for a discussion of the increasing competitive pressures facing Entergy and the electric utility industry, as well as market risks and other significant issues affecting Entergy. Set forth below are recent updates to the information contained therein.

Domestic Transition to Competition

State Regulatory and Legislative Activity

Texas

     In June 1999, the Texas legislature enacted a law providing for competition in the electric utility industry through retail open access. The law provides for retail open access by most electric utilities, including Entergy Gulf States, on January 1, 2002. When retail open access is achieved, the generation business and a new retail electricity provider function will become competitive businesses, but transmission and distribution operations will continue to be regulated. The new retail electricity provider function will be the primary point of contact with customers for most services beyond initiation of electric service and restoration of service following outages.

     In January 2000, Entergy Gulf States filed a business separation plan with the PUCT as required by the Texas restructuring legislation. The plan provides that Entergy Gulf States will ultimately be divided into a Texas distribution company, a Texas transmission company, a Texas generation company, a Texas retail service provider, and a Louisiana company that will encompass distribution, generation, and transmission operations. Intervenors in the Texas proceeding have, for the most part, expressed opposition to the plan for various reasons. It is not certain whether the plan will be approved as filed, or whether a different plan will be approved by the PUCT. Entergy Gulf States and other parties to the proceeding are in discussions aimed at determining whether there are modifications to the proposed plan that would be acceptable to all concerned parties. The procedural schedule requires Entergy Gulf States to file an amended business separation plan by June 8, 2000. The timing and outcome of this proceeding are uncertain, and additional regulatory approvals from FERC, the SEC, and the LPSC will be required before any business separation plan dividing Entergy Gulf States into a series of new legal entities can be implemented.

     Pursuant to the Texas restructuring legislation, Entergy Gulf States filed its separated business cost data and proposed transmission, distribution, and competition tariffs with the PUCT on March 31, 2000. This filing also included a proposal for a performance-based enhancement to the authorized rate of return on equity. Management does not agree with the arbitrary level of return on equity set by PUCT rules (200 basis points over the cost of a distribution utility's debt) and has sought a higher return in its separated cost filing. See Note 2 to the financial statements for further information on this filing.

Mississippi

      In May 2000, after two years of studies and hearings, the MPSC announced that it opposed opening the state's retail electricity markets to competition at this time. The MPSC concluded that competition could raise the electric rates paid by residential users. The final decision ultimately lies with the Mississippi Legislature, which has adjourned its 2000 session.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS

Federal Regulatory Activity

      See "Part I, Item 1, Competition" in the Form 10-K for a discussion of changes that may result from retail competition and unbundling.

     In April 2000, the LPSC and the Council filed a complaint with FERC seeking revisions to the System Agreement that they allege are necessary to accommodate the introduction of retail competition in certain jurisdictions served by Entergy and, at the same time, to protect Entergy's Louisiana customers from any adverse impact that may occur due to the introduction of retail competition in some jurisdictions but not others. The LPSC and the Council request that FERC immediately institute a proceeding to permit changes to be adopted prior to January 1, 2002, and request, among other things, that FERC cap certain of the System Agreement obligations of Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans and fix these companies' access to the pool energy at the average level existing for the three years prior to the date that retail access is initiated in Texas and Arkansas. Alternatively, the LPSC and the Council request that FERC require Entergy to provide wholesale power contracts to these companies to satisfy their energy requirements at costs no higher than would have been incurred if retail competition were not implemented. The LPSC and the Council request that the relief be made available for at least eight years after implementation of retail competition or the withdrawal of Entergy Arkansas and Entergy Gulf States from the System Agreement, or until retail access is implemented in Louisiana and New Orleans. In addition, among other things, the LPSC and the Council assert in their complaint that:

     o unless the requested relief is granted, the restructuring legislation adopted in Texas and Arkansas, to the extent such legislation requires, or has the effect of, altering the rights of parties under the System Agreement, will result in violations of the interstate commerce clause, the due process clause, and the impairment of contracts clause in the U.S. Constitution; and
     o the failure of the domestic utility companies to honor a right of first refusal with respect to any sale of generating capacity and associated energy under the System Agreement, and any attempt to eliminate such right of first refusal from the System Agreement, would violate the Federal Power Act and constitute a breach of the System Agreement.

State and Local Rate Regulation

      In March 2000, the LPSC ordered Entergy Gulf States to refund approximately $17.7 million based on its fourth post-Merger earnings analysis filed with the LPSC in May 1997. Entergy Gulf States will appeal the order. Entergy Gulf States has provided adequate reserves for its annual earnings reviews based on management's estimates of the outcome of these proceedings.

     In   March  2000,  Entergy  Mississippi  submitted  its   annual
performance-based formula rate plan filing for the 1999 test year. The filing indicated that no change in rate levels was necessary.

Continued Application of SFAS 71 and Stranded Cost Exposure

      See "Continued Application of SFAS 71 and Stranded Cost Exposure" in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for a discussion of the potential effects of discontinuation of SFAS 71 for the generation portion of Entergy's business as well as Entergy's exposure to stranded costs.

      Because management believes that definitive outcomes have not yet been determined regarding the transition to competition in each of Entergy's jurisdictions, the regulated operations of the domestic utility companies and System Energy continue to apply SFAS 71.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


     The restructuring laws enacted in Arkansas and Texas provide an opportunity for the recovery of stranded costs following review and approval by the APSC or the PUCT. Nearly all of Entergy's exposure to stranded costs involves commitments that were approved by regulators. The actual amount of costs and obligations that will be identified as stranded will be determined in regulatory proceedings. These proceedings will commence in 2000 in Arkansas and Texas.

     Entergy Gulf States included an estimate of its Texas stranded costs in its March 31, 2000 filing with the PUCT. Using the model established by the PUCT staff, Entergy Gulf States' estimate of Texas stranded costs is $117.2 million. Entergy Gulf States disagrees with certain of the assumptions and estimates included in the PUCT model and believes that the model understates actual stranded costs. The model offsets potential strandable costs against mitigating factors, including the estimated fair value of existing generation plants, to determine an estimated stranded cost figure. The model, however, does not include estimated River Bend decommissioning costs. The Texas stranded cost filing is discussed more thoroughly in Note 2 to the financial statements. The outcome of the Texas and Arkansas stranded cost proceedings cannot be predicted and will depend upon a number of variables, including the timing of stranded cost determination, the values attributable to certain strandable assets, assumptions concerning future market prices for electricity, and other factors.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      Entergy's results of operations are discussed in two business categories, "Domestic Utility Companies and System Energy" and "Competitive Businesses." Domestic Utility Companies and System Energy is Entergy's predominant business segment, contributing 77% of Entergy's operating revenue and 81% of its net income for the first quarter of 2000. Competitive Businesses include the following segments discussed in Note 6 to the financial statements: "power marketing and trading" and "all other." "All other" principally includes global power development, non-utility nuclear power, and the parent holding company, Entergy Corporation. The elimination of power marketing and trading mark-to-market profits on intercompany power transactions is also included in "all other."

Net Income

      Entergy Corporation's consolidated net income increased for the first quarter of 2000 primarily due to:

     o a $25.2 million increase in net income from the power marketing and trading business primarily resulting from improved trading results and higher expected summer 2000 forward electricity prices affecting the mark-to-market valuations;
     o an overall $4.8 million increase in net income from the domestic utility companies and System Energy, primarily due to increases in electric operating revenues, a decrease in other operation and maintenance expenses, and a true-up to reflect fuel under-recoveries at Entergy Arkansas. The increase was partially offset by a true-up to reflect fuel over-recoveries at Entergy Gulf States as a result of the PUCT fuel reconciliation settlement and an increase in the effective tax rate; and
     o an increase in net income from other competitive businesses, primarily resulting from the operation of Pilgrim in 2000, which was acquired in July 1999. The increase was partially offset by a decrease in other income and an increase in the effective tax rate.

      Net income for the first quarter of 1999 reflected the results of operations for Entergy Security, Inc., Entergy Power Edesur Holdings, and several telecommunications businesses. These businesses were sold between January 1999 and mid-1999, and are therefore not included in 2000's results of operations.

Domestic Utility Companies and System Energy

Revenues and Sales

      The changes in electric operating revenues associated with the domestic utility companies for the first quarter of 2000 are as follows:

                                            First Quarter
Description                             Increase/(Decrease)
                                            (In Millions)

Base revenues                                   ($23.8)
Rate riders                                       (5.8)
Fuel cost recovery                               101.3
Sales volume/weather                              18.1
Other revenue (including unbilled)                18.4
Sales for resale                                   6.1
                                                ------
   Total                                        $114.3
                                                ======

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Base revenues

      Base revenues decreased $23.8 million for the first quarter of 2000 primarily due to provisions for potential rate refunds at Entergy Louisiana. This decrease is partially offset by increased base revenues at Entergy Gulf States due to base rate refunds in 1999 in the Texas jurisdiction.

Rate riders

     Rate rider revenues do not affect net income because they are offset by specific incurred expenses.

     Rate rider revenues decreased $5.8 million for the first quarter of 2000 as a result of decreased Grand Gulf 1 riders and decreased ANO decommissioning riders at Entergy Arkansas that became effective in January 2000.

Fuel cost recovery

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that is offset by specific incurred fuel costs.

      Fuel cost recovery revenues increased $101.3 million for the first quarter of 2000 due to:

     o increased fuel factors implemented in March and September 1999 in Texas for Entergy Gulf States;
     o a fuel surcharge implemented in January 2000 in Texas for Entergy Gulf States;
     o an increase in the energy cost recovery rate that became effective in April 1999 at Entergy Arkansas;
     o higher fuel prices at Entergy Louisiana due to the increased market price of gas; and
     o an increase in the energy cost recovery rate at Entergy Mississippi that became effective in January 2000.

Sales volume/weather

      Sales volume increased $18.1 million for the first quarter of 2000 primarily due to:

     o more favorable weather in Entergy Gulf States' Louisiana service territory as well as increased usage by industrial customers of Entergy Gulf States; and
     o increased volume of electricity sales to residential and industrial customers at Entergy Louisiana.

Other revenue (including unbilled)

     Other revenue increased $18.4 million for the first quarter of 2000 primarily due to increased unbilled revenue for retail and wholesale customers, and a change in estimated unbilled revenues in June 1999 at the domestic utility companies. The changed estimate more closely aligns the fuel component of unbilled revenues with their regulatory treatment. The change in estimate will not affect comparisons with prior periods after the first quarter of 2000.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Expenses

Fuel and purchased power expenses

      Fuel and purchased power expenses increased $129.5 million for the first quarter of 2000 primarily due to:

     o a  true-up to reflect fuel over-recoveries at Entergy Gulf
       States, partially offset by an adjustment to increase the deferred fuel balance at Entergy Arkansas;
     o an increase in the market prices of purchased power and gas in the first quarter of 2000; and
     o a shift to increased use of higher-priced gas and purchased power at Entergy Gulf States due to scheduled outages at coal and nuclear facilities in the first quarter of 2000.

Other operation and maintenance

      Other operation and maintenance decreased $17.6 million for the first quarter of 2000 primarily due to:

     o a larger refund of nuclear insurance premiums in 2000 compared to 1999 at Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and System Energy; and
     o lower incentive compensation accruals in 2000 compared to 1999.

Depreciation and amortization

      Depreciation and amortization decreased $4.2 million for the first quarter of 2000 primarily due to reduced River Bend depreciation expense at Entergy Gulf States as a result of the write-down of the River Bend abeyed plant required by the Texas rate settlement in June 1999.

Other

Interest charges

      Interest on long-term debt decreased $7.0 million for the first quarter of 2000 primarily due to the retirement and refinancing of certain long-term debt at Entergy Gulf States, Entergy Louisiana, and System Energy in 1999.

      Other interest increased $7.0 million for the first quarter of 2000 primarily due to interest recorded at System Energy for a portion of the potential refund to customers of its proposed rate increase pending at FERC.

Competitive Businesses

Revenues and Sales

       Competitive business revenues increased approximately $57 million for the first quarter of 2000 compared with the first quarter of 1999. The increase was primarily due to an increase in sales revenues of $59.7 million for the non-utility nuclear business resulting primarily from the operation of Pilgrim, partially offset by the decrease in revenues in other competitive businesses. The decrease in revenues in other competitive businesses was due to the sales of Entergy Security, Inc. in January 1999 and Entergy Power Edesur Holdings and several telecommunications businesses in June 1999. These businesses contributed to operating revenues in the first quarter of 1999 but not in the first quarter of 2000.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


     The power marketing and trading business did not have a material change in revenues. However, the power marketing and trading business had an increase in net income of $25 million for the first quarter of 2000 due to:

     o decreased purchased power expenses as discussed below;
     o improved trading performance; and
     o higher expected summer 2000 forward electricity prices affecting the mark-to-market valuations.

Expenses

Fuel and purchased power expenses

      Fuel and purchased power expenses decreased $31 million for the first quarter of 2000 compared with the first quarter of 1999. The decrease is attributable to decreased electricity and gas trading volumes in the power marketing and trading business. The overall decrease was partially offset by an increase in fuel and purchased power expenses related to the operation of Pilgrim.

Other operation and maintenance

     Other operation and maintenance expenses increased $27.4 million for the first quarter of 2000 compared with the first quarter of 1999. The increase is primarily due to expenses incurred by the non-utility nuclear business from the operation of Pilgrim and an increase in the elimination of mark-to-market profits on intercompany power transactions. Partially offsetting the overall increase is a decrease in expenses due to the sales of businesses previously discussed.

Other

Other income

     Other income decreased $18 million for the first quarter of 2000 compared with the first quarter of 1999 primarily due to the following:

     o a $12.5 million ($.6 million net of tax) gain on the sale of Entergy Security, Inc. in January 1999; and
     o a $7.6 million ($4.9 million net of tax) favorable adjustment to the final sale price of CitiPower in January 1999.

Partially offsetting the overall decrease is an increase in other miscellaneous income in the first quarter of 2000.

Interest charges

      Other  interest  charges increased $5  million  for  the  first quarter of 2000 compared with the first quarter of 1999. The increase was primarily due to the accretion of the decommissioning liability associated with Pilgrim.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Income Taxes

      The effective income tax rates for the first quarters of 2000 and 1999 were 43.4% and 38.3%, respectively. The increase was primarily due to the following affecting the first quarter 1999 tax rate:

     o decreased state income taxes at the power marketing and trading business as a result of net losses; and
     o recognition of certain foreign tax credits resulting in lower income taxes.


                  ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
          For the Three Months Ended March 31, 2000 and 1999
                              (Unaudited)

                                                               2000          1999
                                                       (In Thousands, Except Share Data)

                  OPERATING REVENUES
Domestic electric                                            $1,352,896    $1,238,583
Natural gas                                                      45,881        37,731
Steam products                                                        -         8,296
Competitive businesses                                          412,715       355,312
                                                             ----------    ----------
TOTAL                                                         1,811,492     1,639,922
                                                             ----------    ----------

                  OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                   497,754       402,973
   Purchased power                                              369,544       373,799
   Nuclear refueling outage expenses                             18,557        19,685
   Other operation and maintenance                              377,410       367,632
Decommissioning                                                  10,938        12,674
Taxes other than income taxes                                    79,618        83,068
Depreciation and amortization                                   178,276       184,368
Other regulatory credits                                        (14,605)      (16,125)
Amortization of rate deferrals                                    7,396         8,413
                                                             ----------    ----------
TOTAL                                                         1,524,888     1,436,487
                                                             ----------    ----------

OPERATING INCOME                                                286,604       203,435
                                                             ----------    ----------

                     OTHER INCOME
Allowance for equity funds used during construction               7,695         5,411
Gain on sale of assets - net                                        517        20,583
Miscellaneous - net                                              28,982        19,952
                                                             ----------    ----------
TOTAL                                                            37,194        45,946
                                                             ----------    ----------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                      113,659       122,531
Other interest - net                                             20,283         8,541
Distributions on preferred securities of subsidiaries             4,709         4,709
Allowance for borrowed funds used during construction            (6,088)       (4,479)
                                                             ----------    ----------
TOTAL                                                           132,563       131,302
                                                             ----------    ----------

INCOME BEFORE INCOME TAXES                                      191,235       118,079

Income taxes                                                     82,825        45,173
                                                             ----------    ----------

CONSOLIDATED NET INCOME                                         108,410        72,906

Preferred dividend requirements and other                         9,550        10,725
                                                             ----------    ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                                    $98,860       $62,181
                                                             ==========    ==========
Earnings per average common share:
    Basic and diluted                                             $0.42         $0.25
Dividends declared per common share                               $0.30         $0.30
Average number of common shares outstanding:
    Basic                                                   236,608,445   246,579,198
    Diluted                                                 236,671,604   246,716,928

See Notes to Financial Statements.

                   ENTERGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Three Months Ended March 31, 2000 and 1999
                                (Unaudited)

                                                                             2000        1999
                                                                              (In Thousands)

                          OPERATING ACTIVITIES
Consolidated net income                                                     $108,410      $72,906
Noncash items included in net income:
  Amortization of rate deferrals                                               7,396        8,413
  Reserve for regulatory adjustments                                          19,888       (2,265)
  Other regulatory credits - net                                             (14,605)     (16,125)
  Depreciation, amortization, and decommissioning                            189,214      197,042
  Deferred income taxes and investment tax credits                           (30,652)      (8,945)
  Allowance for equity funds used during construction                         (7,695)      (5,411)
  Gain on sale of assets - net                                                  (517)     (12,513)
Changes in working capital:
  Receivables                                                                 37,462        6,867
  Fuel inventory                                                             (25,783)     (11,212)
  Accounts payable                                                           (27,239)     (20,461)
  Taxes accrued                                                               44,026       32,165
  Interest accrued                                                           (25,053)     (43,865)
  Deferred fuel                                                               32,626       32,950
  Other working capital accounts                                              (4,917)     (53,931)
Provision for estimated losses and reserves                                  (19,521)      17,490
Changes in other regulatory assets                                            (3,741)      (8,487)
Other                                                                         31,298       25,495
                                                                          ----------   ----------
Net cash flow provided by operating activities                               310,597      210,113
                                                                          ----------   ----------

                          INVESTING ACTIVITIES
Construction/capital expenditures                                           (388,443)    (249,733)
Allowance for equity funds used during construction                            7,695        5,411
Nuclear fuel purchases                                                       (41,215)     (33,352)
Proceeds from sale/leaseback of nuclear fuel                                  13,952       23,300
Proceeds from sale of businesses                                                   -      215,416
Investment in other nonregulated/nonutility properties                             -      (14,133)
Proceeds from other temporary investments                                    321,351            -
Decommissioning trust contributions and realized change in trust assets      (12,624)     (16,871)
Other                                                                           (226)       3,061
                                                                          ----------   ----------
Net cash flow used in investing activities                                   (99,510)     (66,901)
                                                                          ----------   ----------

See Notes to Financial Statements.


                     ENTERGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

                                                                      2000        1999
                                                                       (In Thousands)

                     FINANCING ACTIVITIES
Proceeds from the issuance of:
  Long-term debt                                                     370,465      198,196
  Common stock                                                         1,972        1,915
Retirement of long-term debt                                        (103,212)    (145,105)
Repurchase of common stock                                          (155,981)     (12,132)
Redemption of preferred stock                                         (2,493)     (74,731)
Changes in short-term borrowings - net                               230,000     (125,500)
Dividends paid:
  Common stock                                                       (71,040)     (70,362)
  Preferred stock                                                     (7,330)     (11,641)
                                                                  ----------   ----------
Net cash flow provided by (used in) financing activities             262,381     (239,360)
                                                                  ----------   ----------

Effect of exchange rates on cash and cash equivalents                 (1,091)      (1,993)
                                                                  ----------   ----------

Net increase (decrease) in cash and cash equivalents                 472,377      (98,141)

Cash and cash equivalents at beginning of period                   1,213,719    1,184,495
                                                                  ----------   ----------

Cash and cash equivalents at end of period                        $1,686,096   $1,086,354
                                                                  ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                            $156,560     $171,185
    Income taxes                                                     $35,995      $10,617
  Noncash investing and financing activities:
     Change in unrealized appreciation/(depreciation) of
       decommissioning trust assets                                  ($9,906)     $13,626

See Notes to Financial Statements.


                   ENTERGY CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                                  ASSETS
                   March 31, 2000 and December 31, 1999
                                (Unaudited)

                                                                        2000           1999
                                                                            (In Thousands)

                         CURRENT ASSETS
Cash and cash equivalents:
   Cash                                                                 $113,365       $108,198
   Temporary cash investments - at cost,
    which approximates market                                          1,566,629      1,105,521
   Special deposits                                                        6,102              -
                                                                     -----------    -----------
       Total cash and cash equivalents                                 1,686,096      1,213,719
                                                                     -----------    -----------
Other temporary investments - at cost,
    which approximates market                                                  -        321,351
Notes receivable                                                           3,635          2,161
Accounts receivable:
  Customer                                                               257,729        290,331
  Allowance for doubtful accounts                                         (9,507)        (9,507)
  Other                                                                  234,947        207,898
  Accrued unbilled revenues                                              274,202        298,616
                                                                     -----------    -----------
       Total receivables                                                 757,371        787,338
                                                                     -----------    -----------
Deferred fuel costs                                                      208,035        240,661
Fuel inventory - at average cost                                         117,633         94,419
Materials and supplies - at average cost                                 393,726        392,403
Rate deferrals                                                            27,450         30,394
Deferred nuclear refueling outage costs                                   47,180         58,119
Prepayments and other                                                     91,248         78,567
                                                                     -----------    -----------
TOTAL                                                                  3,332,374      3,219,132
                                                                     -----------    -----------

                 OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                               214            214
Decommissioning trust funds                                            1,247,408      1,246,023
Non-utility property - at cost (less accumulated depreciation)           321,984        317,165
Non-regulated investments                                                246,240        198,003
Other - at cost (less accumulated depreciation)                           17,480         16,714
                                                                     -----------    -----------
TOTAL                                                                  1,833,326      1,778,119
                                                                     -----------    -----------

                         UTILITY PLANT
Electric                                                              23,237,556     23,163,161
Plant acquisition adjustment                                             402,863        406,929
Property under capital lease                                             774,184        768,500
Natural gas                                                              187,632        186,041
Construction work in progress                                          1,769,202      1,500,617
Nuclear fuel under capital lease                                         268,220        286,476
Nuclear fuel                                                             110,910         87,693
                                                                     -----------    -----------
TOTAL UTILITY PLANT                                                   26,750,567     26,399,417
Less - accumulated depreciation and amortization                      11,080,253     10,898,661
                                                                     -----------    -----------
UTILITY PLANT - NET                                                   15,670,314     15,500,756
                                                                     -----------    -----------

                DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
    Rate deferrals                                                        12,130         16,581
    SFAS 109 regulatory asset - net                                    1,044,438      1,068,006
    Unamortized loss on reacquired debt                                  197,092        198,631
    Other regulatory assets                                              665,179        637,870
Long-term receivables                                                     31,625         32,260
Other                                                                    575,749        533,732
                                                                     -----------    -----------
TOTAL                                                                  2,526,213      2,487,080
                                                                     -----------    -----------

TOTAL ASSETS                                                         $23,362,227    $22,985,087
                                                                     ===========    ===========
See Notes to Financial Statements.

                    ENTERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    March 31, 2000 and December 31, 1999
                                 (Unaudited)

                                                                  2000           1999
                                                                      (In Thousands)

                   CURRENT LIABILITIES
Currently maturing long-term debt                                 $175,408       $194,555
Notes payable                                                      350,716        120,715
Accounts payable                                                   591,132        707,678
Customer deposits                                                  166,931        161,909
Taxes accrued                                                      495,418        445,677
Accumulated deferred income taxes                                   59,853         72,640
Nuclear refueling outage costs                                       9,246         11,216
Interest accrued                                                   102,687        129,028
Co-owner advances                                                    3,420          7,018
Obligations under capital leases                                   176,530        178,247
Other                                                              155,292        125,749
                                                               -----------    -----------
TOTAL                                                            2,286,633      2,154,432
                                                               -----------    -----------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                3,276,922      3,310,340
Accumulated deferred investment tax credits                        513,009        519,910
Obligations under capital leases                                   184,751        205,464
FERC settlement - refund obligation                                 35,765         37,337
Other regulatory liabilities                                       200,607        199,139
Decommissioning                                                    714,529        703,453
Transition to competition                                          164,486        157,034
Regulatory reserves                                                398,195        378,307
Accumulated provisions                                             279,192        279,425
Other                                                              655,277        535,156
                                                               -----------    -----------
TOTAL                                                            6,422,733      6,325,565
                                                               -----------    -----------

Long-term debt                                                   6,885,702      6,612,583
Preferred stock with sinking fund                                   69,650         69,650
Preference stock                                                   150,000        150,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding
  solely junior subordinated deferrable debentures                 215,000        215,000

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                               335,961        338,455
Common stock, $.01 par value, authorized 500,000,000
   shares; issued 247,172,239 shares in 2000 and
   247,082,345 shares in 1999                                        2,472          2,471
Paid-in capital                                                  4,636,474      4,636,163
Retained earnings                                                2,814,499      2,786,467
Accumulated other comprehensive loss:
   Cumulative foreign currency translation adjustment              (69,489)       (68,782)
   Net unrealized investment losses                                 (9,958)        (5,023)
Less - treasury stock, at cost (14,962,294 shares in 2000 and
  8,045,434 shares in 1999)                                        377,450        231,894
                                                               -----------    -----------
TOTAL                                                            7,332,509      7,457,857
                                                               -----------    -----------

Commitments and Contingencies (Notes 1 and 2)

                TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $23,362,227    $22,985,087
                                                               ===========    ===========
See Notes to Financial Statements.

                    ENTERGY CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME,
                           AND PAID-IN CAPITAL
            For the Three Months Ended March 31, 2000 and 1999
                              (Unaudited)


                                                        2000                   1999
                                                               (In Thousands)

                RETAINED EARNINGS
Retained Earnings - Beginning of period              $2,786,467             $2,526,888

     Add  - Earnings applicable to common stock          98,860   $98,860       62,181   $62,181

     Deduct:
        Dividends declared on common stock               71,658                 73,989
        Capital stock and other expenses                   (830)                   345
                                                     ----------             ----------
              Total                                      70,828                 74,334
                                                     ----------             ----------

Retained Earnings - End of period                    $2,814,499             $2,514,735
                                                     ==========             ==========




    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period                         ($73,805)              ($46,739)
Foreign currency translation adjustments                   (707)     (707)         379       379
Net unrealized investment losses                         (4,935)   (4,935)           -         -
                                                     ----------             ----------
Balance at end of period                               ($79,447)              ($46,360)
                                                     ==========   -------   ==========   -------
Comprehensive Income                                              $93,218                $62,560
                                                                  =======                =======




                 PAID-IN CAPITAL
Paid-in Capital - Beginning of period                $4,636,163             $4,630,609

     Add - Common stock issuances related to stock          311                    431
       plans
                                                     ----------             ----------

Paid-in Capital - End of period                      $4,636,474             $4,631,040
                                                     ==========             ==========


See Notes to Financial Statements.


                ENTERGY CORPORATION AND SUBSIDIARIES
                    SELECTED OPERATING RESULTS
        For the Three Months Ended March 31, 2000 and 1999
                             (Unaudited)

                                                     Increase/
         Description            2000        1999    (Decrease)     %
                                   (In Millions)
    Domestic Utility Electric
          Operating Revenues:
  Residential                   $ 468.2    $ 432.0     $  36.2      8
  Commercial                      346.9      316.2        30.7     10
  Industrial                      453.4      406.7        46.7     11
  Governmental                     38.8       36.0         2.8      8
                              --------------------------------
    Total retail                1,307.3    1,190.9       116.4     10
  Sales for resale                 83.2       77.1         6.1      8
  Other                           (37.6)     (29.4)       (8.2)   (28)
                              --------------------------------
    Total                     $ 1,352.9  $ 1,238.6     $ 114.3      9
                              ================================
Billed Electric Energy
 Sales (GWH):
  Residential                     6,512      6,417          95      1
  Commercial                      5,280      5,169         111      2
  Industrial                     10,617     10,216         401      4
  Governmental                      586        589          (3)    (1)
                              --------------------------------
    Total retail                 22,995     22,391         604      3
  Sales for resale                2,272      2,209          63      3
                              --------------------------------
    Total                        25,267     24,600         667      3
                              ================================

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income increased for the first quarter of 2000 primarily due to increased electric operating revenues, decreased other operation and maintenance expenses, and a decrease in fuel expense reflecting a true-up of the deferred fuel balance in the first quarter of 2000, partially offset by an increase in income tax expense.

Revenues and Sales

     The changes in electric operating revenues for the first quarter of 2000 are as follows:

                                           First Quarter
            Description                 Increase/(Decrease)
                                           (In Millions)

Base revenues                                    $0.7
Rate riders                                      (6.4)
Fuel cost recovery                               10.8
Sales volume/weather                              1.3
Other revenue (including unbilled)                7.4
Sales for resale                                 21.1
                                                -----
   Total                                        $34.9
                                                =====

Rate riders

      Rate rider revenues do not affect net income because they are offset by specific incurred expenses.

      Rate rider revenues decreased for the first quarter of 2000 as a result of decreased Grand Gulf 1 riders and ANO decommissioning riders, both of which became effective in January 2000.

Fuel cost recovery

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that is offset by specific incurred fuel costs.

      Fuel cost recovery revenue increased for the first quarter of 2000 primarily due to an increase in the energy cost recovery rate, which became effective in April 1999. The increase in the energy cost recovery rate allows Entergy Arkansas to recover previously under-recovered fuel expenses.

Other revenue (including unbilled)

      Other revenue increased for the first quarter of 2000 primarily due to increased unbilled revenue for retail and wholesale customers, and a change in estimated unbilled revenues in June 1999. The changed estimate more closely aligns the fuel component of unbilled revenues with their regulatory treatment. The change in estimate will not affect comparisons with prior periods after the first quarter of 2000. Comparative impacts are also affected by seasonal variations in demand.

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Sales for resale

      Sales for resale increased for the first quarter of 2000 primarily due to increased nuclear generation making more energy available for sale, coupled with an increase in the market price of energy.

Expenses

Fuel and purchased power expenses

      Fuel and purchased power expenses increased slightly for the first quarter of 2000 primarily due to an increase in generation compared to the first quarter of 1999. Nuclear generation increased in the first quarter of 2000 due to a refueling outage at ANO 2 in the first quarter of 1999. Gas generation increased in the first quarter of 2000 as an offset to decreased coal generation resulting from maintenance outages at the White Bluff plant. Purchased power increased due to an increase in the market price of purchased power as well as an increase in purchased power volume. The increased expenses were largely offset by a true-up to adjust the deferred fuel balance to reflect fuel under-recoveries that Entergy Arkansas expects to recover in the future.

Other operation and maintenance

     Other operation and maintenance expenses decreased for the first quarter of 2000 primarily due to:

     o lower incentive compensation accruals in 2000 compared to 1999;
     o decreased return-to-service expenditures for certain generating plants; and
     o a larger nuclear insurance refund in 2000 compared to 1999.

Other regulatory credits

     Other regulatory credits increased for the first quarter of 2000 primarily due to an increased under-recovery of Grand Gulf 1 costs as a result of the decreased rate rider as ordered by the APSC that became effective in January 2000.

Other

     Allowance for equity funds used during construction increased for the first quarter of 2000 due to increased capital spending.

Income taxes

     The effective income tax rates for the first quarter of 2000 and 1999 were 40.9% and 19.6%, respectively. The increase in the effective tax rate was due to increased pre-tax income for 2000 combined with decreased flow-through tax benefits which included a tax liability on nuclear fuel purchases in the first quarter of 2000 compared with a tax credit on nuclear fuel purchases in the first quarter of 1999.


                        ENTERGY ARKANSAS, INC.
                          INCOME STATEMENTS
           For the Three Months Ended March 31, 2000 and 1999
                             (Unaudited)

                                                             2000        1999
                                                               (In Thousands)

                  OPERATING REVENUES
Domestic electric                                           $346,877    $311,969
                                                            --------    --------
                  OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                 47,677      48,792
   Purchased power                                            98,797      94,943
   Nuclear refueling outage expenses                           6,439       8,066
   Other operation and maintenance                            75,925      82,209
Decommissioning                                                2,028       2,461
Taxes other than income taxes                                  8,716       9,256
Depreciation and amortization                                 41,301      41,668
Other regulatory credits - net                               (10,765)     (7,586)
                                                            --------    --------
TOTAL                                                        270,118     279,809
                                                            --------    --------

OPERATING INCOME                                              76,759      32,160
                                                            --------    --------

                     OTHER INCOME
Allowance for equity funds used during construction            3,578       2,410
Miscellaneous - net                                            1,545         937
                                                            --------    --------
TOTAL                                                          5,123       3,347
                                                            --------    --------

              INTEREST AND OTHER CHARGES
Interest on long-term debt                                    20,906      20,674
Other interest - net                                           2,297       1,526
Distributions on preferred securities of subsidiary            1,275       1,275
Allowance for borrowed funds used during construction         (2,304)     (1,658)
                                                            --------    --------
TOTAL                                                         22,174      21,817
                                                            --------    --------

INCOME BEFORE INCOME TAXES                                    59,708      13,690

Income taxes                                                  24,394       2,679
                                                            --------    --------

NET INCOME                                                    35,314      11,011

Preferred dividend requirements and other                      1,944       2,420
                                                            --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                 $33,370      $8,591
                                                            ========    ========
See Notes to Financial Statements.

                        ENTERGY ARKANSAS, INC.
                       STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 2000 and 1999
                              (Unaudited)

                                                                 2000        1999
                                                                   (In Thousands)

                OPERATING ACTIVITIES
Net income                                                       $35,314      $11,011
Noncash items included in net income:
  Other regulatory credits - net                                 (10,765)      (7,586)
  Depreciation, amortization, and decommissioning                 43,329       44,129
  Deferred income taxes and investment tax credits                 3,376        2,094
  Allowance for equity funds used during construction             (3,578)      (2,410)
Changes in working capital:
  Receivables                                                    (13,534)     (11,036)
  Fuel inventory                                                 (18,759)     (16,921)
  Accounts payable                                               (58,822)      33,193
  Taxes accrued                                                   41,318        2,639
  Interest accrued                                                 1,547         (893)
  Deferred fuel costs                                            (10,808)      10,400
  Other working capital accounts                                   1,003      (19,459)
Provision for estimated losses and reserves                       (1,377)     (10,307)
Changes in other regulatory assets                                (2,596)     (10,271)
Other                                                             12,116       17,595
                                                                --------     --------
Net cash flow provided by operating activities                    17,764       42,178
                                                                --------     --------

                INVESTING ACTIVITIES
Construction expenditures                                        (69,411)     (61,382)
Allowance for equity funds used during construction                3,578        2,410
Nuclear fuel purchases                                              (148)        (962)
Proceeds from sale/leaseback of nuclear fuel                         148          962
Decommissioning trust contributions and realized
    change in trust assets                                        (3,450)      (5,854)
                                                                --------     --------
Net cash flow used in investing activities                       (69,283)     (64,826)
                                                                --------     --------

                FINANCING ACTIVITIES
Proceeds from issuance of:
  Long Term Debt                                                  99,630            -
Dividends paid:
  Preferred stock                                                      -       (2,420)
                                                                --------     --------
Net cash flow provided by (used in) financing activities          99,630       (2,420)
                                                                --------     --------

Net increase (decrease) in cash and cash equivalents              48,111      (25,068)

Cash and cash equivalents at beginning of period                   6,862       93,105
                                                                --------     --------

Cash and cash equivalents at end of period                       $54,973      $68,037
                                                                ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                           $21,694      $23,104
  Income taxes                                                  ($15,400)      $4,380
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                  ($4,378)      $7,220

See Notes to Financial Statements.

                        ENTERGY ARKANSAS, INC.
                           BALANCE SHEETS
                               ASSETS
                March 31, 2000 and December 31, 1999
                             (Unaudited)

                                                                          2000             1999
                                                                              (In Thousands)

                        CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                    $6,642          $6,862
  Temporary cash investments - at cost,
    which approximates market                                             48,331               -
                                                                      ----------      ----------
        Total cash and cash equivalents                                   54,973           6,862
                                                                      ----------      ----------
Accounts receivable:
  Customer                                                                59,709          73,357
  Allowance for doubtful accounts                                         (1,768)         (1,768)
  Associated companies                                                    57,654          27,073
  Other                                                                    6,582           5,583
  Accrued unbilled revenues                                               49,202          53,600
                                                                      ----------      ----------
    Total receivables                                                    171,379         157,845
                                                                      ----------      ----------
Deferred fuel costs                                                       52,427          41,620
Fuel inventory - at average cost                                          43,244          24,485
Materials and supplies - at average cost                                  89,506          85,612
Deferred nuclear refueling outage costs                                   21,718          28,119
Prepayments and other                                                      9,115           6,480
                                                                      ----------      ----------
TOTAL                                                                    442,362         351,023
                                                                      ----------      ----------

                OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                            11,215          11,215
Decommissioning trust funds                                              343,082         344,011
Non-utility property - at cost (less accumulated depreciation)             1,462           1,463
Other - at cost (less accumulated depreciation)                            3,033           3,033
                                                                      ----------      ----------
TOTAL                                                                    358,792         359,722
                                                                      ----------      ----------

                         UTILITY PLANT
Electric                                                               4,873,306       4,854,433
Property under capital lease                                              43,983          44,471
Construction work in progress                                            316,859         267,091
Nuclear fuel under capital lease                                          77,021          85,725
Nuclear fuel                                                               8,767           9,449
                                                                      ----------      ----------
TOTAL UTILITY PLANT                                                    5,319,936       5,261,169
Less - accumulated depreciation and amortization                       2,443,639       2,401,021
                                                                      ----------      ----------
UTILITY PLANT - NET                                                    2,876,297       2,860,148
                                                                      ----------      ----------

               DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                        185,841         192,344
  Unamortized loss on reacquired debt                                     47,247          48,193
  Other regulatory assets                                                116,059         106,959
Other                                                                     11,871          14,125
                                                                      ----------      ----------
TOTAL                                                                    361,018         361,621
                                                                      ----------      ----------

TOTAL ASSETS                                                          $4,038,469      $3,932,514
                                                                      ==========      ==========
See Notes to Financial Statements.

                            ENTERGY ARKANSAS, INC.
                                BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     March 31, 2000 and December 31, 1999
                                 (Unaudited)

                                                               2000           1999
                                                                  (In Thousands)

                 CURRENT LIABILITIES
Currently maturing long-term debt                                 $220           $220
Notes payable                                                      667            667
Accounts payable
  Associated companies                                          38,608         81,958
  Other                                                         87,487        102,959
Customer deposits                                               27,120         26,320
Taxes accrued                                                   79,849         38,532
Accumulated deferred income taxes                               44,674         38,649
Interest accrued                                                23,925         22,378
Co-owner advances                                               12,077         15,338
Obligations under capital leases                                55,207         55,150
Other                                                           17,219         11,598
                                                            ----------     ----------
TOTAL                                                          387,053        393,769
                                                            ----------     ----------

        DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                              706,039        713,622
Accumulated deferred investment tax credits                     93,573         94,852
Obligations under capital leases                                65,798         75,045
Other regulatory liabilities                                    84,184         88,563
Transition to competition                                      111,066        109,933
Accumulated provisions                                          41,911         43,288
Other                                                           51,038         51,080
                                                            ----------     ----------
TOTAL                                                        1,153,609      1,176,383
                                                            ----------     ----------

Long-term debt                                               1,232,876      1,130,801
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures              60,000         60,000

                 SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                           116,350        116,350
Common stock, $0.01  par value, authorized 325,000,000
  shares; issued and outstanding 46,980,196 shares in
  2000 and 1999                                                    470            470
Paid-in capital                                                591,127        591,127
Retained earnings                                              496,984        463,614
                                                            ----------     ----------
TOTAL                                                        1,204,931      1,171,561
                                                            ----------     ----------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $4,038,469     $3,932,514
                                                            ==========     ==========
See Notes to Financial Statements.


                        ENTERGY ARKANSAS, INC.
                      SELECTED OPERATING RESULTS
           For the Three Months Ended March 31, 2000 and 1999
                             (Unaudited)

                                                       Increase/
          Description             2000       1999     (Decrease)         %
                                     (In Millions)
Electric Operating Revenues:
  Residential                    $ 117.7    $ 116.7        $  1.0       1
  Commercial                        62.1       59.6           2.5       4
  Industrial                        73.7       70.7           3.0       4
  Governmental                       3.2        3.3          (0.1)     (3)
                                 --------------------------------
    Total retail                   256.7      250.3           6.4       3
  Sales for resale
     Associated companies           45.2       29.5          15.7      53
     Non-associated companies       41.9       36.5           5.4      15
  Other                              3.1       (4.3)          7.4     172
                                 --------------------------------
    Total                        $ 346.9    $ 312.0       $  34.9      11
                                 ================================
Billed Electric Energy
 Sales (GWH):
  Residential                      1,550      1,556            (6)      -
  Commercial                       1,075      1,060            15       1
  Industrial                       1,652      1,607            45       3
  Governmental                        54         55            (1)     (2)
                                 --------------------------------
    Total retail                   4,331      4,278            53       1
  Sales for resale
     Associated companies          1,681      1,536           145       9
     Non-associated companies      1,149        821           328      40
                                 --------------------------------
    Total                          7,161      6,635           526       8
                                 ================================

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income decreased slightly for the first quarter of 2000 primarily due to an adjustment of the deferred fuel balance to reflect regulatory actions in the first quarter of 2000. This decrease was largely offset by increased base revenues and decreased other operation and maintenance expenses, depreciation and amortization expenses, and interest expense.

Revenues and Sales

Electric operating revenues

     The changes in electric operating revenues for the first quarter of 2000 are as follows:

                                               First Quarter
             Description                   Increase/(Decrease)
                                               (In Millions)

Base revenues                                        $8.4
Fuel cost recovery                                   51.1
Sales volume/weather                                  6.9
Other revenue (including unbilled)                   (1.8)
Sales for resale                                      2.4
                                                    -----
   Total                                            $67.0
                                                    =====


Base revenues

     Base  revenues increased for the first quarter of 2000 primarily
due  to  the  elimination and expiration of   1999  Texas  base  rate
refunds.

Fuel cost recovery

     Fuel cost recovery revenues do not affect net income because they are an increase to revenues that is offset by specific incurred fuel costs.

     Fuel cost recovery revenues increased for the first quarter of 2000 due to higher fuel factors that became effective in March and September 1999 and a fuel surcharge implemented in January 2000 in the Texas jurisdiction. Fuel cost recovery revenues also increased due to higher fuel and purchased power costs in the Louisiana jurisdiction due to increased market prices.

Sales volume/weather

     Sales volume increased for the first quarter of 2000 due to more favorable weather, primarily in the Louisiana jurisdiction, as well
as   increased  usage  primarily  by  industrial  customers  in  both
Louisiana and Texas.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Steam operating revenues

     Steam operating revenues decreased for the first quarter of 2000 due to a new lease arrangement for Louisiana Station 1 that began in June 1999. Under the terms of this new lease, revenues and expenses are now classified as other income rather than steam operating revenues and other operation and maintenance expenses, respectively, which were the previous classifications.

Expenses

Fuel and purchased power expenses

     Fuel and purchased power expenses increased for the first quarter of 2000 due to:

     o an adjustment of the Texas jurisdiction deferred fuel balance as a result of the fuel reconciliation settlement with the PUCT;
     o a shift from lower-priced coal and nuclear fuel to higher-priced gas and purchased power due to scheduled outages at Nelson 6 and River Bend in the first quarter of 2000; and
     o higher market prices for gas and purchased power.

Other operation and maintenance

     Other operation and maintenance expenses decreased for the first quarter of 2000 primarily due to:

     o a larger nuclear insurance refund in 2000 compared to 1999;
     o decreased environmental reserves in the distribution business;
       and
     o lower incentive compensation accruals in 2000 compared to 1999.

     These decreases were partially offset by higher customer service expenses, such as tree-trimming.

Depreciation and amortization

     Depreciation and amortization decreased for the first quarter of 2000 primarily due to reduced River Bend depreciation expense as a result of the write-down of the River Bend abeyed plant required by the Texas rate settlement in June 1999.

Other

Interest charges

      Interest charges decreased for the first quarter of 2000 primarily due to the retirement and refinancing of certain long-term debt in 1999.

Income taxes

     The effective income tax rates for the first quarter of 2000 and 1999 were 47.0% and 49.5%, respectively.


                          ENTERGY GULF STATES, INC.
                             INCOME STATEMENTS
             For the Three Months Ended March 31, 2000 and 1999
                                (Unaudited)

                                                               2000        1999
                                                                 (In Thousands)

                   OPERATING REVENUES
Domestic electric                                             $470,817    $403,806
Natural gas                                                     12,414      11,717
Steam products                                                       -       8,296
                                                              --------    --------
TOTAL                                                          483,231     423,819
                                                              --------    --------

                   OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                  191,550     138,574
   Purchased power                                              72,135      45,593
   Nuclear refueling outage expenses                             5,493       2,678
   Other operation and maintenance                              95,121      99,555
Decommissioning                                                  1,568       3,280
Taxes other than income taxes                                   26,854      29,725
Depreciation and amortization                                   46,818      50,507
Other regulatory credits - net                                  (8,145)     (9,395)
Amortization of rate deferrals                                   1,402       2,270
                                                              --------    --------
TOTAL                                                          432,796     362,787
                                                              --------    --------

OPERATING INCOME                                                50,435      61,032
                                                              --------    --------

                      OTHER INCOME
Allowance for equity funds used during construction              1,741       1,226
Gain on sale of assets                                             515         447
Miscellaneous - net                                              1,635         597
                                                              --------    --------
TOTAL                                                            3,891       2,270
                                                              --------    --------

               INTEREST AND OTHER CHARGES
Interest on long-term debt                                      32,375      35,240
Other interest - net                                             1,404         685
Distributions on preferred securities of subsidiary              1,859       1,859
Allowance for borrowed funds used during construction           (1,609)     (1,109)
                                                              --------    --------
TOTAL                                                           34,029      36,675
                                                              --------    --------

INCOME BEFORE INCOME TAXES                                      20,297      26,627

Income taxes                                                     9,540      13,190
                                                              --------    --------

NET INCOME                                                      10,757      13,437

Preferred dividend requirements and other                        4,144       4,552
                                                              --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                    $6,613      $8,885
                                                              ========    ========
See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                        STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 2000 and 1999
                              (Unaudited)

                                                                 2000        1999
                                                                   (In Thousands)

                 OPERATING ACTIVITIES
Net income                                                       $10,757     $13,437
Noncash items included in net income:
  Amortization of rate deferrals                                   1,402       2,270
  Reserve for regulatory adjustments                                 333      (2,265)
  Other regulatory credits - net                                  (8,145)     (9,395)
  Depreciation, amortization, and decommissioning                 48,386      53,787
  Deferred income taxes and investment tax credits               (19,306)      2,120
  Allowance for equity funds used during construction             (1,741)     (1,226)
  Gain on sale of assets                                            (515)       (447)
Changes in working capital:
  Receivables                                                          6     (30,932)
  Fuel inventory                                                  (8,561)    (10,679)
  Accounts payable                                                21,661      12,849
  Taxes accrued                                                   (9,828)     11,695
  Interest accrued                                                (7,242)      6,845
  Deferred fuel costs                                             37,296      20,845
  Other working capital accounts                                  10,624       4,905
Provision for estimated losses and reserves                       (1,110)      1,833
Changes in other regulatory assets                                (6,470)     (5,395)
Other                                                             13,908       4,093
                                                                --------    --------
Net cash flow provided by operating activities                    81,455      74,340
                                                                --------    --------

                 INVESTING ACTIVITIES
Construction expenditures                                        (50,130)    (36,070)
Allowance for equity funds used during construction                1,741       1,226
Nuclear fuel purchases                                           (33,304)    (11,030)
Proceeds from sale/leaseback of nuclear fuel                      13,797      11,030
Decommissioning trust contributions and realized
    change in trust assets                                        (2,608)     (2,605)
                                                                --------    --------
Net cash flow used in investing activities                       (70,504)    (37,449)
                                                                --------    --------

                 FINANCING ACTIVITIES
Proceeds from issuance of:
  Long Term Debt                                                       -      21,775
Retirement of:
  Long Term Debt                                                       -     (47,095)
  Redemption of preferred stock                                   (2,493)    (24,731)
Dividends paid:
  Common stock                                                    (3,400)          -
  Preferred stock                                                 (4,109)     (4,643)
                                                                --------    --------
Net cash flow used in financing activities                       (10,002)    (54,694)
                                                                --------    --------

Net increase (decrease) in cash and cash equivalents                 949     (17,803)

Cash and cash equivalents at beginning of period                  32,312     115,736
                                                                --------    --------

Cash and cash equivalents at end of period                       $33,261     $97,933
                                                                ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                           $41,483     $29,039
  Income taxes                                                   $33,835     ($2,674)
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                  ($2,826)     $5,846

See Notes to Financial Statements.


                          ENTERGY GULF STATES, INC.
                              BALANCE SHEETS
                                  ASSETS
                   March 31, 2000 and December 31, 1999
                                (Unaudited)

                                                                2000           1999
                                                                    (In Thousands)

                     CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                            $8,987         $8,607
  Temporary cash investments - at cost,
    which approximates market                                     24,274         23,705
                                                              ----------     ----------
        Total cash and cash equivalents                           33,261         32,312
                                                              ----------     ----------
Accounts receivable:
  Customer                                                        72,348         73,215
  Allowance for doubtful accounts                                 (1,828)        (1,828)
  Associated companies                                             3,892          1,706
  Other                                                           18,252         15,030
  Accrued unbilled revenues                                       85,849         90,396
                                                              ----------     ----------
    Total receivables                                            178,513        178,519
                                                              ----------     ----------
Deferred fuel costs                                               97,162        134,458
Fuel inventory - at average cost                                  46,832         38,271
Materials and supplies - at average cost                         109,396        112,585
Rate deferrals                                                     5,606          5,606
Prepayments and other                                             16,899         21,750
                                                              ----------     ----------
TOTAL                                                            487,669        523,501
                                                              ----------     ----------

             OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                      234,459        234,677
Non-utility property - at cost (less accumulated depreciation)   190,501        187,759
Other - at cost (less accumulated depreciation)                   14,447         13,681
                                                              ----------     ----------
TOTAL                                                            439,407        436,117
                                                              ----------     ----------

                      UTILITY PLANT
Electric                                                       7,398,592      7,365,407
Property under capital lease                                      44,165         46,210
Natural gas                                                       53,141         52,473
Construction work in progress                                    154,163        145,492
Nuclear fuel under capital lease                                  75,706         70,801
Nuclear fuel                                                      19,512              -
                                                              ----------     ----------
TOTAL UTILITY PLANT                                            7,745,279      7,680,383
Less - accumulated depreciation and amortization               3,579,636      3,534,473
                                                              ----------     ----------
UTILITY PLANT - NET                                            4,165,643      4,145,910
                                                              ----------     ----------

            DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Rate deferrals                                                   4,205          5,606
  SFAS 109 regulatory asset - net                                386,954        385,405
  Unamortized loss on reacquired debt                             40,589         40,576
  Other regulatory assets                                        145,078        140,157
Long-term receivables                                             31,625         32,260
Other                                                             17,800         23,490
                                                              ----------     ----------
TOTAL                                                            626,251        627,494
                                                              ----------     ----------

TOTAL ASSETS                                                  $5,718,970     $5,733,022
                                                              ==========     ==========
See Notes to Financial Statements.


                        ENTERGY GULF STATES, INC.
                            BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  March 31, 2000 and December 31, 1999
                              (Unaudited)

                                                                2000           1999
                                                                  (In Thousands)

                  CURRENT LIABILITIES
Accounts payable:
  Associated companies                                           $88,837       $79,962
  Other                                                          127,230       114,444
Customer deposits                                                 35,385        33,360
Taxes accrued                                                     91,971       101,798
Accumulated deferred income taxes                                 13,665        27,960
Nuclear refueling outage costs                                     9,246        11,216
Interest accrued                                                  21,329        28,570
Obligations under capital leases                                  51,816        51,973
Other                                                             17,057        14,557
                                                              ----------    ----------
TOTAL                                                            456,536       463,840
                                                              ----------    ----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                              1,098,625     1,098,882
Accumulated deferred investment tax credits                      175,639       178,500
Obligations under capital leases                                  68,056        65,038
Other regulatory liabilities                                      17,980        20,089
Decommissioning                                                  139,760       139,194
Transition to competition                                         53,421        47,101
Regulatory reserves                                              110,869       110,536
Accumulated provisions                                            68,285        69,395
Other                                                            106,314       117,804
                                                              ----------    ----------
TOTAL                                                          1,838,949     1,846,539
                                                              ----------    ----------

Long-term debt                                                 1,631,639     1,631,581
Preferred stock with sinking fund                                 34,650        34,650
Preference stock                                                 150,000       150,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                85,000        85,000

                  SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                              48,951        51,444
Common stock, no par value, authorized 200,000,000
  shares; issued and outstanding 100 shares in 2000 and
  and 1999                                                       114,055       114,055
Paid-in capital                                                1,153,195     1,153,131
Retained earnings                                                205,995       202,782
                                                              ----------    ----------
TOTAL                                                          1,522,196     1,521,412
                                                              ----------    ----------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $5,718,970    $5,733,022
                                                              ==========    ==========
See Notes to Financial Statements.


                        ENTERGY GULF STATES, INC.
                       SELECTED OPERATING RESULTS
            For the Three Months Ended March 31, 2000 and 1999
                               (Unaudited)

                                                       Increase/
          Description             2000        1999    (Decrease)       %
                                     (In Millions)
Electric Department Operating
Revenues:
  Residential                     $ 137.9    $ 116.2      $ 21.7     19
  Commercial                        108.3       91.5        16.8     18
  Industrial                        184.5      156.2        28.3     18
  Governmental                        7.7        6.5         1.2     18
                                  ------------------------------
    Total retail                    438.4      370.4        68.0     18
  Sales for resale
     Associated companies             6.5        3.8         2.7     71
     Non-associated companies        20.4       20.7        (0.3)    (1)
  Other                               5.5        8.9        (3.4)   (38)
                                  ------------------------------
    Total Electric Department     $ 470.8    $ 403.8      $ 67.0     17
                                  ==============================

Billed Electric Energy
 Sales (GWH):
  Residential                       1,833      1,803          30      2
  Commercial                        1,642      1,600          42      3
  Industrial                        4,370      4,114         256      6
  Governmental                        105        100           5      5
                                  ------------------------------
    Total retail                    7,950      7,617         333      4
  Sales for resale
     Associated companies             188        153          35     23
     Non-associated companies         799        985        (186)   (19)
                                  ------------------------------
    Total Electric Department       8,937      8,755         182      2
                                  ==============================

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income decreased for the first quarter of 2000 primarily due to an increase in provisions for rate refunds, partially offset by decreases in nuclear refueling outage expenses, other operation and maintenance expenses, and interest charges.

Revenues and Sales

     The changes in electric operating revenues for the first quarter of 2000 are as follows:

                                            First Quarter
             Description                Increase/(Decrease)
                                            (In Millions)

Base revenues                                   ($29.5)
Fuel cost recovery                                21.4
Sales volume/weather                               8.6
Other revenue (including unbilled)                (4.2)
Sales for resale                                  (1.6)
                                                 -----
   Total                                         ($5.3)
                                                 =====

Base revenues

      Base revenues decreased primarily due to accruals for potential rate refunds.

Fuel cost recovery

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that is offset by specific incurred fuel costs.

      Fuel cost recovery revenues increased for the first quarter of 2000 as a result of higher fuel and purchased power expenses primarily due to the increased market price of natural gas.

Sales volume/weather

      Sales volume increased for the first quarter of 2000 primarily due to increased usage by industrial and residential customers.

Other revenue (including unbilled)

      Other revenue decreased for the first quarter of 2000 primarily due to electric property rent received in 1999 as a result of increased pole usage fees.

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Expenses

Fuel and purchased power expenses

      Net fuel and purchased power expenses increased for the first quarter of 2000 primarily due to increased market prices of natural gas and increased nuclear generation. This was partially offset by a decrease in purchased power expenses as a result of the nuclear refueling outage in February 1999.

Nuclear refueling outage expenses

      Nuclear refueling outage expenses decreased for the first quarter of 2000 as a result of the amortization of larger outage expenses in 1999 due to the extended nuclear refueling outage in 1997. The costs incurred by the nuclear refueling outages are amortized over the period between scheduled outages, typically eighteen months.

Other operation and maintenance

      Other operation and maintenance expenses decreased for the first quarter in 2000 primarily due to:

     o a larger nuclear insurance refund in 2000 compared to 1999; and
     o lower incentive compensation accruals in 2000 compared to 1999.

Other

Interest charges

      Interest on long-term debt decreased for the first quarter of 2000 primarily due to the redemption, retirement, and refinancing of certain long-term debt during 1999.

Income taxes

     The effective income tax rates for the first quarter of 2000 and 1999 were 45.3% and 42.8%, respectively.

                        ENTERGY LOUISIANA, INC.
                           INCOME STATEMENTS
           For the Three Months Ended March 31, 2000 and 1999
                              (Unaudited)

                                                             2000         1999
                                                              (In Thousands)

                 OPERATING REVENUES
Domestic electric                                          $346,820    $352,135
                                                           --------    --------
                 OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                83,191      58,225
   Purchased power                                           88,875      92,463
   Nuclear refueling outage expenses                          3,410       5,436
   Other operation and maintenance                           63,075      67,803
Decommissioning                                               2,606       2,196
Taxes other than income taxes                                16,763      18,244
Depreciation and amortization                                42,147      41,779
Other regulatory charges - net                                  240           -
                                                           --------    --------
TOTAL                                                       300,307     286,146
                                                           --------    --------

OPERATING INCOME                                             46,513      65,989
                                                           --------    --------

                    OTHER INCOME
Allowance for equity funds used during construction             683         761
Miscellaneous - net                                             108         (42)
                                                           --------    --------
TOTAL                                                           791         719
                                                           --------    --------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                   24,163      27,054
Other interest - net                                          2,050       1,171
Distributions on preferred securities of subsidiary           1,575       1,575
Allowance for borrowed funds used during construction          (957)       (651)
                                                           --------    --------
TOTAL                                                        26,831      29,149
                                                           --------    --------

INCOME BEFORE INCOME TAXES                                   20,473      37,559

Income taxes                                                  9,282      16,072
                                                           --------    --------

NET INCOME                                                   11,191      21,487

Preferred dividend requirements and other                     2,378       2,670
                                                           --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                                 $8,813     $18,817
                                                           ========    ========
See Notes to Financial Statements.


                       ENTERGY LOUISIANA, INC.
                      STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 2000 and 1999
                             (Unaudited)

                                                                    2000        1999
                                                                     (In Thousands)

                 OPERATING ACTIVITIES
Net income                                                         $11,191      $21,487
Noncash items included in net income:
  Other regulatory charges - net                                       240            -
  Depreciation, amortization, and decommissioning                   44,753       43,976
  Deferred income taxes and investment tax credits                 (12,187)       4,899
  Allowance for equity funds used during construction                 (683)        (761)
Changes in working capital:
  Receivables                                                       15,211       41,368
  Fuel inventory                                                         -         (489)
  Accounts payable                                                 (65,581)     (18,292)
  Taxes accrued                                                     23,218       21,369
  Interest accrued                                                      57      (32,185)
  Deferred fuel costs                                                  (94)      (7,464)
  Other working capital accounts                                    17,637      (10,502)
Provision for estimated losses and reserves                            381         (945)
Changes in other regulatory assets                                   5,249       11,040
Other                                                               (5,513)     (17,150)
                                                                  --------     --------
Net cash flow provided by operating activities                      33,879       56,351
                                                                  --------     --------

                 INVESTING ACTIVITIES
Construction expenditures                                          (30,345)     (20,124)
Allowance for equity funds used during construction                    683          761
Nuclear fuel purchases                                                   -      (11,308)
Proceeds from sale/leaseback of nuclear fuel                             -       11,308
Decommissioning trust contributions and realized
    change in trust assets                                            (776)      (2,811)
                                                                  --------     --------
Net cash flow used in investing activities                         (30,438)     (22,174)
                                                                  --------     --------

                 FINANCING ACTIVITIES
Proceeds from issuance of:
  Long Term Debt                                                         -       74,691
Retirement of:
  Long Term Debt                                                  (100,000)      (6,547)
  Redemption of preferred stock                                          -      (50,000)
Advances from Parent                                               100,000            -
Dividends paid:
  Preferred stock                                                   (2,378)      (3,253)
                                                                  --------     --------
Net cash flow provided by (used in) financing activities            (2,378)      14,891
                                                                  --------     --------

Net increase in cash and cash equivalents                            1,063       49,068

Cash and cash equivalents at beginning of period                     7,734       83,030
                                                                  --------     --------

Cash and cash equivalents at end of period                          $8,797     $132,098
                                                                  ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                             $25,456      $60,646
  Income taxes                                                      $9,900       $4,301
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                    ($1,499)      $1,182

See Notes to Financial Statements.



                         ENTERGY LOUISIANA, INC.
                              BALANCE SHEETS
                                  ASSETS
                   March 31, 2000 and December 31, 1999
                               (Unaudited)

                                                                       2000           1999
                                                                         (In Thousands)

                        CURRENT ASSETS
Cash and cash equivalents                                              $8,797        $7,734
Notes Receivable                                                        1,503             3
Accounts receivable:
  Customer                                                             74,562        79,335
  Allowance for doubtful accounts                                      (1,615)       (1,615)
  Associated companies                                                 13,740        14,601
  Other                                                                12,085        10,762
  Accrued unbilled revenues                                            95,300       106,200
                                                                   ----------    ----------
    Total receivables                                                 194,072       209,283
                                                                   ----------    ----------
Deferred fuel costs                                                     2,256         2,161
Accumulated deferred income taxes                                      13,770        12,520
Materials and supplies - at average cost                               84,765        84,027
Deferred nuclear refueling outage costs                                 7,934        11,336
Prepayments and other                                                  13,592         6,011
                                                                   ----------    ----------
TOTAL                                                                 326,689       333,075
                                                                   ----------    ----------

                OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                         14,230        14,230
Decommissioning trust funds                                           100,220       100,943
Non-utility property - at cost (less accumulated depreciation)         22,156        21,433
                                                                   ----------    ----------
TOTAL                                                                 136,606       136,606
                                                                   ----------    ----------

                        UTILITY PLANT
Electric                                                            5,192,795     5,178,808
Property under capital lease                                          236,272       236,271
Construction work in progress                                         122,808       108,106
Nuclear fuel under capital lease                                       44,771        51,930
                                                                   ----------    ----------
TOTAL UTILITY PLANT                                                 5,596,646     5,575,115
Less - accumulated depreciation and amortization                    2,336,112     2,294,394
                                                                   ----------    ----------
UTILITY PLANT - NET                                                 3,260,534     3,280,721
                                                                   ----------    ----------

               DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                     225,408       230,899
  Unamortized loss on reacquired debt                                  36,963        35,856
  Other regulatory assets                                              50,433        50,191
Other                                                                  14,160        17,302
                                                                   ----------    ----------
TOTAL                                                                 326,964       334,248
                                                                   ----------    ----------

TOTAL ASSETS                                                       $4,050,793    $4,084,650
                                                                   ==========    ==========
See Notes to Financial Statements.


                         ENTERGY LOUISIANA, INC.
                            BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  March 31, 2000 and December 31, 1999
                              (Unaudited)

                                                                       2000           1999
                                                                         (In Thousands)

                     CURRENT LIABILITIES
Currently maturing long-term debt                                     $16,388       $116,388
Accounts payable:
  Associated companies                                                 83,155        137,869
  Other                                                                79,901         90,768
Customer deposits                                                      62,127         61,096
Taxes accrued                                                          49,080         25,863
Interest accrued                                                       20,293         20,236
Obligations under capital leases                                       28,387         28,387
Other                                                                  82,761         59,737
                                                                   ----------     ----------
TOTAL                                                                 422,092        540,344
                                                                   ----------     ----------

           DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                     777,548        792,290
Accumulated deferred investment tax credits                           121,775        123,155
Obligations under capital leases                                       16,384         23,543
Other regulatory liabilities                                           13,922         15,421
Accumulated provisions                                                 58,468         58,087
Other                                                                  34,461         34,564
                                                                   ----------     ----------
TOTAL                                                               1,022,558      1,047,060
                                                                   ----------     ----------

Long-term debt                                                      1,245,547      1,145,463
Preferred stock with sinking fund                                      35,000         35,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                     70,000         70,000

                    SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                  100,500        100,500
Common stock, no par value, authorized 250,000,000
  shares; issued and outstanding 165,173,180 shares in 2000
  and 1999                                                          1,088,900      1,088,900
Capital stock expense and other                                        (2,171)        (2,171)
Retained earnings                                                      68,367         59,554
                                                                   ----------     ----------
TOTAL                                                               1,255,596      1,246,783
                                                                   ----------     ----------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $4,050,793     $4,084,650
                                                                   ==========     ==========
See Notes to Financial Statements.

                         ENTERGY LOUISIANA, INC.
                       SELECTED OPERATING RESULTS
          For the Three Months Ended March 31, 2000 and 1999
                              (Unaudited)

                                                    Increase/
         Description             2000      1999    (Decrease)       %
                                   (In Millions)
Electric Operating Revenues:
  Residential                   $ 119.1   $ 112.2       $ 6.9        6
  Commercial                       83.3      79.2         4.1        5
  Industrial                      152.7     138.3        14.4       10
  Governmental                      7.9       7.7         0.2        3
                                -----------------------------
    Total retail                  363.0     337.4        25.6        8
  Sales for resale
     Associated companies           0.5       2.5        (2.0)     (80)
     Non-associated companies      11.6      11.2         0.4        4
  Other                           (28.3)      1.0       (29.3)  (2,930)
                                -----------------------------
    Total                       $ 346.8   $ 352.1       ($5.3)      (2)
                                =============================
Billed Electric Energy
 Sales (GWH):
  Residential                     1,733     1,690          43        3
  Commercial                      1,148     1,131          17        2
  Industrial                      3,762     3,626         136        4
  Governmental                      113       116          (3)      (3)
                                -----------------------------
    Total retail                  6,756     6,563         193        3
  Sales for resale
     Associated companies            13        98         (85)     (87)
     Non-associated companies       203       244         (41)     (17)
                                -----------------------------
    Total                         6,972     6,905          67        1
                                =============================

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income increased for the first quarter of 2000 primarily due to an increase in unbilled revenues and other income, partially offset by increased base rate reductions and higher other operation and maintenance expenses.

Revenues and Sales

     The changes in electric operating revenues for the first quarter of 2000 are as follows:

                                          First Quarter
            Description                Increase/(Decrease)
                                          (In Millions)

Base revenues                                  ($3.3)
Grand Gulf rate rider                            0.6
Fuel cost recovery                              11.1
Sales volume/weather                             1.1
Other revenue (including unbilled)               6.8
Sales for resale                               (16.0)
                                               -----
   Total                                        $0.3
                                               =====


Base revenues

      Base revenues decreased for the first quarter of 2000 primarily due to a base rate reduction that became effective in May 1999.

Fuel cost recovery

     Fuel cost recovery revenues do not affect net income because they are an increase to revenues that is offset by specific incurred fuel costs.

      Fuel cost recovery revenues increased for the first quarter of 2000 primarily due to an increase in the energy cost recovery rate effective January 2000.

Other revenue (including unbilled)

      Other revenue increased for the first quarter of 2000 primarily due to the effect of favorable weather on the unbilled revenue calculation in 2000.

Sales for resale

      Sales for resale decreased for the first quarter of 2000 primarily due to a decrease in sales to associated companies as a result of decreased oil generation due to plant outages at Entergy Mississippi in early 2000.

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Expenses

Fuel and purchased power expenses

      Fuel and purchased power expenses decreased for the first quarter of 2000 primarily due to the displacement of oil generation by less expensive gas generation in the first quarter of 2000. The decrease was partially offset by a shift to higher-priced purchased power as a result of plant outages.

Other operation and maintenance

     Other operation and maintenance expenses increased for the first quarter of 2000 primarily due to:

     o an increase in employee pension and benefits expense;
     o an increase in property insurance expense; and
     o an increase in plant maintenance.

      The overall increase is partially offset by a decrease in general and administrative salaries.

Other regulatory credits

     Other regulatory credits decreased for the first quarter of 2000 primarily due to a decrease in the deferral of Grand Gulf 1 expenses.

Other

Other Income

      The increase in other income is primarily due to an increase in AFUDC and an increase in the interest income received from the deferral of Grand Gulf 1 expenses.

Income taxes

     The effective income tax rates for the first quarter of 2000 and 1999 were 27.3% and 29.4%, respectively.

                        ENTERGY MISSISSIPPI, INC.
                           INCOME STATEMENTS
         For the Three Months Ended March 31, 2000 and 1999
                             (Unaudited)

                                                          2000       1999
                                                           (In Thousands)

                 OPERATING REVENUES
Domestic electric                                       $182,775   $182,443
                                                        --------   --------
                 OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                             44,287     59,434
   Purchased power                                        76,828     68,466
   Other operation and maintenance                        35,623     31,119
Taxes other than income taxes                             10,176     10,701
Depreciation and amortization                             11,725     11,516
Other regulatory credits - net                            (9,078)   (11,013)
                                                        --------   --------
TOTAL                                                    169,561    170,223
                                                        --------   --------

OPERATING INCOME                                          13,214     12,220
                                                        --------   --------

                    OTHER INCOME
Allowance for equity funds used during construction          637        143
Miscellaneous - net                                        2,030      1,619
                                                        --------   --------
TOTAL                                                      2,667      1,762
                                                        --------   --------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                 9,454      9,222
Other interest - net                                       1,020        844
Allowance for borrowed funds used during                    (504)      (355)
construction
                                                        --------   --------
TOTAL                                                      9,970      9,711
                                                        --------   --------

INCOME BEFORE INCOME TAXES                                 5,911      4,271

Income taxes                                               1,616      1,256
                                                        --------   --------

NET INCOME                                                 4,295      3,015

Preferred dividend requirements and other                    842        842
                                                        --------   --------

EARNINGS APPLICABLE TO
COMMON STOCK                                              $3,453     $2,173
                                                        ========   ========
See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                        STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 2000 and 1999
                              (Unaudited)

                                                                   2000        1999
                                                                    (In Thousands)

                OPERATING ACTIVITIES
Net income                                                        $4,295       $3,015
Noncash items included in net income:
  Other regulatory credits - net                                  (9,078)     (11,013)
  Depreciation and amortization                                   11,725       11,516
  Deferred income taxes and investment tax credits                 3,731        7,686
  Allowance for equity funds used during construction               (637)        (143)
Changes in working capital:
  Receivables                                                     (5,521)      21,172
  Fuel inventory                                                     786         (308)
  Accounts payable                                               (54,785)     (13,471)
  Taxes accrued                                                  (27,128)      (2,002)
  Interest accrued                                                 2,528         (934)
  Deferred fuel costs                                              1,675       10,735
  Other working capital accounts                                     572         (904)
Provision for estimated losses and reserves                         (473)        (132)
Changes in other regulatory assets                                (9,661)     (18,580)
Other                                                              9,741        9,327
                                                                --------     --------
Net cash flow provided by (used in) operating activities         (72,230)      15,964
                                                                --------     --------

                INVESTING ACTIVITIES
Construction expenditures                                        (26,337)     (15,366)
Allowance for equity funds used during construction                  637          143
                                                                --------     --------
Net cash flow used in investing activities                       (25,700)     (15,223)
                                                                --------     --------

                FINANCING ACTIVITIES
Proceeds from issuance of:
  Long Term Debt                                                 119,241            -
Dividends paid:
  Common stock                                                    (1,000)           -
  Preferred stock                                                   (842)        (842)
                                                                --------     --------
Net cash flow provided by (used in) financing activities         117,399         (842)
                                                                --------     --------

Net increase (decrease) in cash and cash equivalents              19,469         (101)

Cash and cash equivalents at beginning of period                   4,787        2,640
                                                                --------     --------

Cash and cash equivalents at end of period                       $24,256       $2,539
                                                                ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                            $7,317      $10,586
  Income taxes                                                    $4,664     ($23,711)

See Notes to Financial Statements.


                        ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                                  ASSETS
                   March 31, 2000 and December 31, 1999
                               (Unaudited)

                                                                           2000           1999
                                                                             (In Thousands)

                        CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                    $3,313         $4,787
  Temporary cash investments - at cost,
    which approximates market                                             20,943              -
                                                                      ----------     ----------
        Total cash and cash equivalents                                   24,256          4,787
                                                                      ----------     ----------
Accounts receivable:
  Customer                                                                28,451         35,675
  Allowance for doubtful accounts                                           (886)          (886)
  Associated companies                                                    16,579          1,370
  Other                                                                    2,327          2,391
  Accrued unbilled revenues                                               26,200         28,600
                                                                      ----------     ----------
    Total receivables                                                     72,671         67,150
                                                                      ----------     ----------
Deferred fuel costs                                                       46,264         47,939
Fuel inventory - at average cost                                           2,988          3,774
Materials and supplies - at average cost                                  15,589         17,068
Prepayments and other                                                      8,826          7,114
                                                                      ----------     ----------
TOTAL                                                                    170,594        147,832
                                                                      ----------     ----------

                OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                             5,531          5,531
Non-utility property - at cost (less accumulated depreciation)             6,933          6,965
                                                                      ----------     ----------
TOTAL                                                                     12,464         12,496
                                                                      ----------     ----------

                         UTILITY PLANT
Electric                                                               1,776,184      1,763,636
Property under capital lease                                                 361            384
Construction work in progress                                             81,733         66,789
                                                                      ----------     ----------
TOTAL UTILITY PLANT                                                    1,858,278      1,830,809
Less - accumulated depreciation and amortization                         721,099        709,543
                                                                      ----------     ----------
UTILITY PLANT - NET                                                    1,137,179      1,121,266
                                                                      ----------     ----------

               DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                         24,260         24,051
  Unamortized loss on reacquired debt                                     16,038         16,345
  Other regulatory assets                                                141,695        132,243
Other                                                                      5,743          5,784
                                                                      ----------     ----------
TOTAL                                                                    187,736        178,423
                                                                      ----------     ----------

TOTAL ASSETS                                                          $1,507,973     $1,460,017
                                                                      ==========     ==========
See Notes to Financial Statements.

                         ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    March 31, 2000 and December 31, 1999
                                (Unaudited)

                                                                2000           1999
                                                                   (In Thousands)

                 CURRENT LIABILITIES
Accounts payable:
  Associated companies                                         $35,218        $84,382
  Other                                                         26,848         32,470
Customer deposits                                               24,207         23,303
Taxes accrued                                                    8,840         35,968
Accumulated deferred income taxes                                  562            526
Interest accrued                                                12,566         10,038
Obligations under capital leases                                    97             95
Other                                                            2,040          2,137
                                                            ----------     ----------
TOTAL                                                          110,378        188,919
                                                            ----------     ----------

        DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                              302,894        298,477
Accumulated deferred investment tax credits                     20,533         20,908
Obligations under capital leases                                   265            290
Accumulated provisions                                           6,901          7,374
Other                                                            4,110          3,368
                                                            ----------     ----------
TOTAL                                                          334,703        330,417
                                                            ----------     ----------

Long-term debt                                                 584,223        464,466

                 SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                            50,381         50,381
Common stock, no par value, authorized 15,000,000
  shares; issued and outstanding 8,666,357 shares in
  2000 and 1999                                                199,326        199,326
Capital stock expense and other                                    (59)           (59)
Retained earnings                                              229,021        226,567
                                                            ----------     ----------
TOTAL                                                          478,669        476,215
                                                            ----------     ----------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $1,507,973     $1,460,017
                                                            ==========     ==========
See Notes to Financial Statements.


                        ENTERGY MISSISSIPPI, INC.
                       SELECTED OPERATING RESULTS
           For the Three Months Ended March 31, 2000 and 1999
                              (Unaudited)

                                                   Increase/
         Description            2000      1999    (Decrease)       %
                                  (In Millions)
Electric Operating Revenues:
  Residential                   $ 66.1    $ 62.3       $ 3.8      6
  Commercial                      59.5      55.2         4.3      8
  Industrial                      37.4      36.1         1.3      4
  Governmental                     5.8       5.7         0.1      2
                               -----------------------------
    Total retail                 168.8     159.3         9.5      6
  Sales for resale
     Associated companies          5.9      21.9       (16.0)   (73)
     Non-associated companies      6.8       6.8           -      -
  Other                            1.3      (5.5)        6.8    124
                               -----------------------------
    Total                      $ 182.8   $ 182.5       $ 0.3      -
                               =============================

Billed Electric Energy
 Sales (GWH):
  Residential                    1,023     1,004          19      2
  Commercial                       918       889          29      3
  Industrial                       743       755         (12)    (2)
  Governmental                      80        83          (3)    (4)
                               -----------------------------
    Total retail                 2,764     2,731          33      1
  Sales for resale
     Associated companies          125       977        (852)   (87)
     Non-associated companies       77       112         (35)   (31)
                               -----------------------------
    Total                        2,966     3,820        (854)   (22)
                               =============================

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income increased for the first quarter of 2000 primarily due to increased net gas revenue and decreased other operation and maintenance expenses.

Revenues and Sales

Electric operating revenues

     The changes in electric operating revenues for the first quarter of 2000 are as follows:

                                           First Quarter
           Description                  Increase/(Decrease)
                                           (In Millions)

Base revenues                                  ($0.1)
Fuel cost recovery                               6.9
Sales volume/weather                             0.1
Other revenue (including unbilled)               1.6
Sales for resale                                (2.3)
                                                ----
   Total                                        $6.2
                                                ====

Fuel cost recovery

      Fuel cost recovery revenues do not affect net income because they are an addition to revenues that is offset by specific incurred fuel costs.

      Fuel cost recovery revenues increased for the first quarter of 2000 primarily due to higher market prices for gas.

Sales for resale

      Sales for resale decreased for the first quarter of 2000 primarily due to decreased oil-fired generation as a result of increased market prices for oil.

Gas Operating Revenues

     Gas operating revenues increased for the first quarter of 2000 due to higher prices and increased usage primarily in the residential and commercial sectors.

Expenses

Fuel and purchased power expenses

      Net fuel and purchased power expenses increased for the first quarter of 2000 primarily due to increased gas market prices and increased gas purchased for resale due to more favorable weather in 2000.

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Other operation and maintenance

      Other operation and maintenance decreased for the first quarter of 2000 primarily due to lower incentive compensation accruals and lower environmental reserves in 2000 compared to 1999.

Other regulatory credits

     Other regulatory credits decreased for the first quarter of 2000 primarily due to an over-recovery of Grand Gulf 1-related costs in 2000 as opposed to an under-recovery in 1999.

Other

Income taxes

     The effective income tax rates for the first quarter of 2000 and 1999 were 52.2% and 27.5%, respectively. The increase in tax rate for the first quarter of 2000 was primarily due to the increase in pre-tax income affecting the impact of permanent differences and flow-through items. For the first quarter of 1999, Entergy New Orleans reported a pre-tax loss.

                        ENTERGY NEW ORLEANS, INC.
                           INCOME STATEMENTS
          For the Three Months Ended March 31, 2000 and 1999
                              (Unaudited)

                                                            2000        1999
                                                             (In Thousands)

                OPERATING REVENUES
Domestic electric                                         $86,259      $80,042
Natural gas                                                33,483       26,014
                                                         --------     --------
TOTAL                                                     119,742      106,056
                                                         --------     --------

                OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                              41,801       30,935
   Purchased power                                         35,111       36,452
   Other operation and maintenance                         16,851       22,980
Taxes other than income taxes                               9,512        7,618
Depreciation and amortization                               5,701        5,628
Other regulatory credits - net                             (1,602)      (4,449)
Amortization of rate deferrals                              5,996        6,143
                                                         --------     --------
TOTAL                                                     113,370      105,307
                                                         --------     --------

OPERATING INCOME                                            6,372          749
                                                         --------     --------

                   OTHER INCOME
Allowance for equity funds used during construction           325          206
Miscellaneous - net                                           598          413
                                                         --------     --------
TOTAL                                                         923          619
                                                         --------     --------

            INTEREST AND OTHER CHARGES
Interest on long-term debt                                  3,319        3,319
Other interest - net                                          416          322
Allowance for borrowed funds used during                     (238)        (155)
construction
                                                         --------     --------
TOTAL                                                       3,497        3,486
                                                         --------     --------

INCOME (LOSS) BEFORE INCOME TAXES                           3,798       (2,118)

Income taxes                                                1,981         (583)
                                                         --------     --------

NET INCOME (LOSS)                                           1,817       (1,535)

Preferred dividend requirements and other                     241          241
                                                         --------     --------

EARNINGS (LOSS) APPLICABLE TO
COMMON STOCK                                               $1,576      ($1,776)
                                                         ========     ========
See Notes to Financial Statements.

                       ENTERGY NEW ORLEANS, INC.
                       STATEMENTS OF CASH FLOWS
          For the Three Months Ended March 31, 2000 and 1999
                             (Unaudited)

                                                                2000          1999
                                                                 (In Thousands)

                OPERATING ACTIVITIES
Net income (loss)                                               $1,817       ($1,535)
Noncash items included in net income:
  Amortization of rate deferrals                                 5,996         6,143
  Other regulatory credits - net                                (1,602)       (4,449)
  Depreciation and amortization                                  5,701         5,628
  Deferred income taxes and investment tax credits              (3,501)          150
  Allowance for equity funds used during construction             (325)         (206)
Changes in working capital:
  Receivables                                                    8,720         5,375
  Fuel inventory                                                   828         1,411
  Accounts payable                                              (9,369)         (644)
  Taxes accrued                                                  5,095           568
  Interest accrued                                              (3,369)       (3,361)
  Deferred fuel costs                                            4,557        (1,567)
  Other working capital accounts                                (8,934)       (3,403)
Provision for estimated losses and reserves                       (579)         (431)
Changes in other regulatory assets                              (2,318)       (3,867)
Other                                                            1,775         3,925
                                                              --------      --------
Net cash flow provided by operating activities                   4,492         3,737
                                                              --------      --------

                INVESTING ACTIVITIES
Construction expenditures                                       (8,051)       (8,997)
Allowance for equity funds used during construction                325           206
                                                              --------      --------
Net cash flow used in investing activities                      (7,726)       (8,791)
                                                              --------      --------

                FINANCING ACTIVITIES
Dividends paid:
  Preferred stock                                                    -          (482)
                                                              --------      --------
Net cash flow used in financing activities                           -          (482)
                                                              --------      --------

Net decrease in cash and cash equivalents                       (3,234)       (5,536)

Cash and cash equivalents at beginning of period                 4,454        17,153
                                                              --------      --------

Cash and cash equivalents at end of period                      $1,220       $11,617
                                                              ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                          $7,014        $6,912
  Income taxes                                                    ($45)      ($5,944)

See Notes to Financial Statements.


                        ENTERGY NEW ORLEANS, INC.
                            BALANCE SHEETS
                                ASSETS
                  March 31, 2000 and December 31, 1999
                              (Unaudited)

                                                              2000           1999
                                                                (In Thousands)

                  CURRENT ASSETS
Cash and cash equivalents                                    $1,220        $4,454
Accounts receivable:
  Customer                                                   22,568        28,658
  Allowance for doubtful accounts                              (846)         (846)
  Associated companies                                          257           404
  Other                                                       5,911         6,225
  Accrued unbilled revenues                                  17,651        19,820
                                                           --------      --------
    Total receivables                                        45,541        54,261
                                                           --------      --------
Deferred fuel costs                                           9,926        14,483
Fuel inventory - at average cost                              2,465         3,293
Materials and supplies - at average cost                     10,391        10,127
Rate deferrals                                               21,843        24,788
Prepayments and other                                        11,281         2,528
                                                           --------      --------
TOTAL                                                       102,667       113,934
                                                           --------      --------

          OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                3,259         3,259
                                                           --------      --------

                  UTILITY PLANT
Electric                                                    543,248       541,525
Natural gas                                                 134,491       133,568
Construction work in progress                                34,786        29,780
                                                           --------      --------
TOTAL UTILITY PLANT                                         712,525       704,873
Less - accumulated depreciation and amortization            387,680       382,797
                                                           --------      --------
UTILITY PLANT - NET                                         324,845       322,076
                                                           --------      --------

         DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Rate deferrals                                              7,925        10,974
  Unamortized loss on reacquired debt                         1,134         1,187
  Other regulatory assets                                    35,357        33,039
Other                                                           833         1,277
                                                           --------      --------
TOTAL                                                        45,249        46,477
                                                           --------      --------

TOTAL ASSETS                                               $476,020      $485,746
                                                           ========      ========
See Notes to Financial Statements.

                        ENTERGY NEW ORLEANS, INC.
                            BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  March 31, 2000 and December 31, 1999
                              (Unaudited)

                                                                     2000           1999
                                                                         (In Thousands)

                    CURRENT LIABILITIES
Accounts payable:
  Associated companies                                                $22,731       $24,350
  Other                                                                20,511        28,261
Customer deposits                                                      18,092        17,830
Taxes accrued                                                           5,525           429
Accumulated deferred income taxes                                       8,017        10,863
Interest accrued                                                        1,587         4,956
Other                                                                   5,588         5,524
                                                                     --------      --------
TOTAL                                                                  82,051        92,213
                                                                     --------      --------

           DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                      42,434        43,878
Accumulated deferred investment tax credits                             6,249         6,378
SFAS 109 regulatory liability - net                                     8,545         7,528
Other regulatory liabilities                                            1,459         1,753
Accumulated provisions                                                  8,257         8,836
Other                                                                   8,005         7,733
                                                                     --------      --------
TOTAL                                                                  74,949        76,106
                                                                     --------      --------

Long-term debt                                                        169,100       169,083

                    SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                   19,780        19,780
Common stock, $4 par value, authorized 10,000,000
  shares; issued and outstanding 8,435,900 shares in 2000
  and 1999                                                             33,744        33,744
Paid-in capital                                                        36,294        36,294
Retained earnings                                                      60,102        58,526
                                                                     --------      --------
TOTAL                                                                 149,920       148,344
                                                                     --------      --------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $476,020      $485,746
                                                                     ========      ========
See Notes to Financial Statements.


                      ENTERGY NEW ORLEANS, INC.
                     SELECTED OPERATING RESULTS
         For the Three Months Ended March 31, 2000 and 1999
                             (Unaudited)


                                                   Increase/
         Description            2000      1999    (Decrease)        %
                                   (In Millions)
Electric Operating Revenues:
  Residential                   $ 27.5    $ 24.5       $ 3.0      12
  Commercial                      33.7      30.8         2.9       9
  Industrial                       5.1       5.3        (0.2)     (4)
  Governmental                    14.1      12.9         1.2       9
                                ----------------------------
    Total retail                  80.4      73.5         6.9       9
  Sales for resale
     Associated companies          2.6       5.1        (2.5)    (49)
     Non-associated companies      2.2       2.0         0.2      10
  Other                            1.1      (0.5)        1.6     320
                                ----------------------------
    Total                       $ 86.3    $ 80.1       $ 6.2       8
                                ============================

Billed Electric Energy
 Sales (GWH):
  Residential                      373       364           9       2
  Commercial                       497       490           7       1
  Industrial                        91       115         (24)    (21)
  Governmental                     233       235          (2)     (1)
                                ----------------------------
    Total retail                 1,194     1,204         (10)     (1)
  Sales for resale
     Associated companies           83       233        (150)    (64)
     Non-associated companies       44        47          (3)     (6)
                                ----------------------------
    Total                        1,321     1,484        (163)    (11)
                                ============================

                    SYSTEM ENERGY RESOURCES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income increased for the first quarter of 2000 primarily due to increased operating revenues and decreased interest expense.

Revenues

     Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt. Operating revenues increased for the first quarter of 2000 as compared to the same period in 1999 due to additional reserves recorded in the first quarter of 1999 for the potential refund of tariffs collected subject to refund in System Energy's rate case pending before FERC. System Energy's proposed rate increase, which is subject to refund, is discussed in Note 2 to the financial statements in the Form 10-K. Operating revenues also increased as a result of Grand Gulf 1 being operational for 20 days more in the first quarter of 2000 than in the first quarter of 1999.

Expenses

Fuel expenses

      Fuel expenses increased for the first quarter of 2000 because Grand Gulf 1 was operational for 20 days more in the first quarter of 2000 than in 1999, when maintenance outages occurred.

Other operation and maintenance

      Other operation and maintenance expense decreased primarily due to a larger nuclear insurance refund in 2000 compared to 1999.

Other

Interest charges

      Interest on long-term debt decreased for the first quarter of 2000 as a result of the refinancing and redemption of pollution control revenue bonds and the redemption of first mortgage bonds in 1999.

     Other interest decreased for the first quarter of 2000 due to an adjustment to interest on the potential refund of System Energy's proposed rate increase in the first quarter of 1999.

Income taxes

     The effective income tax rates for the first quarter of 2000 and 1999 were 47.1% and 89.3%, respectively. The decrease in the effective income tax rate is primarily due to an adjustment to the provision for rate refund and its associated accrued interest expense in the first quarter of 1999.

                        SYSTEM ENERGY RESOURCES, INC.
                             INCOME STATEMENTS
             For the Three Months Ended March 31, 2000 and 1999
                                (Unaudited)

                                                              2000        1999
                                                                (In Thousands)

                   OPERATING REVENUES
Domestic electric                                            $157,089    $140,617
                                                             --------    --------
                   OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel-related expenses, and
     gas purchased for resale                                  10,683       8,636
   Nuclear refueling outage expenses                            3,214       3,505
   Other operation and maintenance                             15,272      18,446
Decommissioning                                                 4,736       4,736
Taxes other than income taxes                                   5,943       6,752
Depreciation and amortization                                  28,056      28,860
Other regulatory charges - net                                 14,745      15,845
                                                             --------    --------
TOTAL                                                          82,649      86,780
                                                             --------    --------

OPERATING INCOME                                               74,440      53,837
                                                             --------    --------

                      OTHER INCOME
Allowance for equity funds used during construction               732         666
Miscellaneous - net                                             4,096       4,059
                                                             --------    --------
TOTAL                                                           4,828       4,725
                                                             --------    --------

               INTEREST AND OTHER CHARGES
Interest on long-term debt                                     24,126      25,829
Other interest - net                                            6,843      26,751
Allowance for borrowed funds used during construction            (476)       (551)
                                                             --------    --------
TOTAL                                                          30,493      52,029
                                                             --------    --------

INCOME BEFORE INCOME TAXES                                     48,775       6,533

Income taxes                                                   22,989       5,833
                                                             --------    --------

NET INCOME                                                    $25,786        $700
                                                             ========    ========
See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                          STATEMENTS OF CASH FLOWS
                For the Three Months Ended March 31, 2000 and 1999
                                (Unaudited)

                                                                   2000         1999
                                                                      (In Thousands)

                   OPERATING ACTIVITIES
Net income                                                         $25,786         $700
Noncash items included in net income:
  Reserve for regulatory adjustments                                19,555       23,443
  Other regulatory charges - net                                    14,745       15,845
  Depreciation, amortization, and decommissioning                   32,792       33,596
  Deferred income taxes and investment tax credits                 (19,377)     (35,973)
  Allowance for equity funds used during construction                 (732)        (666)
Changes in working capital:
  Receivables                                                      103,319      (43,485)
  Accounts payable                                                     263       (6,034)
  Taxes accrued                                                     30,056       16,523
  Interest accrued                                                 (18,587)     (14,211)
  Other working capital accounts                                    (3,424)      (1,420)
Provision for estimated losses and reserves                             15       36,855
Changes in other regulatory assets                                  11,795        5,293
Other                                                               (7,705)      10,276
                                                                  --------     --------
Net cash flow provided by operating activities                     188,501       40,742
                                                                  --------     --------

                   INVESTING ACTIVITIES
Construction expenditures                                           (9,250)      (5,593)
Allowance for equity funds used during construction                    732          666
Nuclear fuel purchases                                                  (7)           -
Proceeds from sale/leaseback of nuclear fuel                             7            -
Decommissioning trust contributions and realized
    change in trust assets                                          (5,790)      (5,602)
                                                                  --------     --------
Net cash flow used in investing activities                         (14,308)     (10,529)
                                                                  --------     --------

                   FINANCING ACTIVITIES
Retirement of:
  Long Term Debt                                                    (2,947)     (15,820)
Dividends paid:
  Common stock                                                     (23,600)           -
                                                                  --------     --------
Net cash flow used in financing activities                         (26,547)     (15,820)
                                                                  --------     --------

Net increase in cash and cash equivalents                          147,646       14,393

Cash and cash equivalents at beginning of period                    35,152      236,841
                                                                  --------     --------

Cash and cash equivalents at end of period                        $182,798     $251,234
                                                                  ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                             $42,653      $39,413
  Income taxes                                                     ($4,035)     $10,544
 Noncash investing and financing activities:
  Change in unrealized depreciation of
   decommissioning trust assets                                    ($1,204)       ($622)

See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEETS
                                  ASSETS
                    March 31, 2000 and December 31, 1999
                                (Unaudited)

                                                                2000            1999
                                                                   (In Thousands)

                   CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                             $98           $136
  Temporary cash investments - at cost,
    which approximates market                                  182,700         35,016
                                                            ----------     ----------
        Total cash and cash equivalents                        182,798         35,152
                                                            ----------     ----------
Accounts receivable:
  Associated companies                                         197,314        301,287
  Other                                                          1,323            670
                                                            ----------     ----------
    Total receivables                                          198,637        301,957
                                                            ----------     ----------
Materials and supplies - at average cost                        62,214         61,264
Deferred nuclear refueling outage costs                         17,528         18,665
Prepayments and other                                            5,941          2,251
                                                            ----------     ----------
TOTAL                                                          467,118        419,289
                                                            ----------     ----------

           OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                    139,970        135,384
                                                            ----------     ----------

                   UTILITY PLANT
Electric                                                     3,050,466      3,060,324
Property under capital lease                                   444,850        434,993
Construction work in progress                                   67,760         58,510
Nuclear fuel under capital lease                                70,721         78,020
                                                            ----------     ----------
TOTAL UTILITY PLANT                                          3,633,797      3,631,847
Less - accumulated depreciation and amortization             1,342,039      1,312,559
                                                            ----------     ----------
UTILITY PLANT - NET                                          2,291,758      2,319,288
                                                            ----------     ----------

          DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                              230,519        242,834
  Unamortized loss on reacquired debt                           55,121         56,474
  Other regulatory assets                                      186,430        185,910
Other                                                           10,054          9,869
                                                            ----------     ----------
TOTAL                                                          482,124        495,087
                                                            ----------     ----------

TOTAL ASSETS                                                $3,380,970     $3,369,048
                                                            ==========     ==========
See Notes to Financial Statements.

                         SYSTEM ENERGY RESOURCES, INC.
                                BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     March 31, 2000 and December 31, 1999
                                 (Unaudited)

                                                                 2000           1999
                                                                    (In Thousands)

                   CURRENT LIABILITIES
Currently maturing long-term debt                               $91,800       $77,947
Accounts payable
  Associated companies                                           14,344        15,237
  Other                                                          19,626        18,470
Taxes accrued                                                    85,439        55,383
Accumulated deferred income taxes                                 6,684         7,162
Interest accrued                                                 21,412        40,000
Obligations under capital leases                                 38,421        38,421
Other                                                             1,728         1,651
                                                             ----------    ----------
TOTAL                                                           279,454       254,271
                                                             ----------    ----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                               457,706       481,945
Accumulated deferred investment tax credits                      92,350        93,219
Obligations under capital leases                                 32,300        39,599
FERC settlement - refund obligation                              35,765        37,337
Other regulatory liabilities                                     83,061        73,313
Decommissioning                                                 135,293       129,503
Regulatory reserves                                             287,325       267,771
Accumulated provisions                                            2,032         2,016
Other                                                            16,219        16,014
                                                             ----------    ----------
TOTAL                                                         1,142,051     1,140,717
                                                             ----------    ----------

Long-term debt                                                1,065,798     1,082,579

                  SHAREHOLDERS' EQUITY
Common stock, no par value, authorized 1,000,000
  shares; issued and outstanding 789,350 shares in 2000
  in 1999                                                       789,350       789,350
Retained earnings                                               104,317       102,131
                                                             ----------    ----------
TOTAL                                                           893,667       891,481
                                                             ----------    ----------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $3,380,970    $3,369,048
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

      See Note 9 to the financial statements in the Form 10-K for information on Entergy's estimated construction expenditures (excluding nuclear fuel), long-term debt and preferred stock maturities,  and cash sinking fund requirements for the period  2000-
2002.

Sales Warranties and Indemnities  (Entergy Corporation)

      See Note 9 to the financial statements in the Form 10-K for information on certain warranties made by Entergy or its subsidiaries in the Entergy London and CitiPower sales transactions.

Nuclear Insurance, Spent Nuclear Fuel, and Decommissioning Costs (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      See Note 9 to the financial statements in the Form 10-K for information on nuclear liability, property and replacement power insurance, related NRC regulations, the disposal of spent nuclear fuel, other high-level radioactive waste, and decommissioning costs associated with ANO 1, ANO 2, River Bend, Waterford 3, Grand Gulf 1, and Pilgrim.

ANO Matters  (Entergy Corporation and Entergy Arkansas)

      See Note 9 to the financial statements in the Form 10-K for information on cracks in a number of steam generator tubes at ANO 2 that were discovered and repaired during an outage in March 1992, and the replacement of the steam generators scheduled for September 2000.

Environmental Issues

(Entergy Gulf States)

      Entergy Gulf States has been designated as a potentially responsible party (PRP) for the cleanup of certain hazardous waste disposal sites. Entergy Gulf States is in periodic negotiations with the U.S. Environmental Protection Agency and state authorities regarding the cleanup of certain of these sites. As of March 31, 2000, a remaining recorded liability of approximately $17.8 million existed relating to the cleanup of the remaining sites at which Entergy Gulf States has been designated a PRP. See "Environmental Regulation" in Item 1 of Part I of the Form 10-K for additional discussion of Entergy Gulf States' environmental clean-up activity and related litigation.

(Entergy Louisiana and Entergy New Orleans)

      During  1993, the Louisiana Department of Environmental Quality
(LDEQ) issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and chose to upgrade or close them. As a result, remaining recorded liabilities in the amounts of $5.9 million and $0.5 million existed at March 31, 2000 for wastewater upgrades and closures for Entergy Louisiana and Entergy New Orleans, respectively. Completion of this work is awaiting LDEQ approval.

City Franchise Ordinances  (Entergy New Orleans)

      Entergy New Orleans provides electric and gas service in the City of New Orleans pursuant to franchise ordinances. These ordinances contain a continuing option for the City to purchase Entergy New Orleans' electric and gas utility properties.

Waterford 3 Lease Obligations  (Entergy Louisiana)

      On September 28, 1989, Entergy Louisiana entered into three separate but substantially identical transactions for the sale and leaseback of undivided interests (aggregating approximately 9.3%) in Waterford 3, which were refinanced in 1997. Entergy Louisiana is obligated under certain circumstances to pay amounts sufficient to permit the Owner Participants to withdraw from these lease transactions. Additionally, Entergy Louisiana may be required to assume the outstanding bonds issued by the Owner Trustee under these leases to finance, in part, its acquisition of the undivided interests in Waterford 3. See Note 10 to the financial statements in the Form 10-K for further information.

Employment Litigation  (Entergy Corporation, Entergy Arkansas,
Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans)

      Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, and/or sex. The defendant companies are vigorously defending these suits and deny any liability to the plaintiffs. However, no assurance can be given as to the outcome of these cases.

Cajun - Coal Contracts  (Entergy Corporation and Entergy Gulf States)

     See  "Cajun  -  Coal  Contracts" in  Note  9  to  the  financial statements in the Form 10-K for information relating to the declaratory judgment actions filed by Entergy Gulf States in the U.S. Bankruptcy Court in which the Cajun bankruptcy case was pending. The settlement agreement and plan of reorganization have been consummated and effectively release Entergy Gulf States from any claims asserted by the coal suppliers and transporters for Big Cajun 2.

Reimbursement Agreement  (System Energy)

      Under a bank letter of credit and reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the agreement) of at least 1.60 times earnings. System Energy was in compliance with the above covenants at March 31, 2000. See Note 9 to the financial statements in the Form 10-K for further information.

Litigation   (Entergy  Corporation, Entergy  Arkansas,  Entergy  Gulf
States,  Entergy  Louisiana,  Entergy Mississippi,  and  Entergy  New
Orleans)

      In addition to those proceedings discussed elsewhere herein and in the Form 10-K, Entergy and the domestic utility companies are involved in a number of other legal proceedings and claims in the ordinary course of their businesses. While management is unable to predict the outcome of these other legal proceedings and claims, it is not expected that their ultimate resolutions individually or collectively will have a material adverse effect on results of operations, cash flows, or financial condition of these entities.


NOTE 2.   RATE AND REGULATORY MATTERS

Electric Industry Restructuring

     Previous   developments  and  information  related  to  electric
industry restructuring are presented in Note 2 to the financial statements in the Form 10-K.

Texas

(Entergy Corporation and Entergy Gulf States)

     As discussed in Note 2 to the financial statements in the Form 10-K, in June 1999, the Texas legislature enacted a law providing for competition in the electric utility industry through retail open access. The law provides for retail open access by most electric utilities, including Entergy Gulf States, on January 1, 2002. When retail open access is achieved, the generation business and a new retail electricity provider function will become competitive businesses, but transmission and distribution operations will continue to be regulated. The new retail provider function will be the primary point of contact with the customers for most services beyond initiation of electric service and restoration of service following outages.

     In January 2000, Entergy Gulf States filed a business separation plan with the PUCT as required by the Texas restructuring legislation. The plan provides that Entergy Gulf States will ultimately be divided into a Texas distribution company, a Texas transmission company, a Texas generation company, a Texas retail electricity provider, and a Louisiana company that will encompass distribution, generation and transmission operations. Intervenors in the Texas proceeding have, for the most part, expressed opposition to the plan for various reasons. It is not certain whether the plan will be approved as filed, or whether a different plan will be approved by the PUCT. Entergy Gulf States and other parties to the proceeding are in discussions aimed at determining whether there are modifications to the proposed plan that would be acceptable to all concerned parties. The procedural schedule requires Entergy Gulf States to file an amended business separation plan by June 8, 2000. The timing and outcome of this proceeding is uncertain, and additional regulatory approvals from FERC, the SEC, and the LPSC will be required before any legal separation plan can be implemented.

     On March 31, 2000, pursuant to the Texas restructuring legislation, Entergy Gulf States filed cost data with the PUCT for its unbundled business functions and proposed tariffs for its unbundled distribution utility. In the filing, Entergy Gulf States is seeking approval for recovery of the following, among other things:

     o the unbundled distribution utility's cost of service;
     o a 12% return on equity for the unbundled distribution utility;
       and
     o a ten-year non-bypassable charge to recover estimated stranded costs and a non-bypassable charge to recover nuclear decommissioning costs.

     At a prehearing conference held in April 2000, a procedural schedule for the case was established, calling for a hearing in January 2001. Management cannot predict the outcome of this proceeding.

Retail Rate Proceedings

     Previous developments and information related to retail rate proceedings are presented in Note 2 to the financial statements in the Form 10-K.

Filings with the APSC  (Entergy Corporation and Entergy Arkansas)

     In March 2000, Entergy Arkansas filed its annually redetermined energy cost rate with the APSC in accordance with the energy cost recovery rider formula. The filing reflected that an increase was warranted to collect an under-recovery of energy costs for 1999. The increased energy cost recovery rate is effective April 2000 through March 2001.

Filings with the PUCT and Texas Cities

PUCT Fuel Cost Review  (Entergy Corporation and Entergy Gulf States)

     Based on the settlement agreement discussed in Note 2 to the financial statements in the Form 10-K, Entergy Gulf States adopted a methodology for calculating its fixed fuel factor based on the market price of natural gas. This calculation and any necessary adjustments will occur semi-annually and continue until December 2001.

     The amounts collected under Entergy Gulf States' fixed fuel factor through December 2001 are subject to fuel reconciliation proceedings before the PUCT, including a fuel reconciliation case filed by Entergy Gulf States in July 1999. In February 2000, Entergy Gulf States reached a settlement with all but one of the parties to that proceeding. Entergy Gulf States reconciled approximately $731 million (after excluding approximately $14 million related to Cajun issues to be handled in a subsequent proceeding) of fuel and purchased power costs. The settlement reduces Entergy Gulf States'
requested surcharge in the reconciliation filing from $14.7 million to $2.2 million. This settlement was approved by the PUCT in an order dated April 12, 2000, confirming an interim order that allowed Entergy Gulf States to begin the recovery of the $2.2 million surcharge between April 2000 and January 2001. In addition, Entergy Gulf States agreed to file a fuel reconciliation case by January 12, 2001 covering the period from March 1, 1999 through August 31, 2000. The decrease in the requested surcharge was recorded in March 2000 and is reflected in Entergy Gulf States' operating income.

Filings with the LPSC

Annual  Earnings  Reviews   (Entergy  Corporation  and  Entergy  Gulf
States)

      In May 1997, Entergy Gulf States filed its fourth post-Merger earnings analysis with the LPSC. In March 2000, the LPSC ordered Entergy Gulf States to refund approximately $17.7 million to customers. Entergy Gulf States will appeal the order. Entergy Gulf States has provided adequate reserves for its annual earnings reviews based on management's estimates of the outcome of these proceedings.

Fuel Adjustment Clause Litigation

(Entergy Corporation and Entergy Louisiana)

      In May 1998, a group of ratepayers filed a complaint against Entergy Corporation, Entergy Power, and Entergy Louisiana in state court in Orleans Parish purportedly on behalf of all Entergy Louisiana ratepayers. The plaintiffs seek treble damages for alleged injuries arising from alleged violations by the defendants of Louisiana's antitrust laws in connection with the costs included in fuel filings with the LPSC and passed through to ratepayers. Among other things, the plaintiffs allege that Entergy Louisiana improperly introduced certain costs into the calculation of the fuel charges, including high-cost electricity imprudently purchased from its affiliates and high-cost gas imprudently purchased from independent third party suppliers. In addition, plaintiffs seek to recover interest and attorney's fees. Exceptions were filed by Entergy, asserting that this dispute should be litigated before the LPSC and FERC. At the appropriate time, if necessary, Entergy will raise its defenses to the antitrust claims. At present, the suit in state court is stayed by stipulation of the parties.

      Plaintiffs also requested that the LPSC initiate a review of Entergy Louisiana's monthly fuel adjustment charge filings and force restitution to ratepayers of all costs that the plaintiffs allege were improperly included in those fuel adjustment filings. Marathon Oil Company and Louisiana Energy Users Group have also intervened in the LPSC proceeding. Discovery at the LPSC has been conducted and is expected to continue. Direct testimony was filed with the LPSC by plaintiffs and the intervenors in July 1999. In their testimony for the period 1989 through 1998, plaintiffs purport to quantify many of their claims in an amount totaling $544 million, plus interest. The plaintiffs will likely assert additional damages for the period 1974 through 1988. The Entergy companies filed responsive and rebuttal testimony in September 1999. Rebuttal testimony by the plaintiffs and intervenors was filed in November 1999.

      Entergy Louisiana and the staff of the LPSC have reached an agreement in principle for the settlement of the matter before the LPSC. The terms of the proposed settlement have not as yet been agreed to by other parties to the LPSC proceeding, and must be approved by the LPSC after any parties contesting the settlement are afforded the opportunity for a hearing. Entergy Louisiana would agree under the proposed terms to refund to customers approximately $72 million in settlement of all claims arising out of or relating to Entergy Louisiana's fuel adjustment clause filings from January 1, 1975 through December 31, 1999, except with respect to purchased power and associated costs included in the fuel adjustment clause filings for the period May 1 through September 30, 1999. Reserves were previously provided by Entergy Louisiana for the refund. If the proposed settlement is approved, Entergy Louisiana would also consent to future fuel cost recovery under a long-term gas contract based on a formula that would likely result in an under-recovery of actual costs under that contract for the remainder of its term, which runs through 2013. The future under-recovery cannot be precisely estimated at this time because it will depend upon factors that are not certain, such as the price of gas and the amount of gas purchased under the long-term contract. In recent years, Entergy Louisiana has made purchases under that contract totaling from $91 million to $121 million annually. Had the proposed settlement terms been applicable to such purchases, the under-recoveries would have ranged from $4 million to $9 million per year.

     In its intervention, Marathon Oil Company and Louisiana Energy Users Group requested that the LPSC review the prudence of a contract entered into by Entergy Louisiana to purchase energy generated by a hydroelectric facility known as the Vidalia project through the year 2031. Note 9 to the financial statements in the Form 10-K contains further discussions of the obligations related to the Vidalia project. By orders entered by the LPSC in 1985 and 1990, the LPSC approved Entergy Louisiana's entry into the Vidalia contract and Entergy Louisiana's right to recover, through the fuel adjustment clause, the costs of power purchased thereunder. Additionally, the wholesale electric rates under the Vidalia power purchase contract were filed at FERC. In December 1999, the LPSC instituted a review of the following issues relating to the Vidalia project: (i) the LPSC's jurisdiction over the Vidalia project; (ii) Entergy Louisiana's management of the Vidalia contract, including opportunities to restructure or otherwise reform the contract; (iii) the appropriateness of Entergy Louisiana's recovery of 100% of the Vidalia contract costs from ratepayers; (iv) the appropriateness of the fuel adjustment clause as the method for recovering all or part of the Vidalia contract costs; (v) the appropriate regulatory treatment of the Vidalia contract in the event the LPSC approves implementation of retail competition; and (vi) Entergy Louisiana's communication of pertinent information to the LPSC regarding the Vidalia project and contract. Based on its review, the LPSC will determine whether it should disallow any of the costs of the Vidalia project included in the fuel adjustment clause.

      In March 2000, Entergy Louisiana filed testimony in this sub-docket in which it takes the position that the prudence of the Vidalia contract already has been approved by final orders of the LPSC and that recovery of all amounts paid by Entergy Louisiana related to the Vidalia project pursuant to the FERC-filed rate is appropriate. The LPSC is required to file testimony on May 26, 2000. It is anticipated that hearings in this sub-docket concerning the Vidalia contract will be completed by the end of 2000.

(Entergy Corporation and Entergy New Orleans)

      In April 1999, a group of ratepayers filed a complaint against Entergy New Orleans, Entergy Corporation, Entergy Services, and Entergy Power in state court in Orleans Parish purportedly on behalf of all Entergy New Orleans ratepayers. The plaintiffs seek treble damages for alleged injuries arising from the defendants' alleged violations of Louisiana's antitrust laws in connection with certain costs passed on to ratepayers in Entergy New Orleans' fuel adjustment filings with the Council. In particular, plaintiffs allege that Entergy New Orleans improperly included certain costs in the calculation of fuel charges and that Entergy New Orleans imprudently purchased high-cost fuel from other Entergy affiliates. Plaintiffs allege that Entergy New Orleans and the other defendant Entergy companies conspired to make these purchases to the detriment of Entergy New Orleans' ratepayers and to the benefit of Entergy's shareholders, in violation of Louisiana's antitrust laws. Plaintiffs also seek to recover interest and attorney's fees. Exceptions to the plaintiffs' allegations were filed by Entergy, asserting, among other things, that jurisdiction over these issues rests with the Council and FERC. If necessary, at the appropriate time, Entergy will also raise its defenses to the antitrust claims. At present, the suit in state court is stayed by stipulation of the parties.

      Plaintiffs also filed this complaint with the Council in order to initiate a review by the Council of their allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Discovery has begun in the proceedings before the Council. In April 2000, testimony was filed on behalf of the plaintiffs in this proceeding. The testimony asserts, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices that could have resulted in New Orleans customers being overcharged by more than $45 million over a period of years. However, it is not clear precisely what periods and damages are being alleged. Entergy intends to defend this matter vigorously, both in court and before the Council. The ultimate outcome of the lawsuit and the Council proceeding cannot be predicted at this time.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

       In March 2000, Entergy Mississippi submitted its annual performance-based formula rate plan filing for the 1999 test year. The filing indicated that no change in rate levels was warranted and the current rate levels remain in effect.


NOTE 3.  COMMON STOCK (Entergy Corporation)

       During the first quarter of 2000, Entergy Corporation repurchased 7,350,800 shares of common stock in the open market for an aggregate purchase price of approximately $156 million. These shares were purchased pursuant to Entergy's stock repurchase plan and also to fulfill the requirements of various stock-based compensation and benefit plans. During the first quarter of 2000, Entergy Corporation issued 433,940 shares of its previously repurchased common stock to satisfy stock options exercised and employee stock purchases. In addition, Entergy Corporation received proceeds of approximately $2.0 million from the issuance of 89,894 shares of common stock under its dividend reinvestment and stock purchase plan.


NOTE 4.  LONG-TERM DEBT

(Entergy Mississippi)

     On February 15, 2000, Entergy Mississippi issued $120 million of 7.75% Series First Mortgage Bonds due February 15, 2003. The proceeds are being used for general corporate purposes, including the retirement of short-term indebtedness that was incurred for working capital needs and capital expenditures.

(Entergy Arkansas)

     On March 9, 2000, Entergy Arkansas issued $100 million of 7.72% Series First Mortgage Bonds due March 1, 2003. The proceeds are being used for general corporate purposes, including the retirement of short-term indebtedness that was incurred for working capital needs and capital expenditures.

(Entergy Louisiana)

     On March 1, 2000, Entergy Louisiana redeemed, at maturity, $100 million of 6.00% Series First Mortgage Bonds using funds received from an open-account advance from Entergy Corporation. See
"MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" for a further discussion of this advance.


NOTE 5.  RETAINED EARNINGS (Entergy Corporation)

      On April 5, 2000, Entergy Corporation's Board of Directors declared a common stock dividend of $0.30 per share, payable on June 1, 2000, to holders of record on May 16, 2000.


NOTE 6.  BUSINESS SEGMENT INFORMATION  (Entergy Corporation)

      See  Note 14 to the financial statements in the Form  10-K  for information regarding Entergy's adoption of SFAS 131 and its operating segments. Entergy's segment financial information for the first quarter of 2000 and 1999 is as follows (in thousands):

                        Domestic     Power   All Other*   Eliminations  Consolidated
                      Utility and Marketing
                         System      and
                         Energy    Trading*
 2000
 Operating Revenues    $1,401,444   $346,157   $  75,850   $   (11,959)  $  1,811,492
 Income Taxes              71,191      5,736       5,898             -         82,825
 Net Income                87,338     11,297       9,775             -        108,410
 Total Assets          19,556,488    616,853   3,804,322      (615,436)    23,362,227


 1999
 Operating Revenues    $1,286,703   $344,438   $  12,096   $    (3,315)  $  1,639,922
 Income Taxes              59,594     (8,223)     (6,198)            -         45,173
 Net Income                82,576    (14,013)      4,343             -         72,906
 Total Assets          20,193,864    572,940   2,630,391      (547,811)    22,849,384


      Businesses marked with * are referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation, which is also included in the "All Other" column. The "All Other" category includes the parent, Entergy Corporation, segments below the quantitative threshold for separate disclosure, and other business activities. Other segments principally include global power development and non-utility nuclear power operations and management. Other business activities principally include the gains on the sales of businesses. The elimination of power marketing and trading mark-to-market profits on intercompany power transactions is also included in "All Other." Eliminations are primarily intersegment activity.
                 __________________________________

     In the opinion of the management of Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy, the accompanying unaudited condensed financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. However, the business of the domestic utility companies and System Energy is subject to seasonal fluctuations with the peak periods occurring during the third quarter. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

                ENTERGY CORPORATION AND SUBSIDIARIES
                     PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

      See "PART I, Item 1, Other Regulation and Litigation" in the Form 10-K for a discussion of legal proceedings affecting Entergy. Set forth below are updates to the information contained in the Form 10-K.

Union Pacific Railroad  (Entergy Corporation and Entergy Arkansas)

     See "Union Pacific Railroad" in Item 1 of Part 1 of the Form 10-K for information relating to the civil suit filed by Entergy Arkansas and Entergy Services against Union Pacific Railroad Company (Union Pacific) seeking damages and the termination of coal shipping contracts with Union Pacific because of its failure to meet its contractual obligations to ship coal to Entergy Arkansas' two coal-fired plants. In addition to rescission of the contracts and monetary damages, Entergy is seeking restitution for amounts paid to Union Pacific since the date of material breach that are above reasonable market rates. The case is scheduled for trial beginning in October 2000.

Aquila Power Corporation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

     See "Aquila Power Corporation" in Item 1 of Part 1 of the Form 10-K for information relating to the complaint filed by Aquila Power Corporation (Aquila) against Entergy Services, as agent for the domestic utility companies, alleging that the domestic utility companies improperly reserved transmission capacity on Entergy's transmission system, resulting in the denial of Aquila's request for transmission service. FERC issued an order in March 2000 responding to Aquila's complaints. While FERC found that Entergy improperly reserved transmission capacity in the past, FERC determined it did not have authority to order monetary damages, and that refunds were not appropriate under the circumstances. Entergy has requested rehearing of certain parts of FERC's ruling.

Ratepayer  Lawsuits   (Entergy  Corporation,  Entergy  Gulf   States,
Entergy Louisiana, and Entergy New Orleans)

      See "Ratepayer Lawsuits" in Item 1 of Part I of the Form 10-K for a discussion of the lawsuits filed by ratepayers with the LPSC, the Council, and in Louisiana state courts in Orleans and East Baton Rouge Parishes. See "Fuel Adjustment Clause Litigation" in Note 2 to the financial statements herein for developments that have occurred since the filing of the Form 10-K.

Franchise Service Area Litigation  (Entergy Gulf States)

      See "Franchise Service Area Litigation" in Item 1 of Part 1 of the Form 10-K for information relating to the request filed by Beaumont Power and Light Company (BP&L) with the PUCT to obtain a certificate of convenience and necessity for those portions of Jefferson County, Texas, outside the boundaries of any municipality, except for the city of Beaumont, for which Entergy Gulf States provides retail electric service. In April 2000, the ALJ recommended denial of BP&L's application. In May 2000, the PUCT voted to remand the proceeding back to the ALJ to allow BP&L to provide further evidence. No procedural schedule has been set.

Ice Storm Litigation  (Entergy Corporation and Entergy Gulf States)

      See "Ice Storm Litigation" in Part I of the Form 10-K for information relating to the lawsuit filed by a group of Entergy Gulf States customers in Texas against Entergy Corporation, Entergy Gulf States, and other Entergy subsidiaries in state court in Jefferson County, Texas purportedly on behalf of all Entergy Gulf States customers in Texas who sustained outages in a January 1997 ice storm. On March 14, 2000, an appellate court affirmed the district court's decision to certify the class. Entergy has filed a motion for rehearing.

Litigation  Environment   (Entergy  Corporation,  Entergy   Arkansas,
Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The four states in which Entergy and the domestic utility companies operate have proven to be unusually litigious environments. Judges and juries in these states, and in particular Louisiana and Texas, have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases. Entergy uses all appropriate legal means to contest litigation threatened or filed against it, but the litigation environment in these states poses a significant business risk.


Item 5.  Other Information

Earnings  Ratios   (Entergy Arkansas, Entergy  Gulf  States,  Entergy
Louisiana,  Entergy  Mississippi, Entergy  New  Orleans,  and  System
Energy)

     The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

                         Ratios of Earnings to Fixed Charges
                                 Twelve Months Ended
                                December 31,              March 31,
                      1995  1996   1997    1998   1999      2000

Entergy Arkansas      2.56  2.93   2.54   2.63    2.08      2.48
Entergy Gulf States   1.86  1.47   1.42   1.40    2.18      2.16
Entergy Louisiana     3.18  3.16   2.74   3.18    3.48      3.39
Entergy Mississippi   2.92  3.40   2.98   3.04    2.44      2.48
Entergy New Orleans   3.93  3.51   2.70   2.59    3.00      3.38
System Energy         2.07  2.21   2.31   2.52    1.90      2.37

                         Ratios of Earnings to Combined Fixed Charges
                                  and Preferred Dividends
                                    Twelve Months Ended
                                    December 31,             March 31,
                         1995  1996   1997    1998   1999      2000

Entergy Arkansas         2.12  2.44   2.24   2.28    1.80      2.14
Entergy Gulf States (a)  1.54  1.19   1.23   1.20    1.86      1.85
Entergy Louisiana        2.60  2.64   2.36   2.75    3.09      3.01
Entergy Mississippi      2.51  2.95   2.69   2.73    2.18      2.22
Entergy New Orleans      3.56  3.22   2.44   2.36    2.74      3.05

(a) "Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

    4(a) - Fifty-fifth Supplemental Indenture, dated as of March 1, 2000, to Entergy Arkansas' Mortgage and Deed of Trust, dated as of October 1, 1944.

    27(a) - Financial Data Schedule for Entergy Corporation and Subsidiaries as of March 31, 2000.

    27(b) -  Financial Data Schedule for Entergy Arkansas as of  March
             31, 2000.

    27(c) -  Financial  Data Schedule for Entergy Gulf  States  as  of
             March 31, 2000.

    27(d) -  Financial Data Schedule for Entergy Louisiana as of March
             31, 2000.

    27(e) -  Financial  Data  Schedule for Entergy Mississippi  as  of
             March 31, 2000.

    27(f) -  Financial  Data Schedule for Entergy New  Orleans  as  of
             March 31, 2000.

    27(g) -  Financial Data Schedule for System Energy as of March 31,
             2000.

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

    99(f) - System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

**  99(g) -  Annual  Reports  on  Form  10-K of  Entergy  Corporation,
             Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy for the fiscal year ended December 31, 1999, portions of which are incorporated herein by reference as described elsewhere in this document (filed with the SEC in File Nos. 1-11299, 1-10764, 1-2703, 1-8474, 0-320, 0-
             5807, and 1-9067, respectively).

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

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended March 31, 2000, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended March 31, 2000.

**   Incorporated herein by reference as indicated.

     (b)   Reports on Form 8-K

     Entergy Arkansas

           A Current Report on Form 8-K, dated March 2, 2000, was filed with the SEC on March 3, 2000, reporting information under Item 5. "Other Events".

     Entergy Corporation

           A Current Report on Form 8-K, dated March 28, 2000, was filed with the SEC on March 31, 2000, reporting information under Item 5. "Other Events".

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


Date:  May 12, 2000