Form 10-Q
period 2000-06-30
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC
filed 2000-08-08
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

_________________________________________________________________________
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q


(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 2000

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

Commission      Registrant, State of Incorporation,    I.R.S. Employer
File Number     Address of Principal Executive         Identification No.
                Offices and Telephone Number
1-11299         ENTERGY CORPORATION                    72-1229752
                (a Delaware corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
                Telephone (504) 576-4000

1-10764         ENTERGY ARKANSAS, INC.                 71-0005900
                (an Arkansas corporation)
                425 West Capitol Avenue, 40th Floor
                Little Rock, Arkansas 72201
                Telephone (501) 377-4000

1-27031         ENTERGY GULF STATES, INC.              74-0662730
                (a Texas corporation)
                350 Pine Street
                Beaumont, Texas  77701
                Telephone (409) 838-6631

1-8474          ENTERGY LOUISIANA, INC.                72-0245590
                (a Louisiana corporation)
                4809 Jefferson Highway
                Jefferson, Louisiana 70121
                Telephone (504) 840-2734

0-320           ENTERGY MISSISSIPPI, INC.              64-0205830
                (a Mississippi corporation)
                308 East Pearl Street
                Jackson, Mississippi 39201
                Telephone (601) 368-5000

0-5807          ENTERGY NEW ORLEANS, INC.              72-0273040
                (a Louisiana corporation)
                1600 Perdido Building
                New Orleans, Louisiana 70112
                Telephone (504) 670-3674

1-9067          SYSTEM ENERGY RESOURCES, INC.          72-0752777
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

Yes     X      No

Common Stock Outstanding                     Outstanding at July 31, 2000
Entergy Corporation           ($0.01 par value)        222,903,941

      Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 1999, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed by the individual registrants with the SEC, and should be read in conjunction therewith.


                       Forward Looking Information

      The following constitutes a "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Investors are cautioned that forward-looking statements contained herein with respect to the revenues, earnings, performance, strategies, prospects and other aspects of the business of Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., System Energy Resources, Inc., and their affiliated companies may involve risks and uncertainties. A number of factors could cause actual results or outcomes to differ materially from those indicated by such forward-looking statements. These factors include, but are not limited to, risks and uncertainties relating to:
the effects of weather, the performance of generating units and transmission systems, the possession of nuclear materials, fuel prices and availability, the effects of regulatory decisions and changes in law, litigation, capital spending requirements, the onset of competition, advances in technology, changes in accounting standards, corporate restructuring and changes in capital structure, consummation of the business combination with FPL Group, Inc., movements in the markets for electricity and other energy-related commodities, changes in interest rates and in financial and foreign currency markets generally, changes in corporate strategies, and other factors.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                 INDEX TO QUARTERLY REPORT ON FORM 10-Q
                              June 30, 2000
                                                        Page Number

Definitions                                                 1
Management's Financial Discussion and Analysis -
  Significant Factors and Known Trends                      3
Management's Financial Discussion and Analysis -
  Liquidity and Capital Resources                           8
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations                                 14
     Consolidated Statements of Income                     21
     Consolidated Statements of Cash Flows                 22
     Consolidated Balance Sheets                           24
     Consolidated Statements of Retained Earnings,
       Comprehensive Income, and Paid-In Capital           26
     Selected Operating Results                            27
  Entergy Arkansas, Inc.:
     Results of Operations                                 28
     Income Statements                                     31
     Statements of Cash Flows                              33
     Balance Sheets                                        34
     Selected Operating Results                            36
  Entergy Gulf States, Inc.:
     Results of Operations                                 37
     Income Statements                                     40
     Statements of Cash Flows                              41
     Balance Sheets                                        42
     Selected Operating Results                            44
  Entergy Louisiana, Inc.:
     Results of Operations                                 45
     Income Statements                                     47
     Statements of Cash Flows                              49
     Balance Sheets                                        50
     Selected Operating Results                            52
  Entergy Mississippi, Inc.:
     Results of Operations                                 53
     Income Statements                                     55
     Statements of Cash Flows                              57
     Balance Sheets                                        58
     Selected Operating Results                            60
  Entergy New Orleans, Inc.:
     Results of Operations                                 61
     Income Statements                                     63
     Statements of Cash Flows                              65
     Balance Sheets                                        66
     Selected Operating Results                            68
  System Energy Resources, Inc.:
     Results of Operations                                 69
     Income Statements                                     70
     Statements of Cash Flows                              71
     Balance Sheets                                        72
Notes to Financial Statements for Entergy Corporation
  and Subsidiaries                                         74
Part II:
  Item 1.  Legal Proceedings                               85
  Item 4.  Submission of Matters to a Vote of
             Security Holders                              86
  Item 5.  Other Information                               87
  Item 6.  Exhibits and Reports on Form 8-K                88
Signature                                                  90

                             DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

AFUDC                    Allowance for Funds Used During Construction
ALJ                      Administrative Law Judge
ANO 1 and 2              Units  1 and 2 of Arkansas Nuclear One Steam
                         Electric Generating Station (nuclear), owned
                         by Entergy Arkansas
APSC                     Arkansas Public Service Commission
Board                    Board of Directors of Entergy Corporation
BPS                      British pounds sterling
Cajun                    Cajun Electric Power Cooperative, Inc.
Capital Funds Agreement  Agreement,  dated as of June  21,  1974,  as amended,  between System Energy and  Entergy
                         Corporation, and the assignments thereof
CitiPower                CitiPower  Pty.,  an  electric  distribution
                         company  serving  Melbourne,  Australia  and
                         surrounding  suburbs, which was acquired  by
                         Entergy  effective January 5, 1996, and  was
                         sold by Entergy effective December 31, 1998
Council                  Council   of   the  City  of  New   Orleans,
                         Louisiana
domestic utility
 companies               Entergy   Arkansas,  Entergy  Gulf   States,
                         Entergy Louisiana, Entergy Mississippi,  and
                         Entergy New Orleans, collectively
EWG                      Exempt wholesale generator under PUHCA
Entergy                  Entergy  Corporation and its various  direct
                         and indirect subsidiaries
Entergy Arkansas         Entergy    Arkansas,   Inc.,   an   Arkansas
                         corporation
Entergy Corporation      Entergy Corporation, a Delaware corporation
Entergy Gulf States      Entergy   Gulf   States,   Inc.,   a   Texas
                         corporation    (including    wholly    owned
                         subsidiaries  - Varibus Corporation,  GSG&T,
                         Inc.,  Prudential  Oil  &  Gas,  Inc.,   and
                         Southern Gulf Railway Company)
Entergy Louisiana        Entergy   Louisiana,   Inc.,   a   Louisiana
                         corporation
Entergy Mississippi      Entergy  Mississippi,  Inc.,  a  Mississippi
                         corporation
Entergy New Orleans      Entergy   New  Orleans,  Inc.,  a  Louisiana
                         corporation
FERC                     Federal Energy Regulatory Commission
FUCO                     Exempt foreign utility company under PUHCA
Form 10-K                The  combined Annual Report on Form 10-K for
                         the year ended December 31, 1999 of Entergy,
                         Entergy   Arkansas,  Entergy  Gulf   States,
                         Entergy   Louisiana,  Entergy   Mississippi,
                         Entergy New Orleans, and System Energy
FPL Group                FPL  Group, Inc., a Florida Corporation  and
                         parent  company  of Florida  Power  &  Light
                         Company
Grand Gulf 1             Unit   No.  1  of  the  Grand  Gulf  Nuclear
                         Generation Plant
Independence             Independence Steam Electric Station  (coal),
                         owned  16%  by  Entergy  Arkansas,  25%   by
                         Entergy Mississippi, and 7% by Entergy Power
London Electricity       London Electricity plc - a regional electric
                         company  serving London, England, which  was
                         acquired by Entergy London Investments  plc,
                         effective February 1, 1997, and was sold  by
                         Entergy effective December 4, 1998
LPSC                     Louisiana Public Service Commission
Merger                   The    business   combination    transaction
                         pursuant to which the outstanding shares  of
                         FPL  Group  and  the outstanding  shares  of
                         Entergy  Corporation will  be converted into
                         the right  to receive 1.00 and 0.585 shares,
                         respectively, of a new company
Merger Agreement         Agreement and Plan of Merger dated July  30,
                         2000  by  and  between  FPL  Group,  Entergy
                         Corporation, WCB Holding Corporation, Ranger
                         Acquisition Corporation and Ring Acquisition
                         Corporation
MPSC                     Mississippi Public Service Commission
MW                       Megawatt(s)

Abbreviation or Acronym       Term

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
                         as amended
River Bend               River Bend Nuclear Generation Plant
SEC                      Securities and Exchange Commission
SFAS                     Statement  of Financial Accounting Standards
                         as  promulgated by the Financial  Accounting
                         Standards Board
System Agreement         Agreement,  effective January  1,  1983,  as
                         modified,   among   the   domestic   utility
                         companies   relating  to  the   sharing   of
                         generating   capacity   and   other    power
                         resources
System Energy            System  Energy Resources, Inc., an  Arkansas
                         corporation
UK                       The  United  Kingdom of  Great  Britain  and
                         Northern Ireland
Unit Power Sales
 Agreement               Agreement,  dated as of June  10,  1982,  as
                         amended  and approved by FERC, among Entergy
                         Arkansas,    Entergy   Louisiana,    Entergy
                         Mississippi, Entergy New Orleans, and System
                         Energy, relating to the sale of capacity and
                         energy  from System Energy's share of  Grand
                         Gulf 1
Waterford 3              Unit No. 3 (nuclear) of the Waterford Plant
White Bluff              White   Bluff   Steam  Electric   Generating
                         Station, 57% owned by Entergy Arkansas

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

Business Combination With FPL Group

     On July 30, 2000, Entergy Corporation and FPL Group entered into a Merger Agreement, providing for a business combination that results in the creation of a new company. Each outstanding share of FPL Group common stock will be converted into the right to receive one share of the new company's common stock, and each outstanding share of Entergy Corporation common stock will be converted into the right to receive 0.585 of a share of the new company's common stock. It is expected that FPL Group's shareholders will own approximately 57% of the common equity of the new company and Entergy's shareholders will own approximately 43%. The initial board of directors of the new company will consist of eight directors designated by FPL Group and seven directors designated by Entergy. The new company will be given a new name that will be agreed upon between the Boards of Directors of FPL and Entergy prior to the consummation of the Merger. The new company will maintain its principal corporate offices and headquarters in Juno Beach, Florida, and will maintain its utility headquarters in New Orleans, Louisiana. The Merger Agreement generally allows Entergy to continue business in the ordinary course consistent with past practice and contains certain restrictions on Entergy's capital activities, including restrictions on the issuance of securities, capital expenditures, dispositions, incurrence or guarantee of indebtedness, and trading or marketing of energy. Entergy generally will be permitted to take actions pursuant to restructuring legislation in the domestic utility companies' jurisdictions of operation and reorganize its transmission business. Under certain circumstances, if the Merger Agreement is terminated, a termination fee of $215 million may be payable by one of the parties. Both the FPL Group and Entergy Boards of Directors unanimously approved the Merger. The Merger is conditioned, among other things, upon approvals of the shareholders of FPL Group and Entergy and the receipt of required regulatory approvals of various local, state, and federal regulatory agencies and commissions, including the SEC and FERC. Entergy and FPL Group will seek to consummate the Merger by late 2001.

     Reference is made to Entergy's Form 8-K dated July 31, 2000, which attached copies of the Merger Agreement and a joint press release of Entergy and FPL Group announcing the execution of the Merger Agreement, and Entergy's Form 8-K dated August 3, 2000, which described the terms of the Merger Agreement and attached preliminary pro-forma financial statements of the new company.

Domestic Transition to Competition

State Regulatory and Legislative Activity

Arkansas

      In April 1999, the Arkansas legislature enacted a law providing for competition in the electric utility industry through retail open access on January 1, 2002. When retail open access is achieved, the generation operations will become a competitive business, but transmission and distribution operations will continue to be regulated. The APSC may delay implementation of retail open access, but not beyond June 30, 2003.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


     The implementation of the Arkansas retail open access law through rulemakings and company filings is ongoing. Rulemakings associated with energy service provider licensing rules and affiliate rules have been completed. In June 2000, the APSC declared that billing would become a competitive service at the beginning of retail open access. Entergy Arkansas filed a functional, but not corporate, unbundling plan with the APSC on August 8, 2000.

     The plan initially establishes separate business units for distribution, generation, and a new retail energy service provider. The plan contemplates the transfer of transmission assets to the Transco discussed in the Form 10-K at "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS." The functional unbundling plan is tentative because the regulatory requirements to implement the retail open access law have not been finalized, and changes to the plan are possible.

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

     In January 2000, as required by the Texas restructuring legislation, Entergy Gulf States filed a business separation plan with the PUCT, which was amended in June 2000. The plan provides that, by January 2002, Entergy Gulf States will be divided into a Texas distribution company, a Texas transmission company, a Texas generation company, a Texas retail electricity provider, and a Louisiana company that will encompass distribution, generation, and transmission operations. In July 2000, the PUCT issued an interim order to approve the amended business separation plan. The plan provides that the Louisiana company would retain the liability for all debt obligations of Entergy Gulf States and that the property of the Texas companies would be released from the lien of Entergy Gulf States' mortgage. Each of the Texas companies would assume a portion of Entergy Gulf States' debt obligations, which assumptions would not act to release the Louisiana company's obligations. Each of the Texas companies would also grant a lien on properties in favor of the Louisiana company to secure its obligations to the Louisiana company in respect of the assumed obligations. In addition, under the plan Entergy Gulf States will refinance or retire existing debt through 2004. Regulatory approvals from FERC, the SEC, and the LPSC will be required before the business separation plan can be implemented. Remaining business separation issues in Texas will be addressed in the unbundled costs proceeding before the PUCT. The LPSC has opened a docket to identify the changes in corporate structure of Entergy Gulf States, and their potential impact on Louisiana retail ratepayers, resulting from restructuring in Texas and Arkansas. Entergy Gulf States filed testimony in that proceeding in August 2000 and hearings are scheduled in February 2001.

     Pursuant to the Texas restructuring legislation, Entergy Gulf States filed its separated business cost data and proposed transmission, distribution, and competition tariffs with the PUCT on March 31, 2000. This filing also included a proposal for a performance-based enhancement to the authorized rate of return on equity. Management does not agree with the arbitrary level of return on equity set by PUCT rules (200 basis points over the cost of a distribution utility's debt) and is seeking a higher return in its separated cost filing. At a pre-hearing conference held in April 2000, a procedural schedule for the case was established, calling for a hearing in January 2001. Management cannot predict the outcome of this proceeding. In connection with unbundled cost filings made by all Texas investor owned utilities, the PUCT has opened a "generic docket" to determine issues that may be resolved on an industry-wide basis, including incentive mechanisms to enhance the authorized rate of return, before the individual utility hearings begin. See Note 2 to the financial statements for further information on this filing.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS


Mississippi

      In May 2000, after two years of studies and hearings, the MPSC announced that it was suspending its docket studying the opening of the state's retail electricity markets to competition. The MPSC based its decision on its finding that competition could raise the electric rates paid by residential and small commercial customers. The final decision ultimately lies with the Mississippi Legislature, which has adjourned its 2000 session.

Federal Regulatory Activity

      See "Part I, Item 1, Competition" in the Form 10-K for a discussion of changes that may result from retail competition and unbundling.

     In April 2000, the LPSC and the Council filed a complaint with FERC seeking revisions to the System Agreement that they allege are necessary to accommodate the introduction of retail competition in Texas and Arkansas, where Entergy Gulf States and Entergy Arkansas provide utility service, and to protect Entergy's Louisiana customers from any adverse impact that may occur due to the introduction of such retail competition in some jurisdictions but not others. The LPSC and the Council request that FERC immediately institute a proceeding to permit changes to be adopted prior to January 1, 2002, and request, among other things, that FERC cap certain of the System Agreement obligations of Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans and fix these companies' access to pool energy at the average level existing for the three years prior to the date that retail access is initiated in Texas and Arkansas. Alternatively, the LPSC and the Council request that FERC require Entergy to provide wholesale power contracts to these companies to satisfy their energy requirements at costs no higher than would have been incurred if retail competition were not implemented. The LPSC and the Council request that the relief be made available for at least eight years after implementation of retail competition or the withdrawal of Entergy Arkansas and Entergy Gulf States from the System Agreement, or until retail access is implemented in Louisiana and New Orleans. In addition, among other things, the LPSC and the Council assert in their complaint that:

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

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                SIGNIFICANT FACTORS AND KNOWN TRENDS

     In June 2000, Entergy's domestic utility companies filed proposed amendments to the System Agreement with FERC to facilitate the implementation of retail competition in Arkansas and Texas and to provide for continued equalization of costs among the domestic utilities in Louisiana and Mississippi. The amendments provide the following:

     o cessation  of participation in all aspects of  the  System
       Agreement, other than those related to transmission equalization, for any jurisdictional division of a domestic utility operating in a jurisdiction that initiates retail access;
     o certain sections of the System Agreement will no longer apply to the sales of generating capacity, whether through the sale of the asset or the output thereof, by a domestic utility operating in a jurisdiction that has established a date by which it will implement retail access; and
     o modification of the service schedule developed to track changes in energy costs resulting from the Entergy-Gulf States Utilities merger to include one final true-up of fuel costs upon cessation of one company's participation in the System Agreement, which thereafter will no longer be applicable for any purpose.

     Entergy believes that the proceedings relating to the proposed amendments serve as a response to the complaint by the LPSC and the Council and anticipates that the proceedings would be consolidated. In response to Entergy's proposal, the LPSC and the Council have requested that FERC dismiss the proposed amendments and proceed with the complaint proceedings. Several other parties have also intervened in the proceeding. In the event that the proceedings relating to the proposed amendments proceed, the LPSC and the Council have asserted that the charges to the domestic utility companies under the Unit Power Sales Agreement need to be reconsidered. Entergy has requested an expedited hearing on the proposed amendments and that FERC issue a final decision by October 1, 2001. A procedural schedule has not been established. Neither the timing, nor the ultimate outcome of these proceedings at FERC can be predicted at this time.

     For a discussion of FERC's August 2000 order in the System Energy proposed rate increase proceeding, see Note 2 to the financial statements.

State and Local Rate Regulation

      The  domestic  utility  companies' retail  and  wholesale  rate
matters   and   other  regulatory  proceedings  are  discussed   more
thoroughly in Note 2 to the financial statements in the Form 10-K.

      In June 2000, the LPSC approved a settlement between Entergy Gulf States and the LPSC staff to refund $83 million resolving refund issues in Entergy Gulf States' second, third, fourth, and fifth post-Merger earnings reviews filed with the LPSC relating to the period January 1, 1994 through December 31, 1997. This refund, for which adequate reserves have been made, will occur over a three-month period beginning July 2000. In May 2000, Entergy Gulf States filed its seventh required post-Merger earnings analysis with the LPSC. This filing will be subject to review by the LPSC and may result in a change in rates. Entergy Gulf States also is proposing that the allowed return on common equity be increased to 11.60%. A schedule for this proceeding has not yet been established by the LPSC.

      In May 2000, the LPSC ordered Entergy Louisiana to refund an additional $6.4 million based on its fourth annual performance-based rate plan filed with the LPSC in April 1999 for the 1998 test year. The refund, for which an adequate reserve has been established, was effective April 2000. In May 2000, Entergy Louisiana submitted its fifth annual performance-based rate plan filing for the 1999 test year. The filing indicated that a $24.8 million base rate reduction might be appropriate for implementation effective August 2000. Entergy Louisiana is proposing to increase prospectively the allowed return on common equity from 10.5% to 11.6%, which would reduce the amount of any rate reduction. This filing will be subject to review by the LPSC. A procedural schedule has not yet been established by the LPSC in this proceeding.

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

      Because management believes that definitive outcomes have not yet been determined regarding the transition to competition in any of Entergy's jurisdictions, the regulated operations of the domestic utility companies and System Energy continue to apply SFAS 71.

     The restructuring laws enacted in Arkansas and Texas provide an opportunity for the recovery of stranded costs following review and approval by the APSC or the PUCT. Nearly all of Entergy's exposure to stranded costs involves commitments that were approved by regulators. The actual amount of costs and obligations that will be identified as stranded will be determined in regulatory proceedings. The outcome of the Texas and Arkansas stranded cost proceedings cannot be predicted and will depend upon a number of variables, including the timing of stranded cost determination, the values attributable to certain strandable assets, and the assumptions concerning future market prices for electricity.

     In June 2000, Entergy Arkansas filed an application to continue the stranded cost mitigation efforts agreed upon in the 1997 settlement agreement approved by the APSC. These mitigation efforts include the funding of a transition cost account with excess earnings to offset future stranded costs and the accelerated amortization of Entergy Arkansas' share of the Grand Gulf purchased power obligation under the Unit Power Sales Agreement. The filing included an updated stranded cost estimate intended to support Entergy Arkansas' recommendation that the mitigation efforts continue. The filing presents an estimated range of stranded costs based upon the
comparison  of  possible  generation  asset  market  values  to   the
generation assets' book values and contractual obligations. The range of possible generation asset market values used in the estimate was determined using generation asset sales in other jurisdictions. The estimated range of stranded costs in Arkansas set forth in the filing is $254 million to $1.64 billion.

     Entergy Gulf States included an estimate of its Texas stranded costs in its March 31, 2000 separated costs filing with the PUCT. Using the model established by the PUCT staff, Entergy Gulf States' estimate of Texas stranded costs is $117.2 million. Entergy Gulf States disagrees with certain of the assumptions and estimates included in the PUCT model and believes that the model understates actual stranded costs. The model offsets potential strandable costs against mitigating factors, including the estimated fair value of existing generation plants, to determine an estimated stranded cost figure. The model, however, does not include estimated River Bend decommissioning costs. The Texas cost filing is discussed more thoroughly in Note 2 to the financial statements.

Market Risks Disclosure

      In May 2000, to mitigate currency exchange rate risk, Entergy entered into separate foreign currency forward contracts to hedge the U.S. dollar equivalent amounts of its net equity investments to be made in the Saltend and Damhead Creek projects located in the United Kingdom. The forward contracts are in the notional amounts of BPS48 million and BPS36.1 million for Saltend and Damhead Creek, respectively. The forward contract for Saltend matured in July 2000 when the equity investment was made and locked in an average spot rate of $1.48338 to BPS1. The forward contract for Damhead Creek will mature in October 2000 and locks in an average spot rate of $1.48424 to BPS1. The banks obligated on these forward contracts are rated by Standard & Poor's at A-1 or above on their short-term obligations.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


Cash Flows

Operations

      Net cash flow provided by (used in) operations for Entergy, the domestic utility companies, and System Energy for the six months ended June 30, 2000 and 1999 was as follows:

                            Six Months Ended Six Months Ended
    Company                  June 30, 2000    June 30, 1999
                                      (In Millions)

    Entergy                       $737.8           $591.3
    Entergy Arkansas              $109.7           $121.0
    Entergy Gulf States           $105.6           $ 91.7
    Entergy Louisiana             $ 77.2           $154.7
    Entergy Mississippi           $(35.9)          $ 55.5
    Entergy New Orleans           $ 16.9           $ 19.9
    System Energy                 $325.1           $175.0

      Entergy's consolidated cash flow from operations increased primarily due to its competitive businesses providing $88.7 million to consolidated operating cash flow compared with using $60.8 million for the six months ended June 30, 2000 and 1999, respectively. The increase is primarily due to:

     o    net income from operations of Pilgrim; and
     o    less cash used by the power marketing and trading business.

Pilgrim was purchased in July 1999 and provided positive operating cash flow in the six months ended June 30, 2000 compared to no cash flow in the six months ended June 30, 1999. The power marketing and trading business had net income for the six months ended June 30, 2000 compared to a net loss in 1999, which caused this business to provide operating cash flow in 2000 whereas it had used operating cash flow in 1999.

      The operating cash flows of the domestic utility companies and System Energy were affected by the following money pool activity for the six months ended June 30, 2000:

     o System Energy's operating cash flow increased primarily due to payments received from affiliated companies; and
     o Entergy Louisiana and Entergy Mississippi used proceeds from debt issuances in 2000 to pay off borrowings from the money pool and create receivables from the money pool, resulting in an overall decrease in their respective operating cash flows.

The money pool is an inter-company funding arrangement designed to reduce the domestic utility companies' and System Energy's dependence on external short-term borrowings. The money pool provides a means by which, on a daily basis, the excess funds of Entergy Corporation, the domestic utility companies, and System Energy may be used by the domestic utilities or System Energy when they have short-term cash requirements. See "Capital Resources" below for a discussion of the limitations on these borrowings.

      Operating cash flows for the domestic utility companies were also affected by increased use of cash related to deferred fuel costs.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


Investing Activities

     Net cash used in investing activities increased for the six months ended June 30, 2000 due to increased construction expenditures in 2000. The increased construction expenditures were primarily due to:

     o spending on customer service and reliability improvements by the domestic utility companies;
     o construction of the Saltend and Damhead Creek power plants by Entergy's global power development business; and
     o construction costs of turbines incurred by Entergy's global power development business.

     The maturity of other temporary investments combined with the proceeds from the sale of the Freestone power project provided cash from investing activities in 2000. These sources of cash, however, were largely offset by the proceeds from the sales of Entergy Security, Inc. in January 1999 and Entergy Power Edesur Holdings and several telecommunications businesses in June 1999.

Financing Activities

      Net cash provided by financing activities increased for the six months ended June 30, 2000 primarily due to:

     o the issuance of debt at Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi;
     o additional borrowings under the Entergy Corporation credit facility in 2000 compared to repayments on that facility for the six months ended June 30, 1999;
     o increased borrowings under the credit facilities for the construction of the Saltend and Damhead Creek power projects by Entergy's global power development business; and
     o a reduction in the retirement of long-term debt.

      Partially offsetting the overall increase in cash provided was the increased repurchase of Entergy Corporation common stock and the redemption of Entergy Gulf States' preference stock in 2000.

Business Combination With FPL Group

      Entergy Corporation and FPL Group entered into a Merger Agreement on July 30, 2000. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" for a description of the Merger. The Merger Agreement generally allows Entergy to continue business in the ordinary course consistent with past practice and contains certain restrictions on Entergy's activities, including restrictions on the issuance of securities, capital expenditures, dispositions, incurrence or guarantee of indebtedness, and trading or marketing of energy. Entergy does not believe that these covenants will constrain its capital investment plan. Under certain circumstances, if the Merger Agreement is terminated, a termination fee of $215 million may be payable by one of the parties. In addition, under the terms of the Merger Agreement, Entergy will use its commercially reasonable efforts to purchase in open market transactions $430 million of shares of its common stock prior to the closing of the Merger.

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

     Entergy requires capital resources for:

     o construction and other capital expenditures;
     o debt and preferred stock maturities;
     o common stock repurchases;
     o capital investments;
     o funding of subsidiaries; and
     o dividend and interest payments.

Management provides more information on construction expenditures, capital investments, and long-term debt and preferred stock maturities in Notes 5, 6, 7, and 9 to the financial statements in the Form 10-K.

Sources of Capital Resources

      All of the domestic utility companies have issued debt in 2000, including an issuance by Entergy New Orleans in July 2000. The net proceeds of these issuances have been or will be used for general corporate purposes, including capital expenditures, the retirement of short-term indebtedness, and, in the case of Entergy Gulf States, the mandatory redemption of preference stock. See Note 4 to the financial statements for details regarding issuances of debt in 2000.

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

      Short-term borrowings by the domestic utility companies and System Energy are limited to amounts authorized by the SEC. The current SEC-authorized limit of $1.078 billion for these companies is effective through November 30, 2001. Borrowings from the money pool and external borrowings combined may not exceed the SEC-authorized limit. As of June 30, 2000, only Entergy New Orleans had borrowings outstanding from the money pool, in the amount of $2.8 million.

     Other Entergy subsidiaries have SEC authorization to borrow from Entergy Corporation through the money pool, or from external sources, in an aggregate principal amount up to $265 million. These companies had $117.6 million of outstanding borrowings from the money pool as of June 30, 2000. Some of these borrowings are restricted as to use and are collateralized by certain assets.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


     In May 2000, Entergy Corporation amended its 364-day bank credit facility, increasing the capacity from $250 million to $500 million, of which $435 million of borrowings were outstanding as of June 30, 2000. Proceeds from this credit facility were used for general corporate purposes, for working capital needs, and to repay the $120 million 364-day term loan discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K.

Uses of Capital Resources

     Entergy's global power development business is currently constructing two combined-cycle gas turbine merchant power plants, Saltend and Damhead Creek, in the UK. These projects are discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K. The financing of the construction of these two power plants is discussed in Note 7 to the financial statements in the Form 10-K. Saltend was originally scheduled for commercial operations in January 2000, but is now expected to be complete by the end of 2000. The engineering, procurement, and construction contract with the construction contractor and the turbine manufacturer provides for liquidated damages for lost operating margin and incremental costs. For the six months ended June 30, 2000, Entergy recorded liquidated damages for lost operating margins of $32.9 million ($23 million net of tax).

      In October 1999, Entergy's global power development business obtained an option to acquire twenty-four GE7FA advanced technology gas turbines, four steam turbines, and eight GE7EA advanced technology gas turbines. The financing of these turbines is discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS -
LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K. In the sale of the Freestone power project, Entergy sold the rights to acquire four of the GE7FA turbines and two of the steam turbines.

      In March 2000, Entergy's non-utility nuclear business signed an agreement, subject to regulatory approvals, to purchase the New York Power Authority's (NYPA) 825 MW James A. FitzPatrick nuclear power plant located near Oswego, New York and NYPA's 980 MW Indian Point 3 nuclear power plant located in Westchester County, New York. Management expects to close the acquisition during the fourth quarter of 2000. Entergy will pay NYPA $50 million in cash at the closing of the purchase, plus seven annual installments of approximately $108 million commencing one year from the date of the closing, and eight annual installments of $20 million commencing eight years from the date of the closing. Entergy currently projects that these installments will be paid primarily from the proceeds of the sale of power from the plants and that Entergy will provide an additional $100 million of funding. Pursuant to the terms of the agreement with NYPA, the installment payments due by Entergy to NYPA must be secured by a letter of credit from an eligible financial institution. This letter of credit may be secured, in whole or in part, by an Entergy guarantee. Subject to certain conditions, Entergy's non-utility nuclear business has agreed to pay NYPA up to $10 million annually for up to 10 years, beginning on the second anniversary date of such acquisition, if Entergy acquires ownership of the Indian Point 2 nuclear power plant located in Westchester County, New York. If Entergy acquires the Nine Mile Point nuclear power plants (referred to in the following paragraph), it will pay NYPA up to $2 million annually for up to 10 years, commencing on the second anniversary date of such acquisition. NYPA also will be paid $2.5 million annually, for up to twenty years, by Entergy if the NRC grants an extension of the current nuclear operating licenses for the plants. These payments would commence on the first anniversary of the expiration of the respective current licenses and would continue during the extension period.

      In December 1999, Entergy's non-utility nuclear business signed an agreement with Rochester Gas and Electric Corporation (RG&E) to lease and operate the Nine Mile Point 1 and 2 nuclear power plants, totaling 1,754 MW, located in Scriba, New York. Nine Mile Point 1 is owned by Niagara Mohawk Power Corporation (NiMo), and Nine Mile Point 2 is co-owned by RG&E, NiMo, New York State Electric & Gas Corporation (NYSEG), Long Island Lighting Company doing business as LIPA, and Central Hudson Gas & Electric Corporation. The lease and operating agreement is subject to RG&E's acquisition of NiMo and NYSEG's ownership interests in the plants under RG&E's right of first refusal and is subject to approval by the New York Public Service Commission (NYPSC). NiMo and NYSEG initiated a proceeding before the NYPSC seeking authorization for the sale of their ownership interests in Nine Mile Point 1 and 2 to a third party. Entergy intervened in the proceedings, but on April 25, 2000, NiMo and NYSEG moved to withdraw the request for authority to transfer their interests in the Nine Mile plants on the grounds that there are multiple parties who wish to acquire them. The NYPSC encouraged the owners of the Nine Mile plants to determine the market

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


value of the plants through an open bid process, which will likely take place during the fall of 2000. Entergy expects to participate in the bidding to acquire the Nine Mile plants, or will seek a contract to lease and operate them.

     In May 2000, Entergy and Koch Industries, Inc. agreed to form a new joint venture company to be called Entergy-Koch L.P. Entergy will contribute to the venture its power marketing and trading business in the United States and the United Kingdom as well as approximately $350 million in cash. Of the $350 million, management expects approximately $200 million will be funded with debt that is non-recourse to Entergy Corporation, and approximately $150 million will be provided by Entergy from available cash. Koch Industries, Inc. will contribute to the venture its 10,000-mile Koch Gateway Pipeline, gas storage facilities including the Bistineau storage facility near Shreveport, Louisiana, and Koch Energy Trading, which markets and trades electricity, gas, weather derivatives and other energy-related commodities and services. The parties will have equal ownership interests in Entergy-Koch L.P., which will be governed by an eight-member board of directors. Entergy will have the right to appoint four members of the board. The venture, which will require prior approval from FERC and from the SEC under PUHCA, is expected to become operational near the end of 2000.

      In June 2000, Entergy announced a plan with The Shaw Group Inc. to form a new joint venture to be called Entergy-Shaw. The joint venture will provide management, engineering, procurement, construction, and commissioning services for electric power plants. Entergy-Shaw plans to operate in the rapidly growing electric power generation market, including providing services for Entergy's power development plans in North America and Europe. Entergy-Shaw is developing a market-driven reference plant design that is expected to reduce power plant capital costs significantly, while also reducing construction, commissioning, and operating risks. Entergy and Shaw will each own a 50% interest in the joint venture. Entergy does not expect to make a material capital contribution to this joint venture.

      Entergy's ability to invest in domestic and foreign generation businesses is subject to the SEC's regulations under PUHCA. These regulations limit the total amount that Entergy may invest in domestic and foreign generation businesses to 50 percent of consolidated retained earnings at the time an investment is made. In June 2000, the SEC issued an order that allows Entergy's EWG and FUCO investments to increase from 50% to 100% of Entergy's consolidated retained earnings. Entergy's ability to issue guarantees to its non-utility companies is currently limited by the SEC to a total of $750 million. Entergy currently has an application pending before the SEC to increase this limit by $2 billion.

       Under  PUHCA,  the  SEC  imposes  a  limit  equal  to  15%  of consolidated capitalization on the amount that may be invested in "energy-related" businesses without specific SEC approval. Entergy has made investments in energy-related businesses, including power marketing and trading. Entergy's available capacity to make additional investments at June 30, 2000 was approximately $1.8 billion. Management expects the available capacity to be partially reduced by Entergy's anticipated investment in Entergy-Koch L.P.

      In the six months ended June 30, 2000, Entergy Corporation paid $139.6 million in cash dividends on its common stock and received dividend payments totaling $338.8 million from subsidiaries. Declarations of dividends on Entergy's common stock are made at the discretion of the Board. The Board evaluates the level of dividends based upon Entergy's earnings and financial strength. Dividend restrictions are discussed in Note 8 to the financial statements in the Form 10-K. Under the Merger Agreement Entergy can continue to pay dividends at existing levels with increases permitted up to 5% of the amount of the previous twelve-month period.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                   LIQUIDITY AND CAPITAL RESOURCES


     In October 1998, the Board approved a plan for the repurchase of Entergy common stock through December 31, 2001 to fulfill the requirements of various compensation and benefit plans. This stock repurchase plan provides for purchases in the open market of up to 5 million shares for an aggregate consideration of up to $250 million. In July 1999, the Board approved the commitment of up to an additional $750 million for the repurchase of Entergy common stock through December 31, 2001. Shares are purchased on a discretionary basis. As of June 30, 2000, Entergy has repurchased 24.7 million shares for an aggregate amount of $636.5 million under these authorizations. As discussed previously, under the terms of the July 30, 2000 Merger Agreement between Entergy and FPL Group, Entergy will use its commercially reasonable efforts to purchase in open market transactions $430 million of shares of its common stock prior to the close of the Merger.

      Entergy issues shares under its Dividend Reinvestment and Stock Purchase Plan and other compensation and benefit plans. See Note 3 to the financial statements for stock repurchases and issuances made during the six months ended June 30, 2000.

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

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      Entergy's results of operations are discussed in two business categories, "Domestic Utility Companies and System Energy" and "Competitive Businesses". Domestic Utility Companies and System Energy is Entergy's predominant business segment, contributing 79% and 78% of Entergy's operating revenue for the three and six months ended June 30, 2000, respectively, and 76% and 77% of its net income for the three and six months ended June 30, 2000, respectively. Competitive Businesses include the following segments discussed in
Note 6 to the financial statements: "Power Marketing and Trading" and "All Other". "All other" principally includes global power development, non-utility nuclear power, and the parent holding company, Entergy Corporation. The elimination of power marketing and trading mark-to-market profits on intercompany power transactions is also included in "All Other".

Net Income

      Entergy Corporation's consolidated net income increased for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999 primarily due to:

     o overall increases of $12.1 million and $16.8 million in net income for the three and six months ended June 30, 2000, respectively, from the domestic utility companies and System Energy, primarily due to a decrease in reserves recorded in 2000 for potential rate actions and a decrease in interest and other charges at System Energy. The overall increases in net income were partially offset by increases in other operation and maintenance expenses at the domestic utility companies and an increase in the effective income tax rate; and
     o increases in net income of $20.0 million and $25.4 million for the three and six months ended June 30, 2000, respectively, from competitive businesses, primarily resulting from the operation of Pilgrim and liquidated damages received from the Saltend contractor as compensation for lost operating margin from the Saltend plant due to construction delays. The increases were partially offset by an increase in the effective tax rate. Pilgrim did not generate any revenues for Entergy in the six months ended June 30, 1999 because Entergy did not acquire it until July 1999.

     Consolidated net income also increased for the six months ended June 30, 2000 due to an increase in net income of $29.3 million for the power marketing and trading business primarily resulting from improved trading results and higher summer 2000 forward electricity prices affecting the mark-to-market valuation.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Domestic Utility Companies and System Energy

Revenues and Sales

      The changes in electric operating revenues associated with the domestic utility companies for the three and six months ended June 30, 2000 are as follows:

                                     Three Months Ended   Six Months Ended
            Description              Increase/(Decrease)  Increase/(Decrease)
                                                  (In Millions)

Base revenues                              ($52.5)               ($76.3)
Rate riders                                  (4.8)                (10.6)
Fuel cost recovery                           97.4                 198.7
Sales volume/weather                          6.9                  24.9
Other revenue (including unbilled)           (1.5)                 16.9
Sales for resale                              6.1                  12.3
                                            -----                ------
   Total                                    $51.6                $165.9
                                            =====                ======

Base revenues

      Base revenues decreased for the three and six months ended June 30, 2000 primarily due to the reversal of regulatory reserves associated with the accelerated amortization of accounting order deferrals in 1999 in conjunction with the Texas rate settlement at Entergy Gulf States. The net income effect of this reversal was largely offset by the amortization of rate deferrals in 1999 discussed below. Base revenues also decreased for the six months ended June 30, 2000 due to provisions for potential rate refunds at Entergy Louisiana.

      The decrease was partially offset by reserves of $33 million recorded in 1999 for actual and potential refunds to Louisiana and Texas retail customers at Entergy Gulf States.

Rate riders

     Rate rider revenues do not affect net income because they are offset by specific incurred expenses.

     Rate rider revenues decreased for the three and six months ended June 30, 2000 as a result of the decreased ANO Decommissioning and Grand Gulf 1 riders at Entergy Arkansas, both of which became effective in January 2000.

Fuel cost recovery

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that is offset by specific incurred fuel costs.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


      Fuel cost recovery revenues increased for the three and six months ended June 30, 2000 due to:

     o an increased fuel factor implemented in September 1999 in Texas for Entergy Gulf States;
     o a fuel surcharge implemented in January 2000 in Texas for Entergy Gulf States;
     o an increase in the energy cost recovery rate that became effective in April 2000 at Entergy Arkansas;
     o higher fuel costs at Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans due to the increased market price of gas; and
     o an  increase in the energy cost recovery rate  at  Entergy
       Mississippi that became effective in January 2000.

Sales volume/weather

      Sales volume increased for the three and six months ended June 30, 2000 due to more favorable weather as well as increased usage by industrial customers at Entergy Gulf States and Entergy Louisiana.

Other revenue (including unbilled)

     Other revenue increased for the six months ended June 30, 2000 primarily due to increased unbilled revenue volume and the addition of unbilled revenue for wholesale customers in Arkansas to the unbilled balance, partially offset by the effect of a change in estimate on unbilled revenues in the second quarter of 1999. The changed estimate more closely aligned the fuel component of unbilled revenues with regulatory treatment.

Sales for resale

      Sales for resale increased for the three and six months ended June 30, 2000 due to increased generation and subsequent sales from River Bend in 2000 at Entergy Gulf States as a result of a refueling outage in the second quarter of 1999.

     Sales for resale also increased for the six months ended June 30, 2000 due to increased nuclear generation compared with 1999 at Entergy Arkansas, coupled with an increase in the market price of energy.

Expenses

Fuel and purchased power expenses

      Fuel and purchased power expenses increased $93.1 million and $222.6 million for the three and six months ended June 30, 2000, respectively, primarily due to:

     o a shift from lower priced coal to higher priced gas and purchased power at Entergy Arkansas due to scheduled maintenance outages;
     o an increase in the market prices of purchased power and gas in 2000;
     o a shift to higher priced purchased power at Entergy Louisiana due to a planned outage at Waterford 3 in June 2000 and reduced gas generation; and
     o increased nuclear fuel expense in the second quarter of 2000 due to a scheduled outage at Entergy Gulf States in the second quarter of 1999.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


     Fuel and purchased power expenses also increased for the six months ended June 30, 2000 primarily due to an adjustment of Entergy Gulf States' Texas jurisdiction deferred fuel balance as a result of the fuel reconciliation settlement with the PUCT. The increase was also due to a shift from lower priced coal to higher priced purchased power and gas at Entergy Gulf States as a result of scheduled outages in the first quarter of 2000. These increases were partially offset by an adjustment that increased the deferred fuel balance at Entergy Arkansas.

Other operation and maintenance

     Other operation and maintenance expenses increased $38.0 million and $20.4 million for the three and six months ended June 30, 2000, respectively, primarily due to:

     o maintenance and planned outages for Entergy Louisiana at Waterford 3 and certain fossil plants;
     o the capitalization of costs associated with return-to-service generation projects in 1999 for Entergy Arkansas, Entergy Louisiana, and Entergy New Orleans;
     o increased environmental reserves at Entergy Louisiana; and
     o an increase in customer service expenses, such as vegetation management at Entergy Arkansas and Entergy Louisiana.

     The  increases were partially offset by the following at Entergy
Gulf States:

     o decreased general plant maintenance in 2000; and
     o decreased environmental and injuries and damages reserves in 2000.

Amortization of rate deferrals

      Amortization of rate deferrals decreased $80 million for the three and six months ended June 30, 2000 primarily due to the large reduction in the rate deferral balance resulting from the PUCT's approval in June 1999 of the Texas rate settlement at Entergy Gulf States.

Other

Other income

      Other income decreased $8.1 million and $6.6 million for the three and six months ended June 30, 2000, respectively, due to the reversal of the provision for abeyed River Bend plant costs at Entergy Gulf States in 1999, which exceeded the write-down of the plant, as the result of the June 1999 PUCT approval of the settlement agreement.

Interest charges

      Interest on long-term debt decreased $8.1 million for the six months ended June 30, 2000 primarily due to the retirement and refinancing of certain long-term debt at Entergy Gulf States, Entergy Louisiana, and System Energy in 1999.

     Other interest decreased $22.7 million and $15.7 million for the three and six months ended June 30, 2000, respectively, due to an adjustment in 1999 at System Energy to the interest recorded for the potential refund to customers of its proposed rate increase pending at FERC.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Competitive Businesses

Revenues and Sales

      Competitive business revenues decreased approximately $229 million and $172 million for the three and six months ended June 30, 2000, respectively. The decrease was primarily due to a decrease in revenue from the power marketing and trading business resulting from decreased electricity and gas trading volumes.

      Partially offsetting the decrease in 2000 was the increase in revenues for the non-utility nuclear business. For the three and six months ended June 30, 2000, the non-utility nuclear business had increased revenues of $60 million and $120 million, respectively, primarily from the operation of Pilgrim, which was purchased in July 1999.

      Although revenues for the power marketing and trading business decreased, the power marketing and trading business had an increase in net income of $29.3 million for the six months ended June 30, 2000 due to:

     o decreased purchased power expenses as discussed below;
     o improved trading performance; and
     o higher summer 2000 forward market electricity prices affecting the mark-to-market valuation.

Expenses

Fuel and purchased power expenses

      Fuel and purchased power expenses decreased $289 million and $320 million for the three and six months ended June 30, 2000, respectively. The decrease is attributable to decreased electricity and gas trading volumes in the power marketing and trading business. The overall decrease was partially offset by an increase in fuel and purchased power expenses related to the operation of Pilgrim.

Other operation and maintenance

      Other operation and maintenance expenses increased $28 million for the six months ended June 30, 2000. The increase is primarily attributable to expenses incurred by the non-utility nuclear business from the operation of Pilgrim.

Other

Other income

     Other income increased $25 million and $17 million for the three and six months ended June 30, 2000, respectively, due to the following:

     o liquidated damages of $32.9 million ($23.0 million net of tax) received from the Saltend contractor as compensation for lost operating margin from the plant due to construction delays;
     o a $20.5 million ($13.3 million net of tax) gain on the sale in June 2000 of the global power development business' investment in the Freestone project located in Fairfield, Texas; and
     o an increase in interest and dividend income in 2000.

                ENTERGY CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


     Partially offsetting these increases were the following in 1999:

     o a $26.7 million ($17 million net of tax) gain on the sale of Entergy Power Edesur Holdings in June;
     o a $12.9 million ($8 million net of tax) gain on sale of the Entergy Hyperion Telecommunications in June;
     o a $12.5 million ($.6 million net of tax) gain on the sale of Entergy Security, Inc. in January; and
     o a $7.6 million ($4.9 million net of tax) favorable adjustment to the final sale price of CitiPower in January.

Interest charges

     Other interest charges increased $10 million and $16 million for the three and six months ended June 30, 2000, respectively, primarily due to the accretion of the decommissioning liability associated with Pilgrim and higher interest expense from increased borrowings on Entergy Corporation's short-term credit facility.

Income Taxes

      The effective income tax rates for the three months ended June 30, 2000 and 1999 were 37.9% and 29.2%, respectively. The effective income tax rates for the six months ended June 30, 2000 and 1999 were 39.6% and 31.8%, respectively. The increase was primarily due to the recognition in 1999 of deferred tax benefits related to the expected utilization of foreign tax credits resulting in lower income taxes.

                              ENTERGY CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                    For the Three and Six Months Ended June 30, 2000 and 1999
                                           (Unaudited)

                                               Three Months Ended           Six Months Ended
                                               2000         1999           2000          1999
                                                      (In Thousands, Except Share Data)
          OPERATING REVENUES
Domestic electric                           $1,664,688    $1,613,136    $3,017,570     $2,851,719
Natural gas                                     28,396        22,149        74,292         59,880
Steam products                                       -         7,254             -         15,550
Competitive businesses                         444,704       673,865       857,418      1,029,177
                                            -----------------------------------------------------
TOTAL                                        2,137,788     2,316,404     3,949,280      3,956,326
                                            -----------------------------------------------------
          OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                  464,436       490,871       962,190        893,844
   Purchased power                             502,521       676,827       872,064      1,050,626
   Nuclear refueling outage expenses            16,629        17,135        35,186         36,820
   Other operation and maintenance             450,223       410,707       827,634        778,338
Decommissioning                                  6,169        10,758        17,106         23,432
Taxes other than income taxes                   83,540        83,053       163,158        166,121
Depreciation and amortization                  178,749       176,707       357,025        361,549
Other regulatory credits - net                  (5,900)       (2,372)      (20,506)       (18,970)
Amortization of rate deferrals                   7,883        88,767        15,279         97,180
                                            -----------------------------------------------------
TOTAL                                        1,704,250     1,952,453     3,229,136      3,388,940
                                            -----------------------------------------------------
OPERATING INCOME                               433,538       363,951       720,144        567,386
                                            -----------------------------------------------------
             OTHER INCOME
Allowance for equity funds used during
  construction                                   8,041         7,348        15,735         12,759
Gain on sale of assets                          21,057        40,718        21,574         61,301
Miscellaneous - net                             73,651        40,064       102,633         60,016
                                            -----------------------------------------------------
TOTAL                                          102,749        88,130       139,942        134,076
                                            -----------------------------------------------------
      INTEREST AND OTHER CHARGES
Interest on long-term debt                     118,462       120,164       232,121        242,695
Other interest - net                            23,369        36,942        43,652         45,483
Distributions on preferred securities
  of subsidiary                                  4,709         4,710         9,419          9,419
Allowance for borrowed funds used
  during  Construction                          (5,889)       (5,926)      (11,977)       (10,405)
                                            -----------------------------------------------------
TOTAL                                          140,651       155,890       273,215        287,192
                                            -----------------------------------------------------
INCOME BEFORE INCOME TAXES                     395,636       296,191       586,871        414,270

Income taxes                                   149,863        86,433       232,688        131,606
                                            -----------------------------------------------------
CONSOLIDATED NET INCOME                        245,773       209,758       354,183        282,664

Preferred dividend requirements and
  other                                          8,581         9,981        18,131         20,706
                                            -----------------------------------------------------
EARNINGS APPLICABLE TO
COMMON STOCK                                  $237,192      $199,777      $336,052       $261,958
                                            =====================================================
See Notes to Financial Statements.


                   ENTERGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 2000 and 1999
                                 (Unaudited)

                                                 2000         1999
                                                  (In Thousands)
            OPERATING ACTIVITIES
Consolidated net income                         $354,183       $282,664
Noncash items included in net income:
  Amortization of rate deferrals                  15,279         97,180
  Reserve for regulatory adjustments              37,113         13,344
  Other regulatory credits - net                 (20,506)       (18,970)
  Depreciation, amortization, and
    decommissioning                              374,131        384,981
  Deferred income taxes and investment tax
    credits                                      (25,070)      (180,410)
  Allowance for equity funds used during
    construction                                 (15,735)       (12,759)
  Gain on sale of assets - net                   (21,574)       (61,301)
Changes in working capital:
  Receivables                                   (219,406)      (427,677)
  Fuel inventory                                 (28,416)       (36,600)
  Accounts payable                               185,462        353,302
  Taxes accrued                                  131,612        262,406
  Interest accrued                                26,391        (35,306)
  Deferred fuel                                 (154,214)       (18,029)
  Other working capital accounts                  59,295        (86,458)
Provision for estimated losses and reserves      (28,396)       (24,632)
Changes in other regulatory assets               (32,028)       (32,960)
Other                                             99,715        132,513
                                               ------------------------
Net cash flow provided by operating activities   737,836        591,288
                                               ------------------------

            INVESTING ACTIVITIES
Construction/capital expenditures               (822,584)      (545,842)
Allowance for equity funds used during
  construction                                    15,735         12,759
Nuclear fuel purchases                           (73,533)       (92,196)
Proceeds from sale/leaseback of nuclear fuel      43,758         75,097
Proceeds from sale of businesses                  61,519        351,082
Investment in other nonregulated/nonutility
  properties                                     (98,493)       (14,406)
Proceeds from other temporary investments        298,251              -
Decommissioning trust contributions and
  realized change in trust assets                (26,732)       (35,738)
Other                                              5,624         11,909
                                               ------------------------
Net cash flow used in investing activities      (596,455)      (237,335)
                                               ------------------------
See Notes to Financial Statements.


                      ENTERGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2000 and 1999
                                    (Unaudited)

                                                 2000         1999
                                                  (In Thousands)

            FINANCING ACTIVITIES
Proceeds from the issuance of:
  Long-term debt                                 925,889        617,220
  Common stock                                     9,385         11,664
Retirement of long-term debt                    (103,970)      (608,112)
Repurchase of common stock                      (392,591)       (14,957)
Redemption of preferred and preference stock    (152,493)       (76,758)
Changes in short-term borrowings - net           315,000       (215,500)
Dividends paid:
  Common stock                                  (139,585)      (144,059)
  Preferred stock                                (16,715)       (21,671)
                                              -------------------------
Net cash flow provided by (used in)
  financing activities                           444,920       (452,173)
                                              -------------------------
Effect of exchange rates on cash and cash
  equivalents                                     (2,946)          (541)
                                              -------------------------
Net increase (decrease) in cash and cash
  equivalents                                    583,355        (98,761)

Cash and cash equivalents at beginning of
  period                                       1,213,719      1,184,495
                                              -------------------------
Cash and cash equivalents at end of period    $1,797,074     $1,085,734
                                              =========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized        $224,697       $319,456
    Income taxes                                 $94,478        $50,819
  Noncash investing and financing activities:
    Change in unrealized appreciation of
      decommissioning trust assets                $7,379        $24,544

See Notes to Financial Statements.

                     ENTERGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                       June 30, 2000 and December 31, 1999
                                   (Unaudited)
                                                              2000          1999
                                                               (In Thousands)
                    CURRENT ASSETS
   Cash and cash equivalents:
     Cash                                                   $156,068      $108,198
     Temporary cash investments - at cost,
       which approximates market                           1,637,028     1,105,521
     Special deposits                                          3,978             -
                                                         -------------------------
           Total cash and cash equivalents                 1,797,074     1,213,719
                                                         -------------------------
   Other temporary investments - at cost,
       which approximates market                              23,100       321,351
   Notes receivable                                            3,643         2,161
   Accounts receivable:
     Customer                                                299,948       290,331
     Allowance for doubtful accounts                          (9,007)       (9,507)
     Other                                                   354,719       207,898
     Accrued unbilled revenues                               375,983       298,616
                                                         -------------------------
       Total receivables                                   1,021,643       787,338
                                                         -------------------------
   Deferred fuel costs                                       394,875       240,661
   Fuel inventory - at average cost                          122,835        94,419
   Materials and supplies - at average cost                  358,217       392,403
   Rate deferrals                                             24,265        30,394
   Deferred nuclear refueling outage costs                    33,708        58,119
   Prepayments and other                                     101,796        78,567
                                                         -------------------------
   TOTAL                                                   3,881,156     3,219,132
                                                         -------------------------
            OTHER PROPERTY AND INVESTMENTS
   Investment in subsidiary companies - at equity                214           214
   Decommissioning trust funds                             1,284,301     1,246,023
   Non-utility property - at cost (less accumulated
      depreciation)                                          327,191       317,165
   Non-regulated investments                                 264,442       198,003
   Other - at cost (less accumulated depreciation)
                                                              22,145        16,714
                                                         -------------------------
   TOTAL                                                   1,898,293     1,778,119
                                                         -------------------------
                     UTILITY PLANT
   Electric                                               23,421,808    23,163,161
   Plant acquisition adjustment                              398,797       406,929
   Property under capital lease                              771,466       768,500
   Natural gas                                               190,000       186,041
   Construction work in progress                           1,960,517     1,500,617
   Nuclear fuel under capital lease                          262,996       286,476
   Nuclear fuel                                              109,098        87,693
                                                         -------------------------
   TOTAL UTILITY PLANT                                    27,114,682    26,399,417
   Less - accumulated depreciation and amortization       11,248,370    10,898,661
                                                         -------------------------
   UTILITY PLANT - NET                                    15,866,312    15,500,756
                                                         -------------------------
           DEFERRED DEBITS AND OTHER ASSETS
   Regulatory assets:
     Rate deferrals                                            7,430        16,581
     SFAS 109 regulatory asset - net                       1,031,503     1,068,006
     Unamortized loss on reacquired debt                     192,493       198,631
     Other regulatory assets                                 706,401       637,870
   Long-term receivables                                      30,970        32,260
   Other                                                     709,718       533,732
                                                         -------------------------
   TOTAL                                                   2,678,515     2,487,080
                                                         -------------------------
   TOTAL ASSETS                                          $24,324,276   $22,985,087
                                                         =========================
   See Notes to Financial Statements.

                           ENTERGY CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                          LIABILITIES AND SHAREHOLDERS' EQUITY
                           June 30, 2000 and December 31, 1999
                                     (Unaudited)

                                                             2000           1999
                                                                (In Thousands)
                  CURRENT LIABILITIES
   Currently maturing long-term debt                        $194,108      $194,555
   Notes payable                                             435,716       120,715
   Accounts payable                                          796,560       707,678
   Customer deposits                                         164,986       161,909
   Taxes accrued                                             580,593       445,677
   Accumulated deferred income taxes                         115,987        72,640
   Nuclear refueling outage costs                              2,329        11,216
   Interest accrued                                          153,388       129,028
   Co-owner advances                                          14,382         7,018
   Obligations under capital leases                          175,466       178,247
   Other                                                     173,865       125,749
                                                         -------------------------
   TOTAL                                                   2,807,380     2,154,432
                                                         -------------------------
        DEFERRED CREDITS AND OTHER LIABILITIES
   Accumulated deferred income taxes                       3,224,430     3,310,340
   Accumulated deferred investment tax credits               506,142       519,910
   Obligations under capital leases                          177,874       205,464
   FERC settlement - refund obligation                        34,143        37,337
   Other regulatory liabilities                              225,843       199,139
   Decommissioning                                           725,858       703,453
   Transition to competition                                 176,722       157,034
   Regulatory reserves                                       415,420       378,307
   Accumulated provisions                                    280,378       279,425
   Other                                                     818,711       535,156
                                                         -------------------------
   TOTAL                                                   6,585,521     6,325,565
                                                         -------------------------
   Long-term debt                                          7,378,602     6,612,583
   Preferred stock with sinking fund                          69,650        69,650
   Preference stock                                                -       150,000
   Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust
     holdingsolely junior subordinated deferrable
     debentures                                              215,000       215,000

                 SHAREHOLDERS' EQUITY
   Preferred stock without sinking fund                      335,961       338,455
   Common stock, $.01 par value, authorized 500,000,000
     shares; issued 247,172,239 shares in 2000 and
     247,082,345 shares in 1999                                2,472         2,471
   Paid-in capital                                         4,636,407     4,636,163
   Retained earnings                                       2,982,495     2,786,467
   Accumulated other comprehensive income:
     Cumulative foreign currency translation
       adjustment                                            (69,811)      (68,782)
     Net unrealized investment losses                         (6,275)       (5,023)
   Less - treasury stock, at cost (23,709,144
      shares in 2000 and 8,045,434 shares in 1999)           613,126       231,894
                                                         -------------------------
   TOTAL                                                   7,268,123     7,457,857
                                                         -------------------------
      Commitments and Contingencies (Notes 1 and 2)

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $24,324,276   $22,985,087
                                                         =========================
   See Notes to Financial Statements.

                               ENTERGY CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF RETAINED EARNINGS, COMPREHENSIVE INCOME, AND PAID-IN CAPITAL
                     For the Three and Six Months Ended June 30, 2000 and 1999
                                            (Unaudited)

                                                                 Three Months Ended
                                                             2000                   1999
                                                                   (In Thousands)
                RETAINED EARNINGS
Retained Earnings - Beginning of period             $2,814,499             $2,514,735
     Add  - Earnings applicable to common stock        237,192  $237,192      199,777     $199,777
     Deduct:
        Dividends declared on common stock              68,393                 74,031
        Capital stock and other expenses                   803                    108
                                                    ----------             ----------
              Total                                     69,196                 74,139
                                                    ----------             ----------
Retained Earnings - End of period                   $2,982,495             $2,640,373
                                                    ==========             ==========

   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period                        ($79,447)              ($46,360)
Foreign currency translation adjustments                  (322)     (322)      (1,337)      (1,337)
Net unrealized investment gains                          3,683     3,683            -            -
                                                    ----------              ---------
Balance at end of period                              ($76,086)              ($47,697)
                                                    ==========  --------    =========     --------
Comprehensive Income                                            $240,553                  $198,440
                                                                ========                  ========

                 PAID-IN CAPITAL
Paid-in Capital - Beginning of period               $4,636,474             $4,631,040
     Other paid in capital                                 (67)                 1,486
                                                    ----------             ----------
Paid-in Capital - End of period                     $4,636,407             $4,632,526
                                                    ==========             ==========

                                                                  Six Months Ended
                                                             2000                   1999
                                                                   (In Thousands)

                RETAINED EARNINGS
Retained Earnings - Beginning of period             $2,786,467             $2,526,888
     Add  - Earnings applicable to common stock        336,052  $336,052      261,958     $261,958
     Deduct:
        Dividends declared on common stock             140,051                148,020
        Capital stock and other expenses                   (27)                   453
                                                    ----------             ----------
              Total                                    140,024                148,473
                                                    ----------             ----------
Retained Earnings - End of period                   $2,982,495             $2,640,373
                                                    ==========             ==========

   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance at beginning of period                        ($73,805)              ($46,739)
Foreign currency translation adjustments                (1,029)   (1,029)        (958)        (958)
Net unrealized investment losses                        (1,252)   (1,252)           -            -
                                                    ----------             ----------
Balance at end of period                              ($76,086)              ($47,697)
                                                    ==========  --------   ==========     --------
Comprehensive Income                                            $333,771                  $261,000
                                                                ========                  ========

                 PAID-IN CAPITAL
Paid-in Capital - Beginning of period               $4,636,163             $4,630,609
     Other paid in capital                                 244                  1,917
                                                    ----------             ----------
Paid-in Capital - End of period                     $4,636,407             $4,632,526
                                                    ==========             ==========

See Notes to Financial Statements.

                       ENTERGY CORPORATION AND SUBSIDIARIES
                            SELECTED OPERATING RESULTS
            For the Three and Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                         Three Months Ended        Increase/
             Description                  2000         1999       (Decrease)    %
                                            (In Millions)
Domestic Electric Operating Revenues:
  Residential                              $524.9       $497.8         $27.1     5
  Commercial                                387.7        358.8          28.9     8
  Industrial                                497.1        449.6          47.5    11
  Governmental                               41.3         38.4           2.9     8
                                         -----------------------------------
    Total retail                          1,451.0      1,344.6         106.4     8
  Sales for resale                           92.9         86.8           6.1     7
  Other                                     120.8        181.7         (60.9)  (34)
                                         -----------------------------------
    Total                                $1,664.7     $1,613.1         $51.6     3
                                         ===================================
Billed Electric Energy
 Sales (GWH):
  Residential                               6,857        6,850             7     -
  Commercial                                5,880        5,741           139     2
  Industrial                               11,021       10,827           194     2
  Governmental                                635          624            11     2
                                         -----------------------------------
    Total retail                           24,393       24,042           351     1
  Sales for resale                          2,523        2,094           429    20
                                         -----------------------------------
    Total                                  26,916       26,136           780     3
                                         ===================================

                                           Six Months Ended         Increase/
             Description                  2000         1999        (Decrease)    %
                                            (In Millions)
Domestic Electric Operating Revenues:
  Residential                              $993.1       $929.8         $63.3     7
  Commercial                                734.5        675.0          59.5     9
  Industrial                                950.5        856.2          94.3    11
  Governmental                               80.1         74.4           5.7     8
                                          ----------------------------------
    Total retail                          2,758.2      2,535.4         222.8     9
  Sales for resale                          176.2        163.9          12.3     8
  Other                                      83.2        152.4         (69.2)  (45)
                                         -----------------------------------
    Total                                $3,017.6     $2,851.7        $165.9     6
                                         ===================================
Billed Electric Energy
 Sales (GWH):
  Residential                              13,369       13,267           102     1
  Commercial                               11,160       10,910           250     2
  Industrial                               21,638       21,043           595     3
  Governmental                              1,222        1,213             9     1
                                         -----------------------------------
    Total retail                           47,389       46,433           956     2
  Sales for resale                          4,795        4,303           492    11
                                         -----------------------------------
    Total                                  52,184       50,736         1,448     3
                                         ===================================


                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income increased for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999 primarily due to increased electric operating revenues, partially offset by an increase in other operation and maintenance expenses.

Revenues and Sales

      The changes in electric operating revenues for the three months and six months ended June 30, 2000 are as follows:

                                Three Months Ended   Six Months Ended
           Description          Increase/(Decrease  Increase/(Decrease)
                                            (In Millions)

Base revenues                          $1.7               $2.4
Rate riders                            (5.6)             (12.0)
Fuel cost recovery                     10.9               21.7
Sales volume/weather                    1.7                3.0
Other revenue (including unbilled)     19.6               27.0
Sales for resale                       32.3               53.4
                                      -----              -----
   Total                              $60.6              $95.5
                                      =====              =====


Rate riders

      Rate rider revenues do not affect net income because they are offset by specific incurred expenses.

     Rate rider revenues decreased for the three and six months ended June 30, 2000 as a result of the decreased ANO Decommissioning and Grand Gulf rate riders, both of which became effective in January 2000. The ANO Decommissioning rider allows Entergy Arkansas to recover the decommissioning costs associated with ANO 1 and 2. The Grand Gulf rate rider allows Entergy Arkansas to recover its share of operating costs for Grand Gulf 1.

Fuel cost recovery

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that is offset by specific incurred fuel costs.

     Fuel cost recovery revenues increased for the three months ended June 30, 2000 primarily due to an increase in the energy cost recovery rider (ECR) in April 2000. The increase in the ECR allows Entergy Arkansas to recover previously deferred fuel expenses.

      Fuel cost recovery revenues increased for the six months ended June 30, 2000 primarily due to the increase in the ECR in April 1999 affecting first quarter revenues and the increase in the ECR in April 2000 affecting second quarter revenues.

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Other revenue (including unbilled)

      Other revenue increased for the three and six months ended June 30, 2000 primarily due to increased unbilled revenue volume for retail customers, the addition of unbilled revenue for wholesale customers to the unbilled balance, and the effect of a change in estimate on unbilled revenues in the second quarter of 1999. The changed estimate more closely aligned the fuel component of unbilled revenues with regulatory treatment.

Sales for resale

      Sales for resale increased for the three and six months ended June 30, 2000 primarily due to an increase in the market price of electricity.

Expenses

Fuel and purchased power expenses

      Fuel and purchased power expenses increased for the three and six months ended June 30, 2000 primarily due to a shift to higher priced gas generation from lower priced coal generation resulting from planned maintenance outages at the White Bluff and Independence coal plants as well as an increase in the market price of purchased power and increased purchased power volume. Fuel and purchased power expenses also increased for the six months ended June 30, 2000 due to increased nuclear generation in 2000 due to a refueling outage at ANO 2 in the first quarter of 1999. The increased fuel and purchased power expenses for the six months ended June 30, 2000 were partially offset by an adjustment to the deferred fuel balance to reflect deferred fuel costs that Entergy Arkansas expects to recover in the future.

Other operation and maintenance

     Other operation and maintenance expenses increased for the three and six months ended June 30, 2000 primarily due to:

     o capitalization of costs in June 1999 associated with return-to-service projects for certain fossil plants;
     o increased  vegetation management costs; and
     o increased expenses for outside services employed.

These increased expenses for the six months ended June 30, 2000 were partially offset by a larger nuclear insurance refund in 2000 compared to 1999.

Decommissioning

      Decommissioning expense decreased for the three and six months ended June 30, 2000 primarily due to a true-up of the decommissioning liability in June 2000 for previous over-accruals.

                       ENTERGY ARKANSAS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Other regulatory credits

      Other regulatory credits increased for the three and six months ended June 30, 2000 primarily due to an increased under-recovery of Grand Gulf 1 costs as a result of the decreased rate rider that became effective in January 2000 as ordered by the APSC. This increase was partially offset by an adjustment to the transition cost account as discussed in Note 2 to the financial statements.

Other

Income taxes

      The effective income tax rates for the three months ended June 30, 2000 and 1999 were 38.5% and 32.4%, respectively. The effective income tax rates for the six months ended June 30, 2000 and 1999 were 39.6% and 29.3%, respectively. The increases in the effective tax rates were due to increased pre-tax income for the three and six months ended June 30, 2000 combined with decreased flow-through tax benefits during those periods. These flow-through items include a tax liability on nuclear fuel purchases for 2000 compared with a tax credit on nuclear fuel purchases for 1999.

                                 ENTERGY ARKANSAS, INC.
                                   INCOME STATEMENTS
               For the Three and Six Months Ended June 30, 2000 and 1999
                                      (Unaudited)

                                             Three Months Ended     Six Months Ended
                                             2000       1999       2000         1999
                                              (In Thousands)         (In Thousands)
          OPERATING REVENUES
Domestic electric                           $447,823   $387,191  $794,700       $699,160
                                            --------------------------------------------
          OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                102,179     84,855   149,856        133,647
   Purchased power                           120,163    102,800   218,960        197,743
   Nuclear refueling outage expenses           6,439      7,464    12,878         15,530
   Other operation and maintenance            99,583     83,255   175,508        165,464
Decommissioning                               (2,741)     2,317      (713)         4,777
Taxes other than income taxes                  8,979      9,259    17,695         18,516
Depreciation and amortization                 41,695     40,929    82,996         82,598
Other regulatory credits - net               (11,405)    (3,900)  (22,170)       (11,487)
                                           ---------------------------------------------
TOTAL                                        364,892    326,979   635,010        606,788
                                           ---------------------------------------------
OPERATING INCOME                              82,931     60,212   159,690         92,372
                                           ---------------------------------------------
             OTHER INCOME
Allowance for equity funds used during
  construction                                  3,842      3,434     7,420         5,845
Miscellaneous - net                               695       (194)    2,239           742
                                            --------------------------------------------
TOTAL                                           4,537      3,240     9,659         6,587
                                            --------------------------------------------
      INTEREST AND OTHER CHARGES
Interest on long-term debt                    23,229     20,024    44,134         40,698
Other interest - net                           2,111      1,565     4,408          3,090
Distributions on preferred securities
  of subsidiary                                1,275      1,275     2,550          2,550
Allowance for borrowed funds used
  during construction                         (2,512)    (2,221)   (4,816)        (3,878)
                                            --------------------------------------------
TOTAL                                         24,103     20,643    46,276         42,460
                                            --------------------------------------------
INCOME BEFORE INCOME TAXES                    63,365     42,809   123,073         56,499

Income taxes                                  24,387     13,880    48,781         16,559
                                            --------------------------------------------
NET INCOME                                    38,978     28,929    74,292         39,940

Preferred dividend requirements and other      1,944      2,403     3,888          4,824
                                            --------------------------------------------
EARNINGS APPLICABLE TO
COMMON STOCK                                 $37,034    $26,526   $70,404        $35,116
                                            ============================================
See Notes to Financial Statements.

                             ENTERGY ARKANSAS, INC.
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                         2000           1999
                                                             (In Thousands)
              OPERATING ACTIVITIES
Net income                                                 $74,292        $39,940
Noncash items included in net income:
  Other regulatory credits - net                           (22,170)       (11,487)
  Depreciation, amortization, and decommissioning           82,283         87,375
  Deferred income taxes and investment tax
    credits                                                 (7,228)        (8,302)
  Allowance for equity funds used during
    construction                                            (7,420)        (5,845)
  Loss on sale of assets                                         -              2
Changes in working capital:
  Receivables                                              (54,442)        (6,379)
  Fuel inventory                                            (4,858)       (14,509)
  Accounts payable                                         (46,445)         3,009
  Taxes accrued                                             47,006         12,283
  Interest accrued                                           5,535           (927)
  Deferred fuel costs                                        1,441         23,797
  Other working capital accounts                            28,184          8,018
Provision for estimated losses and reserves                 (2,577)       (13,954)
Changes in other regulatory assets                         (17,793)       (29,612)
Other                                                       33,887         37,603
                                                          -----------------------
Net cash flow provided by operating activities             109,695        121,012
                                                          -----------------------
              INVESTING ACTIVITIES
Construction expenditures                                 (156,875)      (122,428)
Allowance for equity funds used during
  construction                                               7,420          5,845
Nuclear fuel purchases                                        (148)       (25,859)
Proceeds from sale/leaseback of nuclear fuel                   148         25,859
Decommissioning trust contributions and realized
    change in trust assets                                  (5,670)       (10,111)
                                                          -----------------------
Net cash flow used in investing activities                (155,125)      (126,694)
                                                          -----------------------
              FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                            99,487              -
Retirement of:
  Long-term debt                                                 -        (39,267)
  Redemption of preferred stock                                  -         (2,027)
Dividends paid:
  Common stock                                              (5,600)        (8,200)
  Preferred stock                                           (1,859)        (4,873)
                                                           ----------------------
Net cash flow provided by (used in) financing
  activities                                                92,028        (54,367)
                                                           ----------------------
Net increase (decrease) in cash and cash
  equivalents                                               46,598        (60,049)

Cash and cash equivalents at beginning of period             6,862         93,105
                                                           ----------------------
Cash and cash equivalents at end of period                 $53,460        $33,056
                                                           ======================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                     $43,037        $44,738
  Income taxes                                               ($883)       $12,250
 Noncash investing and financing activities:
  Change in unrealized appreciation of
   decommissioning trust assets                             $4,506        $13,289

See Notes to Financial Statements.

                              ENTERGY ARKANSAS, INC.
                                  BALANCE SHEETS
                                      ASSETS
                        June 30, 2000 and December 31, 1999
                                    (Unaudited)

                                                               2000         1999
                                                                (In Thousands)
                    CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                          $6,233       $6,862
  Temporary cash investments - at cost,
    which approximates market                                   47,227            -
                                                            -----------------------
        Total cash and cash equivalents                         53,460        6,862
                                                            -----------------------
Accounts receivable:
  Customer                                                      70,257       73,357
  Allowance for doubtful accounts                               (1,768)      (1,768)
  Associated companies                                          50,636       27,073
  Other                                                         18,770        5,583
  Accrued unbilled revenues                                     74,392       53,600
                                                            -----------------------
    Total receivables                                          212,287      157,845
                                                            -----------------------
Deferred fuel costs                                             40,179       41,620
Fuel inventory - at average cost                                29,343       24,485
Materials and supplies - at average cost                        79,144       85,612
Deferred nuclear refueling outage costs                         15,408       28,119
Prepayments and other                                            8,426        6,480
                                                            -----------------------
TOTAL                                                          438,247      351,023
                                                            -----------------------
            OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                  11,215       11,215
Decommissioning trust funds                                    354,187      344,011
Non-utility property - at cost (less accumulated depreciation)   1,461        1,463
Other - at cost (less accumulated depreciation)                  3,034        3,033
                                                            -----------------------
TOTAL                                                          369,897      359,722
                                                            -----------------------
                     UTILITY PLANT
Electric                                                     4,912,483    4,854,433
Property under capital lease                                    43,480       44,471
Construction work in progress                                  363,311      267,091
Nuclear fuel under capital lease                                79,405       85,725
Nuclear fuel                                                     8,085        9,449
                                                            -----------------------
TOTAL UTILITY PLANT                                          5,406,764    5,261,169
Less - accumulated depreciation and amortization             2,480,896    2,401,021
                                                            -----------------------
UTILITY PLANT - NET                                          2,925,868    2,860,148
                                                            -----------------------
           DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                              185,987      192,344
  Unamortized loss on reacquired debt                           46,295       48,193
  Other regulatory assets                                      131,109      106,959
Other                                                           12,461       14,125
                                                            -----------------------
TOTAL                                                          375,852      361,621
                                                            -----------------------
TOTAL ASSETS                                                $4,109,864   $3,932,514
                                                            =======================
See Notes to Financial Statements.

                             ENTERGY ARKANSAS, INC.
                                  BALANCE SHEETS
                       LIABILITIES AND SHAREHOLDERS' EQUITY
                        June 30, 2000 and December 31, 1999
                                    (Unaudited)

                                                               2000         1999
                                                                (In Thousands)
                  CURRENT LIABILITIES
Currently maturing long-term debt                                 $220         $220
Notes payable                                                      667          667
Accounts payable
  Associated companies                                          50,143       81,958
  Other                                                         88,330      102,959
Customer deposits                                               28,043       26,320
Taxes accrued                                                   85,537       38,532
Accumulated deferred income taxes                               42,138       38,649
Interest accrued                                                27,913       22,378
Co-owner advances                                               22,470       15,338
Obligations under capital leases                                55,265       55,150
Other                                                           15,724       11,598
                                                            -----------------------
TOTAL                                                          416,450      393,769
                                                            -----------------------
        DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                              701,715      713,622
Accumulated deferred investment tax credits                     90,822       94,852
Obligations under capital leases                                67,620       75,045
Other regulatory liabilities                                    93,070       88,563
Transition to competition                                      116,982      109,933
Accumulated provisions                                          40,711       43,288
Other                                                           51,099       51,080
                                                            -----------------------
TOTAL                                                        1,162,019    1,176,383
                                                            -----------------------
Long-term debt                                               1,235,070    1,130,801
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures              60,000       60,000

                 SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                           116,350      116,350
Common stock, $0.01  par value, authorized 325,000,000
  shares; issued 46,980,196 shares in 2000 and 1999                470          470
Paid-in capital                                                591,127      591,127
Retained earnings                                              528,378      463,614
                                                            -----------------------
TOTAL                                                        1,236,325    1,171,561
                                                            -----------------------
Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $4,109,864   $3,932,514
                                                            =======================
See Notes to Financial Statements.

                          ENTERGY ARKANSAS, INC.
                        SELECTED OPERATING RESULTS
        For the Three and Six Months Ended June 30, 2000 and 1999
                               (Unaudited)


                                     Three Months Ended    Increase/
          Description                 2000       1999     (Decrease)     %
                                               (In Millions)
Electric Operating Revenues:
  Residential                        $112.4     $110.9        $1.5       1
  Commercial                           72.3       68.5         3.8       6
  Industrial                           83.9       80.6         3.3       4
  Governmental                          3.7        3.6         0.1       3
                                     -----------------------------
    Total retail                      272.3      263.6         8.7       3
  Sales for resale
     Associated companies              93.4       60.9        32.5      53
     Non-associated companies          49.1       49.3        (0.2)      -
  Other                                33.0       13.4        19.6     146
                                     -----------------------------
    Total                            $447.8     $387.2       $60.6      16
                                     =============================
Billed Electric Energy
 Sales (GWH):
  Residential                         1,302      1,310          (8)     (1)
  Commercial                          1,161      1,128          33       3
  Industrial                          1,714      1,694          20       1
  Governmental                           58         57           1       2
                                     -----------------------------
    Total retail                      4,235      4,189          46       1
  Sales for resale
     Associated companies             2,584      2,734        (150)     (5)
     Non-associated companies         1,341      1,295          46       4
                                     -----------------------------
    Total                             8,160      8,218         (58)     (1)
                                     =============================



                                      Six Months Ended     Increase/
          Description                 2000       1999     (Decrease)     %
                                            (In Millions)
Electric Operating Revenues:
  Residential                        $230.1     $227.6        $2.5       1
  Commercial                          134.5      128.1         6.4       5
  Industrial                          157.5      151.4         6.1       4
  Governmental                          7.0        6.9         0.1       1
                                     -----------------------------
    Total retail                      529.1      514.0        15.1       3
  Sales for resale
     Associated companies             138.1       90.3        47.8      53
     Non-associated companies          91.4       85.8         5.6       7
  Other                                36.1        9.1        27.0     297
                                     -----------------------------
    Total                            $794.7     $699.2       $95.5      14
                                     =============================
Billed Electric Energy
 Sales (GWH):
  Residential                         2,852      2,865         (13)      -
  Commercial                          2,237      2,187          50       2
  Industrial                          3,366      3,300          66       2
  Governmental                          112        112           -       -
                                     -----------------------------
    Total retail                      8,567      8,464         103       1
  Sales for resale
     Associated companies             4,265      4,270          (5)      -
     Non-associated companies         2,491      2,116         375      18
                                     -----------------------------
    Total                            15,323     14,850         473       3
                                     =============================

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income increased for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999 due to increased sales volume, decreased other operation and maintenance expenses, decreased depreciation and amortization expenses, and decreases in regulatory reserves.

      The increase for the six months ended June 30, 2000 was partially offset by an adjustment to the deferred fuel balance to reflect regulatory actions in the first quarter of 2000.

Revenues and Sales

Electric operating revenues

     The changes in electric operating revenues for the three and six months ended June 30, 2000 are as follows:

                               Three Months Ended    Six Months Ended
           Description         Increase/(Decrease)  Increase/(Decrease)
                                           (In Millions)
Base revenues                         ($54.3)            ($45.9)
Fuel cost recovery                      65.5              116.6
Sales volume/weather                     7.9               14.8
Other revenue (including unbilled)       6.8                5.0
Sales for resale                        20.2               22.6
				       -----             ------
   Total                               $46.1             $113.1
                                       =====             ======

Base revenues

     Base revenues decreased for the three and six months ended June 30, 2000 primarily due to the reversal of regulatory reserves associated with the accelerated amortization of accounting order deferrals in 1999 in conjunction with the Texas rate settlement, the net income effect in 1999 of which was largely offset by the amortization of rate deferrals discussed below.

     These decreases were partially offset by reserves recorded in 1999 for actual and potential refunds to Louisiana and Texas retail customers at Entergy Gulf States.

Fuel cost recovery

     Fuel cost recovery revenues do not affect net income because they are an increase to revenues that is offset by specific incurred fuel costs.

     Fuel cost recovery revenues increased for the three and six months ended June 30, 2000 due to a higher fuel factor that became effective in September 1999 and a fuel surcharge implemented in January 2000 in the Texas jurisdiction. Fuel cost recovery revenues also increased due to higher fuel and purchased power costs in the Louisiana jurisdiction due to increased market prices.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Sales volume/weather

     Sales volume increased for the three and six months ended June 30, 2000 due to more favorable weather as well as increased usage primarily by industrial customers in both Louisiana and Texas.

Sales for resale

     Sales for resale increased for the three and six months ended June 30, 2000 primarily due to increased generation and subsequent sales from River Bend in the second quarter of 2000 as a result of a refueling outage in the second quarter of 1999.

Steam operating revenues

      Steam operating revenues decreased for the three and six months ended June 30, 2000 due to a new lease arrangement that began in June 1999 for the Louisiana Station generating facility. Under the terms of this new lease, revenues and expenses are now classified as other income rather than steam operating revenues and other operation and maintenance expenses, respectively, which were the previous classifications.

Expenses

Fuel and purchased power expenses

     Fuel and purchased power expenses increased for the three and six months ended June 30, 2000 due to:

     o an adjustment of the Texas jurisdiction deferred fuel balance as a result of the fuel reconciliation settlement with the PUCT;
     o increased nuclear fuel expense in the second quarter of 2000 due to a scheduled outage at River Bend in the second quarter of 1999; and
     o higher market prices for gas and purchased power.

Other operation and maintenance

     Other operation and maintenance expenses decreased for the three and six months ended June 30, 2000 primarily due to:

     o decreased maintenance of general plant in 2000;
     o decreased requirements for environmental and injuries and damages reserves in 2000; and
     o lower salary expense.

Depreciation and amortization

      Depreciation and amortization decreased for the three and six months ended June 30, 2000 primarily due to reduced River Bend depreciation expense as a result of the write-down of the River Bend abeyed plant required by the Texas rate settlement in June 1999.

Amortization of rate deferrals

      Amortization of rate deferrals decreased for the three and six months ended June 30, 2000 primarily due to the large reduction in the rate deferral balance upon the PUCT's approval in June 1999 of the Texas rate settlement.

                      ENTERGY GULF STATES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS

Other

Other income

      Other income decreased for the three and six months ended June 30, 2000 due to the reversal of the provision for abeyed River Bend plant costs in 1999, which exceeded the write-down of the plant as the result of the June 1999 PUCT approval of the settlement agreement.

Income taxes

     The effective income tax rates for the three months ended June 30, 2000 and 1999 were 32.8% and 48.6%, respectively. The effective income tax rates for the six months ended June 30, 2000 and 1999 were 35.4% and 49.0%, respectively. The decreases in effective income tax rates for the three and six months ended June 30, 2000 are primarily due to tax adjustments in June 2000 for River Bend abeyed plant and an increase in flow-through and permanent items.

                                 ENTERGY GULF STATES, INC.
                                     INCOME STATEMENTS
                 For the Three and Six Months Ended June 30, 2000 and 1999
                                        (Unaudited)

                                              Three Months Ended       Six Months Ended
                                               2000       1999         2000         1999
                                                 (In Thousands)          (In Thousands)
            OPERATING REVENUES
Domestic electric                             $580,103   $534,022    $1,050,905    $937,828
Natural gas                                      6,283      5,267        18,697      16,984
Steam products                                       -      7,254             -      15,550
                                              ---------------------------------------------
TOTAL                                          586,386    546,543     1,069,602     970,362
                                              ---------------------------------------------
            OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                  168,989    132,690       360,539     271,265
   Purchased power                             115,145     86,937       187,280     132,529
   Nuclear refueling outage expenses             3,090      2,678         8,583       5,357
   Other operation and maintenance             100,340    106,500       197,240     206,055
Decommissioning                                  1,568      1,510         3,136       4,790
Taxes other than income taxes                   27,904     26,085        54,758      55,810
Depreciation and amortization                   46,560     49,325        93,378      99,832
Other regulatory credits - net                  (3,645)    (2,892)      (11,790)    (12,287)
Amortization of rate deferrals                   1,402     82,124         2,804      84,393
                                              ---------------------------------------------
TOTAL                                          461,353    484,957       895,928     847,744
                                              ---------------------------------------------
OPERATING INCOME                               125,033     61,586       173,674     122,618
                                              ---------------------------------------------
               OTHER INCOME
Allowance for equity funds used during
  construction                                   1,745      1,091         3,486       2,317
Gain on sale of assets                             532        462         1,047         909
Miscellaneous - net                                (20)     5,957         3,410       6,554
                                               --------------------------------------------
TOTAL                                            2,257      7,510         7,943       9,780
                                               --------------------------------------------
        INTEREST AND OTHER CHARGES
Interest on long-term debt                      34,812     34,288        67,188      69,528
Other interest - net                             1,705        888         3,110       1,572
Distributions on preferred securities of
  subsidiary                                     1,859      1,859         3,719       3,719
Allowance for borrowed funds used during
  construction                                  (1,602)    (1,026)       (3,213)     (2,135)
                                               --------------------------------------------
TOTAL                                           36,774     36,009        70,804      72,684
                                               --------------------------------------------
INCOME BEFORE INCOME TAXES                      90,516     33,087       110,813      59,714

Income taxes                                    29,701     16,065        39,241      29,255
                                               --------------------------------------------
NET INCOME                                      60,815     17,022        71,572      30,459

Preferred dividend requirements and other        3,175      4,115         7,319       8,666
                                               --------------------------------------------
EARNINGS APPLICABLE TO
COMMON STOCK                                   $57,640    $12,907       $64,253     $21,793
                                               ============================================
See Notes to Financial Statements.

                      ENTERGY GULF STATES, INC.
                      STATEMENTS OF CASH FLOWS
           For the Six Months Ended June 30, 2000 and 1999
                             (Unaudited)

                                                 2000          1999
                                                   (In Thousands)

           OPERATING ACTIVITIES
Net income                                        $71,572     $30,459
Noncash items included in net income:
  Amortization of rate deferrals                    2,804      84,393
  Reserve for regulatory adjustments                 (638)    (53,479)
  Other regulatory credits - net                  (11,790)    (12,287)
  Depreciation, amortization, and                  96,514     104,622
    decommissioning
  Deferred income taxes and investment tax        (12,174)        367
    credits
  Allowance for equity funds used during           (3,486)     (2,317)
    construction
  Gain on sale of assets                           (1,047)       (909)
Changes in working capital:
  Receivables                                     (76,632)    (32,098)
  Fuel inventory                                   (6,898)    (13,939)
  Accounts payable                                 25,972      (2,652)
  Taxes accrued                                    19,347      26,997
  Interest accrued                                 16,507        (754)
  Deferred fuel costs                             (24,849)    (10,501)
  Other working capital accounts                    5,945     (15,889)
Provision for estimated losses and reserves        (3,075)      2,694
Changes in other regulatory assets                (18,426)     13,228
Other                                              25,930     (26,190)
                                                 --------------------
Net cash flow provided by operating
  activities                                      105,576      91,745
                                                 --------------------
           INVESTING ACTIVITIES
Construction expenditures                        (138,464)    (77,340)
Allowance for equity funds used during
  construction                                      3,486       2,317
Nuclear fuel purchases                            (33,510)    (37,930)
Proceeds from sale/leaseback of nuclear
  fuel                                             13,797      37,930
Decommissioning trust contributions and
  realized change in trust assets                  (5,489)     (5,866)
                                                 --------------------
Net cash flow used in investing activities       (160,180)    (80,889)
                                                 --------------------
           FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                  299,086      21,775
Retirement of:
  Long-term debt                                        -     (47,095)
  Redemption of preferred and preference         (152,493)    (24,731)
    stock
Dividends paid:
  Common stock                                    (14,200)          -
  Preferred stock                                  (8,174)     (8,758)
                                                 --------------------
Net cash flow provided by (used in)               124,219     (58,809)
  financing activities                           --------------------

Net increase (decrease) in cash and cash
  equivalents                                      69,615     (47,953)

Cash and cash equivalents at beginning of
  period                                           32,312     115,736
                                                 --------------------
Cash and cash equivalents at end of period       $101,927     $67,783
                                                 ====================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized            $54,877     $72,247
  Income taxes                                    $33,835     $10,934
 Noncash investing and financing
   activities:
  Change in unrealized appreciation of
   decommissioning trust assets                    $2,128      $9,658

See Notes to Financial Statements.

                       ENTERGY GULF STATES, INC.
                            BALANCE SHEETS
                                ASSETS
                  June 30, 2000 and December 31, 1999
                              (Unaudited)

                                                   2000         1999
                                                     (In Thousands)

              CURRENT ASSETS
Cash and cash equivalents:
  Cash                                              $9,792       $8,607
  Temporary cash investments - at cost,
    which approximates market                       92,135       23,705
                                                -----------------------
        Total cash and cash equivalents            101,927       32,312
                                                -----------------------
Accounts receivable:
  Customer                                          83,936       73,215
  Allowance for doubtful accounts                   (1,828)      (1,828)
  Associated companies                              13,352        1,706
  Other                                             40,658       15,030
  Accrued unbilled revenues                        119,034       90,396
                                                -----------------------
    Total receivables                              255,152      178,519
                                                -----------------------
Deferred fuel costs                                159,306      134,458
Fuel inventory - at average cost                    45,170       38,271
Materials and supplies - at average cost           103,523      112,585
Rate deferrals                                       5,606        5,606
Prepayments and other                               22,483       21,750
                                                -----------------------
TOTAL                                              693,167      523,501
                                                -----------------------
      OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                        242,294      234,677
Non-utility property - at cost (less
  accumulated depreciation)                        192,762      187,759
Other - at cost (less accumulated
  depreciation)                                     14,672       13,681
                                                -----------------------
TOTAL                                              449,728      436,117
                                                -----------------------
               UTILITY PLANT
Electric                                         7,444,157    7,365,407
Property under capital lease                        42,847       46,210
Natural gas                                         54,163       52,473
Construction work in progress                      190,003      145,492
Nuclear fuel under capital lease                    53,416       70,801
Nuclear fuel                                        18,905            -
                                                -----------------------
TOTAL UTILITY PLANT                              7,803,491    7,680,383
Less - accumulated depreciation and
  amortization                                   3,620,455    3,534,473
                                                -----------------------
UTILITY PLANT - NET                              4,183,036    4,145,910
                                                -----------------------

     DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Rate deferrals                                     2,803        5,606
  SFAS 109 regulatory asset - net                  389,734      385,405
  Unamortized loss on reacquired debt               39,694       40,576
  Other regulatory assets                          154,255      140,157
Long-term receivables                               30,970       32,260
Other                                               16,181       23,490
                                                -----------------------
TOTAL                                              633,637      627,494
                                                -----------------------
TOTAL ASSETS                                    $5,959,568   $5,733,022
                                                =======================
See Notes to Financial Statements.

                        ENTERGY GULF STATES, INC.
                            BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  June 30, 2000 and December 31, 1999
                              (Unaudited)

                                                   2000        1999
                                                     (In Thousands)

            CURRENT LIABILITIES
Accounts payable:
  Associated companies                             $53,446      $79,962
  Other                                            166,932      114,444
Customer deposits                                   36,275       33,360
Taxes accrued                                      121,146      101,798
Accumulated deferred income taxes                   41,455       27,960
Nuclear refueling outage costs                       2,329       11,216
Interest accrued                                    45,077       28,570
Obligations under capital leases                    50,611       51,973
Other                                               17,226       14,557
                                                -----------------------
TOTAL                                              534,497      463,840
                                                -----------------------
  DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                1,082,644    1,098,882
Accumulated deferred investment tax credits        174,750      178,500
Obligations under capital leases                    45,651       65,038
Other regulatory liabilities                        19,185       20,089
Decommissioning                                    140,524      139,194
Transition to competition                           59,741       47,101
Regulatory reserves                                109,898      110,536
Accumulated provisions                              66,320       69,395
Other                                              105,974      117,804
                                                -----------------------
TOTAL                                            1,804,687    1,846,539
                                                -----------------------
Long-term debt                                   1,931,698    1,631,581
Preferred stock with sinking fund                   34,650       34,650
Preference stock                                         -      150,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely junior subordinated deferrable
  debentures                                        85,000       85,000

           SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                48,951       51,444
  Common stock, no par value, authorized
  200,000,000 shares; issued and outstanding
  100 shares in 2000 and 1999                      114,055      114,055
Paid-in capital                                  1,153,195    1,153,131
Retained earnings                                  252,835      202,782
                                                -----------------------
TOTAL                                            1,569,036    1,521,412
                                                -----------------------
Commitments and Contingencies (Notes 1 and 2)

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $5,959,568   $5,733,022
                                                =======================
See Notes to Financial Statements.

                      ENTERGY GULF STATES, INC.
                      SELECTED OPERATING RESULTS
      For the Three and Six Months Ended June 30, 2000 and 1999
                             (Unaudited)


                                 Three Months Ended   Increase/
          Description              2000      1999    (Decrease)    %

                                             (In Millions)
Electric Operating Revenues:
  Residential                      $159.1    $137.2      $21.9      16
  Commercial                        120.8     103.0       17.8      17
  Industrial                        208.2     170.4       37.8      22
  Governmental                        8.0       6.8        1.2      18
                                   ----------------------------
    Total retail                    496.1     417.4       78.7      19
  Sales for resale
     Associated companies            11.6       0.9       10.7     256
     Non-associated companies        24.8      15.3        9.5      62
  Other                              47.6     100.4      (52.8)    (53)
                                   ---------------------------
    Total                          $580.1    $534.0      $46.1       9
                                   ===========================
Billed Electric Energy
 Sales (GWH):
  Residential                       2,100     2,039         61       3
  Commercial                        1,864     1,784         80       4
  Industrial                        4,545     4,442        103       2
  Governmental                        109       102          7       7
                                   ---------------------------
    Total retail                    8,618     8,367        251       3
  Sales for resale
     Associated companies              44        17         27     159
     Non-associated companies         974       428        546     128
                                   ---------------------------
    Total                           9,636     8,812        824       9
                                   ===========================


                                   Six Months Ended    Increase/
           Description              2000      1999    (Decrease)     %
                                             (In Millions)
Electric Operating Revenues:
  Residential                      $296.9    $253.4      $43.5      17
  Commercial                        229.1     194.5       34.6      18
  Industrial                        392.6     326.6       66.0      20
  Governmental                       15.8      13.3        2.5      19
                                 -----------------------------
    Total retail                    934.4     787.8      146.6      19
  Sales for resale
     Associated companies            18.0       4.7       13.3     104
     Non-associated companies        45.3      36.0        9.3      26
  Other                              53.2     109.3      (56.1)    (51)
                                 -----------------------------
    Total                        $1,050.9    $937.8     $113.1      12
                                 =============================
Billed Electric Energy
 Sales (GWH):
  Residential                       3,934     3,842         92       2
  Commercial                        3,506     3,384        122       4
  Industrial                        8,915     8,556        359       4
  Governmental                        214       202         12       6
                                 -----------------------------
    Total retail                   16,569    15,984        585       4
  Sales for resale
     Associated companies             231       170         61      36
        Non-associated companies    1,773     1,413        360      25
                                 -----------------------------
    Total                          18,573    17,567      1,006       6
                                 =============================

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income decreased for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999 primarily due to a decrease in unbilled revenues and an increase in other operation and maintenance expenses. Net income also decreased for the six months ended June 30, 2000 due to an increase in provisions for potential rate refunds.

Revenues and Sales

     The changes in electric operating revenues for the three and six months ended June 30, 2000 are as follows:

                                  Three Months Ended     Six Months Ended
            Description           Increase/(Decrease)   Increase/(Decrease)
                                               (In Millions)

Base revenues                             $0.6               ($28.9)
Fuel cost recovery                         4.9                 26.3
Sales volume/weather                      (1.8)                 6.8
Other revenue (including unbilled)       (52.8)               (57.0)
Sales for resale                          (8.4)               (10.0)
				        ------               ------
   Total                                ($57.5)              ($62.8)
                                        ======               ======

Base revenues

      Base revenues decreased for the six months ended June 30, 2000 primarily due to accruals for potential rate refunds.

Fuel cost recovery

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that is offset by specific incurred fuel costs.

      Fuel cost recovery revenues increased for the three and six months ended June 30, 2000 as a result of higher fuel and purchased power expenses primarily due to the increased market price of natural gas.

Sales volume/weather

      Sales volume increased for the six months ended June 30, 2000 primarily due to increased usage by industrial customers, as well as more favorable weather in the residential and commercial sectors.

Other revenue (including unbilled)

      Other revenue decreased for the three and six months ended June 30, 2000 primarily due to the effect of a change in estimate on unbilled revenues in the second quarter of 1999. The changed estimate more closely aligned the fuel component of unbilled revenues with regulatory treatment. The decrease was partially offset by more favorable weather in the second quarter of 2000.

                       ENTERGY LOUISIANA, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Sales for resale

     Sales for resale decreased for the three and six months ended June 30, 2000 primarily due to a decrease in gas generation coupled with increased sales to retail customers resulting in less electricity available for resale.

Expenses

Fuel and purchased power expenses

      Fuel and purchased power expenses decreased for the three months ended June 30, 2000 primarily due to an increased under-recovery of fuel costs compared to 1999 due to higher fuel prices in May and June 2000. These under-recoveries will be recovered in future months at which time the effect of the increased prices will be reflected in fuel expense.

      Fuel and purchased power expenses increased for the six months ended June 30, 2000 primarily due to a shift to higher priced purchased power due to reduced gas and nuclear generation and higher market prices for gas. The decrease in nuclear generation was due to a planned maintenance outage at Waterford 3 in June 2000.

Other operation and maintenance

      Other operation and maintenance expenses increased for the three and six months ended June 30, 2000 primarily due to:

     o capitalization of costs in 1999 associated with return-to-service projects;
     o maintenance and planned maintenance outages at Waterford 3 and certain fossil plants;
     o insurance settlement proceeds received in 1999;
     o increased vegetation management costs; and
     o increased environmental reserves.

Other

Interest charges

      Interest on long-term debt decreased for the three and six months ended June 30, 2000 primarily due to the refinancing and net redemption of $77 million of long-term debt in 1999, partially offset by the issuance of $150 million of long-term debt in May 2000.

Income taxes

      The effective income tax rates for the three months ended June 30, 2000 and 1999 were 40.1% and 39.4%, respectively. The effective income tax rates for the six months ended June 30, 2000 and 1999 were 41.2% and 40.0%, respectively.

                         ENTERGY LOUISIANA, INC.
                           INCOME STATEMENTS
     For the Three and Six Months Ended June 30, 2000 and 1999
                               (Unaudited)

                                                         Three Months Ended     Six Months Ended
                                                          2000       1999      2000         1999
                                                           (In Thousands)        (In Thousands)
                 OPERATING REVENUES
Domestic electric                                       $448,067   $505,601   $794,888    $857,736
                                                        --------   --------   --------    --------
                 OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                             48,748    104,399    131,940     162,623
   Purchased power                                       145,243     92,119    234,119     184,582
   Nuclear refueling outage expenses                       3,410      3,487      6,820       8,923
   Other operation and maintenance                        85,098     65,511    148,173     133,315
Decommissioning                                            2,606      2,197      5,211       4,393
Taxes other than income taxes                             17,953     18,426     34,715      36,670
Depreciation and amortization                             42,182     40,184     84,329      81,963
Other regulatory charges - net                               240          -        480           -
                                                        --------   --------   --------    --------
TOTAL                                                    345,480    326,323    645,787     612,469
                                                        --------   --------   --------    --------

OPERATING INCOME                                         102,587    179,278    149,101     245,267
                                                        --------   --------   --------    --------

                    OTHER INCOME
Allowance for equity funds used during construction        1,196      1,732      1,879       2,493
Miscellaneous - net                                          435        621        543         579
                                                        --------   --------   --------    --------
TOTAL                                                      1,631      2,353      2,422       3,072
                                                        --------   --------   --------    --------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                23,779     26,691     47,942      53,744
Other interest - net                                       1,896      1,041      3,946       2,212
Distributions on preferred securities of subsidiary        1,575      1,575      3,150       3,150
Allowance for borrowed funds used during construction       (911)    (1,716)    (1,868)     (2,367)
                                                        --------   --------   --------    --------
TOTAL                                                     26,339     27,591     53,170      56,739
                                                        --------   --------   --------    --------

INCOME BEFORE INCOME TAXES                                77,879    154,040     98,353     191,600

Income taxes                                              31,192     60,669     40,474      76,742
                                                        --------   --------   --------    --------

NET INCOME                                                46,687     93,371     57,879     114,858

Preferred dividend requirements and other                  2,378      2,378      4,757       5,048
                                                        --------   --------   --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                             $44,309    $90,993    $53,122    $109,810
                                                        ========   ========   ========    ========
See Notes to Financial Statements.

                         ENTERGY LOUISIANA, INC.
                        STATEMENTS OF CASH FLOWS
           For the Six Months Ended June 30, 2000 and 1999
                               (Unaudited)

                                                                   2000         1999
                                                                     (In Thousands)
                  OPERATING ACTIVITIES
Net income                                                         $57,879     $114,858
Noncash items included in net income:
  Other regulatory charges - net                                       480            -
  Depreciation, amortization, and decommissioning                   89,540       86,356
  Deferred income taxes and investment tax credits                  15,191        8,042
  Allowance for equity funds used during construction               (1,879)      (2,493)
Changes in working capital:
  Receivables                                                      (12,108)     (60,053)
  Fuel inventory                                                         -         (489)
  Accounts payable                                                 (57,456)     (16,718)
  Taxes accrued                                                     25,659       79,628
  Interest accrued                                                  10,250      (23,195)
  Deferred fuel costs                                              (80,801)     (17,934)
  Other working capital accounts                                    29,378      (11,062)
Provision for estimated losses and reserves                          3,375          112
Changes in other regulatory assets                                   6,663       13,901
Other                                                               (8,977)     (16,283)
                                                                  --------     --------
Net cash flow provided by operating activities                      77,194      154,670
                                                                  --------     --------

                  INVESTING ACTIVITIES
Construction expenditures                                          (90,488)     (55,932)
Allowance for equity funds used during construction                  1,879        2,493
Nuclear fuel purchases                                             (29,806)     (11,308)
Proceeds from sale/leaseback of nuclear fuel                        29,806       11,308
Decommissioning trust contributions and realized
    change in trust assets                                          (4,030)      (8,497)
                                                                  --------     --------
Net cash flow used in investing activities                         (92,639)     (61,936)
                                                                  --------     --------

                  FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                   149,003      188,226
Retirement of:
  Long-term debt                                                  (100,000)    (129,147)
  Redemption of preferred stock                                          -      (50,000)
Dividends paid:
  Common stock                                                      (6,200)     (31,900)
  Preferred stock                                                   (4,757)      (5,632)
                                                                  --------     --------
Net cash flow provided by (used in) financing activities            38,046      (28,453)
                                                                  --------     --------

Net increase in cash and cash equivalents                           22,601       64,281

Cash and cash equivalents at beginning of period                     7,734       83,030
                                                                  --------     --------

Cash and cash equivalents at end of period                         $30,335     $147,311
                                                                  ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                             $40,981      $79,593
  Income taxes                                                     $17,572      $12,270
 Noncash investing and financing activities:
  Change in unrealized appreciation of
   decommissioning trust assets                                       $545       $2,389

See Notes to Financial Statements.

                         ENTERGY LOUISIANA, INC.
                             BALANCE SHEETS
                                 ASSETS
                  June 30, 2000 and December 31, 1999
                              (Unaudited)

                                                                      2000        1999
                                                                       (In Thousands)
                     CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                 $8,940       $7,734
  Temporary cash investments - at cost,
    which approximates market                                          21,395            -
                                                                   ----------   ----------
        Total cash and cash equivalents                                30,335        7,734
                                                                   ----------   ----------
Notes receivable                                                        1,503            3
Accounts receivable:
  Customer                                                             86,169       79,335
  Allowance for doubtful accounts                                      (1,615)      (1,615)
  Associated companies                                                  8,775       14,601
  Other                                                                10,762       10,762
  Accrued unbilled revenues                                           117,300      106,200
                                                                   ----------   ----------
    Total receivables                                                 221,391      209,283
                                                                   ----------   ----------
Deferred fuel costs                                                    82,963        2,161
Accumulated deferred income taxes                                           -       12,520
Materials and supplies - at average cost                               77,595       84,027
Deferred nuclear refueling outage costs                                 4,139       11,336
Prepayments and other                                                  11,953        6,011
                                                                   ----------   ----------
TOTAL                                                                 429,879      333,075
                                                                   ----------   ----------

             OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                         14,230       14,230
Decommissioning trust funds                                           105,518      100,943
Non-utility property - at cost (less accumulated depreciation)         21,800       21,433
                                                                   ----------   ----------
TOTAL                                                                 141,548      136,606
                                                                   ----------   ----------

                     UTILITY PLANT
Electric                                                            5,226,394    5,178,808
Property under capital lease                                          236,272      236,271
Construction work in progress                                         146,868      108,106
Nuclear fuel under capital lease                                       66,945       51,930
                                                                   ----------   ----------
TOTAL UTILITY PLANT                                                 5,676,479    5,575,115
Less - accumulated depreciation and amortization                    2,377,723    2,294,394
                                                                   ----------   ----------
UTILITY PLANT - NET                                                 3,298,756    3,280,721
                                                                   ----------   ----------

            DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                     219,846      230,899
  Unamortized loss on reacquired debt                                  35,719       35,856
  Other regulatory assets                                              54,582       50,191
Other                                                                  13,996       17,302
                                                                   ----------   ----------
TOTAL                                                                 324,143      334,248
                                                                   ----------   ----------

TOTAL ASSETS                                                       $4,194,326   $4,084,650
                                                                   ==========   ==========
See Notes to Financial Statements.

                         ENTERGY LOUISIANA, INC.
                             BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                   June 30, 2000 and December 31, 1999
                              (Unaudited)

                                                                  2000        1999
                                                                   (In Thousands)
                CURRENT LIABILITIES
Currently maturing long-term debt                                 $35,088     $116,388
Accounts payable
  Associated companies                                             55,786      137,869
  Other                                                           115,395       90,768
Customer deposits                                                  57,539       61,096
Taxes accrued                                                      51,522       25,863
Accumulated deferred income taxes                                  15,763            -
Interest accrued                                                   30,486       20,236
Obligations under capital leases                                   28,387       28,387
Other                                                              86,487       59,737
                                                               ----------   ----------
TOTAL                                                             476,453      540,344
                                                               ----------   ----------

       DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                 772,345      792,290
Accumulated deferred investment tax credits                       120,154      123,155
Obligations under capital leases                                   38,558       23,543
Other regulatory liabilities                                       15,966       15,421
Accumulated provisions                                             61,462       58,087
Other                                                              34,116       34,564
                                                               ----------   ----------
TOTAL                                                           1,042,601    1,047,060
                                                               ----------   ----------

Long-term debt                                                  1,276,567    1,145,463
Preferred stock with sinking fund                                  35,000       35,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                 70,000       70,000

                SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                              100,500      100,500
Common stock, no par value, authorized 250,000,000
  shares; issued and outstanding 165,173,180 shares in 2000
  and 1999                                                      1,088,900    1,088,900
Capital stock expense and other                                    (2,171)      (2,171)
Retained earnings                                                 106,476       59,554
                                                               ----------   ----------
TOTAL                                                           1,293,705    1,246,783
                                                               ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,194,326   $4,084,650
                                                               ==========   ==========
See Notes to Financial Statements.

                          ENTERGY LOUISIANA, INC.
                        SELECTED OPERATING RESULTS
      For the Three and Six Months Ended June 30, 2000 and 1999
                               (Unaudited)


                                   Three Months Ended  Increase/
           Description              2000       1999    (Decrease)     %
                                      (In Millions)
Electric Operating Revenues:
  Residential                       $143.3    $145.2       ($1.9)      (1)
  Commercial                          94.9      94.0         0.9        1
  Industrial                         160.8     156.3         4.5        3
  Governmental                         8.4       8.2         0.2        2
                                    ------    ------      ------
    Total retail                     407.4     403.7         3.7        1
  Sales for resale
     Associated companies              0.2       5.4        (5.2)     (96)
     Non-associated companies         10.0      13.2        (3.2)     (24)
  Other                               30.5      83.3       (52.8)     (63)
                                    ------    ------      ------
    Total                           $448.1    $505.6      ($57.5)     (11)
                                    ======    ======      ======
Billed Electric Energy
 Sales (GWH):
  Residential                        1,939     1,971         (32)      (2)
  Commercial                         1,296     1,287           9        1
  Industrial                         3,881     3,777         104        3
  Governmental                         117       115           2        2
                                    ------    ------      ------
    Total retail                     7,233     7,150          83        1
  Sales for resale
     Associated companies                3       142        (139)     (98)
     Non-associated companies          110       233        (123)     (53)
                                    ------    ------      ------
    Total                            7,346     7,525        (179)      (2)
                                    ======    ======      ======


                                    Six Months Ended    Increase/
           Description              2000       1999    (Decrease)     %
                                      (In Millions)
Electric Operating Revenues:
  Residential                       $262.3    $257.4        $4.9        2
  Commercial                         178.2     173.2         5.0        3
  Industrial                         313.5     294.6        18.9        6
  Governmental                        16.4      15.9         0.5        3
                                    ------    ------      ------
    Total retail                     770.4     741.1        29.3        4
  Sales for resale
     Associated companies              0.7       7.9        (7.2)     (91)
     Non-associated companies         21.5      24.3        (2.8)     (12)
  Other                                2.3      84.4       (82.1)     (97)
                                    ------    ------      ------
    Total                           $794.9    $857.7      ($62.8)      (7)
                                    ======    ======      ======

Billed Electric Energy
 Sales (GWH):
  Residential                        3,672     3,661          11        -
  Commercial                         2,444     2,418          26        1
  Industrial                         7,642     7,403         239        3
  Governmental                         231       230           1        -
                                    ------    ------      ------
    Total retail                    13,989    13,712         277        2
  Sales for resale
     Associated companies               17       240        (223)     (93)
      Non-associated companies         313       477        (164)     (34)
                                    ------    ------      ------
    Total                           14,319    14,429        (110)      (1)
                                    ======    ======      ======

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

     Net income increased for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999 primarily due to an increase in unbilled revenues and other income, partially offset by increased rate reductions and increased other operation and maintenance expenses.

Revenues and Sales

     The changes in electric operating revenues for the three and six months ended June 30, 2000 are as follows:

                                  Three Months Ended  Six Months Ended
            Description           Increase/(Decrease) Increase/(Decrease)
                                               (In Millions)

Base revenues                           ($0.6)             ($3.9)
Grand Gulf rate rider                     0.8                1.4
Fuel cost recovery                       11.2               22.3
Sales volume/weather                      0.1                1.2
Other revenue (including unbilled)       10.6               17.3
Sales for resale                         (1.1)             (17.0)
					-----              -----
   Total                                $21.0              $21.3
                                        =====              =====


Base revenues

      Base revenues decreased for the six months ended June 30, 2000 primarily due to base rate reductions that became effective in May 1999 and May 2000.

Fuel cost recovery

     Fuel cost recovery revenues do not affect net income because they are an increase to revenues that is offset by specific incurred fuel costs.

      Fuel cost recovery revenues increased for the three and six months ended June 30, 2000 primarily due to an increase in the energy cost recovery rider effective January 2000.

Other revenue (including unbilled)

      Other revenue increased for the three and six months ended June 30, 2000 primarily due to the effect of favorable weather in the second quarter of 2000 and the effect of a change in estimate on unbilled revenues in the second quarter of 1999. The changed estimate more closely aligned the fuel component of unbilled revenues with regulatory treatment.

Sales for resale

      Sales for resale decreased for the six months ended June 30, 2000 primarily due to a decrease in sales to associated companies as a result of decreased oil generation due to plant outages at Entergy Mississippi in early 2000.

                      ENTERGY MISSISSIPPI, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Expenses

Fuel and purchased power expenses

     Fuel and purchased power expenses increased for the three months ended June 30, 2000 primarily due to:

     o a shift to higher priced gas generation and purchased power from lower priced coal generation due to a planned outage at Independence in May 2000;
     o increased purchased power prices; and
     o increased oil prices.

Other operation and maintenance

      Other operation and maintenance expenses increased for the  six
months  ended  June  30,  2000  primarily  due  to  increased   plant
maintenance and an increase in property insurance expense.

Other regulatory credits - net

      Other regulatory credits decreased for the three and six months ended June 30, 2000 primarily due to a decrease in the deferral of Grand Gulf expenses.

Other

Other Income

      The increase in other income for the six months ended June 30, 2000 is primarily due to an increase in AFUDC as a result of higher construction expenditures and an increase in the interest income from the deferral of Grand Gulf 1 expenses.

Income taxes

      The effective income tax rates for the three months ended June 30, 2000 and 1999 were 35.8% and 35.1%, respectively. The effective income tax rates for the six months ended June 30, 2000 and 1999 were 33.9% and 33.7%, respectively.

                         ENTERGY MISSISSIPPI, INC.
                             INCOME STATEMENTS
        For the Three and Six Months Ended June 30, 2000 and 1999
                                 (Unaudited)

                                                       Three Months Ended      Six Months Ended
                                                         2000       1999      2000         1999
                                                         (In Thousands)         (In Thousands)
                OPERATING REVENUES
Domestic electric                                      $215,606   $194,637   $398,381    $377,080
                                                       --------   --------   --------    --------
                OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                            31,043     37,341     75,330      96,775
   Purchased power                                       95,038     79,804    171,866     148,269
   Other operation and maintenance                       43,082     41,795     78,705      72,913
Taxes other than income taxes                            11,091     11,042     21,267      21,744
Depreciation and amortization                            11,977     10,984     23,702      22,500
Other regulatory credits - net                           (5,409)    (6,958)   (14,487)    (17,971)
                                                       --------   --------   --------    --------
TOTAL                                                   186,822    174,008    356,383     344,230
                                                       --------   --------   --------    --------

OPERATING INCOME                                         28,784     20,629     41,998      32,850
                                                       --------   --------   --------    --------

                   OTHER INCOME
Allowance for equity funds used during construction         613        225      1,250         368
Miscellaneous - net                                       2,380      1,872      4,411       3,490
                                                       --------   --------   --------    --------
TOTAL                                                     2,993      2,097      5,661       3,858
                                                       --------   --------   --------    --------

            INTEREST AND OTHER CHARGES
Interest on long-term debt                               10,561      9,800     20,014      19,022
Other interest - net                                        676        601      1,696       1,444
Allowance for borrowed funds used during construction      (479)      (341)      (983)       (696)
                                                       --------   --------   --------    --------
TOTAL                                                    10,758     10,060     20,727      19,770
                                                       --------   --------   --------    --------

INCOME BEFORE INCOME TAXES                               21,019     12,666     26,932      16,938

Income taxes                                              7,516      4,444      9,132       5,701
                                                       --------   --------   --------    --------

NET INCOME                                               13,503      8,222     17,800      11,237

Preferred dividend requirements and other                   842        842      1,685       1,685
                                                       --------   --------   --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                            $12,661     $7,380    $16,115      $9,552
                                                       ========   ========   ========    ========
See Notes to Financial Statements.

                        ENTERGY MISSISSIPPI, INC.
                        STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 2000 and 1999
                              (Unaudited)

                                                               2000         1999
                                                                  (In Thousands)
                OPERATING ACTIVITIES
Net income                                                     $17,800      $11,237
Noncash items included in net income:
  Other regulatory credits - net                               (14,487)     (17,971)
  Depreciation and amortization                                 23,702       22,500
  Deferred income taxes and investment tax credits               2,554       16,220
  Allowance for equity funds used during construction           (1,250)        (368)
Changes in working capital:
  Receivables                                                  (14,566)      20,306
  Fuel inventory                                                  (885)      (2,837)
  Accounts payable                                             (32,666)      21,636
  Taxes accrued                                                  8,947          149
  Interest accrued                                               1,908       (3,108)
  Deferred fuel costs                                          (33,512)      (1,341)
  Other working capital accounts                                 2,557        5,988
Provision for estimated losses and reserves                       (591)         848
Changes in other regulatory assets                             (18,550)     (34,867)
Other                                                           23,127       17,079
                                                              --------     --------
Net cash flow provided by (used in) operating activities       (35,912)      55,471
                                                              --------     --------

                INVESTING ACTIVITIES
Construction expenditures                                      (63,770)     (34,622)
Allowance for equity funds used during construction              1,250          368
                                                              --------     --------
Net cash flow used in investing activities                     (62,520)     (34,254)
                                                              --------     --------

                FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                               119,175      153,762
Retirement of:
  Long-term debt                                                     -     (133,277)
Dividends paid:
  Common stock                                                  (5,800)      (9,100)
  Preferred stock                                               (1,685)      (1,685)
                                                              --------     --------
Net cash flow provided by financing activities                 111,690        9,700
                                                              --------     --------

Net increase in cash and cash equivalents                       13,258       30,917

Cash and cash equivalents at beginning of period                 4,787        2,640
                                                              --------     --------

Cash and cash equivalents at end of period                     $18,045      $33,557
                                                              ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                         $18,600      $22,648
  Income taxes                                                 ($5,830)     $23,711

See Notes to Financial Statements.

                          ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                                  ASSETS
                   June 30, 2000 and December 31, 1999
                                (Unaudited)

                                                                      2000        1999
                                                                        (In Thousands)
                     CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                 $5,112       $4,787
  Temporary cash investments - at cost,
    which approximates market                                          12,933            -
                                                                   ----------   ----------
    Total cash and cash equivalents                                    18,045        4,787
                                                                   ----------   ----------
Accounts receivable:
  Customer                                                             35,241       35,675
  Allowance for doubtful accounts                                        (886)        (886)
  Associated companies                                                  4,219        1,370
  Other                                                                 3,942        2,391
  Accrued unbilled revenues                                            39,200       28,600
                                                                   ----------   ----------
    Total receivables                                                  81,716       67,150
                                                                   ----------   ----------
Deferred fuel costs                                                    81,451       47,939
Accumulated deferred income taxes                                       3,797            -
Fuel inventory - at average cost                                        4,659        3,774
Materials and supplies - at average cost                               16,323       17,068
Prepayments and other                                                   7,592        7,114
                                                                   ----------   ----------
TOTAL                                                                 213,583      147,832
                                                                   ----------   ----------

             OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                          5,531        5,531
Non-utility property - at cost (less accumulated depreciation)          6,915        6,965
                                                                   ----------   ----------
TOTAL                                                                  12,446       12,496
                                                                   ----------   ----------

                     UTILITY PLANT
Electric                                                            1,818,497    1,763,636
Property under capital lease                                              338          384
Construction work in progress                                          73,524       66,789
                                                                   ----------   ----------
TOTAL UTILITY PLANT                                                 1,892,359    1,830,809
Less - accumulated depreciation and amortization                      729,340      709,543
                                                                   ----------   ----------
UTILITY PLANT - NET                                                 1,163,019    1,121,266
                                                                   ----------   ----------

            DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                      24,408       24,051
  Unamortized loss on reacquired debt                                  15,725       16,345
  Other regulatory assets                                             150,436      132,243
Other                                                                   6,549        5,784
                                                                   ----------   ----------
TOTAL                                                                 197,118      178,423
                                                                   ----------   ----------

TOTAL ASSETS                                                       $1,586,166   $1,460,017
                                                                   ==========   ==========
See Notes to Financial Statements.

                          ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                     June 30, 2000 and December 31, 1999
                                (Unaudited)

                                                                  2000        1999
                                                                   (In Thousands)
                CURRENT LIABILITIES
Accounts payable
  Associated companies                                            $41,431      $84,382
  Other                                                            42,755       32,470
Customer deposits                                                  25,128       23,303
Taxes accrued                                                      44,914       35,968
Accumulated deferred income taxes                                       -          526
Interest accrued                                                   11,946       10,038
Obligations under capital leases                                       98           95
Other                                                               2,603        2,137
                                                               ----------   ----------
TOTAL                                                             168,875      188,919
                                                               ----------   ----------

       DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                 307,007      298,477
Accumulated deferred investment tax credits                        20,158       20,908
Obligations under capital leases                                      240          290
Accumulated provisions                                              6,783        7,374
Other                                                              12,268        3,368
                                                               ----------   ----------
TOTAL                                                             346,456      330,417
                                                               ----------   ----------

Long-term debt                                                    584,305      464,466

                SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                               50,381       50,381
Common stock, no par value, authorized 15,000,000
  shares; issued and outstanding 8,666,357 shares in
  2000 and 1999                                                   199,326      199,326
Capital stock expense and other                                       (59)         (59)
Retained earnings                                                 236,882      226,567
                                                               ----------   ----------
TOTAL                                                             486,530      476,215
                                                               ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $1,586,166   $1,460,017
                                                               ==========   ==========
See Notes to Financial Statements.

                          ENTERGY MISSISSIPPI, INC.
                         SELECTED OPERATING RESULTS
         For the Three and Six Months Ended June 30, 2000 and 1999
                                (Unaudited)


                                    Three Months Ended  Increase/
          Description               2000       1999     (Decrease)     %
                                       (In Millions)
Electric Operating Revenues:
  Residential                       $73.4     $70.1        $3.3        5
  Commercial                         65.3      60.1         5.2        9
  Industrial                         39.3      36.7         2.6        7
  Governmental                        6.3       5.9         0.4        7
                                   ------    ------       -----
    Total retail                    184.3     172.8        11.5        7
  Sales for resale
     Associated companies             7.0       8.4        (1.4)     (17)
     Non-associated companies         6.9       6.6         0.3        5
  Other                              17.4       6.8        10.6      156
                                   ------    ------       -----
    Total                          $215.6    $194.6       $21.0       11
                                   ======    ======       =====
Billed Electric Energy
 Sales (GWH):
  Residential                       1,013     1,028         (15)      (1)
  Commercial                        1,008       986          22        2
  Industrial                          786       787          (1)       -
  Governmental                         89        88           1        1
                                   ------    ------       -----
    Total retail                    2,896     2,889           7        -
  Sales for resale
     Associated companies              82       188        (106)     (56)
     Non-associated companies          62        89         (27)     (30)
                                   ------    ------       -----
    Total                           3,040     3,166        (126)      (4)
                                   ======    ======       =====

                                   Six Months Ended   Increase/
          Description              2000       1999    (Decrease)     %
                                     (In Millions)
Electric Operating Revenues:
  Residential                      $139.5    $132.4        $7.1        5
  Commercial                        124.7     115.2         9.5        8
  Industrial                         76.7      72.8         3.9        5
  Governmental                       12.1      11.6         0.5        4
                                   ------    ------       -----
    Total retail                    353.0     332.0        21.0        6
  Sales for resale
     Associated companies            13.0      30.3       (17.3)     (57)
     Non-associated companies        13.7      13.4         0.3        2
  Other                              18.7       1.4        17.3    1,236
                                   ------    ------       -----
    Total                          $398.4    $377.1       $21.3        6
                                   ======    ======       =====
Billed Electric Energy
 Sales (GWH):
  Residential                       2,036     2,032           4        -
  Commercial                        1,926     1,875          51        3
  Industrial                        1,529     1,542         (13)      (1)
  Governmental                        169       170          (1)      (1)
                                   ------    ------       -----
    Total retail                    5,660     5,619          41        1
  Sales for resale
     Associated companies             207     1,165        (958)     (82)
     Non-associated companies         139       201         (62)     (31)
                                   ------    ------       -----
    Total                           6,006     6,985        (979)     (14)
                                   ======    ======       =====

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 primarily due to an increase in other operation and maintenance expenses.

Revenues and Sales

Electric operating revenues

     The changes in electric operating revenues for the three and six months ended June 30, 2000 are as follows:

                                Three Months Ended    Six Months Ended
            Description         Increase/(Decrease)  Increase/(Decrease)
                                            (In Millions)

Base revenues                           $0.1                 $-
Fuel cost recovery                       4.9               11.8
Sales volume/weather                    (1.0)              (0.9)
Other revenue (including unbilled)      (2.9)              (1.3)
Sales for resale                         9.0                6.8
				       -----              -----
   Total                               $10.1              $16.4
                                       =====              =====



Fuel cost recovery revenues

      Fuel cost recovery revenues do not affect net income because they are an increase to revenues that are offset by specific incurred fuel costs.

      Fuel cost recovery revenues increased for the three and six months ended June 30, 2000 due to the increased market price of natural gas.

Sales for resale

      Sales for resale increased for the three and six months ended June 30, 2000 primarily due to reduced generation at affiliate plants combined with an increase in the average price of electricity supplied for resale.

Gas operating revenues

     Gas operating revenues increased for the three and six months ended June 30, 2000 primarily due to the increased market price of natural gas.

                      ENTERGY NEW ORLEANS, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Expenses

Fuel and purchased power

      Fuel expenses increased for the three and six months ended June 30, 2000 primarily due to increased market prices for gas, along with increased generation in the second quarter due to an outage at Michoud Unit 3 in May 1999.

      The increase in fuel expenses for the three months ended June 30, 2000 was partially offset by decreased deferred fuel expenses.

      The increase in fuel expenses for the six months ended June 30, 2000 was partially offset by decreased purchased power volume due to displacement by increased gas generation in 2000.

Other operation and maintenance

     Other operation and maintenance expenses increased for the three months ended June 30, 2000 primarily due to the capitalization of costs in 1999 associated with return-to-service projects.

Other regulatory credits

     Other regulatory credits decreased for the six months ended June 30, 2000 primarily due to an over-recovery of Grand Gulf 1 related costs in 2000 compared to an under-recovery in 1999 and the amortization of Y2K cost deferrals in 2000.

Other

Income taxes

     For the three months ended June 30, 2000 and 1999, the effective income tax rates were 43.0% and 39.6%, respectively. For the six months ended June 30, 2000 and 1999, the effective income tax rates were 45.0% and 41.1%, respectively.

                         ENTERGY NEW ORLEANS, INC.
                            INCOME STATEMENTS
       For the Three and Six Months Ended June 30, 2000 and 1999
                               (Unaudited)

                                                          Three Months Ended    Six Months Ended
                                                           2000       1999      2000         1999
                                                            (In Thousands)        (In Thousands)
                 OPERATING REVENUES
Domestic electric                                        $114,539   $104,404   $200,797    $184,446
Natural gas                                                22,112     16,882     55,595      42,897
                                                         --------   --------   --------    --------
TOTAL                                                     136,651    121,286    256,392     227,343
                                                         --------   --------   --------    --------

                 OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                              40,231     20,140     82,032      51,076
   Purchased power                                         38,784     41,464     73,895      77,916
   Other operation and maintenance                         22,806     17,293     39,657      40,272
Taxes other than income taxes                               9,184     10,519     18,696      18,137
Depreciation and amortization                               5,809      5,300     11,510      10,928
Other regulatory credits - net                             (1,732)    (2,162)    (3,333)     (6,610)
Amortization of rate deferrals                              6,482      6,643     12,476      12,786
                                                         --------   --------   --------    --------
TOTAL                                                     121,564     99,197    234,933     204,505
                                                         --------   --------   --------    --------

OPERATING INCOME                                           15,087     22,089     21,459      22,838
                                                         --------   --------   --------    --------

                    OTHER INCOME
Allowance for equity funds used during construction           270        217        595         423
Miscellaneous - net                                           819        559      1,417         972
                                                         --------   --------   --------    --------
TOTAL                                                       1,089        776      2,012       1,395
                                                         --------   --------   --------    --------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                  3,319      3,319      6,638       6,638
Other interest - net                                          410        333        826         654
Allowance for borrowed funds used during construction        (207)      (156)      (445)       (311)
                                                         --------   --------   --------    --------
TOTAL                                                       3,522      3,496      7,019       6,981
                                                         --------   --------   --------    --------

INCOME BEFORE INCOME TAXES                                 12,654     19,369     16,452      17,252

Income taxes                                                5,437      7,675      7,418       7,092
                                                         --------   --------   --------    --------

NET INCOME                                                  7,217     11,694      9,034      10,160

Preferred dividend requirements and other                     241        241        482         482
                                                         --------   --------   --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                               $6,976    $11,453     $8,552      $9,678
                                                         ========   ========   ========    ========
See Notes to Financial Statements.

                          ENTERGY NEW ORLEANS, INC.
                          STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 2000 and 1999
                                (Unaudited)

                                                             2000         1999
                                                              (In Thousands)
               OPERATING ACTIVITIES
Net income                                                   $9,034     $10,160
Noncash items included in net income:
  Amortization of rate deferrals                             12,476      12,786
  Other regulatory credits - net                             (3,333)     (6,610)
  Depreciation and amortization                              11,510      10,928
  Deferred income taxes and investment tax credits            2,405       1,819
  Allowance for equity funds used during                       (595)       (423)
construction
Changes in working capital:
  Receivables                                                (2,623)     (6,041)
  Fuel inventory                                              1,920       1,229
  Accounts payable                                            6,956       5,798
  Taxes accrued                                               2,348       6,587
  Interest accrued                                             (417)       (412)
  Deferred fuel costs                                       (16,493)    (12,050)
  Other working capital accounts                             (4,787)       (718)
Provision for estimated losses and reserves                    (509)     (1,568)
Changes in other regulatory assets                           (4,977)     (7,499)
Other                                                         3,983       5,956
                                                           --------    --------
Net cash flow provided by operating activities               16,898      19,942
                                                           --------    --------

               INVESTING ACTIVITIES
Construction expenditures                                   (17,463)    (25,718)
Allowance for equity funds used during construction             595         423
                                                           --------    --------
Net cash flow used in investing activities                  (16,868)    (25,295)
                                                           --------    --------

               FINANCING ACTIVITIES
Dividends paid:
  Preferred stock                                              (241)       (723)
                                                           --------    --------
Net cash flow used in financing activities                     (241)       (723)
                                                           --------    --------

Net decrease in cash and cash equivalents                      (211)     (6,076)

Cash and cash equivalents at beginning of period              4,454      17,153
                                                           --------    --------

Cash and cash equivalents at end of period                   $4,243     $11,077
                                                           ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                       $7,702      $7,524
  Income taxes                                              ($2,386)    ($4,644)

See Notes to Financial Statements.

                          ENTERGY NEW ORLEANS, INC.
                               BALANCE SHEETS
                                  ASSETS
                    June 30, 2000 and December 31, 1999
                               (Unaudited)

                                                              2000      1999
                                                               (In Thousands)
                 CURRENT ASSETS
Cash and cash equivalents                                     $4,243     $4,454
Accounts receivable:
  Customer                                                    24,254     28,658
  Allowance for doubtful accounts                               (846)      (846)
  Associated companies                                           724        404
  Other                                                        6,694      6,225
  Accrued unbilled revenues                                   26,057     19,820
                                                            --------   --------
    Total receivables                                         56,883     54,261
                                                            --------   --------
Deferred fuel costs                                           30,976     14,483
Fuel inventory - at average cost                               1,373      3,293
Materials and supplies - at average cost                       9,613     10,127
Rate deferrals                                                18,659     24,788
Prepayments and other                                          8,634      2,528
                                                            --------   --------
TOTAL                                                        130,381    113,934
                                                            --------   --------

         OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                 3,259      3,259
                                                            --------   --------

                  UTILITY PLANT
Electric                                                     551,596    541,525
Natural gas                                                  135,838    133,568
Construction work in progress                                 33,741     29,780
                                                            --------   --------
TOTAL UTILITY PLANT                                          721,175    704,873
Less - accumulated depreciation and amortization             392,316    382,797
                                                            --------   --------
UTILITY PLANT - NET                                          328,859    322,076
                                                            --------   --------

        DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Rate deferrals                                               4,627     10,974
  Unamortized loss on reacquired debt                          1,080      1,187
  Other regulatory assets                                     38,016     33,039
Other                                                            822      1,277
                                                            --------   --------
TOTAL                                                         44,545     46,477
                                                            --------   --------

TOTAL ASSETS                                                $507,044   $485,746
                                                            ========   ========
See Notes to Financial Statements.

                         ENTERGY NEW ORLEANS, INC.
                               BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   June 30, 2000 and December 31, 1999
                               (Unaudited)

                                                                 2000      1999
                                                                  (In Thousands)
                CURRENT LIABILITIES
Accounts payable
  Associated companies                                          $18,046    $24,350
  Other                                                          41,521     28,261
Customer deposits                                                18,001     17,830
Taxes accrued                                                     2,777        429
Accumulated deferred income taxes                                15,030     10,863
Interest accrued                                                  4,538      4,956
Other                                                             6,399      5,524
                                                               --------   --------
TOTAL                                                           106,312     92,213
                                                               --------   --------

       DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                40,156     43,878
Accumulated deferred investment tax credits                       6,122      6,378
SFAS 109 regulatory liability - net                              10,140      7,528
Other regulatory liabilities                                      1,141      1,753
Accumulated provisions                                            8,328      8,836
Other                                                             8,833      7,733
                                                               --------   --------
TOTAL                                                            74,720     76,106
                                                               --------   --------

Long-term debt                                                  169,116    169,083

                SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                             19,780     19,780
Common stock, $4 par value, authorized 10,000,000
  shares; issued 8,435,900 shares in 2000 and 1999               33,744     33,744
Paid-in capital                                                  36,294     36,294
Retained earnings                                                67,078     58,526
                                                               --------   --------
TOTAL                                                           156,896    148,344
                                                               --------   --------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $507,044   $485,746
                                                               ========   ========
See Notes to Financial Statements.

                          ENTERGY NEW ORLEANS, INC.
                         SELECTED OPERATING RESULTS
         For the Three and Six Months Ended June 30, 2000 and 1999
                               (Unaudited)


                                       Three Months Ended  Increase/
             Description                2000       1999    (Decrease)     %
                                          (In Millions)

Electric Operating Revenues:
  Residential                            $36.7     $34.4         $2.3        7
  Commercial                              34.4      33.3          1.1        3
  Industrial                               5.1       5.5         (0.4)      (7)
  Governmental                            14.8      13.8          1.0        7
                                        ------    ------        -----
    Total retail                          91.0      87.0          4.0        5
  Sales for resale
     Associated companies                 10.9       1.6          9.3      581
     Non-associated companies              2.2       2.5         (0.3)     (12)
  Other                                   10.4      13.3         (2.9)     (22)
                                        ------    ------        -----
    Total                               $114.5    $104.4        $10.1       10
                                        ======    ======        =====
Billed Electric Energy
 Sales (GWH):
  Residential                              503       502            1        -
  Commercial                               550       556           (6)      (1)
  Industrial                                95       127          (32)     (25)
  Governmental                             264       263            1        -
                                        ------    ------        -----
    Total retail                         1,412     1,448          (36)      (2)
  Sales for resale
     Associated companies                  218        56          162      289
     Non-associated companies               35        49          (14)     (29)
                                        ------    ------        -----
    Total                                1,665     1,553          112        7
                                        ======    ======        =====

                                        Six Months Ended    Increase/
             Description                2000       1999    (Decrease)     %
                                           (In Millions)
Electric Operating Revenues:
  Residential                            $64.2     $59.0         $5.2        9
  Commercial                              68.1      64.1          4.0        6
  Industrial                              10.1      10.7         (0.6)      (6)
  Governmental                            28.9      26.6          2.3        9
                                        ------    ------        -----
    Total retail                         171.3     160.4         10.9        7
  Sales for resale
     Associated companies                 13.6       6.7          6.9      103
     Non-associated companies              4.4       4.5         (0.1)      (2)
  Other                                   11.5      12.8         (1.3)     (10)
                                        ------    ------        -----
    Total                               $200.8    $184.4        $16.4        9
                                        ======    ======        =====
Billed Electric Energy
 Sales (GWH):
  Residential                              876       866           10        1
  Commercial                             1,047     1,046            1        -
  Industrial                               186       242          (56)     (23)
  Governmental                             497       498           (1)       -
                                        ------    ------        -----
    Total retail                         2,606     2,652          (46)      (2)
  Sales for resale
     Associated companies                  301       288           13        5
     Non-associated companies               79        96          (17)     (18)
                                        ------    ------        -----
    Total                                2,986     3,036          (50)      (2)
                                        ======    ======        =====

                    SYSTEM ENERGY RESOURCES, INC.

           MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                        RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 primarily due to an increase in the effective tax rate.

      Net income increased for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 primarily due to increased operating revenues and decreased interest charges, partially offset by an increase in the effective tax rate.

Revenues

     Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt. Operating revenues increased for the six months ended June 30, 2000 as compared to the same period in 1999 due to additional reserves recorded in the first quarter of 1999 for the potential refund of tariffs collected in System Energy's pending rate case before FERC. System Energy's proposed rate increase, which is subject to refund, and FERC's recent decision in the proceeding, is discussed in Note 2 to the financial statements.

Other

Interest charges

      Interest on long-term debt decreased for the three and six months ended June 30, 2000 as a result of the refinancing and redemption of pollution control revenue bonds and the redemption of first mortgage bonds in 1999.

      Other interest decreased for the six months ended June 30, 2000 due to an adjustment in the first quarter of 1999 to record interest on the potential refund of System Energy's proposed rate increase.

Income taxes

      The effective income tax rates for the three months ended June 30, 2000 and 1999 were 48.9% and 31.1%, respectively. The effective income tax rates for the six months ended June 30, 2000 and 1999 were 47.9% and 38.8%, respectively. The increase was primarily due to the amortization of investment tax credits related to Grand Gulf Unit 2 affecting the 1999 tax rates.

                        SYSTEM ENERGY RESOURCES, INC.
                             INCOME STATEMENTS
        For the Three and Six Months Ended June 30, 2000 and 1999
                                (Unaudited)

                                                  Three Months Ended       Six Months Ended
                                                  2000        1999        2000         1999
                                                    (In Thousands)          (In Thousands)
             OPERATING REVENUES
Domestic electric                                $159,389    $159,505    $316,479     $300,122
                                                 --------    --------    --------     --------
             OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                      10,858      12,157      21,540       20,793
   Nuclear refueling outage expenses                3,690       3,505       6,904        7,011
   Other operation and maintenance                 23,059      22,547      38,332       40,992
Decommissioning                                     4,736       4,736       9,472        9,472
Taxes other than income taxes                       6,225       6,767      12,168       13,518
Depreciation and amortization                      27,875      27,559      55,931       56,419
Other regulatory charges - net                     16,051      13,540      30,796       29,385
                                                 --------    --------    --------     --------
TOTAL                                              92,494      90,811     175,143      177,590
                                                 --------    --------    --------     --------

OPERATING INCOME                                   66,895      68,694     141,336      122,532
                                                 --------    --------    --------     --------

                OTHER INCOME
Allowance for equity funds used during construction   374         648       1,106        1,313
Miscellaneous - net                                 5,096       4,145       9,192        8,204
                                                 --------    --------    --------     --------
TOTAL                                               5,470       4,793      10,298        9,517
                                                 --------    --------    --------     --------

         INTEREST AND OTHER CHARGES
Interest on long-term debt                         22,636      25,270      46,762       51,099
Other interest - net                                7,298       5,891      14,141       32,642
Allowance for borrowed funds used
  during construction                                (177)       (466)       (653)      (1,017)
                                                 --------    --------    --------     --------
TOTAL                                              29,757      30,695      60,250       82,724
                                                 --------    --------    --------     --------

INCOME BEFORE INCOME TAXES                         42,608      42,792      91,384       49,325

Income taxes                                       20,822      13,309      43,811       19,142
                                                 --------    --------    --------     --------

NET INCOME                                        $21,786     $29,483     $47,573      $30,183
                                                 ========    ========    ========     ========

See Notes to Financial Statements.


                         SYSTEM ENERGY RESOURCES, INC.
                           STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

                                                                      2000         1999
                                                                        (In Thousands)
                    OPERATING ACTIVITIES
Net income                                                            $47,573      $30,183
Noncash items included in net income:
  Reserve for regulatory adjustments                                   37,751       82,492
  Other regulatory charges - net                                       30,796       29,385
  Depreciation, amortization, and decommissioning                      65,403       65,891
  Deferred income taxes and investment tax credits                    (39,621)     (62,462)
  Allowance for equity funds used during construction                  (1,106)      (1,313)
Changes in working capital:
  Receivables                                                         186,754      (59,956)
  Accounts payable                                                    (14,193)      25,103
  Taxes accrued                                                         2,751       45,944
  Interest accrued                                                     (9,375)      (7,686)
  Other working capital accounts                                       12,218        3,149
Provision for estimated losses and reserves                              (106)        (228)
Changes in other regulatory assets                                     19,298       11,889
Other                                                                 (13,084)      12,630
                                                                     --------     --------
Net cash flow provided by operating activities                        325,059      175,021
                                                                     --------     --------

                    INVESTING ACTIVITIES
Construction expenditures                                             (24,557)     (11,200)
Allowance for equity funds used during construction                     1,106        1,313
Decommissioning trust contributions and realized
    change in trust assets                                            (11,544)     (11,264)
                                                                     --------     --------
Net cash flow used in investing activities                            (34,995)     (21,151)
                                                                     --------     --------

                    FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                            -      101,862
Retirement of:
  Long-term debt                                                       (2,947)    (182,884)
Dividends paid:
  Common stock                                                        (47,000)     (32,500)
                                                                     --------     --------
Net cash flow used in financing activities                            (49,947)    (113,522)
                                                                     --------     --------

Net increase in cash and cash equivalents                             240,117       40,348

Cash and cash equivalents at beginning of period                       35,152      236,841
                                                                     --------     --------

Cash and cash equivalents at end of period                           $275,269     $277,189
                                                                     ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                                $54,870      $70,231
  Income taxes                                                        $37,045      $19,744
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                          $199        ($792)

See Notes to Financial Statements.


                        SYSTEM ENERGY RESOURCES, INC.
                              BALANCE SHEETS
                                  ASSETS
                    June 30, 2000 and December 31, 1999
                                (Unaudited)

                                                                 2000        1999
                                                                  (In Thousands)
                  CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                               $39         $136
  Temporary cash investments - at cost,
    which approximates market                                    275,230       35,016
                                                              ----------   ----------
        Total cash and cash equivalents                          275,269       35,152
                                                              ----------   ----------
Accounts receivable:
  Associated companies                                           113,845      301,287
  Other                                                            1,358          670
                                                              ----------   ----------
    Total receivables                                            115,203      301,957
                                                              ----------   ----------
Materials and supplies - at average cost                          50,541       61,264
Deferred nuclear refueling outage costs                           14,161       18,665
Prepayments and other                                              5,114        2,251
                                                              ----------   ----------
TOTAL                                                            460,288      419,289
                                                              ----------   ----------

          OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                      147,127      135,384
                                                              ----------   ----------

                   UTILITY PLANT
Electric                                                       3,062,317    3,060,324
Property under capital lease                                     444,850      434,993
Construction work in progress                                     71,196       58,510
Nuclear fuel under capital lease                                  63,231       78,020
                                                              ----------   ----------
TOTAL UTILITY PLANT                                            3,641,594    3,631,847
Less - accumulated depreciation and amortization               1,371,577    1,312,559
                                                              ----------   ----------
UTILITY PLANT - NET                                            2,270,017    2,319,288
                                                              ----------   ----------

         DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                221,668      242,834
  Unamortized loss on reacquired debt                             53,980       56,474
  Other regulatory assets                                        187,779      185,910
Other                                                              9,351        9,869
                                                              ----------   ----------
TOTAL                                                            472,778      495,087
                                                              ----------   ----------

TOTAL ASSETS                                                  $3,350,210   $3,369,048
                                                              ==========   ==========
See Notes to Financial Statements.


                        SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                   LIABILITIES AND SHAREHOLDERS' EQUITY
                    June 30, 2000 and December 31, 1999
                                (Unaudited)

                                                                    2000        1999
                                                                     (In Thousands)
                 CURRENT LIABILITIES
Currently maturing long-term debt                                   $91,800      $77,947
Accounts payable
  Associated companies                                                1,372       15,237
  Other                                                              18,142       18,470
Taxes accrued                                                        58,134       55,383
Accumulated deferred income taxes                                     5,378        7,162
Interest accrued                                                     30,624       40,000
Obligations under capital leases                                     38,421       38,421
Other                                                                 1,505        1,651
                                                                 ----------   ----------
TOTAL                                                               245,376      254,271
                                                                 ----------   ----------

        DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                   435,323      481,945
Accumulated deferred investment tax credits                          91,254       93,219
Obligations under capital leases                                     24,809       39,599
FERC settlement - refund obligation                                  34,143       37,337
Other regulatory liabilities                                         96,481       73,313
Decommissioning                                                     141,048      129,503
Regulatory reserves                                                 305,521      267,771
Accumulated provisions                                                1,910        2,016
Other                                                                16,475       16,014
                                                                 ----------   ----------
TOTAL                                                             1,146,964    1,140,717
                                                                 ----------   ----------

Long-term debt                                                    1,065,817    1,082,579

                 SHAREHOLDERS' EQUITY
Common stock, no par value, authorized 1,000,000
 shares; issued and outstanding 789,350 shares in 2000
 and 1999                                                           789,350      789,350
Retained earnings                                                   102,703      102,131
                                                                 ----------   ----------
TOTAL                                                               892,053      891,481
                                                                 ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $3,350,210   $3,369,048
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

      See Note 9 to the financial statements in the Form 10-K for information on Entergy's estimated construction expenditures (excluding nuclear fuel), long-term debt and preferred stock maturities, and cash sinking fund requirements.

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

ANO Matters  (Entergy Corporation and Entergy Arkansas)

      See Note 9 to the financial statements in the Form 10-K for information on cracks in a number of steam generator tubes at ANO 2 that were discovered and repaired during an outage in March 1992, and the replacement of the steam generators scheduled for September 2000. On July 21, 2000, ANO 2 went offline to conduct additional inspections on the steam generator tubes as requested by the NRC. Management expects that ANO 2 will go back online in mid-August 2000.

Environmental Issues

(Entergy Gulf States)

      Entergy Gulf States has been designated as a potentially responsible party (PRP) for the cleanup of certain hazardous waste disposal sites. Entergy Gulf States is in periodic negotiations with the U.S. Environmental Protection Agency and state authorities regarding the cleanup of certain of these sites. As of June 30, 2000, a remaining recorded liability of approximately $17.7 million existed related to the cleanup of the remaining sites at which Entergy Gulf States has been designated a PRP. See "Environmental Regulation" in Item 1 of Part I of the Form 10-K for additional discussion of Entergy Gulf States' environmental clean-up activity and related litigation.

(Entergy Louisiana and Entergy New Orleans)

      During  1993, the Louisiana Department of Environmental Quality
(LDEQ) issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and chose to upgrade or close them. Completion of this work is awaiting LDEQ approval. LDEQ has issued notices of deficiencies for certain of these sites. Additional notices of deficiencies are expected in the third quarter of 2000. Recorded liabilities in the amounts of $5.8 million and $0.5 million existed at June 30, 2000 for wastewater upgrades and closures for Entergy Louisiana and Entergy New Orleans, respectively. Management of Entergy Louisiana and Entergy New Orleans believe these reserves are adequate based on current estimates.

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

Reimbursement Agreement  (System Energy)

      Under a bank letter of credit and reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the agreement) of at least 1.60 times earnings. System Energy was in compliance with the above covenants at June 30, 2000. See Note 9 to the financial statements in the Form 10-K for further information.

Litigation   (Entergy  Corporation, Entergy  Arkansas,  Entergy  Gulf
States,  Entergy  Louisiana,  Entergy Mississippi,  and  Entergy  New
Orleans)

      In addition to those proceedings discussed elsewhere herein and in the Form 10-K, Entergy and the domestic utility companies are involved in a number of other legal proceedings and claims in the ordinary course of their businesses. While management is unable to predict the outcome of these other legal proceedings and claims, it is not expected that their ultimate resolution individually or collectively will have a material adverse effect on the results of operations, cash flows, or financial condition of these entities.


NOTE 2.   RATE AND REGULATORY MATTERS

Electric Industry Restructuring

     Previous   developments  and  information  related  to  electric
industry restructuring are presented in Note 2 to the financial statements in the Form 10-K.

Arkansas

(Entergy Corporation and Entergy Arkansas)

      As discussed in Note 2 to the financial statements in the Form 10-K, in April 1999 the Arkansas legislature enacted a law providing for competition in the electric utility industry through retail open access on January 1, 2002. When retail open access is achieved, the generation operations will become a competitive business, but transmission and distribution operations will continue to be regulated. The APSC may delay implementation of retail open access, but not beyond June 30, 2003.

     The implementation of the Arkansas retail open access law through rulemakings and company filings is ongoing. Rulemakings associated with energy service provider licensing rules and affiliate rules have been completed. In June 2000, the APSC declared that billing would become a competitive service at the beginning of retail open access. Entergy Arkansas filed a functional, but not corporate, unbundling plan with the APSC on August 8, 2000. The plan initially establishes separate business units for distribution, generation, and a new retail energy service provider. The plan contemplates the transfer of transmission assets to the Transco discussed in the Form 10-K in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS." The functional unbundling plan is tentative because the regulatory requirements to implement the retail open access law have not been finalized, and changes to the details of the plan are likely.

     In June 2000, Entergy Arkansas filed an application to continue the stranded cost mitigation efforts agreed upon in the 1997 settlement agreement approved by the APSC. These mitigation efforts include the funding of a transition cost account with excess earnings to offset future stranded costs and the accelerated amortization of Entergy Arkansas' share of the Grand Gulf purchased power obligation under the Unit Power Sales Agreement. The filing included an updated stranded cost estimate intended to support Entergy Arkansas' recommendation that the mitigation efforts continue. The filing presents an estimated range of stranded costs based upon the
comparison  of  possible  generation  asset  market  values  to   the
generation assets' book values and contractual obligations. The range of possible generation asset market values used in the estimate was determined using generation asset sales in other jurisdictions. The estimated range of stranded costs in Arkansas set forth in the filing is $254 million to $1.64 billion.

Texas

(Entergy Corporation and Entergy Gulf States)

     As discussed in Note 2 to the financial statements in the Form 10-K, in June 1999 the Texas legislature enacted a law providing for competition in the electric utility industry through retail open access. The law provides for retail open access by most electric utilities, including Entergy Gulf States, on January 1, 2002. When retail open access is achieved, the generation business and a new retail electricity provider function will become competitive businesses, but transmission and distribution operations will continue to be regulated. The new retail provider function will be the primary point of contact with the customers for most services beyond initiation of electric service and restoration of service following outages.

     In January 2000, as required by the Texas restructuring legislation, Entergy Gulf States filed a business separation plan with the PUCT, which was amended in June 2000. The plan provided that, by January 2002, Entergy Gulf States would ultimately be divided into a Texas distribution company, a Texas transmission company, a Texas generation company, a Texas retail electricity provider, and a Louisiana company that will encompass distribution, generation, and transmission operations. In July 2000, the PUCT issued an interim order to approve the amended business separation plan. The plan provides that the Louisiana company would retain the liability for all debt obligations of Entergy Gulf States and that the property of the Texas companies would be released from the lien of Entergy Gulf States' mortgage. Each of the Texas companies would assume a portion of Entergy Gulf States' debt obligations, which assumptions would not act to release the Louisiana company's obligations. Each of the Texas companies would also grant a lien on properties in favor of the Louisiana company to secure its obligations to the Louisiana company in respect of the assumed obligations. In addition, under the plan Entergy Gulf States will refinance or retire existing debt through 2004. Regulatory approvals from FERC, the SEC, and the LPSC will be required before the business separation plan can be implemented. Remaining business separation issues in Texas will be addressed in the unbundled costs proceeding before the PUCT. The LPSC has opened a docket to identify the changes in corporate structure of Entergy Gulf States, and their potential impact on Louisiana retail ratepayers, resulting from restructuring in Texas and Arkansas. Entergy Gulf States filed testimony in that proceeding in August 2000 and hearings are scheduled in February 2001.

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

     At a prehearing conference held in April 2000, a procedural schedule for the case was established, calling for a hearing in January 2001. Management cannot predict the outcome of this proceeding. In connection with unbundled cost filings made by all Texas investor-owned utilities, the PUCT has opened a "generic docket" to determine issues that may be resolved on an industry-wide basis before the individual utility hearings begin. These issues include updating gas prices to be used in the model established by the PUCT for estimating stranded costs and incentive mechanisms to enhance the authorized rate of return.

Federal Regulatory Activity (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

     In April 2000, the LPSC and the Council filed a complaint with FERC seeking revisions to the System Agreement that they allege are necessary to accommodate the introduction of retail competition in Texas and Arkansas, where Entergy Gulf States and Entergy Arkansas provide utility service, and to protect Entergy's Louisiana customers from any adverse impact that may occur due to the introduction of such retail competition in some jurisdictions but not others. The
LPSC and the Council request that FERC immediately institute a proceeding to permit changes to be adopted prior to January 1, 2002, and request, among other things, that FERC cap certain of the System Agreement obligations of Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans and fix these companies' access to pool energy at the average level existing for the three years prior to the date that retail access is initiated in Texas and Arkansas. Alternatively, the LPSC and the Council request that FERC require Entergy to provide wholesale power contracts to these companies to satisfy their energy requirements at costs no higher than would have been incurred if retail competition were not implemented. The LPSC and the Council request that the relief be made available for at least eight years after implementation of retail competition or the withdrawal of Entergy Arkansas and Entergy Gulf States from the System Agreement, or until retail access is implemented in Louisiana and New Orleans. In addition, among other things, the LPSC and the Council assert in their complaint that:

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

     In June 2000, Entergy's domestic utility companies filed proposed amendments to the System Agreement with FERC to facilitate the implementation of retail competition in Arkansas and Texas and to provide for continued equalization of costs among the domestic utilities in Louisiana and Mississippi. The amendments provide the following:

     o cessation of participation in all aspects of the System Agreement, other than those related to transmission equalization, for any jurisdictional division of a domestic utility operating in a jurisdiction that initiates retail access;
     o certain sections of the System Agreement will no longer apply to the sales of generating capacity, whether through the sale of the asset or the output thereof, by a domestic utility operating in a jurisdiction that has established a date by which it will implement retail access; and
     o modification of the service schedule developed to track changes in energy costs resulting from the Entergy-Gulf States Utilities merger to include one final true-up of fuel costs upon cessation of one company's participation in the System Agreement, which thereafter will no longer be applicable for any purpose.

     Entergy believes that the proceedings relating to the proposed amendments serve as a response to the complaint by the LPSC and the Council and anticipates that the proceedings would be consolidated. In response to Entergy's proposal, the LPSC and the Council have requested that FERC dismiss the proposed amendments and proceed with the complaint proceedings. Several other parties have also intervened in the proceeding. In the event that the proceedings relating to the proposed amendments proceed, the LPSC and the Council have asserted that the charges to the domestic utility companies under the Unit Power Sales Agreement need to be reconsidered. Entergy has requested an expedited hearing on the proposed amendments and that FERC issue a final decision by October 1, 2001. A procedural schedule has not been established. Neither the timing, nor the ultimate outcome of these proceedings at FERC can be predicted at this time.

Retail Rate Proceedings

      Previous developments and information related to retail rate proceedings are presented in Note 2 to the financial statements in the Form 10-K.

Filings with the APSC  (Entergy Corporation and Entergy Arkansas)

     In March 2000, Entergy Arkansas filed its annually redetermined energy cost recovery (ECR) rate with the APSC in accordance with the energy cost recovery rider formula. The filing reflected that an increase was warranted to collect an under-recovery of energy costs for 1999. The increased ECR rate is effective April 2000 through March 2001.

     As discussed in Note 2 to the financial statements in the Form 10-K, Entergy Arkansas is operating under the terms of a settlement agreement approved by the APSC in December 1997 that allows the collection of excess earnings in a transition cost account. An adjustment was made to the transition cost account in May 2000 resulting in a negative net income impact of $4.4 million ($2.7 million after tax). Interest of $2.6 million ($1.6 million net of tax) was also recorded in the transition cost account for the first six months of 2000. The results of operations reflect these charges in operating expenses.

Filings with the PUCT and Texas Cities

PUCT Fuel Cost Review  (Entergy Corporation and Entergy Gulf States)

     As determined in the settlement agreement discussed in Note 2 to the financial statements in the Form 10-K, Entergy Gulf States adopted a methodology for calculating its fixed fuel factor based on the market price of natural gas. This calculation and any necessary adjustments occur semi-annually and will continue until December 2001.

     The amounts collected under Entergy Gulf States' fixed fuel factor through December 2001 are subject to fuel reconciliation proceedings before the PUCT, including a fuel reconciliation case filed by Entergy Gulf States in July 1999. In February 2000, Entergy Gulf States reached a settlement with all but one of the parties to that proceeding. Entergy Gulf States reconciled approximately $731 million (after excluding approximately $14 million related to Cajun issues to be handled in a subsequent proceeding) of fuel and purchased power costs. The settlement reduces Entergy Gulf States'
requested surcharge in the reconciliation filing from $14.7 million to $2.2 million. This settlement was approved by the PUCT in April 2000, confirming an interim order that allowed Entergy Gulf States to begin the recovery of the $2.2 million surcharge between April 2000 and January 2001. In addition, Entergy Gulf States agreed to file a fuel reconciliation case by January 12, 2001 covering the period from March 1, 1999 through August 31, 2000. The decrease in the requested surcharge was recorded in March 2000 and is reflected in Entergy Gulf States' operating income.

     In September 1999, the PUCT approved the final adjustment of the rate refunds ordered as a result of Entergy Gulf States' November 1996 rate case. These refunds were completed in the October 1999 billing month. Pursuant to the September 1999 order, a true-up proceeding was initiated, which required Entergy Gulf States to refund an additional $25 million. This refund was concluded in December 1999. The PUCT approved the final refund and concluded the proceeding in June 2000.

     In September 1999, Entergy Gulf States filed an application with the PUCT requesting an interim fuel surcharge to collect under-recovered fuel and purchased power expenses incurred from March 1999 through July 1999. In December 1999, the PUCT approved the collection of $33.9 million over a five-month period beginning January 2000. An administrative appeal of the interim fuel surcharge was filed by certain cities in Travis County District Court. The fuel and purchased power expenses contained in this surcharge will be subject to future fuel reconciliation proceedings.

Filings with the LPSC

Annual  Earnings  Reviews   (Entergy  Corporation  and  Entergy  Gulf
States)

      In June 2000, the LPSC approved a settlement between Entergy Gulf States and the LPSC staff to refund $83 million, including interest, resolving refund issues in Entergy Gulf States' second, third, fourth, and fifth post-Merger earnings reviews by the LPSC. The refund, for which adequate reserves have been made, will occur over a three-month period beginning July 2000.

     In May 2000, Entergy Gulf States filed its seventh required post-Merger earnings analysis with the LPSC. This filing will be subject to review by the LPSC, which may result in a change in rates. Entergy Gulf States also is proposing that the allowed return on common equity be increased to 11.60%. A procedural schedule has not yet been established by the LPSC.

Formula Rate Plan Filings (Entergy Corporation and Entergy Louisiana)

      In April 1999, Entergy Louisiana submitted its fourth annual performance-based rate plan filing for the 1998 test year. A rate reduction of $15 million was implemented effective August 1, 1999. In May 2000, the LPSC ordered an additional $6.4 million refund effective April 2000. Entergy Louisiana has provided reserves for these refunds. In addition, the LPSC extended Entergy Louisiana's formula rate plan for an additional year with the last filing to be made on April 15, 2001.

      In May 2000, Entergy Louisiana submitted its fifth annual performance-based rate plan filing for the 1999 test year. The filing indicated that a $24.8 million base rate reduction might be appropriate for implementation effective August 2000. Entergy Louisiana is proposing to increase prospectively the allowed return on common equity from 10.5% to 11.6%, which would reduce the amount of any rate reduction implemented. This filing will be subject to review by the LPSC. A procedural schedule has not yet been established by the LPSC.

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

      Entergy Louisiana and the staff of the LPSC have reached an agreement in principle for the settlement of the matter before the LPSC. The terms of the proposed settlement have not as yet been agreed to by other parties to the LPSC proceeding, and must be approved by the LPSC after any parties contesting the settlement are afforded the opportunity for a hearing. Entergy Louisiana would agree under the proposed settlement terms to refund to customers approximately $72 million to resolve all claims arising out of or relating to Entergy Louisiana's fuel adjustment clause filings from January 1, 1975 through December 31, 1999, except with respect to purchased power and associated costs included in the fuel adjustment clause filings for the period May 1 through September 30, 1999. Reserves were previously provided by Entergy Louisiana for the refund. If the proposed settlement is approved, Entergy Louisiana would also consent to future fuel cost recovery under a long-term gas contract based on a formula that would likely result in an under-recovery of actual costs under that contract for the remainder of its term, which runs through 2013. The future under-recovery cannot be precisely estimated at this time because it will depend upon factors that are not certain, such as the price of gas and the amount of gas purchased under the long-term contract. In recent years, Entergy Louisiana has made purchases under that contract totaling from $91 million to $121 million annually. Had the proposed settlement terms been applicable to such purchases, the under-recoveries would have ranged from $4 million to $9 million per year. Hearings in this proceeding are scheduled for September 2000, which will include consideration of the proposed settlement.

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

      In March 2000, Entergy Louisiana filed testimony in this sub-docket asserting that the prudence of the Vidalia contract already has been approved by final orders of the LPSC and that recovery of all amounts paid by Entergy Louisiana related to the Vidalia project pursuant to the FERC-filed rate is appropriate. Direct testimony was filed by intervenor Marathon Oil Company in May 2000 and by the LPSC staff and intervenor Louisiana Energy Users Group in July 2000. In its testimony the LPSC staff alleges that Entergy Louisiana was imprudent for not declaring to the LPSC that the Vidalia project had become uneconomic and not threatening to block the Vidalia project's owners' July 30, 1990 request that the LPSC clarify the LPSC's 1985 order (approving the Entergy Louisiana/Vidalia project power purchase agreement), unless the Vidalia project's owners' shared with Entergy Louisiana's ratepayers some portion of what the LPSC staff quantifies as approximately $90 million of tax consequences available to the project. The LPSC staff's testimony does not quantify how much of the potential tax savings Entergy Louisiana should have demanded in exchange for not attempting to block the Vidalia project's owners' request for clarification; however, that testimony does suggest various alternatives by which some portion of the $90 million, perhaps $45 million plus interest since 1990, could be returned to the ratepayers. The direct testimony of the intervenor Louisiana Energy Users Group alleges that Entergy Louisiana was imprudent for not attempting to block the Vidalia project's owners' July 30, 1990 request that the LPSC clarify the LPSC's 1985 order approving the Entergy Louisiana/Vidalia project power purchase agreement; however, that intervenor does not quantify the amount of damage alleged to have been caused by this alleged imprudence. The direct testimony of the intervenor Marathon Oil Company alleges with respect to Entergy Louisiana that imprudent Vidalia project costs should be disallowed and that Entergy Louisiana's customers should not be charged 100% of the Vidalia costs. It is anticipated that hearings in this sub-docket concerning the Vidalia contract will be completed by the end of 2000.

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

Purchased  Power  for  Summer  2000  (Entergy  Corporation,   Entergy
Arkansas,   Entergy   Gulf   States,   Entergy   Louisiana,   Entergy
Mississippi, and Entergy New Orleans)

     The domestic utility companies filed applications with the APSC, the LPSC, the MPSC, and the Council to approve the sale of power by Entergy Gulf States from its unregulated, undivided 30% interest in River Bend formerly owned by Cajun to the other domestic utility companies during the summer of 2000. In addition, Entergy Gulf States and Entergy Louisiana filed an application with the LPSC for authorization to purchase capacity and electric power from third parties for the summer of 2000. The commissions and Council have approved the applications, with a reservation of their right to review the prudence of the purchases and the appropriate catagorization of the costs as either capacity or energy charges for purposes of recovery.

Proposed  Rate  Increase   (Entergy  Corporation,  Entergy  Arkansas,
Entergy  Louisiana,  Entergy Mississippi, Entergy  New  Orleans,  and
System Energy)

      As discussed in Note 2 to the financial statements in the Form 10-K, System Energy applied to FERC in May 1995 for a $65.5 million rate increase. The request sought changes to System Energy's rate schedule, including increases in the revenue requirement associated with decommissioning costs, the depreciation rate, and the rate of return on common equity. In December 1995, System Energy implemented the $65.5 million rate increase, subject to refund, for which a portion has been reserved.

      After a hearing, FERC issued an order in August 2000 in the proceeding. FERC affirmed the ALJ's adoption of a 10.8% return on equity, but modified the return to reflect changes in capital market conditions since the ALJ's decision. FERC adjusted the rate of return to 10.58% for the period December 1995 to the date of FERC's decision, and prospectively adjusted the rate of return to 10.94% from the date of FERC's decision. FERC's decision also changed other aspects of System Energy's proposed rate schedule, including the depreciation rate and decommissioning costs and their methodology.

      System Energy has provided reserves for a potential refund to the rate level of the initial ALJ decision, including interest. Management is analyzing the effect of FERC's decision, but a refund to the FERC decision rate level is not expected to have a material adverse effect on Entergy's, System Energy's, or the domestic utility companies results of operations. Management's analysis may result in a request for rehearing or an appeal of FERC's order.


NOTE 3.  COMMON STOCK (Entergy Corporation)

      During the six months ended June 30, 2000, Entergy Corporation repurchased 16,126,000 shares of common stock in the open market for an aggregate purchase price of approximately $389 million. These shares were purchased pursuant to Entergy's stock repurchase plan and also to fulfill the requirements of various stock-based compensation and benefit plans. Under the terms of the Merger Agreement, Entergy will use its commercially reasonable efforts to purchase in open market transactions an additional $430 million of shares of its common stock.

     During the six months ended June 30, 2000, Entergy Corporation issued 462,290 shares of its previously repurchased common stock to satisfy stock options exercised and employee stock purchases. In addition, Entergy Corporation received proceeds of approximately $2.0 million from the issuance of 89,894 shares of common stock under its dividend reinvestment and stock purchase plan.


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

     On May 23, 2000, Entergy Louisiana issued $150 million of 8.50% Series First Mortgage Bonds due June 1, 2003. The proceeds are being used for general corporate purposes, including the repayment of the open account advance from Entergy Corporation and of short-term indebtedness that was incurred for capital needs and capital expenditures.

(Entergy Gulf States)

     On June 1, 2000, Entergy Gulf States issued $300 million of First Mortgage Bonds due June 2, 2003 bearing interest at an initial rate of 8.04%. The proceeds are being used for general corporate purposes, including the retirement of short-term indebtedness that was incurred for capital needs and capital expenditures, and the mandatory redemption of $150 million of preference stock.

(Entergy New Orleans)

     On July 25, 2000, Entergy New Orleans issued $30 million of 8.125% Series First Mortgage Bonds due July 15, 2005. The proceeds are being used for general corporate purposes, including the retirement of short-term indebtedness that was incurred for capital needs and capital expenditures.

(Entergy Corporation)

     In May 2000, Entergy's global power development business entered into 10-year interest rate swap agreements with an average fixed rate of 6.568% for approximately 75% of the debt outstanding under the Damhead Creek bridge and term loan portion of the Senior Credit Facility. The global power development business is exposed to market risks from movements in interest rates for the hedged portion of the debt only in the unlikely event that the counterparties to the interest rate swap agreements were to default on contractual payments. At June 30, 2000, Entergy's global power development business had outstanding interest rate swap agreements totalling a notional amount of $362.8 million. Under the Senior Credit Facility and the Subordinated Credit Facility, the ability of the global power development business to make distributions of dividends, loans, or advances to Entergy Corporation is restricted by, among other things, the requirement to pay permitted project costs, make debt repayments, and maintain cash reserves. See Note 7 to the financial statements in the Form 10-K for further discussion on the financing of the Damhead Creek project.


NOTE 5.  RETAINED EARNINGS (Entergy Corporation)

      On July 28, 2000, Entergy Corporation's Board of Directors declared a common stock dividend of $0.30 per share, payable on September 1, 2000, to holders of record on August 14, 2000.


NOTE 6.  BUSINESS SEGMENT INFORMATION  (Entergy Corporation)

      See  Note 14 to the financial statements in the Form  10-K  for information regarding Entergy's adoption of SFAS 131 and its operating segments. Entergy's segment financial information for the three months ended June 30, 2000 and 1999 is as follows (in thousands):

                       Domestic     Power
                     Utility and  Marketing
                        System       and        All
                        Energy    Trading*    Other*    Eliminations Consolidated
 2000
 Operating Revenues   $1,697,577    $372,803   $ 79,988    $  (12,580)  $2,137,788
 Income Taxes            120,306       2,061     27,496             -      149,863
 Net Income              186,946       3,823     55,004             -      245,773


 1999
 Operating Revenues   $1,646,027   $ 668,797   $  9,868    $   (8,288) $ 2,316,404
 Income Taxes            107,903       1,187    (22,657)            -       86,433
 Net Income              174,868        (142)    35,032             -      209,758




     Entergy's segment financial information for the six months ended June 30, 2000 and 1999 is as follows (in thousands):

                        Domestic     Power
                      Utility and  Marketing
                         System       and
                         Energy    Trading*   All Other*     Eliminations  Consolidated
 2000
 Operating Revenues    $3,098,921    $718,960   $   155,839    $   (24,440)   $  3,949,280
 Income Taxes             191,497       7,797        33,394              -         232,688
 Net Income               274,284      15,120        64,779              -         354,183
 Total Assets          20,228,032     849,718     3,780,569       (534,043)     24,324,276


 1999
 Operating Revenues    $2,932,729  $1,013,595    $   21,731    $   (11,729)  $   3,956,326
 Income Taxes             167,497      (7,036)      (28,855)             -         131,606
 Net Income               257,444     (14,155)       39,375              -         282,664
 Total Assets          19,515,460     952,960     2,838,509       (223,197)     23,083,732



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

NOTE 7.  SUBSEQUENT EVENT  (Entergy Corporation)

     On July 30, 2000, Entergy Corporation and FPL Group entered into a Merger Agreement, providing for a business combination that results in the creation of a new company. The Merger will be accounted for under the purchase method of accounting as an acquisition of Entergy by FPL Group. Each outstanding share of FPL Group common stock will be converted into the right to receive one share of the new company's common stock, and each outstanding share of Entergy Corporation common stock will be converted into the right to receive 0.585 of a share of the new company's common stock. It is expected that FPL Group's shareholders will own approximately 57% of the common equity of the new company and Entergy's shareholders will own approximately 43%. The new company will be given a new name that will be agreed upon between the Boards of Directors of FPL and Entergy prior to the consummation of the Merger. The new company will maintain its principal corporate offices and headquarters in Juno Beach, Florida, and will maintain its utility headquarters in New Orleans, Louisiana. The Merger is conditioned, among other things, upon approvals of the shareholders of FPL Group and Entergy and approvals of various local, state, and federal regulatory agencies and commissions. Entergy and FPL Group will seek to consummate the Merger by late 2001.

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

Aquila Power Corporation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

     See "Aquila Power Corporation" in Item 1 of Part 1 of the Form 10-K and in Item 1 of Part II of the 2000 first quarter Form 10-Q for information relating to the lawsuit filed by Aquila Power Corporation (Aquila) against Entergy Services, as agent for the domestic utility companies.

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

      In the lawsuit filed in state court in Orleans Parish alleging violations of Entergy New Orleans' limit on rate of return, in May 2000 a court of appeal granted Entergy New Orleans' exception to jurisdiction in the case and dismissed the proceeding.

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

Ice Storm Litigation  (Entergy Corporation and Entergy Gulf States)

      See "Ice Storm Litigation" in Part I of the Form 10-K for information relating to the lawsuit filed by a group of Entergy Gulf States customers in Texas against Entergy Corporation, Entergy Gulf States, and other Entergy subsidiaries in state court in Jefferson County, Texas purportedly on behalf of all Entergy Gulf States customers in Texas who sustained outages in a January 1997 ice storm. In March 2000, an appellate court affirmed the district court's decision to certify the class. In response to Entergy's motion for rehearing the appellate court reversed the district court, denied class certification, and remanded the case to the district court for proceedings consistent with its ruling.

Litigation  Environment   (Entergy  Corporation,  Entergy   Arkansas,
Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The four states in which Entergy and the domestic utility companies operate have proven to be unusually litigious environments. Judges and juries in these states, and in particular Louisiana and Texas, have demonstrated a willingness to grant large verdicts, including punitive damages, to plaintiffs in personal injury, property damage, and business tort cases. Entergy uses all appropriate legal means to contest litigation threatened or filed against it, but the litigation environment in these states poses a business risk.


Item 4.  Submission of Matters to a Vote of Security Holders

Election of Board of Directors
                         Entergy Corporation

      The annual meeting of stockholders of Entergy Corporation was held on May 12, 2000. The following matters were voted on and received the specified number of votes for, abstentions, votes withheld (against), and broker non-votes:

1.   Election of Directors:

                                                                        Broker
Name of Nominee            Votes For    Abstentions   Votes Withheld  Non-Votes
W. Frank Blount           198,741,281      N/A          2,074,693       N/A
George W. Davis           198,679,193      N/A          2,136,781       N/A
Norman C. Francis         198,690,587      N/A          2,125,387       N/A
J. Wayne Leonard          198,748,165      N/A          2,067,809       N/A
Robert v.d. Luft          198,678,214      N/A          2,137,760       N/A
Thomas F. McLarty, III    198,492,950      N/A          2,323,024       N/A
Paul W. Murrill           197,859,191      N/A          2,956,783       N/A
James R. Nichols          198,736,072      N/A          2,079,902       N/A
William A. Percy, II      198,689,700      N/A          2,126,274       N/A
D. H. Reilley             198,702,828      N/A          2,113,146       N/A
Wm. Clifford Smith        197,940,015      N/A          2,875,959       N/A
Bismark A. Steinhagen     198,737,362      N/A          2,078,612       N/A


2. Ratify the appointment of independent public accountants, PricewaterhouseCoopers LLP for the year 2000: 199,568,691 votes for; 470,300 votes against; 791,145 abstentions; and broker non-votes are not applicable.

(Entergy Arkansas)

      A consent in lieu of the annual meeting of common stockholders was executed on July 31, 2000. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Arkansas: Hugh T. McDonald, Donald C. Hintz, Jerry D. Jackson, and C. John Wilder.

(Entergy Gulf States)

      A consent in lieu of the annual meeting of common stockholders was executed on July 31, 2000. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Gulf States: E. Renae Conley, Joseph
F. Domino, Donald C. Hintz, Jerry D. Jackson, and C. John Wilder.

(Entergy Louisiana)

      A consent in lieu of the annual meeting of common stockholders was executed on July 31, 2000. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Louisiana: E. Renae Conley, Donald C. Hintz, Jerry D. Jackson, and C. John Wilder.

(Entergy Mississippi)

      A consent in lieu of the annual meeting of common stockholders was executed on July 31, 2000. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy Mississippi: Carolyn C. Shanks, Donald
C. Hintz, Jerry D. Jackson, and C. John Wilder.

(Entergy New Orleans)

      A consent in lieu of the annual meeting of common stockholders was executed on July 31, 2000. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of Entergy New Orleans: Daniel F. Packer, Donald
C. Hintz, Jerry D. Jackson, and C. John Wilder.

(System Energy)

      A consent in lieu of the annual meeting of common stockholders was executed on July 31, 2000. The consent was signed on behalf of Entergy Corporation, the holder of all issued and outstanding shares of common stock. The common stockholder, by such consent, elected the following individuals to serve as directors constituting the Board of Directors of System Energy: Jerry W. Yelverton, Donald C. Hintz, and C. John Wilder.


Item 5.  Other Information

Earnings  Ratios   (Entergy Arkansas, Entergy  Gulf  States,  Entergy
Louisiana,  Entergy  Mississippi, Entergy  New  Orleans,  and  System
Energy)

     The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

                          Ratios of Earnings to Fixed Charges
                                  Twelve Months Ended
                                  December 31,               June 30,
                       1995  1996   1997     1998    1999      2000

Entergy Arkansas       2.56  2.93   2.54    2.63     2.08      2.62
Entergy Gulf States    1.86  1.47   1.42    1.40     2.18      2.49
Entergy Louisiana      3.18  3.16   2.74    3.18     3.48      2.82
Entergy Mississippi    2.92  3.40   2.98    3.12     2.44      2.66
Entergy New Orleans    3.93  3.51   2.70    2.65     3.00      2.99
System Energy          2.07  2.21   2.31    2.52     1.90      2.38



                         Ratios of Earnings to Combined Fixed Charges
                                   and Preferred Dividends
                                     Twelve Months Ended
                                     December 31,              June 30,
                          1995  1996   1997     1998    1999      2000

Entergy Arkansas          2.12  2.44   2.24    2.28     1.80      2.26
Entergy Gulf States (a)   1.54  1.19   1.23    1.20     1.86      2.16
Entergy Louisiana         2.60  2.64   2.36    2.75     3.09      2.50
Entergy Mississippi       2.51  2.95   2.69    2.80     2.18      2.39
Entergy New Orleans       3.56  3.22   2.44    2.41     2.74      2.67

(a) "Preferred Dividends" in the case of Entergy Gulf States also include dividends on preference stock.


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits*

**  2(a) -    Agreement  and  Plan of Merger dated as of July 30, 2000,
              among  FPL Group, Inc.,  Entergy Corporation, WCB Holding
              Corp.,  Ranger Acquisition  Corp.  and  Ring  Acquisition
              Corp (filed  as  Exhibit 2.1  to  Form 8-K dated July 31,
              2000 in 1-11299).

**  4(a) -    Fifty-fifth Supplemental Indenture, dated as of  May  15,
              2000, to Entergy Louisiana's Mortgage and Deed of Trust, dated as of April 1,1944 (filed as Exhibit A-2(c) to Rule
              24 Certificate dated June 2, 2000 in File No. 70-9141).

    4(b) - Second Amended and Restated Credit Agreement, dated as of May 18, 2000, among Entergy, the Banks (The Bank of New York, The Chase Manhattan Bank, Citibank, N.A., ABN AMRO Bank N.V., The Bank of Nova Scotia, Bank One, N.A., Bayerische Landesbank Girozentrale, The Royal Bank of Scotland PLC, Barclays Bank PLC, Credit Agricole Indosuez, The Industrial Bank of Japan, KBC Bank NV, Union Bank of California, N.A., Westdeutsche Landesbank Girozentrale, and Mellon Bank, N.A.), and Citibank, N.A., as Agent.

**  4(c) -    Fifty-ninth Supplemental Indenture, dated as of  June  1,
              2000, to Entergy Gulf States' Mortgage and Deed of Trust, dated as of September 1, 1926 (filed as Exhibit A-2(a) to
              Rule  24 Certificate dated June 23, 2000 in File No.  70-
              8721).

    4(d) - Eighth Supplemental Indenture, dated as of July 1, 2000, to Entergy New Orleans' Mortgage and Deed of Trust, dated as of May 1, 1987.

    27(a) - Financial Data Schedule for Entergy Corporation and Subsidiaries as of June 30, 2000.

    27(b) -   Financial Data Schedule for Entergy Arkansas as  of  June
              30, 2000.

    27(c) -   Financial  Data Schedule for Entergy Gulf  States  as  of
              June 30, 2000.

    27(d) -   Financial Data Schedule for Entergy Louisiana as of  June
              30, 2000.

    27(e) -   Financial  Data  Schedule for Entergy Mississippi  as  of
              June 30, 2000.

    27(f) -   Financial  Data Schedule for Entergy New  Orleans  as  of
              June 30, 2000.

    27(g) -   Financial Data Schedule for System Energy as of June  30,
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

**  99(h) -   Quarterly  Reports  on Form 10-Q of Entergy  Corporation,
              Entergy Arkansas, Entergy Gulf States, Entergy Louisiana,
              Entergy  Mississippi,  Entergy New  Orleans,  and  System
              Energy for the quarter ended March 31, 2000, portions  of
              which  are  incorporated herein by reference as described
              elsewhere  in this document (filed with the SEC  in  File
              Nos.  1-11299,  1-10764, 1-27031, 1-8474, 0-320,  0-5807,
              and 1-9067, respectively).
___________________________

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Entergy Corporation agrees to furnish to the Commission upon request any instrument with respect to long-term debt that is not registered or listed herein as an Exhibit because the total amount of securities authorized under such agreement does not exceed ten percent of Entergy Corporation and its subsidiaries on a consolidated basis.

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended June 30, 2000, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended June 30, 2000.

**   Incorporated herein by reference as indicated.

     (b)   Reports on Form 8-K

     Entergy Corporation

           A Current Report on Form 8-K, dated April 24, 2000, was filed with the SEC on April 28, 2000, reporting information under Item 5. "Other Events" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".

     Entergy Corporation

           A Current Report on Form 8-K, dated July 26, 2000, was filed with the SEC on July 27, 2000, reporting information under Item 5. "Other Events" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".

     Entergy Corporation

           A Current Report on Form 8-K, dated July 30, 2000, was filed with the SEC on July 31, 2000, reporting information under Item 5. "Other Events" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".


     Entergy Corporation

           A Current Report on Form 8-K, dated July 30, 2000, was filed with the SEC on August 3, 2000, reporting information under Item 5. "Other Events" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".

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


Date:  August 8, 2000