Form 10-Q/A
period 2000-06-30
ENTERGY CORP /DE/
filed 2000-08-11
CIK 65984

_________________________________________________________________________
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q/A


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

Yes     X      No


Amendment No. 1 to Entergy Corporation's Form 10-Q for the quarter ended June 30, 2000 is made to include earnings per share and dividend per share information in the Entergy Corporation and Subsidiaries Consolidated Statements of Income, which were inadvertently omitted from the original filing.

                  ENTERGY CORPORATION AND SUBSIDIARIES
                 INDEX TO QUARTERLY REPORT ON FORM 10-Q
                              June 30, 2000



Entergy Corporation and Subsidiaries:
  Consolidated Statements of Income
  Consolidated Statements of Cash Flows
  Consolidated Balance Sheets
  Consolidated Statements of Retained Earnings,
    Comprehensive Income, and Paid-In Capital
  Selected Operating Results
Notes to Financial Statements for Entergy Corporation
  and Subsidiaries
Signature

                              ENTERGY CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                    For the Three and Six Months Ended June 30, 2000 and 1999
                                           (Unaudited)

                                               Three Months Ended           Six Months Ended
                                               2000         1999           2000          1999
                                                      (In Thousands, Except Share Data)
          OPERATING REVENUES
Domestic electric                           $1,664,688    $1,613,136    $3,017,570     $2,851,719
Natural gas                                     28,396        22,149        74,292         59,880
Steam products                                       -         7,254             -         15,550
Competitive businesses                         444,704       673,865       857,418      1,029,177
                                            -----------------------------------------------------
TOTAL                                        2,137,788     2,316,404     3,949,280      3,956,326
                                            -----------------------------------------------------
          OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                  464,436       490,871       962,190        893,844
   Purchased power                             502,521       676,827       872,064      1,050,626
   Nuclear refueling outage expenses            16,629        17,135        35,186         36,820
   Other operation and maintenance             450,223       410,707       827,634        778,338
Decommissioning                                  6,169        10,758        17,106         23,432
Taxes other than income taxes                   83,540        83,053       163,158        166,121
Depreciation and amortization                  178,749       176,707       357,025        361,549
Other regulatory credits - net                  (5,900)       (2,372)      (20,506)       (18,970)
Amortization of rate deferrals                   7,883        88,767        15,279         97,180
                                            -----------------------------------------------------
TOTAL                                        1,704,250     1,952,453     3,229,136      3,388,940
                                            -----------------------------------------------------
OPERATING INCOME                               433,538       363,951       720,144        567,386
                                            -----------------------------------------------------
             OTHER INCOME
Allowance for equity funds used during
  construction                                   8,041         7,348        15,735         12,759
Gain on sale of assets                          21,057        40,718        21,574         61,301
Miscellaneous - net                             73,651        40,064       102,633         60,016
                                            -----------------------------------------------------
TOTAL                                          102,749        88,130       139,942        134,076
                                            -----------------------------------------------------
      INTEREST AND OTHER CHARGES
Interest on long-term debt                     118,462       120,164       232,121        242,695
Other interest - net                            23,369        36,942        43,652         45,483
Distributions on preferred securities
  of subsidiary                                  4,709         4,710         9,419          9,419
Allowance for borrowed funds used
  during  Construction                          (5,889)       (5,926)      (11,977)       (10,405)
                                            -----------------------------------------------------
TOTAL                                          140,651       155,890       273,215        287,192
                                            -----------------------------------------------------
INCOME BEFORE INCOME TAXES                     395,636       296,191       586,871        414,270

Income taxes                                   149,863        86,433       232,688        131,606
                                            -----------------------------------------------------
CONSOLIDATED NET INCOME                        245,773       209,758       354,183        282,664

Preferred dividend requirements and
  other                                          8,581         9,981        18,131         20,706
                                            -----------------------------------------------------
EARNINGS APPLICABLE TO
COMMON STOCK                                  $237,192      $199,777      $336,052       $261,958
                                            =====================================================


Earnings per average common share:
  Basic and diluted				 $1.04         $0.81         $1.45          $1.06
Dividends declared per common share              $0.30         $0.30         $0.60          $0.60
Average number of common shares outstanding:
  Basic					   228,097,385   246,795,710   232,352,915    246,688,052
  Diluted				   228,152,627   247,207,533   232,382,112    246,962,829



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

                 __________________________________

     In the opinion of the management of Entergy Corporation, the accompanying unaudited condensed financial statements contain all adjustments (consisting primarily of normal recurring accruals and reclassification of previously reported amounts to conform to current classifications) necessary for a fair statement of the results for the interim periods presented. The results for the interim periods presented should not be used as a basis for estimating results of operations for a full year.

                              SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         ENTERGY CORPORATION


                                   /s/ Nathan E. Langston
                                      Nathan E. Langston
                              Vice President and Chief Accounting Officer


Date:  August 11, 2000