Form 10-Q
period 2000-09-30
ENTERGY CORP /DE/; ENTERGY ARKANSAS INC; ENTERGY GULF STATES INC; ENTERGY LOUISIANA INC; ENTERGY MISSISSIPPI INC; ENTERGY NEW ORLEANS INC; SYSTEM ENERGY RESOURCES INC
filed 2000-11-13
CIK 65984, 7323, 44570, 60527, 66901, 71508, 202584

_________________________________________________________________________
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q


(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended September 30, 2000

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

Commission      Registrant, State of Incorporation,    I.R.S. Employer
File Number     Address of Principal Executive         Identification No.
                Offices and Telephone Number

1-11299         ENTERGY CORPORATION                    72-1229752
                (a Delaware corporation)
                639 Loyola Avenue
                New Orleans, Louisiana 70113
                Telephone (504) 576-4000

1-10764         ENTERGY ARKANSAS, INC.                 71-0005900
                (an Arkansas corporation)
                425 West Capitol Avenue, 40th Floor
                Little Rock, Arkansas 72201
                Telephone (501) 377-4000

1-27031         ENTERGY GULF STATES, INC.              74-0662730
                (a Texas corporation)
                350 Pine Street
                Beaumont, Texas  77701
                Telephone (409) 838-6631

1-8474          ENTERGY LOUISIANA, INC.                72-0245590
                (a Louisiana corporation)
                4809 Jefferson Highway
                Jefferson, Louisiana 70121
                Telephone (504) 840-2734

0-320           ENTERGY MISSISSIPPI, INC.              64-0205830
                (a Mississippi corporation)
                308 East Pearl Street
                Jackson, Mississippi 39201
                Telephone (601) 368-5000

0-5807          ENTERGY NEW ORLEANS, INC.              72-0273040
                (a Louisiana corporation)
                1600 Perdido Street, Building 505
                New Orleans, Louisiana 70112
                Telephone (504) 670-3674

1-9067          SYSTEM ENERGY RESOURCES, INC.          72-0752777
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

Yes     X      No

Common Stock Outstanding                Outstanding at October 31, 2000
Entergy Corporation      ($0.01 par value)             219,596,299

      Entergy Corporation, Entergy Arkansas, Inc., Entergy Gulf States, Inc., Entergy Louisiana, Inc., Entergy Mississippi, Inc., Entergy New Orleans, Inc., and System Energy Resources, Inc. separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company reports herein only as to itself and makes no other representations whatsoever as to any other company. This combined Quarterly Report on Form 10-Q supplements and updates the Annual Report on Form 10-K for the calendar year ended December 31, 1999, and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000, filed by the individual registrants with the SEC, and should be read in conjunction therewith.


                       Forward-Looking Information

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

                  ENTERGY CORPORATION AND SUBSIDIARIES
                 INDEX TO QUARTERLY REPORT ON FORM 10-Q
                           September 30, 2000
                                                        Page Number

Definitions                                                 1
Management's Financial Discussion and Analysis -
 Significant Factors and Known Trends                       3
Management's Financial Discussion and Analysis -
 Liquidity and Capital Resources                           10
Results of Operations and Financial Statements:
  Entergy Corporation and Subsidiaries:
     Results of Operations                                 18
     Consolidated Statements of Income                     25
     Consolidated Statements of Cash Flows                 26
     Consolidated Balance Sheets                           28
     Consolidated Statements of Retained Earnings
      and Comprehensive Income                             30
     Selected Operating Results                            31
  Entergy Arkansas, Inc.:
     Results of Operations                                 32
     Income Statements                                     36
     Statements of Cash Flows                              37
     Balance Sheets                                        38
     Selected Operating Results                            40
  Entergy Gulf States, Inc.:
     Results of Operations                                 41
     Income Statements                                     44
     Statements of Cash Flows                              45
     Balance Sheets                                        46
     Selected Operating Results                            48
  Entergy Louisiana, Inc.:
     Results of Operations                                 49
     Income Statements                                     52
     Statements of Cash Flows                              53
     Balance Sheets                                        54
     Selected Operating Results                            56
  Entergy Mississippi, Inc.:
     Results of Operations                                 57
     Income Statements                                     60
     Statements of Cash Flows                              61
     Balance Sheets                                        62
     Selected Operating Results                            64
  Entergy New Orleans, Inc.:
     Results of Operations                                 65
     Income Statements                                     67
     Statements of Cash Flows                              69
     Balance Sheets                                        70
     Selected Operating Results                            72
  System Energy Resources, Inc.:
     Results of Operations                                 73
     Income Statements                                     74
     Statements of Cash Flows                              75
     Balance Sheets                                        76
Notes to Financial Statements for Entergy Corporation
 and Subsidiaries                                          78
Part II:
  Item 1.  Legal Proceedings                               92
  Item 4.  Submission of Matters to a Vote of
            Security Holders                               93
  Item 5.  Other Information                               94
  Item 6.  Exhibits and Reports on Form 8-K                94
Signature                                                  97

                               DEFINITIONS

Certain abbreviations or acronyms used in the text are defined below:

   Abbreviation or Acronym        Term

AFUDC                    Allowance for Funds Used During Construction
ALJ                      Administrative Law Judge
ANO 1 and 2              Units  1  and  2 of Arkansas Nuclear  One  Steam
                         Electric Generating Station (nuclear)
APSC                     Arkansas Public Service Commission
Board                    Board of Directors of Entergy Corporation
BPS                      British pounds sterling
Cajun                    Cajun Electric Power Cooperative, Inc.
Capital Funds Agreement  Agreement,  dated  as  of  June  21,  1974,   as
                         amended,  between  System  Energy  and   Entergy
                         Corporation, and the assignments thereof
CitiPower                CitiPower Pty., an electric distribution company
                         serving  Melbourne,  Australia  and  surrounding
                         suburbs, which was acquired by Entergy effective
                         January   5,  1996,  and  was  sold  by  Entergy
                         effective December 31, 1998
Council                  Council of the City of New Orleans, Louisiana
domestic utility
 companies               Entergy  Arkansas, Entergy Gulf States,  Entergy
                         Louisiana, Entergy Mississippi, and Entergy  New
                         Orleans, collectively
EPA                      United States Environmental Protection Agency
EWG                      Exempt wholesale generator under PUHCA
Entergy                  Entergy  Corporation and its various direct  and
                         indirect subsidiaries
Entergy Arkansas         Entergy Arkansas, Inc., an Arkansas corporation
Entergy Corporation      Entergy Corporation, a Delaware corporation
Entergy Gulf States      Entergy  Gulf States, Inc., a Texas  corporation
                         (including wholly owned subsidiaries  -  Varibus
                         Corporation, GSG&T, Inc., Prudential Oil &  Gas,
                         Inc., and Southern Gulf Railway Company)
Entergy Louisiana        Entergy Louisiana, Inc., a Louisiana corporation
Entergy Mississippi      Entergy   Mississippi,   Inc.,   a   Mississippi
                         corporation
Entergy New Orleans      Entergy   New   Orleans,   Inc.,   a   Louisiana
                         corporation
FERC                     Federal Energy Regulatory Commission
FUCO                     Exempt foreign utility company under PUHCA
Form 10-K                The  combined Annual Report on Form 10-K for the
                         year ended December 31, 1999 of Entergy, Entergy
                         Arkansas,    Entergy   Gulf   States,    Entergy
                         Louisiana,  Entergy  Mississippi,  Entergy   New
                         Orleans, and System Energy
FPL Group                FPL  Group,  Inc.,  a  Florida  corporation  and
                         parent company of Florida Power & Light Company
Grand Gulf 1             Unit  No. 1 of the Grand Gulf Nuclear Generation
                         Plant
Independence             Independence  Steam  Electric  Station   (coal),
                         owned  16%  by Entergy Arkansas, 25% by  Entergy
                         Mississippi, and 7% by Entergy Power
London Electricity       London  Electricity  plc - a  regional  electric
                         company  serving  London,  England,  which   was
                         acquired by Entergy effective February 1,  1997,
                         and  was  sold by Entergy effective December  4,
                         1998
LPSC                     Louisiana Public Service Commission
Merger                   The business combination transaction pursuant to
                         which  the  outstanding shares of FPL Group  and
                         the  outstanding  shares of Entergy  Corporation
                         will be converted into the right to receive 1.00
                         and 0.585 shares, respectively, of a new company
Merger Agreement         Agreement and Plan of Merger dated July 30, 2000
                         by  and  between FPL Group, Entergy Corporation,
                         WCB   Holding  Corporation,  Ranger  Acquisition
                         Corporation and Ring Acquisition Corporation
MPSC                     Mississippi Public Service Commission
MW                       Megawatt(s)

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

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


      See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for a discussion of the increasing competitive pressures facing Entergy and the electric utility industry, as well as market risks and other significant issues affecting Entergy. Set forth below are updates to the information contained therein.

Business Combination with FPL Group

     On July 30, 2000, Entergy Corporation and FPL Group entered into a Merger Agreement providing for a business combination that results in the creation of a new company. Each outstanding share of FPL Group common stock will be converted into the right to receive one share of the new company's common stock, and each outstanding share of Entergy Corporation common stock will be converted into the right to receive 0.585 of a share of the new company's common stock. It is expected that FPL Group's shareholders will own approximately 57% of the common equity of the new
company  and  Entergy's  shareholders will own  approximately  43%.   The
initial board of directors of the new company will consist of eight directors designated by FPL Group and seven directors designated by
Entergy.   The new company will be given a new name that will  be  agreed upon between the Boards of Directors of FPL and Entergy prior to the consummation of the Merger. The new company will maintain its principal corporate offices and headquarters in Juno Beach, Florida, and will maintain its utility headquarters in New Orleans, Louisiana. The Merger Agreement generally allows Entergy to continue business in the ordinary course consistent with past practice and contains certain restrictions on Entergy's capital activities, including restrictions on the issuance of securities, capital expenditures, dispositions, incurrence or guarantee of indebtedness, and trading or marketing of energy. Entergy generally will be permitted to take actions pursuant to restructuring legislation in the domestic utility companies' jurisdictions of operation and to reorganize its transmission business. Under certain circumstances, if the Merger Agreement is terminated, a termination fee of $215 million may be payable
by  one  of  the  parties.   Both the FPL Group  and  Entergy  Boards  of
Directors unanimously approved the Merger. The Merger is conditioned upon, among other things, approvals of the shareholders of FPL Group and Entergy and the receipt of required regulatory approvals of various local, state, and federal regulatory agencies and commissions, including the SEC and FERC. Entergy and FPL Group will seek to consummate the Merger by late 2001.

    The Joint Proxy/Prospectus of Entergy and FPL Group dated November 7, 2000 has been declared effective by the SEC and mailing to the respective shareholders of FPL and Entergy commenced on November 9, 2000. FPL Group and Entergy will each hold a special meeting of its shareholders on December 15, 2000 to consider and vote upon the proposal to approve the Merger.

     In September 2000, Entergy and FPL Group announced plans to form a joint venture between FPL Energy and Entergy Wholesale Operations (EWO), to be named at a later date. Each company will have a 50% interest in the joint venture and retain their respective ownership of current operating plants and late-stage development projects, along with their current operations personnel. The joint venture will preside over new and early-stage development projects, pursue acquisitions for fossil and nuclear assets, and provide business management, finance, accounting, trading, engineering, and construction management services on assets retained by FPL Energy and EWO and on any new assets jointly acquired or developed by the joint venture. The joint venture is currently in the planning stage. Upon completion of the merger of FPL Group and Entergy, the operations of the joint venture are expected to be combined into one wholly-owned subsidiary.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


Domestic Transition to Competition

State Regulatory and Legislative Activity

Arkansas

      In April 1999, the Arkansas legislature enacted a law providing for competition in the electric utility industry through retail open access on January 1, 2002. When retail open access is achieved, the generation operations will become a competitive business, but transmission and distribution operations will continue to be regulated. Under the law, the APSC may delay implementation of retail open access, but not beyond June 30, 2003. In October 2000, Entergy joined with the APSC Staff and several other interested parties and recommended to the APSC that retail open access be delayed so that it begins no sooner than October 2003 and no later than October 2005. The recommendation was made in response to a request from the APSC, which is concerned that the current timeline is no longer feasible. The new proposal requires legislative approval because it extends the timeline beyond the terms of the current law. The Arkansas Legislature convenes its next session in January 2001.

     The implementation of the Arkansas retail open access law through rulemakings and company filings is ongoing. Rulemakings associated with energy service provider licensing rules and affiliate rules have been completed. In June 2000, the APSC declared that billing would become a competitive service at the beginning of retail open access. Entergy Arkansas filed a functional, but not corporate, unbundling plan with the APSC on August 8, 2000. The functional unbundling plan initially establishes separate business units for distribution, generation, and a new retail energy service provider. The plan contemplates the transfer of transmission assets to the Transco discussed in the Form 10-K and herein in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS". The functional unbundling plan is tentative because the regulatory requirements to implement the retail open access law have not been finalized, and changes to the plan are possible.

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

     In January 2000, as required by the Texas restructuring legislation, Entergy Gulf States filed a business separation plan with the PUCT, which was amended in June 2000. The plan provides that, by January 2002, Entergy Gulf States will be divided into a Texas distribution company, a Texas transmission company, a Texas generation company, a Texas retail electricity provider, and a Louisiana company that will encompass distribution, generation, transmission, and retail operations. In July 2000, the PUCT issued an interim order to approve the amended business separation plan. The plan provides that the Louisiana company would retain the liability for all debt obligations of Entergy Gulf States and that the property of the Texas companies would be released from the lien of Entergy Gulf States' mortgage. Each of the Texas companies would assume a portion of Entergy Gulf States' debt obligations, which assumptions would not act to release the Louisiana company's obligations. Each of the Texas companies would also grant a lien on their properties in favor of the Louisiana company to secure its obligations to the Louisiana company in respect of the assumed obligations. In addition, under the plan Entergy Gulf States will refinance or retire the Texas companies' portion of existing debt through 2004. Regulatory approvals

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


from FERC, the SEC, and the LPSC will be required before the business separation plan can be implemented. Remaining business separation issues in Texas will be addressed in the cost unbundling proceeding before the PUCT. The LPSC has opened a docket to identify the changes in corporate structure of Entergy Gulf States, and their potential impact on Louisiana retail ratepayers, resulting from restructuring in Texas and Arkansas. Entergy Gulf States filed testimony in that proceeding in August 2000. The LPSC staff filed testimony in that proceeding in October 2000 criticizing Entergy Gulf States' proposal, particularly the part related to the Texas portion of generation assets being transferred
to an unregulated entity.   Hearings are scheduled for February 2001.

     Pursuant to the Texas restructuring legislation, Entergy Gulf States filed its separated business cost data and proposed transmission, distribution, and competition tariffs with the PUCT on March 31, 2000. This filing also included a proposal for a performance-based enhancement to the authorized rate of return on equity. Management does not agree with the arbitrary level of return on equity set by PUCT rules (200 basis points over the cost of a distribution utility's debt) and is seeking a higher return in its separated cost filing. A procedural schedule for the case has been established, calling for a hearing in January 2001. Management cannot predict the outcome of this proceeding. In connection with unbundled cost filings made by all Texas investor owned utilities, the PUCT opened a "generic docket" to determine issues that may be resolved on an industry-wide basis, including incentive mechanisms to enhance the authorized rate of return, before the individual utility hearings begin. The PUCT has ruled against the generic use of incentive returns, and has converted the incentive mechanism portion of the docket into a proceeding on the generic use of capital structures and return on equity. See Note 2 to the financial statements for further information on the March 31, 2000 filing.

     In October 2000, the Provider of Last Resort (POLR) rule was approved by the PUCT, requiring that such a provider exist in every area of the state and setting up the process by which such a provider will be selected and its services priced. The PUCT will accept bids from parties seeking to become the POLR in each area, with a preference that the POLR not be the incumbent utility in the area. However, depending on the outcome of the bidding process, Entergy Gulf States may be required to provide POLR service in its service territory. This may have a material financial impact on the Entergy Gulf States retail electric provider depending on the terms and prices eventually approved by the PUCT for POLR service.

Mississippi

      In May 2000, after two years of studies and hearings, the MPSC announced that it was suspending its docket studying the opening of the state's retail electricity markets to competition. The MPSC based its decision on its finding that competition could raise the electric rates paid by residential and small commercial customers. The final decision ultimately lies with the Mississippi Legislature, which convenes its 2001 session in January.

New Orleans

      In October 1998, the Council established a procedural schedule to determine if natural gas retail competition is in the public interest. In April 1999, Entergy New Orleans filed a plan that would allow for gas retail open access in New Orleans. The plan outlines the conditions under which Entergy New Orleans could support gas retail open access should the Council find it in the public interest. Hearings were held on retail competition for gas service in November 1999. The advisors to the Council have issued a final report that proposes various pilot programs and finds that retail gas open access is not in the public interest at this time. The Council accepted an offer of settlement from Entergy New Orleans in this matter that allows for a voluntary pilot program for a limited number of large industrial non-jurisdictional gas customers.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


Federal Regulatory Activity

Proposed System Agreement Amendments

      See "Part I, Item 1, Competition" in the Form 10-K for a discussion of changes that may result from retail competition and unbundling.

     In April 2000, the LPSC and the Council filed a complaint with FERC seeking revisions to the System Agreement that they allege are necessary to accommodate the introduction of retail competition in Texas and Arkansas, where Entergy Gulf States and Entergy Arkansas provide utility service, and to protect Entergy's Louisiana customers from any adverse impact that may occur due to the introduction of such retail competition in some jurisdictions but not others. The LPSC and the Council requested that FERC immediately institute a proceeding to permit changes to be adopted prior to January 1, 2002, and requested, among other things, that FERC cap certain of the System Agreement obligations of Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans and fix these companies' access to pool energy at the average level existing for the three years prior to the date that retail access is initiated in Texas and Arkansas. Alternatively, the LPSC and the Council requested that FERC require Entergy to provide wholesale power contracts to these companies to satisfy their energy requirements at costs no higher than would have been incurred if retail competition were not implemented. The LPSC and the Council requested that the relief be made available for at least eight years after implementation of retail competition or the withdrawal of Entergy Arkansas and Entergy Gulf States from the System Agreement, or until retail access is implemented in Louisiana and New Orleans. In addition, among other things, the LPSC and the Council asserted in their complaint that:

    o unless the requested relief is granted, the restructuring legislation adopted in Texas and Arkansas, to the extent such legislation requires, or has the effect of, altering the rights of parties under the System Agreement, will result in violations of the interstate commerce clause, the due process clause, and the impairment of contracts clause in the U.S. Constitution; and
    o the failure of the domestic utility companies to honor a right of first refusal with respect to any sale of generating capacity and associated energy under the System Agreement, and any attempt to eliminate such a right of first refusal from the System Agreement, would violate the Federal Power Act and constitute a breach of the System Agreement.

     In June 2000, Entergy's domestic utility companies filed proposed amendments to the System Agreement with FERC to facilitate the implementation of retail competition in Arkansas and Texas and to provide for continued equalization of costs among the domestic utilities in Louisiana and Mississippi. The amendments provide the following:

     o cessation of participation in all aspects of the System Agreement, other than those related to transmission equalization, for any jurisdictional division of a domestic utility operating in a jurisdiction that initiates retail open access;
     o certain sections of the System Agreement will no longer apply to the sales of generating capacity, whether through the sale of the asset or the output thereof, by a domestic utility operating in a jurisdiction that has established a date by which it will implement retail access; and
     o modification of the service schedule developed to track changes in energy costs resulting from the Entergy-Gulf States Utilities merger to include one final true-up of fuel costs upon cessation of one company's participation in the System Agreement, after which the service schedule will no longer be applicable for any purpose.

     Entergy believes that the proceedings relating to the proposed amendments serve as a response to the complaint by the LPSC and the Council and anticipates that the proceedings will be consolidated. In response to Entergy's proposal, the LPSC and the Council have requested

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


that FERC dismiss the proposed amendments and proceed with the complaint proceedings. Several other parties have also intervened in the proceeding. In the event that the proceedings relating to the proposed amendments proceed, the LPSC and the Council have asserted that the charges to the domestic utility companies under the Unit Power Sales Agreement need to be reconsidered. Entergy has requested an expedited hearing on the proposed amendments and a final decision from FERC by October 1, 2001. A procedural schedule has been established, with the hearing beginning in February 2001 and an initial decision scheduled by the end of May 2001. Neither the timing, nor the ultimate outcome of these proceedings at FERC, can be predicted at this time.

      See "Part I, Item 1, RATE MATTERS AND REGULATION" in the Form 10-K for a discussion of the complaint filed by the LPSC seeking to exclude curtailable load from the cost allocation determination under the System Agreement. That proceeding has now been consolidated for hearing with the System Agreement proceeding described above and will be heard by FERC in February 2001.

     For  a  discussion  of FERC's July 2000 order in the  System  Energy
proposed   rate  increase  proceeding,  see  Note  2  to  the   financial
statements.

Open Access Transmission and Entergy's Transco Proposal

      See "Open Access Transmission and Entergy's Transco Proposal" in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" in the Form 10-K for a discussion of Entergy's proposed Transco. In October 2000, in compliance with FERC Order 2000, Entergy made a filing with FERC that requested:

     o authorization to establish the Transco;
     o authorization to transfer the domestic utility companies' transmission assets to the Transco; and
     o a determination that the partnership arrangement with the Southwest Power Pool (SPP) that the Transco would operate in would qualify as an independent regional transmission organization. The partnership arrangement provides for operations under the oversight of, and within, the SPP regional transmission organization.

In return for transferring their transmission assets to the Transco, the domestic utility companies will receive passive ownership interests in the Transco, which will be a limited liability company. The managing member of the Transco will be a separate corporation with an independent board of directors.

      Entergy intends to file in December 2000 for FERC approval of the transmission tariff for service across the Transco's facilities. Under its planned timeline, Entergy expects to have the necessary regulatory approvals for the Transco by the third quarter of 2001, with the transmission asset transfers occurring before independent Transco operations begin on December 15, 2001.

State and Local Rate Regulation

      The domestic utility companies' retail and wholesale rate matters and other regulatory proceedings are discussed more thoroughly in Note 2 to the financial statements herein and in the Form 10-K.

      In June 2000, the LPSC approved a settlement between Entergy Gulf States and the LPSC staff to refund $83 million resolving refund issues in Entergy Gulf States' second, third, fourth, and fifth post-Merger earnings reviews filed with the LPSC relating to the period January 1, 1994 through December 31, 1997. This refund, for which adequate reserves had previously been recorded, was made over a three-month period beginning July 2000. In May 2000, Entergy Gulf States filed its seventh

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS


required post-Merger earnings analysis with the LPSC. This filing will be subject to review by the LPSC and may result in a change in rates. Entergy Gulf States also is proposing that the allowed return on common equity be increased from 10.95% to 11.60%. A schedule for this proceeding has been established by the LPSC and hearings will begin in March 2001. In May 2000, the LPSC ordered Entergy Louisiana to refund an additional $6.4 million based on its fourth annual performance-based rate plan filed with the LPSC in April 1999 for the 1998 test year. The refund, for which an adequate reserve had previously been recorded, occurred in July 2000. In May 2000, Entergy Louisiana submitted its fifth annual performance-based rate plan filing for the 1999 test year. As a result of this filing, Entergy Louisiana implemented a $24.8 million base rate reduction in August 2000. Entergy Louisiana is proposing to increase prospectively the allowed return on common equity from 10.5% to 11.6%, which, if approved, would reduce the amount of the rate reduction. This filing will be subject to review by the LPSC. A procedural schedule has not yet been established by the LPSC in this proceeding.

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

     The restructuring laws enacted in Arkansas and Texas provide an opportunity for the recovery of stranded costs following review and approval by the APSC or the PUCT, respectively. Nearly all of Entergy's exposure to stranded costs involves commitments that were approved by regulators. The actual amount of costs and obligations that will be identified as stranded will be determined in regulatory proceedings. The outcome of the Texas and Arkansas stranded cost proceedings cannot be predicted at this time and will depend upon a number of variables, including the timing of stranded cost determination, the values attributable to certain strandable assets, and the assumptions concerning future market prices for electricity.

     In June 2000, Entergy Arkansas filed an application to continue the stranded cost mitigation efforts agreed upon in the 1997 settlement agreement approved by the APSC. These mitigation efforts include the funding of a transition cost account with excess earnings to offset future stranded costs and the accelerated amortization of Entergy Arkansas' share of the Grand Gulf purchased power obligation under the Unit Power Sales Agreement. The filing included an updated stranded cost estimate intended to support Entergy Arkansas' recommendation that the mitigation efforts continue. The filing presents an estimated range of stranded costs based upon the comparison of possible generation asset market values to the generation assets' book values and contractual obligations. The range of possible generation asset market values used in the estimate was determined using generation asset sales from other jurisdictions. In rebuttal testimony filed by Entergy Arkansas in November 2000, the estimated stranded costs in Arkansas was updated to a range of $227.8 million to $1.58 billion.

     Entergy Gulf States included an estimate of its Texas stranded costs in its March 31, 2000 separated costs filing with the PUCT. Using the model established by the PUCT staff, Entergy Gulf States' estimate of Texas stranded costs is $117.2 million. An updated estimate of $119.3 million was filed in August 2000 to reflect recent rulings regarding stranded cost issues in the open "generic docket" at the PUCT. Entergy Gulf States disagrees with certain of the assumptions and estimates included in the PUCT model and believes that the model understates actual stranded costs. The model offsets potential strandable costs against mitigating factors, including the estimated fair value of existing generation plants, to determine an estimated stranded cost figure. The model, however, does not include estimated River Bend decommissioning decommissioning costs, which remain obligations of the regulated utility. The Texas cost filing is discussed more thoroughly in Note 2 to the financial statements.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                  SIGNIFICANT FACTORS AND KNOWN TRENDS



Market Risks Disclosure

      In May 2000, to mitigate currency exchange rate risk, Entergy entered into separate foreign currency forward contracts to hedge the U.S. dollar equivalent amounts of its net equity investments to be made in the Saltend and Damhead Creek projects located in the United Kingdom. The forward contracts are in the notional amounts of BPS48 million and BPS36.1 million for Saltend and Damhead Creek, respectively. The forward contract for Saltend matured in July 2000 when the equity investment was made and locked in an average spot rate of $1.48338 to BPS1. The forward contract for Damhead Creek, which was rolled over in October 2000, locked in an average spot rate of $1.45000 to BPS1, and matures in December 2000. The banks obligated on these forward contracts are rated by Standard & Poor's Rating Services at A-1 or above on their short-term obligations.

      During 2000, Entergy's global power development business entered into 10-year interest rate swap agreements with an average fixed rate of 6.539% for approximately 100% of the debt outstanding under the Damhead Creek bridge and term loan portion of the senior credit facility. The global power development business is exposed to market risks from movements in interest rates for the hedged portion of the debt only in the unlikely event that the counter-parties to the interest rate swap agreements were to default on contractual payments. At September 30, 2000, Entergy's global power development business had interest rate swap agreements outstanding totalling a notional amount of $415.2 million. Under the senior credit facility and the subordinated credit facility, the ability of the global power development business to make distributions of dividends, loans, or advances to Entergy Corporation is restricted by, among other things, the requirement to pay permitted project costs, make debt repayments, and maintain cash reserves. See
Note 7 to the financial statements in the Form 10-K for further discussion of the financing of the Damhead Creek project.

New Accounting Pronouncement

      In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for Entergy in 2001. See Note 8 to the financial statements for a discussion of the expected effect of this pronouncement on Entergy.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES


Cash Flows

Operations

      Net cash flow provided by (used in) operations for Entergy, the domestic utility companies, and System Energy for the nine months ended September 30, 2000 and 1999 was as follows:

                Company               2000          1999
                                        (In Millions)

       Entergy                     $1,174.4      $1,008.7
       Entergy Arkansas              $202.3        $231.3
       Entergy Gulf States           $161.8        $215.0
       Entergy Louisiana             $214.5        $307.5
       Entergy Mississippi            ($4.2)       $103.3
       Entergy New Orleans            $10.2         $47.3
       System Energy                 $372.2        $126.2

     Entergy's consolidated cash flow from operations increased primarily due to its competitive businesses providing $164.7 million to consolidated operating cash flow compared with providing $2.9 million for the nine months ended September 30, 2000 and 1999, respectively. The increase is attributable to the following:

     o an increase in net income from the operations of Pilgrim resulting in an increase of $36.2 million in operating cash flow;
     o higher net income achieved by the power marketing and trading business, which resulted in an additional $38.4 million of operating cash flow compared to the same period in 1999; and
     o net income generated by the global power development business in 2000 compared with a net loss in 1999 resulting in an increase in operating cash flow of $72.0 million.

Pilgrim was purchased in July 1999 and provided operating cash flow only for the three months ended September 30, 1999 compared with providing operating cash flow for the nine months ended September 30, 2000. The increase in net income from the global power development business is mainly attributable to liquidated damages received by the Saltend contractor, as discussed below in "RESULTS OF OPERATIONS, Competitive Businesses".

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES


      The operating cash flows of the domestic utility companies and System Energy were affected by money pool activity for the nine months ended September 30, 2000. The domestic utility companies' operating cash flows decreased, in part, as a result of the use of a portion of the proceeds from debt issuances in 2000 to pay down payables to the money pool as follows:

               Entergy Arkansas         $30.5 million
               Entergy Gulf States      $36.1 million
               Entergy Louisiana        $91.5 million
               Entergy Mississippi      $43.2 million
               Entergy New Orleans      $ 6.7 million

System Energy's operating cash flow increased primarily due to payments of $144.5 million received on its money pool receivable from affiliated companies.

      The money pool is an inter-company funding arrangement designed to reduce the domestic utility companies' and System Energy's dependence on external short-term borrowings. The money pool provides a means by which, on a daily basis, the excess funds of Entergy Corporation, the domestic utility companies, and System Energy may be used by the domestic utility companies or System Energy to fulfill short-term cash requirements. See "Capital Resources" below for a discussion of the limitations on these borrowings.

      Operating cash flows for the domestic utility companies also were negatively affected by increased use of cash related to deferred fuel costs.

      Entergy Gulf States' operating cash flow also was negatively affected by refunds of $83 million paid to Louisiana customers during the three months ended September 30, 2000 as a result of earnings reviews settled with the LPSC, as discussed further in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" and Note 2 to the financial statements.

Investing Activities

     Net cash used in investing activities increased for the nine months ended September 30, 2000 due to increased construction expenditures, decreased proceeds from sales of businesses, and decreased net proceeds from maturities of other temporary investments.

     The increased construction expenditures were primarily due to:

     o spending on customer service and reliability improvements by the domestic utility companies;
     o costs incurred for replacement of the steam generators at ANO 2; and
     o construction of the Saltend and Damhead Creek power plants by Entergy's global power development business.

     The following items also contributed to the overall increase in cash used:

     o the maturity of notes receivable in August 1999 when only a portion of the proceeds were reinvested in other temporary investments; and
     o payments made by Entergy's global power development business in 2000 for turbines.

     Partially offsetting the overall increase in cash used is the maturity of other temporary investments and proceeds from the sale of the Freestone power project in 2000.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES


Financing Activities

      Net cash used in financing activities decreased for the nine months ended September 30, 2000 primarily due to:

     o a lower amount of long-term debt retirements;
     o the issuance of debt by the domestic utility companies;
     o increased borrowings under the credit facilities for the construction of the Saltend and Damhead Creek power projects by Entergy's global power development business; and
     o a lower amount of repayments on the Entergy Corporation credit facility.

Partially offsetting the overall decrease in cash used was the increased repurchase of Entergy Corporation common stock and the redemption of Entergy Gulf States' preference stock in 2000.

Business Combination with FPL Group

      Entergy Corporation and FPL Group entered into the Merger Agreement on July 30, 2000. See "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS" for a description of the Merger. The Merger Agreement generally allows Entergy to continue business in the ordinary course consistent with past practice and contains certain restrictions on Entergy's activities, including restrictions on the issuance of securities, capital expenditures, dispositions, incurrence or guarantee of indebtedness, and trading or marketing of energy. Entergy does not believe that these covenants will constrain its capital investment plan. Under certain circumstances, if the Merger Agreement is terminated, a termination fee of $215 million may be payable by one of the parties. In addition, under the terms of the Merger Agreement, Entergy will use its commercially reasonable efforts to purchase through open market transactions $430 million of its common stock prior to the closing of the Merger.

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

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES


Sources of Capital

     All of the domestic utility companies have issued debt in 2000. The net proceeds of these issuances have been or will be used for general corporate purposes including capital expenditures, the retirement of short-term indebtedness, and, in the case of Entergy Gulf States, the mandatory redemption of preference stock. The domestic utility companies and System Energy expect to continue refinancing or redeeming higher cost debt and preferred stock prior to maturity, to the extent market conditions and interest and dividend rates are favorable. See Note 4 to the financial statements for details regarding issuances of debt in 2000.

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

      Short-term borrowings by the domestic utility companies and System Energy are limited to amounts authorized by the SEC. The current SEC-authorized limit of $1.078 billion for these companies is effective through November 30, 2001. Borrowings from the money pool and external borrowings combined may not exceed the SEC-authorized limit. As of September 30, 2000, only Entergy Arkansas, Entergy Mississippi, and Entergy New Orleans had borrowings outstanding from the money pool, in the amounts of $10.1 million, $6.8 million, and $2.9 million, respectively.

      Other Entergy subsidiaries have SEC authorization to borrow from Entergy Corporation through the money pool, or from external sources, in an aggregate principal amount up to $265 million. These companies had $117.4 million of outstanding borrowings from the money pool as of September 30, 2000. Some of these borrowings are restricted as to use and are collateralized by certain assets.

      In May 2000, Entergy Corporation amended its 364-day bank credit facility, increasing the capacity from $250 million to $500 million. Borrowings from this credit facility were used for general corporate purposes, for working capital needs, and to repay the $120 million 364-day term loan discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K. As of September 30, 2000, Entergy had no borrowings outstanding under the credit facility.

Uses of Capital

Global Power Development Business

     Entergy's global power development business is currently constructing two combined-cycle gas turbine merchant power plants, Saltend and Damhead Creek, in the UK. These projects are discussed in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES" in the Form 10-K. The financing of the construction of these two power plants is discussed in Note 7 to the financial statements in the Form 10-K. Saltend was originally scheduled for commercial operation in January 2000, but is now expected to be completed by the end of 2000. The engineering, procurement, and construction contract with the construction contractor and the turbine manufacturer provides for liquidated damages to be paid to Entergy for lost operating margin and incremental costs. For the nine months ended September 30, 2000, Entergy recorded liquidated damages for lost operating margin of $55.1 million ($38.6 million net of tax).

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

     Entergy's global power development business has begun construction of a 300 MW combined-cycle gas turbine merchant power plant in Vicksburg, Mississippi, known as the Warren Power Project. The construction costs are expected to be approximately $150 million. Management expects that commercial operation of the plant will begin in the summer of 2001.

Non-Utility Nuclear Business

     In March 2000, Entergy's non-utility nuclear business signed an agreement, subject to regulatory approvals, to purchase the New York Power Authority's (NYPA) 825 MW James A. FitzPatrick nuclear power plant located near Oswego, New York and NYPA's 980 MW Indian Point 3 nuclear power plant located in Westchester County, New York. In September 2000, approval was obtained from FERC for the purchase of these two nuclear power plants. The NRC is the only regulatory body whose approval of the sale is still pending. Management expects to close the acquisition during the fourth quarter of 2000. Entergy will pay NYPA $50 million in cash at the closing of the purchase, plus seven annual installments of approximately $108 million commencing one year from the date of the closing, and eight annual installments of $20 million commencing eight years from the date of the closing. Entergy currently projects that these installments will be paid primarily from the proceeds of the sale of power from the plants and that Entergy will provide an additional $100 million of funding. Pursuant to the terms of the agreement with NYPA, the installment payments due by Entergy to NYPA must be secured by a letter of credit from an eligible financial institution. This letter of credit may be secured, in whole or in part, by an Entergy guarantee. Subject to certain conditions, Entergy's non-utility nuclear business has agreed to pay NYPA up to $10 million annually for up to 10 years, beginning on the second anniversary date of such acquisition, if Entergy acquires ownership of the Indian Point 2 nuclear power plant located in Westchester County, New York. If Entergy acquires the Nine Mile Point nuclear power plants (referred to in the following paragraph), it will pay NYPA up to $2 million annually for up to 10 years, commencing on the second anniversary date of such acquisition. Entergy will also pay NYPA $2.5 million annually, for up to twenty years if the NRC grants an extension of the current nuclear operating licenses for the acquired plants. These payments would commence on the first anniversary of the expiration of the respective current licenses and would continue throughout the extension period.

      In December 1999, Entergy's non-utility nuclear business signed an agreement with Rochester Gas and Electric Corporation (RG&E) to lease and operate the Nine Mile Point 1 and 2 nuclear power plants, totaling 1,754 MW, located in Scriba, New York. Nine Mile Point 1 is owned by Niagara Mohawk Power Corporation (NiMo), and Nine Mile Point 2 is co-owned by RG&E, NiMo, New York State Electric & Gas Corporation (NYSEG), Long Island Lighting Company doing business as LIPA, and Central Hudson Gas & Electric Corporation. The lease and operating agreement is subject to RG&E's acquisition of NiMo and NYSEG's ownership interests in the plants under RG&E's right of first refusal and is subject to approval by the New York Public Service Commission (NYPSC). NiMo and NYSEG initiated a proceeding before the NYPSC seeking authorization for the sale of their ownership interests in Nine Mile Point 1 and 2 to a third party. Entergy intervened in the proceedings, but on April 25, 2000, NiMo and NYSEG moved to withdraw the request for authority to transfer their interests in the Nine Mile plants on the grounds that there are multiple parties who wish to acquire them. The NYPSC encouraged the owners of the Nine Mile plants to determine the market value of the plants through an open bid process, which will likely take place during the fourth quarter of 2000.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES


Entergy expects to participate in the bidding to acquire the Nine Mile plants, or will seek a contract to lease and operate them.

      In November 2000, Entergy's non-utility nuclear business signed an agreement with Consolidated Edison (Con Edison) for the acquisition of Con Edison's 957 MW Indian Point 2 nuclear power plant (IP2) located in Westchester County, New York. Entergy will pay $600 million in cash at the closing of the purchase and will receive the plant, nuclear fuel, and other assets, including a purchase power agreement (PPA). On the second anniversary of the IP2 acquisition, Entergy's nuclear business will also begin to pay the NYPA $10 million per year for up to 10 years in accordance with the Indian Point 3 purchase agreement. Under the PPA, Con Edison will purchase 100% of IP2's output for an average price of $39/MWh through 2004. Con Edison will also transfer a $430 million decommissioning trust fund, along with the liability to decommission IP2 and Indian Point 1, to Entergy's nuclear business. Management expects to close the acquisition by mid-2001, pending the approvals of the Nuclear Regulatory Commission, the New York Public Service Commission, and other regulatory agencies.

Joint Ventures

     In May 2000, Entergy and Koch Industries, Inc. agreed to form a new joint venture company to be called Entergy-Koch L.P. Entergy will contribute to the venture its power marketing and trading business in the United States and the United Kingdom as well as approximately $350 million in cash. Koch Industries, Inc. will contribute to the venture its 10,000-mile Koch Gateway Pipeline, gas storage facilities including the Bistineau storage facility near Shreveport, Louisiana, and Koch Energy Trading, which markets and trades electricity, gas, weather derivatives and other energy-related commodities and services. The parties will have equal ownership interests in Entergy-Koch L.P., which will be governed by an eight-member board of directors. Entergy will have the right to appoint four members of the board. The venture, which will require prior approval from FERC and from the SEC under PUHCA, is expected to become operational near the end of 2000 or early in 2001.

      In  September  2000,  Entergy and The  Shaw  Group  Inc.  signed  a definitive agreement to form a joint venture that will be named EntergyShaw, L.L.C. EntergyShaw will provide management, engineering, procurement, construction, and commissioning services for electric power plants. EntergyShaw plans to operate in the rapidly growing electric power generation market, including providing services for Entergy's power development plans in North America and Europe. EntergyShaw is developing a market-driven reference plant design that is expected to reduce power plant capital costs significantly, while also reducing construction, commissioning, and operating risks. Entergy and Shaw will each own a 50% interest in the joint venture. Entergy does not expect to make a material capital contribution to this joint venture.

Restriction on Uses of Capital

      Entergy's ability to invest in domestic and foreign generation businesses is subject to the SEC's regulations under PUHCA. These regulations limit the total amount that Entergy may invest in domestic and foreign generation businesses to 50% of consolidated retained earnings at the time an investment is made. In June 2000, the SEC issued an order that allows Entergy's EWG and FUCO investments to increase from 50% to 100% of Entergy's consolidated retained earnings. Entergy's ability to guarantee obligations of its non-utility subsidiaries is also limited by SEC regulations under PUHCA. In August 2000, the SEC issued an order, effective through December 31, 2005, that allows Entergy to issue up to $2 billion of guarantees to its non-utility companies, excluding guarantees outstanding as of that date that were issued under a previous order.

     Under PUHCA, the SEC imposes a limit equal to 15% of consolidated capitalization on the amount that may be invested in "energy-related" businesses without specific SEC approval. Entergy has made investments in energy-related businesses, including power marketing and trading. Entergy's available capacity to make additional investments at September 30, 2000 was approximately $1.7 billion. Management expects the available capacity to be partially reduced by Entergy's anticipated investment in Entergy-Koch L.P.

Other Uses of Capital

      For the nine months ended September 30, 2000, Entergy Corporation paid $204.7 million in cash dividends on its common stock and received dividend payments and returns on capital totaling $879.0 million from subsidiaries. Declarations of dividends on Entergy's common stock are made at the discretion of the Board. The Board evaluates the level of dividends based upon Entergy's earnings and financial strength. Dividend restrictions are discussed in Note 8 to the financial statements in the
Form 10-K. Under the Merger Agreement, Entergy can continue to pay dividends at existing levels with increases permitted up to 5% over the amount of the previous twelve-month period. On October 27, 2000, the

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                     LIQUIDITY AND CAPITAL RESOURCES


Board declared a quarterly dividend of $0.315 per share on Entergy's common stock. This dividend represents an increase of 5% from the recent level of Entergy's quarterly common stock dividends.

      Under the terms of the Merger Agreement, Entergy will use its commercially reasonable efforts to purchase in open market transactions $430 million of its common stock prior to the close of the Merger. As of September 30, 2000, Entergy has repurchased 3.0 million shares for an aggregate amount of $100.2 million after the signing of the Merger Agreement. Prior to the date of the Merger Agreement, Entergy had been repurchasing shares under two Board authorizations. In October 1998, the Board approved a plan for the repurchase of Entergy common stock through December 31, 2001 to fulfill the requirements of various compensation and benefit plans. This stock repurchase plan provides for open market purchases of up to 5 million shares for an aggregate consideration of up to $250 million. In July 1999, the Board approved the commitment of up to an additional $750 million for the repurchase of Entergy common stock through December 31, 2001. Shares were purchased on a discretionary basis. Prior to the date of the Merger Agreement, Entergy had repurchased
25.3 million shares for an  aggregate   amount  of  $652.5  million under
these   two   Board authorizations.

      Entergy may issue shares under its Dividend Reinvestment and Stock Purchase Plan and other compensation and benefit plans. See Note 3 to the financial statements for stock repurchases and issuances made during the nine months ended September 30, 2000.

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

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


      Entergy's results of operations are discussed in two business categories, "Domestic Utility Companies and System Energy" and "Competitive Businesses". Domestic Utility Companies and System Energy is Entergy's predominant business segment, contributing 70% and 75% of Entergy's operating revenue for the three and nine months ended September 30, 2000, respectively, and 95% and 85% of its net income for the three and nine months ended September 30, 2000, respectively. Competitive Businesses include the following segments discussed in Note 6 to the financial statements, "Power Marketing and Trading" and "All Other". "All Other" principally includes global power development, non-utility nuclear power, and the parent holding company, Entergy Corporation. The elimination of power marketing and trading mark-to-market profits on intercompany power transactions is also included in "All Other".

Net Income

      Entergy's consolidated net income increased $10.5 million and $82.1 million for the three and nine months ended September 30, 2000, respectively, due to increases in net income from the following:

     o the domestic utility companies and System Energy increased $15.2 million for the nine months ended September 30, 2000;
     o the power marketing and trading business increased $24.3 million for the nine months ended September 30, 2000; and
     o the other competitive businesses and parent company increased $17.1 million and $42.5 million for the three and nine months ended September 30, 2000, respectively.

     The increase for the nine months ended for the domestic utility companies and System Energy was primarily due to a decrease in reserves recorded in 2000 for potential rate actions, a decrease in interest and other charges at System Energy, and adjustments that decreased deferred fuel expenses. The overall increase was partially offset by increases in other operation and maintenance expenses and depreciation and amortization.

     The increase from the power marketing and trading business was primarily due to improved trading performance in electricity, increased long-term marketing of electricity, and trading gains in natural gas in the current year compared to trading losses in the prior year due to natural gas prices reaching record levels.

     The increase in the other competitive businesses and parent company was primarily attributable to the operation of Pilgrim and liquidated damages received from the Saltend contractor as compensation for lost operating margin from the Saltend plant due to construction delays. These increases were partially offset by an increase in income taxes. Pilgrim was purchased in July 1999, therefore, it only contributed to Entergy's net income for three months during the nine months ended September 30, 1999.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Domestic Utility Companies and System Energy

Revenues and Sales

      The changes in electric operating revenues associated with the domestic utility companies for the three and nine months ended September 30, 2000 are as follows:

                                  Three Months Ended    Nine Months Ended
          Description            Increase/(Decrease)   Increase/(Decrease)
                                               (In Millions)

Base revenues                            ($25.7)            ($102.2)
Rate riders                                (2.1)              (12.8)
Fuel cost recovery                        305.4               504.1
Sales volume/weather                       40.7                65.7
Other revenue (including unbilled)         83.6               100.7
Sales for resale                          (36.3)              (24.1)
                                         ------              ------
   Total                                 $365.6              $531.4
                                         ======              ======

Base revenues

      Base revenues decreased for the three and nine months ended September 30, 2000 primarily due to:

     o rate reductions at Entergy Louisiana; and
     o provisions for potential rate refunds at Entergy Louisiana.

Base revenues also decreased for the nine months ended September 30, 2000 due to the reversal in 1999 of regulatory reserves associated with the accelerated amortization of accounting order deferrals in conjunction with the Texas rate settlement at Entergy Gulf States. The net income effect of this reversal was largely offset by the amortization of rate deferrals in 1999 as discussed below.

     The decreases were partially offset by reserves recorded in 1999 for actual and potential refunds to Louisiana and Texas retail customers at Entergy Gulf States.

Fuel cost recovery

     The domestic utility companies are allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is recorded as deferred fuel costs on Entergy's financial statements such that these costs generally have no net effect on earnings.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


      Fuel cost recovery revenues increased for the three and nine months ended September 30, 2000 primarily due to:

     o a higher fuel factor implemented in September 1999 in Texas for Entergy Gulf States resulting in an increase of $21.9 million and $51.3 million for the three and nine months ended September 30, 2000, respectively;
     o higher fuel cost recovery revenues of $95.1 million and $148.9 million for the three and nine months ended September 30, 2000, respectively, in the Louisiana jurisdiction at Entergy Gulf States due to higher fuel and purchased power costs as a result of increased market prices;
     o a fuel surcharge of $33.4 million implemented in January 2000 in Texas for Entergy Gulf States;
     o an increase in the Entergy Arkansas energy cost recovery rate that became effective in April 2000, in addition to an increased energy cost recovery rate that became effective in April 1999;
     o higher fuel and purchased power expenses at Entergy Louisiana and Entergy New Orleans due to the increased market price of gas; and
     o an increase in the energy cost recovery rider at Entergy Mississippi that became effective in January 2000.

Sales volume/weather

     Sales volume increased for the three and nine months ended September 30, 2000 primarily due to the effect of warmer than normal weather as well as increased usage by customers in all jurisdictions, particularly at Entergy Arkansas, Entergy Gulf States, and Entergy Louisiana.

Other revenue (including unbilled)

     Other revenue increased for the three and nine months ended September 30, 2000 primarily due to:

     o higher fuel prices at Entergy Louisiana included in unbilled revenues;
     o the effect of a $13.4 million adjustment to third quarter 1999 unbilled revenues that excluded fuel recovery and rate rider revenues from the unbilled balance in accordance with regulatory treatment. This effect was partially offset by the effect of the change in estimate on third quarter 1999 unbilled revenues in other jurisdictions;
     o the addition of unbilled revenue for wholesale customers to the unbilled balance at Entergy Arkansas and Entergy Gulf States; and
     o increased volume due to the effect of warmer weather.

Sales for resale

      Sales for resale decreased for the three and nine months ended September 30, 2000 primarily due to increased sales to retail customers resulting in less electricity available for resale at Entergy Louisiana.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Expenses

Fuel and purchased power expenses

      Fuel and purchased power expenses increased $239.8 million and $462.4 million for the three and nine months ended September 30, 2000, respectively, primarily due to:

     o an increase in the market prices of purchased power and gas in 2000;
     o higher priced gas generation and purchased power at Entergy Arkansas due to scheduled maintenance outages for coal plants during 2000; and
     o increased oil and gas prices and an increase in generation requirements at Entergy Mississippi.

     Fuel and purchased power expenses also increased for the nine months ended September 30, 2000 primarily due to an adjustment of Entergy Gulf States' Texas jurisdiction deferred fuel balance of $11.5 million as a result of the fuel reconciliation settlement with the PUCT in the first quarter of 2000.

     These increases were partially offset for the nine months ended September 30, 2000 by a $23.5 million adjustment to the Entergy Arkansas deferred fuel balance for deferred fuel costs that Entergy Arkansas expects to recover in the future.

Other operation and maintenance

     Other operation and maintenance expenses increased $63.6 million for the three months ended September 30, 2000 primarily due to:

     o increased property insurance expenses of $10.5 million primarily due to changes in storm damage reserve amortization at Entergy Arkansas and Entergy Mississippi in accordance with regulatory treatment;
     o an increase of $16.9 million in maintenance expense primarily at Entergy Arkansas and Entergy Louisiana;
     o an increase of $6.9 million due to an increase in legal and contract work for the transition to retail open access at Entergy Arkansas and Entergy Gulf States;
     o increased nuclear expenses of $16.6 million primarily from increased maintenance outages and the replacement of steam generators at ANO 2; and
     o increased customer service expenses primarily related to spending on vegetation management.

     Other operation and maintenance expenses increased $84.0 million for the nine months ended September 30, 2000 primarily due to:

     o increased property insurance expenses of $19.1 million primarily due to changes in storm damage reserve amortization at Entergy Arkansas, Entergy Louisiana, and Entergy Mississippi in accordance with regulatory treatment;
     o increased customer service expenses of $18.5 million primarily related to spending on vegetation management at Entergy Arkansas, Entergy Gulf States and Entergy Louisiana;
     o an increase of $23.6 million in maintenance expenses primarily at Entergy Arkansas, Entergy Louisiana and Entergy Mississippi;
     o increased nuclear expenses of $17.0 million primarily from increased maintenance outages and the replacement of steam generators at ANO 2; and

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


     o an increase of $12.1 million due to an increase in legal and contract work for the transition to retail open access at Entergy Arkansas and Entergy Gulf States.

     The increase for the nine months ended was partially offset by the following:

     o a $9.5 million larger nuclear insurance refund in 2000 compared to 1999; and
     o a decrease in injury and damages claims of $8.6 million.

Depreciation and amortization

     Depreciation  and  amortization increased $27.0  million  and  $24.6 million for the three and nine months ended September 30, 2000, respectively, primarily due to:

     o the review of plant-in-service dates for consistency with regulatory treatment reducing depreciation expense by $17.7 million in August 1999;
     o net capital additions primarily at Entergy Gulf States, Entergy Arkansas, Entergy Louisiana and Entergy Mississippi; and
     o higher depreciation associated with the sale and leaseback of Grand
       Gulf 1.

Other regulatory charges - net

     Other regulatory charges increased $18.8 million and $17.3 million for the three and nine months ended September 30, 2000, respectively, primarily due to a decrease in the deferral of Grand Gulf 1 expenses at Entergy Mississippi associated with the System Energy rate increase. Other regulatory charges also increased for the three months ended September 30, 2000 due to the $17.5 million accrual of estimated excess earnings for 2000 to the transition cost account at Entergy Arkansas.

Amortization of rate deferrals

      Amortization of rate deferrals decreased $82.1 million for the nine months ended September 30, 2000 primarily due to the large reduction in the rate deferral balance in 1999 at Entergy Gulf States resulting from the PUCT's approval in June 1999 of the Texas rate settlement.

Other

Interest charges

      Interest charges decreased $21.0 million for the nine months ended September 30, 2000 primarily due to an adjustment in 1999 at System Energy to the interest recorded for the potential refund to customers of its proposed rate increase pending at FERC. System Energy's proposed rate increase is discussed in Note 2 to the financial statements.


Competitive Businesses

Revenues and Sales

     Competitive business revenues decreased approximately $173.7 million for the nine months ended September 30, 2000. The decrease was primarily due to a decrease in revenue from the power marketing and trading business resulting from decreased electricity and gas trading volumes.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


     Partially offsetting the decrease in 2000 was the increase in revenues for the non-utility nuclear business. For the three and nine months ended September 30, 2000, the non-utility nuclear business had increased revenues of $11.3 million and $131.6 million, respectively, primarily from the operation of Pilgrim, which was purchased in July 1999.

     Although revenues for the power marketing and trading business decreased, the power marketing and trading business had an increase in net income of $24.3 million for the nine months ended September 30, 2000 primarily due to:

     o decreased purchased power expenses as discussed below;
     o improved trading performance in electricity
     o increased long-term marketing of electricity; and
     o trading gains in natural gas in the current year compared to trading losses in the prior year due to natural gas prices reaching record levels.

Expenses

Fuel and purchased power expenses

      Fuel and purchased power expenses decreased $7.4 million and $327.4 million for the three and nine months ended September 30, 2000, respectively. The decrease is primarily attributable to decreased electricity and gas trading volumes from the power marketing and trading business resulting in decreases in fuel and purchased power expenses of $30.4 million and $374.8 million for the three and nine months ended September 30, 2000, respectively. The following partially offset the decreases from the power marketing and trading business:

     o increased purchases by the global power development business to meet contractual demands; and
     o increased purchases by the non-utility nuclear business primarily due to the ownership of Pilgrim for all of 2000 compared with only three months during the comparable period in 1999.

Other operation and maintenance

     Other operation and maintenance expenses increased $23.4 million and $51.8 million for the three and nine months ended September 30, 2000, respectively, primarily due to the operation of Pilgrim, partially offset by a decrease in the elimination of mark-to-market profits on intercompany power transactions.

Other

Other income

     Other income increased $25.7 million and $42.9 million for the three and nine months ended September 30, 2000, respectively, primarily due to the following:

     o liquidated damages received from the Saltend contractor as compensation for lost operating margin from the Saltend plant due to construction delays of $22.2 million ($15.6 million net of tax) and $55.1 million ($38.6 million net of tax) for the three and nine months ended, respectively;
     o an increase of $17.1 million in interest and dividend income for the nine months ended September 30, 2000; and
     o a $20.5 million ($13.3 million net of tax) gain in June 2000 on the sale of the global power development business' investment in the Freestone project located in Fairfield, Texas.

                  ENTERGY CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Partially   offsetting   these  increases   were   the   following   1999
transactions:

     o a $26.7 million ($17 million net of tax) gain on the sale of Entergy Power Edesur Holdings in June 1999;
     o a $12.9 million ($8 million net of tax) gain on sale of the Entergy Hyperion Telecommunications in June 1999;
     o a $12.5 million ($.6 million net of tax) gain on the sale of Entergy Security, Inc. in January 1999; and
     o a $7.6 million ($4.9 million net of tax) favorable adjustment to the final sale price of CitiPower in January 1999.

Interest charges

      Other interest charges increased $9.8 million and $26.3 million for the three and nine months ended September 30, 2000, respectively, primarily due to:

     o the accretion of the decommissioning liability associated with Pilgrim of $15 million; and
     o increased interest expense of $11.8 million related to borrowings on Entergy Corporation's short-term credit facility during the nine months ended September 30, 2000.

Income Taxes

      The effective income tax rates for the three months ended September 30, 2000 and 1999 were 40.4% and 41.6%, respectively. The effective income tax rates for the nine months ended September 30, 2000 and 1999 were 40.0% and 37.2%, respectively. The increase for the nine months ended was primarily due to the recognition in 1999 of deferred tax benefits related to the expected utilization of foreign tax credits resulting in lower income taxes.

                       ENTERGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
        For the Three and Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)

                                                            Three Months Ended              Nine Months Ended
                                                            2000           1999           2000            1999
                                                                    (In Thousands, Except Share Data)
                 OPERATING REVENUES
Domestic electric                                        $2,385,087     $2,019,513     $5,402,657      $4,871,232
Natural gas                                                  21,815         18,441         96,107          78,321
Steam products                                                    -              -              -          15,550
Competitive businesses                                    1,024,653      1,026,581      1,882,071       2,055,758
                                                         ----------     ----------     ----------      ----------
TOTAL                                                     3,431,555      3,064,535      7,380,835       7,020,861
                                                         ----------     ----------     ----------      ----------

                 OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                               794,782        584,211      1,756,972       1,478,055
   Purchased power                                        1,158,145      1,139,855      2,030,210       2,190,481
   Nuclear refueling outage expenses                         18,439         19,594         53,625          56,414
   Other operation and maintenance                          504,379        417,339      1,332,012       1,195,677
Decommissioning                                              11,505         11,572         28,611          35,004
Taxes other than income taxes                               103,188         93,028        266,346         259,149
Depreciation and amortization                               188,967        161,616        545,991         523,165
Other regulatory charges - net                               47,816         29,003         27,311          10,033
Amortization of rate deferrals                               10,497         10,722         25,776         107,902
                                                         ----------     ----------     ----------      ----------
TOTAL                                                     2,837,718      2,466,940      6,066,854       5,855,880
                                                         ----------     ----------     ----------      ----------

OPERATING INCOME                                            593,837        597,595      1,313,981       1,164,981
                                                         ----------     ----------     ----------      ----------

                    OTHER INCOME
Allowance for equity funds used during construction           9,163          7,877         24,898          20,636
Gain (loss) on sale of assets                                  (284)           587         21,291          61,888
Miscellaneous - net                                          53,873         29,077        156,505          89,093
                                                         ----------     ----------     ----------      ----------
TOTAL                                                        62,752         37,541        202,694         171,617
                                                         ----------     ----------     ----------      ----------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                  121,464        116,615        353,585         359,310
Other interest - net                                         22,576         12,921         66,227          58,404
Distributions on preferred securities of subsidiary           4,709          4,709         14,128          14,128
Allowance for borrowed funds used during construction        (6,776)        (6,064)       (18,753)        (16,469)
                                                         ----------     ----------     ----------      ----------
TOTAL                                                       141,973        128,181        415,187         415,373
                                                         ----------     ----------     ----------      ----------

INCOME BEFORE INCOME TAXES                                  514,616        506,955      1,101,488         921,225

Income taxes                                                207,927        210,797        440,616         342,403
                                                         ----------     ----------     ----------      ----------

CONSOLIDATED NET INCOME                                     306,689        296,158        660,872         578,822

Preferred dividend requirements and other                     6,755          9,939         24,886          30,645
                                                         ----------     ----------     ----------      ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                               $299,934       $286,219       $635,986        $548,177
                                                         ==========     ==========     ==========      ==========
Earnings per average common share:
    Basic                                                     $1.35          $1.16          $2.78           $2.22
    Diluted                                                   $1.34          $1.16          $2.77           $2.22
Dividends declared per common share                           $0.30          $0.30          $0.90           $0.90
Average number of common shares outstanding:
    Basic                                               222,159,091    246,253,929    228,930,171     246,541,754
    Diluted                                             224,352,165    246,389,119    230,034,859     246,770,002

See Notes to Financial Statements.

                     ENTERGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                              2000        1999
                                                                                (In Thousands)
                          OPERATING ACTIVITIES
Consolidated net income                                                      $660,872     $578,822
Noncash items included in net income:
  Amortization of rate deferrals                                               25,776      107,902
  Reserve for regulatory adjustments                                          (36,756)     (13,156)
  Other regulatory charges - net                                               27,311       10,033
  Depreciation, amortization, and decommissioning                             574,602      558,169
  Deferred income taxes and investment tax credits                             (8,074)    (180,764)
  Allowance for equity funds used during construction                         (24,898)     (20,636)
  Gain on sale of assets - net                                                (21,291)     (61,888)
Changes in working capital:
  Receivables                                                                (538,840)    (383,339)
  Fuel inventory                                                              (26,660)     (28,551)
  Accounts payable                                                            270,152      244,784
  Taxes accrued                                                               331,509      391,609
  Interest accrued                                                             24,319      (39,348)
  Deferred fuel                                                              (298,340)    (169,347)
  Other working capital accounts                                               85,145        1,121
Provision for estimated losses and reserves                                    (8,844)     (31,995)
Changes in other regulatory assets                                               (131)     (33,766)
Other                                                                         138,580       79,082
                                                                           ----------   ----------
Net cash flow provided by operating activities                              1,174,432    1,008,732
                                                                           ----------   ----------

                          INVESTING ACTIVITIES
Construction/capital expenditures                                          (1,112,075)    (792,348)
Allowance for equity funds used during construction                            24,898       20,636
Nuclear fuel purchases                                                       (100,367)    (114,764)
Proceeds from sale/leaseback of nuclear fuel                                   96,412      108,938
Proceeds from sale of businesses                                               61,519      351,082
Investment in other non-regulated/non-utility properties                     (184,339)     (80,864)
Proceeds from other temporary investments                                     299,455      956,356
Purchase of other temporary investments                                             -     (468,653)
Decommissioning trust contributions and realized change in trust assets       (44,799)     (45,847)
Other                                                                           5,149        7,908
                                                                           ----------   ----------
Net cash flow used in investing activities                                   (954,147)     (57,556)
                                                                           ----------   ----------

See Notes to Financial Statements.



                   ENTERGY CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Nine Months Ended September 30, 2000 and 1999
                               (Unaudited)

                                                            2000        1999
                                                               (In Thousands)
                 FINANCING ACTIVITIES
Proceeds from the issuance of:
  Long-term debt                                            934,479     783,922
  Common stock                                               14,810      13,390
Retirement of long-term debt                               (145,011)   (847,925)
Repurchase of common stock                                 (500,644)   (129,160)
Redemption of preferred and preference stock               (156,260)    (77,958)
Changes in short-term borrowings - net                     (120,000)   (285,500)
Dividends paid:
  Common stock                                             (204,660)   (218,042)
  Preferred stock                                           (23,487)    (31,340)
                                                         ----------  ----------
Net cash flow used in financing activities                 (200,773)   (792,613)
                                                         ----------  ----------

Effect of exchange rates on cash and cash equivalents          (142)      1,340
                                                         ----------  ----------

Net increase in cash and cash equivalents                    19,370     159,903

Cash and cash equivalents at beginning of period          1,213,719   1,184,495
                                                         ----------  ----------

Cash and cash equivalents at end of period               $1,233,089  $1,344,398
                                                         ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest - net of amount capitalized                   $382,313    $447,054
    Income taxes                                           $146,664    $155,426
  Noncash investing and financing activities:
     Change in unrealized appreciation of
       decommissioning trust assets                         $38,837     $22,916

See Notes to Financial Statements.

                      ENTERGY CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                     ASSETS
                    September 30, 2000 and December 31, 1999
                                   (Unaudited)

                                                                  2000           1999
                                                                     (In Thousands)
                      CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                            $111,255       $108,198
  Temporary cash investments - at cost,
    which approximates market                                    1,120,292      1,105,521
  Special deposits                                                   1,542              -
                                                               -----------    -----------
        Total cash and cash equivalents                          1,233,089      1,213,719
                                                               -----------    -----------
Other temporary investments - at cost,
    which approximates market                                       21,897        321,351
Notes Receivable                                                     4,166          2,161
Accounts receivable:
  Customer                                                         543,708        290,331
  Allowance for doubtful accounts                                   (9,007)        (9,507)
  Other                                                            373,228        207,898
  Accrued unbilled revenues                                        433,784        298,616
                                                               -----------    -----------
    Total receivables                                            1,341,713        787,338
                                                               -----------    -----------
Deferred fuel costs                                                539,000        240,661
Fuel inventory - at average cost                                   121,079         94,419
Materials and supplies - at average cost                           362,807        392,403
Rate deferrals                                                      19,797         30,394
Deferred nuclear refueling outage costs                             28,621         58,119
Prepayments and other                                               77,285         78,567
                                                               -----------    -----------
TOTAL                                                            3,749,454      3,219,132
                                                               -----------    -----------

              OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                         214            214
Decommissioning trust funds                                      1,354,785      1,246,023
Non-utility property - at cost (less accumulated depreciation)     330,699        317,165
Non-regulated investments                                          300,691        198,003
Other - at cost (less accumulated depreciation)                     22,368         16,714
                                                               -----------    -----------
TOTAL                                                            2,008,757      1,778,119
                                                               -----------    -----------

                      UTILITY PLANT
Electric                                                        23,672,355     23,163,161
Plant acquisition adjustment                                       394,731        406,929
Property under capital lease                                       768,135        768,500
Natural gas                                                        190,895        186,041
Construction work in progress                                    1,938,654      1,500,617
Nuclear fuel under capital lease                                   271,021        286,476
Nuclear fuel                                                        81,662         87,693
                                                               -----------    -----------
TOTAL UTILITY PLANT                                             27,317,453     26,399,417
Less - accumulated depreciation and amortization                11,403,267     10,898,661
                                                               -----------    -----------
UTILITY PLANT - NET                                             15,914,186     15,500,756
                                                               -----------    -----------

             DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Rate deferrals                                                     1,402         16,581
  SFAS 109 regulatory asset - net                                1,002,350      1,068,006
  Unamortized loss on reacquired debt                              188,025        198,631
  Other regulatory assets                                          703,639        637,870
Long-term receivables                                               30,281         32,260
Other                                                              429,009        533,732
                                                               -----------    -----------
TOTAL                                                            2,354,706      2,487,080
                                                               -----------    -----------

TOTAL ASSETS                                                   $24,027,103    $22,985,087
                                                               ===========    ===========
See Notes to Financial Statements.


                 ENTERGY CORPORATION AND SUBSIDIARIES
                           BALANCE SHEETS
                 LIABILITIES AND SHAREHOLDERS' EQUITY
               September 30, 2000 and December 31, 1999
                             (Unaudited)

                                                                       2000         1999
                                                                           (In Thousands)
                   CURRENT LIABILITIES
Currently maturing long-term debt                                     $406,858      $194,555
Notes payable                                                            1,036       120,715
Accounts payable                                                       866,587       707,678
Customer deposits                                                      168,163       161,909
Taxes accrued                                                          773,641       445,677
Accumulated deferred income taxes                                      159,730        72,640
Nuclear refueling outage costs                                           6,854        11,216
Interest accrued                                                       155,748       129,028
Co-owner advances                                                        5,121         7,018
Obligations under capital leases                                       176,224       178,247
Other                                                                  213,668       125,749
                                                                   -----------   -----------
TOTAL                                                                2,933,630     2,154,432
                                                                   -----------   -----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                    3,188,681     3,310,340
Accumulated deferred investment tax credits                            500,229       519,910
Obligations under capital leases                                       181,825       205,464
FERC settlement - refund obligation                                     32,471        37,337
Other regulatory liabilities                                           252,173       199,139
Decommissioning                                                        737,269       703,453
Transition to competition                                              201,797       157,034
Regulatory reserves                                                    341,551       378,307
Accumulated provisions                                                 292,294       279,425
Other                                                                  566,489       535,156
                                                                   -----------   -----------
TOTAL                                                                6,294,779     6,325,565
                                                                   -----------   -----------

Long-term debt                                                       7,106,769     6,612,583
Preferred stock with sinking fund                                       69,650        69,650
Preference stock                                                             -       150,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                     215,000       215,000

                  SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                   331,240       338,455
Common stock, $.01 par value, authorized 500,000,000
  shares; issued 247,172,239 shares in 2000 and
  247,082,345 shares in 1999                                             2,472         2,471
Paid-in capital                                                      4,636,811     4,636,163
Retained earnings                                                    3,216,395     2,786,467
Accumulated other comprehensive income:
    Cumulative foreign currency translation adjustment                 (71,081)      (68,782)
    Net unrealized investment gains (losses)                             6,588        (5,023)
Less - treasury stock, at cost (27,040,581 shares in 2000 and
  8,045,434 shares in 1999)                                            715,150       231,894
                                                                   -----------   -----------
TOTAL                                                                7,407,275     7,457,857
                                                                   -----------   -----------

Commitments and Contingencies (Notes 1 and 2)

               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $24,027,103   $22,985,087
                                                                   ===========   ===========
See Notes to Financial Statements.


                        ENTERGY CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS AND COMPREHENSIVE INCOME
         For the Three and Nine Months Ended September 30, 2000 and 1999
                                    (Unaudited)

                                                                Three Months Ended
                                                            2000                    1999
                                                                   (In Thousands)
               RETAINED EARNINGS
Retained Earnings - Beginning of period            $2,982,495              $2,640,373
     Add  - Earnings applicable to common stock       299,934    $299,934     286,219    $286,219
     Deduct:
        Dividends declared on common stock             66,835                  74,057
        Capital stock and other expenses                 (801)                   (183)
                                                   ----------              ----------
              Total                                    66,034                  73,874
                                                   ----------              ----------
Retained Earnings - End of period                  $3,216,395              $2,852,718
                                                   ==========              ==========

    ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period                       ($76,086)               ($47,697)
Foreign currency translation adjustments               (1,270)     (1,270)    (16,994)    (16,994)
Net unrealized investment gains                        12,863      12,863           -           -
                                                   ----------              ----------
Balance at end of period                             ($64,493)               ($64,691)
                                                   ==========    --------  ==========    --------
Comprehensive Income                                             $311,527                $269,225
                                                                 ========                ========



                                                                  Nine Months Ended
                                                            2000                    1999
                                                                   (In Thousands)

               RETAINED EARNINGS
Retained Earnings - Beginning of period            $2,786,467              $2,526,888
     Add  - Earnings applicable to common stock       635,986    $635,986     548,177    $548,177
     Deduct:
        Dividends declared on common stock            206,886                 222,077
        Capital stock and other expenses                 (828)                    270
                                                   ----------              ----------
              Total                                   206,058                 222,347
                                                   ----------              ----------
Retained Earnings - End of period                  $3,216,395              $2,852,718
                                                   ==========              ==========

    ACCUMULATED OTHER COMPREHENSIVE INCOME:
Balance at beginning of period                       ($73,805)               ($46,739)
Foreign currency translation adjustments               (2,299)     (2,299)    (17,952)    (17,952)
Net unrealized investment gains                        11,611      11,611           -           -
                                                   ----------              ----------
Balance at end of period                             ($64,493)               ($64,691)
                                                   ==========    --------  ==========    --------
Comprehensive Income                                             $645,298                $530,225
                                                                 ========                ========



See Notes to Financial Statements.

                    ENTERGY CORPORATION AND SUBSIDIARIES
                         SELECTED OPERATING RESULTS
      For the Three and Nine Months Ended September 30, 2000 and 1999
                                (Unaudited)


                                          Three Months Ended       Increase/
            Description                   2000         1999       (Decrease)      %
                                             (In Millions)
Domestic Electric Operating Revenues:
  Residential                            $940.6         $815.3       $125.3       15
  Commercial                              518.0          450.8         67.2       15
  Industrial                              598.9          513.9         85.0       17
  Governmental                             54.4           46.6          7.8       17
                                       --------       --------       ------
    Total retail                        2,111.9        1,826.6        285.3       16
  Sales for resale                        115.4          151.7        (36.3)     (24)
  Other                                   157.8           41.2        116.6      283
                                       --------       --------       ------
    Total                              $2,385.1       $2,019.5       $365.6       18
                                       ========       ========       ======

Billed Electric Energy
 Sales (GWH):
  Residential                            11,573         11,007          566        5
  Commercial                              7,578          7,227          351        5
  Industrial                             11,248         11,297          (49)       -
  Governmental                              744            720           24        3
                                       --------       --------       ------
    Total retail                         31,143         30,251          892        3
  Sales for resale                        2,290          3,087         (797)     (26)
                                       --------       --------       ------
    Total                                33,433         33,338           95        -
                                       ========       ========       ======


                                          Nine Months Ended         Increase/
            Description                  2000           1999       (Decrease)      %
                                           (In Millions)
Domestic Electric Operating Revenues:
  Residential                          $1,933.7       $1,745.2       $188.5       11
  Commercial                            1,252.5        1,125.9        126.6       11
  Industrial                            1,549.4        1,370.1        179.3       13
  Governmental                            134.5          120.9         13.6       11
                                       --------       --------       ------
    Total retail                        4,870.1        4,362.1        508.0       12
  Sales for resale                        291.5          315.6        (24.1)      (8)
  Other                                   241.0          193.5         47.5       25
                                       --------       --------       ------
    Total                              $5,402.6       $4,871.2       $531.4       11
                                       ========       ========       ======
Billed Electric Energy
 Sales (GWH):
  Residential                            24,943         24,274          669        3
  Commercial                             18,738         18,137          601        3
  Industrial                             32,886         32,340          546        2
  Governmental                            1,966          1,932           34        2
                                       --------       --------       ------
    Total retail                         78,533         76,683        1,850        2
  Sales for resale                        6,880          7,391         (511)      (7)
                                       --------       --------       ------
    Total                                85,413         84,074        1,339        2
                                       ========       ========       ======


                         ENTERGY ARKANSAS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 primarily due to increased operations and maintenance expenses and an accrual to the transition cost account, partially offset by increased electric operating revenues.

      Net income increased for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily due to increased electric operating revenues, partially offset by increased operation and maintenance expenses and an accrual to the transition cost account.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 2000 are as follows:

                                Three Months Ended    Nine Months Ended
           Description          Increase/(Decrease)  Increase/(Decrease)
                                             (In Millions)

Base revenues                          ($3.7)            ($1.4)
Rate riders                             (6.8)            (18.9)
Fuel cost recovery                      22.5              44.2
Sales volume/weather                    12.2              15.4
Other revenue (including unbilled)      19.3              46.3
Sales for resale                        15.9              69.3
                                       -----            ------
   Total                               $59.4            $154.9
                                       =====            ======

Rate riders

      Rate rider revenues have no material effect on net income because specific incurred expenses offset them.

      Rate rider revenues decreased for the three and nine months ended September 30, 2000 as a result of the decreased ANO Decommissioning and Grand Gulf rate riders, both of which became effective in January 2000. The ANO Decommissioning rider allows Entergy Arkansas to recover the decommissioning costs associated with ANO 1 and 2. The Grand Gulf rate rider allows Entergy Arkansas to recover its recoverable share of operating costs for Grand Gulf 1.

Fuel cost recovery

      Entergy Arkansas is allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is recorded as deferred fuel costs on Entergy Arkansas' financial statements such that these costs generally have no net effect on earnings.

                         ENTERGY ARKANSAS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


      Fuel cost recovery revenues increased for the three and nine months ended September 30, 2000 primarily due to an increase in the energy cost recovery rider (ECR) in April 2000. The increase in the ECR allows Entergy Arkansas to recover previously deferred fuel expenses. The increase for the nine months ended was also affected by an increase in the ECR in April 1999 that affected first quarter 2000 revenues.

Sales volume/weather

      Sales volume increased for the three and nine months ended September 30, 2000 primarily due to increased usage by industrial, commercial, and residential customers, as well as the effect of more favorable weather on the residential and commercial sectors.

Other revenue (including unbilled)

      Other revenue increased for the three and nine months ended September 30, 2000 primarily due to the effect of a $13.4 million adjustment to third quarter 1999 unbilled revenues that excluded fuel recovery and rate rider revenues from the unbilled balance in accordance with regulatory treatment. Unbilled revenues also increased due to greater unbilled volume and the addition of unbilled revenue for wholesale customers to the unbilled balance.

Sales for resale

      Sales for resale revenue increased for the three and nine months ended September 30, 2000 primarily due to an increase in sales revenue from associated companies combined with an increase in the market price of electricity.

Expenses

Fuel and purchased power expenses

      Fuel and purchased power expenses increased for the three and nine months ended September 30, 2000 primarily due to higher market prices for natural gas as well as an increase in the market price of purchased power and increased purchased power volume. The increased purchased power volume was primarily due to increased demand for electricity and was an offset to decreased nuclear generation due to maintenance, inspection, and refueling outages during the year.

      The increased fuel and purchased power expenses for the nine months ended September 30, 2000 were partially offset by a $23.5 million adjustment to the deferred fuel balance as a result of the 1999 and 2000 ECR filings. This adjustment reflects deferred fuel costs that Entergy Arkansas expects to recover in the future.

                         ENTERGY ARKANSAS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                         RESULTS OF OPERATIONS


Other operation and maintenance

     Other operation and maintenance expenses increased for the three months ended September 30, 2000 primarily due to:

     o increased reserves of $4.7 million for property damage and $1.9 million for environmental expenses;
     o increased nuclear expenses totaling $11.3 million related to maintenance and inspection outages and the steam generator replacement at ANO 2; and
     o an increase in spending of $4.0 million on vegetation management.

      Other operation and maintenance expenses increased for the nine months ended September 30, 2000 primarily due to:

     o an increase in spending of $8.5. million for vegetation management;
     o an increase in spending of $7.9 million for outside services employed related to legal and contract services for transition work;
     o increased reserves of $4.6 million for property damage and $2.9 million for environmental expenses;
     o increased nuclear expenses totaling $13.8. million related to maintenance and inspection outages and the steam generator replacement at ANO 2; and
     o the capitalization of $1.9 million associated with return-to-service projects for certain fossil plants in June 1999.

The increase for the nine months ended was partially offset by a $4.1 million larger nuclear insurance refund in 2000 compared to 1999.

Decommissioning

       Decommissioning expense decreased for the nine months ended September 30, 2000 primarily due to a true-up of the decommissioning liability in June 2000 for previous over-accruals.

Depreciation and amortization

      Depreciation and amortization expenses increased for the three and nine months ended September 30, 2000 primarily due to a review of plant-in-service dates for consistency with regulatory treatment reducing depreciation expense by $3.4 million in August 1999, as well as net capital additions.

Other regulatory charges (credits)

      Other regulatory charges increased for the three months ended September 30, 2000 primarily due to the $17.5 million accrual of estimated excess earnings into the transition cost account for 2000. This increase was partially offset by a smaller over-recovery of Grand
Gulf 1 costs in the third quarter of 2000 compared to that in the third quarter of 1999 and by the recording of a regulatory asset for certain transition costs expected to be recovered in a customer transition tariff. The transition cost account is discussed in Note 2 to the financial statements.

                         ENTERGY ARKANSAS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


      Other regulatory credits increased slightly for the nine months ended September 30, 2000 primarily due to an increased under-recovery of Grand Gulf 1 costs as a result of the decreased rate rider that became effective in January 2000 as ordered by the APSC. Other regulatory credits also increased due to the recording of a regulatory asset for certain transition costs expected to be recovered in a customer transition tariff. This increase was largely offset by the accrual of estimated excess earnings into the transition cost account for 2000.

Other

Income taxes

      The effective income tax rates for the three months ended September 30, 2000 and 1999 were 43.2% and 41.1%, respectively. The increase in the effective tax rates was due to a decreased tax benefit from flow-though items in September 2000 primarily due to changes in reserve accounts. This increase was partially offset by lower pre-tax income for the quarter.

      The effective income tax rates for the nine months ended September 30, 2000 and 1999 were 41.0% and 36.8%, respectively. The increases in the effective tax rates were due to increased pre-tax income for the nine months ended September 30, 2000 combined with decreased flow-through tax benefits during those periods. These flow-through items include a tax liability on nuclear fuel purchases for 2000 compared with a tax credit on nuclear fuel purchases for 1999.

                        ENTERGY ARKANSAS, INC.
                           INCOME STATEMENTS
    For the Three and Nine Months Ended September 30, 2000 and 1999
                              (Unaudited)

                                                         Three Months Ended      Nine Months Ended
                                                          2000        1999       2000         1999
                                                           (In Thousands)          (In Thousands)
                OPERATING REVENUES
Domestic electric                                       $548,156    $488,801  $1,342,856   $1,187,961
                                                        --------    --------  ----------   ----------
                OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                             74,804      52,965     224,660      186,612
   Purchased power                                       179,587     164,295     398,547      362,039
   Nuclear refueling outage expenses                       6,439       7,599      19,317       23,129
   Other operation and maintenance                       119,822      91,685     295,330      257,150
Decommissioning                                            2,595       3,277       1,882        8,054
Taxes other than income taxes                             10,664       8,841      28,359       27,355
Depreciation and amortization                             42,539      38,190     125,535      120,788
Other regulatory charges (credits) - net                  17,789       8,379      (4,381)      (3,108)
                                                        --------    --------  ----------   ----------
TOTAL                                                    454,239     375,231   1,089,249      982,019
                                                        --------    --------  ----------   ----------

OPERATING INCOME                                          93,917     113,570     253,607      205,942
                                                        --------    --------  ----------   ----------

                   OTHER INCOME
Allowance for equity funds used during construction        4,416       3,614      11,836        9,458
Miscellaneous - net                                          963       1,712       3,201        2,455
                                                        --------    --------  ----------   ----------
TOTAL                                                      5,379       5,326      15,037       11,913
                                                        --------    --------  ----------   ----------

            INTEREST AND OTHER CHARGES
Interest on long-term debt                                21,611      20,042      65,745       60,741
Other interest - net                                       1,915       1,569       6,323        4,658
Distributions on preferred securities of subsidiary        1,275       1,275       3,825        3,825
Allowance for borrowed funds used during construction     (2,888)     (2,412)     (7,704)      (6,290)
                                                        --------    --------  ----------   ----------
TOTAL                                                     21,913      20,474      68,189       62,934
                                                        --------    --------  ----------   ----------

INCOME BEFORE INCOME TAXES                                77,383      98,422     200,455      154,921

Income taxes                                              33,461      40,401      82,242       56,960
                                                        --------    --------  ----------   ----------

NET INCOME                                                43,922      58,021     118,213       97,961

Preferred dividend requirements and other                  1,944       2,370       5,832        7,194
                                                        --------    --------  ----------   ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                             $41,978     $55,651    $112,381      $90,767
                                                        ========    ========  ==========   ==========
See Notes to Financial Statements.




                            ENTERGY ARKANSAS, INC.
                           STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 2000 and 1999
                                 (Unaudited)

                                                                      2000         1999
                                                                        (In Thousands)
                    OPERATING ACTIVITIES
Net income                                                           $118,213      $97,961
Noncash items included in net income:
  Other regulatory credits - net                                       (4,381)      (3,108)
  Depreciation, amortization, and decommissioning                     127,417      128,842
  Deferred income taxes and investment tax credits                     (3,908)      (1,414)
  Allowance for equity funds used during construction                 (11,836)      (9,458)
Changes in working capital:
  Receivables                                                         (65,411)     (22,706)
  Fuel inventory                                                       (1,140)     (21,843)
  Accounts payable                                                    (25,791)      24,874
  Taxes accrued                                                        32,794       36,285
  Interest accrued                                                      3,592         (270)
  Deferred fuel costs                                                 (31,672)      (7,738)
  Other working capital accounts                                       23,207       13,941
Provision for estimated losses and reserves                              (396)     (12,029)
Changes in other regulatory assets                                     (4,760)     (22,355)
Other                                                                  46,416       30,324
                                                                     --------     --------
Net cash flow provided by operating activities                        202,344      231,306
                                                                     --------     --------

                    INVESTING ACTIVITIES
Construction expenditures                                            (250,643)    (173,416)
Allowance for equity funds used during construction                    11,836        9,458
Nuclear fuel purchases                                                (32,938)     (32,497)
Proceeds from sale/leaseback of nuclear fuel                           32,938       32,473
Decommissioning trust contributions and realized
    change in trust assets                                            (10,367)     (12,889)
                                                                     --------     --------
Net cash flow used in investing activities                           (249,174)    (176,871)
                                                                     --------     --------

                    FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                       99,389            -
Retirement of:
  Long-term debt                                                            -      (39,267)
  Redemption of preferred stock                                             -       (2,027)
Dividends paid:
  Common stock                                                        (44,600)     (78,800)
  Preferred stock                                                      (3,803)      (7,212)
                                                                     --------     --------
Net cash flow provided by (used in) financing activities               50,986     (127,306)
                                                                     --------     --------

Net increase (decrease) in cash and cash equivalents                    4,156      (72,871)

Cash and cash equivalents at beginning of period                        6,862       93,105
                                                                     --------     --------

Cash and cash equivalents at end of period                            $11,018      $20,234
                                                                     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                                $63,290      $61,143
  Income taxes                                                        $46,455      $16,927
 Noncash investing and financing activities:
  Change in unrealized appreciation of
   decommissioning trust assets                                       $13,953      $13,401

See Notes to Financial Statements.

                           ENTERGY ARKANSAS, INC.
                               BALANCE SHEETS
                                   ASSETS
                  September 30, 2000 and December 31, 1999
                                (Unaudited)

                                                                   2000           1999
                                                                     (In Thousands)
                     CURRENT ASSETS
Cash and cash equivalents                                         $11,018        $6,862
Accounts receivable:
  Customer                                                        128,320        73,357
  Allowance for doubtful accounts                                  (1,768)       (1,768)
  Associated companies                                             22,854        27,073
  Other                                                             3,728         5,583
  Accrued unbilled revenues                                        70,122        53,600
                                                               ----------    ----------
    Total receivables                                             223,256       157,845
                                                               ----------    ----------
Deferred fuel costs                                                73,292        41,620
Fuel inventory - at average cost                                   25,624        24,485
Materials and supplies - at average cost                           79,496        85,612
Deferred nuclear refueling outage costs                            16,996        28,119
Prepayments and other                                               7,714         6,480
                                                               ----------    ----------
TOTAL                                                             437,396       351,023
                                                               ----------    ----------

             OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                     11,215        11,215
Decommissioning trust funds                                       368,331       344,011
Non-utility property - at cost (less accumulated depreciation       1,460         1,463
Other - at cost (less accumulated depreciation)                     3,033         3,033
                                                               ----------    ----------
TOTAL                                                             384,039       359,722
                                                               ----------    ----------

                      UTILITY PLANT
Electric                                                        5,003,927     4,854,433
Property under capital lease                                       42,965        44,471
Construction work in progress                                     359,852       267,091
Nuclear fuel under capital lease                                   89,663        85,725
Nuclear fuel                                                        7,403         9,449
                                                               ----------    ----------
TOTAL UTILITY PLANT                                             5,503,810     5,261,169
Less - accumulated depreciation and amortization                2,624,996     2,489,584
                                                               ----------    ----------
UTILITY PLANT - NET                                             2,878,814     2,771,585
                                                               ----------    ----------

            DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                 174,224       192,344
  Unamortized loss on reacquired debt                              45,358        48,193
  Other regulatory assets                                         129,839       106,959
Other                                                               8,167        14,125
                                                               ----------    ----------
TOTAL                                                             357,588       361,621
                                                               ----------    ----------

TOTAL ASSETS                                                   $4,057,837    $3,843,951
                                                               ==========    ==========
See Notes to Financial Statements.

                            ENTERGY ARKANSAS, INC.
                                BALANCE SHEETS
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                    September 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                                     2000        1999
                                                                      (In Thousands)
                 CURRENT LIABILITIES
Currently maturing long-term debt                                     $220         $220
Notes payable                                                          667          667
Accounts payable:
  Associated companies                                              49,536       81,958
  Other                                                            109,590      102,959
Customer deposits                                                   28,737       26,320
Taxes accrued                                                       71,326       38,532
Accumulated deferred income taxes                                   53,897       38,649
Interest accrued                                                    25,969       22,378
Co-owner advances                                                   13,944       15,338
Obligations under capital leases                                    55,325       55,150
Other                                                               21,082       11,598
                                                                ----------   ----------
TOTAL                                                              430,293      393,769
                                                                ----------   ----------

       DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                  683,630      713,622
Accumulated deferred investment tax credits                         89,543       94,852
Obligations under capital leases                                    77,303       75,045
Transition to competition                                          135,736      109,933
Accumulated provisions                                              42,892       43,288
Other                                                               61,704       51,080
                                                                ----------   ----------
TOTAL                                                            1,090,808    1,087,820
                                                                ----------   ----------

Long-term debt                                                   1,237,394    1,130,801
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                  60,000       60,000

                SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                               116,350      116,350
Common stock, $0.01  par value, authorized 325,000,000
  shares; issued and outstanding 46,980,196 shares in 2000
  and 1999                                                             470          470
Paid-in capital                                                    591,127      591,127
Retained earnings                                                  531,395      463,614
                                                                ----------   ----------
TOTAL                                                            1,239,342    1,171,561
                                                                ----------   ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,057,837   $3,843,951
                                                                ==========   ==========
See Notes to Financial Statements.



                         ENTERGY ARKANSAS, INC.
                       SELECTED OPERATING RESULTS
    For the Three and Nine Months Ended September 30, 2000 and 1999
                              (Unaudited)


                                 Three Months Ended    Increase/
         Description              2000        1999     (Decrease)      %
                                     (In Millions)
Electric Operating Revenues:
  Residential                    $ 209.6     $ 198.2      $ 11.4        6
  Commercial                        99.1        92.3         6.8        7
  Industrial                       106.4       100.5         5.9        6
  Governmental                       4.4         4.3         0.1        2
                                 -------     -------      ------
    Total retail                   419.5       395.3        24.2        6
  Sales for resale
     Associated companies           59.1        42.3        16.8       40
     Non-associated companies       65.7        66.6        (0.9)      (1)
  Other                              3.9       (15.4)       19.3      125
                                 -------     -------      ------
    Total                        $ 548.2     $ 488.8      $ 59.4       12
                                 =======     =======      ======
Billed Electric Energy
 Sales (GWH):
  Residential                      2,424       2,317         107        5
  Commercial                       1,615       1,545          70        5
  Industrial                       2,020       1,944          76        4
  Governmental                        70          69           1        1
                                 -------     -------      ------
    Total retail                   6,129       5,875         254        4
  Sales for resale
     Associated companies          1,216       1,304         (88)      (7)
     Non-associated companies      1,341       1,607        (266)     (17)
                                 -------     -------      ------
    Total                          8,686       8,786        (100)      (1)
                                 =======     =======      ======


                                 Nine Months Ended      Increase/
         Description             2000         1999      (Decrease)      %
                                    (In Millions)
Electric Operating Revenues:
  Residential                    $ 439.7     $ 425.8      $ 13.9        3
  Commercial                       233.5       220.4        13.1        6
  Industrial                       264.0       251.9        12.1        5
  Governmental                      11.4        11.2         0.2        2
                                --------    --------     -------
    Total retail                   948.6       909.3        39.3        4
  Sales for resale
     Associated companies          197.6       132.6        65.0       49
     Non-associated companies      156.6       152.3         4.3        3
  Other                             40.1        (6.2)       46.3      747
                                --------    --------     -------
    Total                       $1,342.9    $1,188.0     $ 154.9       13
                                ========    ========     =======

Billed Electric Energy
 Sales (GWH):
  Residential                      5,276       5,182          94        2
  Commercial                       3,851       3,732         119        3
  Industrial                       5,386       5,244         142        3
  Governmental                       182         181           1        1
                                 -------     -------      ------
    Total retail                  14,695      14,339         356        2
  Sales for resale
     Associated companies          5,481       5,575         (94)      (2)
     Non-associated companies      3,832       3,723         109        3
                                 -------     -------      ------
    Total                         24,008      23,637         371        2
                                 =======     =======      ======

                        ENTERGY GULF STATES, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income increased for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999 due to increased sales volume, other revenues, and sales for resale, partially offset by increased other operation and maintenance expenses. The increase for the three months ended was also partially offset by increased depreciation and amortization expenses.

Revenues and Sales

Electric operating revenues

      The changes in electric operating revenues for the three and nine months ended September 30, 2000 are as follows:

                               Three Months Ended    Nine Months Ended
         Description          Increase/(Decrease)   Increase/(Decrease)
                                            (In Millions)

Base revenues                          ($5.1)             ($51.0)
Fuel cost recovery                     100.4               217.0
Sales volume/weather                    10.7                25.5
Other revenue (including unbilled)      16.0                21.0
Sales for resale                        17.8                40.4
                                      ------              ------
   Total                              $139.8              $252.9
                                      ======              ======

Base revenues

     Base revenues decreased for the nine months ended September 30, 2000 primarily due to the reversal in 1999 of regulatory reserves associated with the accelerated amortization of accounting order deferrals in conjunction with the Texas rate settlement. The net income effect in 1999 was largely offset by the amortization of rate deferrals discussed below.

     These decreases were partially offset by reserves recorded in 1999 for actual and potential refunds to Louisiana and Texas retail customers.

Fuel cost recovery

     Entergy Gulf States is allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is recorded as deferred fuel costs on Entergy Gulf States' financial statements such that these costs generally have no net effect on earnings.

                        ENTERGY GULF STATES, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


     Fuel cost recovery revenues increased for the three and nine months ended September 30, 2000 by $21.9 million and $51.3 million, respectively, primarily due to a higher fuel factor that became effective in September 1999 as well as higher fuel cost recovery revenues of $95.1 million and $148.9 million, respectively, in the Louisiana jurisdiction due to higher fuel and purchased power costs as a result of increased market prices.

     Fuel cost recovery revenues also increased for the nine months ended September 30, 2000 primarily due to a fuel surcharge of $33.4 million implemented in January 2000 in the Texas jurisdiction.

Sales volume/weather

     Sales volume increased for the three and nine months ended September 30, 2000 primarily due to more favorable weather as well as increased usage in both Louisiana and Texas.

Other revenue (including unbilled)

      Other revenue increased for the three and nine months ended September 30, 2000 primarily due to increased unbilled revenues as a result of warmer weather and increased volume in 2000.

     Other revenue also increased for the nine months ended September 30, 2000 due to the addition of unbilled revenue for wholesale customers to the unbilled balance and due to the effect of a change in estimate on the third quarter 1999 unbilled revenues. The changed estimate more closely aligned the fuel component of unbilled revenues with regulatory treatment.

Sales for resale

     Sales for resale increased for the three and nine months ended September 30, 2000 primarily due to increased sales from River Bend to affiliated companies in 2000 as a result of increased nuclear generation. Nuclear generation was down in 1999 as a result of a nuclear refueling outage in the second quarter of 1999.

Steam operating revenues

      Steam operating revenues decreased for the nine months ended September 30, 2000 primarily due to a new lease arrangement that began in June 1999 for the Louisiana Station generating facility. Under the terms of this new lease, revenues and expenses are now classified as other income rather than steam operating revenues and other operation and maintenance expenses, respectively, which were the previous classifications.

Expenses

Fuel and purchased power expenses

     Fuel and purchased power expenses increased for the three months ended September 30, 2000 primarily due to higher market prices for gas and purchased power.

     Fuel and purchased power expenses increased for the nine months ended September 30, 2000 primarily due to:

     o higher market prices for gas and purchased power; and
     o an adjustment in March 2000 of $11.5 million to the Texas jurisdiction deferred fuel balance as a result of the fuel reconciliation settlement with the PUCT.

                        ENTERGY GULF STATES, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Other operation and maintenance

        Other operation and maintenance expenses increased for the three months ended September 30, 2000 primarily due to increased spending on outside services employed related to legal and contract services for transition work of $2.9 million, a reserve for miscellaneous accounts receivable of $2.3 million, and increased spending of $1.0 million on vegetation management.

      Other operation and maintenance expenses increased for the nine months ended September 30, 2000 primarily due to increased spending on vegetation management of $3.5 million and outside services employed related to legal and contract services for transition work of $6.5 million.

Depreciation and amortization

      Depreciation and amortization expenses increased for the three months ended September 30, 2000 primarily due to a review of plant-in-service dates for consistency with regulatory treatment reducing depreciation expense by $6.7 million in August 1999, as well as depreciation expense related to net capital additions in 2000.

Amortization of rate deferrals

      Amortization of rate deferrals decreased for the nine months ended September 30, 2000 primarily due to the large reduction in the rate deferral balance upon the PUCT's approval in June 1999 of the Texas rate settlement. This settlement increased amortization expense in 1999 but was offset by increased revenues as discussed above.

Other

Income taxes

     The effective income tax rates for the three months ended September 30, 2000 and 1999 were 38.2% and 39.1%, respectively. The effective income tax rates for the nine months ended September 30, 2000 and 1999 were 37.0% and 42.1%, respectively. The decrease in the effective income tax rate for the nine months ended September 30, 2000 is primarily due to an increase in flow-through and permanent items partially offset by tax adjustments in June 1999 for River Bend abeyed plant.

                        ENTERGY GULF STATES, INC.
                            INCOME STATEMENTS
     For the Three and Nine Months Ended September 30, 2000 and 1999
                               (Unaudited)

                                                          Three Months Ended       Nine Months Ended
                                                           2000       1999         2000        1999
                                                            (In Thousands)          (In Thousands)
                 OPERATING REVENUES
Domestic electric                                        $811,265    $671,457   $1,862,171   $1,609,285
Natural gas                                                 5,887       4,619       24,584       21,603
Steam products                                                  -           -            -       15,550
                                                         --------    --------   ----------   ----------
TOTAL                                                     817,152     676,076    1,886,755    1,646,438
                                                         --------    --------   ----------   ----------

                 OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                             279,411     180,037      639,950      451,301
   Purchased power                                        141,226     163,546      328,506      296,075
   Nuclear refueling outage expenses                        4,990       5,010       13,573       10,366
   Other operation and maintenance                        116,480      96,661      313,720      302,718
Decommissioning                                             1,568       1,362        4,705        6,152
Taxes other than income taxes                              35,295      30,611       90,053       86,421
Depreciation and amortization                              47,599      40,053      140,977      139,885
Other regulatory credits - net                               (955)     (3,390)     (12,746)     (15,677)
Amortization of rate deferrals                              1,402       1,402        4,205       85,795
                                                         --------    --------   ----------   ----------
TOTAL                                                     627,016     515,292    1,522,943    1,363,036
                                                         --------    --------   ----------   ----------

OPERATING INCOME                                          190,136     160,784      363,812      283,402
                                                         --------    --------   ----------   ----------

                    OTHER INCOME
Allowance for equity funds used during construction         2,189       2,424        5,675        4,741
Gain on sale of assets                                        549         602        1,595        1,512
Miscellaneous - net                                         4,910       5,909        8,320       12,462
                                                         --------    --------   ----------   ----------
TOTAL                                                       7,648       8,935       15,590       18,715
                                                         --------    --------   ----------   ----------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                 39,036      34,117      106,225      103,645
Other interest - net                                        1,415       3,112        4,524        4,683
Distributions on preferred securities of subsidiary         1,859       1,859        5,578        5,578
Allowance for borrowed funds used during construction      (1,973)     (2,170)      (5,185)      (4,305)
                                                         --------    --------   ----------   ----------
TOTAL                                                      40,337      36,918      111,142      109,601
                                                         --------    --------   ----------   ----------

INCOME BEFORE INCOME TAXES                                157,447     132,801      268,260      192,516

Income taxes                                               60,122      51,880       99,363       81,136
                                                         --------    --------   ----------   ----------

NET INCOME                                                 97,325      80,921      168,897      111,380

Preferred dividend requirements and other                   1,349       4,108        8,668       12,774
                                                         --------    --------   ----------   ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                              $95,976     $76,813     $160,229      $98,606
                                                         ========    ========   ==========   ==========
See Notes to Financial Statements.


                         ENTERGY GULF STATES, INC.
                         STATEMENTS OF CASH FLOWS
          For the Nine Months Ended September 30, 2000 and 1999
                               (Unaudited)

                                                                     2000           1999
                                                                         (In Thousands)
                   OPERATING ACTIVITIES
Net income                                                           $168,897      $111,380
Noncash items included in net income:
  Amortization of rate deferrals                                        4,205        85,795
  Reserve for regulatory adjustments                                  (82,637)     (107,901)
  Other regulatory credits - net                                      (12,746)      (15,677)
  Depreciation, amortization, and decommissioning                     145,682       146,037
  Deferred income taxes and investment tax credits                     19,866        18,482
  Allowance for equity funds used during construction                  (5,675)       (4,741)
  Gain on sale of assets                                               (1,595)       (1,512)
Changes in working capital:
  Receivables                                                        (129,735)      (72,852)
  Fuel inventory                                                       (2,515)      (12,196)
  Accounts payable                                                      4,179        16,240
  Taxes accrued                                                        95,878        81,302
  Interest accrued                                                     20,172         7,396
  Deferred fuel costs                                                 (81,756)      (40,647)
  Other working capital accounts                                       12,769       (13,133)
Provision for estimated losses and reserves                            (3,195)        5,529
Changes in other regulatory assets                                    (27,392)        1,217
Other                                                                  37,427        10,286
                                                                     --------      --------
Net cash flow provided by operating activities                        161,829       215,005
                                                                     --------      --------

                   INVESTING ACTIVITIES
Construction expenditures                                            (195,304)     (122,538)
Allowance for equity funds used during construction                     5,675         4,741
Nuclear fuel purchases                                                (34,707)      (51,980)
Proceeds from sale/leaseback of nuclear fuel                           34,150        43,009
Decommissioning trust contributions and realized
    change in trust assets                                             (8,364)       (8,162)
                                                                     --------      --------
Net cash flow used in investing activities                           (198,550)     (134,930)
                                                                     --------      --------

                   FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                      298,855       122,999
Retirement of:
  Long-term debt                                                            -       (47,920)
Redemption of preferred and preference stock                         (156,260)      (25,931)
Dividends paid:
  Common stock                                                        (73,400)      (88,000)
  Preferred stock                                                      (9,540)      (12,873)
                                                                     --------      --------
Net cash flow provided by (used in) financing activities               59,655       (51,725)
                                                                     --------      --------

Net increase in cash and cash equivalents                              22,934        28,350

Cash and cash equivalents at beginning of period                       32,312       115,736
                                                                     --------      --------

Cash and cash equivalents at end of period                            $55,246      $144,086
                                                                     ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                                $91,865      $101,963
  Income taxes                                                         $7,659        $3,114
 Noncash investing and financing activities:
  Change in unrealized appreciation of
   decommissioning trust assets                                       $15,500        $8,540

See Notes to Financial Statements.

                          ENTERGY GULF STATES, INC.
                               BALANCE SHEETS
                                  ASSETS
                   September 30, 2000 and December 31, 1999
                                (Unaudited)

                                                                     2000           1999
                                                                        (In Thousands)
                       CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                                $10,932        $8,607
  Temporary cash investments - at cost,
    which approximates market                                          44,314        23,705
                                                                   ----------    ----------
        Total cash and cash equivalents                                55,246        32,312
                                                                   ----------    ----------
Accounts receivable:
  Customer                                                            131,755        73,215
  Allowance for doubtful accounts                                      (1,828)       (1,828)
  Associated companies                                                 10,382         1,706
  Other                                                                24,885        15,030
  Accrued unbilled revenues                                           143,061        90,396
                                                                   ----------    ----------
    Total receivables                                                 308,255       178,519
                                                                   ----------    ----------
Deferred fuel costs                                                   216,214       134,458
Fuel inventory - at average cost                                       40,786        38,271
Materials and supplies - at average cost                              101,696       112,585
Rate deferrals                                                          5,606         5,606
Prepayments and other                                                  26,249        21,750
                                                                   ----------    ----------
TOTAL                                                                 754,052       523,501
                                                                   ----------    ----------

               OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                           258,541       234,677
Non-utility property - at cost (less accumulated depreciation)        193,322       187,759
Other - at cost (less accumulated depreciation)                        14,895        13,681
                                                                   ----------    ----------
TOTAL                                                                 466,758       436,117
                                                                   ----------    ----------

                        UTILITY PLANT
Electric                                                            7,490,461     7,365,407
Property under capital lease                                           40,872        46,210
Natural gas                                                            54,886        52,473
Construction work in progress                                         195,221       145,492
Nuclear fuel under capital lease                                       65,292        70,801
                                                                   ----------    ----------
TOTAL UTILITY PLANT                                                 7,846,732     7,680,383
Less - accumulated depreciation and amortization                    3,686,284     3,551,595
                                                                   ----------    ----------
UTILITY PLANT - NET                                                 4,160,448     4,128,788
                                                                   ----------    ----------

              DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Rate deferrals                                                        1,402         5,606
  SFAS 109 regulatory asset - net                                     391,750       385,405
  Unamortized loss on reacquired debt                                  38,798        40,576
  Other regulatory assets                                             161,205       140,157
Long-term receivables                                                  30,281        32,260
Other                                                                  17,959        23,490
                                                                   ----------    ----------
TOTAL                                                                 641,395       627,494
                                                                   ----------    ----------

TOTAL ASSETS                                                       $6,022,653    $5,715,900
                                                                   ==========    ==========
See Notes to Financial Statements.


                          ENTERGY GULF STATES, INC.
                               BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                  September 30, 2000 and December 31, 1999
                                 (Unaudited)

                                                                      2000        1999
                                                                       (In Thousands)
                  CURRENT LIABILITIES
Currently maturing long-term debt                                    $122,750         $ -
Accounts payable:
  Associated companies                                                 44,226      79,962
  Other                                                               154,358     114,444
Customer deposits                                                      36,846      33,360
Taxes accrued                                                         197,676     101,798
Accumulated deferred income taxes                                      59,770      27,960
Nuclear refueling outage costs                                          6,854      11,216
Interest accrued                                                       48,743      28,570
Obligations under capital leases                                       52,131      51,973
Other                                                                  22,735      14,557
                                                                   ----------  ----------
TOTAL                                                                 746,089     463,840
                                                                   ----------  ----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                   1,101,255   1,098,882
Accumulated deferred investment tax credits                           172,875     178,500
Obligations under capital leases                                       54,033      65,038
Other regulatory liabilities                                            1,070       2,967
Decommissioning                                                       141,301     139,194
Transition to competition                                              66,061      47,101
Regulatory reserves                                                    27,900     110,536
Accumulated provisions                                                 66,200      69,395
Other                                                                 116,123     117,804
                                                                   ----------  ----------
TOTAL                                                               1,746,818   1,829,417
                                                                   ----------  ----------

Long-term debt                                                      1,809,006   1,631,581
Preferred stock with sinking fund                                      34,650      34,650
Preference stock                                                            -     150,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                     85,000      85,000

                  SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                   44,229      51,444
Common stock, no par value, authorized 200,000,000
   shares; issued and outstanding 100 shares in 2000 and in 1999      114,055     114,055
Paid-in capital                                                     1,153,195   1,153,131
Retained earnings                                                     289,611     202,782
                                                                   ----------  ----------
TOTAL                                                               1,601,090   1,521,412
                                                                   ----------  ----------

Commitments and Contingencies (Notes 1 and 2)

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $6,022,653  $5,715,900
                                                                   ==========  ==========
See Notes to Financial Statements.


                          ENTERGY GULF STATES, INC.
                         SELECTED OPERATING RESULTS
      For the Three and Nine Months Ended September 30, 2000 and 1999
                               (Unaudited)


                                  Three Months Ended     Increase/
         Description              2000         1999      (Decrease)      %
                                     (In Millions)
Electric Operating Revenues:
  Residential                    $ 237.8     $ 209.9       $ 27.9       13
  Commercial                       133.1       121.8         11.3        9
  Industrial                       221.8       197.8         24.0       12
  Governmental                       7.7         7.2          0.5        7
                                 -------     -------      -------
    Total retail                   600.4       536.7         63.7       12
  Sales for resale
     Associated companies           63.5        27.0         36.5      135
     Non-associated companies       31.7        50.4        (18.7)     (37)
  Other                            115.7        57.4         58.3      102
                                 -------     -------      -------
    Total                        $ 811.3     $ 671.5      $ 139.8       21
                                 =======     =======      =======

Billed Electric Energy
 Sales (GWH):
  Residential                      3,340       3,182          158        5
  Commercial                       2,290       2,175          115        5
  Industrial                       4,481       4,555          (74)      (2)
  Governmental                       122         112           10        9
                                 -------     -------      -------
    Total retail                  10,233      10,024          209        2
  Sales for resale
     Associated companies            769         306          463      151
     Non-associated companies        698       1,104         (406)     (37)
                                 -------     -------      -------
    Total                         11,700      11,434          266        2
                                 =======     =======      =======


                                  Nine Months Ended       Increase/
         Description              2000         1999      (Decrease)      %
                                     (In Millions)
Electric Operating Revenues:
  Residential                    $ 534.7     $ 463.3       $ 71.4       15
  Commercial                       362.3       316.3         46.0       15
  Industrial                       614.5       524.3         90.2       17
  Governmental                      23.4        20.5          2.9       14
                               ---------   ---------      -------
    Total retail                 1,534.9     1,324.4        210.5       16
  Sales for resale
     Associated companies           81.9        31.6         50.3      159
     Non-associated companies       76.5        86.4         (9.9)     (11)
  Other                            168.9       166.9          2.0        1
                               ---------   ---------      -------
    Total                      $ 1,862.2   $ 1,609.3      $ 252.9       16
                               =========   =========      =======

Billed Electric Energy
 Sales (GWH):
  Residential                      7,274       7,024          250        4
  Commercial                       5,795       5,558          237        4
  Industrial                      13,396      13,111          285        2
  Governmental                       336         314           22        7
                               ---------   ---------      -------
    Total retail                  26,801      26,007          794        3
  Sales for resale
     Associated companies          1,205         476          729      153
     Non-associated companies      2,266       2,517         (251)     (10)
                               ---------   ---------      -------
    Total                         30,272      29,000        1,272        4
                               =========   =========      =======

                         ENTERGY LOUISIANA, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 primarily due to an increase in sales volume, partially offset by increases in provisions for potential rate refunds, other operation and maintenance expenses, and depreciation and amortization expenses.

     Net income decreased for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily due to a decrease in unbilled revenues and increases in provisions for potential rate refunds, other operation and maintenance expenses, and depreciation and amortization expenses. These decreases were partially offset by an increase in sales volume and lower interest expense on long-term debt.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 2000 are as follows:

                                 Three Months Ended       Nine Months Ended
            Description          Increase/(Decrease)     Increase/(Decrease)
                                                 (In Millions)

Base revenues                             ($17.5)              ($46.4)
Fuel cost recovery                         137.0                163.3
Sales volume/weather                        10.7                 17.5
Other revenue (including unbilled)          28.7                (28.3)
Sales for resale                           (13.7)               (23.7)
                                          ------                -----
   Total                                  $145.2                $82.4
                                          ======                =====

Base revenues

      Base revenues decreased for the three and nine months ended September 30, 2000 primarily due to accruals for potential rate refunds. The decrease also is attributable to formula rate plan reductions in the residential, commercial, and industrial sectors.

Fuel cost recovery

      Entergy Louisiana is allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates that are recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is recorded as deferred fuel costs on Entergy Louisiana's financial statements such that these costs generally have no net effect on earnings.

      Fuel cost recovery revenues increased for the three and nine months ended September 30, 2000 as a result of higher fuel and purchased power expenses primarily due to the increased market price of natural gas.

                         ENTERGY LOUISIANA, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Sales volume/weather

     Sales volume increased for the three and nine months ended September 30, 2000 primarily due to increased usage by residential, commercial, and industrial customers, as well as more favorable weather in the residential and commercial sectors.

Other revenue (including unbilled)

      Other revenue increased for the three months ended September 30, 2000 primarily due to higher fuel prices and increased volume in unbilled revenues.

     Other revenue decreased for the nine months ended September 30, 2000 primarily due to the effect of a change in estimate on the third quarter 1999 unbilled revenues. The changed estimate more closely aligned the fuel component of unbilled revenues with regulatory treatment.

Sales for resale

      Sales for resale decreased for the three and nine months ended September 30, 2000 primarily due to increased sales to retail customers resulting in less electricity available for resale.

Expenses

Fuel and purchased power expenses

      Fuel and purchased power expenses increased for the three and nine months ended September 30, 2000 primarily due to an increase in the market price of gas and purchased power.

Other operation and maintenance

      Other operation and maintenance expenses increased for the three months ended September 30, 2000 primarily due to an increase of $4.5 million in maintenance expense at certain fossil plants, and an incentive compensation accrual of $1.7 million.

      Other operation and maintenance expenses increased for the nine months ended September 30, 2000 primarily due to:

     o an increase in expenses from maintenance and planned maintenance outages at Waterford 3 and certain fossil plants of $15 million;
     o an increase in property insurance expenses of $5 million primarily due to changes in storm damage reserves effective August 1999;
     o an increase in vegetation management costs of $2.7 million;
     o an increase of $1.6 million in contract work for plant protection services at Waterford 3; and
     o an increase in environmental reserves of $1.7 million.

The overall increase in other operation and maintenance expenses for the nine months ended was partially offset by a decrease in injury and damages claims of $3.6 million and higher nuclear insurance refunds of $1.8 million.

                         ENTERGY LOUISIANA, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Depreciation and amortization expenses

      Depreciation and amortization expenses increased for the three and nine months ended September 30, 2000 primarily due to a review of plant-in-service dates for consistency with regulatory treatment reducing depreciation expense by $3.4 million in August 1999, as well as depreciation expense related to net capital additions in 2000.

Interest charges

      Interest on long-term debt decreased for the nine months ended September 30, 2000 primarily due to the refinancing and net redemption of $77 million of long-term debt in 1999, partially offset by the issuance of $150 million of long-term debt in May 2000.

Income taxes

      The effective income tax rates for the three months ended September 30, 2000 and 1999 were 39.5% and 39.4%, respectively. The effective income tax rates for the nine months ended September 30, 2000 and 1999 were 40.2% and 39.8%, respectively.


                          ENTERGY LOUISIANA, INC.
                             INCOME STATEMENTS
       For the Three and Nine Months Ended September 30, 2000 and 1999
                                 (Unaudited)

                                                         Three Months Ended      Nine Months Ended
                                                          2000       1999       2000           1999
                                                           (In Thousands)          (In Thousands)
                 OPERATING REVENUES
Domestic electric                                       $722,175   $576,956   $1,517,063    $1,434,692
                                                        --------   --------   ----------    ----------
                 OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                            235,362    112,908      367,301       275,531
   Purchased power                                       160,360    156,391      394,479       340,973
   Nuclear refueling outage expenses                       3,410      3,481       10,230        12,403
   Other operation and maintenance                        77,435     72,181      225,608       205,497
Decommissioning                                            2,606      2,197        7,817         6,590
Taxes other than income taxes                             21,173     19,145       55,889        55,815
Depreciation and amortization                             42,700     38,601      127,029       120,564
Other regulatory charges - net                               240          -          720             -
                                                        --------   --------   ----------    ----------
TOTAL                                                    543,286    404,904    1,189,073     1,017,373
                                                        --------   --------   ----------    ----------

OPERATING INCOME                                         178,889    172,052      327,990       417,319
                                                        --------   --------   ----------    ----------

                    OTHER INCOME
Allowance for equity funds used during construction        1,373        790        3,252         3,282
Miscellaneous - net                                        2,641        862        3,184         1,442
                                                        --------   --------   ----------    ----------
TOTAL                                                      4,014      1,652        6,436         4,724
                                                        --------   --------   ----------    ----------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                25,418     24,728       73,360        78,472
Other interest - net                                       1,212      1,609        5,158         3,821
Distributions on preferred securities of subsidiary        1,575      1,575        4,725         4,725
Allowance for borrowed funds used during construction     (1,046)      (631)      (2,914)       (2,998)
                                                        --------   --------   ----------    ----------
TOTAL                                                     27,159     27,281       80,329        84,020
                                                        --------   --------   ----------    ----------

INCOME BEFORE INCOME TAXES                               155,744    146,423      254,097       338,023

Income taxes                                              61,577     57,744      102,051       134,485
                                                        --------   --------   ----------    ----------

NET INCOME                                                94,167     88,679      152,046       203,538

Preferred dividend requirements and other                  2,378      2,378        7,135         7,427
                                                        --------   --------   ----------    ----------

EARNINGS APPLICABLE TO
COMMON STOCK                                             $91,789    $86,301     $144,911      $196,111
                                                        ========   ========   ==========    ==========
See Notes to Financial Statements.


                            ENTERGY LOUISIANA, INC.
                           STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 2000 and 1999
                                 (Unaudited)

                                                              2000           1999
                                                                 (In Thousands)
                OPERATING ACTIVITIES
Net income                                                    $152,046      $203,538
Noncash items included in net income:
  Other regulatory charges - net                                   720             -
  Depreciation, amortization, and decommissioning              134,846       127,154
  Deferred income taxes and investment tax credits              (1,395)       25,141
  Allowance for equity funds used during                        (3,252)       (3,282)
construction
Changes in working capital:
  Receivables                                                 (141,381)     (107,103)
  Accounts payable                                             (65,280)       96,470
  Taxes accrued                                                130,070        63,173
  Interest accrued                                               9,015       (28,789)
  Deferred fuel costs                                          (69,348)      (64,836)
  Other working capital accounts                                45,542        (2,438)
Provision for estimated losses and reserves                      3,378         2,290
Changes in other regulatory assets                              16,732        20,033
Other                                                            2,834       (23,864)
                                                              --------      --------
Net cash flow provided by operating activities                 214,527       307,487
                                                              --------      --------

                INVESTING ACTIVITIES
Construction expenditures                                     (135,442)      (86,163)
Allowance for equity funds used during construction              3,252         3,282
Nuclear fuel purchases                                         (29,317)      (11,308)
Proceeds from sale/leaseback of nuclear fuel                    29,317        11,308
Decommissioning trust contributions and realized
    change in trust assets                                      (8,700)       (8,510)
                                                              --------      --------
Net cash flow used in investing activities                    (140,890)      (91,391)
                                                              --------      --------

                FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                               148,754       188,097
Retirement of:
  Long-term debt                                              (100,000)     (252,310)
  Redemption of preferred stock                                      -       (50,000)
Dividends paid:
  Common stock                                                 (57,800)     (165,400)
  Preferred stock                                               (7,135)       (8,010)
                                                              --------      --------
Net cash flow used in financing activities                     (16,181)     (287,623)
                                                              --------      --------

Net increase (decrease) in cash and cash equivalents            57,456       (71,527)

Cash and cash equivalents at beginning of period                 7,734        83,030
                                                              --------      --------

Cash and cash equivalents at end of period                     $65,190       $11,503
                                                              ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                        $ 68,913     $ 111,675
  Income taxes                                                 $ 9,156      $ 82,454
 Noncash investing and financing activities:
  Change in unrealized appreciation of
   decommissioning trust assets                                $ 4,396       $ 1,987

See Notes to Financial Statements.



                            ENTERGY LOUISIANA, INC.
                                BALANCE SHEETS
                                   ASSETS
                  September 30, 2000 and December 31, 1999
                                 (Unaudited)

                                                                     2000           1999
                                                                       (In Thousands)
                      CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                              $12,658         $7,734
  Temporary cash investments - at cost,
    which approximates market                                        52,532              -
                                                                 ----------     ----------
        Total cash and cash equivalents                              65,190          7,734
                                                                 ----------     ----------
Notes Receivable                                                      1,506              3
Accounts receivable:
  Customer                                                          152,226         79,335
  Allowance for doubtful accounts                                    (1,615)        (1,615)
  Associated companies                                               26,499         14,601
  Other                                                              17,455         10,762
  Accrued unbilled revenues                                         156,100        106,200
                                                                 ----------     ----------
    Total receivables                                               350,665        209,283
                                                                 ----------     ----------
Deferred fuel costs                                                  71,510          2,161
Accumulated deferred income taxes                                         -         12,520
Materials and supplies - at average cost                             79,839         84,027
Deferred nuclear refueling outage costs                               1,128         11,336
Prepayments and other                                                10,225          6,011
                                                                 ----------     ----------
TOTAL                                                               580,063        333,075
                                                                 ----------     ----------

              OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                       14,230         14,230
Decommissioning trust funds                                         114,039        100,943
Non-utility property - at cost (less accumulated depreciation)       21,779         21,433
                                                                 ----------     ----------
TOTAL                                                               150,048        136,606
                                                                 ----------     ----------

                      UTILITY PLANT
Electric                                                          5,280,994      5,178,808
Property under capital lease                                        236,272        236,271
Construction work in progress                                       133,815        108,106
Nuclear fuel under capital lease                                     59,600         51,930
                                                                 ----------     ----------
TOTAL UTILITY PLANT                                               5,710,681      5,575,115
Less - accumulated depreciation and amortization                  2,440,407      2,309,815
                                                                 ----------     ----------
UTILITY PLANT - NET                                               3,270,274      3,265,300
                                                                 ----------     ----------

             DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                   212,583        230,899
  Unamortized loss on reacquired debt                                34,476         35,856
  Other regulatory assets                                            51,776         50,191
Other                                                                12,918         17,302
                                                                 ----------     ----------
TOTAL                                                               311,753        334,248
                                                                 ----------     ----------

TOTAL ASSETS                                                     $4,312,138     $4,069,229
                                                                 ==========     ==========
See Notes to Financial Statements.



                        ENTERGY LOUISIANA, INC.
                            BALANCE SHEETS
                  LIABILITIES AND SHAREHOLDERS' EQUITY
                September 30, 2000 and December 31, 1999
                              (Unaudited)

                                                                   2000           1999
                                                                     (In Thousands)
                  CURRENT LIABILITIES
Currently maturing long-term debt                                 $35,088      $116,388
Accounts payable:
  Associated companies                                             43,795       137,869
  Other                                                           119,562        90,768
Customer deposits                                                  58,718        61,096
Taxes accrued                                                     155,933        25,863
Accumulated deferred income taxes                                   5,486             -
Interest accrued                                                   29,251        20,236
Obligations under capital leases                                   28,387        28,387
Other                                                             100,556        59,737
                                                               ----------    ----------
TOTAL                                                             576,776       540,344
                                                               ----------    ----------

         DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                 761,035       792,290
Accumulated deferred investment tax credits                       118,773       123,155
Obligations under capital leases                                   31,213        23,543
Accumulated provisions                                             61,465        58,087
Other                                                              47,350        34,564
                                                               ----------    ----------
TOTAL                                                           1,019,836     1,031,639
                                                               ----------    ----------

Long-term debt                                                  1,276,632     1,145,463
Preferred stock with sinking fund                                  35,000        35,000
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated deferrable debentures                 70,000        70,000

                  SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                              100,500       100,500
Common stock, no par value, authorized 250,000,000
  shares; issued and outstanding 165,173,180 shares in 2000
  and 1999                                                      1,088,900     1,088,900
Capital stock expense and other                                    (2,171)       (2,171)
Retained earnings                                                 146,665        59,554
                                                               ----------    ----------
TOTAL                                                           1,333,894     1,246,783
                                                               ----------    ----------

Commitments and Contingencies (Notes 1 and 2)

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,312,138    $4,069,229
                                                               ==========    ==========
See Notes to Financial Statements.

                           ENTERGY LOUISIANA, INC.
                         SELECTED OPERATING RESULTS
       For the Three and Nine Months Ended September 30, 2000 and 1999
                                (Unaudited)


                                   Three Months Ended     Increase/
         Description              2000         1999      (Decrease)       %
                                     (In Millions)
Electric Operating Revenues:
  Residential                    $ 284.1      $ 228.2        $ 55.9       24
  Commercial                       145.9        116.3          29.6       25
  Industrial                       219.7        168.4          51.3       30
  Governmental                      11.6          9.1           2.5       27
                                 -------      -------       -------
    Total retail                   661.3        522.0         139.3       27
  Sales for resale
     Associated companies           15.0         18.4          (3.4)     (18)
     Non-associated companies        9.3         19.6         (10.3)     (53)
  Other                             36.6         17.0          19.6      115
                                 -------      -------       -------
    Total                        $ 722.2      $ 577.0       $ 145.2       25
                                 =======      =======       =======
Billed Electric Energy
 Sales (GWH):
  Residential                      3,103        2,955           148        5
  Commercial                       1,650        1,568            82        5
  Industrial                       3,789        3,802           (13)       -
  Governmental                       131          123             8        7
                               ---------    ---------        ------
    Total retail                   8,673        8,448           225        3
  Sales for resale
     Associated companies            152          150             2        1
     Non-associated companies        122          195           (73)     (37)
                               ---------    ---------        ------
    Total                          8,947        8,793           154        2
                               =========    =========        ======


                                  Nine Months Ended         Increase/
         Description              2000         1999        (Decrease)      %
                              (In Millions)
Electric Operating Revenues:
  Residential                    $ 546.4      $ 485.6        $ 60.8       13
  Commercial                       324.1        289.4          34.7       12
  Industrial                       533.2        463.1          70.1       15
  Governmental                      27.9         25.0           2.9       12
                               ---------    ---------        ------
    Total retail                 1,431.6      1,263.1         168.5       13
  Sales for resale
     Associated companies           15.7         26.3         (10.6)     (40)
     Non-associated companies       30.8         43.9         (13.1)     (30)
  Other                             39.0        101.4         (62.4)     (62)
                               ---------    ---------        ------
    Total                      $ 1,517.1    $ 1,434.7        $ 82.4        6
                               =========    =========        ======

Billed Electric Energy
 Sales (GWH):
  Residential                      6,775        6,615           160        2
  Commercial                       4,094        3,986           108        3
  Industrial                      11,431       11,205           226        2
  Governmental                       362          354             8        2
                               ---------    ---------        ------
    Total retail                  22,662       22,160           502        2
  Sales for resale
     Associated companies            168          390          (222)     (57)
     Non-associated companies        435          672          (237)     (35)
                               ---------    ---------        ------
    Total                         23,265       23,222            43        -
                               =========    =========        ======

                        ENTERGY MISSISSIPPI, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income decreased for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 primarily due to increased other operation and maintenance expenses and increased interest and other charges.

Revenues and Sales

      The changes in electric operating revenues for the three and nine months ended September 30, 2000 are as follows:

                                  Three Months Ended    Nine Months Ended
           Description            Increase/(Decrease)  Increase/(Decrease)
                                              (In Millions)


Base revenues                             $0.1              ($3.9)
Grand Gulf rate rider                      4.7                6.1
Fuel cost recovery                        19.0               41.3
Sales volume/weather                       5.0                6.2
Other revenue (including unbilled)         2.2               19.6
Sales for resale                          (0.2)             (17.2)
                                         -----              -----
   Total                                 $30.8              $52.1
                                         =====              =====

Rate riders

      Rate rider revenues have no material effect on net income because specific incurred expenses offset them.

      Grand Gulf rate rider revenue increased for the three and nine months ended September 30, 2000 as a result of increased recovery of Grand Gulf capacity costs, primarily due to an increase in the amount recovered under the Grand Gulf Accelerated Recovery Tariff (GGART). The GGART is discussed in more detail in Note 2 to the financial statements in the Form 10-K.

Fuel cost recovery

     Entergy Mississippi is allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates, recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is recorded as deferred fuel costs on Entergy Mississippi's financial statements such that these costs generally have no net effect on earnings.

      Fuel cost recovery revenues increased for the three and nine months ended September 30, 2000 primarily due to an increase in the energy cost recovery rider (ECR) effective January 2000. The increase in the ECR allows Entergy Mississippi to recover previously deferred fuel expenses.

                        ENTERGY MISSISSIPPI, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Sales volume/weather

     Sales volume increased for the three and nine months ended September 30, 2000 primarily due to increased usage by residential and commercial customers, as well as more favorable weather.

Other revenue (including unbilled)

     Other revenue increased for the nine months ended September 30, 2000 primarily due to the effect of favorable weather in 2000 and the effect of a change in estimate on third quarter 1999 unbilled revenues. The changed estimate more closely aligned the fuel component of unbilled revenues with regulatory treatment.

Sales for resale

      Sales for resale decreased for the nine months ended September 30, 2000 primarily due to a decrease in sales to associated companies as a result of decreased oil generation due to plant outages in early 2000.

Expenses

Fuel and purchased power expenses

      Fuel and purchased power expenses increased for the three months ended September 30, 2000 primarily due to increased oil and gas prices and an increase in generation requirements.

      Fuel and purchased power expenses increased for the nine months ended September 30, 2000 primarily due to increased oil and gas prices, partially offset by a decrease in the price of purchased power.

Other operation and maintenance

     Other operation and maintenance expenses increased for the three and nine months ended September 30, 2000 primarily due to increased plant maintenance of $1.8 million and $5.9 million, respectively, and an increase in property damage expenses of $4.4 million and $10.3 million, respectively, primarily due to a change in storm damage reserve amortization in the third quarter of 1999 in accordance with regulatory treatment.

Depreciation and amortization

      Depreciation and amortization expenses increased for the three and nine months ended September 30, 2000 primarily due to a review of plant-in-service dates for consistency with regulatory treatment reducing depreciation expense by $2.4 million in August 1999, as well as net capital additions.

Other regulatory charges (credits) - net

      Other regulatory charges increased for the three months ended September 30, 2000 primarily due to a decrease in the deferral of Grand Gulf 1 expenses associated with the System Energy rate increase.

      Other regulatory credits decreased for the nine months ended September 30, 2000 primarily due to a decrease in the deferral of Grand Gulf 1 expenses associated with the System Energy rate increase.

                        ENTERGY MISSISSIPPI, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Other

Other income

      Other income increased for the nine months ended September 30, 2000 primarily due to an increase in AFUDC as a result of higher construction expenditures and an increase in interest income from the deferral of Grand Gulf 1 expenses.

Interest charges

      Interest on long-term debt increased for the three and nine months ended September 30, 2000 primarily due to the refinancing of $125 million of long-term debt in June 1999 and $30 million of long-term debt in July 1999, reducing 1999 interest expense, combined with the issuance of $120 million of long-term debt in February 2000.

Income taxes

      The effective income tax rates for the three months ended September 30, 2000 and 1999 were 37.2% and 35.4%, respectively. The effective income tax rates for the nine months ended September 30, 2000 and 1999 were 35.6% and 34.8%, respectively.

                        ENTERGY MISSISSIPPI, INC.
                           INCOME STATEMENTS
      For the Three and Nine Months Ended September 30, 2000 and 1999
                               (Unaudited)

                                                      Three Months Ended    Nine Months Ended
                                                       2000       1999      2000         1999
                                                        (In Thousands)       (In Thousands)

               OPERATING REVENUES
Domestic electric                                    $297,966   $267,159   $696,346    $644,239
                                                     --------   --------   --------    --------
               OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                          65,656     44,842    140,986     141,617
   Purchased power                                    111,677    111,236    283,544     259,505
   Other operation and maintenance                     42,390     35,355    121,093     108,268
Taxes other than income taxes                          12,906     11,752     34,174      33,496
Depreciation and amortization                          12,292      9,166     35,994      31,665
Other regulatory charges (credits) - net               16,750     12,290      2,262      (5,681)
                                                     --------   --------   --------    --------
TOTAL                                                 261,671    224,641    618,053     568,870
                                                     --------   --------   --------    --------

OPERATING INCOME                                       36,295     42,518     78,293      75,369
                                                     --------   --------   --------    --------

                  OTHER INCOME
Allowance for equity funds used during construction       662        325      1,912         693
Miscellaneous - net                                     2,246      1,724      6,656       5,215
                                                     --------   --------   --------    --------
TOTAL                                                   2,908      2,049      8,568       5,908
                                                     --------   --------   --------    --------

           INTEREST AND OTHER CHARGES
Interest on long-term debt                             11,012      8,113     31,026      27,135
Other interest - net                                      673        849      2,370       2,294
Allowance for borrowed funds used during construction    (518)      (330)    (1,502)     (1,026)
                                                     --------   --------   --------    --------
TOTAL                                                  11,167      8,632     31,894      28,403
                                                     --------   --------   --------    --------

INCOME BEFORE INCOME TAXES                             28,036     35,935     54,967      52,874

Income taxes                                           10,425     12,724     19,556      18,425
                                                     --------   --------   --------    --------

NET INCOME                                             17,611     23,211     35,411      34,449

Preferred dividend requirements and other                 842        842      2,527       2,527
                                                     --------   --------   --------    --------

EARNINGS APPLICABLE TO
COMMON STOCK                                          $16,769    $22,369    $32,884     $31,922
                                                     ========   ========   ========    ========
See Notes to Financial Statements.


                          ENTERGY MISSISSIPPI, INC.
                          STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2000 and 1999
                                (Unaudited)

                                                                     2000           1999
                                                                        (In Thousands)
                   OPERATING ACTIVITIES
Net income                                                           $35,411       $34,449
Noncash items included in net income:
  Other regulatory charges (credits) - net                             2,262        (5,681)
  Depreciation and amortization                                       35,994        31,665
  Deferred income taxes and investment tax credits                    23,697        15,432
  Allowance for equity funds used during construction                 (1,912)         (693)
  Loss on sale of assets                                                   2             -
Changes in working capital:
  Receivables                                                        (30,932)       10,702
  Fuel inventory                                                         705        (1,942)
  Accounts payable                                                    (9,520)       31,504
  Taxes accrued                                                       18,406        51,337
  Interest accrued                                                     3,609        (1,351)
  Deferred fuel costs                                                (88,172)      (37,805)
  Other working capital accounts                                       4,021        10,428
Provision for estimated losses and reserves                             (699)        2,033
Changes in other regulatory assets                                   (17,643)      (39,284)
Other                                                                 20,612         2,526
                                                                    --------      --------
Net cash flow provided by (used in) operating activities              (4,159)      103,320
                                                                    --------      --------

                   INVESTING ACTIVITIES
Construction expenditures                                            (91,895)      (59,151)
Allowance for equity funds used during construction                    1,912           693
                                                                    --------      --------
Net cash flow used in investing activities                           (89,983)      (58,458)
                                                                    --------      --------

                   FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                     119,057       153,683
Retirement of:
  Long-term debt                                                           -      (163,278)
Dividends paid:
  Common stock                                                       (18,000)      (28,700)
  Preferred stock                                                     (2,527)       (2,521)
                                                                    --------      --------
Net cash flow provided by (used in) financing activities              98,530       (40,816)
                                                                    --------      --------

Net increase in cash and cash equivalents                              4,388         4,046

Cash and cash equivalents at beginning of period                       4,787         2,640
                                                                    --------      --------

Cash and cash equivalents at end of period                            $9,175        $6,686
                                                                    ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                               $28,060       $29,386
  Income taxes                                                      ($28,748)     ($53,785)

See Notes to Financial Statements.


                          ENTERGY MISSISSIPPI, INC.
                              BALANCE SHEETS
                                  ASSETS
                  September 30, 2000 and December 31, 1999
                                (Unaudited)

                                                                    2000           1999
                                                                      (In Thousands)
                      CURRENT ASSETS
Cash and cash equivalents                                           $9,175        $4,787
Accounts receivable:
  Customer                                                          62,044        35,675
  Allowance for doubtful accounts                                     (886)         (886)
  Associated companies                                               4,090         1,370
  Other                                                                134         2,391
  Accrued unbilled revenues                                         32,700        28,600
                                                                ----------    ----------
    Total receivables                                               98,082        67,150
                                                                ----------    ----------
Deferred fuel costs                                                136,111        47,939
Fuel inventory - at average cost                                     3,069         3,774
Materials and supplies - at average cost                            17,805        17,068
Prepayments and other                                                4,981         7,114
                                                                ----------    ----------
TOTAL                                                              269,223       147,832
                                                                ----------    ----------

              OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity                       5,531         5,531
Non-utility property - at cost (less accumulated depreciation)       6,883         6,965
                                                                ----------    ----------
TOTAL                                                               12,414        12,496
                                                                ----------    ----------

                      UTILITY PLANT
Electric                                                         1,835,150     1,763,636
Property under capital lease                                           314           384
Construction work in progress                                       81,588        66,789
                                                                ----------    ----------
TOTAL UTILITY PLANT                                              1,917,052     1,830,809
Less - accumulated depreciation and amortization                   738,064       709,543
                                                                ----------    ----------
UTILITY PLANT - NET                                              1,178,988     1,121,266
                                                                ----------    ----------

             DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                                   25,064        24,051
  Unamortized loss on reacquired debt                               15,421        16,345
  Other regulatory assets                                          148,874       132,243
Other                                                                5,934         5,784
                                                                ----------    ----------
TOTAL                                                              195,293       178,423
                                                                ----------    ----------

TOTAL ASSETS                                                    $1,655,918    $1,460,017
                                                                ==========    ==========
See Notes to Financial Statements.

                          ENTERGY MISSISSIPPI, INC.
                               BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDERS' EQUITY
                   September 30, 2000 and December 31, 1999
                                (Unaudited)

                                                                  2000           1999
                                                                      (In Thousands)
                    CURRENT LIABILITIES
Accounts payable:
  Associated companies                                             $53,033       $84,382
  Other                                                             54,298        32,470
Customer deposits                                                   25,857        23,303
Taxes accrued                                                       54,373        35,968
Accumulated deferred income taxes                                   18,659           526
Interest accrued                                                    13,647        10,038
Obligations under capital leases                                        95            95
Other                                                                2,209         2,137
                                                                ----------    ----------
TOTAL                                                              222,171       188,919
                                                                ----------    ----------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                  307,121       298,477
Accumulated deferred investment tax credits                         19,783        20,908
Obligations under capital leases                                       219           290
Accumulated provisions                                               6,675         7,374
Other                                                               24,464         3,368
                                                                ----------    ----------
TOTAL                                                              358,262       330,417
                                                                ----------    ----------

Long-term debt                                                     584,386       464,466

                   SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                50,381        50,381
Common stock, no par value, authorized 15,000,000
  shares; issued and outstanding 8,666,357 shares in 2000          199,326       199,326
  and 1999
Capital stock expense and other                                        (59)          (59)
Retained earnings                                                  241,451       226,567
                                                                ----------    ----------
TOTAL                                                              491,099       476,215
                                                                ----------    ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $1,655,918    $1,460,017
                                                                ==========    ==========
See Notes to Financial Statements.


                        ENTERGY MISSISSIPPI, INC.
                       SELECTED OPERATING RESULTS
      For the Three and Nine Months Ended September 30, 2000 and 1999
                             (Unaudited)


                                    Three Months Ended     Increase/
          Description               2000        1999      (Decrease)      %
                                       (In Millions)
Electric Operating Revenues:
  Residential                     $ 128.8     $ 114.1       $ 14.7       13
  Commercial                         84.4        75.3          9.1       12
  Industrial                         43.4        39.4          4.0       10
  Governmental                        7.3         6.3          1.0       16
                                  -------     -------       ------
    Total retail                    263.9       235.1         28.8       12
  Sales for resale
     Associated companies            27.9        23.3          4.6       20
     Non-associated companies         7.1        11.9         (4.8)     (40)
  Other                              (0.9)       (3.1)         2.2       71
                                  -------     -------       ------
    Total                         $ 298.0     $ 267.2       $ 30.8       12
                                  =======     =======       ======

Billed Electric Energy
 Sales (GWH):
  Residential                       1,855       1,745          110        6
  Commercial                        1,349       1,290           59        5
  Industrial                          855         853            2        -
  Governmental                        112         103            9        9
                                  -------     -------       ------
    Total retail                    4,171       3,991          180        5
  Sales for resale
     Associated companies             355         362           (7)      (2)
     Non-associated companies         105         140          (35)     (25)
                                  -------     -------       ------
    Total                           4,631       4,493          138        3
                                  =======     =======       ======


                                  Nine Months Ended       Increase/
          Description             2000         1999      (Decrease)       %
                                     (In Millions)
Electric Operating Revenues:
  Residential                     $ 268.4     $ 246.6       $ 21.8        9
  Commercial                        209.1       190.4         18.7       10
  Industrial                        120.0       112.3          7.7        7
  Governmental                       19.4        17.9          1.5        8
                                  -------     -------       ------
    Total retail                    616.9       567.2         49.7        9
  Sales for resale
     Associated companies            40.8        53.6        (12.8)     (24)
     Non-associated companies        20.8        25.2         (4.4)     (18)
  Other                              17.8        (1.8)        19.6    1,089
                                  -------     -------       ------
    Total                         $ 696.3     $ 644.2       $ 52.1        8
                                  =======     =======       ======

Billed Electric Energy
 Sales (GWH):
  Residential                       3,890       3,777          113        3
  Commercial                        3,275       3,165          110        3
  Industrial                        2,384       2,394          (10)       -
  Governmental                        281         274            7        3
                                  -------     -------       ------
    Total retail                    9,830       9,610          220        2
  Sales for resale
     Associated companies             561       1,527         (966)     (63)
     Non-associated companies         244         342          (98)     (29)
                                  -------     -------       ------
    Total                          10,635      11,479         (844)      (7)
                                  =======     =======       ======

                        ENTERGY NEW ORLEANS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income increased for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 primarily due to an increase in sales volume.

Revenues and Sales

Electric operating revenues

     The changes in electric operating revenues for the three and nine months ended September 30, 2000 are as follows:

                                   Three Months Ended    Nine Months Ended
            Description            Increase/(Decrease)       Increase
                                                (In Millions)

Base revenues                               $0.5               $0.5
Fuel cost recovery                          26.5               38.3
Sales volume/weather                         2.1                1.1
Other revenue (including unbilled)          10.1                8.9
Sales for resale                            (3.6)               3.2
                                           -----              -----
   Total                                   $35.6              $52.0
                                           =====              =====

Fuel cost recovery revenues

     Entergy New Orleans is allowed to recover certain fuel and purchased power costs through fuel mechanisms included in electric rates, recorded as fuel cost recovery revenues. The difference between revenues collected and current fuel and purchased power costs is recorded as deferred fuel costs on Entergy New Orleans' financial statements such that these costs generally have no net effect on earnings.

      Fuel cost recovery revenues increased for the three and nine months ended September 30, 2000 due to the increased market price of natural gas.

Other revenue (including unbilled)

      Other revenue increased for the three and nine months ended September 30, 2000 primarily due to the effect of favorable weather and higher fuel and purchased power costs on unbilled revenues.

Sales for resale

      Sales for resale decreased for the three months ended September 30, 2000 primarily due to a decrease in volume combined with a decrease in the average price of energy supplied for resale.

     Sales for resale increased for the nine months ended September 30, 2000 primarily due to an increase in the average price of electricity supplied for resale, partially offset by a decrease in sales volume.

                        ENTERGY NEW ORLEANS, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS

Gas operating revenues

     Gas operating revenues increased for the three and nine months ended September 30, 2000 primarily due to the increased market price of natural gas.

Expenses

Fuel and purchased power

      Fuel and purchased power expenses increased for the three and nine months ended September 30, 2000 primarily due to the increased market price of natural gas.

Taxes other than income taxes

      Taxes other than income taxes increased for the three and nine months ended September 30, 2000 primarily due to increased local franchise taxes as a result of higher revenue due to warmer weather.

Other regulatory credits

      Other regulatory credits decreased for the nine months ended September 30, 2000 primarily due to an over-recovery of Grand Gulf 1 related costs in 2000 compared to an under-recovery in 1999 and the amortization of Y2K cost deferrals in 2000.

Other

Income taxes

      For the three months ended September 30, 2000 and 1999, the effective income tax rates were 40.7% and 39.1%, respectively. For the nine months ended September 30, 2000 and 1999, the effective income tax rates were 42.2% and 39.9%, respectively.


                          ENTERGY NEW ORLEANS, INC.
                              INCOME STATEMENTS
     For the Three and Nine Months Ended September 30, 2000 and 1999
                                 (Unaudited)

                                                        Three Months Ended    Nine Months Ended
                                                         2000       1999       2000      1999
                                                          (In Thousands)        (In Thousands)
                OPERATING REVENUES
Domestic electric                                      $184,933   $149,320   $385,730   $333,765
Natural gas                                              15,928     13,821     71,523     56,718
                                                       --------   --------   --------   --------
TOTAL                                                   200,861    163,141    457,253    390,483
                                                       --------   --------   --------   --------

                OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                            60,389     36,179    142,421     87,255
   Purchased power                                       61,197     54,877    135,091    132,793
   Other operation and maintenance                       20,277     19,956     59,934     60,227
Taxes other than income taxes                            14,133     11,540     32,829     29,677
Depreciation and amortization                             5,796      4,867     17,306     15,795
Other regulatory credits - net                           (2,163)    (2,221)    (5,497)    (8,831)
Amortization of rate deferrals                            9,096      9,321     21,573     22,107
                                                       --------   --------   --------   --------
TOTAL                                                   168,725    134,519    403,657    339,023
                                                       --------   --------   --------   --------

OPERATING INCOME                                         32,136     28,622     53,596     51,460
                                                       --------   --------   --------   --------

                   OTHER INCOME
Allowance for equity funds used during construction         312        236        907        659
Miscellaneous - net                                       1,145        213      2,562      1,185
                                                       --------   --------   --------   --------
TOTAL                                                     1,457        449      3,469      1,844
                                                       --------   --------   --------   --------

            INTEREST AND OTHER CHARGES
Interest on long-term debt                                3,840      3,319     10,479      9,958
Other interest - net                                        349        334      1,175        988
Allowance for borrowed funds used during construction      (239)      (170)      (684)      (481)
                                                       --------   --------   --------   --------
TOTAL                                                     3,950      3,483     10,970     10,465
                                                       --------   --------   --------   --------

INCOME BEFORE INCOME TAXES                               29,643     25,588     46,095     42,839

Income taxes                                             12,050     10,006     19,468     17,098
                                                       --------   --------   --------   --------

NET INCOME                                               17,593     15,582     26,627     25,741

Preferred dividend requirements and other                   241        241        724        724
                                                       --------   --------   --------   --------

EARNINGS APPLICABLE TO
COMMON STOCK                                            $17,352    $15,341    $25,903    $25,017
                                                       ========   ========   ========   ========
See Notes to Financial Statements.

                           ENTERGY NEW ORLEANS, INC.
                           STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                  2000         1999
                                                                    (In Thousands)
                  OPERATING ACTIVITIES
Net income                                                        $26,627      $25,741
Noncash items included in net income:
  Amortization of rate deferrals                                   21,573       22,107
  Other regulatory credits - net                                   (5,497)      (8,831)
  Depreciation and amortization                                    17,306       15,795
  Deferred income taxes and investment tax credits                  4,390        2,094
  Allowance for equity funds used during construction                (907)        (659)
Changes in working capital:
  Receivables                                                     (56,406)     (22,069)
  Fuel inventory                                                    1,895        1,194
  Accounts payable                                                 13,473       15,739
  Taxes accrued                                                    19,588       19,112
  Interest accrued                                                 (2,377)      (2,894)
  Deferred fuel costs                                             (27,391)     (17,573)
  Other working capital accounts                                      104        1,586
Provision for estimated losses and reserves                          (900)      (1,678)
Changes in other regulatory assets                                 (7,777)      (9,679)
Other                                                               6,544        7,265
                                                                 --------     --------
Net cash flow provided by operating activities                     10,245       47,250
                                                                 --------     --------

                  INVESTING ACTIVITIES
Construction expenditures                                         (29,602)     (34,823)
Allowance for equity funds used during construction                   907          659
                                                                 --------     --------
Net cash flow used in investing activities                        (28,695)     (34,164)
                                                                 --------     --------

                  FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                   29,607            -
Dividends paid:
  Common stock                                                     (9,500)     (24,400)
  Preferred stock                                                    (482)        (724)
                                                                 --------     --------
Net cash flow provided by (used in) financing activities           19,625      (25,124)
                                                                 --------     --------

Net increase (decrease) in cash and cash equivalents                1,175      (12,038)

Cash and cash equivalents at beginning of period                    4,454       17,153
                                                                 --------     --------

Cash and cash equivalents at end of period                         $5,629       $5,115
                                                                 ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid/(received) during the period for:
  Interest - net of amount capitalized                            $13,747      $13,569
  Income taxes                                                    ($2,368)     ($6,301)

See Notes to Financial Statements.

                           ENTERGY NEW ORLEANS, INC.
                                BALANCE SHEETS
                                    ASSETS
                   September 30, 2000 and December 31, 1999
                                 (Unaudited)

                                                            2000         1999
                                                             (In Thousands)
                  CURRENT ASSETS
Cash and cash equivalents                                  $5,629      $4,454
Accounts receivable:
  Customer                                                 69,263      28,658
  Allowance for doubtful accounts                            (846)       (846)
  Associated companies                                      3,763         404
  Other                                                     6,685       6,225
  Accrued unbilled revenues                                31,802      19,820
                                                         --------    --------
    Total receivables                                     110,667      54,261
                                                         --------    --------
Deferred fuel costs                                        41,874      14,483
Fuel inventory - at average cost                            1,398       3,293
Materials and supplies - at average cost                    9,514      10,127
Rate deferrals                                             14,191      24,788
Prepayments and other                                       4,420       2,528
                                                         --------    --------
TOTAL                                                     187,693     113,934
                                                         --------    --------

          OTHER PROPERTY AND INVESTMENTS
Investment in subsidiary companies - at equity              3,259       3,259
                                                         --------    --------

                  UTILITY PLANT
Electric                                                  558,094     541,525
Natural gas                                               136,009     133,568
Construction work in progress                              39,017      29,780
                                                         --------    --------
TOTAL UTILITY PLANT                                       733,120     704,873
Less - accumulated depreciation and amortization          397,638     382,797
                                                         --------    --------
UTILITY PLANT - NET                                       335,482     322,076
                                                         --------    --------

         DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  Rate deferrals                                                -      10,974
  Unamortized loss on reacquired debt                       1,027       1,187
  Other regulatory assets                                  40,816      33,039
Other                                                         744       1,277
                                                         --------    --------
TOTAL                                                      42,587      46,477
                                                         --------    --------

TOTAL ASSETS                                             $569,021    $485,746
                                                         ========    ========
See Notes to Financial Statements.


                          ENTERGY NEW ORLEANS, INC.
                               BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                    September 30, 2000 and December 31, 1999
                                (Unaudited)

                                                                       2000         1999
                                                                          (In Thousands)
                      CURRENT LIABILITIES
Accounts payable:
  Associated companies                                                 $29,157      $24,350
  Other                                                                 36,926       28,261
Customer deposits                                                       18,005       17,830
Taxes accrued                                                           20,017          429
Accumulated deferred income taxes                                       17,939       10,863
Interest accrued                                                         2,578        4,956
Other                                                                    6,973        5,524
                                                                      --------     --------
TOTAL                                                                  131,595       92,213
                                                                      --------     --------

            DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                       38,888       43,878
Accumulated deferred investment tax credits                              5,995        6,378
SFAS 109 regulatory liability - net                                     10,900        7,528
Other regulatory liabilities                                               695        1,753
Accumulated provisions                                                   7,937        8,836
Other                                                                    9,255        7,733
                                                                      --------     --------
TOTAL                                                                   73,670       76,106
                                                                      --------     --------

Long-term debt                                                         199,008      169,083

                     SHAREHOLDERS' EQUITY
Preferred stock without sinking fund                                    19,780       19,780
Common stock, $4  par value, authorized 10,000,000
  shares; issued and outstanding 8,435,900 shares in 2000 and 1999      33,744       33,744
Paid-in capital                                                         36,294       36,294
Retained earnings                                                       74,930       58,526
                                                                      --------     --------
TOTAL                                                                  164,748      148,344
                                                                      --------     --------

Commitments and Contingencies (Notes 1 and 2)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $569,021     $485,746
                                                                      ========     ========
See Notes to Financial Statements.


                       ENTERGY NEW ORLEANS, INC.
                      SELECTED OPERATING RESULTS
   For the Three and Nine Months Ended September 30, 2000 and 1999
                             (Unaudited)


                                  Three Months Ended    Increase/
         Description              2000      1999       (Decrease)     %
                                   (In Millions)
Electric Operating Revenues:
  Residential                    $ 80.4    $ 65.0        $ 15.4       24
  Commercial                       55.4      45.2          10.2       23
  Industrial                        7.6       7.8          (0.2)      (3)
  Governmental                     23.4      19.7           3.7       19
                                -------   -------        ------
    Total retail                  166.8     137.7          29.1       21
  Sales for resale
     Associated companies           3.9       5.3          (1.4)     (26)
     Non-associated companies       1.7       3.9          (2.2)     (56)
  Other                            12.5       2.4          10.1      421
                                -------   -------        ------
    Total                       $ 184.9   $ 149.3        $ 35.6       24
                                =======   =======        ======

Billed Electric Energy
 Sales (GWH):
  Residential                       851       809            42        5
  Commercial                        676       649            27        4
  Industrial                        103       144           (41)     (28)
  Governmental                      308       312            (4)      (1)
                                -------   -------        ------
    Total retail                  1,938     1,914            24        1
  Sales for resale
     Associated companies            50        83           (33)     (40)
     Non-associated companies        25        41           (16)     (39)
                                -------   -------        ------
    Total                         2,013     2,038           (25)      (1)
                                =======   =======        ======


                                 Nine Months Ended      Increase/
         Description             2000       1999       (Decrease)     %
                                   (In Millions)
Electric Operating Revenues:
  Residential                   $ 144.6   $ 124.0        $ 20.6       17
  Commercial                      123.5     109.3          14.2       13
  Industrial                       17.7      18.6          (0.9)      (5)
  Governmental                     52.3      46.3           6.0       13
                                -------   -------        ------
    Total retail                  338.1     298.2          39.9       13
  Sales for resale
     Associated companies          17.5      12.0           5.5       46
     Non-associated companies       6.1       8.4          (2.3)     (27)
  Other                            24.0      15.2           8.8       58
                                -------   -------        ------
    Total                       $ 385.7   $ 333.8        $ 51.9       16
                                =======   =======        ======
Billed Electric Energy
 Sales (GWH):
  Residential                     1,727     1,675            52        3
  Commercial                      1,723     1,695            28        2
  Industrial                        289       386           (97)     (25)
  Governmental                      805       811            (6)      (1)
                                -------   -------        ------
    Total retail                  4,544     4,567           (23)      (1)
  Sales for resale
     Associated companies           351       371           (20)      (5)
     Non-associated companies       104       137           (33)     (24)
                                -------   -------        ------
    Total                         4,999     5,075           (76)      (1)
                                =======   =======        ======

                      SYSTEM ENERGY RESOURCES, INC.

             MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS

                          RESULTS OF OPERATIONS


Net Income

      Net income increased for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 primarily due to increased operating revenues and decreased interest charges, partially offset by increases in the effective tax rate and depreciation expense.

Revenues

      Operating revenues recover operating expenses, depreciation, and capital costs attributable to Grand Gulf 1. Capital costs are computed by allowing a return on System Energy's common equity funds allocable to its net investment in Grand Gulf 1 and adding to such amount System Energy's effective interest cost for its debt. Operating revenues increased for the nine months ended September 30, 2000 compared to the same period in 1999 due to additional reserves recorded in the first quarter of 1999 for the potential refund of tariffs collected in System Energy's pending rate case before FERC. System Energy's proposed rate increase, which is subject to refund, is discussed in Note 2 to the financial statements.

Expenses

Depreciation and amortization

      Depreciation expense increased for the three and nine months ended September 30, 2000 due to higher depreciation associated with the sale and leaseback of a portion of Grand Gulf 1.

Other

Interest charges

      Interest on long-term debt decreased for the three and nine months ended September 30, 2000 as a result of the refinancing and redemption of pollution control revenue bonds and the redemption of first mortgage bonds in 1999 and 2000.

      Other interest - net decreased for the nine months ended September 30, 2000 due to an adjustment in the first quarter of 1999 to record interest on the potential refund of System Energy's proposed rate increase.

Income taxes

      The effective income tax rates for the three months ended September 30, 2000 and 1999 were 47.3% and 45.5%, respectively. The effective income tax rates for the nine months ended September 30, 2000 and 1999 were 47.7% and 42.0%, respectively. The increase was primarily due to higher income and investment tax credits used in 1999 related to Grand Gulf Unit 2.

                        SYSTEM ENERGY RESOURCES, INC.
                              INCOME STATEMENTS
       For the Three and Nine Months Ended September 30, 2000 and 1999
                                 (Unaudited)

                                                        Three Months Ended    Nine Months Ended
                                                          2000       1999      2000         1999
                                                           (In Thousands)       (In Thousands)
                 OPERATING REVENUES
Domestic electric                                       $169,114   $163,801   $485,592    $463,923
                                                        --------   --------   --------    --------
                 OPERATING EXPENSES
Operating and Maintenance:
   Fuel, fuel related expenses, and
     gas purchased for resale                              9,941     11,659     31,482      32,453
   Nuclear refueling outage expenses                       3,600      3,505     10,504      10,516
   Other operation and maintenance                        24,892     23,822     63,222      64,814
Decommissioning                                            4,736      4,736     14,208      14,208
Taxes other than income taxes                              7,094      6,721     19,262      20,240
Depreciation and amortization                             35,115     28,212     91,046      84,631
Other regulatory charges - net                            16,156     13,945     46,952      43,330
                                                        --------   --------   --------    --------
TOTAL                                                    101,534     92,600    276,676     270,192
                                                        --------   --------   --------    --------

OPERATING INCOME                                          67,580     71,201    208,916     193,731
                                                        --------   --------   --------    --------

                    OTHER INCOME
Allowance for equity funds used during construction          211        489      1,317       1,802
Miscellaneous - net                                        5,590      4,244     14,781      12,448
                                                        --------   --------   --------    --------
TOTAL                                                      5,801      4,733     16,098      14,250
                                                        --------   --------   --------    --------

             INTEREST AND OTHER CHARGES
Interest on long-term debt                                20,420     26,028     67,183      77,127
Other interest - net                                       8,098      6,139     22,238      38,781
Allowance for borrowed funds used during construction       (113)      (352)      (766)     (1,369)
                                                        --------   --------   --------    --------
TOTAL                                                     28,405     31,815     88,655     114,539
                                                        --------   --------   --------    --------

INCOME BEFORE INCOME TAXES                                44,976     44,119    136,359      93,442

Income taxes                                              21,267     20,076     65,078      39,217
                                                        --------   --------   --------    --------

NET INCOME                                               $23,709    $24,043    $71,281     $54,225
                                                        ========   ========   ========    ========

See Notes to Financial Statements.


                        SYSTEM ENERGY RESOURCES, INC.
                          STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 2000 and 1999
                                (Unaudited)

                                                               2000         1999
                                                               (In Thousands)
                OPERATING ACTIVITIES
Net income                                                     $71,281      $54,225
Noncash items included in net income:
  Reserve for regulatory adjustments                            45,881       94,745
  Other regulatory charges - net                                46,952       43,330
  Depreciation, amortization, and decommissioning              105,254       98,839
  Deferred income taxes and investment tax credits             (56,861)     (78,247)
  Allowance for equity funds used during construction           (1,317)      (1,802)
Changes in working capital:
  Receivables                                                  154,032     (100,766)
  Accounts payable                                             (12,045)      14,489
  Taxes accrued                                                 11,721      (14,181)
  Interest accrued                                              (9,899)     (13,355)
  Other working capital accounts                                16,486        7,377
Provision for estimated losses and reserves                       (203)        (268)
Changes in other regulatory assets                              37,386       22,419
Other                                                          (36,423)        (592)
                                                              --------     --------
Net cash flow provided by operating activities                 372,245      126,213
                                                              --------     --------

                INVESTING ACTIVITIES
Construction expenditures                                      (28,148)     (16,441)
Allowance for equity funds used during construction              1,317        1,802
Nuclear fuel purchases                                               -      (22,148)
Proceeds from sale/leaseback of nuclear fuel                         -       22,148
Decommissioning trust contributions and realized
    change in trust assets                                     (17,368)     (16,286)
                                                              --------     --------
Net cash flow used in investing activities                     (44,199)     (30,925)
                                                              --------     --------

                FINANCING ACTIVITIES
Proceeds from issuance of:
  Long-term debt                                                     -      101,856
Retirement of:
  Long-term debt                                               (47,947)    (282,885)
Dividends paid:
  Common stock                                                 (71,700)     (46,200)
                                                              --------     --------
Net cash flow used in financing activities                    (119,647)    (227,229)
                                                              --------     --------

Net increase (decrease) in cash and cash equivalents           208,399     (131,941)

Cash and cash equivalents at beginning of period                35,152      236,841
                                                              --------     --------

Cash and cash equivalents at end of period                    $243,551     $104,900
                                                              ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest - net of amount capitalized                         $72,049     $123,049
  Income taxes                                                $104,042     $118,471
 Noncash investing and financing activities:
  Change in unrealized appreciation/(depreciation) of
   decommissioning trust assets                                 $4,988      ($1,012)

See Notes to Financial Statements.

                        SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                                    ASSETS
                  September 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                            2000           1999
                                                               (In Thousands)
                  CURRENT ASSETS
Cash and cash equivalents:
  Cash                                                        $191          $136
  Temporary cash investments - at cost,
    which approximates market                              243,360        35,016
                                                        ----------    ----------
        Total cash and cash equivalents                    243,551        35,152
                                                        ----------    ----------
Accounts receivable:
  Associated companies                                     145,556       301,287
  Other                                                      2,369           670
                                                        ----------    ----------
    Total receivables                                      147,925       301,957
                                                        ----------    ----------
Materials and supplies - at average cost                    51,408        61,264
Deferred nuclear refueling outage costs                     10,497        18,665
Prepayments and other                                        3,753         2,251
                                                        ----------    ----------
TOTAL                                                      457,134       419,289
                                                        ----------    ----------

          OTHER PROPERTY AND INVESTMENTS
Decommissioning trust funds                                157,740       135,384
                                                        ----------    ----------

                   UTILITY PLANT
Electric                                                 3,094,367     3,060,324
Property under capital lease                               444,850       434,993
Construction work in progress                               20,469        58,510
Nuclear fuel under capital lease                            56,466        78,020
                                                        ----------    ----------
TOTAL UTILITY PLANT                                      3,616,152     3,631,847
Less - accumulated depreciation and amortization         1,378,970     1,312,559
                                                        ----------    ----------
UTILITY PLANT - NET                                      2,237,182     2,319,288
                                                        ----------    ----------

         DEFERRED DEBITS AND OTHER ASSETS
Regulatory assets:
  SFAS 109 regulatory asset - net                          209,630       242,834
  Unamortized loss on reacquired debt                       52,945        56,474
  Other regulatory assets                                  181,728       185,910
Other                                                        8,647         9,869
                                                        ----------    ----------
TOTAL                                                      452,950       495,087
                                                        ----------    ----------

TOTAL ASSETS                                            $3,305,006    $3,369,048
                                                        ==========    ==========
See Notes to Financial Statements.


                        SYSTEM ENERGY RESOURCES, INC.
                               BALANCE SHEETS
                    LIABILITIES AND SHAREHOLDER'S EQUITY
                  September 30, 2000 and December 31, 1999
                                (Unaudited)

                                                                    2000           1999
                                                                       (In Thousands)
                    CURRENT LIABILITIES
Currently maturing long-term debt                                 $181,800       $77,947
Accounts payable:
  Associated companies                                               1,577        15,237
  Other                                                             20,085        18,470
Taxes accrued                                                       67,104        55,383
Accumulated deferred income taxes                                    3,959         7,162
Interest accrued                                                    30,100        40,000
Obligations under capital leases                                    38,421        38,421
Other                                                                1,615         1,651
                                                                ----------    ----------
TOTAL                                                              344,661       254,271
                                                                ----------    ----------

          DEFERRED CREDITS AND OTHER LIABILITIES
Accumulated deferred income taxes                                  412,591       481,945
Accumulated deferred investment tax credits                         90,385        93,219
Obligations under capital leases                                    18,045        39,599
FERC settlement - refund obligation                                 32,471        37,337
Other regulatory liabilities                                       106,055        73,313
Decommissioning                                                    146,871       129,503
Regulatory reserves                                                313,651       267,771
Accumulated provisions                                               1,813         2,016
Other                                                               16,565        16,014
                                                                ----------    ----------
TOTAL                                                            1,138,447     1,140,717
                                                                ----------    ----------

Long-term debt                                                     930,835     1,082,579

                   SHAREHOLDER'S EQUITY
Common stock, no par value, authorized 1,000,000
   shares; issued and outstanding 789,350 shares in 2000
   and 1999                                                        789,350       789,350
Retained earnings                                                  101,713       102,131
                                                                ----------    ----------
TOTAL                                                              891,063       891,481
                                                                ----------    ----------

Commitments and Contingencies (Notes 1 and 2)

           TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY           $3,305,006    $3,369,048
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

      System Energy was previously recovering in rates amounts sufficient to fund $198 million (in 1989 dollars) of its Grand Gulf 1 decommissioning costs. System Energy included updated decommissioning costs (based on a 1994 study) in its 1995 rate increase filing with FERC. Rates requested in this proceeding were placed into effect in December 1995, subject to refund. In July 2000, FERC issued an order approving a lower decommissioning cost than requested by System Energy. Pending consideration of System Energy's motion for rehearing, System Energy continues to collect decommissioning revenue at the requested level. See
Note 2 to the financial statements for more information on System Energy's proposed rate increase proceeding at FERC.

      A decommissioning cost update was prepared for Waterford 3 in 1999 and produced a revised decommissioning cost update of $481.5 million. This cost update was filed with the LPSC in the third quarter of 2000.

      Entergy Arkansas filed a request with the NRC for a 20-year life extension for ANO 1 in February 2000. In October 2000, the APSC ordered Entergy Arkansas to reflect 20-year license extensions in its determination of the ANO 1 and ANO 2 decommissioning revenue requirements for rates to be effective January 1, 2001. Entergy Arkansas will not recover decommissioning costs in 2001 for ANO 1 and 2 based on the assumption that the licenses will be extended and that the existing decommissioning trust funds, together with the expected future earnings on such funds, will meet the estimated decommissioning costs.

ANO Matters  (Entergy Corporation and Entergy Arkansas)

      See Note 9 to the financial statements in the Form 10-K for information on cracks in a number of steam generator tubes at ANO 2 that were discovered and repaired during an outage in March 1992, and the replacement of the steam generators. ANO 2 went offline as scheduled on September 15, 2000 to replace its two steam generators. This scheduled outage is expected to last until mid-November 2000.

Environmental Issues

      See "PART I, Item 1, Environmental Regulation, Other Environmental Matters" in the Form 10-K for additional discussion of environmental clean-up activity and related litigation for Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans.

(Entergy Arkansas)

      Entergy Arkansas has received notices from the EPA and the Arkansas Department of Environmental Quality (ADEQ) alleging that Entergy Arkansas, along with others, may be a potentially responsible party (PRP) for clean-up costs associated with various sites in Arkansas. As of September 30, 2000, a remaining recorded liability of approximately $7.1 million existed related to the cleanup of the remaining sites at which Entergy Arkansas has been designated a PRP.

(Entergy Gulf States)

      Entergy Gulf States has been designated as a PRP for the cleanup of certain hazardous waste disposal sites. Entergy Gulf States is in periodic negotiations with the EPA and state authorities regarding the cleanup of certain of these sites. As of September 30, 2000, a remaining recorded liability of approximately $17.0 million existed related to the cleanup of the remaining sites at which Entergy Gulf States has been designated a PRP.

(Entergy Louisiana and Entergy New Orleans)

      During  1993,  the  Louisiana Department of  Environmental  Quality
(LDEQ) issued new rules for solid waste regulation, including regulation of wastewater impoundments. Entergy Louisiana and Entergy New Orleans have determined that certain of their power plant wastewater impoundments were affected by these regulations and chose to upgrade or close them. Completion of this work is awaiting LDEQ approval. LDEQ has issued notices of deficiencies for certain of these sites, and additional notices of deficiencies are expected. Recorded liabilities in the amounts of $5.8 million and $0.5 million existed at September 30, 2000 for wastewater upgrades and closures for Entergy Louisiana and Entergy New Orleans, respectively. Management of Entergy Louisiana and Entergy New Orleans believe these reserves are adequate based on current estimates.

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

Employment Litigation (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi)

      Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, and Entergy Mississippi are defendants in numerous lawsuits filed by former employees asserting that they were wrongfully terminated and/or discriminated against on the basis of age, race, and/or sex. The defendant companies are vigorously defending these suits and deny any liability to the plaintiffs. However, no assurance can be given as to the outcome of these cases.

Reimbursement Agreement  (System Energy)

      Under a bank letter of credit and reimbursement agreement, System Energy has agreed to a number of covenants relating to the maintenance of certain capitalization and fixed charge coverage ratios. System Energy agreed, during the term of the agreement, to maintain its equity at not less than 33% of its adjusted capitalization (defined in the agreement to include certain amounts not included in capitalization for financial statement purposes). In addition, System Energy must maintain, with respect to each fiscal quarter during the term of the agreement, a ratio of adjusted net income to interest expense (calculated, in each case, as specified in the agreement) of at least 1.60 times earnings. System Energy was in compliance with the above covenants at September 30, 2000. See Note 9 to the financial statements in the Form 10-K for further information.

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

Arkansas

(Entergy Corporation and Entergy Arkansas)

     As discussed in Note 2 to the financial statements in the Form 10-K, in April 1999 the Arkansas legislature enacted a law providing for competition in the electric utility industry through retail open access on January 1, 2002. When retail open access is achieved, the generation operations will become a competitive business, but transmission and distribution operations will continue to be regulated. Under the law, the APSC may delay implementation of retail open access, but not beyond June 30, 2003. In October 2000, Entergy joined with the APSC Staff and several other interested parties and recommended to the APSC that retail open access be delayed so that it begins no sooner than October 2003, and no later than October 2005. The recommendation was made in response to a request from the APSC, which is concerned that the current timeline is no longer feasible. The new proposal requires legislative approval because it extends the timeline beyond the terms of the current law. The Arkansas Legislature convenes its next session in January 2001.

     The implementation of the Arkansas retail open access law through rulemakings and company filings is ongoing. Rulemakings associated with energy service provider licensing rules and affiliate rules have been completed. In June 2000, the APSC declared that billing would become a
competitive  service  at the beginning of retail  open  access.   Entergy
Arkansas filed a functional, but not corporate, unbundling plan with  the
APSC  on  August  8,  2000.   The functional  unbundling  plan  initially
establishes separate business units for distribution, generation, and a new retail energy service provider. The plan contemplates the transfer of transmission assets to the Transco discussed herein and in the Form 10-K in "MANAGEMENT'S FINANCIAL DISCUSSION AND ANALYSIS - SIGNIFICANT FACTORS AND KNOWN TRENDS." The functional unbundling plan is tentative because the regulatory requirements to implement the retail open access law have not been finalized, and changes to the details of the plan are possible.

     In June 2000, Entergy Arkansas filed an application to continue the stranded cost mitigation efforts agreed upon in the 1997 settlement agreement approved by the APSC. These mitigation efforts include the funding of a transition cost account with excess earnings to offset future stranded costs and the accelerated amortization of Entergy Arkansas' share of the Grand Gulf purchased power obligation under the Unit Power Sales Agreement. The filing included an updated stranded cost estimate intended to support Entergy Arkansas' recommendation that the mitigation efforts continue. The filing presents an estimated range of stranded costs based upon the comparison of possible generation asset market values to the generation assets' book values and contractual obligations. The range of possible generation asset market values used in the estimate was determined using generation asset sales in other jurisdictions. In rebuttal testimony filed by Entergy Arkansas in November 2000, Entergy Arkansas' stranded costs estimate was updated to a range of $227.8 million to $1.58 billion.

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

     In January 2000, as required by the Texas restructuring legislation, Entergy Gulf States filed a business separation plan with the PUCT, which was amended in June 2000. The plan provided that, by January 2002, Entergy Gulf States would ultimately be divided into a Texas distribution company, a Texas transmission company, a Texas generation company, a Texas retail electricity provider, and a Louisiana company that will encompass distribution, generation, transmission, and retail operations. In July 2000, the PUCT issued an interim order to approve the amended business separation plan. The plan provides that the Louisiana company would retain the liability for all debt obligations of Entergy Gulf States and that the property of the Texas companies would be released from the lien of Entergy Gulf States' mortgage. Each of the Texas companies would assume a pro-rata portion of Entergy Gulf States' debt obligations, which assumptions would not act to release the Louisiana company's obligations. Each of the Texas companies would also grant a lien on properties in favor of the Louisiana company to secure its obligations to the Louisiana company in respect of the assumed obligations. In addition, under the plan Entergy Gulf States will refinance or retire the Texas companies' portion of existing debt through 2004. Regulatory approvals from FERC, the SEC, and the LPSC will be required before the business separation plan can be implemented. Remaining business separation issues in Texas will be addressed in the cost unbundling proceeding before the PUCT. The LPSC has opened a docket to identify the changes in corporate structure of Entergy Gulf States, and their potential impact on Louisiana retail ratepayers, resulting from restructuring in Texas and Arkansas. Entergy Gulf States filed testimony in that proceeding in August 2000. The LPSC staff filed testimony in that proceeding in October 2000 criticizing Entergy Gulf States' proposal, particularly the part related to the Texas portion of generation assets being transferred to an unregulated entity. Hearings are scheduled for February 2001.

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

A procedural schedule for the case has been established, calling for a hearing in January 2001. Management cannot predict the outcome of this proceeding. In connection with unbundled cost filings made by all Texas investor-owned utilities, the PUCT has opened a "generic docket" to determine issues that may be resolved on an industry-wide basis before the individual utility hearings begin. These issues include updating gas prices to be used in the model established by the PUCT for estimating stranded costs, the use of generic O&M escalation factors, and incentive mechanisms to enhance the authorized rate of return. The PUCT has ruled on the gas prices for estimated stranded costs and the proper use of operation and maintenance expense escalation. Additionally, the PUCT has converted the incentive mechanism portion of the docket into a proceeding on the generic use of capital structures and return on equity, while ruling against the use of generic incentive returns. In October 2000, Entergy Gulf States filed an updated revenue requirement reflecting the generic decisions of the PUCT to date, which reflects a slightly lower requirement than the March 2000 filing.

New Orleans

(Entergy Corporation and Entergy New Orleans)

      In October 1998, the Council established a procedural schedule to determine if natural gas retail competition is in the public interest. In April 1999, Entergy New Orleans filed a plan that would allow for gas retail open access in New Orleans. The plan outlines the conditions under which Entergy New Orleans could support gas retail open access should the Council find it in the public interest. Hearings were held on retail competition for gas service in November 1999. The advisors to the Council have issued a final report that proposes various pilot programs and finds that retail gas open access is not in the public interest at this time. The Council accepted an offer of settlement from Entergy New Orleans in this matter that would allow for a voluntary pilot program for a limited number of large industrial non-jurisdictional gas customers.

Federal  Regulatory  Activity   (Entergy Corporation,  Entergy  Arkansas,
Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

     In April 2000, the LPSC and the Council filed a complaint with FERC seeking revisions to the System Agreement that they allege are necessary to accommodate the introduction of retail competition in Texas and Arkansas, where Entergy Gulf States and Entergy Arkansas provide utility service, and to protect Entergy's Louisiana customers from any adverse impact that may occur due to the introduction of such retail competition in some jurisdictions but not others. The LPSC and the Council requested that FERC immediately institute a proceeding to permit changes to be adopted prior to January 1, 2002, and requested, among other things, that FERC cap certain of the System Agreement obligations of Entergy Gulf States, Entergy Louisiana, and Entergy New Orleans and fix these companies' access to pool energy at the average level existing for the three years prior to the date that retail access is initiated in Texas and Arkansas. Alternatively, the LPSC and the Council requested that FERC require Entergy to provide wholesale power contracts to these companies to satisfy their energy requirements at costs no higher than would have been incurred if retail competition were not implemented. The LPSC and the Council requested that the relief be made available for at least eight years after implementation of retail competition or the withdrawal of Entergy Arkansas and Entergy Gulf States from the System Agreement, or until retail access is implemented in Louisiana and New Orleans. In addition, among other things, the LPSC and the Council asserted in their complaint that:

     o unless the requested relief is granted, the restructuring legislation adopted in Texas and Arkansas, to the extent such legislation requires, or has the effect of, altering the rights of parties under the System Agreement, will result in violations of the interstate commerce clause, the due process clause, and the impairment of contracts clause in the U.S. Constitution; and
     o the failure of the domestic utility companies to honor a right of first refusal with respect to any sale of generating capacity and associated energy under the System Agreement, and any attempt to eliminate such a right of first refusal from the System Agreement, would violate the Federal Power Act and constitute a breach of the System Agreement.

     In June 2000, Entergy's domestic utility companies filed proposed amendments to the System Agreement with FERC to facilitate the implementation of retail competition in Arkansas and Texas and to provide for continued equalization of costs among the domestic utilities in Louisiana and Mississippi. The amendments provide the following:

     o cessation of participation in all aspects of the System Agreement, other than those related to transmission equalization, for any jurisdictional division of a domestic utility operating in a jurisdiction that initiates retail open access;
     o certain sections of the System Agreement will no longer apply to the sales of generating capacity, whether through the sale of the asset or the output thereof, by a domestic utility operating in a jurisdiction that has established a date by which it will implement retail access; and
     o modification of the service schedule developed to track changes in energy costs resulting from the Entergy-Gulf States Utilities merger to include one final true-up of fuel costs upon cessation of one company's participation in the System Agreement, after which the service schedule will no longer be applicable for any purpose.

     Entergy believes that the proceedings relating to the proposed amendments serve as a response to the complaint by the LPSC and the Council and anticipates that the proceedings will be consolidated. In response to Entergy's proposal, the LPSC and the Council have requested that FERC dismiss the proposed amendments and proceed with the complaint proceedings. Several other parties have also intervened in the proceeding. In the event that the proceedings relating to the proposed amendments proceed, the LPSC and the Council have asserted that the charges to the domestic utility companies under the Unit Power Sales Agreement need to be reconsidered. Entergy has requested an expedited hearing on the proposed amendments and a final decision from FERC by October 1, 2001. A procedural schedule has been established, with the hearing beginning in February 2001 and an initial decision scheduled by the end of May 2001. Neither the timing, nor the ultimate outcome of these proceedings at FERC, can be predicted at this time.

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

     As discussed in Note 2 to the financial statements in the Form 10-K, Entergy Arkansas is operating under the terms of a settlement agreement approved by the APSC in December 1997 that allows the collection of excess earnings in a transition cost account. During 2000, Entergy Arkansas' operating expenses reflected reserves of $21.9 million ($13.5 million net of tax) to record the 2000 accrual of excess earnings and an adjustment of the 1999 accrual. Interest of $3.9 million ($2.4 million net of tax) was also recorded in the transition cost account for the first nine months of 2000.

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

     In September 2000, Entergy Gulf States requested an interim surcharge to collect the under-recovered fuel and purchased power expenses, including accrued interest, incurred from August 1999 through July 2000. Entergy Gulf States' requests the collection of $79.0 million over an eleven-month period beginning February 2001, and the request is currently pending before the PUCT. The fuel and purchased power expenses contained in this surcharge will be subject to future fuel reconciliation proceedings.

Filings with the LPSC

Annual Earnings Reviews  (Entergy Corporation and Entergy Gulf States)

      In June 2000, the LPSC approved a settlement between Entergy Gulf States and the LPSC staff to refund $83 million, including interest, resolving refund issues in Entergy Gulf States' second, third, fourth, and fifth post-Merger earnings reviews by the LPSC. The refund, for which adequate reserves were recorded, occurred over a three-month period beginning July 2000.

      In May 2000, Entergy Gulf States filed its seventh required post-Merger earnings analysis with the LPSC. This filing will be subject to review by the LPSC, which may result in a change in rates. Entergy Gulf States also is proposing that the allowed return on common equity be increased from 10.95% to 11.60%. A procedural schedule has been established by the LPSC and hearings will begin in March 2001.

Formula Rate Plan Filings (Entergy Corporation and Entergy Louisiana)

      In April 1999, Entergy Louisiana submitted its fourth annual performance-based rate plan filing for the 1998 test year. A rate reduction of $15 million was implemented effective August 1, 1999. In May 2000, the LPSC ordered an additional $6.4 million refund. The refund, for which an adequate reserve has been established, occurred in July 2000. In addition, the LPSC extended Entergy Louisiana's formula rate plan for an additional year with the last filing to be made on April 15, 2001.

       In   May  2000,  Entergy  Louisiana  submitted  its  fifth  annual performance-based rate plan filing for the 1999 test year. As a result of this filing, Entergy Louisiana implemented a $24.8 million base rate reduction in August 2000. Entergy Louisiana is proposing to increase prospectively the allowed return on common equity from 10.5% to 11.6%, which, if approved, would reduce the amount of the rate reduction implemented. This filing will be subject to review by the LPSC. A procedural schedule has not yet been established by the LPSC.

Filings with the Council

      The Council held hearings in May 1999 regarding the prudence of Entergy New Orleans' natural gas purchasing practices. Entergy New Orleans made an offer to settle this matter in conjunction with the offer to settle the gas retail open access issue that was accepted by the
Council. Management has provided reserves for its estimate of the outcome of this proceeding.

Fuel Adjustment Clause Litigation

(Entergy Corporation and Entergy Louisiana)

     In May 1998, a group of ratepayers filed a complaint against Entergy Corporation, Entergy Power, and Entergy Louisiana in state court in Orleans Parish purportedly on behalf of all Entergy Louisiana ratepayers. The plaintiffs seek treble damages for alleged injuries arising from alleged violations by the defendants of Louisiana's antitrust laws in connection with the costs included in fuel filings with the LPSC and passed through to ratepayers. Among other things, the plaintiffs allege that Entergy Louisiana improperly introduced certain costs into the calculation of the fuel charges, including high-cost electricity imprudently purchased from its affiliates and high-cost gas imprudently purchased from independent third party suppliers. In addition, plaintiffs seek to recover interest and attorneys' fees. Exceptions were filed by Entergy, asserting that this dispute should be litigated before the LPSC and FERC. At the appropriate time, if necessary, Entergy will raise its defenses to the antitrust claims. At present, the suit in state court is stayed by stipulation of the parties.

     Plaintiffs also requested that the LPSC initiate a review of Entergy Louisiana's monthly fuel adjustment charge filings and force restitution to ratepayers of all costs that the plaintiffs allege were improperly included in those fuel adjustment filings. A few parties have also intervened in the LPSC proceeding. Discovery at the LPSC has been conducted. Direct testimony was filed with the LPSC by plaintiffs and the intervenors in July 1999. In their testimony for the period 1989 through 1998, plaintiffs purport to quantify many of their claims in an amount totaling $544 million, plus interest. The plaintiffs will likely assert additional damages for the period 1974 through 1988, if the
proceeding  continues.   The  Entergy  companies  filed  responsive   and
rebuttal testimony in September 1999. Rebuttal testimony by the plaintiffs and intervenors was filed in November 1999.

      Entergy Louisiana has reached an agreement in principle with the LPSC staff for the settlement of the matter before the LPSC and has executed a definitive agreement with the plaintiffs for the settlement of the matter before the LPSC and the state court. The terms of the settlement agreement have not as yet been agreed to by intervenors to the LPSC proceeding, and must be approved by the LPSC and the state court. Under the terms of the settlement agreement, Entergy Louisiana would agree to refund to customers approximately $72 million to resolve all claims arising out of or relating to Entergy Louisiana's fuel adjustment clause filings from January 1, 1975 through December 31, 1999, except with respect to purchased power and associated costs included in the fuel adjustment clause filings for the period May 1 through September 30, 1999. Reserves were previously provided by Entergy Louisiana for the refund. If the proposed settlement is approved, Entergy Louisiana would also consent to future fuel cost recovery under a long-term gas contract based on a formula that would likely result in an under-recovery of actual costs under that contract for the remainder of its term, which runs through 2013. The future under-recovery cannot be precisely estimated at this time because it will depend upon factors that are not certain, such as the price of gas and the amount of gas purchased under the long-term contract. In recent years, Entergy Louisiana has made purchases under that contract totaling from $91 million to $121 million annually. Had the proposed settlement terms been applicable to such purchases, the under-recoveries would have ranged from $4 million to $9 million per year. A fairness hearing on the settlement agreement currently is scheduled before the ALJ on November 8 and 9, 2000. Following the hearing, the ALJ will make a recommendation to the LPSC and the LPSC will consider the matter at its meeting scheduled for December 2000. The settlement agreement with the plaintiffs contemplates that, within ten days of the LPSC's approval of the settlement, plaintiffs will seek class certification and approval of the settlement by the state court.

     Two of the intervenors, Marathon Oil Company and Louisiana Energy Users Group, requested that the LPSC review the prudence of a contract entered into by Entergy Louisiana to purchase energy generated by a hydroelectric facility known as the Vidalia project through the year 2031. Note 9 to the financial statements in the Form 10-K contains further discussions of the obligations related to the Vidalia project. By orders entered by the LPSC in 1985 and 1990, the LPSC approved Entergy Louisiana's entry into the Vidalia contract and Entergy Louisiana's right to recover, through the fuel adjustment clause, the costs of power purchased thereunder. Additionally, the wholesale electric rates under the Vidalia power purchase contract were filed at FERC. In December 1999, the LPSC instituted a review of the following issues relating to the Vidalia project: (i) the LPSC's jurisdiction over the Vidalia project; (ii) Entergy Louisiana's management of the Vidalia contract, including opportunities to restructure or otherwise reform the contract;
(iii) the appropriateness of Entergy Louisiana's recovery of 100% of the Vidalia contract costs from ratepayers; (iv) the appropriateness of the fuel adjustment clause as the method for recovering all or part of the Vidalia contract costs; (v) the appropriate regulatory treatment of the Vidalia contract in the event the LPSC approves implementation of retail competition; and (vi) Entergy Louisiana's communication of pertinent information to the LPSC regarding the Vidalia project and contract. Based on its review, the LPSC will determine whether it should disallow any of the costs of the Vidalia project included in the fuel adjustment clause.

      In March 2000, Entergy Louisiana filed testimony in this sub-docket asserting that the prudence of the Vidalia contract already has been approved by final orders of the LPSC and that recovery of all amounts paid by Entergy Louisiana related to the Vidalia project pursuant to the FERC-filed rate is appropriate. Direct testimony was filed by intervenor Marathon Oil Company in May 2000 and by the LPSC staff and intervenor Louisiana Energy Users Group in July 2000. In its testimony the LPSC staff alleges that Entergy Louisiana was imprudent for not declaring to the LPSC that the Vidalia project had become uneconomic and not threatening to block the Vidalia project's owners' July 30, 1990 request that the LPSC clarify the LPSC's 1985 order (approving the Entergy
Louisiana/Vidalia project power purchase agreement), unless the Vidalia project's owners' shared with Entergy Louisiana's ratepayers some portion of what the LPSC staff quantifies as approximately $90 million of tax consequences available to the project. The LPSC staff's testimony does not quantify how much of the potential tax savings Entergy Louisiana should have demanded in exchange for not attempting to block the Vidalia project's owners' request for clarification; however, that testimony does suggest various alternatives by which some portion of the $90 million, perhaps $45 million plus interest since 1990, could be returned to the ratepayers. The direct testimony of the intervenor Louisiana Energy Users Group alleges that Entergy Louisiana was imprudent for not attempting to block the Vidalia project's owners' July 30, 1990 request that the LPSC clarify the LPSC's 1985 order approving the Entergy Louisiana/Vidalia project power purchase agreement; however, that intervenor does not quantify the amount of damage alleged to have been caused by this alleged imprudence. The direct testimony of the intervenor Marathon Oil Company alleges with respect to Entergy Louisiana that imprudent Vidalia project costs should be disallowed and that Entergy Louisiana's customers should not be charged 100% of the Vidalia costs. It is anticipated that hearings in this sub-docket concerning the Vidalia contract will begin in January 2001.

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

      Plaintiffs also filed this complaint with the Council in order to initiate a review by the Council of the plantiffs' allegations and to force restitution to ratepayers of all costs they allege were improperly and imprudently included in the fuel adjustment filings. Discovery has begun in the proceedings before the Council. In April 2000, testimony was filed on behalf of the plaintiffs in this proceeding. The testimony asserts, among other things, that Entergy New Orleans and other defendants have engaged in fuel procurement and power purchasing practices that could have resulted in New Orleans customers being overcharged by more than $45 million over a period of years. However, it is not clear precisely what periods and damages are being alleged.
Entergy intends to defend this matter vigorously, both in court and before the Council. The ultimate outcome of the lawsuit and the Council proceeding cannot be predicted at this time.

Filings with the MPSC  (Entergy Corporation and Entergy Mississippi)

     In March 2000, Entergy Mississippi submitted its annual performance-based formula rate plan filing for the 1999 test year. The filing indicated that no change in rate levels was warranted and the current rate levels remain in effect.

Purchased Power for Summer 2000 (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, and Entergy New Orleans)

     The domestic utility companies filed applications with the APSC, the LPSC, the MPSC, and the Council to approve the sale of power by Entergy Gulf States from its unregulated, undivided 30% interest in River Bend formerly owned by Cajun to the other domestic utility companies during the summer of 2000. In addition, Entergy Gulf States and Entergy Louisiana filed an application with the LPSC for authorization to purchase capacity and electric power from third parties for the summer of 2000. The commissions and Council have approved the applications, with a reservation of their right to review the prudence of the purchases and the appropriate categorization of the costs as either capacity charges or energy charges for purposes of recovery.

      During its November 2000 meeting, the LPSC considered the Entergy Gulf States and Entergy Louisiana costs. The LPSC found that the costs were prudently incurred, but decided that approximately 34% of the costs should be categorized as capacity charges, and therefore should be recovered through base rates and not through the fuel adjustment clause. The LPSC's decision will result in refunds of approximately $11.1 million for Entergy Louisiana and approximately $3.6 million for Entergy Gulf States. These costs categorized as capacity charges will be included in the costs of service used to determine the base rates of those companies.

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

      After a hearing, FERC issued an order in July 2000 in the proceeding. FERC affirmed the ALJ's adoption of a 10.8% return on equity, but modified the return to reflect changes in capital market conditions since the ALJ's decision. FERC adjusted the rate of return to 10.58% for the period December 1995 to the date of FERC's decision, and prospectively adjusted the rate of return to 10.94% from the date of FERC's decision. FERC's decision also changed other aspects of System Energy's proposed rate schedule, including the depreciation rate and decommissioning costs and their methodology.

      System Energy has provided reserves for a potential refund to the rate level of the initial ALJ decision, including interest. Management has analyzed the effect of FERC's decision, and concluded that a refund to the FERC decision rate level is not expected to have a material adverse effect on Entergy's, System Energy's, or the domestic utility companies results of operations. System Energy has filed a request for rehearing of FERC's order, which defers any refunds until after further FERC action.

     In August 2000, the MPSC approved Entergy Mississippi's second revised deferral plan that provides for a one-year suspension, until October 2001, of the recovery of the ALJ amount deferred prior to October 1998. The recovery of $11.8 million of the System Energy rate increase began in October 1998 and was being amortized over 48 months. The amount of System Energy's proposed rate increase in excess of this amount will continue to be deferred until the issuance of a final order by FERC, or October 2002, whichever occurs first. These deferred amounts, plus carrying charges, will be amortized over a 36-month period beginning in October 2002.


NOTE 3.  COMMON STOCK (Entergy Corporation)

     During the nine months ended September 30, 2000, Entergy Corporation repurchased 19,465,800 shares of common stock in the open market for an aggregate purchase price of approximately $496 million. These shares were purchased pursuant to Entergy's stock repurchase plan, to fulfill the requirements of various stock-based compensation and benefit plans, or under the terms of the Merger Agreement. Under the terms of the Merger Agreement, Entergy committed to use its commercially reasonable efforts to purchase in open market transactions $430 million of its common stock prior to the close of the Merger. After the signing of the Merger Agreement, Entergy repurchased 3.0 million shares for an aggregate amount of $100.2 million as of September 30, 2000.

     During the nine months ended September 30, 2000, Entergy Corporation issued 472,303 shares of its previously repurchased common stock to satisfy stock options exercised and employee stock purchases. In addition, Entergy Corporation received proceeds of approximately $2.0 million from the issuance of 89,894 shares of common stock under its dividend reinvestment and stock purchase plan.


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

(Entergy Gulf States)

     On June 1, 2000, Entergy Gulf States issued $300 million of First Mortgage Bonds due June 2, 2003 bearing an initial rate of 8.04%. The interest rate is floating and is computed each quarter. The current rate is 7.88%. The proceeds are being used for general corporate purposes, including the retirement of short-term indebtedness that was incurred for capital needs and capital expenditures, and the mandatory redemption of $150 million of preference stock in June 2000.

(Entergy New Orleans)

     On July 25, 2000, Entergy New Orleans issued $30 million of 8.125% Series First Mortgage Bonds due July 15, 2005. The proceeds are being used for general corporate purposes, including the retirement of short-term indebtedness that was incurred for capital needs and capital expenditures.

(System Energy)

     On August 1, 2000, System Energy redeemed, at maturity, $45 million of 7.80% Series Debentures with internally generated funds.

     On October 1, 2000, System Energy redeemed, at maturity, $30 million of 7.38% Series Debentures with internally generated funds.

(Entergy Corporation)

      As discussed in Note 7 to the Form 10-K, Saltend Cogeneration Company Limited (SCCL), an indirect wholly-owned subsidiary of EPDC, has in place a non-recourse senior credit facility and a non-recourse subordinated credit facility to finance the construction and operation of the Saltend power plant in the UK. All of the assets of SCCL are pledged as collateral under the senior credit facility and the subordinated credit facility. These facilities contain certain covenants, including the requirement that the Saltend power plant begin commercial operation by October 1, 2000. The plant has not commenced commercial operation, and therefore SCCL is in technical default on the facilities. The lender has agreed not to take any action at this time as a result of the default,
but  reserves all of its rights.   Final  testing  of  the Saltend  plant
is scheduled for early to mid-November 2000. The testing is required before commercial operation begins, and if successful the testing will remove the event of default. The amount of debt outstanding on the facilities as of September 30, 2000 is $588.2 million.

     Entergy's global power development business has entered into 10-year interest rate swap agreements with an average fixed rate of 6.539% for approximately 100% of the debt outstanding under the Damhead Creek bridge and term loan portion of the Senior Credit Facility. The global power development business is exposed to market risks from movements in interest rates for the hedged portion of the debt only in the unlikely event that the counter-parties to the interest rate swap agreements were to default on contractual payments. At September 30, 2000, Entergy's global power development business had interest rate swap agreements outstanding totalling a notional amount of $415.2 million. Under the senior credit facility and the subordinated credit facility, the ability of the global power development business to make distributions of dividends, loans, or advances to Entergy Corporation is restricted by, among other things, the requirement to pay permitted project costs, make debt repayments, and maintain cash reserves. See Note 7 to the financial statements in the Form 10-K for further discussion of the financing of the Damhead Creek project.


NOTE 5.  RETAINED EARNINGS (Entergy Corporation)

      On October 27, 2000, Entergy Corporation's Board of Directors declared a common stock dividend of $0.315 per share, payable on December 1, 2000 to holders of record on November 10, 2000.


NOTE 6.  BUSINESS SEGMENT INFORMATION  (Entergy Corporation)

      See Note 14 to the financial statements in the Form 10-K for information regarding Entergy's adoption of SFAS 131 and its operating segments. Entergy's segment financial information for the three months ended September 30, 2000 and 1999 is as follows (in thousands):


                        Domestic     Power      All                  Consolidated
                      Utility and  Marketing   Other*    Eliminations
                     System Energy and Trading*
 2000
 Operating Revenues    $2,412,482   $953,970   $ 82,660   $  (17,557) $ 3,431,555
 Income Taxes             199,142      8,892       (107)           -      207,927
 Net Income               290,694     12,289      3,706            -      306,689


 1999
 Operating Revenues   $ 2,044,282   $988,550   $ 45,853    $ (14,150) $ 3,064,535
 Income Taxes             193,998      9,504      7,295            -      210,797
 Net Income               292,297     17,287    (13,426)           -      296,158



      Entergy's segment financial information for the nine months ended September 30, 2000 and 1999 is as follows (in thousands):

                        Domestic      Power       All                  Consolidated
                      Utility and  Marketing    Other*    Eliminations
                        System    and Trading*
                        Energy
 2000
 Operating Revenues   $ 5,511,403   $1,672,931   $238,498   $  (41,997) $ 7,380,835
 Income Taxes             390,640       16,688     33,288            -      440,616
 Net Income               564,978       27,409     68,485            -      660,872
 Total Assets          20,560,181      612,501  3,384,263     (529,842)  24,027,103


 1999
 Operating Revenues   $ 4,977,012   $2,002,146   $ 67,581    $ (25,878) $ 7,020,861
 Income Taxes             361,494        2,468    (21,559)           -      342,403
 Net Income               549,741        3,132     25,949            -      578,822
 Total Assets          19,545,541      719,725  3,455,765     (323,205)  23,397,826


      Businesses marked with * are referred to as the "competitive businesses," with the exception of the parent company, Entergy Corporation, which is also included in the "All Other" column. The "All Other" category includes the parent, Entergy Corporation, segments below the quantitative threshold for separate disclosure, and other business activities. Other segments principally include global power development and non-utility nuclear power operations and management. Other business activities principally include the gains on the sales of businesses. The elimination of power marketing and trading mark-to-market profits on intercompany power transactions is also included in "All Other". Eliminations are primarily inter-segment activity.


NOTE 7.  ENTERGY-FPL GROUP MERGER  (Entergy Corporation)

     On July 30, 2000, Entergy Corporation and FPL Group entered into a Merger Agreement, providing for a business combination that results in the creation of a new company. For accounting purposes, the Merger will be recorded under the purchase method of accounting as an acquisition of Entergy by FPL Group. Each outstanding share of FPL Group common stock will be converted into the right to receive one share of the new company's common stock, and each outstanding share of Entergy Corporation common stock will be converted into the right to receive 0.585 of a share of the new company's common stock. It is expected that FPL Group's shareholders will own approximately 57% of the common equity of the new company  and Entergy's shareholders will own approximately 43%.  The  new company will be given a new name that will be agreed upon between the Boards of Directors of FPL and Entergy prior to the consummation of the Merger. The new company will maintain its principal corporate offices and headquarters in Juno Beach, Florida, and will maintain its utility headquarters in New Orleans, Louisiana. The Merger is conditioned, among other things, upon approvals of the shareholders of FPL Group and Entergy and approvals of various local, state, and federal regulatory agencies and commissions. Entergy and FPL Group will seek to consummate the Merger by late 2001.


NOTE 8. NEW ACCOUNTING PRONOUNCEMENT (Entergy Corporation, Entergy Arkansas, Entergy Gulf States, Entergy Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective for Entergy in 2001. This statement requires that all derivatives be recognized in the balance sheet, either as assets or liabilities, measured at fair value. The changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which Entergy is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which Entergy is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

     Entergy utilizes derivative financial instruments primarily for the following purposes:

     o trading activity in its power marketing and trading business;
     o to ensure adequate power supplies and to mitigate certain risks in the domestic utility business; and
     o to hedge cash flows for various transactions in its competitive businesses.

The implementation of SFAS 133 will not materially impact the power marketing and trading business, as its derivative portfolio is already marked-to-market under the provisions of EITF 98-10, "Measuring the Value of Energy-Related Contracts". The derivatives utilized in the domestic utility business will be recorded at their fair value upon implementation of SFAS 133. However, these fair values will be offset by related regulatory assets and liabilities, as all revenues and costs associated with these derivatives are ultimately recovered from ratepayers. Based on Entergy's preliminary assessment of the impact of SFAS 133 on its other cash flow hedging derivative instruments, Entergy estimates that a net-of-tax cumulative-effect-type-adjustment in accumulated other comprehensive income and the impact on the consolidated income statements due to any ineffectiveness of these cash flow hedges will not be significant when the company adopts SFAS 133 on January 1, 2001.
                   __________________________________

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

Union Pacific Railroad  (Entergy Corporation and Entergy Arkansas)

     See "Union Pacific Railroad" in Item 1 of Part 1 of the Form 10-K for information relating to the civil suit filed by Entergy Arkansas and Entergy Services against Union Pacific Railroad Company (Union Pacific) seeking damages and the termination of coal shipping contracts with Union Pacific because of its failure to meet its contractual obligations to ship coal to Entergy Arkansas' two coal-fired plants. In the third quarter of 2000, Entergy and Union Pacific settled the dispute and the litigation has been dismissed.

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

      In the lawsuit filed in state court in Orleans Parish alleging violations of Entergy New Orleans' limit on rate of return, in May 2000 a court of appeal granted Entergy New Orleans' exception to jurisdiction in the case and dismissed the proceeding. The Louisiana Supreme Court has denied the plaintiff's request for a writ of certiorari. The plaintiffs then commenced a similar proceeding before the Council. Management cannot predict the outcome of the proceeding before the Council.

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

Ice Storm Litigation  (Entergy Corporation and Entergy Gulf States)

      See "Ice Storm Litigation" in Part I of the Form 10-K for information relating to the lawsuit filed by a group of Entergy Gulf
States customers in Texas against Entergy Corporation, Entergy Gulf States, and other Entergy subsidiaries in state court in Jefferson County, Texas purportedly on behalf of all Entergy Gulf States customers in Texas who sustained outages in a January 1997 ice storm. In March 2000, an appellate court affirmed the district court's decision to certify the class. In response to Entergy's motion for rehearing, the appellate court reversed the district court, denied class certification, and remanded the case to the district court for proceedings consistent with its ruling. Management cannot predict the outcome of this matter.

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


Item 5.  Other Information

Earnings   Ratios   (Entergy  Arkansas,  Entergy  Gulf  States,   Entergy
Louisiana, Entergy Mississippi, Entergy New Orleans, and System Energy)

      The domestic utility companies and System Energy have calculated ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred dividends pursuant to Item 503 of Regulation S-K of the SEC as follows:

                          Ratios of Earnings to Fixed Charges
                                  Twelve Months Ended
                                December 31,             September 30,
                       1995   1996   1997   1998   1999       2000

 Entergy Arkansas      2.56   2.93    2.54  2.63   2.08       2.42
 Entergy Gulf States   1.86   1.47    1.42  1.40   2.18       2.59
 Entergy Louisiana     3.18   3.16    2.74  3.18   3.48       2.90
 Entergy Mississippi   2.92   3.40    2.98  3.12   2.44       2.38
 Entergy New Orleans   3.93   3.51    2.70  2.65   3.00       3.15
 System Energy         2.07   2.21    2.31  2.52   1.90       2.42

                         Ratios of Earnings to Combined Fixed Charges
                                   and Preferred Dividends
                                     Twelve Months Ended
                                    December 31,             September 30,
                          1995  1996   1997   1998    1999       2000

 Entergy Arkansas         2.12  2.44   2.24   2.28    1.80       2.13
 Entergy Gulf States (a)  1.54  1.19   1.23   1.20    1.86       2.31
 Entergy Louisiana        2.60  2.64   2.36   2.75    3.09       2.57
 Entergy Mississippi      2.51  2.95   2.69   2.80    2.18       2.14
 Entergy New Orleans      3.56  3.22   2.44   2.41    2.74       2.87

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

     27(a) - Financial Data Schedule for Entergy Corporation and Subsidiaries as of September 30, 2000.

     27(b) - Financial Data Schedule for Entergy Arkansas as of September 30, 2000.

     27(c) - Financial Data Schedule for Entergy Gulf States as of September 30, 2000.

     27(d) - Financial Data Schedule for Entergy Louisiana as of September 30, 2000.

     27(e) - Financial Data Schedule for Entergy Mississippi as of September 30, 2000.

     27(f) - Financial Data Schedule for Entergy New Orleans as of September 30, 2000.

     27(g) -  Financial Data Schedule for System Energy as of September
              30, 2000.

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

     99(f) - System Energy's Computation of Ratios of Earnings to Fixed Charges, as defined.

**   99(g) -  Annual  Reports  on  Form  10-K of  Entergy  Corporation,
              Entergy Arkansas, Entergy Gulf States, Entergy Louisiana,
              Entergy  Mississippi,  Entergy New  Orleans,  and  System
              Energy for the fiscal year ended December 31, 1999, portions of which are incorporated herein by reference as described elsewhere in this document (filed with the SEC in File Nos. 1-11299, 1-10764, 1-27031, 1-8474, 0-320, 0-
              5807, and 1-9067, respectively).

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

**   99(i) -  Quarterly  Reports  on Form 10-Q of Entergy  Corporation,
              Entergy Arkansas, Entergy Gulf States, Entergy Louisiana,
              Entergy  Mississippi,  Entergy New  Orleans,  and  System
              Energy for the quarter ended June 30, 2000, portions of which are incorporated herein by reference as described elsewhere in this document (filed with the SEC in File
              Nos.  1-11299,  1-10764, 1-27031, 1-8474, 0-320,  0-5807,
              and 1-9067, respectively).

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

 * Reference is made to a duplicate list of exhibits being filed as a part of this report on Form 10-Q for the quarter ended September 30, 2000, which list, prepared in accordance with Item 102 of Regulation S-T of the SEC, immediately precedes the exhibits being filed with this report on Form 10-Q for the quarter ended September 30, 2000.

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

     Entergy Corporation and Entergy Louisiana

           A Current Report on Form 8-K, dated August 11, 2000, was filed with the SEC on August 18, 2000, reporting information under Item 5. "Other Events".

     Entergy Corporation and Entergy Louisiana

           A Current Report on Form 8-K, dated October 19, 2000, was filed with the SEC on October 19, 2000, reporting information under Item 5. "Other Events" and Item 7. "Financial Statements, Pro Forma Financial Statements and Exhibits".



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


Date:     November 9, 2000